Form 10QSB
period 1998-03-31
MACATAWA BANK CORP
filed 1998-05-15
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number: 333-45755

                            MACATAWA BANK CORPORATION
        (Exact name of small business issuer as specified in its charter)

            MICHIGAN                                        38-3391345
  (State of other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                   51 E. Main Street, Zeeland, Michigan 49464
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (616) 748-9491

                                   -----------


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes ___  No _X_

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,435,125 shares of the Company's Common Stock (no par value) were outstanding as of May 13, 1998.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                                      INDEX



                                                                            Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  Consolidated Financial Statements                            3
                  Notes to Consolidated Financial Statements                   7

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11

Part II.          Other Information

                  Item 1.
                  Legal Proceedings                                           14

                  Item 2.
                  Changes in Securities and Use of Proceeds                   14

                  Item 3.
                  Defaults Upon Senior Securities                             14

                  Item 4.
                  Submission of Matters to a Vote of Securities Holders       14

                  Item 5.
                  Other Information                                           14

                  Item 6.
                  Exhibits and Reports on Form 8-K                            14


Signatures                                                                    15

Part I   Financial Information (unaudited)

                            MACATAWA BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1998 (unaudited) and December 31, 1997
-------------------------------------------------------------------------------

                                                          March 31,       December 31,
                                                            1998             1997
                                                         -------------   -----------
                                                         (Unaudited)
ASSETS
   Cash and due from banks ...........................   $    921,564    $    415,120
   Federal funds sold ................................      4,000,000            --
   Short-term investments ............................              0       7,000,000
                                                         ------------    ------------
     Cash and cash equivalents .......................      4,921,564       7,415,120

   Securities available for sale, at fair value ......     13,944,743       2,000,400

   Total loans .......................................     13,862,761         497,704
   Allowance for loan losses .........................       (208,000)         (7,500)
                                                         ------------    ------------
                                                           13,654,761         490,204

   Premises and equipment - net ......................      1,438,621         681,807
   Accrued interest receivable .......................        186,526          38,532
   Organizational costs ..............................         60,627          66,139
   Other assets ......................................        237,598          29,991
                                                         ------------    ------------

     Total Assets ....................................   $ 34,444,440    $ 10,722,193
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Noninterest-bearing .............................   $  2,165,944    $    245,812
     Interest-bearing ................................     24,717,914       2,466,411
                                                         ------------    ------------
       Total .........................................     26,883,858       2,712,223
   Accrued expenses and other liabilities ............        150,517          37,963
                                                         ------------    ------------
     Total liabilities ...............................     27,034,375       2,750,186

Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common stock, no par value, 9,500,000 shares
     authorized; 940,125 shares issued and outstanding
     as of March 31, 1998, and December 31, 1997 .....      8,137,268       8,137,268
   Retained deficit ..................................       (690,733)       (165,525)
   Net realized appreciation on securities available
     for sale, net of tax of $136 ....................        (36,470)            264
                                                         ------------    ------------
       Total shareholders' equity ....................      7,410,065       7,972,007
                                                         ------------    ------------

            Total liabilities and shareholders' equity   $ 34,444,440    $ 10,722,193
                                                         ============    ============

           See accompanying notes to consolidated financial statements

                            MACATAWA BANK CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                        Three months ended March 31, 1998
                                   (unaudited)
-------------------------------------------------------------------------------

                                                      Three Months
                                                         ended
                                                    March 31, 1998
                                                     (unaudited)
Interest Income
   Loans, including fees ..........................   $ 145,511
   Securities .....................................     197,961
                                                      ---------
     Total interest income ........................     343,472

Interest expense
   Deposits .......................................     138,344
   Other ..........................................          39
                                                       --------
     Total interest expense .......................     138,383

Net interest income ...............................     205,089

Provision for loan losses .........................     200,500

Net interest income after provision for loan losses       4,589

Noninterest income ................................       3,441

Noninterest expense
   Salaries and benefits ..........................     292,398
   Occupancy expense of premises ..................      29,295
   furniture and equipment expense ................      29,364
   Legal and professional fees ....................      34,564
   Advertising ....................................      26,615
   Supplies .......................................      24,474
   Other expense ..................................      96,528
                                                      ---------
     Total noninterest expenses ...................     533,238

Loss before federal income tax ....................    (525,208)

Federal income tax ................................           0

Net loss ..........................................    (525,208)

Basic and diluted loss per share ..................        (.56)

Average shares outstanding ........................     940,125

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        Three months ended March 31, 1998
                                   (unaudited)
-------------------------------------------------------------------------------

                                                               Three Months
                                                                  ended
                                                              March 31, 1998
                                                               (Unaudited)
Cash flows from operating activities
   Net loss ..............................................   $   (525,208)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization .....................         25,273
       Provision for loan losses .........................        200,500
       Net change in
            Organizational costs .........................          5,512
            Accrued interest receivable and other assets .       (355,601)
            Accrued expenses and other liabilities .......        131,477
                                                             ------------
                 Net cash from operating activities ......       (518,047)

Cash flows from investing activities
   Net increase in loans .................................    (13,365,057)
   Purchase of
     Securities available for sale .......................    (14,000,000)
     Maturities and calls of securities available for sale      2,000,000
     Premises and equipment ..............................       (782,087)
                                                             ------------
       Net cash from investing activities ................    (26,147,144)

Cash flows from financing activities
   Net increase in deposits ..............................     24,171,635
                                                             ------------
       Net cash from financing activities ................     24,171,635
                                                             ------------
Net change in cash and cash equivalents ..................     (2,493,556)

Cash and cash equivalents at beginning of period .........      7,415,120
                                                             ------------

Cash and cash equivalents at end of period ...............   $  4,921,564
                                                             ============
Supplemental disclosures of cash flow information
     Cash paid during the period for Interest ............   $     87,005

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three months ended March 31, 1998
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                                         Accumulated
                                                                                            Other               Total
                                                     Common            Retained          Comprehensive      Shareholders'
                                                       Stock            Deficit            Income              Equity

Balance, December 31, 1997                          $8,137,268      $ (165,525)          $      264         $7,972,007

Net loss for three months ended
March 31, 1998 (unaudited)                                            (525,208)                               (525,208)

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                                    (36,734)           (36,734)
                                                                                                             ----------
     Other comprehensive income                                                                                (36,734)
                                                                                                             ----------

Comprehensive Income                                                                                          (561,942)
                                                    ----------     ------------          -----------        ----------
Balance, March 31, 1998                             $8,137,268     $  (690,733)          $  (36,470)        $7,410,065
                                                    ==========     ============          ===========        ==========

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1997
-------------------------------------------------------------------------------

NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 containing audited financial statements for the period from May 21, 1997 (date of inception), through December 31, 1997.


NOTE 2 COMPUTATION OF EARNINGS PER SHARE

     Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.


NOTE 3 PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Macatawa Bank Corporation (the "Company), and its wholly-owned subsidiary, Macatawa Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 4 INITIAL PUBLIC OFFERING

     Subsequent to March 31, 1998, the Company completed its initial public offering on April 7, 1998. The Company issued 1,495,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of approximately $14,100,000, subject to further adjustment based upon the final actual expenses incurred.


NOTE 5 COMPARATIVE DATA

     The Company became the bank holding company for Macatawa Bank on February 23, 1998, when all of the Bank's outstanding common stock was converted into all of the outstanding stock of the Company and all of the Bank's shareholders became all of the Company's shareholders. The Bank had commenced its application process for regulatory approval on May 21, 1997, completed its common stock sale on November 7, 1997, and opened for operations on November 25, 1997. Comparable statements of income and cash flows for the three months ended March 31, 1997, have not been presented since the Company had not been incorporated and did not have operations during that period.

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1997
-------------------------------------------------------------------------------

NOTE 6 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale

                                                                         Gross            Gross
                                                     Amortized       Unrealized         Unrealized           Fair
                                                         Cost            Gains            Losses            Values
March 31, 1998 (Unaudited)
   U.S. Treasury securities and
     obligations of U.S. Government
     corporation and agencies                      $14,000,000    $          0       $      (55,257)       $13,944,743
                                                   ===========    ============       ===============       ===========

December 31, 1997
   U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                     $ 2,000,000    $        400       $            0        $ 2,000,400
                                                   ===========    ============       ===============        ===========

Contractual maturities of debt securites at March 31, 1998, were as follows. No held-to-maturity securities existed at March 31, 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Available-for-Sale Securities
                                                  Amortized            Fair
                                                    Cost              Values
     Due from 1999 to 2002                         $6,000,000        $5,981,080
     Due from 2003 to 2007                          8,000,000         7,963,663
                                                -------------     -------------
                                                  $14,000,000       $13,944,743
                                                =============     =============


--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1997
-------------------------------------------------------------------------------


   NOTE 7 - LOANS

Loans are as follows:

                                                     March 31       December 31,
                                                      1998              1997
                                                   (Unaudited)
     Commercial                                     $5,748,561       $   130,000
     Mortgage                                        4,808,988           207,245
     Consumer                                        3,305,212           160,459
                                                   -----------         ---------
                                                    13,862,761           497,704
     Allowance for loan losses                        (208,000)           (7,500)
                                                   -----------         ---------
                                                   $13,654,761       $   490,204
                                                   ===========       ===========

Activity in the allowance for loan losses is as follows:

                                                                           Period from
                                                          Three               May 21,
                                                          months         (date of inception)
                                                          ended                through
                                                         March 31,           December 31,
                                                          1998                  1997
                                                       (Unaudited)
     Balance at beginning of period                   $      7,500     $           0
       Provision charged to operating expense              200,500             7,500
                                                       -----------        ----------
     Balance at end of period                           $  208,000        $    7,500
                                                        ==========        ==========



------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1997
-------------------------------------------------------------------------------


NOTE 8 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                                                          Accumulated        Carrying
                                                                             Cost         Depreciation         Value
   March 31, 1998 (unaudited)
     Building and improvements                                           $   663,192       $   (3,893)    $    659,299
     Furniture and equipment                                                 806,473          (27,151)         779,322
                                                                        ------------      ------------   -------------
                                                                          $1,469,665        $ (31,044)     $ 1,438,621

   December 31, 1997
     Building and improvements                                           $   196,761       $   (1,055)    $    195,706
     Furniture and equipment                                                 490,815           (4,714)         486,101
                                                                        ------------     -------------  --------------
                                                                         $   687,576       $   (5,769)    $    681,807
                                                                         ===========       ===========    ============


NOTE 9 - DEPOSITS

Deposits are summarized as follows:

                                                                                            March 31,      December 31,
                                                                                            1998               1997
   Noninterest-bearing demand deposit accounts                                           $  2,165,945     $    245,812
   Money market accounts                                                                   11,718,915        1,173,742
   NOW and Super NOW accounts                                                               5,496,999          628,653
   Savings accounts                                                                         1,166,443          146,973
   Certificates of deposit                                                                  6,335,556          517,043
                                                                                        -------------     ------------
                                                                                          $26,883,858       $2,712,223
                                                                                        =============     ============


-------------------------------------------------------------------------------

                                   (Continued)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     Macatawa Bank Corporation (the "Company") is a Michigan corporation and is the bank holding company for Macatawa Bank (the "Bank"). The Bank commenced operations on November 25, 1997. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in the communities of Holland and Zeeland, Michigan, as well as the surrounding market area primarily located in Ottawa County, Michigan.

     The Company's plan of operation has been to establish its management team within the first few months of its operations. Management believes that it has been successful in establishing its management team and that it can administer the Company's growth for the next two to three years, with the addition of branch managers, tellers and other staff personnel at any new branches that are opened. Management believes that it will hire approximately eight full time equivalent employees for each additional branch that is opened.

     The Company's plan of operation also includes seeking out and considering locations for additional branches in its market area. Management believes that multiple branches make the Bank more convenient to its customers and assist the Bank in attracting additional depositors and borrowers. Management anticipates that the Company will add three to four branches in 1998 in addition to the Bank's existing Zeeland main office, Holland branch office and Holland loan processing branch office, although there can be no assurance that such proposed branches will be added. The Bank has purchased a bank branch facility in Jenison, Michigan for approximately $355,000, and anticipates spending approximately $440,000 on leasehold improvements, furniture, fixtures and equipment for that facility. In addition, the Bank has leased a bank branch facility located in south Holland, and anticipates spending approximately $315,000 on leasehold improvements, furniture, fixtures and equipment for that facility. The Bank has applied for branch approval for the south Holland and Jenison facilities, and anticipates that these branches will be open for business within the next three to six months, assuming receipt of the necessary regulatory approvals.

     In addition, the Bank has purchased real estate and has agreed to purchase an adjacent parcel located at the corner of Washington and State Streets in Zeeland, Michigan, where the Bank proposes to build a full service branch office, subject to the receipt of the necessary regulatory approvals. The Bank has also agreed to purchase, for a purchase price of $135,000, undeveloped real estate located at 26 Lakewood Boulevard in Holland, Michigan, where the Bank proposes to open a branch office, subject to receipt of the necessary zoning and regulatory approvals. The Bank has leased undeveloped real estate located at 16th Street and Waverly in Holland, Michigan, where the Bank proposes to build a full service branch office, subject to receipt of the necessary zoning and regulatory approvals.

Financial Condition

     Total assets of the Company increased by $23,722,247 or 221% to $34,444,440 at March 31, 1998, from $10,722,193 at December 31, 1997. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits. The first quarter of 1998 was the Company's first full quarter of operations, and the number of deposit accounts increased from 465 at December 31, 1997, to 3,619 deposit accounts at March 31, 1998. In addition, subsequent to March 31, 1998, the Company completed an initial public offering of common stock completed on April 7, 1998, which resulted in net proceeds to the Company of approximately $14,100,000 and an increase in total assets. The Company anticipates that the Bank's assets will continue to increase during 1998, which will be the Bank's first full year of operations.

     Cash and cash equivalents, which includes federal funds sold and short-term investments, decreased $2,493,556 or 34% to $4,921,564 at March 31, 1998, from $7,415,120 at December 31, 1997. The decrease is the result of the increase in the investment and loan portfolios since December 31, 1997.

     Securities available for sale increased $11,944,343 or 597% to $13,944,743 at March 31, 1998 from $2,000,400 at December 31, 1997. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1997.

     The allowance for loan losses as of March 31, 1998 was $208,000, representing approximately 1.5% of gross loans outstanding, compared to $7,500 at December 31, 1997. Macatawa Bank has not experienced any credit losses as of March 31, 1998.

     Bank premises and equipment increased by $756,814 or 111% to $1,438,621 at March 31, 1998 from $681,807 at December 31, 1997. The increase resulted from the purchase of the real estate for the proposed Zeeland branch office, as well as additional furniture, fixtures and equipment necessary to operate the Bank branches.

     Other assets increased by $207,607 from $29,991 at December 31, 1997, to $237,598 at March 31, 1998. This increase is a result of deferred costs associated with the Company's initial public offering of common stock which was completed on April 7, 1998.

     Deposits increased by $24,171,634 or 891% to $26,883,857 at March 31, 1998,
from $2,712,223 at December 31, 1997. This was the result of deposits being obtained from new customers of the Bank.

Results of Operations

     The net loss for the three month period ended March 31, 1998, was $525,203. As of December 31, 1997, the Company had a retained deficit of $165,525, and as of March 31, 1998, the Company had a retained deficit of $690,733. The retained deficit and net losses are primarily the result of provisions for loan losses, wages paid to employees, and fees and expenses incurred in forming the Company and applying for regulatory approval for the Bank's existing and proposed branches. Management believes that the Company will generate a net loss for 1998 as a result of expenditures made to build its management team and open its main office and branch facilities, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1997 and 1998 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income was $343,477 for the three month period ended March 31, 1998, related to interest income on securities and loans interest earning deposits. Interest expense was $138,383 for the three month period ended March 31, 1998 related to interest incurred on interest bearing deposits.

     The Company has an allowance for loan losses of approximately 1.5% of total loans at March 31, 1998. The provision for loan losses for the three month period ended March 31, 1998 was $200,500. This amount was provided as a result of the increase in the total loan portfolio. Management believes the current loan loss reserve is adequate.

     Other income of $3,441 for the three month period ended March 31, 1998 consisted of income from deposit service charges and other miscellaneous fees.

     The main components of other expenses were primarily salaries and benefits. Other expense for the three month period ended March 31, 1998 was $240,842, consisting primarily of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital in a private placement by the Bank to investors in November, 1997. Subsequent to March 31, 1998, the Company raised additional equity capital in its initial public offering completed April 7, 1998. The Company's plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next two or three years.

Recent Regulatory Developments

     Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well- capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


Item 1.      Legal Proceedings.

None.


Item 2.      Changes in Securities and Use of Proceeds.

None.


Item 3.      Defaults Upon Senior Securities.

None.


Item 4.      Submission of Matters to a Vote of Securities Holders.

     Effective January 26, 1998, the sole shareholder of the Company voted all ten shares of the Company's issued and outstanding common stock in favor of and approved the Company's Amended and Restated Articles of Incorporation, the Stock Compensation Plan and the Directors' Stock Option Plan. Effective February 18, 1998, the sole shareholder of the Company voted all ten shares of the Company's issued and outstanding common stock in favor of increasing the number of directors to seven and elected Ms. Dalman, Mr. Koetje and Mr. Hansen as directors. Subsequently on February 23, 1998, the Macatawa Bank became a wholly owned subsidiary of the Company pursuant to a Consolidation Agreement filed with and approved by the Federal Reserve Board and the Michigan Financial Institutions Bureau.

Item 5.      Other Information.

None.


Item 6.      Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         10.1 Lease Agreement dated March 19, 1998, between Macatawa Bank (the lessee) and Geenen DeKock Properties, L.L.C. (the lessor) concerning real property located at 16th Street and Waverly in Holland, Michigan.

         27     Financial Data Schedule
                (EDGAR version only)

    (b) Reports on Form 8K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MACATAWA BANK CORPORATION



                                           /s/ Benj. A. Smith, III
                                           Benj. A. Smith, III
                                           Chairman and Chief Executive Officer


                                           /s/ Philip J. Koning
                                           Philip J. Koning
                                           Treasurer and Secretary
                                           (Principal Accounting Officer)


DATE:    May 14, 1998

                                  Exhibit 10.1
                                    L E A S E


     THIS LEASE is made this 19th day of March, 1998, by and between GEENEN DEKOCK PROPERTIES, L.L.C., a Michigan limited liability company of 400 136th Avenue, Suite 205, Holland, MI 49424 ("LESSOR"), and MACATAWA BANK a Michigan Banking Corporation of 51 East Main Avenue, Zeeland, MI 49464 ("LESSEE"),

                                   WITNESSETH:

     1. LEASED PREMISES

     LESSOR, in consideration of the rents and covenants herein specified, does hereby let and lease the premises on which a Building is to be constructed on the Northeast Comer of 16th Street and Waverly Avenue, in the City of Holland, Ottawa County, Michigan as shown on the attached Exhibit A. (the "Premises"). The Premises are a portion of a larger parcel which may be owned by LESSOR. In all events LESSEE shall share the curb cuts on both 16th Street and Waverly Avenue with the adjoining buildings to be constructed on the larger parcel.

     2. PROJECT COSTS.

     LESSOR and LESSEE have agreed that the Land Cost of the Premises is $295,000.00 and that the cost of the building and other improvements, including site cost (including the two curb cuts, site engineering, general construction trades, construction financing fees, interest and general conditions), is estimated at $530,000.00 on the basis of the information furnished by LESSEE to LESSOR. The LESSOR shall construct the building according to building plans and specification provided by LESSEE to LESSOR and attached as Exhibit B. The building and other improvements will be constructed on a cost plus basis with A.
C. Geenen Construction Company acting as General Contractor with an administrative fee of 10%. LESSEE may name subcontractors to bid each project contract for the building, and LESSOR shall have the right to actively participate in the construction process. The actual construction budget and bids shall be approved by LESSOR and LESSEE prior to commencement of construction. The agreed upon Land Cost, the actual cost of the building and improvements and a developer's sweat-equity of $82,500.00 shall control in determining rent and option to purchase as provided below.

     3. FINANCING OF LAND, BUILDING AND IMPROVEMENTS.

     LESSEE agrees to finance the entire cost of the Land, Building and Improvements to the Premises and LESSOR agrees to use LESSEE for such financing. During the construction period, advances to General Contractor shall be made by LESSEE in accordance with standard practices for construction financing. All interest will be accumulated and added to the principal balance financed by LESSEE with the first payment to be due and payable at the commencement of the term of the Lease. It is anticipated that the permanent financing shall be on the basis of a 20 year amortization and term, with interest at the rate of EIGHT (8%) PERCENT per annum, provided that if the LESSEE shall exercise its Option to Purchase, the balance of the loan must be repaid in full at the time of closing of the Sale to LESSEE.

     4. COMMENCEMENT AND ENDING DAY OF TERM

     The term of this LEASE and LESSEE's obligation to pay rent shall commence on the date that the Premises and the Building and other improvements thereon, constructed as provided in Paragraph 2 of this Lease, are delivered by LESSOR to LESSEE ready for occupancy, and an occupancy permit has been obtained, but in all events no later than January 10, 1999.

     The term of this LEASE shall end on the last day of the last day of the last month of the TWENTIETH (20th) lease year of the lease term, as the term "lease year' is hereinafter defined, unless sooner terminated as herein provided.

     5. LEASE YEAR DEFINED

     The term "lease year" as used herein shall mean a TWELVE (12) consecutive MONTH period. The first lease year shall begin on the date of occupancy if such day is the 1st day of a calendar month, otherwise it shall commence on the lst day of the 1st calendar month after the commencement date of the lease. The period between the date LESSEE opens for business and the lst day of the next calendar month, if any, shall be defined as a "partial lease year."

     6. BASIC ANNUAL RENT

     LESSEE shall pay LESSOR as basic annual rent during the term of this LEASE the following:

          A. An amount equal to the monthly charge, principle and interest for financing the total project cost provided in Paragraph 2 of this Lease (exclusive of developers sweat equity) through LESSEE.

          B. The sum of EIGHT HUNDRED TWENTY-FIVE (825.00) DOLLARS per month representing the monthly interest on developers sweat-equity.

          C. An amount equal to FIFTEEN (15%) PERCENT of the total of the monthly amounts as provided in subparagraphs A and B each month during the FIFTH through the TENTH lease years, increasing to THIRTY (30%) of such monthly amounts each month during the ELEVENTH through the TWENTIETH lease years.

     Rent payments shall be made in advance on the first day of each month during the entire term of the Lease.

     7. SET-OFF; OBLIGATION TO SURVIVE; APPLICATION OF PAYMENTS

          A. Any rent due under this LEASE shall be paid by LESSEE when due without any set off, deduction, abatement, reduction or counterclaim whatsoever. LESSEE's obligation to pay rent that is accrued and unpaid hereunder shall survive the expiration or termination of the lease term.

          B. Payments received from LESSEE shall be applied by LESSOR as follows: First, to any late charges due; then to accrued interest; then to other charges due and unpaid, then to additional rent, then to base rent.

          C. Notwithstanding anything herein to the contrary, LESSEE expressly reserves that right to offset amounts owed and then due and payable by LESSEE to LESSOR hereunder by amounts owed and then due and payable by LESSOR to LESSEE under any promissory note or loan agreement between LESSOR and LESSEE with reference to the financing of the Premises.

     8. OPTION TO PURCHASE

     At the conclusion of the THIRD lease year, LESSEE shall have the option to purchase the Premises, including the Building and all improvements, for an amount equal to the total of (i) the Land Cost (ii) the Building and other improvements cost as determined in accordance with Paragraph 2 and (iii) the developers equity of EIGHTY TWO THOUSAND

FIVE HUNDRED ($82,500.00) DOLLARS, all in cash at closing. To be effective, this option must be exercised no later than THIRTY (30) days prior to the end of the THIRD lease year of the term of the Lease. If LESSEE elects to purchase this Premises as provided hereunder, this LEASE shall terminate effective the date of closing of such purchase.

     In the event that LESSEE shall exercise the option to purchase: (i) closing shall take place within 30 days after its exercise, or the 5th day of January, 2002, whichever event occurs later; (ff) LESSOR shall provide LESSEE with a Title Insurance policy in a sum equal to the purchase price showing that LESSEE shall acquire title to the Premises free and clear of all liens and encumbrances and subject only to easements which do not adversely effect LESSEE'S use and occupancy of the Premises; (iii) if one is not already in existence, LESSOR or the then owner of the adjoining premises and LESSEE shall enter into a reciprocal easement for the sharing of any driveways and curb cuts which are then in fact being shared by the Premises and the adjoining premises; and (iv) the conveyance to LESSEE shall be by Warranty Deed.

     9. USE AND OCCUPANCY

          A. LESSEE may use and occupy the Premises as a Bank Office, drive in, and ATM and related retail uses only, subject also to the following prohibited uses:

               1) any use not involving the retail sale of goods or services,

               2) any use which would constitute an offensive, noisy, or dangerous business,

               3) any use which would overload the Premises or which will in any manner injure, vibrate or shake said Premises,

               4) any use which will increase the rate of fire insurance or liability underwriting upon the Premises over that which is applicable for its intended use,

               5) any use for conducting fire, bankruptcy, going out of business, or auction sales,

               6) any use which would constitute a nuisance,

               7) any use in violation of the applicable Zoning Ordinances or any other applicable ordinance of the governing municipality or the applicable statutes, regulations or ordinances of any other governmental unit.

          B. LESSEE agrees that the LESSEE's business shall be established and conducted in a first-class manner, in accordance with accepted business practices.

          C. LESSEE shall not use, store, generate, treat, or dispose on the Premises any hazardous substance (except for normal and customary amounts of hazardous substances that are used in the operation of a bank) without the prior written consent of LESSOR, which consent may be granted or withheld in LESSOR's sole discretion. For purposes of this paragraph, the term 'hazardous substance' means any substance the manufacture, use, treatment, storage, transportation, or disposal of which is regulated by any law having as its object the protection of public health, natural resources, or the environment, including, by way of illustration only and not as a limitation, the Resource Conservation and Recovery Act; the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 as amended by the Superfund Amendments and Reauthorization Act of 1986; the Toxic Substances Control Act; the Federal Water Pollution Control Act; and the Clean Air Act.

          D. LESSEE shall indemnify, defend, and hold harmless LESSOR from and against all loss, liability, damage, and expense, including costs associated with administrative and judicial proceedings and any attorney fees, suffered or incurred by LESSOR on account of (i) LESSEE's failure to comply with any of the aforementioned Acts or with any other environmental, health, safety, or sanitary law, code, ordinance, rule, regulation, or any interpretation or order of any regulatory or administrative authority with respect thereto; (ii) any release of oil or hazardous material or substance on, upon, into, or from the Premises by LESSEE; and (iii) any and all damage to natural resources or real property and/or harm or injury to persons resulting or alleged to have resulted from such failure to comply and/or release of oil or hazardous material or substances.

          E. LESSEE shall promptly supply to LESSOR a copy of the reports of any environmental audit or investigation undertaken on the Premises or adjacent property, all notices, demands, inquiries, or claims received from any person or entity as a result of contamination or pollution alleged to be on or emanating from the Premises or adjacent property, and any reports or applications for licenses, permits, or approvals submitted by or on behalf of LESSEE to any environmental regulatory agency affecting the Premises or adjacent property.

     10. RIGHT TO INSPECT

     LESSOR and its agents shall have free access to the Premises during all reasonable business hours and upon reasonable notice to LESSEE (notice waived only in case of emergency such as fire, theft, damage due to other natural causes such as windstorm, hail, rain and snow) for the purpose of examining the same and to ascertain if they are in good repair, to make reasonable repairs which the LESSOR may be required to make hereunder, and to exhibit the same to prospective purchasers or lessees.

     11. QUIET ENJOYMENT

     LESSOR agrees that upon payment of the rental and performance of the covenants herein provided, LESSEE shall and may peacefully and quietly have and hold the Premises during the term hereof.

     12. MAINTENANCE OF PREMISES

          A. LESSOR shall maintain the roof, the structural members, and the exterior walls of the building of which the Premises is a part, in good and safe condition for the term of this LEASE, except for damage caused by LESSEE, its agents, employees, licensees, and invitees, which is neither covered by insurance or of a nature which is normally covered by an "all risk of direct physical loss" insurance policy. LESSOR shall also be responsible for during the first year of the Lease for any and all repairs and replacements of the building and related improvements necessitated by faulty construction.

          B. Except as provided in Paragraph 12.A, LESSEE shall decorate, maintain, and make all necessary replacements and repairs to the Premises [including glass breakage, including but not limited to damage caused by vandalism and break- ins] and keep the Premises and all improvements in the same condition as the date it takes possession, including the electrical, the plumbing, and the heating, ventilating and air conditioning (HVAC) systems, reasonable wear and tear excepted, and damage by fire or other casualty also excepted only to the extent that such damage is insurable under an "all risks of direct physical loss" insurance policy. LESSEE will be responsible for routine preventive maintenance to the HVAC system and shall provide LESSOR with proof of such preventive maintenance, or in the alternative LESSOR may contract for such service and LESSEE will the be responsible to reimburse LESSOR for the cost thereof. LESSEE shall also be responsible for all maintenance, repairs and replacements to all driveways, parking areas, sidewalks, landscaping, drainage, and lighting facilities on the Premises. LESSEE shall also be responsible for compliance with all federal, state and local laws (i.e., such as the requirement of the ADA, except by reason of the construction of the Premises not being in conformity with the plans and specifications, which shall be the responsibility of LESSOR.

          C. LESSEE shall operate and keep the Premises in a clean and sanitary condition according to all applicable laws and codes.

          D. LESSEE shall make no structural change or alteration to the Premises without first obtaining the written consent of LESSOR, which consent shall not be unreasonably withheld, delayed or conditioned, and LESSEE shall have the right to make such non-structural alterations in and about the Premises as LESSEE may determine desirable in connection with its business operation under this LEASE.

     13. DAMAGE TO PREMISES

     In the event that the Premises are damaged by reason of fire windstorm, or any other element or casualty, the same (exclusive of LESSEE's improvements and trade fixtures) shall be repaired as rapidly as possible by LESSOR; provided, however, that the rent shall abate in proportion to the extent to which LESSEE's occupancy and use of said Premises is reduced by such damage until the same shall be put in tenantable condition. Further provided, however, that LESSEE shall be responsible in all events for all damage caused by LESSEE, its agents, employees, invitees and licensees, which is neither covered by insurance nor of a nature which is normally covered by an all risks of direct physical loss insurance policy. Further provided, however, that if the Premises are totally destroyed or damaged as to not be capable of repair in the exercise of due diligence within ONE HUNDRED TWENTY (120) DAYS from the date of said damage, then either LESSOR or LESSEE may elect to terminate the LEASE forthwith, and rent shall be prorated to the date of damage or destruction.

     14. CONDEMNATION

     In the event of condemnation or the taking of the entire Premises or such portion thereof as may render the same no longer suitable for LESSEE to continue occupation of the Premises, then this LEASE shall terminate as of the date of taking and rent and all other payments required to be made under this LEASE shall be prorated to said date. In the event of a partial taking not sufficiently serious to make said Premises no longer suitable to LESSEE, rent shall only abate to the extent of such taking. LESSOR and LESSEE shall each have the right to file any claim against such condemning or taking authority and each shall have the right to receive an award based on its respective interest in the Premises. LESSOR and LESSEE shall assist each other in the preparation and filing and prosecution of any claim based on condemnation or taking.

     15. INSOLVENCY

     In the event a receiver is appointed for the business of LESSEE, or in the event that LESSEE makes a general assignment for the benefit of its creditors, or if LESSEE takes or suffers any action under any insolvency or bankruptcy act, the same shall constitutes default under the terms of this LEASE.

     16. UTILITIES

          A. HEATING, AIR CONDITIONING AND VENTILATING. LESSEE shall pay for all electricity and gas used in the operation of the Heating, Air Conditioning and Ventilating system serving the Premises, for each month during the term of this LEASE.

          B. ELECTRICITY, WATER AND SEWER. LESSEE shall pay for all electricity, gas, water and sewer service used in the Premises.

     17. INSURANCE

          A. LESSEE shall carry and keep in full force and effect, at its expense, a policy or policies of public liability insurance with respect to the Premises and the business of LESSEE and any subtenant or assignee, in which both LESSEE and LESSOR shall be named insureds with limits of liability not less than $2,000,000 for injury or death to one or more persons, and $500,000 with respect to damage to property. LESSEE shall furnish LESSOR with certificates evidencing that such insurance is in effect, stating that LESSOR shall be notified in writing 30 days prior to cancellation, material change, or non-renewal of insurance.

          B. LESSEE shall carry and keep in full force and effect at its expense insurance for fire and extended coverage, insuring for the full insurable value of LESSEE's work, LESSEE's leasehold improvements, merchandise, trade fixtures, furnishings, operating equipment and personal property including wallcoverings, carpeting, and drapes.

          C. LESSEE shall carry and keep in full force and effect an "all risks of direct physical loss' property insurance policy in an amount equal to 100% of the replacement cost thereof, from time to time, for the exterior walls, roof, floor, foundations, structural elements, heating and cooling fixtures, and any and all items attached to the Premises. LESSEE shall furnish LESSOR with certificates evidencing that such insurance is in effect, stating that LESSOR shall be notified in writing 30 days prior to cancellation, material change, or non-renewal of insurance.

          D. LESSEE shall maintain worker's compensation insurance covering all of its employees to at least the statutory limit set forth under Michigan law.

          E. LESSEE shall observe all reasonable regulations and requirements of underwriters concerning the use and condition of the Premises, tending to reduce fire hazard and insurance rates, and shall not permit or allow any rubbish or waste products to accumulate on said Premises.

          F. Anything in this LEASE to the contrary notwithstanding, it is agreed that each party and its successors and assigns (including any person or entity who may become subrogated to any of its rights) (the Releasing Party) hereby releases the other party and its successors and assigns (the Released Party) from liability which the Released Party would, but for this paragraph, have had to the Releasing Party during the term of this LEASE, resulting from the occurrence of any accident or occurrence or casualty (i) which is normally covered by a fire and extended coverage policy, or an all risks of direct physical loss policy, or (ii) covered by any other insurance being carried by the Releasing Party at the time of such occurrence.

     18. TAXES

     LESSOR shall make every reasonable effort to have the Premises separately assessed, in which event, LESSEE shall pay the entire tax bill for the Premises before the due date therefor and shall furnish LESSOR with proof of payment thereof.

     In the event that LESSOR is unable to have the Premises separately assessed, LESSEE shall pay to LESSOR on presentment of the statement therefor its share of all taxes assessments, excises and/or surcharges against the entire land, buildings and improvements for the Tax Parcel of which the Premises is a part, that are payable to any lawful authority during each lease year (hereinafter taxes). The share to be paid by LESSEE shall be based on the City Assessors Card for the Land occupied by the Premises, the Building on the Premises and the Improvements on the Premises.

     Notwithstanding anything in this paragraph to the contrary, all costs and expenses incurred by LESSOR during negotiations for or contests of the amount of taxes shall be included within the term "taxes." In the event a refund is obtained, LESSOR shall issue a credit to LESSEE for same, such portion to be based on the percentage of the original taxes paid by LESSEE from which the refund is derived.

     19. COMMON AREAS

     The only common areas will be the access driveways in the event that LESSOR shall own other premises adjacent to the Premises which shall be shared with the other premises owned by LESSOR, in which event such access driveways shall be maintained by LESSEE as part of its Premises.

     20. ASSIGNABILITY

     LESSEE will not assign, sublet or part with the possession of the whole or any part of the Premises without the consent in writing of LESSOR, which consent will not be unreasonably withheld, delayed or conditioned. In the event that this LEASE is in fact assigned or sublet, then in all events the rent and other charges paid by the assignee or sublessee subsequent to the assignment or sublease during the remainder of the term of the LEASE and of any renewal term shall be the rate specified in this agreement, and all rent shall be payable to LESSOR. Provided, however, that the assignee or sublessee shall at the time of the assignment or sublease specifically assume the obligation to pay the rent and other charges. In this connection, in the event of a sublease, the sublease must contain the following language:

         ___________________ ("Sublessee") understands that the Lease between GEENEN DEKOCK PROPERTIES, L.L.C. ("Lessor") and MACATAWA BANK (Lessee') permits this sublease only in the event that Sublessee incurs contractual liability directly to Lessor for rent and all other charges provided for under the terms of the Lease. By the execution of this Sublease, Sublessee accepts the Lessee's assignment of liability for rent and all other charges provided for under the terms of the Lease during the term of this Sublease and any extension or renewal hereof. This Sublease does not release Lessee from liability to Lessor for rent and all other charges due under the Lease."

     21. LESSEE'S WORK

     After the Building and improvements have been constructed on the Premises in accordance with Paragraph 2 of this Lease and turned over to LESSEE in accordance with Paragraph 3 of this Lease, LESSEE shall have the right to occupy the Premises for LESSEE's work.

     LESSEE shall be responsible for placing the Premises in operational order, installing trade fixtures, floor covering, wallcovering, any special lighting, and other improvements upon taking possession of the Premises.

     All alterations, decorations, additions, improvements, including floor covering and/or carpeting, and all fixtures installed or placed within the Premises, other than LESSEE's trade fixtures, shall be deemed to have been attached to the Premises and to have become the property of LESSOR upon such attachment and shall not be altered or removed without the prior written consent of LESSOR, which consent shall not be unreasonably withheld, delayed or conditioned. LESSEE shall not change or alter the exterior of the Premises. LESSEE may make interior structural changes or alterations to the Premises with the prior written consent of LESSOR, which shall not be unreasonably withheld.

     22. TERMINATION, SURRENDER OF POSSESSION

     LESSEE shall fail or refuse to remove all personal property and trade fixtures from the Premises upon the expiration or termination of this LEASE, the parties hereto agree and stipulate that LESSOR may, at is election: (i) treat such failure or refusal as an offer by LESSEE to transfer title to such property to LESSOR, in which event the title thereto shall thereupon pass under this LEASE as a bill of sale; or (ii) treat such failure or refusal as conclusive evidence, on which LESSOR shall be entitled to rely absolutely, that LESSEE has forever abandoned such property. In either event, LESSOR may, with or without accepting title thereto, keep or remove, store, destroy, discard, or otherwise dispose of all or any part of such property in any manner that LESSOR shall choose without incurring liability to LESSEE or to any other person. In no event that LESSOR ever become or be charged with the duties of a bailee of any property of LESSEE. The failure of LESSEE to remove any property from the Premises shall forever bar LESSEE from bringing any action or asserting any liability against LESSOR with respect to any property which LESSEE fails to remove.

     23. HOLDING OVER

     LESSEE acknowledges that its holding over beyond the time of the termination or expiration of this LEASE will cause LESSOR additional expense. If LESSEE shall remain in possession of the Premises, or any part thereof, after the termination or expiration of this LEASE, LESSEE shall acquire no rights with respect to the Premises. LESSEE shall, however, pay LESSOR, as liquidated damages, 150% of the amount of rent which would have been due for a like period of occupancy during the term hereof. The provisions of this clause shall not operate as a waiver by LESSOR of any right it may otherwise have.

     24. EVENTS OF DEFAULT

     The term "Event of Default" shall mean, whenever used herein, any one or more of the following events: (a) failure by LESSEE to pay the basic rents or any other payments required to be paid hereunder at the times specified, which payment remains unpaid for a period of FIFTEEN (15) DAYS after written notice of the failure to make timely payment of the same is duly delivered by LESSOR to LESSEE either in person or by first-class mail, postage prepaid, addressed to LESSEE at the address shown on the first page of this LEASE; (b) failure by LESSEE to observe and perform any other covenant, condition, undertaking or agreement herein on its part to be observed or performed, for the period of 30 days after the notice thereof is duly delivered by LESSOR to LESSEE either in person or by first-class mail, postage prepaid, addressed to LESSEE at the aforesaid address; (c) failure by LESSEE promptly to lift any execution, garnishment or attachment of such consequences as will impair the LESSEE's ability to carry out LESSEE's obligations under this LEASE.

     25. DIES UPON EVENT OF DEFAULT

     Whenever any Event of Default shall have occurred and be continuing, the LESSOR may take one or more of the following remedial steps:

          A. may declare all installments of rent payable for the remainder of the term of this LEASE to be immediately due and payable, whereupon the same shall become immediately due and payable.

          B. may re-enter and take possession of the Premises without terminating this LEASE and may sublet the Premises for the account of LESSEE, holding LESSEE liable for the difference between the rent and other amounts payable by LESSEE hereunder, including but not limited to all costs and expenses incurred by

     LESSOR  in  re-entering,   possession,  and  subleasing  the  Premises  and
     equipment, and the rent received under such subleasing.

          C. may terminate the LEASE with LESSEE, exclude the LESSEE from possession of the Premises, and use its best efforts to lease to another lessee at same terms and conditions for the account of LESSEE holding LESSEE liable for all rents and other payments due up to the effective date of such termination.

          D. may take whatever action at law or in equity as may appear necessary or desirable to collect the rent when due and thereafter to become due or to enforce performance and observance of any obligation, agreement or covenant of LESSEE hereunder.

          E. may, as reasonably deemed necessary from time to time (but shall not be required to remodel, improve and repair the Premises in order to better lease or relet the same and all costs and expenses thereof shall become a debt due by LESSEE to LESSOR and it shall be entitled to reimbursement from the first revenues or rentals received thereafter from any subleasing or reletting.

          F. may declare the LEASE forfeited and void, and retain whatever may have been paid on the Premises and all improvements that may have been made thereto together with any additions and accretions thereto, and consider and treat the LESSEE as a tenant holding over without permission, and take immediate possession of the Premises and the LESSEE and each and every other occupant remove and put out. A notice of forfeiture giving LESSEE at least 15 days to pay any moneys required to be paid hereunder or to cure other material breaches of this LEASE shall be served on LESSEE as provided by statute, prior to the institution of any proceedings to recover possession of the Premises.

     26. INTEREST

     Any amount due LESSOR from LESSEE under this LEASE which is not paid within 7 days after its due date shall bear interest at 2% over the prime rate charged by MACATAWA BANK, from the date due until paid; provided, however, the payment of any such interest shall not excuse or cure the default upon which such interest accrued. Further provided that, if the interest hereinabove provided is at any time in excess of the maximum legal rate permitted to be charged under Michigan law, the rate of interest shall in fact be the maximum legal rate so chargeable under Michigan law.

     27. SUBORDINATION TO MORTGAGES

     LESSEE agrees to execute any instrument to evidence subordination of this LEASE to any mortgage from time to time as may be required by LESSOR, provided that in the event of subordination, the mortgagee underneath such mortgage shall acknowledge the validity of this LEASE, agree to provide for its continuance, and shall recognize all of LESSEE's rights hereunder, so long as the LESSEE is not in default hereunder.

     28. ESTOPPEL AGREEMENT

     LESSOR and LESSEE shall, each without charge at anytime and from time to time, within 10 days after request by the other party, certify by written instrument, duly executed, acknowledged and delivered to any mortgagee, assignee of any mortgagee or purchaser, or any proposed assignee or sublessee of LESSOR or any other person, firm or corporation specified by LESSOR and LESSEE:

          A. That this LEASE is unmodified and in full force and effect (or, if there has been modification, that the same is in full force and effect as modified and stating the modifications);

          B. Whether or not there are then existing any setoffs or defenses against the enforcement of any of the agreements, terms, covenants or conditions hereof upon the part of the LESSOR or LESSEE, as the case may be, to be performed or complied with (and, if so, specifying the same); and

          C. The dates, if any, to which the rental(s) and other charges hereunder have been paid in advance.

     29. LESSOR DEFINED

     The term "LESSOR" as used in this LEASE means only the owner or the mortgagee in possession for the time being of the Premises, or the owner of a lease of the land of the Premises, and/or the buildings and improvements thereon, so that in the event of and upon any assignment, sale or demise of LESSOR's interest in the Premises, LESSOR shall be and hereby is entirely freed and relieved of all obligations of LESSOR hereunder, except obligations accrued prior to the effective date of such assignment, provided that the assignee, purchaser, or LESSEE assumes and agrees to observe and perform all obligations of LESSOR hereunder, and provided further that the then LESSEE is given notice of such assignment, sale or lease. It is specifically understood and agreed that there shall be no personal liability on LESSOR in respect to any of the covenants, conditions or provisions of this LEASE and in the event of a breach or default by LESSOR of any of its obligations under this LEASE, LESSEE shall look solely to the equity of the LESSOR in the Premises for the satisfaction of LESSEE's remedies and claims for damages.

     30. BUILDING SIGN. LESSEE shall place and maintain an identification sign on the front of the Premises. The sign shall in all respects be in conformance with all applicable signage ordinance requirements. A drawing of said sign shall be submitted to LESSOR for approval prior to installation and the name, address and telephone number of the sign company constructing the sign shall also be furnished to LESSOR. If LESSEE shall make alterations in any signage during the term of this Lease or any extension or renewal thereof, LESSEE shall be responsible for all repairs caused by such change in signage. Upon vacating the Premises, LESSEE shall remove all of its signs on the building and shall repair all damage caused by or resulting from such removal.

     31. NEGATIVE COVENANT

     LESSOR will not sell nor lease any portion of the premises adjoining the Premiss to a Bank or other financial institution, in the event that LESSOR shall at any time own the adjoining premises.

     32. NOTICES

     All notices to the parties hereto as may be required by this LEASE agreement shall be in writing and may be delivered or sent by Outclass mail, postage prepaid, to the parties at the addresses shown upon the first page hereof, or at such other address as may be furnished by the party in writing to the other party, from time to time.

     33. TEMPORARY FACILITY

     In the event that LESSEE shall request that LESSOR furnish a temporary facility, LESSOR will work with LESSEE to provide a suitable facility if at all possible. All costs associated with such temporary facility will be promptly paid by LESSEE.

     34. BINDING EFFECT

     This agreement shall be governed by the laws of the State of Michigan and shall be binding on the parties hereto, their heirs, personal representatives, successors and assigns.

The captions in this agreement are for convenience only and shall not be considered as part of this agreement or in any way limiting or amplifying its terms or provisions.

     Signed the day and year first above written.


GEENEN DEKOCK PROPERTIES, L.L.C.                  MACATAWA BANK
A Michigan limited liability company              a Michigan Banking Corporation

by THE CHARLES A. GREEN TRUST
                                                  by  /s/ Philip Koning
by_________________________________                   President
   Charles A. Geenen, Trustee

by THE DOUGLAS DEKOCK TRUST                       by___________________________
                                                    ___________________________

by /s/ Douglas DeKock
   Douglas DeKock, Trustee
        Members,          LESSOR                                        LESSEE



::ODMA\PCDOCS\GRR\156206\1