Form 10QSB
period 1998-06-30
MACATAWA BANK CORP
filed 1998-08-14
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

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

                                   -----------


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,435,125 shares of the Company's Common Stock (no par value) were outstanding as of August 7, 1998.

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

Part I   Financial Information (unaudited)

                            MACATAWA BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------

                                                                June 30,      December 31,
                                                                 1998             1997
                                                              -----------     -----------
                                                              (Unaudited)
ASSETS
   Cash and due from banks                                    $  3,733,511    $    415,120
   Federal funds sold                                              700,000            --
   Short-term investments                                             --         7,000,000
                                                              ------------    ------------
     Cash and cash equivalents                                   4,433,511       7,415,120

   Securities available for sale, at fair value                 15,970,575       2,000,400

   Total loans                                                  60,374,560         497,704
   Allowance for loan losses                                      (910,000)         (7,500)
                                                              ------------    ------------
                                                                59,464,560         490,204

   Premises and equipment - net                                  2,502,189         681,807
   Accrued interest receivable                                     672,057          38,532
   Organizational costs                                             58,423          66,139
   Other assets                                                    418,183          29,991
                                                              ------------    ------------

     Total Assets                                             $ 83,519,498    $ 10,722,193
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                      $ 10,411,954    $    245,812
     Interest-bearing                                           52,208,983       2,466,411
                                                              ------------    ------------
       Total                                                    62,620,937       2,712,223
   Accrued expenses and other liabilities                          238,802          37,963
                                                              ------------    ------------
     Total liabilities                                          62,859,739       2,750,186

Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common  stock,  no par value, 9,500,000 shares
     authorized; 2,435,125 and 940,125 shares issued
     and outstanding as of June 30, 1998, and
     December 31, 1997, respectively                            22,291,163       8,137,268
   Retained deficit                                             (1,611,984)       (165,525)
   Net unrealized appreciation (depreciation) on securities
     available for sale, net of tax                                (19,420)            264
                                                              ------------    ------------
       Total shareholders' equity                               20,659,759       7,972,007
                                                              ------------    ------------

            Total liabilities and shareholders' equity        $ 83,519,498    $ 10,722,193
                                                              ============    ============

-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                            MACATAWA BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three and six months ended June 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------

                                                      Three Months    Six Months
                                                         ended          ended
                                                     June 30, 1998   June 30, 1998
                                                      -----------    ------------
                                                      (unaudited)    (unaudited)
Interest Income
   Loans, including fees                              $   808,846    $   954,357
   Securities                                             365,224        563,185
                                                      -----------    -----------
     Total interest income                              1,174,070      1,517,542

Interest expense
   Deposits                                               446,763        585,107
   Other                                                      962          1,001
                                                      -----------    -----------
     Total interest expense                               447,725        586,108

Net interest income                                       726,345        931,434

Provision for loan losses                                (702,000)      (902,500)

Net interest income after provision for loan losses        24,345         28,934

Noninterest income                                         68,272         71,713

Noninterest expense
Salaries and benefits                                     616,611        909,009
   Occupancy expense of premises                           60,999         90,294
   Furniture and equipment expense                         45,895         75,259
   Legal and professional fees                             39,122         73,686
   Advertising                                             38,707         65,322
   Supplies                                                51,514         75,988
   Other expense                                          161,020        257,548
                                                      -----------    -----------
     Total noninterest expenses                         1,013,868      1,547,106

Loss before federal income tax                           (921,251)    (1,446,459)

Federal income tax                                              0              0
                                                      -----------    -----------
Net loss                                              $  (921,251)   $(1,446,459)
                                                      ===========    ===========

Basic and diluted loss per share                             (.39)         (1.26)

Average shares outstanding                              2,336,554      1,148,553

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Six months ended June 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------

                                                              Six Months
                                                                ended
                                                             June 30, 1998
                                                              (Unaudited)
Cash flows from operating activities
   Net loss                                                  $ (1,446,459)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization                               79,681
       Provision for loan losses                                  902,500
       Net change in
            Organizational costs                                    7,716
            Accrued interest receivable and other assets       (1,021,717)
            Accrued expenses and other liabilities                210,980
                                                             ------------
                 Net cash from operating activities            (1,267,299)

Cash flows from investing activities
   Net increase in loans                                      (59,876,856)
   Purchase of
     Securities available for sale                            (16,000,000)
     Maturities and calls of securities available for sale      2,000,000
     Premises and equipment                                    (1,900,063)
                                                             ------------
       Net cash from investing activities                     (75,776,919)

Cash flows from financing activities
   Net increase in deposits                                    59,908,714
   Net proceeds from sale of stock                             14,153,895
                                                             ------------
       Net cash from financing activities                      74,062,609

Net change in cash and cash equivalents                        (2,981,609)

Cash and cash equivalents at beginning of period                7,415,120
                                                             ------------

Cash and cash equivalents at end of period                   $  4,433,511
                                                             ============

Supplemental disclosures of cash flow information
     Cash paid during the period for interest                $    430,961

--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six months ended June 30, 1998
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Accumulated
                                                                                           Other               Total
                                                     Common            Retained        Comprehensive        Shareholders'
                                                       Stock            Deficit            Income              Equity
Balance, December 31, 1997                        $  8,137,268    $   (165,525)        $        264       $  7,972,007

Proceeds from sale of stock                        $14,153,895                                              14,153,895

Net loss for six months ended
June 30, 1998 (unaudited)                                           (1,446,459)                             (1,446,459)

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                                    (19,684)           (19,684)
                                                                                            --------         ----------
     Other comprehensive income                                                             (19,684)           (19,684)
                                                                                            --------         ----------

Comprehensive Income                                                                                        (1,466,143)

                                                   -----------    -------------         ------------       -----------
Balance, June 30, 1998                             $22,291,163    $ (1,611,984)         $   (19,420)       $20,659,759
                                                   ===========    =============         ============       ===========

                                                             6

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1998 (unaudited) and December 31, 1997
--------------------------------------------------------------------------------


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 containing audited financial statements for the period from May 21, 1997 (date of inception), through December 31, 1997.


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


NOTE 4 INITIAL PUBLIC OFFERING

     The Company completed its initial public offering on April 7, 1998. The Company issued 1,495,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $14,153,895, subject to further adjustment based upon the final actual expenses incurred.


NOTE 5 COMPARATIVE DATA

     The Company became the bank holding company for Macatawa Bank on February 23, 1998, when all of the Bank's outstanding common stock was converted into all of the outstanding stock of the Company and all of the Bank's shareholders became all of the Company's shareholders. The Bank had commenced its application process for regulatory approval on May 21, 1997, completed its initial sale of common stock on November 7, 1997, and opened for operations on November 25, 1997. Comparable statements of income and cash flows for the comparable periods ended June 30, 1997, have not been presented since the Company had not been incorporated and did not have operations during that period.

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------


NOTE 6 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale

                                                                       Gross              Gross
                                                     Amortized       Unrealized         Unrealized             Fair
                                                       Cost            Gains              Losses              Values
June 30, 1998 (Unaudited)
   U.S. Treasury securities and
     obligations of U.S. Government
     corporation and agencies                      $16,000,000    $          0        $    (29,425)        $15,970,575
                                                   ===========    ============        =============        ===========

December 31, 1997
   U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                     $ 2,000,000    $        400        $          0         $ 2,000,400
                                                   ===========    ============        =============        ===========

Contractual maturities of debt securities at June 30, 1998, were as follows. No held-to-maturity securities existed at June 30, 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Available-for-Sale Securities
                                                  Amortized             Fair
                                                     Cost              Values
     Due from 1999 to 2002                         $8,000,000        $7,988,800
     Due from 2003 to 2007                          8,000,000         7,981,775
                                                -------------     -------------
                                                  $16,000,000       $15,970,575
                                                =============     =============









--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------


NOTE 7 - LOANS

Loans are as follows:

                                                   June 30,           December 31,
                                                    1998                  1997
                                                 (Unaudited)
Commercial                                      $ 36,975,857          $ 130,000
Mortgage                                          14,863,428            207,245
Consumer                                           8,535,275            160,459
                                                ------------         ----------
                                                  60,374,560            497,704
Allowance for loan losses                           (910,000)            (7,500)
                                                ------------         ----------
                                                $ 59,464,560         $  490,204
                                                ============         ==========

Activity in the allowance for loan losses is as follows:

                                                                                 Period from
                                                             Six                    May 21,
                                                            months           (date of inception)
                                                             ended                 through
                                                            June 30,             December 31,
                                                             1998                   1997
                                                          (Unaudited)
     Balance at beginning of period                       $    7,500            $        0
       Provision charged to operating expense                902,500                 7,500
                                                          ----------            ----------

     Balance at end of period                             $ 910,000             $    7,500
                                                          =========             ==========


--------------------------------------------------------------------------------


                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------


NOTE 8 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                            Accumulated           Carrying
                                             Cost           Depreciation            Value
June 30, 1998 (unaudited)
  Land                                  $   334,401                  --        $   334,401
  Building and improvements               1,071,165         $   (19,726)         1,051,439
  Furniture and equipment                 1,182,073             (65,724)         1,116,349
                                        -----------         -----------        -----------
                                        $ 2,587,639         $   (85,450)       $ 2,502,189

December 31, 1997
  Building and improvements             $   196,761         $    (1,055)       $   195,706
  Furniture and equipment                   490,815              (4,714)           486,101
                                        -----------         -----------        -----------
                                        $   687,576         $    (5,769)       $   681,807
                                        ===========         ===========        ===========


NOTE 9 - DEPOSITS

Deposits are summarized as follows:

                                                        June 30,            December 31,
                                                          1998                  1997
Noninterest-bearing demand deposit accounts            $10,411,954         $   245,812
Money market accounts                                   28,189,692           1,173,742
NOW and Super NOW accounts                               8,984,123             628,653
Savings accounts                                         2,829,834             146,973
Certificates of deposit                                 12,205,334             517,043
                                                       -----------         -----------
                                                       $62,620,937         $ 2,712,223
                                                       ===========         ===========

--------------------------------------------------------------------------------


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

     The Company's initial plan of operation was to establish its management team within the first few months of its operations. Management believes that it has been successful in establishing its management team and that it can administer the Company's growth for the next two to three years, with the addition of branch managers, tellers and other staff personnel at any new branches that are opened. Management believes that it will hire approximately eight full time equivalent employees for each additional branch that is opened.

     The Company's plan of operation also includes seeking out and considering locations for additional branches in its market area. Management believes that multiple branches make the Bank more convenient to its customers and assist the Bank in attracting additional depositors and borrowers. The Bank has five office locations: downtown Zeeland, downtown Holland, Maple Avenue in Holland, Jenison and temporary facilities in Allendale.

     The Bank has purchased undeveloped real estate in Allendale, Michigan, where the Bank intends to build a branch. In addition, the Bank has purchased real estate and has agreed to purchase an adjacent parcel located at the corner of Washington and State Streets in Zeeland, Michigan, where the Bank proposes to build a full service branch office, subject to the receipt of the necessary regulatory approvals. The Bank has also purchased undeveloped real estate located at 26 Lakewood Boulevard in Holland, Michigan, where the Bank proposes to open a branch office, subject to receipt of the necessary zoning and regulatory approvals. The Bank has leased undeveloped real estate located at 16th Street and Waverly in Holland, Michigan, where the Bank has begun building a full service branch office, subject to receipt of the necessary zoning and regulatory approvals.

Financial Condition

     Total assets of the Company increased by $72,797,305 or 679% to $83,519,498 at June 30, 1998, from $10,722,193 at December 31, 1997. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits and then lending and otherwise investing these funds. The second quarter of 1998 was the Company's second full quarter of operations, and the number of deposit accounts increased from 465 at December 31, 1997, to more than 7,500 deposit accounts at June 30, 1998. In addition, the Company completed an initial public offering of common stock on April 7, 1998, which resulted in net proceeds to the Company of $14,153,895 and an increase in total assets. The Company anticipates that the Bank's assets will continue to increase during 1998, which will be the Bank's first full year of operations. However, there can be no assurance that the rate of increase will be as rapid as it was during the first six months of 1998.

     Cash and cash equivalents, which includes federal funds sold and short-term investments, decreased $2,981,609 or 40.2% to $4,433,511 at June 30, 1998, from $7,415,120 at December 31, 1997. The decrease is the result of the increase in the investment and loan portfolios since December 31, 1997.

     Securities available for sale increased $13,970,175 or 698.4% to $15,970,575 at June 30, 1998 from $2,000,400 at December 31, 1997. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1997.

     The allowance for loan losses as of June 30, 1998 was $910,000, representing approximately 1.5% of gross loans outstanding, compared to $7,500 at December 31, 1997. Macatawa Bank has not experienced any credit losses as of June 30, 1998.

     Bank premises and equipment increased by $1,820,382 or 267.0% to $2,502,189 at June 30, 1998 from $681,807 at December 31, 1997. The increase resulted from the purchase of the Jenison branch office and the purchase of the real estate for the proposed Zeeland branch office, as well as additional furniture, fixtures and equipment necessary to operate the Bank branches.

     Other assets increased by $388,192 from $29,991 at December 31, 1997, to $418,183 at June 30, 1998. This increase is a result of costs incurred for future branch sites.

     Deposits increased by $59,908,714 to $62,620,937 at June 30, 1998, from $2,712,223 at December 31, 1997. This was primarily as a result of deposits being obtained from new customers of the Bank.

Results of Operations

     The net loss for the three month and six month periods ended June 30, 1998, was $921,251 and $1,446,459, respectively. As of December 31, 1997, the Company had a retained deficit of $165,525, and as of March 31, 1998, the Company had a retained deficit of $1,611,984. The retained deficit and net losses are primarily the result of provisions for loan losses, wages paid to employees, and fees and expenses incurred in forming the Company and applying for regulatory approval for the Bank's existing and proposed branches. Management believes that the Company will generate a net loss for 1998 as a result of loan loss reserves and expenditures made to build its management team and open its main office and branch facilities, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1997 and 1998 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income for the three month and six month periods ended June 30, 1998 was $1,174,070 and $1,517,542 respectively, related to interest income on securities, loans, and interest earning deposits. Interest expense was $447,725 and $586,108 for the three month and six month periods ended June 30, 1998, respectively, related to interest incurred on interest bearing deposits.

     The Company has an allowance for loan losses of approximately 1.5% of total loans at June 30, 1998. The provision for loan losses for the three month and six month periods ended June 30, 1998 was $702,000 and $902,500, respectively. This amount was provided as a result of the increase in the total loan portfolio. Management believes the current loan loss reserve is adequate.

     The main components of non-interest expense were primarily salaries and benefits. Non-interest expense for the three month and six month periods ended June 30, 1998 was $1,013,868 and $1,547,106, respectively. Other significant components of non-interest expense consisted of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital in a private placement by the Bank to investors in November, 1997. The Company raised additional equity capital in its initial public offering completed April 7, 1998, which resulted in net proceeds of $14,153,895. The Company's plan of operation for the next twelve months does not contemplate the need to raise additional capital during that period. Management believes that its current capital and liquidity will provide the Company with adequate capital to support its expected level of deposit and loan growth and to otherwise meet its cash and capital requirements for at least the next two or three years.

Year 2000 Compliance

     Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements. The Company and the Bank were organized in 1997 and the Company acquired its computer equipment within the past twelve months and has contracted with a leading supplier of information processing services. The Company has an internal task force to assess year 2000 compliance by the Company and its vendors. In addition, the Bank asks commercial borrowers about year 2000 compliance as part of the loan application and review process. Management does not anticipate that the Company will incur material operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. Nevertheless, the inability of the Company to successfully address year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

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

Forward Looking Statements

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

None.

Item 5.      Other Information.

None.


Item 6.      Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b) Reports on Form 8K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.



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


DATE:    August 13, 1998