Form 10QSB
period 1998-09-30
MACATAWA BANK CORP
filed 1998-11-16
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

                                   -----------


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___   No________

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,435,125 shares of the Company's Common Stock (no par value) were outstanding as of November 13, 1998.

Transitional Small Business Disclosure Format (check one): Yes _____ No ___X___

                                      INDEX




                                                                            Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  Consolidated Financial Statements                            3
                  Notes to Consolidated Financial Statements                   7

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11

Part II.          Other Information

                  Item 1.
                  Legal Proceedings                                           15

                  Item 2.
                  Changes in Securities and Use of Proceeds                   15

                  Item 3.
                  Defaults Upon Senior Securities                             15

                  Item 4.
                  Submission of Matters to a Vote of Securities Holders       15

                  Item 5.
                  Other Information                                           15

                  Item 6.
                  Exhibits and Reports on Form 8-K                            15


Signatures                                                                    16

Part I   Financial Information

                            MACATAWA BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------
                                                                                  September 30,          December 31,
                                                                                      1998                  1997
                                                                                 ---------------       --------------
                                                                                   (Unaudited)
ASSETS
   Cash and due from banks                                                       $    7,204,399         $    415,120
   Federal funds sold                                                                 8,700,000                   --
   Short-term investments                                                                    --            7,000,000
                                                                                 --------------         ------------
     Cash and cash equivalents                                                       15,904,399            7,415,120

   Securities available for sale, at fair value                                      19,124,900            2,000,400

   Total loans                                                                      102,099,185              497,704
   Allowance for loan losses                                                         (1,530,000)              (7,500)
                                                                                 --------------         ------------
                                                                                    100,569,185              490,204

   Premises and equipment - net                                                       5,123,762              681,807
   Accrued interest receivable                                                          834,392               38,532
   Organizational costs                                                                  41,337               66,139
   Other assets                                                                         156,815               29,991
                                                                                 --------------         ------------
     Total Assets                                                                  $141,754,790          $10,722,193
                                                                                 ==============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                                           $ 14,138,860          $   245,812
     Interest-bearing                                                               106,783,392            2,466,411
                                                                                 --------------         ------------
       Total                                                                        120,922,252            2,712,223
   Accrued expenses and other liabilities                                               755,270               37,963
                                                                                 --------------         ------------
     Total liabilities                                                              121,677,522            2,750,186

Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common  stock,  no par value,  9,500,000  shares  authorized;  2,435,125  and
     940,125 shares issued and outstanding as of September 30, 1998, and
     December 31, 1997, respectively                                                 22,260,646            8,137,268
   Retained deficit                                                                  (2,265,812)            (165,525)
   Net unrealized appreciation (depreciation) on securities
     available for sale, net of tax                                                      82,434                  264
                                                                                 --------------         ------------
       Total shareholders' equity                                                    20,077,268            7,972,007
                                                                                 --------------         ------------
            Total liabilities and shareholders' equity                             $141,754,790          $10,722,193
                                                                                 ==============         ============

--------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

                            MACATAWA BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three and nine months ended September 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------

                                                                           Three Months                     Nine
                                                                               ended                    Months ended
                                                                          September 30, 1998          September 30, 1998
                                                                            (unaudited)                  (unaudited)
Interest Income
   Loans, including fees                                                   $ 1,776,575                 $2,730,932
   Investments                                                                 424,631                    987,816
                                                                           ------------               -----------
     Total interest income                                                   2,201,206                  3,718,748

Interest expense
   Deposits                                                                  1,054,017                  1,639,124
   Other                                                                             0                      1,001
                                                                           -----------                -----------
     Total interest expense                                                  1,054,017                  1,640,125

Net interest income                                                          1,147,189                  2,078,623

Provision for loan losses                                                     (620,000)                (1,522,500)

Net interest income after provision for loan losses                            527,189                    556,123

Noninterest income                                                             220,537                    292,250

Noninterest expense
   Salaries and benefits                                                       778,798                  1,687,802
   Occupancy expense of premises                                                93,385                    183,679
   Furniture and equipment expense                                              76,543                    151,802
   Legal and professional fees                                                  59,654                    133,340
   Advertising                                                                  66,535                    131,857
   Supplies                                                                     69,306                    145,294
   Other expense                                                               257,338                    514,886
                                                                           -----------                -----------
     Total noninterest expenses                                              1,401,554                  2,948,660

Loss before federal income tax                                                (653,828)                (2,100,287)

Federal income tax                                                                   0                          0
                                                                           -----------                -----------

Net loss                                                                    $ (653,828)               $(2,100,287)
                                                                           ===========                ===========

Basic and diluted loss per share                                                  (.27)                     (1.10)

Average shares outstanding                                                   2,435,125                  1,909,411

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      Nine months ended September 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------

                                                                                       Nine Months
                                                                                         ended
                                                                                  September 30, 1998
                                                                                      (Unaudited)
Cash flows from operating activities
   Net loss                                                                       $  (2,100,287)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization                                                    161,226
       Provision for loan losses                                                      1,522,500
       Net change in
            Organizational costs                                                         24,802
            Accrued interest receivable and other assets                               (922,684)
            Accrued expenses and other liabilities                                      674,980
                                                                                  -------------
                 Net cash from operating activities                                     639,463

Cash flows from investing activities
   Net increase in loans                                                           (101,601,481)
   Purchase of
     Securities available for sale                                                  (21,000,000)
     Maturities and calls of securities available for sale                            4,000,000
     Premises and equipment                                                          (4,603,184)
                                                                                  -------------
       Net cash from investing activities                                          (123,204,665)

Cash flows from financing activities
   Net increase in deposits                                                         118,210,029
   Net proceeds from sale of stock                                                   14,123,378
                                                                                   ------------
       Net cash from financing activities                                           132,333,407

Net change in cash and cash equivalents                                               8,489,279

Cash and cash equivalents at beginning of period                                      7,415,120
                                                                                  -------------
Cash and cash equivalents at end of period                                         $ 15,904,399
                                                                                  =============
Supplemental disclosures of cash flow information
     Cash paid during the period for interest                                    $    1,264,719

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine months ended September 30, 1998
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                   Accumulated
                                                                                    Other               Total
                                       Common                 Retained         Comprehensive        Shareholders'
                                       Stock                   Deficit             Income              Equity
Balance, December 31, 1997           $ 8,137,268             $  (165,525)      $       264       $  7,972,007

Net proceeds from sale of stock      $14,123,378                                                   14,123,378

Net loss for nine months ended
September 30, 1998 (unaudited)                                (2,100,287)                          (2,100,287)

Other comprehensive income,
  net of tax:
   Unrealized gains/losses on
    securities                                                                      82,170             82,170
                                                                               -----------       ------------
     Other comprehensive income                                                     82,170             82,170
                                                                               -----------       ------------

Comprehensive Income                                                                               (1,466,143)
                                     -----------            ------------       -----------        -----------
Balance, September 30, 1998          $22,260,646            $ (2,265,812)      $    82,434        $20,077,268
                                     ===========            ============       ===========        ===========

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1998 (unaudited) and December 31, 1997
--------------------------------------------------------------------------------


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 containing audited financial statements for the period from May 21, 1997 (date of inception), through December 31, 1997.


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


NOTE 4 INITIAL PUBLIC OFFERING

     The Company completed its initial public offering on April 7, 1998. The Company issued 1,495,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $14,123,378. Invoices relating to the offering paid in the third quarter totalled $30,517.


NOTE 5 COMPARATIVE DATA

     The Company became the bank holding company for Macatawa Bank on February 23, 1998, when all of the Bank's outstanding common stock was converted into all of the outstanding stock of the Company and all of the Bank's shareholders became all of the Company's shareholders. The Bank had commenced its application process for regulatory approval on May 21, 1997, completed its initial sale of common stock on November 7, 1997, and opened for operations on November 25, 1997. Comparable statements of income and cash flows for the comparable periods ended September 30, 1997, have not been presented since the Company had not been incorporated and did not have operations during that period.

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------


NOTE 6 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale

                                                                         Gross             Gross
                                                     Amortized       Unrealized         Unrealized           Fair
                                                         Cost            Gains            Losses            Values
September 30, 1998 (Unaudited)
   U.S. Treasury securities and
     obligations of U.S. Government
     corporation and agencies                      $19,000,000        $124,900         $         0        $19,124,900
                                                   ===========        ========         ===========        ===========

December 31, 1997
   U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                     $ 2,000,000        $    400         $         0        $ 2,000,400
                                                   ===========        ========         ===========        ===========

Contractual maturities of debt securities at September 30, 1998, were as follows. No held-to-maturity securities existed at September 30, 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Available-for-Sale Securities
                                                   Amortized             Fair
                                                     Cost               Values
     Due from 1999 to 2002                        $  8,000,000      $  8,033,600
     Due from 2003 to 2007                          11,000,000        11,091,300
                                                --------------    --------------
                                                   $19,000,000       $19,124,900
                                                ==============    ==============


--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------


NOTE 7 - LOANS

Loans are as follows:

                                                                               September 30,        December 31,
                                                                                  1998                1997
                                                                                (Unaudited)
     Commercial                                                                  $66,375,403       $   130,000
     Mortgage                                                                     21,485,753           207,245
     Consumer                                                                     14,238,029           160,459
                                                                                 -----------         ---------
                                                                                 102,099,185           497,704
     Allowance for loan losses                                                    (1,530,000)           (7,500)
                                                                                ------------       -----------
                                                                                $100,569,185       $   490,204
                                                                                ============       ===========

Activity in the allowance for loan losses is as follows:

                                                                                                       Period from
                                                                                    Nine                 May 21,
                                                                                   months          (date of inception)
                                                                                   ended                 through
                                                                               September 30,           December 31,
                                                                                     1998                   1997
                                                                                 (Unaudited)
     Balance at beginning of period                                             $      7,500        $        0
       Provision charged to operating expense                                      1,522,500             7,500
                                                                                ------------        ----------

     Balance at end of period                                                   $  1,530,000        $    7,500
                                                                                ============        ==========



--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1998 (unaudited) and December 31, 1997

--------------------------------------------------------------------------------


NOTE 8 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                                                          Accumulated        Carrying
                                                                             Cost         Depreciation         Value
   September 30, 1998 (unaudited)
     Land                                                                $   779,822                      $    779,822
     Building and improvements                                             1,492,715      $   (42,733)       1,449,982
     Furniture and equipment                                               1,617,723         (124,264)       1,493,459
     Construction in progress                                            $ 1,400,499                         1,400,499
                                                                         ------------------------------   ------------
                                                                         $ 5,290,759     $   (166,997)     $ 5,123,762

   December 31, 1997
     Building and improvements                                           $   196,761       $   (1,055)    $    195,706
     Furniture and equipment                                                 490,815           (4,714)         486,101
                                                                        ------------     -------------  --------------
                                                                         $   687,576       $   (5,769)    $    681,807
                                                                         ===========       ===========    ============


NOTE 9 - DEPOSITS

Deposits are summarized as follows:

                                                                                              September 3 December 31,
                                                                                               1998              1997
   Noninterest-bearing demand deposit accounts                                           $ 15,061,734      $   245,812
   Money market accounts                                                                   51,963,298        1,173,742
   NOW and Super NOW accounts                                                              13,561,098          628,653
   Savings accounts                                                                         4,917,268          146,973
   Certificates of deposit                                                                 36,341,728          517,043
                                                                                        -------------     ------------
                                                                                         $121,845,126       $2,712,223
                                                                                        =============     ============

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

     The Company's plan of operation also includes seeking out and considering locations for additional branches in its market area. Management believes that multiple branches make the Bank more convenient to its customers and assist the Bank in attracting additional depositors and borrowers. The Bank has seven full service branch office locations: downtown Zeeland, downtown Holland, Maple Avenue in Holland, Butternut Drive in Holland, 16th Street in Holland, Jenison and temporary facilities in Allendale. In addition, the Bank has a commercial lending, administration and operations center at 250 E. 8th Street, Holland, Michigan. The Bank also has a loan production office at 348 Waverly Road, Holland, Michigan.

     The Bank has purchased real estate in Allendale, Michigan, and is building a permanent branch facility. In addition, the Bank has purchased real estate located at the corner of Washington and State Streets in Zeeland, Michigan, where the Bank is building a full service branch office. Both of these offices are expected to open during the fourth quarter of 1998.

Financial Condition

     Total assets of the Company increased by $131,032,597 to $141,754,790 at September 30, 1998, from $10,722,193 at December 31, 1997. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits and then lending and otherwise investing these funds. The third quarter of 1998 was the Company's third full quarter of operations, and the number of deposit accounts increased from 465 at December 31, 1997, to more than 10,000 deposit accounts at September 30, 1998. In addition, the Company completed an initial public offering of common stock on April 7, 1998, which resulted in net proceeds to the Company of $14,123,378. The Company anticipates that the Bank's assets will continue to increase during 1998, which will be the Bank's first full year of operations. However, management does not believe that the rate of increase will be as rapid as it was during the first nine months of 1998.

     Cash and cash equivalents, which includes federal funds sold and short-term investments, increased $8,489,279 or 114% to $15,904,399 at September 30, 1998, from $7,415,120 at December 31, 1997. The increase is primarily the result of deposit growth since December 31, 1997.

     Securities available for sale increased $17,124,500 to $19,124,900 at September 30, 1998 from $2,000,400 at December 31, 1997. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1997.

     Total loans increased by $101,601,481 to $102,099,185 at September 30, 1998 from $497,704 at December 31, 1997. While management believes that total loans will continue to increase, the rate of increase in the future will be substantially less than the rate of increase during the Company's first year of operations.

     The allowance for loan losses as of September 30, 1998 was $1,530,000 representing approximately 1.5% of gross loans outstanding, compared to $7,500 at December 31, 1997. Macatawa Bank has not experienced any material credit losses as of September 30, 1998.

     Bank premises and equipment increased by $4,441,955 to $5,123,762 at September 30, 1998 from $681,807 at December 31, 1997. The increase resulted from the purchase of the Jenison branch and Butternut Drive branch office in Holland, the purchase of the real estate for the proposed Zeeland and Allendale branch offices, and construction in progress, as well as additional furniture, fixtures and equipment necessary to operate the Bank branches.

     Deposits increased by $118,210,029 to $120,922,252 at September 30, 1998, from $2,712,223 at December 31, 1997. This was primarily as a result of deposits being obtained from new customers of the Bank.

Results of Operations

     The net loss for the three month and nine month periods ended September 30, 1998, was $653,828 and $2,100,287, respectively. As of December 31, 1997, the Company had a retained deficit of $165,525, and as of September 30, 1998, the Company had a retained deficit of $2,265,812. The retained deficit and net losses are primarily the result of provisions for loan losses. Wages paid to employees and fees and expenses incurred in forming the Company and applying for regulatory approval for the Bank's existing and proposed branches also contributed to the retained deficit and net losses. Management believes that the Company will generate a net loss for 1998 as a result of loan loss reserves and expenditures made to build its management team and open its main office and branch facilities, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1997 and 1998 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income for the three month and nine month periods ended September 30, 1998 was $2,201,206 and $3,718,748, respectively, related to interest income on securities, loans, and interest earning deposits. Interest expense was $1,054,017 and $1,640,125 for the three month and nine month periods ended September 30, 1998, respectively, related to interest incurred on interest bearing deposits.

     The Company has an allowance for loan losses of approximately 1.5% of total loans at September 30, 1998. The provision for loan losses for the three month and nine month periods ended September 30, 1998 was $620,000 and $1,522,500, respectively. This amount was provided as a result of the increase in the total loan portfolio. Management believes the current loan loss reserve is adequate.

     The main components of non-interest expense were primarily salaries and benefits. Non-interest expense for the three month and nine month periods ended September 30, 1998 was $1,401,554 and $2,948,660, respectively. Other significant components of non-interest expense consisted of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital in a private placement by the Bank to investors in November 1997. The Company raised additional equity capital in its initial public offering completed

April 7, 1998, which resulted in net proceeds of $14,123,378. Given the rapid growth of the bank, additional equity capital may be required within the next year.


Year 2000 Compliance

     Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements. The Company and the Bank were organized in 1997 and the Company acquired its computer equipment within the past twelve months and has contracted with a leading supplier of information processing services. The Company has an internal task force to assess year 2000 compliance by the Company, its vendors, and major deposit customers. In addition, the Bank asks commercial borrowers about year 2000 compliance as part of the loan application and review process. Management does not anticipate that the Company will incur material operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. Nevertheless, the inability of the Company to successfully address year 2000 issues could result in interruptions in the Company's business and have a material adverse effect on the Company's results of operations.

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

None.


Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b) Reports on Form 8K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.



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


DATE:    November 13, 1998