Form 10KSB
period 1998-12-31
MACATAWA BANK CORP
filed 1999-03-30
CIK 1053584

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-45755

                            MACATAWA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                      38-3391345
     (State of other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                   250 E. 8th Street, Holland, Michigan 49423
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (616) 820-1444

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: None.

                                   -----------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ____

Check here if there is no disclosure by delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

The registrant's revenues for 1998 were $7,487,487. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $15.00 as of March 26, 1999, was $30,607,875 (common stock, no par value). As of March 26, 1999, there were outstanding 2,435,125 shares of the Company's common stock (no par value).

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1999 are incorporated by reference into Part II and Part III of this Report.

                                     PART I

ITEM 1:   Business

General

     Macatawa Bank Corporation (the "Company") is a bank holding company organized in 1997 under Michigan law. The Company owns all of the common stock of Macatawa Bank (the "Bank"). The Bank was organized and commenced operations in November, 1997 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Holland and Zeeland, Michigan, as well as the surrounding market area principally located in Ottawa County. The Bank's services include checking and savings accounts (including certificates of deposit), safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans. As of December 31, 1998, the Company had total assets of $189.2 million, total deposits of $167.0 million, 14,809 deposit accounts and shareholders' equity of $19.6 million.

     Significant events in 1998 included the Company's establishment as the parent of the Bank and the Company's underwritten initial public offering in April 1998. The Company issued 1,495,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $14.1 million.

     The Company's main office is located at 250 E. 8th Street, Holland, Michigan 49423, and its telephone number is (616) 820-1444. Unless the context clearly suggests otherwise, financial information and other references to the Company include the Bank.

Products and Services

     Deposit Services. The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations, churches, nonprofit organizations, financial institutions and government authorities. The Bank may also use alternative funding sources as needed, including advances from Federal Home Loan Banks, conduit financing and the packaging of loans for securitization and sale.

     Real Estate Loans. The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management as a result of changing market and economic conditions and other factors, is to retain all variable interest rate mortgage loans in the Bank's loan portfolio and to sell all fixed rate loans in the secondary market. The Bank also offers home equity loans.

     The retention of variable rate loans on the Bank's loan portfolio helps to reduce the Bank's exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for default.

     Personal Loans and Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Bank's current policy is to retain substantially all of such loans.

     Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Bank generally looks to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

     Although the Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. On a regular basis, the Board of Directors reviews selected loans. In addition, a loan committee of the Board of Directors of the Bank also reviews larger loans for prior approval when the loan request exceeds the established limits for the lending officers. The Bank also maintains a loan review process designed to promote early identification of credit quality problems. Any past due loans and identified problem loans will be reviewed with the Board of Directors on a regular basis.

     Regulatory and supervisory loan-to-value limits are established by Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Bank's internal limitations follow those limits and in certain cases are more restrictive than those required by the regulators.

     The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

     Trust Services. The Bank began offering trust services in January, 1999, to further provide for the financial needs of its customers. As of February 23, 1999, the Trust Department had assets of approximately $31 million.

Competition

     The Company's primary market area is Ottawa County, Michigan. There are many bank, thrift and credit union offices located within the Company's market area. Most are branches of larger financial institutions. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Company's competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than the Company. The Company competes for loans principally through its ability to communicate effectively with its customers and to understand and meet their needs. Management believes that the Company's personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses. The Company actively solicits customers and competes for deposits by offering customers personal attention, professional service, and competitive interest rates.

Environmental Matters

     The Company does not believe that existing  environmental  regulations will
have  any  material  effect  upon  the  capital  expenditures,   earnings,   and
competitive position of the Company.

Employees

     As of December 31, 1998, the Bank had 88 full-time and 24 part-time employees. The Company has assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of the Company's management team have at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of the Company's employees are represented by collective bargaining agents.

Selected Statistical Data

     Selected Statistical Data for Macatawa Bank Corporation is presented for 1998. Macatawa Bank commenced operations on November 25, 1997, and therefore the Guide 3 Statistical Disclosure by Bank Holding companies would not be meaningful for 1997 and is not included.

Table 1 Performance Ratios (in thousands, except per share data).

                                                        Year Ended
                                                    December 31, 1998
Net Loss......................................          $(2,489)
  Basic loss per share........................            (1.22)

Earnings (Loss) ratios:
  Return on average assets....................           (2.91%)
  Return on average equity....................          (15.15%)
  Average equity to average assets............            19.59%
  Dividend payout ratio.......................               N/A

Net Interest Income

     The following schedule presents the average daily balances, interest income and interest expense and average rates earned and paid for the Company's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

Table 2 - Interest Yields and Costs (in thousands)

                                                    Year ended December 31,
                                                              1998
                                            Average                            Yield/
                                            Balance        Interest             Cost
Assets:
Short term investments                       9,027            479               5.31%
Securities:
  Taxable                                   16,471            980               5.99
  Tax-exempt                                    --             --                 --
Loans(1)                                    60,299          5,339               8.85
Total earning assets/total interest         85,797          6,804               7.93
income
Cash and due from banks                      4,523
Unrealized Gain(Loss)                            3
All other assets                             3,845
Allowance for loan loss                       (829)
  Total assets                              93,339
Liabilities and
  Stockholders' Equity
Interest bearing deposits:
MMDA, Savings/NOW accounts                  46,163          1,990               4.31
Time                                        20,899          1,196               5.72
Fed Funds Purchased                             78              4               5.13
Other Borrowed Money                            --             --                 --
Total interest bearing liabilities/         67,140          3,190               4.75
   total interest expense
Noninterest bearing deposits                 8,991
All other liabilities                          313
Stockholders' Equity:
Unrealized Holding Gain(Loss)                    2
Common Stock, Surplus, Retained             16,893
Earnings
Total liabilities and                       93,339
  stockholders' equity

Interest spread                                             3,614
Net interest income-FTE                                                         3.18
Net Interest Margin as a Percentage                                             4.21
of Average Earning Assets - FTE

(1) Nonaccruing loans are not significant during the periods indicated, and for purposes of the computations above, are included in the average daily loan balances.

     Net interest income is the difference between interest earned on loans, securities, and other earning assets and interest paid on deposits and borrowed funds. Cost of funds are influenced by economic conditions and activities of the Federal Reserve. The Bank's asset/liability committee seeks to manage sources and uses of funds, and to monitor the gap in maturities of these funds to maintain a steady net interest margin in varying market conditions.


Table 3 - Composition of Average Earning Assets and Interest Paying Liabilities

                                                                            Year Ended
                                                                        December 31, 1998
As a percent of average earning assets
  Loans........................................                                  70.28%
  Other earning assets.........................                                  29.72%
     Average earning assets....................                             $85,797,230

As a percent of average interest bearing
liabilities
  Savings and NOW accounts.....................                                  68.76%
  Time deposits................................                                  31.13%
  Other borrowings.............................                                   0.11%
     Average interest bearing liabilities......                              67,140,576

Earning asset ratio............................                                   1.28%

Table 4 - Noninterest Income (in thousands)

                                                                              Year Ended
                                                                           December 31, 1998
Service fee income ..........................                                        157

Net gains (losses) on asset sales:
  Loans......................................                                        521
  Securities.................................                                          0
Other........................................                                          5

     Total noninterest income................                                        683

Non-interest Income

     Non-interest income consists of service charges on deposit accounts, service fees, and gains from sales of residential mortgage loans.

Table 5 Net Gains on the Sale of Residential Real Estate Mortgage Loans (in thousands)

                                                                                 Year Ended
                                                                              December 31, 1998
Real estate mortgage loan originations.......                                   44,146

Real estate mortgage loan sales..............                                   44,667

Net gains on the sale of real                                                      521
    estate mortgage loans....................

Net gains as a percent of real                                                   1.17%
    estate mortgage loan sales...............

     The Bank sells the majority of its fixed-rate obligations. Such loans are sold without recourse.

Noninterest Expense

Table 6 - Noninterest Expense (in thousands)

                                                                                 Year Ended
                                                                              December 31, 1998
Salaries and employee benefits...............                                    2,726
Occupancy and equipment......................                                      305
Furniture and equipment expense..............                                      253
Legal and professional fees..................                                      157
Advertising..................................                                      199
Supplies.....................................                                      233
Data processing fees.........................                                      197
Check printing fees..........................                                       89
Other outside services.......................                                       76
Organizational expenses......................                                       66
Other expenses...............................                                      462
                                                                                ------
  Total noninterest expense..................                                    4,763

     Table 6 lists the Bank's most significant noninterest expenses.

Table 7 - Loan Portfolio Composition (in thousands)

                                                                    Year Ended
                                                                 December 31, 1998
                                                             Balance              %
Commercial Real Estate.......................                $ 14,058              10%
Residential Real Estate......................                  22,529              16
Other Commercial.............................                  81,611              60
Consumer.....................................                  19,684              14
                                                             --------            ----
  Total loans...............................                 $137,882             100%

Less:
Allowance for Loan Losses...................                   (2,030)
                                                             --------
Total Loans Receivable, Net..................                $135,852
                                                             ========

Table 8  Maturities and Sensitivities of Loans in Interest Rates

     The following table shows the amount of total loans outstanding as of December 31, 1998 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                                                     Maturing
                                                                              (in thousands of dollars)
                                                                       After one but
                                                Within one Year      within five years        After five years     Total
Commercial Real Estate ..............               $  2,639                $8,785                $2,634         $14,058
Residential Real Estate..............                  6,411                   906                15,212          22,529
Other Commercial.....................                 31,439                44,885                 5,287          81,611
Consumer ............................                  1,282                15,060                 3,342          19,684
                                                    --------                ------               -------        --------
      Totals.........................                $41,771               $69,636               $26,475        $137,882
Allowance for Loan Losses............                                                                             (2,030)
                                                                                                               ---------
Total Loans Receivable, Net..........                                                                           $135,852
                                                                                                                ========

     Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates.

                                                                                         Interest Sensitivity
                                                                                      (in thousands of dollars)
                                                                        Fixed Rate            Variable Rate       Total
Due within 3 months....................................                 $ 6,447              $40,861            $47,308
Due after 3 months within 1 year.......................                  19,145                   47             19,192
Due after one but within five years....................                  53,331                2,612             55,943
Due after five years...................................                  13,928                1,511             15,439
                                                                         ------              -------          ---------
Total..................................................                 $92,851              $45,031           $137,882
Allowance for Loan Losses..............................                                                          (2,030)
                                                                                                              ---------
Total Loans Receivable, Net............................                                                        $135,852
                                                                                                               ========

Table 9 - Nonperforming Assets(in thousands)

     There are no nonperforming loans as of December 31, 1998. Management believes that the allowance for loan losses is adequate for the lending portfolio. Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan will be placed in nonaccrual status. Any interest previously accrued but not collected at that time will be reversed and charged against current earnings. As of December 31, 1998 there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Company's liquidity, capital or operations.

Table 10 - Loan Loss Experience (in thousands)

     The following is a summary of loan balances at the end of each period and their daily average balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

                                                                              Year Ended
                                                                            December 31, 1998
Loans:
  Average daily balance of loans for the year....................              $60,299
  Amount of loans outstanding at end of period...................              137,882

Allowance for loan losses:
  Balance at beginning of year...................................                  7.5

  Additions to allowance charged to operations...................                2,023
        Balance at end of year...................................                2,030.5

Ratios:
  Net (recoveries) charge offs...................................                    0
  Allowance for loan losses to loans outstanding at year end.....                 1.47%


Table 11 - Allocation of the Allowance for Loan Losses

     The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to the entire portfolio by loan type and to specific credits that have been identified as problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

                                    Year ended December 31, 1998

                                                       % of each
                                                       category
                                       Allowance       to total
                                        Amount           loans
Commercial....................          $  871           42.9%
Real estate mortgages.........              57             2.8
Consumer......................             165             8.1
Unallocated...................             937            46.2
                                       -------          ------
  Total.......................          $2,030          100.0%
                                        ======          ======

     The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

Table 12 - Securities Available for Sale Portfolio (in thousands)

                                                                          Year Ended
                                                                      December 31, 1998
U. S. Treasury and U.S. Government Agencies.....................           $27,007

     Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity.

Table 13 - Schedule of Maturities of Investment Securities and Weighted Average
           Yields

     The following is a schedule of maturities and their weighted average yield of each category of investment securities as of December 31, 1998.


                                                                                     Maturing
                                                                              (Dollars in Thousands)
                                                                                                                   Investments With
                                Due Within              One to                Five to               After           No Contractual
                                 One Year             Five Years             Ten Years            Ten Years            Maturity
                           Estimated               Estimated             Estimated             Estimated           Estimated
                            Market      Avg.       Market     Avg.       Market     Avg.       Market    Avg.      Market      Avg.
                            Value       Yield      Value      Yield      Value      Yield      Value     Yield     Value       Yield
Available for Sale:
U.S. Treasury
and U.S.
Government
Agencies                      0           0%       26,002      5.85       1,005      6.00         0       0%          0         0%

Table 14 - Average Daily Deposits (in thousands)

     The following table sets forth the average deposit balances and the weighted average rates paid thereon.

                                        Average for the Year 1998

                                       Amount        Average Rate
Noninterest bearing demand...........   8,991               0%
NOW accounts.........................  10,420             3.0
MMDA/Savings ........................  35,743             4.7
Time.................................  20,899             5.7
                                       ------             ---
   Total Deposits....................  76,053             4.2%

Table 15 - Maturity Distribution of Time Deposits of $100,000 Or More

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1998:

                                                                                    Amount
                     Three months or less.............................            $  7,700,408
                     Over 3 months through 6 months...................               3,858,566
                     Over 6 months through 1 year....................                3,675,228
                     Over 1 year......................................              11,855,896
                                                                                  ------------
                                                                                   $27,090,098

     The Bank operates in a very competitive environment. Management monitors rates at other financial institutions in the area to ascertain that its rates are competitive with the market. Management also attempts to offer a wide variety of products to meets the needs of its customers. The Bank offers business and consumer checking accounts, regular and money market savings accounts, and certificates having many options in their terms.

Table 16 - Capital Resources (in thousands)

                                                      Tier 1
                                                     Leverage           Tier 1           Total Risk-Based
                                                      Ratio          Capital Ratio         Capital Ratio
Minimum regulatory requirement for                        4%                 4%                   8%
capital adequacy..........................
Well capitalized regulatory level.........                5%                 6%                  10%
Consolidated..............................             11.8%              11.3%                12.4%
Bank......................................             11.2%              10.7%                11.9%

     The following table shows the amounts by which the Corporation's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                                        Total
                                                        Tier 1         Tier 1         Risk-based
                                                       Leverage        Capital          Capital
                                                                (In Thousands of Dollars)
Capital balances at December 31, 1998
   Required regulatory capital.....................    $   6,676    $  6,961          $13,923
   Capital in excess of regulatory minimums
     for capital adequacy..........................       12,931      12,646            7,714
                                                       ---------    --------          -------
Actual capital balances............................     $19,607     $19,607           $21,637
                                                        =======     =======           =======

Table 17 - Asset/Liability Gap Position (in thousands)

                                                                         December 31, 1998
                                                      0-3            4-12             1-5             5+
                                                    Months          Months           Years           Years           Total
Interest earning assets:
  Short-term investments..................           4,500           2,000               0               0           6,500
  Securities..............................               0               0          26,002           1,005          27,007
  Loans...................................          47,308          19,192          55,943          15,439         137,882

  Total interest earning assets...........          51,808          21,192          81,945          16,444         171,389

Interest bearing liabilities:
  Savings & NOW...........................          99,329               0               0               0          99,329
  Time....................................          10,177          15,486          23,448              31          49,142
  Total deposits..........................         109,506          15,486          23,448              31         148,471
  Other borrowings........................           2,000               0               0               0           2,000

   Total interest bearing liabilities.....         111,506          15,486          23,448              31         150,471

Rate sensitivity gap and ratios:
  Gap for period..........................         (59,698)          5,706          58,497          16,413          20,918
  Cumulative gap..........................         (59,698)        (53,992)          4,505          20,918
Percent of cumulative gap to
  total assets............................            (32%)           (29%)             2%             11%

     The savings and NOW accounts are categorized in the above table based upon the Bank's historical experience.

                           SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Financial Institutions Bureau ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Company.

     Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Company

     General. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

     In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems the Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank's sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

     Investments and Activities. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

     The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

     With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well- capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

     In evaluating a proposal to engage (either de novo or through the acquisition of a going concern) in a non-banking activity, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the bank company, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the bank company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

     Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk- based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

     Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues will be received by it in the form of dividends, if any, paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders will indirectly be limited by statutory restrictions on its ability to pay dividends. See

"Supervision and Regulation - the Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

     In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company is authorized to issue preferred stock but it has no current plans to issue any such preferred stock.

The Bank

     General. The Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a BIF-insured Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1998, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a condition to regulatory approval of the Bank's formation, the Bank was required to have an initial capitalization sufficient to provide a ratio of Tier 1 capital to total estimated assets of at least 8% at the end of the third year of operation.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:

                                           Total                  Tier 1
                                           Risk-Based             Risk-Based
                                           Capital Ratio          Capital Ratio           Leverage Ratio
Well capitalized                           10% or above           6% or above             5% or above
Adequately capitalized                      8% or above           4% or above             4% or above
Undercapitalized                           Less than 8%           Less than 4%            Less than 4%
Significantly undercapitalized             Less than 6%           Less than 3%            Less than 3%
Critically undercapitalized                          --                     --            A ratio of tangible
                                                                                          equity to total assets
                                                                                          of 2% or less

As of December 31, 1998, the Company was "well capitalized."

     Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

         In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. The Bank's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

     Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if such payment is determined, by reason of the financial condition of the Bank, to be an unsafe and unsound banking practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan , or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

     Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

     Branching Authority. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

     Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by IBBEA only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997.

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC- insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state,
(iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate,
(ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and
(iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

ITEM 2:   Description of Property.

     The Company's headquarters and the Bank's main office is located at 51 E. Main Street, Zeeland, Michigan 49464, and the telephone number is (616) 741-1491. The main office consists of approximately 1,700 square feet located on the first floor of an office building and approximately 1,500 square feet in the basement. This location is in the heart of the City of Zeeland on Main Street, which management believes provides recognition and a visible presence in the Holland-Zeeland community. The main office includes three teller stations, two customer service offices, two administrative offices, and a vault and safe deposit boxes. The Bank has entered into a three year lease with respect to its main office, with renewal options for up to four successive three year terms. The initial rental rate is $800.00 per month, which increases by 7.5% for each three year renewal period. The Bank is also obligated to pay all costs associated with taxes, assessments, maintenance, utilities and insurance.

     The Company owns or leases facilities located in Ottawa County, Michigan. The Company's facilities as of February 1, 1999, were as follows:

    Location of Facility                         Use
51 E. Main Street, Zeeland*                  Main Branch
250 E. 8th Street, Holland*                  Operations Center
139 E. 8th Street, Holland*                  Branch Office
489 Butternut Dr., Holland                   Branch Office
701 Maple Avenue, Holland                    Branch Office
699 E. 16th Street, Holland*                 Branch Office
106 E. 8th Street, Holland*                  Trust Department
348 Waverly Road, Holland*                   Retail Loan Center
41 N. State Street, Zeeland                  Branch Office
2020 Baldwin Street, Jenison                 Branch Office
6299 Lake Michigan Dr., Allendale            Branch Office

*Leased facility

     The Company believes its facilities are well-maintained, adequately insured and primarily utilized. Because of the Company's growth, the Company is continually evaluating the need for additional space and branches.

ITEM 3:   Legal Proceedings.

     As the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Company or any of its subsidiaries is a party of or which any of its properties is the subject.


ITEM 4:   Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 1998 to a vote of the Registrant's stockholders.

                                     PART II

ITEM 5:   Market for Common Equity and Related Stockholder Matters.

     The Company's common stock has traded in the over-the-counter market since the completion of the Company's initial public offering in April 1998. High and low bid prices, as reported on the OTC Bulletin Board, for each since the Company's April 1998 initial public offering are as follows:

                 1998                                  High              Low
         2nd Quarter                                 $15.25            $14.50

         3rd Quarter                                 $16.50            $14.00

         4th Quarter                                 $16.75            $15.75

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Fiscal 1998 quotations do not include intra-day highs and lows. On February 26, 1999, there were approximately 800 owners of record and, in addition, approximately 1,300 beneficial owners of the Company's common stock.

     No cash dividends have been declared to date on the Company's common stock. The Company expects that all earnings, if any, will be retained to finance the growth of the Company and the Bank and that no cash dividends will be paid for the foreseeable future. If and when dividends are declared, the Company will be dependent upon dividends paid to it by the Bank for funds to pay dividends on the common stock.


ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth in Appendix A, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Registrant's definitive Proxy Statement dated March 5, 1999, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 7:   Financial Statements.

     The information set forth in Appendix A, under the captions "Report of Independent Auditors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" of the Registrant's definitive Proxy Statement dated March 5, 1999, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8:  Changes in and Disagreements With Accountants and Financial Disclosure.

     There have been no disagreements with the Company's independent public accountants.

                                    PART III

ITEM 9: Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information set forth on pages 3-5, under the caption "Information About Directors" of the Registrant's definitive Proxy Statement dated March 5, 1999, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

     The Company's common stock is not registered under the Securities Exchange Act of 1934, and therefore the Company's officers and directors are not required to and do not file beneficial ownership reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10:  Executive Compensation.

     Information relating to compensation of the Registrant's executive officers and directors is contained on Exhibit 13, under the captions "Director Compensation" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated March 5, 1999, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 11:  Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners and management is contained on page 8, under the caption "Security Ownership of Management" in the Registrant's definitive Proxy Statement dated March 5, 1999, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 12:  Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions is contained on page 12, under the caption "Transactions Involving Management" in the Registrant's definitive Proxy Statement dated March 5, 1999, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 13:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

         1. The following documents are filed as part of Item 7 of this report:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998 and 1997
                  Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 1998 and 1997
                  Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997
                  Notes to Consolidated Financial Statements

         2.       Schedules to the consolidated financial statements required by
                  Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       The  following  exhibits  are  filed  as part of this  report:
                  Reference is made to the exhibit index which follows the signature page of this report.

                  The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of Philip J. Koning,
                  Macatawa Bank Corporation, 51 E. Main Street, Zeeland, Michigan 49464.

(b)  Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 18, 1999.

                                    MACATAWA BANK CORPORATION


                                    /s/ Benj. S. Smith, III
                                    Benj. A. Smith, III
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Philip J. Koning
                                    Philip J. Koning
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1999, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.

                           Signature


/s/ Benj. A. Smith, III                                           March 18, 1999
Benj. A. Smith, III, Principal Executive Officer and a Director


/s/ Philip J. Koning                                              March 18, 1999
Philip J. Koning, Principal Financial and Accounting Officer
   and a Director


/s/ James L. Batts                                                March 18, 1999
James L. Batts, Director


/s/ G. Thomas Boylan                                              March 18, 1999
G. Thomas Boylan, Director

________________________________________________
Jessie F. Dalman, Director


/s/ Robert E. DenHerder                                           March 18, 1999
Robert E. DenHerder, Director


________________________________________________
Wayne J. Elhart, Director


________________________________________________
Brian J. Hansen, Director


/s/ James L. Jurries                                              March 18, 1999
James L. Jurries, Director


/s/ John F. Koetje                                                March 18, 1999
John F. Koetje, Director

                                  EXHIBIT INDEX



                                                                    Sequentially
                                                                        Numbered
                      Exhibit Number and Description                        Page


2 Consolidation Agreement dated December 10, 1997, incorporated by reference to Exhibit 2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

3.1        Articles  of  Incorporation  of Macatawa  Bank  Corporation,
           incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

3.2 Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

4 Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1 Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.2 Macatawa Bank Corporation 1998 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.3 Lease Agreement dated July 8, 1997, for the facility located at 51 E. Main, incorporated by reference to Exhibit 10.3 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.4 Lease Agreement dated January 1, 1998, for the facility located at 139 East 8th Street, Holland, Michigan 49423, incorporated by reference to Exhibit 10.4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.5       Lease  Agreement  dated  December 22, 1997, for the facility located at 106 E.8th Street, Holland, Michigan 49423, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.6 Data Processing Agreement between Rurbanc Data Services, Inc. and Macatawa Bank dated October 1, 1997, incorporated by reference to Exhibit 10.8 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.7 MagicLine Product Services Agreement between MagicLine, Inc. and Macatawa Bank dated October 1, 1997., incorporated by reference to Exhibit 10.9 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.8 FTB Participating Bank Agreement between First Tennessee Bank National Association and Macatawa Bank dated October 24, 1997, incorporated by reference to Exhibit 10.10 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

13 Proxy Statement to shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21         Subsidiaries of the Registrant

23 Consent of Crowe, Chizek and Company LLP, independent public accountants

24 Power of Attorney (included on the signature page on page 15 of the Annual Report on Form 10-KSB)

27         Financial Data Schedule

EXHIBIT 13
                                                                          [LOGO]

                                                                   MACATAWA BANK
                                                                     CORPORATION

                                                                   March 5, 1999

                                                               Dear Shareholder:


                                                We invite you to attend the 1999
                                                 Annual Meeting of Shareholders.
                                                This year's meeting will be held
                                                 on Thursday, April 15, 1999, at
                                             10:00 a.m., at Ridgepoint Community
                                                     Church, 340 - 104th Avenue,
                                                        Holland, Michigan 49423.


                                                Our audited financial statements
                                             are included in an appendix to this
                                                     Proxy Statement and provide
                                                 important information about our
                                                        accomplishments in 1998.

                                                It is important that your shares
                                                   are represented at the Annual
                                              Meeting. Please carefully read the
                                                    Notice of Annual Meeting and
                                             Proxy Statement. Whether or not you
                                            expect to attend the Annual Meeting,
                                                           please sign, date and
                                                return the enclosed proxy in the
                                                       envelope provided at your
                                                           earliest convenience.

                                                                      Sincerely,


                                                         /s/ Benj. A. Smith, III
                                                             Benj. A. Smith, III
                                                       Chairman of the Board and
                                                         Chief Executive Officer

                            MACATAWA BANK CORPORATION

                                51 E. Main Street
                             Zeeland, Michigan 49464




                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                            TO BE HELD APRIL 15, 1999


To Our Shareholders:

     The Annual Meeting of Shareholders of Macatawa Bank Corporation will be held at Ridgepoint Community Church, 340 104th Avenue, Holland, Michigan 49423, on Thursday, April 15, 1999 at 10:00 A.M., local time, for the following purposes:

     1. To elect three directors, each to hold office for a three year term.

     2. To consider and vote upon a proposal to approve the First Amendment to the Stock Compensation Plan.

     3. To transact such other business as may properly come before the meeting or at any adjournment thereof.

     Shareholders of record at the close of business February 26, 1999, will be entitled to vote at the meeting or any adjournment thereof. Whether or not you expect to be present in person at this meeting, you are urged to sign the enclosed Proxy and return it promptly in the enclosed envelope. If you do attend the meeting and wish to vote in person, you may do so even though you have submitted a Proxy.

                                             By order of the Board of Directors
Dated: March 5, 1999


Holland, Michigan                            /s/ Philip J. Koning

                                             Philip J. Koning
                                             Secretary

                                                            Dated: March 5, 1999

                            MACATAWA BANK CORPORATION

                                51 E. Main Street
                             Zeeland, Michigan 49464

                               ------------------

                                 PROXY STATEMENT

                     For the Annual Meeting of Shareholders
                            to be held April 15, 1999
                               ------------------

                   SOLICITATION OF PROXIES FOR ANNUAL MEETING

     This Proxy Statement is furnished to the Shareholders of Macatawa Bank Corporation (the "Company") in connection with the solicitation by the Board of Directors of proxies to be used at the Annual Meeting of Shareholders which will be held at Ridgepoint Community Church, 340 104th Avenue, Holland, Michigan 49423, April 15, 1999, at 10:00 A.M., local time.

     The Annual Meeting is being held for the following purposes:

     1. To elect three directors, each to hold office for a three year term.

     2. To consider and vote upon a proposal to approve the First Amendment to the Stock Compensation Plan.

     3. To transact such other business as may properly come before the meeting or at any adjournment thereof.

     If a proxy in the form distributed by the Company's Board of Directors is properly executed and returned to the Company, the shares represented by the proxy will be voted at the Annual Meeting of Shareholders and at any adjournment of that meeting. Where shareholders specify a choice, the proxy will be voted as specified. If no choice is specified, the shares represented by the proxy will be voted FOR the nominees named by the Board of Directors in the proxy and FOR the proposal described in this Proxy Statement. Shares not voted at the meeting, whether by abstention, broker non-vote, or otherwise, will not be treated as votes cast at the meeting. Votes cast at the meeting and submitted by proxy will be tabulated by the Company's transfer agent, Macatawa Bank.

     A proxy may be revoked prior to its exercise by delivering a written notice of revocation to the secretary of the Company, executing and delivering a proxy of a later date or attending the meeting and voting in person. Attendance at the meeting does not automatically act to revoke a proxy.

                 VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     On February 26, 1999, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were outstanding 2,435,125 shares of common stock of the Company. Shares cannot be voted unless the shareholder is present at the meeting or is represented by proxy.

     As of February 26, 1999, no person was known to management to be the beneficial owner of more than 5% of the Company's common stock.


                              ELECTION OF DIRECTORS

     The Company's Articles of Incorporation provide for the division of the Board of Directors into three classes of nearly equal size with staggered three-year terms of office. The number of directors constituting the Board of Directors is determined from time to time by the Board of Directors. The Board is currently composed of ten members. Three persons have been nominated for election to the Board, each to serve a three-year term expiring at the 2002 Annual Meeting of Shareholders. The Board has nominated Robert E. Den Herder, James L. Jurries, and Philip J. Koning, each of whom is an incumbent director.

     Holders of common stock should complete the accompanying proxy. Unless otherwise directed by a shareholder's proxy, it is intended that the votes cast upon exercise of proxies in the form accompanying this statement will be in favor of electing the nominees as directors for the terms indicated above. Each of the nominees are presently serving as directors. The following pages of this Proxy Statement contain more information about the nominees and other directors of the Company.

     A plurality of the votes cast at the Annual Meeting is required to elect the nominees as directors of the Company. As such, the three individuals who receive this number of votes cast by the holders of the Company's common stock will be elected as directors. Shares not voted at the meeting, whether by abstention, broker non-vote, or otherwise, will not be treated as votes cast at the meeting. Votes cast at the meeting and submitted by proxy will be tabulated by the Company.

     Except those persons nominated by the Board of Directors, no other persons may be nominated for election at the 1999 Annual Meeting. The Company's Articles of Incorporation require at least 60 days prior written notice of any other proposed nomination and no such notice has been received.

     If any nominee becomes unavailable for election due to circumstances not now known, the accompanying proxy will be voted for such other person to become a director as the Board of Directors selects.

     The Board of Directors recommends a vote FOR the election of each of the persons nominated by the Board.

                           INFORMATION ABOUT DIRECTORS

     The content of the following table is based upon information as of February 1, 1999, furnished to the Company by the directors. Except as described in the notes following the table, the following directors have sole voting and dispositive power as to all of the shares set forth in the following table.

                                                                                           Amount and              Percent
                                                                   Year First               Nature of                 of
                                                                    Became a               Beneficial               Common
                        Name                            Age         Director              Ownership(1)              Stock
     ----------------------------------------          -----      ------------           --------------           --------
Nominees for Election as Directors for
Terms Expiring in 2002

Robert E. Den Herder (c) (d) (e)                         44           1997                   57,750                  2.3%

James L. Jurries (a)                                     57           1998                   38,000(2)               1.5%

Philip J. Koning (b) (c) (d)                             44           1997                   25,500                  1.0%


Directors Whose Terms Expire in 2000

James L. Batts (e)                                       40           1998                   13,500                    *

G. Thomas Boylan (b) (c) (e)                             76           1997                   73,750                  3.0%

Wayne J. Elhart (a)                                      44           1998                   24,250(3)                 *

Benj. A. Smith, III (b) (c) (d) (e)                      55           1997                   86,350(4)               3.5%


Directors Whose Terms Expire in 2001

Jessie F. Dalman (a)                                     65           1998                    2,000                    *

John F. Koetje (a)                                       63           1998                   38,500                  1.6%

Brian J. Hansen (c) (d)                                  50           1997                   35,000                  1.4%

*Denotes ownership of less than one percent.

------------------------------------
(a)      Member of the Audit Committee
(b)      Member of the Investment Committee
(c)      Member of the Loan Committee
(d)      Member of the Trust Committee
(e)      Member of the Compensation Committee

                                      NOTES

(1) Except as described in the following notes, each nominee and director owns the shares directly and has sole voting and investment power or shares voting and investment power with his or her spouse under joint ownership. Includes shares of common stock that are issuable under options exercisable within sixty (60) days. The share ownership of the following directors includes shares subject to options that become exercisable on March 19, 1999: Mr. DenHerder (6,000 shares), Mr. Jurries (2,000 shares), Mr. Koning (9,000 shares), Mr. Batts (2,000 shares), Mr. Boylan (6,000 shares), Mr. Elhart (2,000 shares), Mr. Smith (6,000 shares), Ms. Dalman (2,000 shares), Mr. Koetje (2,000 shares) and Mr. Hansen (2,000 shares).

(2) Includes 27,750 shares held in trusts for the benefit of Mr. Jurries' children and parents for which Mr. Jurries shares investment and voting power.

(3)  Includes 5,000 shares owned by Mr. Elhart's spouse.

(4) Includes 15,900 shares owned by Mr. Smith's spouse. Includes 43,250 shares held in a trust for the benefit of Mr. Smith's spouse.

-------------------------

     Benj. A. Smith, III is the Chairman, Chief Executive Officer and a director of the Company and is also Chairman and a director of the Bank. Mr. Smith is an investment advisor and has served from 1992 to the present as the President of Smith & Associates Investment Management Services, an investment management firm located in Holland, Michigan. Prior to 1992, Mr. Smith gained 21 years of banking experience at FMB and its subsidiary FMB-First Michigan Bank of Zeeland, Michigan.

     Philip J. Koning has served as President of the Bank since its inception in November, 1997, and serves as the Secretary and Treasurer of the Company and as a director of both the Company and the Bank. Mr. Koning was employed by Smith & Associates Investment Management Services prior to February 1998. Mr. Koning has over 23 years of commercial banking experience, most recently from 1984 to 1997 with First of America Bank in Holland, where he served as a Community Bank President.

     James L. Batts is a director of the Company and the Bank. Mr. Batts has been employed by Batts Inc., a manufacturer of coat hangers, since 1993, most recently as Vice President, International.

     G. Thomas Boylan is a director of the Company and the Bank. Mr. Boylan is the President of Light Metals Corporation, a manufacturing company located in Wyoming, Michigan, where he has been employed since 1947.

     Jessie F. Dalman is a director of the Company and the Bank. In 1998 Ms. Dalman completed her fourth term in the Michigan House of Representatives representing the 90th District (Holland).

     Robert E. DenHerder is a director of the Company and the Bank. Mr. DenHerder is the President of Uniform Color Co., a company located in Holland, Michigan, which manufactures color concentrate for the plastics industry focusing on automotive suppliers.

     Wayne J. Elhart is a director of the Company and the Bank. Mr. Elhart has served since 1990 as the President of Elhart Pontiac GMC Jeep in Holland, Michigan.

     Brian J. Hansen is a director of the Company and the Bank. Mr. Hansen is the President of Dew-El Portables, Inc., a company located in Holland, Michigan, which sells and leases modular buildings primarily to the school market, where he has been employed since 1992.

     James L. Jurries is a director of the Company and the Bank. Mr. Jurries has served since 1992 as President of Jurries Capital Management, Inc., a real estate, venture capital and investment company located in Holland, Michigan.

     John F. Koetje is a director of the Company and the Bank. Mr. Koetje is a partner in John F. Koetje and Associates, a West Michigan builder of residential and light commercial real estate and apartment complexes where he has been employed for 35 years.

     The Board of Directors had 12 meetings in 1998. The Company has no nominating committee. All directors attended at least three-fourths of the aggregate number of meetings of the Board and Board committees which they were eligible to attend.


                            COMPENSATION OF DIRECTORS

     During 1998, directors of the Company and the Bank were not paid any cash compensation for Board of Directors meetings attended. Directors of the Company and the Bank were paid $150 per committee meeting attended. Directors are reimbursed for their out-of-pocket expenses for each meeting attended. During 1999, the directors of the Company and the Bank will receive an annual retainer of $4,000 and will be paid $500 per board meeting attended and $250 per committee meeting attended.

     Effective March 19, 1998, the Company awarded stock options to purchase 2,000 shares of common stock to each of Messrs. Smith, Batts, Boylan, Den Herder, Elhart, Hansen, Jurries and Koetje and Ms. Dalman. These stock options were granted pursuant to the 1998 Directors' Stock Option Plan, have an exercise price of $10.00 per share, are exercisable beginning March 19, 1999, and expire on March 19, 2008.

                             EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation paid by the Company to its Chief Executive Officer and the President of the Bank. (collectively referred to as the "Named Executives") for services rendered to the Company during 1998, the Company's first full year of operations. No other executive officers of the Company or the Bank received annual compensation in excess of $100,000 during 1998.

                                           Summary Compensation Table
                                                                                          Long Term
                                                    Annual Compensation                 Compensation
                                           -------------------------------------        ------------
                                                                        Other
                                                                        Annual           Securities            All Other
                                                                       Compen-           Underlying             Compen-
Name and Principal Position                Year         Salary        sation ($)         Options(#)             sation
---------------------------                ----         ------        ----------         ----------             ------
Benj. A. Smith, III.....................   1998         $32,500           0                31,000             $     0
     Chairman of the Board and
       Chief Executive Officer
Philip J. Koning........................   1998        $144,184           0                12,000             $ 3,020(1)
     President of the Bank
     Treasurer and Secretary

(1) Includes a $2,637 automobile allowance and life insurance premiums of $383 paid by the Company.

     Option Grants in 1998. Shown below is information on grants of stock options pursuant to the Company's Stock Compensation Plan and the Company's 1998 Directors' Stock Option Plan.

                                                             Individual Grants
                         --------------------------------------------------------------------------------------
                                                                                                                        Potential
                                                                                                                       Realizable
                                                                                                                        Value at
                                                                                                                         Assumed
                                                                                                                      Annual Rates
                                                                                                                     of Stock Price
                                 Number of             Percent of                                                     Appreciation
                                Securities            Total Options                                                    For Option
                                Underlying             Granted to           Exercise or                                 Term (3)
                                  Options             Employees in          Base Price           Expiration
           Name                 Granted(1)                1998            (per share)(2)            Date            5%         10%
------------------------------------------------------------------------------------------------------------------------------------
Benj. A. Smith, III                 2,000                 2.37%            $   10.00          March 19, 2008      $12,578    $31,875
Benj. A. Smith, III                 4,000                 4.67%            $   10.00          March 19, 2008       25,156     63,750
Benj. A. Smith, III                25,000                29.20%            $   16.50          Nov. 19, 2008       259,419    657,419
Philip J. Koning                    4,000                 4.67%            $   10.00          March 19, 2008       25,156     63,750
Philip J. Koning                    5,000                 5.84%            $   10.00          March 19, 2008       31,445     79,687
Philip J. Koning                    3,000                 3.50%            $   16.50          Nov. 19, 2008        31,130     78,890
------------------------------------------------------------------------------------------------------------------------------------

(1) Indicates number of shares which may be purchased pursuant to options granted under the Company's Stock Compensation Plan and 1998 Directors' Stock Option Plan as of December 31, 1998. Options may not be exercised in full or in part prior to the expiration of one year from the date of grant.
(2) The exercise price equals the prevailing market price of the Common Stock on the date of grant. The exercise price may be paid in cash, by the delivery of previously owned shares, through the withholding of shares otherwise issuable upon exercise or a combination thereof.
(3) These amounts are based on assumed rates of appreciation over the entire option period without any discount to present value. Actual gains, if any, on stock option exercises will be dependent on overall market conditions and on the future performance of the Company's Common Stock. There can be no assurance that the amounts reflected in this table will be realized.

     Year-End Options Values. Shown below is information with respect to unexercised options to purchase shares of the Company's Common Stock granted under the Option Plans to the Named Executives and held by them at December 31, 1998. None of the Named Executives exercised any stock options during 1998.

                                                 Number of Shares Subject to               Value of Unexercised
                                                  Unexercised Options Held                In-the-Money Options at
                                                    at December 31, 1998                   December 31, 1998(1)
                                                   ----------------------                 ---------------------
                   Name                       Exercisable        Unexercisable       Exercisable        Unexercisable
----------------------------------------------------------------------------------------------------------------------
Benj. A. Smith III........................         0                31,000               $0             $ 31,500

Philip J. Koning..........................         0                12,000               $0             $ 47,250
----------------------------------------------------------------------------------------------------------------------

(1) The value of unexercised options reflects the increase in market value of the Company's Common Stock from the date of grant through December 31, 1998 (when the closing price of the Company's Common Stock was $15.25 per share). Value actually realized upon exercise by the Named Executives will depend on the value of the Company's Common Stock at the time of exercise.

     Benefits. The Company provides group health and life insurance benefits and supplemental unemployment benefits to its regular employees, including executive officers. In January 1999, the Company implemented a 401(k) plan.

     Security Ownership of Management. The following table shows, as of February 1, 1999, the number of shares beneficially owned by each of the Named Executives identified in the executive compensation tables of this proxy statement and by all Directors and Executive Officers as a group. Except as described in the notes following the table, the following persons have sole voting and dispositive power as to all of their respective shares.

                                                                         Amount and Nature
Name                                                                       of Beneficial              Percent of
                                                                           Ownership(1)              Common Stock
------------------------------------------------------------------------------------------------------------------
Benj. A. Smith, III...............................................            86,350                      3.5%
Philip J. Koning..................................................            25,500                      1.0%
All Executive Officers and Directors as a Group (10                          394,600                     15.9%
persons)
------------------------------------------------------------------------------------------------------------------

(1) See Footnotes 1 and 4 to the Information About Directors table appearing on page 4 of this Proxy Statement.

                     APPROVAL OF THE FIRST AMENDMENT TO THE
                            MACATAWA BANK CORPORATION
                             STOCK COMPENSATION PLAN

     On January 21, 1999, the Board of Directors adopted the First Amendment (the "Amendment") to the Macatawa Bank Corporation Stock Compensation Plan (the "Plan"), subject to approval by the Company's shareholders. The following summary of the Plan is subject to the specific provisions contained in the complete text of the Plan and in the Amendment set forth in Appendix B to this Proxy Statement.

     Amendment. The Amendment increases the maximum number of shares available under the Plan from 100,000 to 200,000 shares of common stock.

     Purpose. The purpose of the Plan is to promote the long-term success of the Company for the benefit of the Company's shareholders through stock-based compensation by aligning the personal interests of the Company's key employees with those of its shareholders.

     Eligibility. Employees of the Company and its subsidiaries are eligible to participate in the Plan. The number of persons eligible to participate in the Plan as of February 1, 1999, was approximately 100.

     Administration. The Plan is administered by a committee of the Board of Directors (the "Committee"). The Committee will be composed of at least three directors, each of whom is not an employee of the Company. Each member of the Committee is required to be a "disinterested person" within the meaning of Rule 16b-3 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, and no member of the Committee is eligible to participate in the Plan. Subject to the Company's Articles, Bylaws, and the provisions of the Plan, the Committee has the authority to select key employees to whom Awards (as defined below) may be awarded; the type of Awards (or combination thereof) to be granted; the number of shares of Common Stock to be covered by each Award; and the terms and conditions of any Award, such as conditions of forfeiture, transfer restrictions and vesting requirements.

     The Plan provides for the granting of a variety of stock-based Awards, described in more detail below, such as stock options, including incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), restricted stock, performance shares, and other stock-based awards. These Awards are granted at no cost to the recipients. The term of the Plan is ten years, and no Awards may be granted under the Plan after January 25, 2008.

     Types of Awards. The following types of awards ("Awards") may be granted under the Plan:

     An "Option" is a contractual right to purchase a number of shares at a price determined at the date the Option is granted. Options include incentive stock options, as defined in Section 422 of the Code, as well as nonqualified stock options. The exercise price included in both incentive stock options and nonqualified stock options must equal at least 100% of the fair market value of the Common Stock at the date of grant. Options are granted at no cost to the recipients.

     "Restricted Stock" are shares of Common Stock granted to an employee for no or nominal consideration. Title to the shares passes to the employee at the time of the grant; however, the ability to sell or otherwise dispose of the shares is subject to restrictions and conditions determined by the Committee.

     "Performance Shares" are an Award of the right to receive stock or cash of an equivalent value at the end of the specified performance period upon the attainment of specified performance goals.

     An "Other Stock-Based Award" is any other Award that may be granted under the Plan that is valued in whole or in part by reference to or is payable in or otherwise based on Common Stock.

     Shares Subject to Plan. A total of 100,000 shares of the Company's Common Stock are reserved for use under the Plan, and a total of 200,000 shares of common stock will be reserved for issuance under the Plan if the Company's shareholders approve the First Amendment. The shares to be issued under the Plan will be authorized and unissued shares, including shares reacquired by the Company which have that status. The number of shares that may be issued under the Plan and the number of shares subject to Options are subject to adjustments in the event of a merger, reorganization, consolidation, recapitalization, stock dividend, stock split or other change in corporate structure affecting the Common Stock. Subject to certain restrictions, unexercised Options, lapsed shares of Restricted Stock, and shares surrendered in payment for exercised Options may be reissued under the Plan.

     Termination or Amendment of the Plan. The Board may at any time amend, discontinue, or terminate the Plan or any part thereof; however, unless otherwise required by law, the rights of a participant may not be impaired without the consent of such participant. In addition, without the approval of the Company's shareholders, no amendment may be made which would increase the aggregate number of shares of Common Stock that may be issued under the Plan, change the definition of employees eligible to receive Awards under the Plan, extend the maximum option period under the Plan, decrease the Option price of any Option to less than 100% of the fair market value on the date of grant, otherwise materially increase the benefits to participants in the Plan or cause the Plan not to comply with certain applicable securities and tax law requirements.

     Participation and Assignability. Neither the Plan nor any Award agreement granted under the Plan entitles any participant or other employee to any right to continued employment by the Company or any subsidiary. Generally, no Award, Option, or other benefit payable under the Plan may, except as otherwise specifically provided by law, be subject in any manner to assignment, transfer, or encumbrance. However, Nonqualified Stock Options may be transferred without consideration to: (i) an immediate family member of the optionee, (ii) a trust for the benefit of the immediate family members of the optionee, or (iii) a partnership or limited liability Company whose only partners or members are immediate family members of the optionee, if the optionee satisfies such conditions to the transfer as may be required by the Committee. Upon termination of employment, any portion of unexercised Options which are exercisable on the termination date must generally be exercised within three months of the termination date for any termination other than as a result of the death, disability, or retirement of the employee, in which case the Plan provides for longer exercise periods.

     Federal Tax Consequences. The following summarizes the consequences of the grant and acquisition of Awards under the Plan for federal income tax purposes, based on management's understanding of existing federal income tax laws. This summary is necessarily general in nature and does not purport to be complete. Also, state and local income tax consequences are not discussed and may vary from locality to locality.

     Options. Plan participants will not recognize taxable income at the time an Option is granted under the Plan unless the Option has a readily ascertainable market value at the time of grant. Management understands that Options to be granted under the Plan will not have a readily ascertainable market value; therefore, income will not be recognized by participants before the time of exercise of an Option. For nonqualified stock options, the difference between the fair market value of the shares at the time an Option is exercised and the Option price generally will be treated as ordinary income to the optionee, in which case the Company will be entitled to a deduction equal to the amount of the optionee's ordinary income. With respect to incentive stock options, participants will not realize income for federal income tax purposes as a result of the exercise of such Options. In addition, if common stock acquired as a result of the exercise of an incentive stock option is disposed of more than two years after the date the Option is granted and more than one year after the date the Option was exercised, the entire gain, if any, realized upon disposition of such common stock will be treated for federal income tax purposes as capital gain. Under these circumstances, no deduction will be allowable to the Company in connection with either the grant or exercise of an incentive stock option. Exceptions to the general rules apply in the case of a "disqualifying disposition." If a participant disposes of shares of common stock acquired pursuant to the exercise of an incentive stock option before the expiration of one year after the date of exercise or two years after the date of grant, the sale of such stock will be treated as a "disqualifying disposition." As a result, such a participant would recognize ordinary income and the Company would be entitled to a deduction in the year in which such disposition occurred.

     The amount of the deduction and the ordinary income recognized upon a disqualifying disposition would generally be equal to the lesser of: (a) the sale price of the shares sold minus the Option price, or (b) the fair market value of the shares at the time of exercise and minus the Option price. If the disposition is to a related party (such as a spouse, brother, sister, lineal descendant, or certain trusts for business entities in which the seller holds a direct or indirect interest), the ordinary income recognized generally is equal to the excess of the fair market value of the shares at the time of exercise over the exercise price. Any additional gain recognized upon disposition, in excess of the ordinary income, will be taxable as capital gain. In addition, the exercise of incentive stock options may result in an alternative minimum tax liability.

     Restricted Stock. Recipients of shares of Restricted Stock that are not "transferable" and are subject to "substantial risk of forfeiture" at the time of grant will not be subject to federal income taxes until the lapse or release of the restrictions on sale of the shares, unless the recipient files a specific election under the Code to be taxed at the time of grant. The recipient's income and the Company's deduction will be equal to the excess of the then fair market value (or sale price) of the shares less any purchase price.

     Performance Shares. Participants are not taxed upon the grant of Performance Shares. Upon receipt of the underlying shares or cash, a participant will be taxed at ordinary income tax rates (subject to withholding) on the amount of cash received and/or the current fair market value of stock received, and the Company will be entitled to a corresponding deduction. The participant's basis in any Performance Shares received will be equal to the amount of ordinary income on which he or she was taxed and, upon subsequent disposition, any gain or loss will be capital gain or loss.

     Required Vote for Approval. On January 21, 1999, the Board of Directors of the Company approved the Plan, subject to shareholder approval. At the Annual Meeting, the shareholders are being requested to consider and approve the First Amendment to the Plan, which would increase the number of shares reserved for issuance under the Plan from 100,000 to 200,000. The affirmative vote of a majority of the holders of the Company's outstanding voting stock represented and voted at the Annual Meeting is required to approve the Plan.

     The Board of Directors recommends a vote FOR approval of the First Amendment to the Macatawa Bank Corporation Stock Compensation Plan.


                        TRANSACTIONS INVOLVING MANAGEMENT

     Directors and officers of the Company and their associates were customers of, and had transactions with, subsidiaries of the Company in the ordinary course of business during 1998. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve an unusual risk of collectibility or present other unfavorable features.

     The Bank leases its Holland office located at 106 E. 8th Street, Holland, Michigan 49423, from a corporation wholly owned by Benj A. Smith, III, an officer and director of the Company. The terms of the lease were negotiated on an arm's-length basis, and the Company believes that the rent and other terms reflect fair market value.


                RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

     The combined consolidated financial statements of the Company have been examined by Crowe, Chizek and Company LLP, independent certified public accountants. A representative of Crowe, Chizek and Company LLP is expected to be present at the annual meeting with the opportunity to make a statement, if desired, and will be available to respond to appropriate questions. It is anticipated that the Company's Audit Committee will select the Company's auditors before the end of this calendar year.


                   SHAREHOLDER PROPOSALS--2000 ANNUAL MEETING

     Any proposal of a shareholder intended to be presented for action at the 2000 annual meeting of the Company must be received by the Company at 250 E. 8th Street, Holland, Michigan 49423, not later than November 15, 2000, if the shareholder wishes the proposal to be included in the Company's proxy materials for that meeting.

                      AVAILABILITY OF 10-KSB ANNUAL REPORT

     An annual report on Form 10-KSB to the Securities and Exchange Commission for the year ended December 31, 1998, will be provided free to shareholders upon written request. Write to Macatawa Bank Corporation, Attention: Philip J. Koning, 250 E. 8th Street, Holland, Michigan 49423. The Form 10-KSB and certain other periodic filings are filed with the Securities and Exchange Commission (the "Commission"). The Commission maintains an Internet web site that contains reports and other information regarding companies, including the Company, that file electronically. The Commission's web site address is http:\\www.sec.gov.

                                  MISCELLANEOUS

     The management of the Company is not aware of any other matter to be presented for action at the meeting. However, if any such other matter is properly presented for action, it is the intention of the persons named in the accompanying form of proxy to vote thereon in accordance with their best judgment.

     The cost of soliciting proxies in the accompanying forms will be borne by the Company. In addition to solicitation by mail, proxies may be solicited in person, or by telephone or telegraph, by some regular employees of the Company.

                                             By order of the Board of Directors



March 5, 1999.                               /s/ Philip J. Koning
                                             Philip J. Koning
                                             Secretary

                                   APPENDIX A


TABLE OF CONTENTS


Management's Discussion and Analysis.........................................A-2

Report of Independent Auditors...............................................A-7

Consolidated Financial Statements............................................A-8

Notes to Consolidated Financial Statements..................................A-12

                                   APPENDIX A

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's initial plan of operation in November 1997 was to establish its management team within the first few months of its operations. Management believes that it has been successful in establishing a very experienced and capable management team which can administer the Company's growth.

     The Company has experienced rapid and substantial growth as total assets increased from $10,722,193 at December 31, 1997, to $189,228,673 at December 31, 1998. At December 31, 1998, the Bank had a total of eight branch banking offices and two service facilities. The Company also completed an underwritten initial public offering of common stock on April 7, 1998. Although management believes the Company will continue to grow in 1999, the rate of increase is not expected to be as rapid as it was in 1998.

     The Bank established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of February 23, 1999, had assets of approximately $31 million.

Financial Condition

     Total assets of the Company increased by $178,506,480 to $189,228,673 at December 31, 1998, from $10,722,193 at December 31, 1997. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits and then lending and otherwise investing these funds. The fourth quarter of 1998 was the Company's fourth full quarter of operations, and the number of deposit accounts increased from 465 at December 31, 1997, to more than 14,000 deposit accounts at December 31, 1998. Management attributes the strong growth in deposits to quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of branches. In addition, the Company's public offering of common stock in April 1998 resulted in net proceeds to the Company, and an increase in total assets, of $14,123,378. The Company anticipates that the Bank's assets will continue to increase during 1999, which will be the Bank's second full year of operations. However, management does not believe that the rate of increase will be as rapid as it was during 1998.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $10,538,057 to $17,953,177 at December 31,1998, from $7,415,120 at December 31, 1997. The increase is primarily the result of deposit growth since December 31, 1997, and the initial public offering.

     Securities available for sale increased $25,006,900 to $27,007,300 at December 31, 1998 from $2,000,400 at December 31, 1997. The increase is the result of the investment of customer deposits that have been obtained since December 31, 1997.

     Total loans increased $137,384,556 to $137,882,260 at December 31, 1998 from $497,704 at December 31, 1997. While management believes that total loans will continue to increase, the rate of increase in the future will be substantially less than the rate of increase during the Company's first full year of operations.

     The allowance for loan losses as of December 31, 1998 was $2,030,000 representing approximately 1.5% of gross loans outstanding, compared to $7,500 at December 31, 1997. Macatawa Bank has not experienced any material credit losses as of December 31, 1998.

     Bank premises and equipment increased to $7,125,755 at December 31, 1998 from $681,807 at December 31, 1997. The increase resulted from the purchase of the Butternut Drive and Maple Drive branch offices in Holland, the purchase of the real estate and construction of the facilities for the Zeeland, Allendale and 16th Street branch offices, as well as additional furniture, fixtures and equipment necessary to operate the Bank branches.

     Deposits increased to $166,988,675 at December 31, 1998, from $2,712,223 at December 31, 1997. This was primarily as a result of deposits being obtained from new customers of the Bank.

Results of Operations

     Comparative information on results of operations between 1997 and 1998 is not provided because the Bank commenced operations on November 25, 1997, and, therefore, had only six weeks of operations during 1997.

     The net loss for the year ended December 31, 1998, was $2,488,551. As of December 31, 1997, the Company had a retained deficit of $165,525, and as of December 31, 1998, the Company had a retained deficit of $2,654,076. The retained deficit and net losses are primarily the result of provisions for loan losses which totaled $2,022,500. Wages paid to employees and fees and expenses incurred in forming the Company and applying for regulatory approval for the Bank's existing and proposed branches also contributed to the retained deficit and net losses. Management believes that the Company will realize a modest profit for 1999. Earnings will continue to be curtailed for much of 1999 as a result of additional loan loss reserves, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1997 and 1998 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income for the year ended December 31, 1998 was $6,804,105, related to interest income on securities, loans, and interest earning deposits. Interest expense was $3,190,237 for the year ended 1998, related to interest incurred on interest bearing deposits.

     The Company had an allowance for loan losses of approximately 1.5% of total loans at December 31, 1998. The provision for loan losses for the year ended December 31, 1998 was $2,022,500. This amount was provided as a result of the increase in the total loan portfolio. Management considered it prudent during the first year of operations to provide for loan losses at a relatively high percentage of total loans to be consistent with the loss inherent in similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience. This may reduce its loan loss reserve as a percentage of total loans in the future.

     Non-interest income for the year ended December 31, 1998, was $683,382, consisting primarily of gain on sales of loans. These loans consisted primarily of conforming mortgage loans which were sold to the secondary market. Management believes this activity will continue to be a significant source of non-interest income in 1999. At the present time, the Bank is not servicing the loans it sells, but may consider doing so in the future.

     The main components of non-interest expense were primarily salaries and benefits. Non-interest expense for the year ended December 31, 1998, was $4,763,301. Other significant components of non-interest expense consisted of occupancy and equipment expenses, legal and accounting fees, marketing expenses, insurance and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital as a result of a private placement on behalf of the Bank to investors in November, 1997. The Company raised additional equity capital in its initial public offering completed April 7, 1998, which resulted in net proceeds of $14,123,378. Given the rapid growth of the Bank, it is expected that additional equity capital will be required during 1999. A public offering of additional common stock is being considered to raise additional capital.

     As a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% at the end of the third year of its operations. At December 31, 1998, the Bank's Tier 1 Capital as a percent of total assets was 10.95%. The Company has approximately $1 million in additional capital which it could contribute to the Bank's capital if necessary.

     The Company's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold, borrowings from the Federal Home Loan Bank, and the issuance of common stock.

     Asset liability management aids the Company in maintaining liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates.

Year 2000 Compliance

     Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements. The

Company and the Bank were organized in 1997 and the Company acquired its computer equipment within the past eighteen months and has contracted with a leading supplier of information processing services. This equipment and these services were purchased with manufacturer assurances of Year 2000 compliance.

     Company management has developed and the Board of Directors has approved a comprehensive Year 2000 Compliance Plan. The plan consists of five phases: awareness, assessment, renovation, validation and implementation. The Company has an internal task force to assess Year 2000 compliance by the Company, its vendors, and major deposit customers. In addition, the Bank asks commercial borrowers about Year 2000 compliance as part of the loan application and review process.

     To  date,  the  Company  has  spent  approximately  $28,000  on  Year  2000 compliance. Management believes that the additional costs to complete the Company's Year 2000 compliance will be minimal.

     The Company presently anticipates that it will complete its Year 2000 assessment and any necessary remediation by June 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant.

     The Bank's core processing applications are provided by a third party vendor, Rurbanc Data Services, Inc. (RDSI). The Company receives regular correspondence from RDSI which documents the status of their Year 2000 compliance. The Company has been advised that RDSI's software has been successfully tested for Year 2000 compliance.

     Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company is in the process of preparing a contingency plan that will specify what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner.

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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Macatawa Bank Corporation
Zeeland, Michigan


We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and for the period from May 21, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from May 21, 1997 (date of inception) through December 31, 1997 in conformity with generally accepted accounting principles.


                                              /s/ Crowe, Chizek and Company LLP
                                              Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 17, 1999

--------------------------------------------------------------------------------

                            MACATAWA BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

-----------------------------------------------------------------------------------------
                                                              1998                 1997
                                                              ----                 ----
ASSETS
     Cash and due from banks                               $  11,453,177    $     415,120
     Short-term investments                                    6,500,000        7,000,000
                                                           -------------    -------------
         Cash and cash equivalents                            17,953,177        7,415,120

     Securities available for sale, at fair value             27,007,300        2,000,400

     Total loans                                             137,882,260          497,704
         Allowance for loan losses                            (2,030,000)          (7,500)
                                                           -------------    -------------
                                                             135,852,260          490,204

         Premises and equipment - net                          7,125,755          681,807
         Accrued interest receivable                           1,226,199           38,532
         Organizational costs                                       --             66,139
         Other assets                                             63,982           29,991
                                                           -------------    -------------
                  Total assets                             $ 189,228,673    $  10,722,193
                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
         Deposits
                  Noninterest-bearing                      $  18,517,550    $     245,812
                  Interest-bearing                           148,471,125        2,466,411
                                                           -------------    -------------
              Total                                          166,988,675        2,712,223
     Federal funds purchased                                   2,000,000             --
     Accrued expenses and other liabilities                      628,610           37,963
                                                           -------------    -------------
         Total liabilities                                   169,617,285        2,750,186


Shareholders' equity
     Preferred stock, no par value, 500,000 shares
       authorized; no shares issued and outstanding
     Common stock,  no par value, 9,500,000 shares
     authorized; 2,435,125 and 940,125 shares issued
     and outstanding at December 31, 1998 and 1997,
     respectively                                             22,260,646        8,137,268
     Retained deficit                                         (2,654,076)        (165,525)
     Accumulated other comprehensive income, net
       of income tax of $2,482 and $136                            4,818              264
                                                           -------------    -------------
         Total shareholders' equity                           19,611,388        7,972,007
                                                           -------------    -------------
              Total liabilities and shareholders' equity   $ 189,228,673    $  10,722,193
                                                           =============    =============
-----------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME Year
              ended December 31, 1998 and period from May 21, 1997
                  (date of inception) through December 31, 1997

--------------------------------------------------------------------------------
                                                       1998             1997
                                                       ----             ----
Interest income
     Loans, including fees                            $ 5,338,963    $     3,448
     Securities
         Taxable                                          986,372          4,268
     Short-term investments                               478,770         68,566
                                                       ----------     ----------
         Total interest income                          6,804,105         76,282

Interest expense
     Deposits                                           3,186,309          5,339
     Other                                                  3,928            213
                                                       ----------     ----------
         Total interest expense                         3,190,237          5,552
                                                       ----------     ----------
Net interest income                                     3,613,868         70,730

Provision for loan losses                              (2,022,500)        (7,500)

Net interest income after provision for loan losses     1,591,368         63,230

Noninterest income
     Service fees                                         157,109
     Gain on sales of loans                               520,645
     Other                                                  5,628
                                                       ----------
         Total noninterest income                         683,382

Noninterest expense
     Salaries and benefits                              2,726,885        111,341
     Occupancy expense of premises                        305,214          9,226
     Furniture and equipment expense                      253,074          5,328
     Legal and professional fees                          157,077         18,437
     Advertising                                          198,826         27,698
     Supplies                                             232,835         30,729
     Data processing fees                                 196,665            119
     Check printing fees                                   88,596          1,218
     Other outside services                                75,762          2,765
     Organizational expenses                               66,139
     Other expense                                        462,228         21,894
                                                       ----------     ----------
         Total noninterest expenses                     4,763,301        228,755
                                                       ----------     ----------
Net loss                                              $(2,488,551)   $  (165,525)
                                                      ===========    ===========
Basic loss per share                                  $     (1.22)   $      (.18)
                                                      ===========    ===========
Weighted average shares outstanding                     2,041,920        940,125
                                                      ===========    ===========
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           Year ended December 31, 1998 and period from May 21, 1997
                  (date of inception) through December 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                                                       Other
                                                                                   Comprehensive        Total
                                              Common            Retained             Income,         Shareholders'
                                              Stock             Deficit             Net of Tax          Equity
Balance, May 21, 1997                        $         0        $          0        $          0        $          0

Proceeds from sale of stock on
 November 7, 1997, 940,125 shares              8,137,268                                                   8,137,268

Net loss for the period from
 May 21, 1997 (date of inception)
 through December 31, 1997                                          (165,525)                               (165,525)

Other comprehensive income:
     Net change in unrealized appreciation
      on securities available for sale, net
      of tax of $136                                                                         264                 264
                                                                                                         -----------
         Comprehensive loss                                                                                 (165,261)
                                             -----------         -----------         -----------         -----------
Balance, December 31, 1997                     8,137,268            (165,525)                264           7,972,007

Proceeds from sale of stock on
 April 7, 1998, 1,495,000 shares              14,123,378                                                  14,123,378

Net loss                                                          (2,488,551)                             (2,488,551)

Other comprehensive income:
     Net change in unrealized appreciation
      on securities available for sale, net
      of tax of $2,346                                                                    4,554                4,554
                                                                                                         -----------
         Comprehensive loss                                                                               (2,483,997)
                                             -----------         -----------         ----------          -----------
Balance, December 31, 1998                   $22,260,646         $2,654,076)             $4,818          $19,611,388
                                             ===========         ===========         ==========          ===========
--------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Year ended December 31, 1998 and period from May 21, 1997
                  (date of inception) through December 31, 1997

---------------------------------------------------------------------------------------------------------
                                                                            1998               1997
                                                                            ----               ----
Cash flows from operating activities
     Net loss                                                             $  (2,488,551)   $    (165,525)
     Adjustments to reconcile net loss to net
       cash from operating activities
         Depreciation and amortization                                          271,458            5,769
                  Provision for loan losses                                   2,022,500            7,500
                  Origination of loans for sale                             (44,146,300)            --
                  Proceeds from sales of loans originated for sale           44,666,945             --
                  Gain on sales of loans                                       (520,645)            --
                  Net change in
                           Organizational costs                                  66,139          (66,139)
                           Accrued interest receivable and other assets      (1,221,658)         (68,523)
                           Accrued expenses and other liabilities               588,301           37,827
                                    Net cash from operating activities         (761,811)        (249,091)

Cash flows from investing activities
         Net increase in loans                                             (137,384,556)        (497,704)
         Activity in securities available for sale
                  Purchase                                                  (29,000,000)      (2,000,000)
                  Maturities                                                  4,000,000             --
         Additions to premises and equipment                                 (6,715,406)        (687,576)
                                                                          -------------    -------------
                  Net cash from investing activities                       (169,099,962)      (3,185,280)

Cash flows from financing activities
         Net increase in federal funds purchased                              2,000,000             --
         Net increase in deposits                                           164,276,452        2,712,223
         Proceeds from the issuance of common stock                          14,123,378        8,137,268
                                                                          -------------    -------------
                  Net cash from financing activities                        180,399,830       10,849,491
                                                                          -------------    -------------
Net change in cash and cash equivalents                                      10,538,057        7,415,120

Beginning cash and cash equivalents                                           7,415,120             --

Ending cash and cash equivalents                                          $  17,953,177    $   7,415,120
                                                                          =============    =============

Supplemental disclosures of cash flow information
         Cash paid during the period for
         Interest                                                         $   2,725,880    $         640
--------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The Company became the bank holding company for Macatawa Bank (the "Bank") on February 23, 1998, when all of the Bank's outstanding common stock (817,500 shares) was converted into all of the outstanding common stock of the Company (940,125 shares) and all of the Bank's shareholders became all of the Company's shareholders. The exchange ratio in the conversion was 1.15 shares of Company common stock for each share of Bank common stock. The Bank's common stock had been issued to its shareholders as of November 7, 1997 as a result of a private offering of the Bank's common stock at a price of $10 per share or a total of $8,175,000. As this was essentially an internal reorganization, the consolidated financial statements are presented by including operations of the Company and Bank for all periods presented. Further share and per share data has been adjusted for the conversion ratio of 1.15 shares of Company stock for one share of Bank stock. Macatawa Bank Corporation is a regional, community-based financial institution, located in Zeeland, Michigan. The Bank's primary services include accepting deposits and making commercial, mortgage and installment loans in the Michigan counties of Allegan, Ottawa and Kent. The Bank commenced its application process on May 21, 1997, completed its common stock sale on November 7, 1997 and opened for operations on November 25, 1997 after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space. The costs associated with the organization of the Company are included in the 1998 income statement.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Macatawa Bank, after elimination of intercompany accounts and transactions.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, the deferred tax asset valuation allowance and the fair values of financial instruments are particularly subject to change.

Concentration of Credit Risk: Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above. Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate and consumer assets. Other financial instruments which potentially subject the Company to concentrations of credit risk include deposit accounts in other financial institutions.

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and short-term securities (securities with maturities of equal to or less than 90 days and federal funds sold). Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.
--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity, until realized.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, the allowance for loan losses, and charge-offs. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. While the Company does sell loans on the secondary market, there were no loans held for sale at December 31, 1998 or 1997. Interest income is reported on the interest method.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on known and inherent risks in the portfolio, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. There were no loans classified as impaired as of December 31, 1998 and 1997 or for the year ended December 31, 1998 and for the period from May 21, 1997 (date of inception) through December 31, 1997.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. The Bank held no foreclosed assets at December 31, 1998 or 1997.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable.
--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted, using an option pricing model to estimate fair value.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance has been established to the extent of net deferred tax assets due to a lack of operating performance to ensure that it is more likely than not it would be recovered.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Basic Loss Per Share: Basic loss per share is based on net loss divided by the weighted average number of shares outstanding during the period. Options outstanding at December 31, 1998 were not considered in computing diluted loss per share as the impact was antidilutive.

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income
(loss) and unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income (loss) first applies for 1998, with prior information restated to be comparable.

Segment Reporting: Macatawa Bank Corporation, through the branch network of its subsidiary, Macatawa Bank, provides a broad range of financial services to individuals and companies in western Michigan. These services include demand, time and savings deposits; lending; ATM processing and cash management. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Reclassifications: Certain amounts on the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.
--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 2 - CASH AND DUE FROM BANKS

Minimum cash balances, which are based on the deposit levels of the Company, are required to be maintained by the Federal Reserve as legal reserve requirements. Cash balances restricted from usage due to these requirements were approximately $803,000 at year-end 1998.


NOTE 3 - SECURITIES

The amortized cost and fair values of securities at year-end were as follows:

Available for Sale
                                                                       Gross           Gross
                                                  Amortized         Unrealized      Unrealized           Fair
                                                    Cost               Gains          Losses            Values
                                                    ----               -----          ------            ------
1998
     U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies                $ 27,000,000        $ 35,700       $  (28,400)       $ 27,007,300
                                                ============        ========       ===========       ============
1997
     U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies                $  2,000,000        $    400                         $  2,000,400
                                                ============        ========                         ============

Contractual maturities of debt securities at year end 1998 were as follows:

                                                                                       Available for Sale
                                                                                   Amortized             Fair
                                                                                     Cost                Value
                                                                                     ----                -----
     Due from one to five years                                                 $  26,000,000      $  26,002,100
     Due from five to ten years                                                     1,000,000          1,005,200
                                                                                -------------      -------------
                                                                                $  27,000,000      $  27,007,300
                                                                                =============      =============

There were no sales of securities for the year ended December 31, 1998 and for the period from May 21, 1997 (date of inception) through December 31, 1997.

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 4 - LOANS

Year-end loans are as follows:

                                           1998                1997
                                           ----                ----
     Commercial                         $  95,669,151    $     130,000
     Mortgage                              22,528,687          207,245
     Consumer                              19,684,422          160,459
                                        -------------    -------------
                                          137,882,260          497,704
     Allowance for loan losses             (2,030,000)          (7,500)
                                        -------------    -------------
                                        $ 135,852,260    $     490,204
                                        =============    =============

Activity in the allowance for loan losses is as follows:

                                                                    1998                1997
                                                                    ----                ----
     Beginning balance                                           $     7,500           $     0
                  Provision charged to operating expense           2,022,500             7,500
                                                                 -----------           -------
     Ending balance                                              $ 2,030,000           $ 7,500
                                                                 ===========           =======

NOTE 5 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment are as follows:

                                                                1998                1997
                                                                ----                ----
     Land                                                   $ 1,177,184         $     0
     Building and improvements                                3,661,701          196,761
     Furniture and equipment                                  2,553,229          490,815
                                                            -----------         --------
                                                              7,392,114          687,576
     Less accumulated depreciation                             (266,359)          (5,769)
                                                            -----------         --------
                                                            $ 7,125,755        $ 681,807
                                                            ===========         ========

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 6 - DEPOSITS

Deposits at year-end are summarized as follows:

                                                 1998                1997
                                                 ----                ----
     Noninterest-bearing demand              $ 18,517,550        $    245,812
         Money market                          71,091,206           1,173,742
         NOW and Super NOW                     22,425,439             628,653
         Savings                                5,812,028             146,973
         Certificates of deposit               49,142,452             517,043
                                             ------------        ------------
                                             $166,988,675        $  2,712,223
                                             ============        ============

At year-end 1998, maturities of certificates of deposits were as follows, for the next five years:

         1999                           $  25,663,169
         2000                               6,847,724
         2001                              10,068,637
         2002                               6,531,770
         2003                                       0
         2004 and thereafter                   31,152
                                        -------------
                                        $  49,142,452
                                        =============

The Bank had approximately $27,090,000 and $200,000 in time certificates of deposit which were in denominations of $100,000 or more at December 31, 1998 and 1997.


NOTE 7 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 1998 were as follows.

         Beginning balance                        $          0
         New loans                                   5,815,804
         Repayments                                 (1,418,909)
                                                  ------------
              Ending balance                      $  4,396,895
                                                  ============

Deposits from principal officers, directors, and their affiliates at year-end 1998 and 1997 were $16,535,000 and $611,000.

                                   (Continued)
--------------------------------------------------------------------------------

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 8 - STOCK OPTIONS

Options to buy stock are granted to officers and employees under the Employee Stock Option Plan (the Employees' Plan), which provides for issue of up to 100,000 options. Options are also granted to directors under the Directors' Stock Option Plan (the Directors' Plan), which provides for issue of up to 40,000 options. Exercise price is the market price at the date of grant for both plans. The maximum option term is ten years with options vesting over a three-year period for the Employees' Plan and over a one-year period for the Directors' Plan.

A summary of the activity in the plans at year-end 1998 is as follows.

                                                                                Weighted
                                                                                Average
                                                                                Exercise
                                                            Shares               Price
                                                            ------               -----
     Outstanding at beginning of year                              0            $      0
     Granted                                                 123,600               12.92
     Exercised                                                     0                   0
     Forfeited                                                   100               10.00
     Outstanding at end of year                              123,500               12.83

     Options exercisable at year-end                               0                   0
     Options available for grant at year-end                  16,500
     Weighted-average fair value of options
       granted during year                                                          3.53

There were no options granted in 1997 under either plan.

Options outstanding at year-end 1998 were as follows.

                                                                          Weighted Average
                                                                            Remaining
                  Exercise                                                 Contractual
                   Prices                                    Number          Life
                   ------                                    ------          ----
                  $10.00                                     65,500          9.20
                  $15.00                                      9,000          9.42
                  $16.25                                      8,500          9.75
                  $16.50                                     40,500          9.92
                                                           --------      --------
                                                            123,500          9.49
                                                           ========      ========

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 8 - STOCK OPTIONS (Continued)

Had compensation cost for stock options been measured using FASB Statement No. 123, net loss and basic loss per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                                     1998
                                                                     ----
     Net loss as reported                                        $   (2,488,551)
     Pro forma net loss                                              (2,500,958)

     Basic loss per share as reported                                     (1.22)
     Pro forma basic loss per share                                       (1.22)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                    1998
                                                                    ----
     Risk-free interest rate                                      $   4.72
     Expected option life                                          7 years
     Expected stock price volatility                                 8.46%
     Dividend yield                                                  0.00%

NOTE 9 - FEDERAL INCOME TAXES

The Company recorded no current or deferred benefit for income taxes as a result of recording the valuation allowance in the amount of net deferred tax assets.

Year-end deferred tax assets and liabilities consist of:

                                                              1998               1997
                                                              ----               ----
     Deferred tax assets
         Net operating loss carryforward (expiration
           beginning in 2017)                               $   373,787         $  53,656
                  Provision for loan losses                     573,002             2,550
                  Other                                          35,502

         Deferred tax liabilities
                  Depreciation                                  (84,555)
                  Net unrealized appreciation on
                    securities available for sale                (2,482)             (136)
                                                            ------------        ---------
     Net deferred tax asset                                     895,254            56,070

     Valuation allowance for deferred tax assets               (897,736)          (56,206)
                                                            -----------         ---------
           Net deferred tax liability after
            valuation allowance                             $    (2,482)        $    (136)
                                                            ===========         ==========

As a result of the valuation allowance, the Bank's effective tax rate was reduced from the statutory rate of 34% to 0%.
--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally not obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

                                                   1998                   1997
                                                   ----                   ----
     Commitments to make loans                    $ 17,876,000        $ 2,290,000
         Unused lines of credit                     65,699,435            131,763

Approximately 50% of the Bank's commitments to make loans are at fixed rates, offered at current market rates. The majority of the variable rate commitments noted above are tied to prime and expire within 30 days. The Bank has no unused lines of credit at fixed rates.

The Bank conducts substantially all of its business operations in western Michigan.

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $117,886 in 1998. Future minimum rentals under noncancelable operating leases as of December 31, 1998 are as follows:

                  1999                                                            $      239,277
                  2000                                                                   182,286
                  2001                                                                   130,002
                  2002                                                                   125,502
                  2003                                                                   127,071
                  2004 and thereafter                                                  2,341,146
                                                                                  --------------
                                                                                  $    3,145,284
                                                                                  ==============

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 11 - REGULATORY MATTERS

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                              Capital to Risk-
                                                               Weighted Assets
                                                               ---------------             Tier 1 Capital
                                                           Total           Tier 1         to Average Assets
                                                           -----           ------         -----------------
     Well capitalized                                       10%                6%                 5%
     Adequately capitalized                                  8                 4                  4
     Undercapitalized                                        6                 3                  3

At year-end, actual capital levels (in thousands) and minimum required levels for the Bank were:

                                                                                                    To Be Well
                                                                         Minimum Required        Capitalized Under
                                                                            For Capital          Prompt Corrective
                                                       Actual            Adequacy Purposes      Action Regulations
                                                       ------            -----------------      ------------------
1998                                             Amount      Ratio      Amount       Ratio       Amount      Ratio
----                                             ------      -----      ------       -----       ------      ------
   Total capital (to risk weighted assets)
     Consolidated                              $  21,637      12.4%    $   13,923    8.0%      $   17,403     10.0%
     Bank                                         20,722      11.9         13,923    8.0           17,403     10.0
   Tier 1 capital (to risk weighted assets)
     Consolidated                                 19,607      11.3          6,961    4.0           10,442      6.0
     Bank                                         18,692      10.7          6,961    4.0           10,442      6.0
   Tier 1 capital (to average assets)
     Consolidated                                 19,607      11.8          6,676    4.0            8,345      5.0
     Bank                                         18,692      11.2          6,676    4.0            8,345      5.0

1997
   Total capital (to risk weighted assets)     $   7,980     133.8%    $      477    8.0%      $      596     10.0%
   Tier 1 capital (to risk weighted assets)        7,972     133.7            239    4.0              358      6.0
   Tier 1 capital (to average assets)              7,972      83.3            383    4.0              478      5.0

The Company and the Bank were categorized as well capitalized at year-end 1998 and 1997.
--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                        1 9 9 8                            1 9 9 7
                                                        -------                            -------
                                               Carrying            Fair           Carrying            Fair
                                                Amount             Value           Amount             Value
                                                ------             -----           ------             -----
Financial assets
Cash and cash equivalents                      $ 17,953,177        $ 17,953,177   $ 7,415,120         $ 7,415,120
Securities available for sale                    27,007,300          27,007,300     2,000,400           2,000,400
Loans, net                                      135,852,260         136,086,762       490,204             490,204
Accrued interest receivable                       1,226,199           1,226,199        38,532              38,532
Financial liabilities
Deposits                                       (166,988,675)       (167,496,412)   (2,712,223)         (2,712,223)
Federal funds purchased                          (2,000,000)         (2,000,000)           (0)                 (0)
Accrued interest payable                           (469,264)           (469,264)       (4,912)             (4,912)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 13 - CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements:

                                              CONDENSED BALANCE SHEET
                                                 December 31, 1998
     ASSETS
         Cash and cash equivalents                                    $     914,643
         Investment in subsidiary                                        18,696,745
                                                                      -------------

              Total assets                                            $  19,611,388
                                                                      =============

     SHAREHOLDERS' EQUITY
         Shareholders' equity
              Common stock                                            $  22,260,646
              Retained deficit                                           (2,654,076)
              Accumulated other comprehensive income,
                net of income tax of $2,482                                   4,818
                                                                      -------------

                  Total shareholders' equity                          $  19,611,388
                                                                      =============

                          CONDENSED STATEMENT OF INCOME
                Period from February 23, 1998 (date of inception)
                            through December 31, 1998
     Expenses
         Other operating expenses                                     $      54,840
                                                                      -------------
     Loss before income tax and equity in

       undistributed net loss of subsidiaries                                54,840

     Federal income tax expense                                                   0

     Equity in undistributed net loss of subsidiary                       2,185,393
                                                                      -------------

     Net loss                                                         $  (2,240,233)
                                                                      =============

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
--------------------------------------------------------------------------------

NOTE 13 - CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
  (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                Period from February 23, 1998 (date of inception)
                            through December 31, 1998
     Cash flows from operating activities
         Net loss                                                     $  (2,240,233)
         Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
              Equity in undistributed net loss of
                  Subsidiary                                              2,185,393
                      Net cash from operating activities                    (54,840)

     Cash flows from investing activities
         Investment in subsidiary                                       (13,153,895)
              Net cash from investing activities                        (13,153,895)

     Cash flows from financing activities
         Proceeds from sale of 1,495,000 share of common stock           14,123,378
                                                                      -------------
              Net cash from financing activities                         14,123,378
                                                                      -------------

     Net change in cash and cash equivalents                                914,643

     Cash and cash equivalents at beginning of period                             0
                                                                      -------------

     Cash and cash equivalents at end of period                       $     914,643
                                                                      =============

     Noncash transaction related to origination of holding company in 1998
         Investment in subsidiary                                     $  (7,723,689)
         Common stock                                                     8,137,268
         Retained deficit                                                  (413,843)
         Accumulated other comprehensive income                                 264

--------------------------------------------------------------------------------

                                   APPENDIX B

                                 FIRST AMENDMENT
                                     TO THE
                            MACATAWA BANK CORPORATION
                             STOCK COMPENSATION PLAN

     This First Amendment to the Macatawa Bank  Corporation  Stock  Compensation
Plan  (the  "Plan")  is  adopted  by  Macatawa  Bank  Corporation,   a  Michigan
corporation (the "Company") with respect to the following:

  o  The Company adopted the Plan in 1998.
  o  The Company wishes to amend the Plan.
  o The Board of Directors of the Company has approved this Amendment to the Plan.

     NOW, THEREFORE, the Plan is amended as follows:

1. The first sentence of Article 4 is amended in its entirety to read as follows:

     Subject to adjustment as provided in Section 12.1, the maximum aggregate number of shares of Common Stock which may be issued under this Plan shall not exceed 200,000 shares, which may be either unauthorized and unissued Common Stock or issued Common Stock reacquired by the Company ("Plan Shares").

     This Amendment will be effective upon approval of the shareholders of the Company at the annual shareholders meeting to be held April 15, 1999.

     IN WITNESS WHEREOF, the Company has caused this Amendment to be executed this 1st day of March, 1999.

                                             MACATAWA BANK CORPORATION


                                             By:   /s/ Philip J. Koning
                                                   Philip J. Koning
                                                   Secretary

::ODMA\PCDOCS\GRR\242952\1

Exhibit 21 - Subsidiaries of Registrant

         Macatawa Bank - 100% owned
         Incorporated as a Michigan Banking Corporation
         51 E. Main Street
         Zeeland, Michigan 49464

EXHIBIT 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Macatawa Bank Corporation

We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-53593 and File No. 333-53595) of our report dated February 17, 1999, on our audit of the consolidated financial statements as of December 31, 1998 and 1997, and for the year ended December 31, 1998, and for the period from May 21, 1997 (date of inception) through December 31, 1997, which report is included in this Annual Report on Form 10-KSB.

                                               /s/ CROWE, CHIZEK and COMPANY LLP
March 30, 1999                                 CROWE, CHIZEK and COMPANY LLP
Grand Rapids, Michigan




::ODMA\PCDOCS\GRR\243029\5