Form 10QSB
period 1999-03-31
MACATAWA BANK CORP
filed 1999-05-17
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

                                   -----------


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___   No _______

The number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 2,435,125 shares of the Company's Common Stock (no par value) were outstanding as of May 10, 1999.

Transitional Small Business Disclosure Format (check one):  Yes ____   No __X__

                                      INDEX

                                                                            Page
                                                                       Number(s)

Part I.      Financial Information (unaudited):

             Item 1.
             Condensed Consolidated Financial Statements                       3
             Notes to Condensed Consolidated Financial Statements              7

             Item 2.
             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    11

Part II.     Other Information

             Item 1.
             Legal Proceedings                                                15

             Item 2.
             Changes in Securities and Use of Proceeds                        15

             Item 3.
             Defaults Upon Senior Securities                                  15

             Item 4.
             Submission of Matters to a Vote of Securities Holders            15

             Item 5.
             Other Information                                                15

             Item 6.
             Exhibits and Reports on Form 8-K                                 15


Signatures                                                                    16

Part I   Financial Information

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             As of March 31, 1999 (unaudited) and December 31, 1998
--------------------------------------------------------------------------------

                                                                                    March 31,            December 31,
                                                                                      1999                   1998
                                                                                 ---------------         ------------
                                                                                   (Unaudited)
ASSETS
   Cash and due from banks                                                       $    9,907,514        $  11,453,177
   Federal funds sold                                                                 7,700,000                   --
   Short-term investments                                                             2,000,000            6,500,000
                                                                                     ----------            ---------
     Cash and cash equivalents                                                       19,607,514           17,953,177

   Securities available for sale, at fair value                                      17,143,218           27,007,300

   Total loans                                                                      177,120,291          137,882,260
   Allowance for loan losses                                                         (2,480,000)          (2,030,000)
                                                                                    174,640,291          135,852,260

   Premises and equipment - net                                                       7,692,025            7,125,755
   Accrued interest receivable                                                        1,197,189            1,226,199
   Other assets                                                                         168,516               63,982
                                                                                  -------------       --------------
     Total Assets                                                                  $220,448,753         $189,228,673
                                                                                   ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                                           $ 19,457,256          $18,517,550
     Interest-bearing                                                               170,766,071          148,471,125
                                                                                    -----------          -----------
       Total                                                                        190,233,327          166,988,675
    Federal funds purchased                                                                  --            2,000,000
Federal Home Loan Bank Borrowings                                                    10,000,000                         -
Accrued expenses and other liabilities                                                  744,596              628,610
                                                                                   ------------        -------------
       Total liabilities                                                            200,967,923          169,617,285

Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common stock, no par value,  9,500,000  shares  authorized;  2,435,125 shares issued and outstanding as of March 31, 1999 and
     December 31, 1998, respectively                                                 22,260,646           22,260,646
   Retained deficit                                                                  (2,731,186)          (2,654,076)
   Net unrealized appreciation (depreciation) on securities
     available for sale, net of tax                                                     (48,630)               4,818
                                                                                    ------------      ---------------
       Total shareholders' equity                                                    19,480,830           19,611,388
                                                                                     ----------          -----------

            Total liabilities and shareholders' equity                             $220,448,753         $189,228,673
                                                                                   ============         ============

--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Three Month Periods Ended March 31, 1999 and March 31, 1998
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months                  Three Months
                                                                              ended                         ended
                                                                          March 31, 1999                March 31, 1998
                                                                          --------------                --------------
                                                                           (unaudited)                   (unaudited)
Interest Income
   Loans, including fees                                                    $ 3,278,369                $   145,511
   Investments                                                                  356,783                    197,961
                                                                           ------------                -----------
     Total interest income                                                    3,635,152                    343,472

Interest expense
   Deposits                                                                   1,749,202                    138,344
   Other                                                                          2,485                         39
                                                                           ------------                -----------
     Total interest expense                                                   1,751,687                    138,383

Net interest income                                                           1,883,465                    205,089

Provision for loan losses                                                      (450,000)                  (200,500)

Net interest income after provision for loan losses                           1,433,465                      4,589

Noninterest income                                                              389,145                      3,441

Noninterest expense
  Salaries and benefits                                                       1,101,157                    292,398
  Occupancy expense of premises                                                 158,390                     29,295
  Furniture and equipment expense                                               138,957                     29,364
  Legal and professional fees                                                    32,865                     44,664
  Advertising                                                                    40,424                     26,615
  Data Processing                                                                42,386                     11,481
  Supplies                                                                       67,671                     24,474
  Other expense                                                                 317,870                     74,947
                                                                            -----------                 ----------
     Total noninterest expenses                                               1,899,720                    533,238

Loss before federal income tax                                                  (77,110)                  (525,208)

Federal income tax                                                                    0                          0
                                                                            -----------                 ----------

Net loss                                                                     $ ( 77,110)                $ (525,208)
                                                                            ===========                 ==========

Basic and diluted loss per share                                                   (.03)                      (.56)

Average shares outstanding                                                    2,435,125                    940,125

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           Three Month Periods Ended March 31, 1999 and March 31, 1998
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                     Three Months          Three Months
                                                                                        ended                  ended
                                                                                     March 31, 1999       March 31, 1998
                                                                                       (Unaudited)          (Unaudited)
Cash flows from operating activities
   Net loss                                                                          $  (77,110)          $ (525,208)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization                                                    137,209               25,273
       Provision for loan losses                                                        450,000              200,500
       Net change in
            Organizational costs                                                              -                5,512
            Accrued interest receivable and other assets                                (75,524)            (355,601)
            Accrued expenses and other liabilities                                      143,520              131,477
                                                                                     ----------          -----------
                 Net cash from operating activities                                     578,095             (518,047)
                                                                                     ----------          -----------


Purchase of Cash flows from investing activities
   Net increase in loans                                                            (39,238,031)         (13,365,057)
   Purchase of Federal Home Loan Bank Stock                                          (1,216,900)                   -
   Purchases of Securities available for sale                                        (4,000,000)         (14,000,000)
   Proceeds from Maturities and calls of securities available for sale               15,000,000            2,000,000
   Purchases of Premises and equipment                                                 (703,479)            (782,087)
                                                                                    -----------          -----------

       Net cash from investing activities                                           (30,158,410)         (26,147,144)

Cash flows from financing activities
   Net increase in deposits                                                          23,234,652           24,171,635
   Net decrease in short term borrowings                                             (2,000,000)
   Net increase in Federal Home Loan Bank borrowings                                 10,000,000
       Net cash from financing activities                                            31,234,652           24,171,635
                                                                                     ----------          -----------

Net change in cash and cash equivalents                                               1,654,337           (2,493,556)

Cash and cash equivalents at beginning of period                                     17,953,177            7,415,120
                                                                                     ----------          -----------

Cash and cash equivalents at end of period                                          $19,607,514          $ 4,921,564
                                                                                    ===========          ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for interest                                       $ 1,775,073          $    87,005

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                 SHAREHOLDERS' EQUITY Three Month Periods Ended
                        March 31, 1999 and March 31, 1998
                                   (Unaudited)
--------------------------------------------------------------------------------

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
                                                    ==========     ============        ===========         ==========


                                                                                       Accumulated
                                                                                          Other               Total
                                                    Common          Retained          Comprehensive        Shareholders'
                                                    Stock            Deficit              Income              Equity
Balance, December 31, 1998                         $22,260,646     $(2,654,076)        $    4,818         $19,611,388

Net loss for three months ended
March 31, 1999 (unaudited)                                             (77,110)                               (77,110)

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities
     Other comprehensive income                                                           (53,448)            (53,448)

Comprehensive Income                                                                                         (130,558)
                                                   -----------     ------------         ----------        -----------
Balance, March 31, 1999                            $22,260,646     $(2,731,186)         $ (48,630)        $19,480,830
                                                   ===========     ============         ==========        ===========

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 5, 1999, containing financial statements for the year December 31, 1998.


NOTE 2 COMPUTATION OF EARNINGS PER SHARE

     Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.


NOTE 3 PRINCIPLES OF CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of Macatawa Bank Corporation (the "Company), and its wholly-owned subsidiary, Macatawa Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 4 INITIAL PUBLIC OFFERING AND SUBSEQUENT OFFERING

     The Company completed its initial public offering on April 7, 1998. The Company issued 1,495,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $14,123,378. Pursuant to a prospectus dated April 30, 1999, the Company is offering for sale up to 1,200,000 shares at a purchase price of $12.75 per share. The purpose of the offering is to strengthen the Company's capital position in anticipation of future growth.


NOTE 5 COMPARATIVE DATA

     The Company became the bank holding company for Macatawa Bank on February 23, 1998, when all of the Bank's outstanding common stock was converted into all of the outstanding stock of the Company and all of the Bank's shareholders became all of the Company's shareholders. The Bank had commenced its application process for regulatory approval on May 21, 1997, completed its initial sale of common stock on November 7, 1997, and opened for operations on November 25, 1997. The quarter ended March 31, 1998, was the Company's first full quarter of operations and therefore differs substantially from the financial results for the quarter ended March 31, 1999.

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale

                                                                         Gross            Gross
                                                     Amortized       Unrealized         Unrealized          Fair
                                                       Cost            Gains             Losses             Values
March 31, 1999 (Unaudited)
   Other Equity Securities                         $ 1,216,900       $       0          $       0        $ 1,216,900
   U.S. Treasury securities and
     obligations of U.S. Government
     corporation and agencies                       16,000,000               0          $ (73,682)        15,926,318
                                                   -----------       ---------          ----------       -----------

       Total Securities                            $17,216,900       $       0          $ (73,682)       $17,143,218
                                                   ===========       =========          ==========       ===========
December 31, 1998
   U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                     $27,000,000       $  35,700          $ (28,400)       $27,007,300
                                                   ===========       =========          ==========       ===========

Contractual maturities of debt securities at March 31, 1999, were as follows. No held-to-maturity securities existed at March 31, 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                Available-for-Sale Securities
                                                                                 Amortized            Fair
                                                                                   Cost              Values
     Due from 1999 to 2002                                                      $ 10,000,000        $9,958,728
     Due from 2003 to 2007                                                         6,000,000         5,967,590
     No maturity                                                                $  1,216,900        $1,216,900
                                                                                ------------        ----------
         Total                                                                  $ 17,216,900       $17,143,218
                                                                                ============       ===========


--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1998

--------------------------------------------------------------------------------


NOTE 7 - LOANS

Loans are as follows:

                                                                   March 31,         December 31,
                                                                     1999                1998
                                                                  (Unaudited)
     Commercial                                                  $124,952,245       $95,669,151
     Mortgage                                                      27,469,671        22,528,687
     Consumer                                                      24,698,375        19,684,422
                                                                 ------------      ------------
                                                                  177,120,291       137,882,260
     Allowance for loan losses                                     (2,480,000)       (2,030,000)
                                                                 ------------      ------------
                                                                 $174,640,291      $135,852,260
                                                                 ============      ============

Activity in the allowance for loan losses is as follows:

                                                                     Three               Three
                                                                     months              months
                                                                     ended               ended
                                                                    March 31,           March 31
                                                                      1999               1998
                                                                   (Unaudited)
     Balance at beginning of period                               $2,030,000          $    7,500
       Provision charged to operating expense                        450,000             200,500
                                                                  ----------          ----------

     Balance at end of period                                     $2,480,000          $  208,000
                                                                  ==========          ==========


--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 1998 (unaudited) and December 31, 1998

--------------------------------------------------------------------------------

NOTE 8 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                                                  March 31,          December 31
                                                                                    1999                1998
Land                                                                            $  1,377,184         $1,177,184
Building and improvements                                                          3,814,733          3,661,701
Furniture and equipment                                                            2,913,054          2,553,229
                                                                                ------------        -----------
                                                                                   8,104,971          7,392,114
Less accumulated depreciation                                                        412,946            266,359
                                                                                ------------        -----------
                                                                                 $ 7,692,025         $7,125,755
                                                                                ============        ===========

NOTE 9 - DEPOSITS

Deposits are summarized as follows:

                                                                                  March 31,         December 31,
                                                                                   1999                1998
   Noninterest-bearing demand deposit accounts                                   $19,457,256      $ 18,517,550
   Money market accounts                                                          80,333,043        71,091,206
   NOW and Super NOW accounts                                                     23,605,995        22,425,439
   Savings accounts                                                                5,207,170         5,812,028
   Certificates of deposit                                                        61,629,863        49,142,452
                                                                                ------------      ------------
                                                                                 190,233,327      $166,988,675
                                                                                ============      ============

NOTE 10 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank was approved in the first quarter to be a member of the Federal Home Loan Bank of Indianapolis. As a result, the Bank now has availability to Federal Home Loan Bank advances as an additional funding resource. On March 31, 1999, the Bank utilized this resource and borrowed $10,000,000 as follows:

                                                                                March 31,           December 31,
                                                                                  1999                 1998
   Maturity Date                    Interest Rate
   April 1, 2002                    5.63% (fixed)                               $ 3,000,000         $        -
   March 31, 2003                   5.77% (fixed)                                 3,000,000                  -
   March 30, 2004                   5.84% (fixed)                                 4,000,000                  -
                                                                                -----------         ----------
                                                                                $10,000,000         $        -
                                                                                ===========         ==========

Each advance is payable in full at its respective maturity date. These advances were required to be collateralized by at least $16,000,000 of the Bank's first mortgage loans under a blanket loan arrangement at March 31, 1999.

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

     The Company has experienced rapid and substantial growth since opening in November 1997 as total assets increased from $10,722,193 at December 31, 1997, to $220,448,753 at March 31, 1999. At December 31, 1998, the Bank had a total of eight branch banking offices and two service facilities. The Company also completed an underwritten initial public offering of common stock on April 7, 1998. By a prospectus dated April 30, 1999, the Company is offering to its shareholders up to 1,200,000 shares of common stock at a purchase price of $12.75 per share. Although management believes the Company will continue to grow in 1999, the rate of increase is not expected to be as rapid as it was in 1998.

     The Bank established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of March 31, 1999, had assets of approximately $47.1 million.

Financial Condition

     Total assets of the Company increased by $31,220,080 to $220,448,753 at March 31, 1999, from $189,228,673 at December 31, 1998. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits and then lending and otherwise investing these funds. The first quarter of 1999 was the Company's fifth full quarter of operations, and the number of deposit accounts increased from approximately 14,000 at December 31, 1998, to approximately 17,115 deposit accounts at March 31, 1999. Management attributes the strong growth in deposits to quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of branches. The Company anticipates that the Bank's assets will continue to increase during 1999, which will be the Bank's second full year of operations. However, management does not believe that the rate of increase will be as rapid as it was during 1998.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $1,654,337 to $19,607,514 at December 31,1998, from $17,953,177 at December 31, 1998. The increase is primarily the result of deposit growth since December 31, 1998.

     Securities available for sale decreased $9,864,082 to $17,143,218 at March 31, 1999 from $27,007,300 at December 31, 1998. The decrease is the result of called securities.

     Total loans increased $39,238,031 to $177,120,291 at March 31, 1999 from $137,882,260 at December 31, 1998. While management believes that total loans will continue to increase, the rate of increase in the future will be substantially less than the rate of increase during the Company's first full year of operations.

     The allowance for loan losses as of March 31, 1999, was $2,480,000 representing approximately 1.4% of gross loans outstanding, compared to $2,030,000 at December 31, 1998. Macatawa Bank has not experienced any material credit losses as of March 31, 1999.

     Bank premises and equipment increased to $7,692,025 at March 31, 1999 from $7,125,755 at December 31, 1997. The increase resulted from the purchase of furniture and equipment.

     Deposits increased to $190,233,327 at March 31, 1999, from $166,988,675 at December 31, 1998. This was primarily as a result of deposits being obtained from new customers of the Bank.

Results of Operations

     A line by line comparison of results of operations for the three month periods ended March 31, 1999, and March 31, 1998 is not provided.

     The net loss for the three months ended March 31, 1999, was $77,110. As of March 31, 1999, the Company had a retained deficit of $2,731,186, and as of December 31, 1998, the Company had a retained deficit of $2,654,076. The retained deficit and net losses are primarily the result of provisions for loan losses which totaled $2,480,000 at March 31, 1999. Wages paid to employees and fees and expenses incurred in forming the Company and applying for regulatory approval for the Bank's existing and proposed branches also contributed to the retained deficit and net losses. Management believes that the Company will realize a modest profit for 1999. Earnings will continue to be curtailed for much of 1999 as a result of additional loan loss reserves, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1997 and 1998 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income for the three months ended March 31, 1999 was $3,635,152, related to interest income on securities, loans, and interest earning deposits. Interest expense was $1,751,687 for the three months ended March 31, 1999, related to interest incurred on interest bearing deposits.

     The Company had an allowance for loan losses of approximately 1.4% of total loans at March 31, 1999. The provision for loan losses for the three months ended March 31, 1999 was $450,000. This amount was provided as a result of the increase in the total loan portfolio. Management considered it prudent during the first year of operations to provide for loan losses at a relatively high percentage of total loans to be consistent with the loss inherent in similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience. This may reduce its loan loss reserve as a percentage of total loans in the future.

     Non-interest income for the three months ended March 31, 1999, was $389,145, consisting primarily of gain on sales of loans. These loans consisted primarily of conforming mortgage loans which were sold to the secondary market. Management believes this activity will continue to be a significant source of non-interest income in 1999. At the present time, the Bank is not servicing the loans it sells, but may consider doing so in the future. The Bank also recorded a modest amount of trust fee income in the first quarter. As trust assets grow, management believes that trust assets will be a significant source of non-interest income during 1999.

     The main components of non-interest expense were primarily salaries and benefits. Non-interest expense for the three months ended March 31, 1999, was $1,899,720. Other significant components of non-interest expense consisted of occupancy and equipment expenses, legal and accounting fees, marketing expenses, data processing and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital as a result of a private placement on behalf of the Bank to investors in November, 1997. The Company raised additional equity capital in its initial public offering completed April 7, 1998, which resulted in net proceeds of $14,123,378. Given the rapid growth of the Bank, it is expected that additional equity capital will be required during 1999. The Company has filed a Registration Statement with the Securities and Exchange Commission to register and offer to the Company's shareholders up to 1,200,000 shares of Common Stock for a purchase price of $12.75 per share. The common stock is being offered exclusively to shareholders of the Company as of April 9, 1999. Shareholders are entitled to purchase one share for each two shares of Common Stock they owned on April 9, 1999. Shareholders must exercise their right to purchase by June 4, 1999. There can be no assurance as to the total dollar amount of subscriptions that will be received as a result of this offering.

     As a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% at the end of the third year of its operations. At March 31, 1999, the Bank's Tier 1 Capital as a percent of total assets was 8.43%. The Company has approximately $1 million in additional capital which it could contribute to the Bank's capital if necessary.

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

None.


Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b) Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.



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


DATE:    May 12, 1999