Form 10QSB
period 1999-06-30
MACATAWA BANK CORP
filed 1999-08-13
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number: 000-25927

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

                                   -----------


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___   No ________

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,588,565 shares of the Company's Common Stock (no par value) were outstanding as of August 6, 1999.

Transitional Small Business Disclosure Format (check one):  Yes _____  No __X__

                                      INDEX


                                                                            Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  Condensed Consolidated Financial Statements                  3
                  Notes to Condensed Consolidated Financial Statements         7

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11

Part II.          Other Information

                  Item 1.
                  Legal Proceedings                                           15

                  Item 2.
                  Changes in Securities and Use of Proceeds                   15

                  Item 3.
                  Defaults Upon Senior Securities                             15

                  Item 4.
                  Submission of Matters to a Vote of Security Holders         15

                  Item 5.
                  Other Information                                           15

                  Item 6.
                  Exhibits and Reports on Form 8-K                            15


Signatures                                                                    16

Part I   Financial Information

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              As of June 30, 1999 (unaudited) and December 31, 1998

________________________________________________________________________________

                                                                   June 30,            December 31,
                                                                     1999                 1998
                                                               ---------------        -------------
                                                                 (Unaudited)
ASSETS
   Cash and due from banks                                     $  12,686,062         $ 11,453,177
   Federal funds sold                                              9,000,000                   --
   Short-term investments                                                 --            6,500,000
                                                                ------------         ------------
     Cash and cash equivalents                                    21,686,062           17,953,177

   Securities available for sale, at fair value                   21,955,810           27,007,300

   Total loans                                                   217,538,862          137,882,260
   Allowance for loan losses                                      (3,024,493)          (2,030,000)
                                                                ------------         ------------
                                                                 214,514,369          135,852,260

   Premises and equipment - net                                    8,479,297            7,125,755
   Accrued interest receivable                                     1,382,217            1,226,199
   Other assets                                                      213,735               63,982
                                                                ------------         ------------
     Total Assets                                               $268,231,490         $189,228,673
                                                                ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                        $ 26,539,550          $18,517,550
     Interest-bearing                                            191,003,283          148,471,125
                                                                ------------         ------------
       Total                                                     217,542,833          166,988,675
    Federal funds purchased                                               --            2,000,000
Federal Home Loan Bank Borrowings                                 16,000,000                   --
Accrued expenses and other liabilities                               713,735              628,610
                                                                ------------         ------------
       Total liabilities                                         234,256,568          169,617,285

Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common stock, no par value, 9,500,000 shares
     authorized; 3,588,565 and 2,435,125 shares issued
     and outstanding as of June 30, 1999 and
     December 31, 1998, respectively                              36,897,077           22,260,646
   Retained deficit                                               (2,687,070)          (2,654,076)
   Net unrealized appreciation (depreciation) on securities
     available for sale, net of tax                                 (235,085)               4,818
                                                                ------------         ------------
       Total shareholders' equity                                 33,974,922           19,611,388
                                                                ------------         ------------

            Total liabilities and shareholders' equity          $268,231,490         $189,228,673
                                                                ============         ============

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            Three Month Periods Ended June 30, 1999 and June 30, 1998
             Six Month Periods Ended June 30, 1999 and June 30, 1998
                                   (unaudited)
________________________________________________________________________________

                                     Three Months          Three Months          Six Months         Six Months
                                        ended                 ended                ended               ended
                                     June 30, 1999         June 30, 1998        June 30, 1999      June 30, 1998
                                     -------------         -------------        -------------      -------------
                                      (unaudited)           (unaudited)          (unaudited)        (unaudited)
Interest Income
   Loans, including fees             $ 4,289,772           $  808,846           $ 7,568,141          $   954,357
   Investments                           373,450              365,224               730,233              563,185
                                     -----------           ----------           -----------            ---------
     Total interest income             4,663,222            1,174,070             8,298,374            1,517,542

Interest expense
   Deposits                            2,010,155              446,763             3,759,357              585,107
   Other                                 181,751                  962               184,236                1,001
                                       ---------              -------           -----------            ---------
     Total interest expense            2,191,906              447,725             3,943,593              586,108

Net interest income                    2,471,316              726,345             4,354,781              931,434

Provision for loan losses               (545,000)            (702,000)             (995,000)            (902,500)

Net interest income after
provision for loan losses              1,926,316               24,345             3,359,781               28,934

Noninterest income                       362,580               68,272               751,725               71,713

Noninterest expense
  Salaries and benefits                1,246,298              616,611             2,347,455              909,009
  Occupancy expense of premises          183,790               60,999               342,180               90,294
  Furniture and equipment expense        160,324               45,895               299,281               75,259
  Legal and professional fees             35,624               39,122                68,489               73,686
  Advertising                             74,704               38,707               115,128               65,322
  Data Processing                         44,455               14,806                86,841               26,287
  Shareholder Services                    63,399                    0                69,779                    0
  Supplies                                81,996               51,514               149,667               75,988
  Other expense                          354,190              146,214               665,680              231,261
                                       ---------            ---------           -----------            ---------
     Total noninterest expenses        2,244,780            1,013,868             4,144,500            1,547,106

Loss before federal income tax            44,116             (921,251)              (32,994)          (1,446,459)

Federal income tax                             0                    0                     0                    0
                                       ---------             --------           -----------           ----------
Net income/(loss)                      $  44,116           $ (921,251)          $   (32,994)       $  (1,446,459)
                                       =========           ==========           ===========        =============
Basic and diluted
   income/(loss) per share                   .02                 (.39)                 (.01)               (1.26)

Average shares outstanding             2,480,621            2,336,554             2,607,170            1,148,553

________________________________________________________________________________

     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             Six Month Periods Ended June 30, 1999 and June 30, 1998
                                   (unaudited)
________________________________________________________________________________

                                                                                  Six Months          Six Months
                                                                                     ended              ended
                                                                                 June 30, 1999       June 30, 1998
                                                                                 -------------       -------------
                                                                                  (Unaudited)         (Unaudited)
Cash flows from operating activities
   Net loss                                                                     $  (32,994)         $ (1,446,459)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization                                               314,042                79,681
       Provision for loan losses                                                   995,000               902,500
       Net change in
            Accrued interest receivable and other assets                          (305,771)           (1,014,001)
            Accrued expenses and other liabilities                                 208,712               210,980
                                                                                ----------          ------------
                 Net cash from operating activities                              1,178,989            (1,267,299)

Purchase of Cash flows from investing activities
   Net increase in loans                                                       (79,657,109)          (59,876,856)
   Purchase of Federal Home Loan Bank Stock                                     (2,312,000)                    -
   Purchases of Securities available for sale                                   (8,000,000)          (16,000,000)
   Proceeds from Maturities and calls of securities available for sale          15,000,000             2,000,000
   Purchases of Premises and equipment                                          (1,667,584)           (1,900,063)
            Net cash from investing activities                                 (76,636,693)          (75,776,919)
                                                                                ----------          ------------

Cash flows from financing activities
   Net increase in deposits                                                     50,554,158            59,908,714
   Net decrease in short term borrowings                                        (2,000,000)                    -
   Proceeds from Federal Home Loan Bank borrowings                              16,000,000                     -
   Proceeds from sale of stock                                                  14,636,431            14,153,895
                                                                                ----------          ------------
       Net cash from financing activities                                       79,190,589            74,062,609

Net change in cash and cash equivalents                                          3,732,885            (2,981,609)

Cash and cash equivalents at beginning of period                                17,953,177             7,415,120
                                                                                ----------          ------------

Cash and cash equivalents at end of period                                     $21,686,062          $  4,433,511
                                                                               ===========          ============

Supplemental disclosures of cash flow information
     Cash paid during the period for interest                                  $ 3,767,331          $    430,961

________________________________________________________________________________

     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Six Month Periods Ended June 30, 1999 (Unaudited) and June 30, 1998

________________________________________________________________________________

                                                                                             Accumulated
                                                                                                Other              Total
                                           Common        Proceeds from       Retained       Comprehensive       Shareholders'
                                           Stock         Sale of Stock       Deficit            Income            Equity
                                         ---------       -------------       --------       --------------      ------------
Balance, December 31, 1997              $ 8,137,268                         $  (165,525)       $     264       $  7,972,007

Proceeds from sale of stock                               14,153,895                                             14,153,895

Net loss for six months ended
June 30, 1998 (unaudited)                                                    (1,446,459)                         (1,446,459)

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                                         (19,684)           (19,684)
                                                                                                                -----------
     Other comprehensive income

Comprehensive Income                                                                                             (1,466,143)
                                        -----------     ------------       -------------      -----------      ------------
Balance, June 30, 1998                  $ 8,137,268     $ 14,153,895       $ (1,611,984)      $  (19,420)      $ 20,659,759
                                        ===========     ============       =============      ===========      ============





                                                                                            Accumulated
                                                                                               Other              Total
                                         Common         Proceeds from       Retained       Comprehensive      Shareholders'
                                          Stock         Sale of Stock       Deficit            Income             Equity
                                        --------        -------------       ---------      -------------      -------------
Balance, December 31, 1998             $ 22,260,646                        $ (2,654,076)      $    4,818      $  19,611,388

Proceeds from sale of Stock                               14,636,431                                          $  14,636,431

Net loss for six months ended
June 30, 1999 (unaudited)                                                       (32,994)                            (32,994)

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities
     Other comprehensive income                                                                 (239,903)          (239,903)
                                                                                                                 ----------

Comprehensive Income                                                                                               (272,897)

Balance, June 30, 1999                 $ 22,260,646    $  14,636,431       $ (2,687,070)      $ (235,085)      $ 33,974,922
                                       ============    =============       =============      ===========      ============

________________________________________________________________________________

     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 5, 1999, containing financial statements for the year December 31, 1998.


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


NOTE 4 INITIAL PUBLIC OFFERING AND SUBSEQUENT OFFERING

     The Company completed its initial public offering on April 7, 1998. The Company issued 1,495,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $14,123,378. Pursuant to a prospectus dated April 30, 1999, the Company offered for sale up to 1,200,000 shares to it's existing shareholders at a purchase price of $12.75 per share. The purpose of the offering was to strengthen the Company's capital position in anticipation of future growth. The Company issued 1,153,440 shares in the offering, resulting in net proceeds of $14,636,431, subject to further adjustment based upon the final actual expenses incurred.


NOTE 5 COMPARATIVE DATA

     The Company became the bank holding company for Macatawa Bank on February 23, 1998, when all of the Bank's outstanding common stock was converted into all of the outstanding stock of the Company and all of the Bank's shareholders became all of the Company's shareholders. The Bank had commenced its application process for regulatory approval on May 21, 1997, completed its initial sale of common stock on November 7, 1997, and opened for operations on November 25, 1997. The Company's first full year of operation was 1998 and therefore the financial results for the period ended June 30, 1998 differs substantially from the financial results for the period ended June 30, 1999.

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________

NOTE 6 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale

                                                                      Gross            Gross
                                                    Amortized       Unrealized       Unrealized           Fair
                                                       Cost           Gains            Losses             Values
                                                    ---------       ----------       ----------          --------
June 30, 1999 (Unaudited)
     U.S. Treasury securities and                  $20,000,000      $        0       $ (356,190)         $19,643,810
       obligations of U.S. Government
       corporation and agencies
     FHLB                                            2,312,000               0                0            2,312,000
                                                   -----------      ----------       ----------          -----------

       Total Securities                            $22,312,000      $        0       $ (356,190)         $21,955,810
                                                   ===========      ==========       ===========         ===========

December 31, 1998
   U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                     $27,000,000      $   35,700       $  (28,400)         $27,007,300
                                                   ===========      ==========       ===========         ===========

Contractual maturities of debt securities at June 30, 1999, were as follows. No held-to-maturity securities existed at June 30, 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Available-for-Sale Securities
                                                                                -------------------------------
                                                                                  Amortized            Fair
                                                                                    Cost              Values
                                                                                 -----------         --------
     Due from 1999 to 2002                                                       $12,000,000       $11,826,420
     Due from 2003 to 2007                                                         8,000,000         7,817,390
     No maturity                                                                $  2,312,000        $2,312,000
                                                                                ------------        ----------
         Total                                                                   $22,312,000       $21,955,810
                                                                                 ===========       ===========

________________________________________________________________________________

                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1999 (unaudited) and December 31, 1998

________________________________________________________________________________


NOTE 7 - LOANS

Loans are as follows:

                                                                                   June 30,         December 31,
                                                                                     1999               1998
                                                                                ------------        -----------
                                                                                (Unaudited)         (Unaudited)
     Commercial                                                                 $153,041,401        $ 95,669,151
     Mortgage                                                                     33,666,129          22,528,687
     Consumer                                                                     30,831,332          19,684,422
                                                                                ------------       -------------
                                                                                 217,538,862         137,882,260
     Allowance for loan losses                                                    (3,024,493)         (2,030,000)
                                                                                ------------       -------------
                                                                                $214,514,369       $ 135,852,260
                                                                                ============       =============

Activity in the allowance for loan losses is as follows:

                                                                                    Six                  Six
                                                                                   months               months
                                                                                   ended                ended
                                                                                  June 30,             June 30
                                                                                    1999                1998
                                                                                  --------            --------
                                                                                 (Unaudited)         (Unaudited)
     Balance at beginning of period                                               $2,030,000         $    7,500
       Provision charged to operating expense                                        995,000            902,500
       Charge Offs                                                                      (507)                 -
                                                                                  ----------         ----------
     Balance at end of period                                                     $3,024,493         $  910,000
                                                                                  ==========         ==========

________________________________________________________________________________

                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1999 (unaudited) and December 31, 1998

________________________________________________________________________________

NOTE 8 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                                                  June 30           December 31
                                                                                   1999                1998
                                                                                 --------           ----------
Land                                                                            $  1,377,184        $1,177,184
Building and improvements                                                          4,100,402         3,661,701
Furniture and equipment                                                            3,583,204         2,553,229
                                                                                ------------       -----------
                                                                                   9,060,790         7,392,114
Less accumulated depreciation                                                        581,493           266,359
                                                                                ------------       -----------
                                                                                 $ 8,479,297        $7,125,755
                                                                                ============       ===========

NOTE 9 - DEPOSITS

Deposits are summarized as follows:

                                                                                   June 30          December 31
                                                                                    1999                1998
                                                                                ------------        -----------
   Noninterest-bearing demand deposit accounts                                  $ 26,539,550       $ 18,517,550
   Money market accounts                                                          85,518,386         71,091,206
   NOW and Super NOW accounts                                                     27,562,733         22,425,439
   Savings accounts                                                                6,675,591          5,812,028
   Certificates of deposit                                                        71,246,573         49,142,452
                                                                                ------------       ------------
                                                                                 217,542,833       $166,988,675
                                                                                ============       ============

NOTE 10 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank was approved in the first quarter to be a member of the Federal Home Loan Bank of Indianapolis. As a result, the Bank now has availability to Federal Home Loan Bank advances as an additional funding resource. On March 30, 1999, the Bank utilized this resource and borrowed $10,000,000 in fixed rate loans. The Bank borrowed an additional $6,000,000 on June 29, 1999 with a variable rate. Maturity dates and interest rates on these advances are as follows:

                                                                    June 30          December 31
                                                                     1999                1998
   Maturity Date                   Interest Rate                   --------          -----------
   -------------                   -------------
   June 29, 1999                  5.10% (initial rate)            $ 6,000,000                -
   April 1, 2002                  5.63% (fixed)                     3,000,000                -
   March 31, 2003                 5.77% (fixed)                     3,000,000                -
   March 30, 2004                 5.84% (fixed)                     4,000,000                -
                                                                  -----------        ---------
                                                                  $16,000,000                -
                                                                  ===========        =========

Each advance is payable in full at its respective maturity date. These advances were required to be collateralized by at least $26,000,000 of the Bank's first mortgage loans under a blanket loan arrangement at June 30, 1999.

________________________________________________________________________________

                                   (Continued)

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Macatawa Bank Corporation (the "Company") is a Michigan corporation and is the bank holding company for Macatawa Bank (the "Bank"). The Bank commenced operations on November 25, 1997. The Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial and consumer banking services, primarily in the communities of Holland and Zeeland, Michigan, as well as the surrounding market area primarily located i Ottawa County, Michigan.

     The Company's initial plan of operation in November 1997 was to establish its management team within the first few months of its operations. Management believes that it has been successful in establishing a very experienced and capable management team which can administer the Company's growth.

     The Company has experienced rapid and substantial growth since opening in November 1997 as total assets increased from $10,722,193 at December 31, 1997, to $268,231,490 at June 30, 1999. At December 31, 1998, the Bank had a total of eight branch banking offices and two service facilities. The Company also completed an underwritten initial public offering of common stock on April 7, 1998. By a prospectus dated April 30, 1999, the Company offered to its shareholders up to 1,200,000 shares of common stock at a purchase price of $12.75 per share. Although management believes the Company will continue to grow in 1999, the rate of increase is not expected to be as rapid as it was in 1998.

     The Bank established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of June 30, 1999, had assets of approximately $123 million.

Financial Condition

     Total assets of the Company increased by $79,001,542 to $268,231,490 at June 30, 1999, from $189,228,673 at December 31, 1998. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits and then lending and otherwise investing these funds. The second quarter of 1999 was the Company's sixth full quarter of operations, and the number of deposit accounts increased from approximately 14,000 at December 31, 1998, to approximately 20,000 deposit accounts at June 30, 1999. Management attributes the strong growth in deposits to quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of branches. The Company anticipates that the Bank's assets will continue to increase during 1999, which will be the Bank's second full year of operations. However, management does not believe that the rate of increase will be as rapid as it was during 1998.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $3,732,885 to $21,686,062 at June 30,1999, from
$17,953,177 at December 31, 1998. The increase is primarily the result of deposit growth since December 31, 1998.

     Securities available for sale decreased $5,051,490 to $21,955,810 at June 30, 1999 from $27,007,300 at December 31, 1998. The decrease is the result of called securities.

     Total loans increased $79,656,602 to $217,538,862 at June 30, 1999 from $137,882,260 at December 31, 1998. While management believes that total loans will continue to increase, the rate of increase in the future will be substantially less than the rate of increase during the Company's first full year of operations.

     The  allowance  for  loan  losses  as of  June  30,  1999,  was  $3,024,493 representing approximately 1.39% of gross loans outstanding, compared to $2,030,000 at December 31, 1998. Macatawa Bank has not experienced any material credit losses as of June 30, 1999.

     Bank premises and equipment increased to $8,479,297 at June 30, 1999 from $7,125,755 at December 31, 1998. The increase resulted primarily from the purchase of furniture and equipment.

     Deposits  increased to $217,542,833 at June 30, 1999, from  $166,988,675 at
December 31, 1998. This was primarily as a result of deposits being obtained from new customers of the Bank.

Results of Operations

     Management believes that the Company will realize a modest profit for 1999. Earnings will continue to be curtailed for much of 1999 as a result of additional loan loss reserves, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1997, 1998 and 1999 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income for the three months ended June 30, 1999 in the amount of $4,663,222, related to interest income on securities, loans, and interest earning deposits. Interest expense was $2,191,906 for the three months ended June 30, 1999, and was related to interest incurred on interest bearing deposits and FHLB borrowings.

     The Company had an allowance for loan losses of approximately 1.39% of total loans at June 30, 1999. The provision for loan losses for the three months ended June 30, 1999 was $545,000. This amount was provided as a result of the increase in the total loan portfolio. Management considers it prudent during the first years of operations to provide for loan losses at a relatively high percentage of total loans to be consistent with the loss inherent in similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience. This may reduce its loan loss reserve as a percentage of total loans in the future.

     Non-interest income for the three months ended June 30, 1999, was $362,580, consisting primarily of gain on sales of loans. These loans consisted primarily of conforming mortgage loans which were sold to the secondary market. Management believes this activity will continue to be a significant source of non-interest income in 1999. At the present time, the Bank is not servicing the loans it sells, but may consider doing so in the future. The Bank also recorded a modest amount of trust fee income in the second quarter. As trust assets grow, management believes that trust assets will be a significant source of non-interest income during 1999.

     The main components of non-interest expense were primarily salaries and benefits. Non-interest expense for the three months ended June 30, 1999, was $2,244,780. Other significant components of non-interest expense consisted of occupancy and equipment expenses, legal and accounting fees, marketing expenses, data processing, shareholder services and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital as a result of a private placement on behalf of the Bank to investors in November, 1997. The Company raised additional equity capital in its initial public offering completed April 7, 1998, which resulted in net proceeds of $14,123,378. As a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% at the end of the third year of its operations. At March 31, 1999 the Bank's Tier 1 Capital as a percent of total assets was 8.43% Due to the rapid growth of the Bank, additional equity capital was required. The Company filed a Registration Statement with the Securities and Exchange Commission to register and offer to the Company's shareholders up to 1,200,000 shares of Common Stock for a purchase price of $12.75 per share. The common stock was offered exclusively to shareholders of the Company as of April 9, 1999. Shareholders were entitled to purchase one share for each two shares of Common Stock they owned on April 9, 1999. The rights offering was completed on June 4, 1999 and resulted in additional equity capital to the company in the amount of $14,636,431. The Company added $10,000,000 from the proceeds of the offering to the Bank's capital. At June 30, 1999, the Bank's Tier 1 Capital as a percent of total assets was 10.83%. The Company has approximately $5 million in additional capital which it could contribute to the Bank's capital if necessary.

     The Company's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold, borrowings from the Federal Home Loan Bank, and the issuance of common stock.

     Asset liability management aids the Company in maintaining liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interes income through periods of changing interest rates.

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

     The Company completed its Year 2000 assessment and made any necessary remediation by June 30, 1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant.

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

Recent Regulatory Developments

     Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may" or similar expressions. The presentation and discussion of the provision and allowance for loan losses, statements concerning future profitability or future growth or increases, and the Year 2000 readiness discussion are examples of inherently forward looking statements in that they involve judgements and statements of belief as to the outcome of future events. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

None.


Item 2.   Changes in Securities and Use of Proceeds.

None.


Item 3.   Defaults Upon Senior Securities.

None.


Item 4.   Submission of Matters to a Vote of Securities Holders.

          (a) The annual meeting of shareholders of the Corporation was held on April 15, 1999 ("Annual Meeting")

          (b) The following directors were elected at the Annual Meeting for terms expiring in 2002: Robert E. Den Herder, James L. Jurries and Philip J. Koning. Other directors whose terms continued after the meeting are as follows: James J. Batts, G. Thomas Boylan, Wayne J. Elhart and Benjamin A. Smith III, whose terms expire in 2000; and Jessie F. Dalman, John F. Koetje and Brian J. Hansen, whose terms expire in 2001.

          (c) At the Annual Meeting, three directors were elected for terms expiring in 2002 and shareholders approved an amendment to the Stock Compensation Plan increasing the maximum number of shares available under the Plan from 100,000 to 200,000.

               The vote was as follows:

-----------------------------------------------------------------------------------------------------------------------
                                              FOR                        AGAINST                      ABSTAIN
                                                                                            (Including Broker Nonvotes)
-----------------------------------------------------------------------------------------------------------------------
Director Nominees:
-----------------------------------------------------------------------------------------------------------------------
     Robert  E. Den Herder                 1,946,366                        920                        60,430
-----------------------------------------------------------------------------------------------------------------------
     James L. Jurries                      1,946,836                        450                        60,430
-----------------------------------------------------------------------------------------------------------------------
     Philip J. Koning                      1,947,026                        260                        60,430
-----------------------------------------------------------------------------------------------------------------------
Amendment to Stock
Compensation Plan                          1,877,830                     54,303                       75,583
-----------------------------------------------------------------------------------------------------------------------

Item 5.   Other Information.

None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits -

               27     Financial Data Schedule
                      (EDGAR version only)

          (b)  Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.



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

DATE:    August 11, 1999

                                       16
::ODMA\PCDOCS\GRR\290618\2