Form 10QSB
period 1999-09-30
MACATAWA BANK CORP
filed 1999-11-12
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                   -----------


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _______

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,588,565 shares of the Company's Common Stock (no par value) were outstanding as of November 8, 1999.

Transitional Small Business Disclosure Format (check one):  Yes _____  No __X__

                                      INDEX




                                                                          Page
                                                                       Number(s)
                                                                       ---------
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

Part I   Financial Information

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           As of September 30, 1999 (unaudited) and December 31, 1998
--------------------------------------------------------------------------------

                                                                                   September 30,         December 31,
                                                                                      1999                   1998
                                                                                 ---------------        --------------
                                                                                   (Unaudited)
ASSETS
   Cash and due from banks                                                       $  16,236,405           $  11,453,177
   Federal funds sold                                                                       --                      --
   Short-term investments                                                                   --               6,500,000
                                                                                 -------------           -------------
     Cash and cash equivalents                                                      16,236,405              17,953,177

   Securities available for sale, at fair value                                     23,799,160              27,007,300
   Other securities                                                                  2,312,000                      --

   Total loans                                                                     252,075,971             137,882,260
   Allowance for loan losses                                                        (3,525,779)             (2,030,000)
                                                                                 -------------           -------------
                                                                                   248,550,192             135,852,260

   Premises and equipment - net                                                      9,160,016               7,125,755
   Accrued interest receivable                                                       1,594,683               1,226,199
   Other assets                                                                        422,475                  63,982
                                                                                 -------------           -------------
     Total Assets                                                                 $302,074,931            $189,228,673
                                                                                  ============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                                          $ 27,584,998             $18,517,550
     Interest-bearing                                                              215,670,159             148,471,125
                                                                                   -----------           -------------
       Total                                                                       243,255,157             166,988,675
    Federal funds purchased                                                          3,500,000               2,000,000
Federal Home Loan Bank Borrowings                                                   20,000,000                      --
Accrued expenses and other liabilities                                               1,086,700                 628,610
                                                                                 -------------           -------------
       Total liabilities                                                           267,841,857             169,617,285

Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common stock, no par value, 9,500,000 shares authorized; 3,588,565 and
     2,435,125 shares issued and outstanding as of September 30, 1999 and
     December 31, 1998, respectively                                                36,882,916              22,260,646
   Retained deficit                                                                 (2,385,898)             (2,654,076)
   Net unrealized appreciation (depreciation) on securities
     available for sale, net of tax                                                   (263,944)                  4,818
                                                                                  ------------           -------------
       Total shareholders' equity                                                   34,233,074              19,611,388
                                                                                    ----------           -------------
            Total liabilities and shareholders' equity                            $302,074,931            $189,228,673
                                                                                  ============           =============

--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       Three Month Periods Ended September 30, 1999 and September 30, 1998
       Nine Month Periods Ended September 30, 1999 and September 30, 1998
                                   (unaudited)
--------------------------------------------------------------------------------

                                       Three Months          Three Months          Nine Months          Nine Months
                                          ended                 ended                ended                 ended
                                     September 30, 1999    September 30, 1998   September 30, 1999   September 30, 1998
                                     ------------------    ------------------   ------------------   ------------------
                                        (unaudited)           (unaudited)          (unaudited)           (unaudited)
Interest Income
   Loans, including fees               $5,020,299            $1,776,575        $12,588,440                2,730,932
   Investments                            455,142               424,631          1,185,375                  987,816
                                          -------               -------          ---------                  -------
     Total interest income              5,475,441             2,201,206         13,773,815                3,718,748

Interest expense
   Deposits                             2,325,063             1,054,017          6,084,420                1,639,124
   Other                                  224,727                     0            408,963                    1,001
                                       ----------              --------         ----------                 -------
     Total interest expense             2,549,790             1,054,017          6,493,383                1,640,125

Net interest income                     2,925,651             1,147,189          7,280,432                2,078,623

Provision for loan losses                (505,000)             (620,000)        (1,500,000)              (1,522,500)

Net interest income after
provision for loan losses               2,420,651               527,189          5,780,432                  556,123

Noninterest income                        367,832               220,537          1,119,557                  292,250

Noninterest expense
  Salaries and benefits                 1,450,136               778,793          3,797,591                1,687,802
  Occupancy expense of premises           232,483                93,385            574,663                  183,679
  Furniture and equipment expense         232,391                76,543            531,672                  151,802
  Legal and professional fees              33,405                59,654            101,894                  133,340
  Advertising                              68,308                66,535            183,436                  131,857
  Data Processing                          54,981                24,980            141,822                   51,267
  Shareholder Services                      2,889                     0             72,668                        0
  Supplies                                 93,475                69,306            243,142                  145,294
  Other expense                           319,244               232,358            984,923                  463,619
                                       ----------               -------            -------                  -------
     Total noninterest expenses         2,487,312             1,401,554          6,631,811                2,948,660

Income/(Loss) before federal income tax   301,171              (658,828)           268,178               (2,100,287)

Federal income tax                              0                     0                  0                        0
                                        ---------             ---------           --------                  -------

Net income/(loss)                       $ 301,171           $  (658,828)        $  268,178            $  (2,100,287)
                                        =========           ===========         ==========            =============

Basic and diluted income/(loss)
 per share                                    .08                  (.27)               .09                    (1.10)

Average shares outstanding              3,588,565             2,435,125          2,937,907                1,909,411

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       Nine Month Periods Ended September 30, 1999 and September 30, 1998
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                     Nine Months           Nine Months
                                                                                       ended                 ended
                                                                                  September 30, 1999    September 30, 1998
                                                                                  ------------------    ------------------
                                                                                     (Unaudited)          (Unaudited)
Cash flows from operating activities
   Net Income                                                                        $  268,178         $  (2,100,287)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization                                                    511,376               161,226

       Provision for loan losses                                                      1,500,000             1,522,500

       Net change in
            Accrued interest receivable and other assets                               (726,977)             (897,882)
            Accrued expenses and other liabilities                                      596,534               674,980
                                                                                     ----------           -----------
                 Net cash from operating activities                                   2,149,111               639,463


Purchase of Cash flows from investing activities
   Net increase in loans                                                           (114,197,932)         (101,601,481)
   Purchase of Federal Home Loan Bank Stock                                          (2,312,000)                    -
   Purchases of Securities available for sale                                       (12,199,066)          (21,000,000)
   Proceeds from Maturities and calls of securities available for sale               15,000,000             4,000,000
   Purchases of Premises and equipment                                               (2,545,637)           (4,603,184)
                                                                                 --------------         -------------
Net cash from investing activities                                                 (116,254,635)         (123,204,665)

Cash flows from financing activities
   Net increase in deposits                                                          76,266,482           118,210,029
   Net increase in short term borrowings                                              1,500,000                     -
   Proceeds from Federal Home Loan Bank borrowings                                   20,000,000                     -
   Net proceeds from sale of stock                                                   14,622,270            14,123,378
                                                                                     ----------            ----------
       Net cash from financing activities                                           112,388,752           132,333,407

Net change in cash and cash equivalents                                              (1,716,772)            8,489,279

Cash and cash equivalents at beginning of period                                     17,953,177             7,415,120
                                                                                     ----------           -----------
Cash and cash equivalents at end of period                                          $16,236,405           $15,904,399
                                                                                    ===========           ===========
Supplemental disclosures of cash flow information
     Cash paid during the period for interest                                      $  6,015,062           $ 1,264,719

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 Nine Month Periods Ended September 30, 1999 (Unaudited) and September 30, 1998
--------------------------------------------------------------------------------

                                                                            Accumulated
                                                                                Other            Total
                                             Common           Retained      Comprehensive     Shareholders'
                                              Stock          Deficit            Income           Equity
Balance, December 31, 1997                $ 8,137,268     $   (165,525)     $       264      $  7,972,007

Net proceeds from sale of stock            14,123,378                                          14,123,378

Net loss for nine months ended
September 30, 1998 (unaudited)                              (2,100,287)                        (2,100,287)

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                         82,170            82,170
                                                                                               ----------
     Other comprehensive income

Comprehensive loss                                                                             (2,018,117)
                                         ------------     -------------     -----------      ------------
Balance, September 30, 1998              $ 22,260,646     $ (2,265,812)     $    82,434      $ 20,077,268
                                         ============     =============     ===========      ============



                                                                             Accumulated
                                                                                Other            Total
                                            Common          Retained        Comprehensive     Shareholders'
                                            Stock            Deficit            Income          Equity

Balance, December 31, 1998               $ 22,260,646     $ (2,654,076)     $     4,818      $ 19,611,388

Net proceeds from sale of Stock            14,622,270                                          14,622,270

Net income for nine months ended
September 30, 1999 (unaudited)                                 268,178                            268,178

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities
     Other comprehensive income                                                (268,762)         (268,762)
                                                                                                 --------

Comprehensive loss                                                                                   (584)
                                         ------------     -------------     -----------      ------------
Balance, September 30, 1999              $ 36,882,916     $ (2,385,898)     $  (263,944)     $ 34,233,074
                                         ============     =============     ===========      ============
--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 5, 1999, containing financial statements for the year ended December 31, 1998.


NOTE 2 COMPUTATION OF EARNINGS PER SHARE

     Basic and diluted earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period.


NOTE 3 PRINCIPLES OF CONSOLIDATION

     The accompanying condensed consolidated financial statements include the accounts of Macatawa Bank Corporation (the "Company), and its wholly-owned subsidiary, Macatawa Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 4 INITIAL PUBLIC OFFERING AND SUBSEQUENT OFFERING

     The Company completed its initial public offering on April 7, 1998. The Company issued 1,495,000 shares of common stock in the initial public offering, resulting in net proceeds to the Company of $14,123,378. Pursuant to a prospectus dated April 30, 1999, the Company offered for sale up to 1,200,000 shares to it's existing shareholders at a purchase price of $12.75 per share. The purpose of the offering was to strengthen the Company's capital position in anticipation of future growth. The Company issued 1,153,440 shares in the offering, resulting in net proceeds of $14,622,270. Invoices related to the offering paid in the third quarter totaled $14,161.


NOTE 5 COMPARATIVE DATA

     The Company became the bank holding company for Macatawa Bank on February 23, 1998, when all of the Bank's outstanding common stock was converted into all of the outstanding stock of the Company and all of the Bank's shareholders became all of the Company's shareholders. The Bank had commenced its application process for regulatory approval on May 21, 1997, completed its initial sale of common stock on November 7, 1997, and opened for operations on November 25, 1997. The Company's first full year of operation was 1998 and therefore the financial results for the period ended September 30, 1998 differs substantially from the financial results for the period ended September 30, 1999.

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale
                                                                       Gross              Gross
                                                     Amortized       Unrealized         Unrealized           Fair
                                                       Cost            Gains              Losses            Values
                                                     ---------       ----------         ----------          ------
September 30, 1999 (Unaudited)
     U.S. Treasury securities and                    $24,000,000      $  1,880          $ (401,789)         $23,600,091
     obligations of U.S. Government
       corporation and agencies
Tax Exempt Municipal Bonds                               199,069             0                   0              199,069
                                                     -----------      --------          ----------          -----------
       Total Securities                              $24,199,069      $  1,880          $ (401,789)         $23,799,160
                                                     ===========      ========          ==========          ===========

December 31, 1998
   U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                       $27,000,000      $ 35,700          $  (28,400)         $27,007,300
                                                     ===========      ========          ==========          ===========

Contractual maturities of debt securities at September 30, 1999, were as follows. No held-to-maturity securities existed at September 30, 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Available-for-Sale Securities
                                                                                  -----------------------------
                                                                                  Amortized               Fair
                                                                                    Cost                 Values
                                                                                  ---------              ------
     Due from 1999 to 2002                                                       $14,000,000           $13,791,720
     Due from 2003 to 2007                                                        10,199,069            10,007,440
                                                                                 -----------           -----------
       Total                                                                     $24,199,069           $23,799,160
                                                                                 ===========           ===========

--------------------------------------------------------------------------------
                                  (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1999 (unaudited) and December 31, 1998
--------------------------------------------------------------------------------


NOTE 7 - LOANS

Loans are as follows:

                                                                               September 30,        December 31,
                                                                                   1999                1998
                                                                                ------------        -----------
                                                                                (Unaudited)         (Unaudited)
     Commercial                                                                 $173,550,683        $95,669,151
     Mortgage                                                                     43,026,235         22,528,687
     Consumer                                                                     35,499,053         19,684,422
                                                                                  ----------       ------------
                                                                                 252,075,971        137,882,260
     Allowance for loan losses                                                    (3,525,779)        (2,030,000)
                                                                                ------------       ------------
                                                                                $248,550,192       $135,852,260
                                                                                ============       ============

Activity in the allowance for loan losses is as follows:

                                                                                     Nine               Nine
                                                                                    months             months
                                                                                    ended              ended
                                                                                 September 30,       September 30,
                                                                                      1999              1998
                                                                                 -------------     ---------------
                                                                                 (Unaudited)        (Unaudited)

     Balance at beginning of period                                              $2,030,000         $     7,500
       Provision charged to operating expense                                     1,500,000           1,522,500
       Charge Offs                                                                   (4,221)                  -
                                                                                -----------         -----------
     Balance at end of period                                                    $3,525,779          $1,530,000
                                                                                ===========         ===========

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              September 30, 1999 (unaudited) and December 31, 1998
--------------------------------------------------------------------------------


NOTE 8 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                                                September 30     December 31
                                                                                    1999            1998
                                                                                    ----            ----
Land                                                                            $  1,574,218     $1,177,184
Building and improvements                                                          4,516,679      3,661,701
Furniture and equipment                                                            3,586,202      2,553,229
                                                                                ------------    -----------
                                                                                   9,947,099      7,392,114
Less accumulated depreciation                                                        787,083        266,359
                                                                                ------------    -----------
                                                                                 $ 9,160,016     $7,125,755
                                                                                ============    ===========

NOTE 9 - DEPOSITS

Deposits are summarized as follows:

                                                                                September 30    December 31
                                                                                   1999            1998
                                                                                   ----            ----
   Noninterest-bearing demand deposit accounts                                   $27,584,997    $ 18,517,550
   Money market accounts                                                          90,302,974      71,091,206
   NOW and Super NOW accounts                                                     32,595,515      22,425,439
   Savings accounts                                                                6,864,018       5,812,028
   Certificates of deposit                                                        85,907,653      49,142,452
                                                                                ------------    ------------
                                                                                $243,255,157    $166,988,675
                                                                                ============    ============


NOTE 10 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank was approved in the first quarter to be a member of the Federal Home Loan Bank of Indianapolis. As a result, the Bank now has availability to Federal Home Loan Bank advances as an additional funding resource. On March 30, 1999, the Bank utilized this resource and borrowed $10,000,000 in fixed rate loans. Since then the Bank has continued to utilize this resource and has borrowed additional funds under different terms and conditions. Maturity dates and interest rates on these advances are as follows:

                                                                    September 30      December 31
                                                                        1999             1998
   Maturity Date              Interest Rate                             ----             ----
   -------------              -------------
   March 27, 2000             5.44% (initial rate)                   $ 5,000,000               -
   April 1, 2002              5.63% (fixed)                            3,000,000               -
   March 31, 2003             5.77% (fixed)                            3,000,000               -
   March 30, 2004             5.84% (fixed)                            4,000,000               -
   Sept. 1, 2009              5.80% (fixed)                            5,000,000               -
                                                                   -------------    ------------
                                                                     $20,000,000               -

Each advance is payable in full at its respective maturity date. These advances were required to be collateralized by at least $33,000,000 of the Bank's first mortgage loans under a blanket loan arrangement at September 30, 1999.

--------------------------------------------------------------------------------

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

     The Company has experienced rapid and substantial growth since opening in November 1997. At December 31, 1998, the Bank had a total of eight branch banking offices and two service facilities. By September 30, 1999, the Bank had added three more branches, with two additional expected to open during the last quarter. The Company also completed an underwritten initial public offering of common stock on April 7, 1998. By a prospectus dated April 30, 1999, the Company offered to its shareholders up to 1,200,000 shares of common stock and sold 1,153,440 shares at a purchase price of $12.75 per share.

     The Bank established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of September 30, 1999, had assets of approximately $140 million.

Financial Condition

     Total assets of the Company increased by $112,846,250 to $302,074,931 at September 30, 1999, from $189,228,673 at December 31, 1998. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits and then lending and otherwise investing these funds. The third quarter of 1999 was the Company's seventh full quarter of operations, and the number of deposit accounts increased from approximately 14,000 at December 31, 1998, to approximately 24,000 deposit accounts at September 30, 1999. Management attributes the strong growth in deposits to quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of branches. The Company anticipates that the Bank's assets will continue to increase at a comparable rate for the remainder of 1999, which will be the Bank's second full year of operations.

     Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $1,716,772 to $16,236,405 at September 30,1999, from $17,953,177 at December 31, 1998. The decrease is due to a reduction in short term investments, as these funds have been used as a means to fund the strong loan growth.

     Securities available for sale decreased $3,208,140 to $23,799,160 at September 30, 1999 from $27,007,300 at December 31, 1998. The decrease is the result of called securities.

     Total loans increased $114,193,711 to $252,075,971 at September 30, 1999 from $137,882,260 at December 31, 1998, or 82.8%. Commercial loans increased $77,881,532 from $95,669,151 at December 31, 1998, to $173,550,683 at September
30, 1999, an increase of 81.4%. Commercial loans account for approximately 68.8% of the Bank's total loan portfolio.

     The allowance for loan losses as of September 30, 1999, was $3,525,779 representing approximately 1.40% of gross loans outstanding, compared to $2,030,000 at December 31, 1998. The Bank has not experienced any material credit losses as of September 30, 1999.

     Bank premises and equipment increased to $9,160,016 at September 30, 1999 from $7,125,755 at December 31, 1998. The increase resulted primarily from the purchase of furniture and equipment, which increased from $2,553,229 at December 31, 1998 to $3,856,202 at September 30, 1999.

     Deposits increased to $243,255,157 at September 30, 1999, from $166,988,675 at December 31, 1998. This was primarily as a result of deposits being obtained from new customers of the Bank. Noninterest bearing demand deposit accounts increased by $9,067,447 to $27,584,997 at September 30, 1999 from $18,517,550 at
December 31, 1998. These accounts are comprised primarily of business checking accounts and represent 11.34% of Total Deposits.

Results of Operations

     Management believes that the Company will realize a modest profit for 1999. Earnings will continue to be curtailed for the balance of 1999 as a result of additional loan loss reserves, together with the time needed to more effectively utilize its capital and generate loan interest and fee income by making additional loans. Management believes that the expenditures made in 1997, 1998 and 1999 will create the infrastructure and lay the foundation for future growth and profitability in subsequent years.

     Interest income for the three months ended September 30, 1999 in the amount of $5,475,441, related to interest income on securities, loans, and interest earning deposits. This compares favorably with the same period last year of $2,201,206. Interest expense was $2,549,790 for the three months ended September 30, 1999, and was related to interest incurred on interest bearing deposits and FHLB borrowings.

     The Company had an allowance for loan losses of approximately 1.40% of total loans at September 30, 1999. The provision for loan losses for the three months ended September 30, 1999 was $505,000. This amount was provided as a result of the increase in the total loan portfolio. Management considers it prudent during the first years of operations to provide for loan losses at a level which is consistent with levels maintained by banks with similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience.

     Non-interest income for the three months ended September 30, 1999, was $367,832, consisting primarily of service charges on deposit accounts, which totaled $155,676. This amount, which is nearly 43% of the year to date total of $363,415, can be attributed to the number of accounts opened in 1999. The Bank's trust fee income is improving with each quarter, commensurate with the growth of trust assets. Trust revenue recorded in the second quarter was $45,232 and $83,626 in the third quarter.

     The main components of non-interest expense were primarily salaries and benefits. Non-interest expense for the three months ended September 30, 1999, was $2,487,312. Other significant components of non-interest expense consisted of occupancy and equipment expenses, legal and accounting fees, marketing expenses, data processing, and supplies.

Liquidity and Capital Resources

     The Company obtained its initial equity capital as a result of a private placement on behalf of the Bank to investors in November, 1997. The Company raised additional equity capital in its initial public offering completed April 7, 1998, which resulted in net proceeds of $14,123,378. As a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% at the end of the third year of its operations. At March 31, 1999 the Bank's Tier 1 Capital as a percent of total assets was 8.43%. Due to the rapid growth of the Bank, additional equity capital was required. The Company filed a Registration Statement with the Securities and Exchange Commission to register and offer to the Company's shareholders up to 1,200,000 shares of Common Stock for a purchase price of $12.75 per share. The common stock was offered exclusively to shareholders of the Company as of April 9, 1999. Shareholders were entitled to purchase one share for each two shares of Common Stock they owned on April 9, 1999. The rights offering was completed on June 4, 1999 and resulted in additional equity capital to the company in the amount of $14,622,270. The Company added $10,000,000 from the proceeds of the offering to the Bank's capital. At June 30, 1999, the Bank's Tier 1 Capital as a percent of total assets was 10.83%. At September 30, 1999, this ratio decreased to 9.71%, due to asset growth. The Company has approximately $5 million in additional capital which it could contribute to the Bank's capital if necessary.

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

     To date, the Company has spent significant time and approximately $28,000 on Year 2000 compliance. Management believes that the additional costs to complete the Company's Year 2000 compliance will be minimal.

     The Company completed its Year 2000 assessment and made any necessary remediation by June 30, 1999. In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant.

     The Bank's core processing applications are provided by a third party vendor, Rurbanc Data Services, Inc. (RDSI). The Company meets monthly with, and receives regular correspondence from, RDSI which documents the status of their Year 2000 compliance. The Company has been advised that RDSI's software has been successfully tested for Year 2000 compliance.

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

Recent Regulatory Developments

     Legislation recently enacted by Congress eliminates many Federal and state law barriers to affiliations among banks and other financial services providers. The legislation, which takes effect 120 days after the date of enactment, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation, preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless they are well-capitalized, well-managed and maintain a rating under the Community Reinvestment Act of 1977 of at least "satisfactory" among all affiliates.

     The President is expected to sign the legislation into law in the very near future.

     At this time, the Company is unable to predict the impact this legislation may have on the Company.


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

None.


Item 6.      Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b)  Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MACATAWA BANK CORPORATION


                               /s/ Benj. A. Smith, III
                               Benj. A. Smith, III
                               Chairman and Chief Executive Officer


                               /s/ Philip J. Koning
                               Philip J. Koning
                               Treasurer and Secretary


DATE:    November 8, 1999