Form 10KSB
period 1999-12-31
MACATAWA BANK CORP
filed 2000-03-23
CIK 1053584

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                 Common Stock.
                                   -----------

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The registrant's revenues for 1999 were $21,528,697. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $14.125 as of March 17, 2000, was $40,518,961 (common stock, no par value). As of March 17, 2000, there were outstanding 3,588,565 shares of the Company's common stock (no par value). Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 are incorporated by reference into Part II and Part III of this Report.

                                     PART I

ITEM 1:   Business

General

     Macatawa Bank Corporation (the "Company") is a bank holding company organized in 1997 under Michigan law. The Company owns all of the common stock of Macatawa Bank (the "Bank"). The Bank was organized and commenced operations in November, 1997 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Holland and Zeeland, Michigan, as well as the surrounding market area principally located in Ottawa County. The Bank's services include checking and savings accounts (including certificates of deposit), safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans. As of December 31, 1999, the Company had total assets of $334.9 million, total deposits of $279.4 million, approximately 27,000 deposit accounts and shareholders' equity of $34.5 million.

     The Company's main office is located at 51 E. Main Street, Zeeland, Michigan 49464, and its telephone number is (616) 820-1444. Unless the context clearly suggests otherwise, financial information and other references to the Company include the Bank.

Products and Services

     Deposit Services. The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations, churches, nonprofit organizations, financia institutions and government authorities. The Bank may also use alternative funding sources as needed, including advances from Federal Home Loan Banks, conduit financing and the packaging of loans for securitization and sale.

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

     Trust Services. The Bank began offering trust services in January, 1999, to further provide for the financial needs of its customers. As of December 31, 1999, the Trust Department had assets of approximately $183 million.

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

Employees

     As of December 31, 1999, the Bank had 117 full-time and 59 part-time employees. The Company has assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of the Company's management team have at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of the Company's employees are represented by collective bargaining agents.

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


Recent Legislation

     The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), represents a pivotal point in the history of the financial services industry. The GLB Act modifies many of the principal federal laws which regulate financial institutions and sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.

     Effective March 11, 2000, new opportunities will be available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. Specifically, the GLB Act provides two new vehicles through which a banking organization can engage in a variety of activities which, prior to the Act, they were not allowed to engage in. First, a bank holding company meeting certain requirements may elect to become a financial holding company ("FHC"). FHCs are generally authorized to engage in all "financial activities" and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a FHC, a bank holding company and all of its depositary financial institutions must: (1) be "well capitalized"; (2) be "well managed"; and (3) have a rating of "satisfactory" or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depositary financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a FHC or else the FHC will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of FHCs, but functional regulation of a FHC's separately regulated subsidiaries will be conducted by their primary functional regulator.

     Second, the GLB Act also provides that a national bank (and a state bank, so long as otherwise allowable under its state's law), which satisfies certain requirements, may own a new type of subsidiary called a financial subsidiary ("FS"). The GLB Act authorizes FSs to engage in many (but not all) of the activities that FHCs are authorized to engage in. In order to be eligible to own a FS, a bank must satisfy the three requirements noted above, plus several additional requirements.

     The GLB Act also imposes several rules that are designed to protect the privacy of the customers of financial institutions. For example, the GLB Act requires financial institutions to annually adopt and disseminate a privacy policy and prohibits financial institutions from disclosing certain customer information to "non-affiliated third parties" for certain uses. All financial institutions, regardless of whether they elect to utilize FHCs or FSs, are subject to the GLB Act's privacy provisions. The Company and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information. In addition to its privacy provisions, the GLB Act also contains various other provisions that apply to banking organizations, regardless of whether they elect to utilize FHCs or FSs.

     The Company believes that the GLB Act could significantly increase competition in its business and is evaluating the desirability of electing to become a FHC. The Company believes that it is qualified to elect FHC status but has not yet decided to do so.

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

     With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

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

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

     The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securitie trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

     Dividends. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues will be received by it in the form of dividends, if any, paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders will indirectly be limited by statutory restrictions on its ability to pay dividends. See "Supervision and Regulation - the Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by ban holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices o violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

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

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily durin the hearing process for a permanent termination of insurance if the institution has no tangible capital.

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

                                           Total                   Tier 1
                                           Risk-Based              Risk-Based
                                           Capital Ratio           Capital Ratio          Leverage Ratio
                                           -------------           -------------          --------------
Well capitalized                           10% or above            6% or above            5% or above
Adequately capitalized                      8% or above            4% or above            4% or above
Undercapitalized                           Less than 8%            Less than 4%           Less than 4%
Significantly undercapitalized             Less than 6%            Less than 3%           Less than 3%
Critically undercapitalized                          --                      --           A ratio of tangible
                                                                                          equity to total assets
                                                                                          of 2% or less

As of December 31, 1999, the Company was "well capitalized."

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

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend unti an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. The Bank's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

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

     Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to Arelated interests' of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

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

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner,
(i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a
Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of th assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

ITEM 2:   Description of Property.

     The Company's headquarters and the Bank's main office is located at 51 E. Main Street, Zeeland, Michigan 49464, and the telephone number is (616) 748-9491. The main office consists of approximately 1,700 square feet located on the first floor of an office building and approximately 1,500 square feet in the basement. This location is in the heart of the City of Zeeland on Main Street, which management believes provides recognition and a visible presence in the Holland-Zeeland community. The mai office includes three teller stations, two customer service offices, two administrative offices, and a vault and safe deposit boxes. The Bank has entered into a three year lease with respect to its main office, with renewal options for up to four successive three year terms. The initial rental rate is $800.00 per month, which increases by 7.5% for each three year renewal period. The Bank is also obligated to pay all costs associated with taxes, assessments, maintenance, utilities and insurance.

     The Company owns or leases facilities located in Ottawa, Allegan and Kent County, Michigan. The Company's facilities as of February 1, 2000, were as follows:

     Location of Facility                             Use
     --------------------                        --------------
     51 E. Main Street, Zeeland*                  Main Branch
     250 E. 8th Street, Holland*                  Operations Center
     139 E. 8th Street, Holland*                  Branch Office
     489 Butternut Dr., Holland                   Branch Office
     701 Maple Avenue, Holland                    Branch Office
     699 E. 16th Street, Holland                  Branch Office
     106 E. 8th Street, Holland*                  Trust Department
     348 Waverly Road, Holland*                   Loan Center
     41 N. State Street, Zeeland                  Branch Office
     2020 Baldwin Street, Jenison                 Branch Office
     6299 Lake Michigan  Dr., Allendale           Branch Office
     102 South Washington, Douglas                Branch Office
     4758 - 136th Street, Hamilton*               Branch Office
     5215 Cherry Avenue, Hudsonville*             Branch Office
     1760 - 44th Street, Wyoming*                 Branch Office
     20 E. Lakewood Blvd., Holland                Branch Office

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


ITEM 4:   Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of 1999 to a vote of the Registrant's stockholders.

                                     PART II

ITEM 5:   Market for Common Equity and Related Stockholder Matters.

     The Company's common stock has been quoted on the Nasdaq SmallCap Market since December 27, 1999. From the completion of the Company's initial public offering in April 1998 through December 31, 1999, the Company's common stock was quoted on the OTC Bulletin Board. High and low bid prices (as reported on the OTC Bulletin Board) and high and low sales prices (as reported on the Nasdaq SmallCap Market) for each quarter since the Company's April 1998 initial public offering through December 31, 1999, are as follows:

                                           1999                                  1998
                                 --------------------------------------------------------------
         Quarter                   High               Low               High             Low
         -------                   ----               ---               ----             ---
         First Quarter             $17.00            $14.75              N/A              N/A

         Second Quarter            $15.50            $13.50            $15.25           $14.50

         Third Quarter             $15.50            $14.00            $16.50           $14.00

         Fourth Quarter            $16.00            $13.00            $16.75           $15.75

     For the period during which the common stock was quoted on the OTC Bulletin Board, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and do not include intra-day highs and lows. On February 28, 2000, there were approximately 727 owners of record and, in addition, approximately 2,001 beneficial owners of the Company's common stock.

     No cash dividends have been declared to date on the Company's common stock. If and when dividends are declared, the Company will be dependent upon dividends paid to it by the Bank for funds to pay dividends on the common stock.


ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth in Appendix A, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Registrant's definitive Proxy Statement dated March 20, 2000, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-K Annual Report.

ITEM 7:   Financial Statements and Supplementary Data.

     The information set forth in Appendix A, under the captions "Report of Independent Auditors," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" of the Registrant's definitive Proxy Statement dated March 20, 2000, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 8:   Changes in and Disagreements With Accountants and Financial
          Disclosure.

     There have been no disagreements with the Company's independent public accountants.


                                    PART III

ITEM 9:   Directors and Executive Officers of the Registrant.

     The information set forth on pages 4-5, under the caption "Information About Directors" and on page 10 under the Registrant's definitive Proxy Statement dated March 20, 2000, is hereby incorporated by reference and is filed as Exhibit 13 to this Form 10-K Annual Report.


ITEM 10:  Executive Compensation.

     Information relating to compensation of the Registrant's executive officers and directors is contained on Exhibit 13, under the captions "Director Compensation" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated March 20, 2000, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 11:  Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners and management is contained on page 9, under the caption "Security Ownership of Management" in the Registrant's definitive Proxy Statement dated March 20, 2000, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.


ITEM 12:  Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions is contained on page 10, under the caption "Transactions Involving Management" in the Registrant's definitive Proxy Statement dated March 20, 2000, and is incorporated herein by reference and is filed as Exhibit 13 to this Form 10-KSB Annual Report.

ITEM 13:  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)  Financial Statements.

     1.   The following documents are filed as part of Item 7 of this report:

          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31,
           1999, 1998 and 1997
          Consolidated Statements of  Changes  in Shareholders Equity for the
           years ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the year ended December 31,
           1999, 1998 and 1997
          Notes to Consolidated Financial Statements

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2000.

                                    MACATAWA BANK CORPORATION


                                    /s/ Benj. A. Smith, III
                                    Benj. A. Smith, III
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Philip J. Koning
                                    Philip J. Koning
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2000, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-KSB.



                           Signature


 /s/ Benj. A. Smith, III                                           March 9, 2000
Benj. A. Smith, III, Principal Executive
 Officer and a Director


 /s/ Philip J. Koning                                              March 9, 2000
Philip J. Koning, Principal Financial and
 Accounting Officer and a Director


 /s/ James L. Batts                                                March 9, 2000
James L. Batts, Director


 /s/ G. Thomas Boylan                                              March 9, 2000
G. Thomas Boylan, Director

 /s/ Jessie F. Dalman                                              March 9, 2000
Jessie F. Dalman, Director


 /s/ Robert E. DenHerder                                           March 9, 2000
Robert E. DenHerder, Director


 /s/ Wayne J. Elhart                                               March 9, 2000
Wayne J. Elhart, Director


 /s/ Brian J. Hansen                                               March 9, 2000
Brian J. Hansen, Director


 /s/ James L. Jurries                                              March 9, 2000
James L. Jurries, Director


 /s/ John F. Koetje                                                March 9, 2000
John F. Koetje, Director


::ODMA\PCDOCS\GRR\390199\2

                                  EXHIBIT INDEX



                                                                    Sequentially
                                                                      Numbered
                       Exhibit Number and Description                   Page
                       ------------------------------               ------------

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

21     Subsidiaries of the Registrant

23 Consent of Crowe, Chizek and Company LLP, independent public accountants

24 Power of Attorney (included on the signature page on page 15 of the Annual Report on Form 10-KSB)

27     Financial Data Schedule

EXHIBIT 13
                            MACATAWA BANK CORPORATION


                                 March 20, 2000

Dear Shareholder:

We invite you to attend the 2000 Annual Meeting of Shareholders. This year's meeting will be held on Thursday, April 27, 2000, at 10:00 a.m., at Ridgepoint Community Church, 340 - 104th Avenue, Holland, Michigan 49423.

Our audited financial statements are included in an appendix to this Proxy Statement and provide important information about our accomplishments in 1999.

It is important that your shares are represented at the Annual Meeting. Please carefully read the Notice of Annual Meeting and Proxy Statement, whether or not you expect to attend the Annual Meeting. If you plan on attending the Annual Meeting please return the postage paid RSVP card at the bottom of the invitation.

                                                       Sincerely,


                                                       /s/ Benj. A. Smith, III
                                                       Benj. A. Smith, III
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                            MACATAWA BANK CORPORATION

                                51 E. Main Street
                             Zeeland, Michigan 49464




                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS

                            TO BE HELD APRIL 27, 2000


To Our Shareholders:

     The Annual Meeting of Shareholders of Macatawa Bank Corporation will be held at Ridgepoint Community Church, 340 104th Avenue, Holland, Michigan 49423, on Thursday, April 27, 2000 at 10:00 A.M., local time, for the following purposes:

     1.   To elect two directors, each to hold office for a three year term.

     2. To transact such other business as may properly come before the meeting or at any adjournment thereof.

     Shareholders of record at the close of business February 28, 2000, will be entitled to vote at the meeting or any adjournment thereof. Whether or not you expect to be present in person at this meeting, you are urged to sign the enclosed Proxy and return it promptly in the enclosed envelope. If you do attend the meeting and wish to vote in person, you may do so even though you have submitted a Proxy.

                                              By order of the Board of Directors
Dated:  March 20, 2000

Holland, Michigan                             /s/ Philip J. Koning
                                              Philip J. Koning
                                              Secretary

                                                           Dated: March 13, 2000

                            MACATAWA BANK CORPORATION

                                51 E. Main Street
                             Zeeland, Michigan 49464

                               ------------------

                                 PROXY STATEMENT

                     For the Annual Meeting of Shareholders
                            to be held April 27, 2000
                               ------------------

                   SOLICITATION OF PROXIES FOR ANNUAL MEETING

     This Proxy Statement is furnished to the Shareholders of Macatawa Bank Corporation (the "Company") in connection with the solicitation by the Board of Directors of proxies to be used at the Annual Meeting of Shareholders which will be held at Ridgepoint Community Church, 340 104th Avenue, Holland, Michigan 49423, April 27, 2000, at 10:00 A.M., local time.

     The Annual Meeting is being held for the following purposes:

     1.   To elect two directors, each to hold office for a three year term.

     2. To transact such other business as may properly come before the meeting or at any adjournment thereof.

     If a proxy in the form distributed by the Company's Board of Directors is properly executed and returned to the Company, the shares represented by the proxy will be voted at the Annual Meeting of Shareholders and at any adjournment of that meeting. Where shareholders specify a choice, the proxy will be voted as specified. If no choice is specified, the shares represented by the proxy will be voted FOR the nominees named by the Board of Directors in the proxy. Shares not voted at the meeting, whether by abstention, broker non-vote, or otherwise, will not be treated as votes cast at the meeting. Votes cast at the meeting and submitted by proxy will be tabulated by the Company's transfer agent, Macatawa Bank.

     A proxy may be revoked prior to its exercise by delivering a written notice of revocation to the secretary of the Company, executing and delivering a proxy of a later date or attending the meeting and voting in person. Attendance at the meeting does not automatically act to revoke a proxy.

                 VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     On February 28, 2000, the record date for determination of shareholders entitled to vote at the Annual Meeting, there were outstanding 3,588,565 shares of common stock of the Company. Shares cannot be voted unless the shareholder is present at the meeting or is represented by proxy.

     As of February 28, 2000, only one person or entity is known to management who may be deemed to be the beneficial owner of more than 5.0% of the Company's common stock. Smith & Associates Investment Management Services has reported to the Company that is has sole voting and investment power with respect to 1,082,454 shares of common stock and shared voting and investment power with respect to an additional 4,250 shares of common stock, which in the aggregate represent 30.28% of the issued and outstanding common stock of the Company. Benj. A. Smith, the chief executive officer of the Company, is also the chief executive officer of Smith & Associates Investment Management Services.


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

     The Company's Board of Directors has determined that it is in the best interests of the Company and its shareholders to restructure the board of directors by reducing the number of directors of the Company. In order to effect this restructuring, James L. Jurries, James L. Batts, Wayne J. Elhart, Jessie F. Dalman and Brian J. Hansen will resign from the Board of Directors of the Company prior to the Annual Meeting. Each of these directors and all of the Company's remaining directors will continue as directors of Macatawa Bank, a subsidiary of the Company. The Company anticipates forming a second subsidiary which will provide financial and other services excluding banking services ("Financial Services Company"). Once the Financial Services Company is
organized, certain Macatawa Bank directors will be named to the Financial Services Company Board. All services provided by the Company other than banking will be provided through the Financial Services Company and all banking services will be provided through Macatawa Bank. For the foreseeable future, the Company will function purely as a holding company. The Board restructuring will relieve the directors who are leaving the Company's Board from any holding company responsibilities and permit them to focus their attention and efforts on the Company's subsidiary operations.

     Two persons have been nominated for election to the Board, each to serve a three-year term expiring at the 2003 Annual Meeting of Shareholders. The Board has nominated G. Thomas Boylan and Benj. A. Smith, III, each of whom is an incumbent director.

     Holders of common stock should complete the accompanying proxy. Unless otherwise directed by a shareholder's proxy, it is intended that the votes cast upon exercise of proxies in the form accompanying this statement will be in favor of electing the nominees as directors for the terms indicated above. Each of the nominees is presently serving as directors. The following pages of this Proxy Statement contain more information about the nominees and other directors of the Company.

     A plurality of the votes cast at the Annual Meeting is required to elect the nominees as directors of the Company. As such, the two individuals who receive this number of votes cast by the holders of the Company's common stock will be elected as directors. Shares not voted at the meeting, whether by abstention, broker non-vote, or otherwise, will not be treated as votes cast at the meeting. Votes cast at the meeting and submitted by proxy will be tabulated by the Company.

     Except those persons nominated by the Board of Directors, no other persons may be nominated for election at the 2000 Annual Meeting. The Company's Articles of Incorporation require at least 60 days prior written notice of any other proposed nomination and no such notice has been received.

     If any nominee becomes unavailable for election due to circumstances not now known, the accompanying proxy will be voted for such other person to become a director as the Board of Directors selects.

     The Board of Directors recommends a vote FOR the election of each of the persons nominated by the Board.

                           INFORMATION ABOUT DIRECTORS

     The content of the following table is based upon information as of February 1, 2000, furnished to the Company by the directors. Except as described in the notes following the table, the following directors have sole voting and dispositive power as to all of the shares set forth in the following table.

                                                                                Amount and          Percent
                                                                  Year First     Nature of            Of
                                                                   Became a     Beneficial          Common
                    Name                               Age         Director     Ownership(1)        Stock
            ----------------------                     ---         --------     ------------        ------
Nominees for Election as Directors for Terms
Expiring in 2003

G. Thomas Boylan (a)(b)                                77           1997        117,925             3.2%

Benj. A. Smith, III (b)                                56           1997        154,567(2)          4.2%

Directors Whose Terms Expire in 2001

John F. Koetje (a)                                     64           1998         71,450             2.0%

Directors Whose Terms Expire in 2002

Robert E. Den Herder (a)(b)                            45           1997        127,200             3.5%

Philip J. Koning                                       45           1997         36,750             1.0%
------------------

(a)    Member of the Audit Committee
(b)    Member of the Compensation Committee

                                      NOTES

(1) Except as described in the following notes, each nominee and director owns the shares directly and has sole voting and investment power or shares voting and investment power with his or her spouse under joint ownership. Includes shares of common stock that are issuable under options that are exercisable or will become exercisable within sixty (60) days. The share ownership of the following directors includes shares subject to options that are currently exercisable: Mr. DenHerder (6,00 shares), Mr. Koning (12,000 shares), Mr. Boylan (6,000 shares), Mr. Smith (31,000 shares), and Mr. Koetje (2,000 shares).
(2) Includes 31,000 shares owned by Mr. Smith's spouse; also includes 30,000 shares held in a trust for the benefit of Mr. Smith's spouse.
     -------------------------

     Benj. A. Smith, III is the Chairman, Chief Executive Officer and a director of the Company and is also Chairman and a director of the Bank. Mr. Smith is an investment advisor and has served from 1992 to the present as the President of Smith & Associates Investment Management Services, an investment management firm located in Holland, Michigan. Prior to 1992, Mr. Smith gained 21 years of banking experience at First Michigan Bank Corporation and its subsidiary FMB-First Michigan Bank of Zeeland, Michigan.

     Philip J. Koning has served as President of the Bank since its inception in November, 1997, and serves as the Secretary and Treasurer of the Company and as a director of both the Company and the Bank. Mr. Koning was employed by Smith & Associates Investment Management Services prior to February 1998. Mr. Koning has over 23 years of commercial banking experience, most recently from 1992 to 1997 with First of America Bank in Holland, where he served as a Community Bank President.

     G. Thomas Boylan is a director of the Company and the Bank. Mr. Boylan serves as the President of Light Metals Corporation, a manufacturing company located in Wyoming, Michigan, where he has been employed since 1947.

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

     The Board of Directors had 12 meetings in 1999. The Company has no nominating committee. All directors attended at least three-fourths of the aggregate number of meetings of the Board and Board committees which they were eligible to attend.

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

     During 1999, the directors of the Company and the Bank received an annual retainer of $4,000 and were paid $500 per board meeting attended and $250 per committee meeting attended. Directors are reimbursed for their out-of-pocket expenses for each meeting attended.

                             EXECUTIVE COMPENSATION

                   Committee Report on Executive Compensation

     Decisions on the compensation of the Corporation's executive officers are made by the Board's Compensation Committee. The Compensation Committee met two times during 1999.

     Base Salary - In general, the Board intends to maintain the base salaries of the Company's executive officers and senior managers within peer group levels, with the ability to make appropriate adjustment to reflect other relevant factors, which may include individual performance, experience, expertise and tenure. Annually, the Committee establishes a base wage for the Chief Executive Officer, Mr. Smith, and for the President, Mr. Koning. The Committee's determination is based upon the performance of the individual and compensation levels established by the Company's peers and evaluations by consultants.

     The base salaries of all other officers and senior managers are established by the Corporation's President and Chief Executive Officer.

     Long-Term Incentives - The Company provides long-term incentives in the form of stock options. Each year the Committee recommends to the Board a list of stock options to be granted. These options are intended to recognize individual contributions and to incentivize employees to contribute to the long-term objectives of the Company. To align the interests of its executive officers and senior managers with the Company's shareholders, the Board's compensation strategy provides for a 401(k) matching contribution.

          G. Thomas Boylan, Robert E. Den Herder and Benj. A. Smith III

                           Summary Compensation Table

     The following table sets forth the annual and long-term compensation paid by the Company to its Chief Executive Officer and the President of the Bank. (collectively referred to as the "Named Executives") for services rendered to the Company during 1999 and 1998, the Company's first full year of operations. No other executive officers of the Company or the Bank received annual compensation in excess of $100,000 during 1998 or 1999.

                           Summary Compensation Table

                                                                                              Long Term
                                                        Annual Compensation                  Compensation
                                                   ---------------------------               ------------
                                                                             Other
                                                                             Annual         Securities      All Other
                                                                            Compen-         Underlying       Compen-
       Name and Principal Position               Year        Salary        sation($)        Options(#)      sation(1)
       ---------------------------               ----        ------        ---------        ----------      --------
Benj. A. Smith, III........................      1999      $ 75,000           $0                  0        $    0
     Chairman of the Board and                   1998      $ 32,500           $0             31,000        $    0
     Chief Executive Officer

Philip J. Koning...........................      1999      $150,000           $0              4,000        $3,181
     President of the Bank                       1998      $144,184           $0             12,000        $3,020
     Treasurer and Secretary

(1) Includes an automobile allowance ($2,521 in 1999 and $2,637 in 1998) and life insurance premiums paid by the Company for the benefit of Mr. Koning.

     Option Grants in 1999. Shown below is information on grants of stock options pursuant to the Company's Stock Compensation Plan and the Company's 1998 Directors' Stock Option Plan.

                                                        Individual Grants
                                   ------------------------------------------------------                       Potential
                                                                                                               Realizable
                                                                                                                Value at
                                                                                                                Assumed
                                                                                                              Annual Rates
                                                                                                             of Stock Price
                                Number of        Percent of                                                  Appreciation
                               Securities      Total Options                                                  For Option
                               Underlying       Granted to        Exercise or                                   Term (3)
                                 Options        Employees in       Base Price      Expiration
          Name                 Granted(1)          1999          (per share)(2)       Date                 5%            10%
----------------------------------------------------------------------------------------------------------------------------------
Philip J. Koning..........       3,000            14.3%           $  14.50         November 18, 2009       $27,357   $69,328

(1) Indicates number of shares which may be purchased pursuant to options granted under the Company's Stock Compensation Plan and 1998 Directors' Stock Option Plan as of December 31, 1999. Options may not be exercised in full or in part prior to the expiration of one year from the date of grant.
(2) The exercise price equals the prevailing market price of the Common Stock on the date of grant. The exercise price may be paid in cash, by the delivery of previously owned shares, through the withholding of shares otherwise issuable upon exercise or a combination thereof.
(3) These amounts are based on assumed rates of appreciation over the entire option period without any discount to present value. Actual gains, if any, on stock option exercises will be dependent on overall market conditions and on the future performance of the Company's Common Stock. There can be no assurance that the amounts reflected in this table will be realized.

     Year-End Options Values. Shown below is information with respect to unexercised options to purchase shares of the Company's Common Stock granted under the Option Plans to the Named Executives and held by them at December 31, 1999. None of the Named Executives exercised any stock options during 1999.

                                                Number of Shares Subject to               Value of Unexercised
                                                 Unexercised Options Held                In-the-Money Options at
                                                   at December 31, 1999                    December 31, 1999(1)
                                                ----------------------------            -------------------------
                   Name                       Exercisable        Unexercisable     Exercisable        Unexercisable
-----------------------------------------------------------------------------------------------------------------
Benj. A. Smith III.....................         31,000                 0           $27,000                $ 0

Philip J. Koning.......................         12,000             3,000           $40,500                $ 0
-----------------------------------------------------------------------------------------------------------------

(1) The value of unexercised options reflects the increase in market value of the Company's Common Stock from the date of grant through December 31, 1999 (when the closing price of the Company's Common Stock was $14.50 per share). Value actually realized upon exercise by the Named Executives will depend on the value of the Company's Common Stock at the time of exercise.

     Benefits. The Company provides group health and life insurance benefits and supplemental unemployment benefits to its regular employees, including executive officers. In January 1999, the Company implemented a 401(k) plan.

     Security Ownership of Management. The following table shows, as of February 1, 2000, the number of shares beneficially owned by each of the Named Executives identified in the executive compensation tables of this proxy statement and by all Directors and Executive Officers as a group. Except as described in the notes following the table, the following persons have sole voting and dispositive power as to all of their respective shares.

                                                               Amount and Nature
Name                                                             of Beneficial     Percent of
                                                                 Ownership(1)     Common Stock
--------------------------------------------------------------------------------------------------
Benj. A. Smith, III.....................................         154,567             4.2%

Philip J. Koning........................................          36,750             1.0%

All Executive Officers and Directors as a Group                  507,892            14.1%
(5 persons) ............................................
--------------------------------------------------------------------------------------------------

(1) See Footnotes 1 and 2 to the Information About Directors table appearing on page 4 of this Proxy Statement.

                        TRANSACTIONS INVOLVING MANAGEMENT

     Directors and officers of the Company and their associates were customers of, and had transactions with, subsidiaries of the Company in the ordinary course of business during 1999. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve an unusual risk of collectibility or present other unfavorable features.

     The Bank leases its Holland office located at 106 E. 8th Street, Holland, Michigan 49423, from a corporation wholly owned by Benj A. Smith, III, an officer and director of the Company. The Bank leases its Wyoming, Michigan branch facility from a limited liability company co-owned by John F. Koetje, a director of the Company. The terms of these leases were negotiated on an arm's-length basis, and the Company believes that the rent and other terms reflect fair market value.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers to file reports of ownership and changes in ownership of shares of common stock with the Securities and Exchange Commission. Based upon written representations by each director and officer, all the reports were filed by such persons during the last fiscal year, except for one late report with respect to one transaction by each of Messrs. Benj. A. Smith, James L. Batts and James L. Jurries.

                      SHAREHOLDER RETURN PERFORMANCE GRAPH

     The following graph shows the cumulative total shareholder return on an investment in the Company's common stock compared to the Russell 2000 Index and the Media General Group Index of Regional-Midwest Banks. The comparison assumes a $100 investment on April 1, 1998, the date of the Company's initial public offering, at the Company's initial public offering price of $10.00 per share.



[GRAPHIC OMITTED]



                                  4/1/98     6/30/98       9/30/98     12/31/98      3/31/99      6/30/99     9/30/99      12/31/99
-----------------------------------------------------------------------------------------------------------------------------------
Macatawa Bank Corporation         100.00     147.50        160.00      152.50        151.25       142.50      143.75       145.00
-----------------------------------------------------------------------------------------------------------------------------------
MG Group Index                    100.00      99.52         90.49      103.97         98.78       101.20       90.21        86.34
-----------------------------------------------------------------------------------------------------------------------------------
Russell 2000 Index                100.00      95.34         76.13       88.31         83.23        95.86       89.49       105.62
-----------------------------------------------------------------------------------------------------------------------------------

 Source: Media General Financial Services, Richmond, Virginia



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

                    SHAREHOLDER PROPOSALS-2001 ANNUAL MEETING

         Any proposal of a shareholder intended to be presented for action at the 2001 annual meeting of the Company must be received by the Company at 250 E. 8th Street, Holland, Michigan 49423, not later than November 15, 2000, if the shareholder wishes the proposal to be included in the Company's proxy materials for that meeting.

                       AVAILABILITY OF 10-KSB ANNUAL REPORT

     An annual report on Form 10-KSB to the Securities and Exchange Commission for the year ended December 31, 1999, will be provided free to shareholders upon written request. Write to Macatawa Bank Corporation, Attention: Philip J. Koning, 250 E. 8th Street, Holland, Michigan 49423. The Form 10-KSB and certain other periodic filings are filed with the Securities and Exchange Commission (the "SEC"). The SEC maintains an Internet web site that contains reports and other information regarding companies including the Company, that file electronically. The SEC's web site address is http:\\www.sec.gov.

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


                                             By order of the Board of Directors

March 20, 2000
                                             /s/ Philip J. Koning
                                             Philip J. Koning
                                             Secretary

                                   APPENDIX A


                                TABLE OF CONTENTS


Selected Consolidated Financial Data........................................ A-2

Quarterly Financial Data.................................................... A-3

Quarterly Stock Price Information........................................... A-4

Management's Discussion and Analysis........................................ A-5

Report of Independent Auditors............................................. A-20

Consolidated Financial Statements.......................................... A-21

Notes to Consolidated Financial Statements................................. A-25

                      SELECTED CONSOLIDATED FINANCIAL DATA


     The following selected consolidated financial and other data are derived from the Company's financial statements and should be read with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Balance Sheet as of December 31, 1999 and 1998, and the Consolidated Statement of Income for the years ended December 31, 1999 and 1998, are included elsewhere in this proxy statement.

                                                                                          At or For the
                                                                                           Year Ended
                                                                                           December 31
(Dollars in Thousands, Except of Per  Share Data)                               1999                    1998
                                                                                ----                    ----
Financial Condition
   Total assets....................................................         $   344,921              $189,229
   Loans...........................................................             285,374               137,882
   Deposits........................................................             275,390               166,989
   Securities......................................................              28,281                27,007
   Shareholder's equity............................................              34,526                19,611

Share Information
   Basic earnings/(loss) per common share..........................                 .22             $   (1.22)
   Book value per common share.....................................                9.62                  8.05
   Weighted average shares outstanding.............................           3,101,908             2,041,920
   Shares outstanding at end of period.............................           3,588,565             2,435,125

Operations
   Interest income.................................................              20,000             $   6,804
   Interest expense................................................               9,428                 3,190


   Net interest income.............................................              10,572                 3,614
   Provision for loan losses(1)....................................               1,967                 2,023

   Net interest income after provision for loan losses.............               8,605                 1,591
   Total noninterest income........................................               1,528                   683
   Total noninterest Expense.......................................               9,440                 4,763

   Net income/(loss)...............................................                 693             $  (2,489)

(1) Management has established the allowance for loan losses based on past industry loan loss experience, known and inherent risks in similar portfolios, and economic conditions.

                            QUARTERLY FINANCIAL DATA
                                   (unaudited)

     A summary of selected quarterly results of operations for the years ended December 31 follows:

                                                                           THREE MONTHS ENDED
                                                     March 31,           June 30,      September 30,     December 31,
---------------------------------------------------------------------------------------------------------------------
1999
   Interest income.........................        $3,635,152          $4,663,222       $5,475,441        $6,226,884
   Net interest income.....................         1,883,465           2,471,316        2,925,651         3,292,131
   Provision for loan losses...............           450,000             545,000          505,000           467,000
   Income (loss) before income tax expense.           (77,110)             44,116          301,171           425,089
   Net income (loss).......................           (77,110)             44,116          301,171           425,089

   Net income per share
      Basic................................              (.03)                .02              .08               .12
      Diluted..............................              (.03)                .02              .08               .12

1998
   Interest income.........................        $  343,472          $1,174,070       $2,201,206        $3,085,357
   Net interest income.....................           205,089             726,345        1,147,189         1,535,245
   Provision for loan losses...............           200,500             702,000          620,000           500,000
   Income (loss)  before income tax expense          (525,208)           (921,251)        (653,828)         (388,264)
   Net income (loss).......................          (525,208)           (921,251)        (653,828)         (388,264)

   Net income per share
      Basic................................              (.56)               (.39)            (.27)             (.16)
      Diluted..............................              (.56)               (.39)            (.27)             (.16)

                        QUARTERLY STOCK PRICE INFORMATION

     The Company's common stock has been quoted on the Nasdaq SmallCap Market since December 27, 1999. From the completion of the Company's initial public offering in April 1998 through December 31, 1999, the Company's common stock was quoted on the OTC Bulletin Board. High and low bid prices (as reported on the OTC Bulletin Board) and high and low sales prices (as reported on the Nasdaq SmallCap Market) for each quarter since the Company's April 1998 initial public offering through December 31, 1999, are as follows:

                                                    1999                             1998
                                          -----------------------------------------------------------
       Quarter                             High              Low             High              Low
       --------------                      ----              ---             ----              ---
       First Quarter                      $17.00            $14.75             N/A              N/A

       Second Quarter                     $15.50            $13.50           $15.25            $14.50

       Third Quarter                      $15.50            $14.00           $16.50            $14.00

       Fourth Quarter                     $16.00            $13.00           $16.75            $15.75

     For the period during which the common stock was quoted on the OTC Bulletin Board, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and do not include intra-day highs and lows. On February 28, 2000, there were approximately 727 owners of record and, in addition, approximately 2,001 beneficial owners of the Company's common stock.

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

                                   APPENDIX A

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

     The following section presents additional information to assess the financial condition and results of operations of the Company and the Bank. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Appendix.

Overview

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

     The Company has experienced rapid and substantial growth since opening in November 1997. At December 31, 1999, the Bank had thirteen branch banking offices, and two service facilities. The Company completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. In June 1999, the Company completed an offering of common stock to its shareholders resulting in net proceeds of $14.6 million.

     The Bank established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of December 31, 1999, had assets of approximately $183 million.

     The Company's Board of Directors has determined that it is in the best interests of the Company and its shareholders to restructure the board of directors by reducing the number of directors of the Company. In order to effect this restructuring, James L. Jurries, James L. Batts, Wayne J. Elhart, Jessie F. Dalman and Brian J. Hansen will resign from the Board of Directors of the Company prior to the Annual Meeting. Each of these directors and all of the Company's remaining directors will continu as directors of Macatawa Bank, a subsidiary of the Company. The Company anticipates forming a second subsidiary which will provide financial and other services excluding banking services ("Financial Services Company"). Once the Financial Services Company Board is organized, certain Macatawa Bank directors will be named to the Financial Services Company Board. All services provided by the Company other than banking will be provided through the Financial Services Company and all banking services will be provided through Macatawa Bank. For the foreseeable future, the Company will function purely as a holding company. The Board restructuring will relieve the directors who are leaving the Company's Board from any holding company responsibilities and permit them to focus their attention and efforts on the Company's subsidiary operations.

Financial Condition

     Summary. Total assets of the Company increased by $155,692,000 to $344,921,000 at December 31, 1999, from $189,229,000 at December 31, 1998. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits and then lending and otherwise investing these funds. The fourth quarter of 1999 was the Company's eighth full quarter of operations, and the number of deposit accounts increased from approximately 14,000 at December 31, 1998, to approximately 27,000 accounts at December 31, 1999. Management attributes the strong growth in deposits to quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of branches. The Company anticipates that the Bank's assets will continue to increase during 2000, which will be the Bank's third full year of operations. However, management does not believe that the rate of increase will be as rapid as it was during the first two years of operation.

     Cash and Cash Equivalents. Cash and cash equivalents, which include federal funds sold and short-term investments, increased $2,600,862 to $20,554,039 at December 31, 1999, from $17,953,177 at December 31, 1998. The increase is a result of cash reserves needed for additional branches. The Bank also increased cash reserves in order to be prepared for any large cash withdrawals by customers concerned about Y2K. Balances required to cover account services at correspondent banks were increased due to volumes.

     Securities. Securities are purchased and classified as "available for sale." The securities may be sold to meet the Bank's liquidity needs. The primary objective of the Company's investing activities is to provide for the safety of the principal invested. Secondary considerations include earnings, liquidity and overall exposure to changes in interest rates. Securities available for sale increased $1,274,075 to $28,281,375 at December 31, 1999 from $27,007,300 at December 31, 1998, or 4.72%.

Securities Available for Sale Portfolio (in thousands)

                                                                      Year Ended December 31
                                                                      ----------------------
                                                                   1999                    1998
                                                                   ----                    ----
U. S. Treasury and U.S. Government Agencies..................     $27,337                 $27,007
Michigan municipal bonds.....................................         944                       0
                                                                  -------                 -------
                                                                  $28,281                 $27,007

     Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity.

Schedule of Maturities of Investment Securities and Weighted Average Yields

     The following is a schedule of maturities and their weighted average yield of each category of investment securities as of December 31, 1999.

                                                                             Maturing
                                             -------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
                                                                                                                  Investments With
                            Due Within              One to               Five to                After             No Contractual
                             One Year             Five Years            Ten Years             Ten Years           Maturity

                                             Estimated
                                            Market Market           Estimated             Estimated               Estimated
                       Estimated     Avg.      Value       Avg.       Market      Avg.      Market       Avg.       Market     Avg.
                         Value      Yield                  Yield      Value      Yield      Value       Yield       Value     Yield
Available for Sale:
U.S. Treasury
and U.S.
Government
Agencies                0            0%       25,416       5.85%     1,921       6.70%          0          0%         0        0%
Tax-Exempt
MI municipal bonds      0            0%            0          0%         0          0%        944       5.24%         0        0%
                        -            --       ------       -----     -----       -----        ---       -----         -        --
Total                   0            0%       25,416       5.85%     1,921       6.70%        944       5.24%         0        0%

     The Loan Portfolio. The majority of loans are made to businesses in the form of commercial loans and real estate mortgages. Commercial loans increased $105,722,570 from $95,669,151 at December 31, 1998, to $201,391,721 at December
31, 1999, an increase of 110.51%. Commercial loans account for approximately 71% of the Bank's total loan portfolio. In addition, the Bank's consumer mortgage loan volume is significant; however, only a small portion of these loans are retained for the Bank's own portfolio. The Bank originated $141 million (3,760 loans) in 1999 and $102 million (2,658 loans) in 1998.

Loan Portfolio Composition (in thousands)

                                                                    Year Ended December 31
                                                                    ----------------------
                                                             1999                              1998
                                                             ----                              ----
                                                   Amount               %              Amount               %
                                                   ------               -              ------               -
Commercial Real Estate.................         $  54,160               19%           $  14,058            10%
Residential Real Estate................            44,734               15               22,529            16
Other Commercial.......................           147,232               52               81,611            60
Consumer...............................            39,248               14               19,684            14
                                                ---------                             ---------           ----
     Total Loans.......................           285,374              100%             137,882           100%
                                                                     ======                               ====

Less:
   Allowance for Loan Losses...........            (3,995)                               (2,030)
                                               ----------                              --------
Total Loans Receivable, Net............          $281,379                              $135,852
                                               ==========                              ========

Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table shows the amount of total loans outstanding as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                         Maturing
               ----------------------------------------------------------------------------------------
                                                 (in thousands of dollars)
                                                                  After one but
                                           Within one Year      Within five years      After five years         Total
                                           ---------------      -----------------      ----------------         -----
Commercial Real Estate ...........      $   19,504              $  31,186              $  3,470             $  54,160
Residential Real Estate...........          10,840                 18,392                15,502                44,734
Other Commercial..................          84,773                 55,901                 6,558               147,232
Consumer .........................          10,380                 22,298                 6,570                39,248
                                        ----------              ---------             ---------             ---------
      Totals......................      $  125,493               $127,777               $32,100               285,374
                                        ==========              =========             =========
Allowance for Loan Losses.........                                                                             (3,995)
                                                                                                            ---------
Total Loans Receivable, Net.......                                                                          $ 281,379
                                                                                                            =========

     Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates.

                                                                        Interest Sensitivity
                                                              ---------------------------------------
                                                                            (in thousands of dollars)

                                                              Fixed Rate            Variable Rate          Total
                                                              ----------            -------------          -----
Due within 3 months.................................           $    5,213             $100,809           $106,022
Due after 3 months within 1 year....................               19,451                  103             19,554
Due after one but within five years.................              113,025               14,692            127,717
Due after five years................................               29,000                3,081             32,081
                                                               ----------             --------          ---------
  Total.............................................           $  166,609             $118,519            285,374
                                                               ==========             ========
Allowance for Loan Losses...........................                                                       (3,995)
                                                                                                        ---------
Total Loans Receivable, Net.........................                                                    $ 281,379
                                                                                                        =========

     Nonperforming Assets. Nonperforming loans as of December 31, 1999 totaled $101,000. Management believes that the allowance for loan losses is adequate for the lending portfolio. Loan performance is reviewed regularly by external loan review specialists, loan officers, and senior management. When reasonable doubt exists concerning collectibility of interest or principal, the loan will be placed in nonaccrual status. Any interest previously accrued but not collected at that time will be reversed and charged against current earnings. As of December 31, 1999 there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on the Company's liquidity, capital or operations.

Loan Loss Experience (in thousands)

     The following is a summary of loan balances at the end of each period and their daily average balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

                                                                                    December 31
                                                                           -------------------------------
                                                                             1999                 1998
                                                                             ----                 ----
Loans:
   Average daily balance of loans for the year.......................      $213,472             $  60,299
   Amount of loans outstanding at end of period......................       285,374               137,882

Allowance for loan losses:
   Balance at beginning of year......................................         2,030                     7

   Addition to allowance charged to operations.......................         1,967                 2,023

        Loans charged-off............................................            (6)
        Recoveries...................................................             4
Balance at end of year...............................................         3,995                 2,030

Ratios:
   Net (recoveries) charge offs to average loans outstanding.........             0                     0
   Allowance for loan losses to loans outstanding at year end........          1.40%                1.47%

Allocation of the Allowance for Loan Losses

     The allowance for loan losses as of December 31, 1999, was $3,995,165 representing approximately 1.40% of gross loans outstanding, compared to $2,030,000 at December 31, 1998, or 1.47% of gross loans outstanding. The Bank has not experienced any material credit losses as of December 31, 1999. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. Management prepares an evaluation which is based upon a continuous review of the Bank's loan portfolio, the Bank's and industry's historical loan loss experience, known and inherent risks included in the loan portfolio, composition of loans, growth of the portfolio and current economic conditions. The allowance for loan losses is analyzed quarterly by management. In so doing, management assigns a portion of the allowance to the entire portfolio by loan type and to specific credits that have been identified as problem loans and reviews past loss experience. The local economy and particular concentrations are considered, as well as a number of other factors.

                                                                              Year ended December 31
                                                                              -----------------------
                                                                         1999                          1998
                                                            -----------------------------   -------------------------
                                                                              % of each                     % of each
                                                                              category                      category
                                                             Allowance        to total      Allowance       to total
                                                              Amount          loans          Amount         loans
                                                             ---------        ---------     ---------       ---------
Commercial...........................................         $2,784           70.6%        $1,422          69.4%
Real estate mortgages................................            112           15.7             57          16.3
Consumer ............................................            297           13.7            165          14.3
Unallocated..........................................            802            0.0            386           0.0
                                                              ------          ------        ------         -------

     Total...........................................         $3,995          100.00%       $2,030         100.00%
                                                              ======          =======       ======         =======

     The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

     Deposits. Deposits are gathered from the communities the Bank serves. Deposits increased to $279,389,882 at December 31, 1999, from $166,988,675 at December 31, 1998. This was primarily as a result of deposits being obtained from new customers of the Bank. Noninterest bearing demand deposit accounts increased by $16,024,943 to $34,542,493 at December 31, 1999 from $18,517,550 at
December 31, 1998. These accounts are comprised primarily of business checking accounts and represent 12.36% of total deposits at December 31, 1999.

Average Daily Deposits (in thousands)

     The following table sets forth the average deposit balances and the weighted average rates paid thereon.

                                                                          Average for the Year
                                                                          --------------------
                                                                    1999                                        1998
                                                                    ----                                        ----
                                               Amount            Average Rate             Amount            Average Rate
                                               ------            ------------             ------            -------------
Noninterest bearing demand...............     $  27,186               0%               $   8,991                 0%
NOW accounts.............................        29,721             2.6%                  10,420               3.0
MMDA/Savings.............................        97,849             4.2%                  35,743               4.7
Time.....................................        68,629             5.5%                  20,899               5.7
                                              ---------                                ---------

   Total Deposits........................      $223,385             3.9%               $  76,053               4.2%
                                              =========                                =========

Maturity Distribution of Time Deposits of $100,000 Or More

     The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 1999:

                                                                       Amount
                                                                       ------
                  Three months or less..........................     $18,232,009
                  Over 3 months through 6 months................      12,168,988
                  Over 6 months through 1 year..................      10,014,660
                  Over 1 year...................................       9,762,878
                                                                   -------------
                                                                     $50,178,535
                                                                   =============

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

     Premises and Equipment. Bank premises and equipment increased to $9,997,566 at December 31, 1999 from $7,125,755 at December 31, 1998. The increase resulted primarily from the purchase of furniture and equipment, which increased from $2,553,229 at December 31, 1998 to $4,516,473 at December 31, 1999.

     Retained Deficit. As of December 31, 1998, the Company had a retained deficit of $2,654,076, and as of December 31, 1999, the Company had a retained deficit of $1,960,810. The retained deficit is primarily the result of prior year losses, including the impact of provisions for loan losses which totaled $2,022,500 in 1998. Also contributing to the retained deficit were wages paid to employees and costs associated with expanding the branch network. Management believes that the expenditures made in 1997 and 1998 created the infrastructure and laid the foundation for future growth and profitability in subsequent years.

                              Results of Operations


     Summary of Results. The Company earned a net profit in 1999, the Company's second full year of operations. Net income for the year ended December 31, 1999, was $693,266 compared to a net loss for the year ended December 31, 1998 of $2,488,551. The primary reason for the increase in income is due to the continued growth of the Company resulting in an increase of net interest income.

Performance Ratios (in thousands, except per share data).

                                                             Year Ended December 31,
                                                        --------------------------------
                                                          1999                    1998
                                                          ----                    ----
Net Income (Loss)..........................               $693                  $(2,489)
  Basic earnings (loss) per share..........                .22                    (1.22)

Earnings (Loss) ratios:
  Return on average assets.................                .26                   (2.91%)
  Return on average equity.................               2.43                  (15.15%)
  Average equity to average assets.........              10.86                    19.59%
  Dividend payout ratio....................                N/A                      N/A

     Net income for the year ended December 31, 1999, was $693,266 an increase of $3,181,827 over net loss for the year ended December 31, 1998 of $2,488,551. The primary reason for the increase in income is due to the continued growth of the company resulting in an increase of net interest income. Net interest income for the year ended December 31, 1999 was $10,572,563 and $3,613,868 for the year ended December 31, 1998, an increase of $6,958,695. Interest income for the year ended December 31, 1999 was $20,000,699, related to interest income on securities, loans and interest earning deposits. Interest income for the year ended December 31, 1998 was $6,804,105. Interest expense was $9,428,136 for the year ended 1999, related to interest incurred on interest bearing deposits, fed funds purchased and Federal Home Loan Bank advances. For the year ended December 31, 1998, interest expense was $3,190,237, related to interest incurred on interest bearing deposits and fed funds purchased. The increase in net income can also be attributed to the Bank's growing into its infrastructure.

Net Interest Income. The following schedule presents the average daily balances, interest income and interest expense and average rates earned and paid for the Company's major categories of assets, liabilities, and stockholders' equity for the periods indicated:

(in thousands)



                                 1999                                     1998
                       --------------------------             --------------------------
                                                                                                                   Change     Change
                        Average                     Average     Average                  Average      Total        Due to     Due To
  Earning Assets        Balance       Interest       Rate       Balance      Interest     Rate        Change       Volume     Rate
  --------------        -------       --------       ----       -------      --------     ----        ------       ------     ------
Taxable Securities       21,444        1,225        5.71%       16,471         986       5.99%           239          286       (47)
Tax-exempt
  Securities                172            9        5.23%          ---         ---         ---             9            9       ---
Loans                   213,472       18,379        8.61%       60,299       5,339       8.85%        13,040       13,192      (151)
Fed Funds Sold            4,166          204        4.90%        8,421         446       5.30%          (243)        (211)      (32)
Short Term
  Investments             1,132           56        4.95%          605          32       5.29%            24           26        (2)
Federal Home
  Loan Bank
  Stock                   1,593          127        7.97%          ---         ---         ---           127          127       ---
                          -----     --------        -----          ---   ---------      ------      --------   ----------      -----
Total Earning
  Assets                241,979       20,001        8.27%       85,797       6,804       7.93%        13,197       13,429      (232)

Interest Bearing
Liabilities
NOWs and
  MMDAs                 116,914        4,548        3.89%       43,336       1,915       4.42%         2,633        2,888      (255)
Savings                   6,123          117        1.91%        2,153          43       2.00%            74           76        (2)
IRAs                      4,533          247        5.45%        1,096          64       5.84%           183          187        (4)
Time Deposits            68,629        3,787        5.52%       20,304       1,164       5.73%         2,623        2,668       (45)
Fed Funds
  Borrowed                  695           37        5.32%           78           4       5.13%            33           33       ---
Other
  Borrowings             12,126          692        5.71%          ---         ---         ---           692          692       ---
                       --------      -------        -----    ---------     -------       -----         -----       ------     ------
Total Interest
  Bearing
  Liabilities           209,020        9,428        4.51%       66,967       3,190       4.77%         6,238        6,545      (307)
                        -------      -------        -----       ------       -----       -----       -------      -------      -----
Net Interest/Spread                   10,573        3.76%                    3,614       3.16%         6,959        6,885        74
                                      ======        =====                    =====       =====       =======      =======      =====
Margin                                              4.37%                                4.21%
                                                    =====                                =====

      Composition of Average Earning Assets and Interest Paying Liabilities

                                                             Year Ended December 31
                                                             ----------------------
                                                          1999                    1998
                                                          ----                    ----
As a percent of average earning assets
  Loans.....................................                80.22%                70.28%
  Other earning assets......................                11.78%                29.72%
     Average earning assets.................         $241,978,855           $85,797,230

As a percent of average interest bearing
liabilities
  Savings and NOW accounts..................                61.03%                68.76%
  Time deposits.............................                32.83%                31.13%
  Other borrowings..........................                 6.14%                 0.11%
     Average interest bearing liabilities...          209,020,515            67,140,576

Earning asset ratio.........................                 1.16%                 1.28%

     Allowance for Loan Losses. The Company had an allowance for loan losses of approximately 1.40% of total loans at December 31, 1999. The provision for loan losses for the year ended December 31, 1999 was $1,967,000. This amount was provided as a result of the increase in the total loan portfolio. Management considers it prudent during the first years of operations to provide for loan losses at a level which is consistent with levels maintained by banks with similar loan portfolios. Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience.

     Non-Interest Income. Non-interest income for the year ended December 31, 1999 was $1,527,998, consisting primarily of service charges on deposit accounts which totaled $660,920 and gain on sales of loans which totaled $623,520. Trust revenues of $228,588 also contributed to non-interest income. Trust fee income continues to increase each quarter as the amount of trust assets increases. Trust revenues recorded in the last two quarters of 1999 represented approximately 75% of the year to date trust revenues. Non-interest income for the year ended December 31, 1998 was $683,382 and consisted primarily of gain on sales of loans of $520,645 and service charges on deposit accounts which totaled $157,109. No trust revenues were recorded in 1998, since the trust department did not begin business until January 3, 1999.

Non-interest Income (in thousands)

                                                                    Year Ended December 31
                                                                    ----------------------
                                                                   1999                 1998
                                                                   ----                 ----
Service fee income .......................                       $   661             $   157

Net gains (losses) on asset sales:
  Loans...................................                           624                 521
  Securities..............................                             0                   0
  Trust Fees..............................                           228                   0
Other.....................................                            15                   5
                                                                  ------             -------

     Total noninterest income.............                        $1,528             $   683
                                                                  ======             =======

Net Gains on the Sale of Residential Real Estate Mortgage Loans (in thousands)

                                                               Year Ended December 31
                                                            ---------------------------
                                                              1999                1998
                                                              ----                ----
Real estate mortgage loan originations....                  $54,715              $44,146

Real estate mortgage loan sales...........                  $55,339              $44,667

Net gains on the sale of real                                   624                  521
    Estate mortgage loans.................

Net gains as a percent of real                                 1.13%                1.17%
    Estate mortgage loan sales............

     The Bank sells the majority of its fixed-rate obligations. Such loans are sold servicing released.

     Non-Interest Expense. Non-interest expense for the year ended December 31, 1999, was $9,440,295 compared to $4,763,301 for the year ended December 31,1998. The main components of non-interest expense were salaries and benefits which totaled $5,408,024 for the year ended December 31, 1999, and $2,726,888 for the year ended December 31, 1998. The increase is primarily due to additions in staff for the five new branches added in 1999. Other significant components of non-interest expense consiste of occupancy and equipment expenses, data processing fees, supplies and marketing expenses.

Non-interest Expense (in thousands)

                                                                              Year Ended December 31
                                                                            -------------------------
                                                                           1999                  1998
                                                                           ----                  ----
Salaries and employee benefits............                                $5,408                $2,726
Occupancy and equipment...................                                   841                   305
Furniture and equipment expense...........                                   777                   253
Legal and professional fees...............                                   135                   199
Advertising...............................                                   267                   199
Supplies..................................                                   343                   233
Data processing fees......................                                   401                   197
Check printing fees.......................                                    98                    89
Other outside services....................                                   142                    76
Organizational expenses...................                                     0                    66
Other operating expenses..................                                 1,028                   462
                                                                          ------               -------
  Total noninterest expense...............                                $9,440                $4,763
                                                                          ======               =======

                         Liquidity and Capital Resources

     Equity Capital. The Company obtained its initial equity capital as a result of a private placement on behalf of the Bank to investors in November, 1997. The Company raised additional equity capital of $14.1 million in its initial public offering completed in April 1998. As a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% through the end of the third year of its operations. At March 31, 1999 the Bank's Tier 1 Capital as a percent of total assets was 8.43%. Due to the rapid growth of the Bank, additional equity capital was required. In June 1999, the Company raised $14.6 million of equity capital net proceeds in an offering made to the Company's shareholders. The Company contributed $10,000,000 from the proceeds of this offering to the Bank's capital. At June 30, 1999, the Bank's Tier 1 Capital as a percent of total assets was 10.83%. At December 31, 1999, this ratio decreased to 8.59%, due to asset growth. The Company has approximately $5 million in additional funds which it could contribute to the Bank's capital if necessary.

     The following table shows various capital ratios as of December 31, 1999.

                                              Capital Resources (in thousands)

                                                            Tier 1
                                                           Leverage              Tier 1            Total Risk-Based
                                                            Ratio            Capital Ratio          Capital Ratio
                                                            -----            -------------         ----------------
Minimum regulatory requirement for
  capital adequacy.....................                      4.0%                 4.0%                    8.0%
Well capitalized regulatory level......                      5.0%                 6.0%                   10.0%
Consolidated...........................                     10.8%                12.7%                   14.2%
Bank...................................                      9.4%                10.9%                   12.4%

     The following table shows the dollar amounts by which the Company's capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis:

                                                                                                             Total
                                                                   Tier 1               Tier 1            Risk-Based
                                                                  Leverage             Capital              Capital
                                                                             (in thousands of dollars)
Capital balances at December 31, 1999
   Required regulatory capital.........................            $12,940             $10,994              $21,989
   Capital in excess of regulatory minimums............             21,982              23,928               16,928
                                                                   -------             -------              -------

Actual capital balances................................            $34,922             $34,922              $38,917
                                                                   =======             =======              =======

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

               Asset Liability Management and Market Risk Analysis

     Asset liability management aids the Company in maintaining liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. Certain savings accounts and interest bearing checking accounts are are shown as repricing other than contractually due to the stability of these products in a rate changing environment. Management monitors the Company's exposure to interest rate changes using a GAP analysis. The following table illustrates the Company's GAP position at various intervals (in thousands of dollars) at December 31, 1999.

                                         0 to 3 Months       4 to 12 Months     1 to 5 Years      Over 5 Years      Total
                                         -------------       --------------     ------------      ------------      -----
Assets:
  Loans-Fixed                            $     9,596         $   31,225         $ 103,082         $  22,704         $ 166,607
  Loans-Variable                             101,125                444            14,450             2,748           118,767
  Taxable Securities                                                               25,416             2,865            28,281
  Other Securities                                                                                    2,312             2,312
  Loan Loss Reserve                                                                                                    (3,995)
  Cash & Due From Banks                                                                                                20,554
  Fixed Assets                                                                                                          9,998
  Other Assets                                                                                                          2,397
                                         -----------         ----------         ---------         ---------         ---------
    Total Assets                         $   110,721         $   31,669         $ 142,948         $  30,629         $ 344,921

Liabilities:
  Time Deposits                          $    24,039         $   37,013         $  26,909                           $  87,961
  Savings & IRA's                              2,018                539            10,204         $     557            13,318
  Other Interest Bearing Deposits             65,792                               77,777                             143,569
  Other Borrowings                            15,000                               15,000                              30,000
  Non-Interest Bearing Deposits                                                                                        34,542
  Other Liabilities & Equity                                                                                           35,531
                                         -----------         ----------         ---------         ---------         ---------
    Total Liabilities & Equity           $   106,846         $   37,552         $ 129,890         $     557         $ 344,921

Period Gap                               $     3,872         $   (5,883)        $  13,058         $  30,072
Cumulative Gap                           $     3,872         $   (2,011)        $  11,047         $  41,119
Cumulative Gap/Total Assets                    1.12%              -0.58%            3.20%            11.97%
Period Rate Sensitive Assets/
  Rate Sensitive Liabilities                   1.04%               0.84%            1.10%            55.05%
Cumulative Rate Sensitive
  Assets/Rate Sensitive
  Liabilities                                  1.04%               0.99%            1.04%             1.15%

     Based on this analysis, management does not believe the Company would be materially impacted by changes in interest rates.

     Other variables besides interest rate changes may have an impact on the financial condition of the Bank including, but not limited to, growth of the company, structure of the balance sheet, and economic and competitive factors.

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

     The Company has not experienced any Year 2000 problems. Although considered unlikely, unanticipated problems, including problems associated with non-compliant third parties, could still occur. The Company will continue to manage its business and address any issues that may arise.


                         Recent Regulatory Developments

     Recently enacted federal legislation (the Gramm-Leach-Bliley Act of 1999) eliminates many Federal and state law barriers to affiliations among banks and other financial services providers. The legislation, which takes effect March 11, 2000, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new , affiliations unless they are well-capitalized, well-managed and maintain a rating under the Community Reinvestment Act of 1977 of at least "satisfactory" among all affiliates.

     At this time, the Company is unable to predict the impact this legislation may have on the Company.

     The Company's Board of Directors has determined that it is in the best interests of the Company and its shareholders to restructure the board of directors by reducing the number of directors of the Company. In order to effect this restructuring, James L. Jurries, James L. Batts, Wayne J. Elhart, Jessie F. Dalman and Brian J. Hansen will resign from the Board of Directors of the Company prior to the Annual Meeting. Each of these directors and all of the Company's remaining directors will continue as directors of Macatawa Bank, a subsidiary of the Company. The Company anticipates forming a second subsidiary which will provide financial and other services excluding banking services ("Financial Services Company"). Once the Financial Services Company Board is organized, certain Macatawa Bank directors will be named to the Financial Services Company Board. All services provided by the Company other than banking will be provided through the Financial Services Company and all banking services will be e provided through Macatawa Bank. For the foreseeable future, the Company will function purely as a holding company. The Board restructuring will relieve the directors who are leaving the Company's Board from any holding company responsibilities and permit them to focus their attention and efforts on the Company's subsidiary operations.


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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Macatawa Bank Corporation
Zeeland, Michigan


We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from May 21, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from May 21, 1997 (date of inception) through December 31, 1997 in conformity with generally accepted accounting principles.


                                               /s/ Crowe, Chizek and Company LLP
                                               Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 28, 2000

                            MACATAWA BANK CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                     1999                 1998
                                                                                     ----                 ----
ASSETS
     Cash and due from banks                                                    $    20,554,039     $    11,453,177
     Short-term investments                                                                               6,500,000
                                                                                ---------------     ---------------
         Cash and cash equivalents                                                   20,554,039          17,953,177

     Securities available for sale, at fair value                                    28,281,375          27,007,300
     Federal Home Loan Bank stock                                                     2,312,000

     Total loans                                                                    285,374,451         137,882,260
     Allowance for loan losses                                                       (3,995,165)         (2,030,000)
                                                                                ---------------     ---------------
                                                                                    281,379,286         135,852,260

     Premises and equipment - net                                                     9,997,566           7,125,755
     Accrued interest receivable                                                      1,904,126           1,226,199
     Other assets                                                                       492,743              63,982
                                                                                ---------------     ---------------
         Total assets                                                           $   344,921,135     $   189,228,673
                                                                                ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    34,542,493     $    18,517,550
         Interest-bearing                                                           244,847,389         148,471,125
                                                                                ---------------     ---------------
              Total                                                                 279,389,882         166,988,675
     Federal funds purchased                                                                              2,000,000
     Federal Home Loan Bank advances                                                 30,000,000
     Accrued expenses and other liabilities                                           1,005,100             628,610
                                                                                ---------------     ---------------
         Total liabilities                                                          310,394,982         169,617,285

Shareholders' equity
     Preferred stock, no par value, 500,000 shares
       authorized; no shares issued and outstanding
     Common stock,  no par value,  9,500,000  shares  authorized;  3,588,565 and
       2,435,125 shares issued and outstanding at December 31, 1999 and 1998,
       respectively                                                                  36,882,916          22,260,646
     Retained deficit                                                                (1,960,810)         (2,654,076)
     Accumulated other comprehensive income (loss),
       net of income tax of ($203,975) and $2,482                                      (395,953)              4,818
                                                                                ---------------     ---------------
         Total shareholders' equity                                                  34,526,153          19,611,388
                                                                                ---------------     ---------------
              Total liabilities and shareholders' equity                        $   344,921,135     $   189,228,673
                                                                                ===============     ===============

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME Years
                ended December 31, 1999 and 1998 and period from
           May 21, 1997 (date in inception) through December 31, 1997

                                                                     1999             1998                 1997
                                                                     ----             ----                 ----
Interest income
     Loans, including fees                                     $   18,379,300     $    5,338,963    $         3,448
     Securities
         Taxable                                                    1,352,332            986,372              4,268
         Tax-exempt                                                     8,910
     Other                                                            260,157            478,770             68,566
                                                               --------------     --------------    ---------------
         Total interest income                                     20,000,699          6,804,105             76,282

Interest expense
     Deposits                                                       8,698,646          3,186,309              5,339
     Other                                                            729,490              3,928                213
                                                               --------------     --------------    ---------------
         Total interest expense                                     9,428,136          3,190,237              5,552
                                                               --------------     --------------    ---------------

Net interest income                                                10,572,563          3,613,868             70,730

Provision for loan losses                                          (1,967,000)        (2,022,500)            (7,500)
                                                               --------------     --------------    ---------------

Net interest income after provision for loan losses                 8,605,563          1,591,368             63,230

Noninterest income
     Service fees                                                     660,920            157,109
     Gain on sales of loans                                           623,520            520,645
     Trust fees                                                       228,588
     Other                                                             14,970              5,628
                                                               --------------     --------------
         Total noninterest income                                   1,527,998            683,382

Noninterest expense
     Salaries and benefits                                          5,408,024          2,726,885            111,341
     Occupancy expense of premises                                    841,252            305,214              9,226
     Furniture and equipment expense                                  777,249            253,074              5,328
     Legal and professional fees                                      134,993            198,890             18,437
     Advertising                                                      266,917            198,826             27,698
     Supplies                                                         342,979            232,835             30,729
     Data processing fees                                             400,591            196,665                119
     Check printing fees                                               98,302             88,596              1,218
     Other outside services                                           141,671             75,762              2,765
     Organizational expenses                                                              66,139
     Other expense                                                  1,028,317            420,415             21,894
                                                               --------------     --------------    ---------------
         Total noninterest expenses                                 9,440,295          4,763,301            228,755
                                                               --------------     --------------    ---------------

Net income (loss)                                              $      693,266     $   (2,488,551)   $      (165,525)
                                                               ==============     ==============    ===============

Basic  and diluted earnings (loss) per share                   $          .22     $        (1.22)   $          (.18)
                                                               ==============     ==============    ===============

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             Years ended December 31, 1999 and 1998 and period from
           May 21, 1997 (date in inception) through December 31, 1997

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                      Comprehensive         Total
                                                                        Common          Retained      Income (Loss),   Shareholders'
                                                                        Stock            Deficit       Net of Tax         Equity
                                                                        -----            -------       ----------         ------
Balance, May 21, 1997                                                 $        0        $        0      $       0       $        0

Proceeds from sale of stock on November 7, 1997, 940,125 shares        8,137,268                                         8,137,268

Net loss for the period from May 21, 1997 (date
  of inception) through December 31, 1997                                                 (165,525)                       (165,525)

Other comprehensive income (loss):
     Net change in unrealized appreciation on securities
       available for sale, net of tax of $136                                                                 264              264
                                                                                                                               ---
         Comprehensive loss                                                                                               (165,261)
                                                                      ----------         ----------         -----        ---------
Balance, December 31, 1997                                             8,137,268          (165,525)           264        7,972,007

Proceeds from sale of stock on April 7, 1998, 1,495,000 shares        14,123,378                                        14,123,378

Net loss                                                                                (2,488,551)                     (2,488,551)

Other comprehensive income (loss):
     Net change in unrealized appreciation on securities
       available for sale, net of tax of $2,346                                                             4,554            4,554
                                                                                                                             -----
         Comprehensive loss                                                                                             (2,483,997)
                                                                      ----------        ----------          -----       -----------
Balance, December 31, 1998                                            22,260,646        (2,654,076)         4,818       19,611,388

Proceeds from sale of stock on June 4, 1999, 1,153,440 shares         14,622,270                                        14,622,270

Net income                                                                                 693,266                         693,266

Other comprehensive income (loss):
     Net change in unrealized depreciation on securities
       available for sale, net of tax of ($206,457)                                                      (400,771)        (400,771)
                                                                                                                          ---------
         Comprehensive income                                                                                              292,495
                                                                    ------------     -------------     -----------        --------
Balance, December 31, 1999                                          $ 36,882,916     $  (1,960,810)    $ (395,953)     $34,526,153
                                                                    ============     =============     ===========     ===========

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years ended December 31, 1999 and 1998 and period from
           May 21, 1997 (date in inception) through December 31, 1997

                                                                 1999                1998                 1997
                                                                 ----                ----                 ----
Cash flows from operating activities
     Net income (loss)                                      $       693,266     $    (2,488,551)      $    (165,525)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation and amortization                              736,691             271,458               5,769
         Provision for loan losses                                1,967,000           2,022,500               7,500
         Origination of loans for sale                          (54,714,982)        (44,146,300)
         Proceeds from sales of loans
           originated for sale                                   55,338,502          44,666,945
         Gain on sales of loans                                    (623,520)           (520,645)
         Net change in
              Organizational costs                                                       66,139             (66,139)
              Accrued interest receivable and
                other assets                                     (1,106,688)         (1,221,658)            (68,523)
              Accrued expenses and other liabilities                582,948             588,301              37,827
                                                            ---------------     ---------------       -------------
                  Net cash from operating activities              2,873,217            (761,811)           (249,091)

Cash flows from investing activities
     Loan originations and payments, net                       (147,494,026)       (137,384,556)           (497,704)
     Purchase of FHLB stock                                      (2,312,000)
     Activity in securities available for sale
         Purchase                                               (16,879,381)        (29,000,000)         (2,000,000)
         Maturities                                              15,000,000           4,000,000
     Additions to premises and equipment                         (3,610,425)         (6,715,406)           (687,576)
                                                            ---------------     ---------------       -------------
         Net cash from investing activities                    (155,295,832)       (169,099,962)         (3,185,280)

Cash flows from financing activities
     Net increase (decrease) in federal funds
       purchased                                                 (2,000,000)         2,000,000
     Proceeds from FHLB                                          51,000,000
     Repayments on FHLB advances                                (21,000,000)
     Net increase in deposits                                   112,401,207         164,276,452           2,712,223
     Proceeds from the issuance of common stock                  14,622,270          14,123,378           8,137,268
                                                            ---------------     ---------------       -------------
         Net cash from financing activities                     155,023,477         180,399,830          10,849,491
                                                            ---------------     ---------------       -------------
Net change in cash and cash equivalents                           2,600,862          10,538,057           7,415,120

Beginning cash and cash equivalents                              17,953,177           7,415,120
                                                            ---------------     ---------------       -------------

Ending cash and cash equivalents                            $    20,554,039     $    17,953,177       $   7,415,120
                                                            ===============     ===============       =============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                           $     9,212,595     $     2,725,880       $         640

          See accompanying notes to consolidated financial statements.

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The Company became the bank holding company for Macatawa Bank (the "Bank") on February 23, 1998, when all of the Bank's outstanding common stock (817,500 shares) was converted into all of the outstanding common stock of the Company (940,125 shares) and all of the Bank's shareholders became all of the Company's shareholders. The exchange ratio in the conversion was 1.15 shares of Company common stock for each share of Bank common stock. The Bank's common stock had been issued to it shareholders as of November 7, 1997 as a result of a private offering of the Bank's common stock at a price of $10 per share or a total of $8,175,000. As this was essentially an internal reorganization, the consolidated financial statements are presented by including operations of the Company and Bank for all periods presented. Further share and per share data has been adjusted for the conversion ratio of 1.15 shares of Company stock for one share of Bank stock.

Macatawa Bank Corporation is a regional, community-based financial institution, located in Zeeland, Michigan. The Bank's primary services include accepting deposits and making commercial, mortgage and installment loans in the Michigan counties of Allegan, Ottawa and Kent. The Bank also operates a trust department which provides fiduciary, investment and other related services. The Bank commenced its application process on May 21, 1997, completed its common stock sale on November 7, 1997 and opened for operations on November 25, 1997 after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space. The costs associated with the organization of the Company are included in the 1998 income statement.

The Company completed an underwritten initial public offering of common stock on April 7, 1998, which resulted in net proceeds to the Company of $14,123,378. On April 30, 1999, the Company had another common stock offering and sold 1,153,440 shares, raising $14,622,270.

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

Concentration of Credit Risk: Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above. Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets. Other financial instruments which potentially subject the Company to concentrations of credit risk include deposit accounts in other financial institutions.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of the allowance for loan losses, and charge-offs. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. While the Company does sell loans on the secondary market, there were no loans held for sale at December 31, 1999 or 1998. Interest income is reported on the interest method.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. There were no loans classified as impaired as of December 31, 1999 and 1998 or for the years ended December 31, 1999 and 1998 or for the period from May 21, 1997 (date of inception) through December 31, 1997.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. The Bank held no foreclosed assets at December 31, 1999 or 1998.

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

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets are reduced by a valuation allowance due to a lack of historical operating performance.

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

Earnings (Loss) Per Share: Basic earnings (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss):  Comprehensive income (loss) consists of net income
(loss) and unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of equity.

Segment Reporting: Macatawa Bank Corporation, through the branch network of its subsidiary, Macatawa Bank, provides a broad range of financial services to individuals and companies in western Michigan. These services include demand, time and savings deposits; lending; ATM processing; cash management; and trust services. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Dividend Restriction: The Company and the Bank are subject to banking regulations which require the maintenance of certain capital levels and positive retained earnings, which will prevent payment of dividends until positive retained earnings are achieved and may limit the amount of dividends thereafter.

Reclassifications: Certain amounts on the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.


NOTE 2 - CASH AND DUE FROM BANKS

The Company was required to have $2,597,000 and $803,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year end 1999 and 1998. These balances do not earn interest.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 3 - SECURITIES

The amortized cost and fair values of securities at year-end were as follows:

Available for Sale
                                                                     Gross            Gross
                                                  Amortized       Unrealized        Unrealized           Fair
                                                    Cost             Gains            Losses            Values
                                                    ----             -----            ------            ------
1999
----
     U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies               $    27,925,926                     $   (589,036)   $     27,336,890
     State and municipal bonds                         955,377    $        852          (11,744)            944,485
                                               ---------------    ------------     ------------    ----------------
                                               $    28,881,303    $        852     $   (600,780)   $     28,281,375
                                               ===============    ============     ============    ================
1998
----
     U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies               $    27,000,000    $     35,700     $    (28,400)   $     27,007,300
                                               ===============    ============     ============    ================

Contractual maturities of debt securities at year end 1999 were as follows:

                                                                                         Available for Sale
                                                                                    Amortized             Fair
                                                                                     Cost                Value
                                                                                     ----                -----
     Due from one to five years                                                 $    25,984,552     $    25,415,550
     Due from five to ten years                                                       1,941,374           1,921,340
     Due after ten years                                                                955,377             944,485
                                                                                ---------------    ----------------
                                                                                $    28,881,303    $     28,281,375
                                                                                ===============    ================

There were no sales of securities for the years ended December 31, 1999 and 1998 and for the period from May 21, 1997 (date of inception) through December 31, 1997.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 4 - LOANS

Year-end loans are as follows:

                                                                                     1999                1998
                                                                                     ----                ----
     Commercial                                                                 $   201,391,721    $     95,669,151
     Mortgage                                                                        44,734,529          22,528,687
     Consumer                                                                        39,248,201          19,684,422
                                                                                ---------------    ----------------
                                                                                    285,374,451         137,882,260
     Allowance for loan losses                                                       (3,995,165)         (2,030,000)
                                                                                ---------------    ----------------
                                                                                $   281,379,286    $    135,852,260
                                                                                ===============    ================

Activity in the allowance for loan losses is as follows:

                                                                 1999                1998                1997
                                                                 ----                ----                ----
     Beginning balance                                      $     2,030,000     $         7,500
         Provision charged to operating expense                   1,967,000           2,022,500      $        7,500
         Loans charged-off                                           (5,538)
         Recoveries                                                   3,703
                                                            ---------------     ---------------      --------------
     Ending balance                                         $     3,995,165     $     2,030,000      $        7,500
                                                            ===============     ===============      ==============

NOTE 5 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment are as follows:

                                                                                     1999                1998
                                                                                     ----                ----
     Land                                                                       $     1,574,218    $      1,177,184
     Building and improvements                                                        4,915,252           3,661,701
     Furniture and equipment                                                          4,516,473           2,553,229
                                                                                ---------------    ----------------
                                                                                     11,005,943           7,392,114
     Less accumulated depreciation                                                   (1,008,377)           (266,359)
                                                                                ---------------    ----------------
                                                                                $     9,997,566    $      7,125,755
                                                                                ===============    ================

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 6 - DEPOSITS

Deposits at year-end are summarized as follows:

                                                                                     1999                1998
                                                                                     ----                ----
     Noninterest-bearing demand                                                 $    34,542,493    $     18,517,550
     Money market                                                                   100,642,349          71,091,206
     NOW and Super NOW                                                               43,237,004          22,425,439
     Savings                                                                          7,411,691           5,812,028
     Certificates of deposit                                                         93,556,345          49,142,452
                                                                                ---------------    ----------------
                                                                                $   279,389,882    $    166,988,675
                                                                                ===============    ================

At year-end 1999, maturities of certificates of deposits were as follows, for the next five years:

                  2000                                                          $    62,303,040
                  2001                                                               24,513,974
                  2002                                                                6,674,262
                  2003                                                                   64,058
                  2004                                                                        0
                  2005 and thereafter                                                     1,011
                                                                                ---------------
                                                                                $    93,556,345
                                                                                ===============

The Bank had approximately $50,179,000 and $27,090,000 in time certificates of deposit which were in denominations of $100,000 or more at December 31, 1999 and 1998.


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows.

                                                                                   1999                1998
                                                                                   ----                ----
     Maturities from April 2002 through September 2009,
     fixed rate from 5.63% to 5.84%, averaging 5.76%                       $    15,000,000       $           -

     Maturities from March 2000 through June 2000,
     variable rates of 4.05%                                                    15,000,000                   -
                                                                           ---------------       -------------
                                                                           $    30,000,000       $           -
                                                                           ===============       =============

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by securities totaling $27,000,000 and at least $21,000,000 of first mortgage loans under a blanket lien arrangement at year-end 1999.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Maturities over the next five years are:

                  2000                                                          $    15,000,000
                  2001                                                                        -
                  2002                                                                3,000,000
                  2003                                                                3,000,000
                  2004                                                                4,000,000
                  2005 and after                                                      5,000,000
                                                                                ---------------
                                                                                $    30,000,000
                                                                                ===============

NOTE 8 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 1999 were as follows.

         Beginning balance                                                        $     4,396,895
         New loans                                                                      8,582,752
         Repayments                                                                    (3,512,984)
                                                                                  ---------------
              Ending balance                                                      $     9,466,663
                                                                                  ===============

Deposits from principal officers, directors, and their affiliates at year-end 1999 and 1998 were $3,183,000 and $2,825,834.


                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 9 - STOCK OPTIONS

Options to buy stock are granted to officers and employees under the Employee Stock Option Plan (the Employees' Plan), which provides for issue of up to 200,000 options. Options are also granted to directors under the Directors' Stock Option Plan (the Directors' Plan), which provides for issue of up to 40,000 options. Exercise price is the market price at the date of grant for both plans. The maximum option term is ten years with options vesting over a one-year period for both the Employees' Plan and the Directors' Plan.

A summary of the activity in the plans is as follows.

                                                                                                       Weighted
                                                                                                        Average
                                                                                       Options         Exercise
                                                                                     Outstanding         Price
                                                                                     ----------          -----
     Balance at December 31, 1997                                                              0       $   0.00
     Granted                                                                             123,600          12.92
     Exercised
     Forfeited                                                                              (100)         10.00
                                                                                    ------------       --------
     Balance at December 31, 1998                                                        123,500          12.83
     Granted                                                                              21,000          14.16
     Exercised
     Forfeited                                                                            (4,200)         14.46
                                                                                    ------------       --------
     Balance at December 31, 1999                                                        140,300       $  13.06
                                                                                    ============       ========

For the options outstanding at December 31, 1999, the range of exercise prices was $10.00 to $16.50 per share with a weighted average remaining contractual life of 8.7 years. At December 31, 1999, 119,300 options were exercisable at a weighted average price of $12.87 per share. No options were exercisable at December 31, 1998.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 9 - STOCK OPTIONS (Continued)

No compensation cost was recognized during 1999 or 1998. Had compensation cost for stock options been measured using FASB Statement No. 123, net income (loss) and basic income (loss) per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                                                        1999            1998
                                                                                        ----            ----
     Net income (loss) as reported                                                   $  693,266      $   (2,488,551)
     Pro forma net income (loss)                                                        345,987          (2,752,080)

     Basic earnings (loss) per share as reported                                            .22               (1.22)
     Pro forma basic earnings (loss) per share                                              .11               (1.35)

     Diluted earnings (loss) per share as reported                                          .22               (1.22)
     Pro forma diluted earnings (loss) per share                                            .11               (1.35)

     Weighted-average fair value of options
       granted during the year                                                             5.19                4.74

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                                           1999               1998
     Risk-free interest rate                                                               6.55%              4.72%
     Expected option life                                                                7 years            7 years
     Expected stock price volatility                                                      17.29%              8.46%
     Dividend yield                                                                        0.00%              0.00%

NOTE 10 - EMPLOYEE BENEFITS

The Company established a 401(k) plan in January 1999 covering substantially all employees. Employees may elect to contribute to the plan from 1% to 15% of their salary subject to statutory limitations. The Company makes matching contributions equal to 100% of the first 3% of employee contributions. The Company's contribution for the year ended December 31, 1999 was approximately $114,000.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 11 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the years ended December 31, 1999 and 1998 and the period from May 21, 1997 (date in inception) through December 31, 1997 are as follows:

                                                                     1999             1998              1997
                                                                     ----             ----              ----
Basic earnings (loss) per share
     Net income (loss)                                           $ 693,266      $ (2,488,551)      $ (165,525)
     Weighted average common shares                              - -------      - -----------      - ---------
       outstanding                                               3,101,908         2,041,920          940,125
                                                                 ---------         ---------          -------
Basic earnings (loss) per share                                  $     .22      $      (1.22)      $     (.18)
                                                                 =     ===      =      ======      =     =====
Diluted earnings (loss) per share
     Net income (loss)                                           $ 693,266      $ (2,488,551)      $ (165,525)
     Weighted average common shares                              - -------      - -----------      - ---------
       outstanding                                               3,101,908         2,041,920          940,125
     Add: Dilutive effects of assumed
       exercises of stock options                                   21,029
     Weighted average common and dilutive                           ------         ---------          -------
       potential common shares outstanding                       3,122,937         2,041,920          940,125
                                                                 ---------         ---------          -------
Diluted earnings (loss) per share                                $     .22      $      (1.22)       $    (.18)
                                                                 =     ===      =      ======       =    =====

Stock options for 57,000 and 123,500 shares of common stock were not considered in computing diluted earnings (loss) per common share for 1999 and 1998 because they were antidilutive.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 12 - FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows:

                                                                                       1999               1998
                                                                                       ----               ----
     Current                                                                      $      415,439
     Deferred benefit                                                                   (173,533)   $      (841,530)
     Change in valuation allowance                                                      (241,906)           841,530
                                                                                        --------           --------
                                                                                  $            0    $             0
                                                                                  =            =    =             =

The recorded consolidated income tax provision in both 1999 and 1998 differs from that computed by multiplying pre-tax income by the statutory federal income tax rates due to the valuation allowance, tax-exempt interest income and nondeductible expenses.

The net deferred tax asset (liability) recorded includes the following amounts of deferred tax assets and liabilities as of December 31, 1999 and 1998:

                                                                                       1999               1998
                                                                                       ----               ----
     Deferred tax asset
         Allowance for loan losses                                                $    1,241,645    $       572,865
         Net operating loss carryforward                                                                    363,822
         Unrealized loss on securities available for sale                                203,975
         Organization costs                                                               34,098             45,604
         Other                                                                             3,798
                                                                                           -----            -------
                                                                                       1,483,516            982,291
     Deferred tax liabilities
         Depreciation                                                                   (208,272)           (84,555)
         Unrealized gain on securities available for sale                                                    (2,482)
                                                                                        --------             ------
                                                                                        (208,272)           (87,037)
                                                                                        --------            -------
     Net deferred tax asset before valuation allowance                                 1,275,244            895,254

     Valuation allowance                                                                (655,830)          (897,736)
                                                                                        --------           --------

     Net deferred tax asset (liability) after valuation allowance                 $      619,414    $        (2,482)
                                                                                  =      =======    =        ======

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has determined that a valuation allowance of $655,830 is required for 1999 and that a valuation allowance of $897,736 is required for 1998.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 13 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

                                                                                       1999              1998
                                                                                       ----              ----
     Commitments to make loans                                                  $    14,973,000     $    17,876,000
     Unused lines of credit                                                         102,763,000          65,699,000

Approximately 50% of the Bank's commitments to make loans are at fixed rates, offered at current market rates. The majority of the variable rate commitments noted above are tied to prime and expire within 30 days. The majority of the unused lines of credit are at variable rates tied to prime.

The Bank conducts substantially all of its business operations in western Michigan.

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $305,516 in 1999, $117,886 in 1998 and $1,600 in 1997. Future minimum rentals under noncancelable operating leases as of December 31, 1999 are as follows:

                  2000                                                          $    184,102
                  2001                                                                78,663
                  2002                                                                57,213
                  2003                                                                47,750
                  2004                                                                17,250
                  2005 and thereafter                                           ------------
                                                                                $    384,978
                                                                                =    =======

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 14 - REGULATORY MATTERS

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

At year-end, actual capital levels (in thousands) and minimum required levels for the Bank were:

                                                                                                    To Be Well
                                                                         Minimum Required        Capitalized Under
                                                                            For Capital          Prompt Corrective
                                                       Actual            Adequacy Purposes      Action Regulations
                                                 Amount      Ratio      Amount       Ratio       Amount      Ratio
                                                 ------      -----      ------       -----       ------      -----
1999
----
   Total capital (to risk weighted assets)
     Consolidated                              $  38,358      14.0%    $   21,989    8.0%      $   27,489     10.0%
     Bank                                         33,463      12.2         21,992    8.0           27,491     10.0
   Tier 1 capital (to risk weighted assets)
     Consolidated                                 34,922      12.7         10,994    4.0           16,491      6.0
     Bank                                         30,027      10.9         10,996    4.0           16,494      6.0
   Tier 1 capital (to average assets)
     Consolidated                                 34,922      10.8         12,940    4.0           16,175      5.0
     Bank                                         30,027       9.4         12,811    4.0           16,014      5.0

1998
----
   Total capital (to risk weighted assets)
     Consolidated                              $  21,637      12.4%    $   13,923    8.0%      $   17,403     10.0%
     Bank                                         20,722      11.9         13,923    8.0           17,403     10.0
   Tier 1 capital (to risk weighted assets)
     Consolidated                                 19,607      11.3          6,961    4.0           10,442      6.0
     Bank                                         18,692      10.7          6,961    4.0           10,442      6.0
   Tier 1 capital (to average assets)
     Consolidated                                 19,607      11.8          6,676    4.0            8,345      5.0
     Bank                                         18,692      11.2          6,676    4.0            8,345      5.0

The Company and the Bank were categorized as well capitalized at year-end 1999 and 1998.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                        1 9 9 9                            1 9 9 8
                                               Carrying            Fair           Carrying            Fair
                                                Amount             Value           Amount             Value
                                                ------             -----           ------             -----
     Financial assets
          Cash and cash equivalents          $   20,554,039    $   20,554,039   $    17,953,177       $  17,953,177
          Securities available for sale          28,281,375        28,281,375        27,007,300          27,007,300
          Federal Home Loan Bank stock            2,312,000         2,312,000
          Loans, net                            281,379,286       279,901,275       135,852,260         136,086,762
          Accrued interest receivable             1,904,126         1,904,126         1,226,199           1,226,199
     Financial liabilities
          Deposits                             (279,389,882)     (279,506,286)     (166,988,675)       (167,496,412)
          Federal funds purchased                                                    (2,000,000)         (2,000,000)
          Federal Home Loan Bank advances       (30,000,000)      (29,910,492)
          Accrued interest payable                 (684,803)         (684,803)         (469,264)           (469,264)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans, deposits, and borrowings and for variable rate loans, deposits, and borrowings with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 16 - CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements:

                            CONDENSED BALANCE SHEETS
                                                                                          December 31,
                                                                                     1999                1998
                                                                                     ----                ----
                                                         ASSETS
         Cash and cash equivalents                                              $     4,894,668    $        914,643
         Investment in subsidiary                                                    29,631,485          18,696,745
                                                                                ---------------    ----------------
              Total assets                                                      $    34,526,153    $     19,611,388
                                                                                ===============    ================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  Shareholders' equity
         Common stock                                                           $    36,882,916    $     22,260,646
         Retained deficit                                                            (1,960,810)         (2,654,076)
                                          Accumulated other comprehensive income,
           net of income tax of ($203,975) and 2,482                                   (395,953)              4,818
                                                                                ---------------    ----------------
              Total shareholders' equity                                             34,526,153          19,611,388
                                                                                ---------------    ----------------
                  Total liabilities and shareholders' equity                    $    34,526,153    $     19,611,388
                                                                                ===============    ================

                         CONDENSED STATEMENTS OF INCOME

                                                                                                      Period from
                                                                                                   February 23, 1998
                                                                                                  (date of inception)
                                                                                  Year ended            through
                                                                                 December 31,        December 31,
                                                                                     1999                1998
                                                                                     ----                ----
     Expenses
         Other operating expenses                                               $       142,245    $         54,840
                                                                                ---------------    ----------------

     Loss before equity in undistributed
       net income (loss) of subsidiaries                                               (142,245)            (54,840)

     Equity in undistributed net income (loss) of subsidiary                            835,511          (2,185,393)
                                                                                ---------------    ----------------
     Net income (loss)                                                          $       693,266    $     (2,240,233)
                                                                                ===============    ================

                                   (Continued)

                            MACATAWA BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 16 - CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
  (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                     Period from
                                                                                                   February 23, 1998
                                                                                                  (date of inception)
                                                                                  Year ended            through
                                                                                 December 31,        December 31,
                                                                                     1999                1998
                                                                                     ----                ----
   Cash flows from operating activities
         Net income (loss)                                                      $      693,266      $   (2,240,233)
         Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating activities:
             Equity in undistributed net (income) loss of
               subsidiary                                                             (835,511)          2,185,393
                                                                                --------------      --------------
                  Net cash from operating activities                                  (142,245)            (54,840)

   Cash flows from investing activities
     Investment in subsidiary                                                      (10,500,000)        (13,153,895)
                                                                                --------------      --------------
       Net cash from investing activities                                          (10,500,000)        (13,153,895)

   Cash flows from financing activities
     Proceeds from issuance of common stock                                         14,622,270          14,123,378
                                                                                --------------      --------------
       Net cash from financing activities                                           14,622,270          14,123,378
                                                                                --------------      --------------
   Net change in cash and cash equivalents                                           3,980,025             914,643

   Cash and cash equivalents at beginning of period                                    914,643
                                                                                --------------      --------------
   Cash and cash equivalents at end of period                                   $    4,894,668      $      914,643
                                                                                ==============      ==============
   Noncash transaction related to origination of
     holding company in 1998
       Investment in subsidiary                                                                     $   (7,723,689)
       Common stock                                                                                      8,137,268
       Retained deficit                                                                                   (413,843)
       Accumulated other comprehensive income                                                                  264

Exhibit 21 - Subsidiaries of Registrant

         Macatawa Bank - 100% owned
         Incorporated as a Michigan Banking Corporation
         51 E. Main Street
         Zeeland, Michigan 49464

EXHIBIT 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-53593 and File No. 333-53595) of our report dated January 28, 2000, on our audits of the consolidated financial statements as of December 31, 1999 and 1998, and for the years ended December 31, 1999 and 1998, and for the period from May 21, 1997 (date of inception) through December 31, 1997, which report is included in this Annual Report on Form 10-KSB.



                                               /s/ CROWE, CHIZEK and COMPANY LLP
Grand Rapids, Michigan
March 17, 2000