Form 10-Q
period 2000-03-31
MACATAWA BANK CORP
filed 2000-05-15
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number: 000-25927

                            MACATAWA BANK CORPORATION
               (Exact name of issuer as specified in its charter)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,588,565 shares of the Company's Common Stock (no par value) were outstanding as of May 10, 2000.

Transitional Small Business Disclosure Format (check one):  Yes _____   No __X__

                                      INDEX


                                                                         Page
                                                                       Number(s)

Part I.   Financial Information (unaudited):

          Item 1.
          Condensed Consolidated Financial Statements                          3
          Notes to Condensed Consolidated Financial Statements                 7

          Item 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       12

          Item 3.
          Quantitative and Qualitative Disclosures                            15
          About Market Risk

Part II.  Other Information

          Item 1.
          Legal Proceedings                                                   16

          Item 2.
          Changes in Securities and Use of Proceeds                           16

          Item 3.
          Defaults Upon Senior Securities                                     16

          Item 4.
          Submission of Matters to a Vote of Security Holders                 16

          Item 5.
          Other Information                                                   16

          Item 6.
          Exhibits and Reports on Form 8-K                                    16


Signatures                                                                    17

Part I   Financial Information

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             As of March 31, 2000 (unaudited) and December 31, 1999
--------------------------------------------------------------------------------

                                                                                     March 31,           December 31,
                                                                                       2000                 1999
                                                                                   -----------           ------------
                                                                                   (Unaudited)
ASSETS
   Cash and due from banks                                                        $  23,344,536        $  20,554,039
   Federal funds sold                                                                 1,500,000                   --
                                                                                     ----------         ------------
       Cash and cash equivalents                                                     24,844,536           20,554,039

   Securities available for sale, at fair value                                      29,581,543           28,281,375
   Federal Home Loan Bank Stock                                                       2,312,000            2,312,000

   Total loans                                                                      325,952,756          285,374,451
   Allowance for loan losses                                                         (4,482,165)          (3,995,165)
                                                                                   ------------      ---------------
                                                                                    321,470,591          281,379,286

   Premises and equipment - net                                                      11,666,705            9,997,566
   Accrued interest receivable                                                        2,097,691            1,904,126
   Other assets                                                                         736,185              492,743
                                                                                   ------------       --------------

     Total Assets                                                                  $392,709,251         $344,921,135
                                                                                   ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                                           $ 36,191,301          $34,542,493
     Interest-bearing                                                               285,393,853          244,847,389
                                                                                    -----------          -----------
       Total                                                                        321,585,154          279,389,882
   Federal Home Loan Bank Borrowings                                                 35,000,000           30,000,000
   Accrued expenses and other liabilities                                             1,122,006            1,005,100
                                                                                   ------------         ------------
       Total liabilities                                                            357,707,160          310,394,982

   Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common stock, no par value, 9,500,000 shares
     authorized; 3,588,565 shares issued
     and outstanding as of March 31, 2000 and
     December 31, 1999.                                                              36,882,916           36,822,916
   Retained deficit                                                                  (1,434,197)          (1,960,810)
   Accumulated other comprehensive income                                              (446,628)            (395,953)
                                                                                    -----------          -----------
       Total shareholders' equity                                                    35,002,091           34,526,153
                                                                                     ----------          -----------

            Total liabilities and shareholders' equity                             $392,709,251         $344,921,135
                                                                                   ============         ============

--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Three Month Periods Ended March 31, 2000 and March 31, 1999
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                               Three Months             Three Months
                                                                                  ended                     ended
                                                                              March 31, 2000            March 31, 1999
                                                                              --------------            --------------
                                                                                (Unaudited)              (Unaudited)
Interest Income
   Loans, including fees                                                        $6,610,646               $3,278,369
   Investments                                                                     495,285                  356,783
                                                                               -----------                ---------
     Total interest income                                                       7,105,931                3,635,152

Interest expense
   Deposits                                                                      3,056,181                1,749,202
   Other                                                                           512,525                    2,485
                                                                               -----------              -----------
     Total interest expense                                                      3,568,706                1,751,687

Net interest income                                                              3,537,225                1,883,465

Provision for loan losses                                                         (487,000)                (450,000)

Net interest income after
provision for loan losses                                                        3,050,225                1,433,465

Noninterest income
   Service charges on deposit accounts                                             200,959                   89,514
   Gain (loss) on sale of loans                                                     39,321                  255,988
   Trust revenue                                                                   113,366                       --
   Other                                                                            52,004                   43,643
                                                                                 ---------                ---------
   Total noninterest income                                                        405,650                  389,145
Noninterest expense
   Salaries and benefits                                                         1,648,019                1,101,157
   Occupancy expense of premises                                                   255,264                  158,390
   Furniture and equipment expense                                                 262,996                  138,957
   Legal and professional fees                                                      51,044                   32,865
   Advertising                                                                      69,753                   40,424
   Data Processing                                                                  73,807                   42,386
   Shareholder Services                                                             18,174                    6,380
   Supplies                                                                        104,157                   67,671
   Other expense                                                                   446,048                  311,490
                                                                                  --------               ----------
     Total noninterest expenses                                                  2,929,262                1,899,720

Income/(Loss) before federal income tax                                            526,613                  (77,110)

Federal income tax                                                                       0                        0
                                                                                       ---                      ---

Net income/(loss)                                                                $ 526,613               $  (77,110)
                                                                                 =========               ==========
Basic and diluted income/(loss) per share                                              .15                     (.03)

Average shares outstanding                                                       3,558,565                2,435,125

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           Three Month Periods Ended March 31, 2000 and March 31, 1999
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                   Three Months           Three Months
                                                                                       ended                 ended
                                                                                   March 31, 2000         March 31, 1999
                                                                                   --------------         --------------
                                                                                     (Unaudited)           (Unaudited)
Cash flows from operating activities
   Net Income                                                                        $  526,613           $   (77,110)
   Adjustments to reconcile net loss to net
     cash from operating activities
       Depreciation and amortization                                                    249,464               137,209
   Provision for loan losses                                                            487,000               450,000
       Net change in
            Accrued interest receivable and other assets                               (437,007)              (75,524)
            Accrued expenses and other liabilities                                      143,011               143,520
                                                                                      ---------           -----------
                 Net cash from operating activities                                     969,081               578,095

Purchase of Cash flows from investing activities
   Net increase in loans                                                            (40,578,305)          (39,238,031)
   Purchase of Federal Home Loan Bank Stock                                                  --            (1,216,900)
   Purchases of securities available for sale                                        (1,371,656)           (4,000,000)
   Proceeds from maturities and calls of securities available for sale                       --            15,000,000
   Purchases of premises and equipment                                               (1,923,895)             (703,479)
                                                                                   ------------            ----------
   Net cash from investing activities                                               (43,873,856)          (30,158,410)

Cash flows from financing activities
   Net increase in deposits                                                          42,195,272            23,234,652
   Net increase (decrease) in short term borrowings                                          --            (2,000,000)
   Advances of Federal Home Loan Bank Borrowings                                     25,000,000            10,000,000
   Repayments of Federal Home Loan Bank Borrowings                                  (20,000,000)                   --
                                                                                    -----------           -----------
       Net cash from financing activities                                            47,195,272            31,234,652

Net change in cash and cash equivalents                                               4,290,497             1,654,337

Cash and cash equivalents at beginning of period                                     20,554,039            17,953,177
                                                                                     ----------           -----------
Cash and cash equivalents at end of period                                          $24,844,536           $19,607,514
                                                                                    ===========           ===========
Supplemental disclosures of cash flow information
     Cash paid during the period for interest                                      $  2,844,098           $ 1,775,073

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           Three Month Periods Ended March 31, 2000 and March 31, 1999
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                        Other             Total
                                                 Common            Retained         Comprehensive      Shareholders'
                                                 Stock             Deficit              Income            Equity
                                                --------           ---------        -------------      -------------
Balance, December 31, 1998                     $22,260,646        $(2,654,076)       $    4,818        $  19,611,388


Net loss for three months ended
March 31, 1999 (unaudited)                                            (77,110)                               (77,110)

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                                (53,448)             (53,448)
                                                                                                        ------------
Other comprehensive income                                                                                   (53,448)
                                                                                                        ------------

Comprehensive loss                                                                                          (130,558)
                                               -----------        ------------       ----------        -------------
Balance, March 31, 1999                        $22,260,646        $ (2,731,186)      $  (48,630)       $  19,480,830
                                               ===========        ============       ==========        =============



                                                                                     Accumulated
                                                                                        Other              Total
                                                 Common            Retained         Comprehensive      Shareholders'
                                                 Stock             Deficit             Income             Equity
                                               ---------          ----------         -----------        ----------
Balance, December 31, 1999                    $ 36,882,916        $ (1,960,810)      $ (395,953)          34,526,153


Net income for three months ended
March 31, 2000 (unaudited)                                             526,613                               526,613

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                                (50,675)             (50,675)
                                                                                     ----------             --------
     Other comprehensive income                                                         (50,675)             (50,675)
                                                                                     ----------             --------

Comprehensive income                                                                                         475,938
                                              ------------        ------------       ----------         ------------
Balance, March 31, 2000                       $ 36,882,916        $ (1,434,197)      $ (446,628)        $ 35,002,091
                                              ============        ============       ==========         ============

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2000 and March 31, 1999
                                   (unaudited)
--------------------------------------------------------------------------------


NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 20, 2000, containing financial statements for the year ended December 31, 1999.


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

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2000 and March 31, 1999
                                   (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale

                                                                         Gross              Gross
                                                     Amortized        Unrealized         Unrealized        Fair
                                                       Cost              Gains              Losses        Values
                                                     ---------        ----------         ----------      --------
March 31, 2000 (Unaudited)
     U.S. Treasury securities and                  $28,928,489        $    590          $ (675,389)     $28,253,690
       obligations of U.S. Government
       corporation and agencies
     Tax Exempt Municipal Bonds                      1,329,763           3,127              (5,037)       1,327,853
                                                   -----------        --------          ----------      -----------
       Total Securities                            $30,258,252        $  3,717          $ (680,426)     $29,581,543
                                                   ===========        ========          ==========      ===========


December 31, 1999
   U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                     $27,925,926                          $ (589,036)     $27,336,890
   State and municipal bonds                           955,377        $    852             (11,744)         944,485
                                                   -----------        --------          ----------      -----------
                                                   $28,881,303        $    852          $ (600,780)     $28,281,375
                                                    ==========        ========          ==========      ===========

Contractual maturities of debt securities at March 31, 2000, were as follows. No held-to-maturity securities existed at March 31, 2000. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Available-for-Sale Securities
                                                                                  -----------------------------
                                                                                  Amortized            Fair
                                                                                    Cost              Values
                                                                                  ---------          --------
     Due from one to five                                                        $19,984,497       $19,597,490
     Due from five to ten                                                          8,943,992         8,656,200
     Due after ten years                                                           1,329,763         1,327,853
                                                                                 -----------       -----------
       Total                                                                     $30,258,252       $29,581,543
                                                                                  ==========        ==========

--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2000 and March 31, 1999
                                   (unaudited)
--------------------------------------------------------------------------------


NOTE 5 - LOANS

Loans are as follows:

                                                                                 March 31,        December 31,
                                                                                  2000               1999
                                                                                ----------        ----------
                                                                                (Unaudited)
     Commercial                                                                 $231,615,620      $201,391,721
     Mortgage                                                                     49,494,376        44,734,529
     Consumer                                                                     44,842,760        39,248,201
                                                                                ------------     -------------
                                                                                 325,952,756       285,374,451
     Allowance for loan losses                                                    (4,482,165)       (3,995,165)
                                                                                ------------     -------------
                                                                                $321,470,591     $ 281,379,286
                                                                                ============     =============

Activity in the allowance for loan losses is as follows:

                                                                                    Three              Three
                                                                                    months             months
                                                                                    ended              ended
                                                                                   March 31,          March 31,
                                                                                    2000               1999
                                                                                 ----------          ---------
                                                                                 (Unaudited)        (Unaudited)
     Balance at beginning of period                                               $3,995,165        $2,030,000
       Provision charged to operating expense                                        487,000           450,000
                                                                                  ----------        ----------
     Balance at end of period                                                     $4,482,165        $2,480,000
                                                                                  ==========        ==========

--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2000 and March 31, 1999
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                                                  March 31          December 31
                                                                                    2000               1999
                                                                                    ----               ----
Land                                                                            $  1,869,218        $1,574,218
Building and improvements                                                          6,053,369         4,915,252
Furniture and equipment                                                            5,007,252         4,516,473
                                                                                ------------       -----------
                                                                                  12,929,839        11,005,943
Less accumulated depreciation                                                     (1,263,134)       (1,008,377)
                                                                                ------------       -----------
                                                                                 $11,666,705        $9,997,566
                                                                                 ===========        ==========

NOTE 7 - DEPOSITS

Deposits are summarized as follows:

                                                                                  March 31          December 31
                                                                                   2000                1999
                                                                                   ----                ----
   Noninterest-bearing demand deposit accounts                                  $ 36,191,301      $ 34,542,493
   Money market account                                                          110,101,540       100,642,349
   NOW and Super NOW accounts                                                     42,393,162        43,237,004
   Savings accounts                                                                8,837,950         7,411,691
   Certificates of deposit                                                       124,061,201        93,556,345
                                                                                 -----------      ------------
                                                                                $321,585,154      $279,389,882
                                                                                ============      ============

NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. As a result, the Bank now has availability to Federal Home Loan Bank advances as an additional funding resource. Maturity dates and interest rates on these advances are as follows:

                                                                        March 31           December 31
                                                                          2000                 1999
   Maturity Date              Interest Rate                               ----                 ----
   -------------              -------------
   March 27, 2000             5.44% (initial rate)                             0            $5,000,000
   June 19, 2000              5.65% (initial rate)                             0             5,000,000
   June 26, 2000              3.85% (initial rate)                             0             5,000,000
   April 1, 2002              5.63% (fixed)                            3,000,000             3,000,000
   March 31, 2003             5.77% (fixed)                            3,000,000             3,000,000
   March 30, 2004             5.84% (fixed)                            4,000,000             4,000,000
   Sept. 1, 2009              5.80% (fixed)                            5,000,000             5,000,000
   January 7, 2005            6.68% (fixed)                            5,000,000                     0
   January 7, 2005            6.465% (fixed)                           5,000,000                     0
   March 23, 2010             5.99% (fixed)                           10,000,000                     0
                                                                     -----------           -----------
                                                                     $35,000,000           $30,000,000
                                                                     ===========           ===========

Each advance is payable in full at its respective maturity date. These advances were required to be collateralized by at least $56,000,000 of the Bank's first mortgage loans under a blanket loan arrangement at March 31, 2000.

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                March 31, 2000 (unaudited) and December 31, 1999
--------------------------------------------------------------------------------


NOTE 9 - REGULATORY MATTERS

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restorations required

At March 31, 2000 and December 31, 1999, actual capital levels (in thousands) and minimum required levels for the Company and the Bank were:

                                                                                                            To Be Well
                                                                             Minimum Required            Capitalized Under
                                                                               For Capital               Prompt Corrective
                                                      Actual                 Adequacy Purposes          Action Regulations
                                                      ------                 -----------------          ------------------
March 31, 2000                                 Amount       Ratio           Amount       Ratio          Amount       Ratio
--------------                                 ------       -----           ------       -----          ------       -----
Total capital (to risk weighted assets)
    Consolidated                              $39,931       12.2%           $26,100       8.0%          $32,626      10.0%
    Bank                                       38,066       12.2             26,097       8.0            32,622      10.0
Tier 1 capital (to risk weighted assets)
    Consolidated                               35,449       10.9             13,050       4.0            19,575       6.0
    Bank                                       33,584       10.9             13,049       4.0            19,573       6.0
Tier 1 capital (to average assets)
    Consolidated                               35,449        9.8             14,452       4.0            18,065       5.0
    Bank                                       33,584        9.4             14,451       4.0            18,064       5.0

December 31, 1999
-----------------
Total capital (to risk weighted assets)
    Consolidated                              $38,358       14.0%           $21,989       8.0%          $27,489      10.0%
    Bank                                       33,463       12.2             21,992       8.0            27,491      10.0
Tier 1 capital (to risk weighted assets)
    Consolidated                               34,922       12.7             10,994       4.0            16,491       6.0
    Bank                                       30,027       10.9             10,996       4.0            16,494       6.0
Tier 1 capital (to average assets)
    Consolidated                               34,922       10.8             12,940       4.0            16,175       5.0
    Bank                                       30,027        9.4             12,811       4.0            16,014       5.0

The Company and the Bank were categorized as well capitalized at March 31, 2000 and at year-end 1999.

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

     The Company has experienced rapid and substantial growth since opening in November 1997. At March 31, 2000, the Bank had thirteen branch banking offices and two service facilities. The Company completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. In June 1999, the Company completed an offering of common stock to its shareholders resulting in net proceeds of $14.6 million.

     The Bank established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of March 31, 2000, had assets of approximately $208 million.

Financial Condition

     Total assets of the Company increased by $47,788,116 to $392,709,251 at March 31, 2000 from $344,921,135 at December 31, 1999. The increase in assets is primarily attributable to the Bank continuing to attract customer deposits and then lending and otherwise investing these funds. The number of deposit accounts increased from approximately 27,000 at December 31, 1999, to approximately 30,000 deposit accounts at March 31, 2000. Management attributes the strong growth in deposits to quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of branches.

     Cash and cash equivalents, which include federal funds sold and short-term investments, increased $4,290,497 to $24,844,536 at March 31, 2000, from $20,554,039 at December 31, 1999. The increase is due to an increase in deposits on the last day of the quarter. These funds will be used as a means to fund future loan growth.

     Securities available for sale increased $1,300,168 to $29,581,543 at March 31, 2000 from $28,281,375 at December 31, 1999. The increase is the result of purchasing additional securities as a means of strengthening the Bank's liquidity ratio.

     Total loans increased $40,578,305 to $325,952,756 at March 31, 2000 from $285,374,451 to December 31, 1999, or 11.7%. Commercial loans increased $30,223,899 from $201,391,721 at December 31, 1999 to $231,615,620 at March 31,
2000, an increase of 15%. Commercial loans account for approximately 71% of the Bank's total loan portfolio.

     The  allowance  for  loan  losses  as of  March  31,  2000  was  $4,482,165 representing approximately 1.38% of gross loans outstanding, compared to $3,995,165 at December 31, 1999. The Bank has not experienced any material credit losses as of March 31, 2000.

     Bank premises and equipment increased to $11,666,705 at March 31, 2000 from $9,997,566 at December 31, 1999. The increase resulted primarily from the purchase of a branch facility operated by the Bank and located at 699 E. 16th Street in Holland. The Bank previously leased this facility.

     Deposits increased to $321,585,154 at March 31, 2000, from $279,389,882 at December 31, 1999. This was primarily as a result of deposits being obtained from new customers of the Bank. Noninterest bearing demand deposit accounts increased by $1,648,808 to $36,191,301 at March 31, 2000 from $34,542,493 at
December 31, 1999. These accounts are comprised primarily of business checking accounts and represented approximately 10% of total deposits at March 31, 2000.

Results of Operations

     Net income for the quarter ended March 31, 2000, was $526,613, an increase of $603,723 over the same period last year. The primary reason for the increase in income is due to the continued growth of the Company resulting in an increase of net interest income. Net interest income for the quarter ended March 31, 2000 was $3,537,225 and $1,883,465 for the quarter ended March 31, 1999. Interest income for the quarter ended March 31, 2000 was $7,105,931, related to interest income on securities, loans and interest earning deposits. Interest expense was $3,568,706 for the quarter ended 2000, related to interest incurred on interest bearing deposits, fed funds purchased and Federal Home Loan Bank advances.

     The Company had an allowance for loan losses of approximately 1.38% of total loans at March 31, 2000. The provision for loan losses for the quarter ended March 31, 2000 was $487,000. This amount was provided as a result of the increase in the total loan portfolio. Management considers it prudent during the first years of operations to provide for loan losses at a level which is consistent with levels maintained by banks with similar loan portfolios.
Management will continue to monitor its loan loss performance and adjust its loan loss reserve to more closely align itself to its own history of loss experience.

     Non-interest income for the quarter ended March 31, 2000 was $405,650, an increase of $16,505 over the same period last year. Gains on sales of loans decreased by $216,667 to $39,321 at March 31, 2000, from $255,988 at March 31,
1999. The decrease can be attributed primarily to a decline in refinancing of residential mortgages as a result of recent market rate increases. Another component of non-interest income is service charges on deposit accounts which increased by $111,445 to $200,959 at March 31, 2000 from $89,514 at March 31,
1999. This is the result of an increase in the number of deposit accounts to approximately 30,000 at March 31, 2000 from approximately 17,000 at March 31, 1999. Trust revenues also contributed to non-interest income. The Trust Department began business on January 3, 1999. Trust revenues for the quarter ended March 31, 2000 were $113,366 compared to no revenues for the quarter ended March 31, 1999. Trust revenues continue to improve each quarter, commensurate with the growth of trust assets.

     Non-interest expense for the quarter ended March 31, 2000 was $2,929,262, compared to $1,899,728 at March 31, 1999, an increase of $1,029,534. The increase in the main components of non-interest expense can be attributed primarily to the growth of the Bank and building the infrastructure for future growth. The main components of non-interest expense were primarily salaries and benefits which totaled $1,648,019, an increase of $546,862 over March 31, 1999 of $1,101,157. Other significant components of non-interest expense consisted of occupancy and equipment expenses, supplies, data processing advertising and legal and accounting fees. These components, in aggregate, totaled to $817,021 at March 31, 2000, an increase of $336,328 from $480,693 at March 31, 1999.

Liquidity and Capital Resources

     The Company obtained its initial equity capital as a result of a private placement on behalf of the Bank to investors in November, 1997. The Company raised additional equity capital of $14.1 million in its initial public offering completed in April, 1998. As a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% through the end of the third year of operations. The Bank will complete its third year of operations on November 25, 2000. At March 31, 1999, the Bank's Tier 1 Capital as a percent of total assets was 8.43% Due to the rapid growth of the Bank, additional equity capital was required. In June 1999, the Company raised $14.6 million of equity capital net proceeds in an offering made to the Company's shareholders. The Company contributed $10 million from the proceeds of this offering to the Bank's capital. Due to continued growth of the Bank, an additional $3 million was contributed to the Bank from the Company's cash reserves of approximately $5 million. At March 31, 2000, the Bank's Tier 1 Capital as a percent of total assets was 8.44%.

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

Year 2000 Compliance  -

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

Asset Liability Management and Market Risk Analysis

     Asset liability management aids the Company in maintaining liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. Certain savings accounts and interest bearing checking accounts are shown as repricing other than contractually due to the stability of these products in a rate changing environment. Management monitors the Company's exposure to interest rate changes using a GAP analysis. The following table illustrates the Company's GAP position at various intervals (in thousands) at March 31, 2000.

                                            Less than
                                            3 Months          3 - 12 Months     1 - 5 Years      Over 5 Years         Total
Assets:
    Loans-Fixed                                15,888            26,880          117,114             26,223          186,105
    Loans-Variable                            119,885               323           17,159              2,479          139,846
    Taxable Securities                              -                 -           28,254                  -           28,254
    Tax-Exempt Securities                           -                 -                -              1,328            1,328
    Other Securities                                -                 -                -              2,312            2,312
    Federal Funds Sold                          1,500                 -                -                  -            1,500
    Loan Loss Reserve                               -                 -                -                  -           (4,482)
    Cash & Due From Banks                           -                 -                -                  -           23,345
    Fixed Assets                                    -                 -                -                  -           11,667
    Other Assets                                    -                 -                -                  -            2,834
                                          -----------        ----------       ----------          ---------        ---------
TOTAL                                         137,273            27,203          162,527             32,342          392,709

Liabilities:
    CD's 100M and Over                         35,065            25,887           11,601                  -           72,553
    CD's-Less than 100M                         7,061            19,514           19,033                  -           45,608
    Repo's & Borrowed Money                         -                 -           20,000             15,000           35,000
    Savings & IRA's                             2,495             1,736           10,344                788           15,363
    NOW & MMDA's                               78,930                 -           72,940                  -          151,870
    Non-Interest Bearing Deposits                   -                 -                -                  -           36,191
    Other Liabilities & Equity                      -                 -                -                  -           36,124
                                          -----------        ----------       ----------          ---------        ---------
                                              123,551            47,137          133,918             15,788          392,709
TOTAL

Period Gap:                                    13,722           (19,934)           28,609             16,554
Cumulative Gap:                                13,722            (6,212)           22,397             38,951
Cumulative Gap/Total Assets                     3.49%             -1.58%            5.70%              9.92%

RSA/RSL                                          1.11              0.58             1.21               2.05
Cumulative RSA/RSL                               1.11              0.96             1.07               1.12

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

None.


Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b)  Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.



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


DATE:    May 12, 2000