Form 10-Q
period 2000-06-30
MACATAWA BANK CORP
filed 2000-08-11
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                   -----------


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,588,565 shares of the Company's Common Stock (no par value) were outstanding as of August 4, 2000.

Transitional Small Business Disclosure Format (check one):  Yes_____  No___X___

                                      INDEX




                                                                         Page
                                                                       Number(s)

Part I.      Financial Information (unaudited):

             Item 1.
             Condensed Consolidated Financial Statements                    3
             Notes to Condensed Consolidated Financial Statements           7

             Item 2.
             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 12

             Item 3.
             Quantitative and Qualitative Disclosures                      16
             About Market Risk

Part II.     Other Information

             Item 1.
             Legal Proceedings                                             17

             Item 2.
             Changes in Securities and Use of Proceeds                     17

             Item 3.
             Defaults Upon Senior Securities                               17

             Item 4.
             Submission of Matters to a Vote of Security Holders           17

             Item 5.
             Other Information                                             17

             Item 6.
             Exhibits and Reports on Form 8-K                              17


Signatures                                                                 18

Part I   Financial Information

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              As of June 30, 2000 (unaudited) and December 31, 1999

--------------------------------------------------------------------------------

                                                                                      June 30,          December 31,
                                                                                       2000                1999
                                                                                   ------------        -------------
                                                                                    (Unaudited)
ASSETS
   Cash and due from banks                                                         $ 22,353,486       $  20,554,039
   Securities available for sale, at fair value                                      36,059,497          28,281,375
   Federal Home Loan Bank Stock                                                       2,312,000           2,312,000

   Total loans                                                                      346,954,741         285,374,451
   Allowance for loan losses                                                         (5,044,595)         (3,995,165)
                                                                                 --------------      --------------
                                                                                    341,910,146         281,379,286

   Premises and equipment - net                                                      11,905,819           9,997,566
   Accrued interest receivable                                                        2,431,465           1,904,126
   Other assets                                                                       1,361,642             492,743
                                                                                 --------------      --------------
     Total Assets                                                                  $418,334,055        $344,921,135
                                                                                 ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                                         $   39,421,962        $ 34,542,493
     Interest-bearing                                                               295,589,030         244,847,389
                                                                                 --------------      --------------
       Total                                                                        335,010,992         279,389,882
   Fed funds purchased                                                                6,000,000                  --
   Federal Home Loan Bank borrowings                                                 40,000,000          30,000,000
   Accrued expenses and other liabilities                                             1,486,807           1,005,100
                                                                                 --------------      --------------
       Total liabilities                                                            382,497,799         310,394,982

   Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common stock, no par value, 9,500,000 shares authorized;
     3,588,565 shares issued and outstanding as of
     June 30, 2000 and December 31, 1999.                                            36,882,916          36,882,916
   Retained deficit                                                                   ( 610,873)         (1,960,810)
   Accumulated other comprehensive income (loss)                                      ( 435,787)           (395,953)
                                                                                 --------------      --------------
       Total shareholders' equity                                                    35,836,256          34,526,153
                                                                                 --------------      --------------
            Total liabilities and shareholders' equity                             $418,334,055        $344,921,135
                                                                                 ==============      ==============

--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        Three and Six Month Periods Ended June 30, 2000 and June 30, 1999
                                   (unaudited)

--------------------------------------------------------------------------------

                                                        Three Months       Three Months        Six Months        Six Months
                                                           Ended               Ended             Ended             Ended
                                                       June 30, 2000       June 30, 1999     June 30, 2000     June 30, 1999
                                                       -------------       -------------     -------------     -------------
                                                        (unaudited)         (unaudited)       (unaudited)       (unaudited)
Interest Income
   Loans, including fees                                $7,808,196          $4,289,772       $14,418,842        $7,568,141
   Investments                                             559,395             373,450         1,054,680           730,233
                                                       -----------         -----------      ------------       -----------
      Total interest income                              8,367,591           4,663,222        15,473,522         8,298,374

Interest expense
   Deposits                                              3,643,011           2,010,155         6,699,192         3,759,357
   Other                                                   645,555             181,751         1,158,080           184,236
                                                       -----------         -----------      ------------       -----------
      Total interest expense                             4,288,566           2,191,906         7,857,272         3,943,593

Net interest income                                      4,079,025           2,471,316         7,616,250         4,354,781
Provision for loan losses                                 (595,000)           (545,000)       (1,082,000)         (995,000)
                                                       -----------         -----------      ------------       -----------
Net interest income after provision
for loan losses                                          3,484,025           1,926,316         6,534,250         3,359,781

Noninterest income
   Service charges on deposit accounts                     238,196             118,225           439,155           207,739
   Gain on sale of loans                                    95,860             168,406           135,181           424,394
   Trust revenue                                           134,821              45,232           248,187            58,210
   Other                                                    48,855              30,717           100,859            61,382
                                                       -----------         -----------      ------------       -----------
   Total noninterest income                                517,732             362,580           923,382           751,725

Noninterest expense
   Salaries and benefits                                 1,705,232           1,246,298         3,353,251         2,347,455
   Occupancy expense of premises                           308,700             183,790           563,964           342,180
   Furniture and equipment expense                         294,962             160,324           557,958           299,281
   Legal and professional fees                             102,312              35,624           153,356            68,489
   Advertising                                              75,001              74,704           144,754           115,128
   Data processing                                          71,774              44,455           145,581            86,841
   Shareholder services                                     33,325              63,399            51,499            69,779
   Supplies                                                 71,401              81,996           175,558           149,667
   Other expense                                           515,726             354,190           961,774           665,680
                                                       -----------         -----------      ------------       -----------
      Total noninterest expenses                         3,178,433           2,244,780         6,107,695         4,144,500

Income/(loss) before federal income tax                    823,324              44,116         1,349,937           (32,994)

Federal income tax                                               0                   0                 0                 0
                                                       -----------         -----------      ------------       -----------
Net income/(loss)                                      $   823,324         $    44,116      $  1,349,937       $   (32,994)
                                                       ===========         ===========      ============       ===========
Comprehensive Income (Loss)                            $   834,165         $  (142,339)     $  1,310,103       $  (272,897)
                                                       ===========         ===========      ============       ===========
Basic income/(loss) per share                          $       .23         $       .02      $        .38       $      (.01)

Diluted income/(loss) per share                        $       .23         $       .02      $        .37       $      (.01)

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             Six Month Periods Ended June 30, 2000 and June 30, 1999
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                      Six Months              Six Months
                                                                                          Ended                 Ended
                                                                                     June 30, 2000          June 30, 1999
                                                                                     -------------          -------------
                                                                                      (unaudited)            (unaudited)
Cash flows from operating activities
   Net income                                                                       $  1,349,937           $   (32,994)
   Adjustments to reconcile net income (loss) to net
      cash from operating activities
         Depreciation and amortization                                                   584,381               314,042
         Provision for loan losses                                                     1,082,000               995,000
         Net change in
             Accrued interest receivable and other assets                             (1,396,238)             (305,771)
             Accrued expenses and other liabilities                                      502,227               208,712
                                                                                    ------------          ------------
               Net cash from operating activities                                      2,122,307             1,178,989

Cash flows from investing activities
   Net increase in loans                                                             (61,612,860)          (79,657,109)
   Purchase of Federal Home Loan Bank Stock                                                  ---            (2,312,000)
   Purchases of securities available for sale                                         (7,826,998)           (8,000,000)
   Proceeds from maturities and calls of securities available for sale                       ---            15,000,000
   Purchases of premises and equipment                                                (2,504,112)           (1,667,584)
                                                                                    ------------          ------------
   Net cash from investing activities                                                (71,943,970)          (76,636,693)

Cash flows from financing activities
   Net increase in deposits                                                           55,621,110            50,554,158
   Net increase (decrease) in short term borrowings                                    6,000,000            (2,000,000)
   Advances of Federal Home Loan Bank Borrowings                                      40,000,000            16,000,000
   Repayments of Federal Home Loan Bank Borrowings                                   (30,000,000)           14,636,431
                                                                                    ------------          ------------
      Net cash from financing activities                                              71,621,110            79,190,589

Net change in cash and cash equivalents                                                1,799,447             3,732,885

Cash and cash equivalents at beginning of period                                      20,554,039            17,953,177
                                                                                    ------------          ------------
Cash and cash equivalents at end of period                                           $22,353,486           $21,686,062
                                                                                    ============          ============
Supplemental disclosures of cash flow information
      Cash paid during the period for interest                                      $  7,372,615          $  3,843,524

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             Six Month Periods Ended June 30, 2000 and June 30, 1999
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                               Accumulated
                                                                                  Other             Total
                                                 Common        Retained       Comprehensive     Shareholders'
                                                  Stock         Deficit       Income(Loss)         Equity
                                                --------       --------       -------------     ------------
Balance, December 31, 1998                    $22,260,646     $(2,654,076)     $    4,818       $19,611,388

Proceeds from sale of stock                   $14,636,431                                        14,636,431

Net loss for six months ended
June 30, 1999 (unaudited)                                         (32,994)                          (32,994)

Other comprehensive income (loss), net of tax:
   Unrealized gains/losses on securities                                         (239,903)         (239,903)
                                                                                                -----------
   Comprehensive loss                                                                              (272,897)
                                              -----------     -----------    ------------       -----------
Balance, June 30, 1999                        $36,897,077     $(2,687,070)   $   (235,085)      $33,974,922
                                              ===========     ===========    ============       ===========


                                                                               Accumulated
                                                                                  Other             Total
                                                 Common        Retained       Comprehensive     Shareholders'
                                                  Stock         Deficit       Income(Loss)         Equity
                                               ---------       ---------      -------------     ------------
Balance, December 31, 1999                    $36,882,916     $(1,960,810)   $   (395,953)      $34,526,153

Net income for six months ended
June 30, 2000 (unaudited)                                       1,349,937                         1,349,937

Other comprehensive income (loss), net of tax:
   Unrealized gains/losses on securities                                          (39,834)          (39,834)
                                                                                                -----------
   Comprehensive income                                                                           1,310,103
                                              -----------     -----------    ------------       -----------
Balance, June 30, 2000                        $36,882,916     $  (610,873)   $   (435,787)      $35,836,256
                                              ===========     ===========    ============       ===========

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

--------------------------------------------------------------------------------

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 20, 2000, containing financial statements for the year ended December 31, 1999.

NOTE 2 EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters and six-months ended June 30, 2000 and June 30, 1999 are as follows:

                                              Three Months       Three Months        Six Months         Six Months
                                                  Ended              Ended              Ended             Ended
                                              June 30, 2000      June 30, 1999      June 30, 2000     June 30, 1999
                                              -------------      -------------      -------------     -------------
Basic earnings (loss) per share
   Net income (loss)                          $  823,324         $    44,116         $1,349,937        $   (32,994)
                                              ----------         -----------         ----------        -----------
   Weighted average common
       shares outstanding                      3,588,565           2,777,354          3,588,565          2,607,185
                                              ----------         -----------         ----------        -----------
   Basic earnings (loss) per share            $     0.23         $      0.02         $     0.38        $     (0.01)
                                              ==========         ===========         ==========        ===========
Diluted earnings (loss) per share
   Net income (loss)                          $  823,324         $    44,116         $1,349,937        $   (32,994)
                                              ----------         -----------         ----------        -----------
   Weighted average common
       shares outstanding                      3,588,565           2,777,354          3,588,565          2,607,185
   Add:  Dilutive effects of assumed
      exercise of stock options                   13,100              19,055             16,617
                                              ----------         -----------         ----------        -----------
   Weighted average common and
      dilutive potential common
      shares outstanding                       3,601,665           2,796,409          3,605,182          2,607,185
                                              ----------         -----------         ----------        -----------
   Diluted earnings (loss) per share          $     0.23         $      0.02         $     0.37        $     (0.01)
                                              ==========         ===========         ==========        ===========

Stock options for 76,000 shares of common stock were not considered in computing diluted earnings per share for the quarter and six-months ended June 30, 2000 because they were antidilutive. Stock options for 56,000 shares of common stock were not considered in computing diluted earnings (loss) per share for the quarter and six-months ended June 30, 1999 because they were antidilutive.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Macatawa Bank Corporation (the "Company), and its wholly-owned subsidiary, Macatawa Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

--------------------------------------------------------------------------------

NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale
                                                                       Gross              Gross
                                                     Amortized       Unrealized         Unrealized           Fair
                                                        Cost            Gains            Losses             Values
June 30, 2000 (Unaudited)
     U.S. Treasury securities and
     obligations of U.S. Government
       corporation and agencies                    $34,931,932       $     ---          $  (679,922)       $34,252,010
     Tax Exempt Municipal Bonds                      1,787,847          20,197                 (557)         1,807,487
                                                   -----------       ---------          -----------        -----------
       Total Securities                            $36,719,779       $  20,197          $  (680,479)       $36,059,497
                                                   ===========       =========          ===========        ===========


                                                                       Gross              Gross
                                                     Amortized       Unrealized         Unrealized           Fair
                                                       Cost            Gains              Losses            Values
December 31, 1999
U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                     $27,925,926                          $  (589,036)       $27,336,890
State and municipal bonds                              955,377       $     852              (11,744)           944,485
                                                   -----------       ---------          -----------        -----------
                                                   $28,881,303       $     852          $  (600,780)       $28,281,375
                                                   ===========       =========          ===========        ===========

Contractual maturities of debt securities at June 30, 2000, were as follows. No held-to-maturity securities existed at June 30, 2000. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Available-for-Sale Securities
                                                                                      -----------------------------
                                                                                 Amortized                    Fair
                                                                                   Cost                      Values
                                                                                 ---------                  --------
     Due from one to five                                                        $34,931,932               $34,252,010
     Due from five to ten                                                            215,109                   217,420
     Due after ten years                                                           1,572,738                 1,590,067
                                                                                 -----------               -----------
       Total                                                                     $36,719,779               $36,059,497
                                                                                 ===========               ===========

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

--------------------------------------------------------------------------------


NOTE 5 - LOANS

Loans are as follows:

                                                                                  June 30,         December 31,
                                                                                   2000                1999
                                                                                ----------         -----------
                                                                                (Unaudited)
     Commercial                                                                 $243,590,858      $201,391,721
     Mortgage                                                                     52,755,782        44,734,529
     Consumer                                                                     50,608,101        39,248,201
                                                                                ------------      ------------
                                                                                 346,954,741       285,374,451
     Allowance for loan losses                                                    (5,044,595)       (3,995,165)
                                                                                ------------      ------------
                                                                                $341,910,146      $281,379,286
                                                                                ============      ============

Activity in the allowance for loan losses is as follows:

                                                                                     Six               Six
                                                                                    months            months
                                                                                    ended             ended
                                                                                   June 30,          June 30,
                                                                                     2000              1999
                                                                                 ------------      ----------
                                                                                 (Unaudited)       (Unaudited)
     Balance at beginning of period                                               $3,995,165        $2,030,000
       Provision charged to operating expense                                      1,082,000           995,000
       Charge-offs                                                                   (32,570)             (507)
                                                                                 -----------       -----------
     Balance at end of period                                                     $5,044,595        $3,024,493
                                                                                 ===========       ===========

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

--------------------------------------------------------------------------------

NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                                                   June 30         December 31
                                                                                     2000             1999
                                                                                ------------       -----------
Land                                                                            $  1,869,218        $1,574,218
Building and improvements                                                          6,482,629         4,915,252
Furniture and equipment                                                            5,158,208         4,516,473
                                                                                ------------       -----------
                                                                                  13,510,055        11,005,943
Less accumulated depreciation                                                     (1,604,236)       (1,008,377)
                                                                                ------------       -----------
                                                                                 $11,905,819        $9,997,566
                                                                                ============       ===========

NOTE 7 - DEPOSITS

Deposits are summarized as follows:

                                                                                   June 30          December 31
                                                                                     2000               1999
                                                                                ---------------  ---------------
Noninterest-bearing demand deposit accounts                                     $ 39,421,962        $ 34,542,493
Money market account                                                             111,350,668         100,642,349
NOW and Super NOW accounts                                                        41,680,129          43,237,004
Savings accounts                                                                   9,820,745           7,411,691
Certificates of deposit                                                          132,737,488          93,556,345
                                                                                ------------       -------------
                                                                                $335,010,992        $279,389,882
                                                                                ============       =============

NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. As a result, the Bank now has the availability of Federal Home Loan Bank advances as an additional funding resource. Maturity dates and interest rates on these advances are as follows:

                                                                               June 30            December 31
Maturity Date              Interest Rate                                        2000                  1999
-------------              -------------                                     -----------          -----------
March 27, 2000             5.44% (initial rate)                                        0           $5,000,000
June 19, 2000              5.65% (initial rate)                                        0            5,000,000
June 26, 2000              3.85% (initial rate)                                        0            5,000,000
July 27, 2000              6.21% (initial rate)                                5,000,000                    0
April 1, 2002              5.63% (fixed)                                       3,000,000            3,000,000
March 31, 2003             5.77% (fixed)                                       3,000,000            3,000,000
March 30, 2004             5.84% (fixed)                                       4,000,000            4,000,000
January 7, 2005            6.68% (fixed)                                       5,000,000                    0
January 7, 2005            6.465% (fixed)                                      5,000,000                    0
Sept. 1, 2009              5.80% (fixed)                                       5,000,000            5,000,000
March 23, 2010             5.99% (fixed)                                      10,000,000                    0
                                                                             -----------          -----------
                                                                             $40,000,000          $30,000,000
                                                                             ===========          ===========

Each advance is payable in full at its respective maturity date. These advances were required to be collateralized by securities totaling $33,000,000 and at least $31,000,000 of the Bank's first mortgage loans under a blanket loan arrangement at June 30, 2000.

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restorations are required.

At June 30, 2000 and December 31, 1999, actual capital levels (in thousands) and minimum required levels for the Company and the Bank were:

                                                                                                 To Be Well
                                                                     Minimum Required         Capitalized Under
                                                                       For Capital            Prompt Corrective
                                                    Actual          Adequacy Purposes        Action Regulations
June 30, 2000                                  Amount    Ratio      Amount       Ratio        Amount     Ratio
-------------                                  ------    -----      ------       -----        ------     -----
Total capital (to risk weighted assets)
    Consolidated                               $40,616   11.7%      $27,803      8.0%         $34,754     10.0%
    Bank                                        39,699   11.4        27,799      8.0           34,749     10.0
Tier 1 capital (to risk weighted assets)
    Consolidated                                36,272   10.4        13,902      4.0           20,852      6.0
    Bank                                        35,355   10.2        13,900      4.0           20,849      6.0
Tier 1 capital (to average assets)
    Consolidated                                36,272    8.9        16,304      4.0           20,380      5.0
    Bank                                        35,355    8.7        16,304      4.0           20,380      5.0

December 31,1999
Total capital (to risk weighted assets)
    Consolidated                               $38,358   14.0%      $21,989      8.0%         $27,489     10.0%
    Bank                                        33,463   12.2        21,992      8.0           27,491     10.0
Tier 1 capital (to risk weighted assets)
    Consolidated                                34,922   12.7        10,994      4.0           16,491     6.0
    Bank                                        30,027   10.9        10,996      4.0           16,494     6.0
Tier 1 capital (to average assets)
    Consolidated                                34,922   10.8        12,940      4.0           16,175     5.0
    Bank                                        30,027    9.4        12,811      4.0           16,014     5.0

The Company and the Bank were categorized as well capitalized at June 30, 2000 and at year-end 1999.

Additionally, as a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% through the third year of operations. At June 30, 2000, the Bank's Tier 1 Capital as a percent of total assets was 8.38%.

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

The Company has experienced rapid and substantial growth since opening in November 1997. At June 30, 2000, the Bank had thirteen branch banking offices and two service facilities. The Company completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. In June 1999, the Company completed an offering of common stock to its shareholders resulting in net proceeds of $14.6 million.

The Bank established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of June 30, 2000, had assets of approximately $206 million.

Financial Condition

At June 30, 2000, total assets of the Company were $418.3 million, an increase of $73.4 million, or 21.3% from December 31, 1999. The continued trend of strong asset growth reflects the Banks' continuing acceptance in its community markets. Management expects the growth trend in assets to continue at a fairly rapid double-digit pace, but at a lesser rate than the six month year-to-date annualized growth rate of 42%. The asset growth was primarily in loans and securities, but also included increases in premises and equipment and cash and due from banks.

Total loans, which were $346.9 million at June 30, 2000, increased by $61.6 million, or 21.6% from year-end. The growth included commercial loans of $42.2 million, consumer loans of $11.4 million, and mortgage loans of $8.0 million. Commercial loans comprise 70% of total loans at June 30, 2000, down 1% from year-end. Consumer loans increased to 15% from 14%, while mortgages remained at 15% of total loans. It is anticipated that strong commercial loan demand in the Bank's market will continue to lead the overall loan growth.

Securities available for sale of $36.1 million represent an increase of $7.8 million, or 27.5%. The growth in securities is consistent with maintaining the Banks' liquidity ratio in conjunction with deposit growth.

Premises and equipment totaled $11.9 million at quarter-end, an increase of $1.9 million from December 31, 1999. The increase reflects expansion of the Banks' investment in facilities and equipment required to support the customer growth. The investment in branch premises includes the purchase of a previously leased branch facility operated by the Bank at 699 E. 16th Street in Holland, as well as the construction-in-process of a full service branch in Douglas to replace a leased, startup storefront facility.

Cash and due from banks of $22.4 million at quarter end was an increase of $1.8 million, or 8.7% from year-end. The increase was a result of increased cash held in correspondent banks necessary to meet the Federal Reserve required reserve limits. Reserve limits are determined by periodic review of the Banks' deposit levels and appropriate reserve amounts as defined by the Federal Reserve regulations.

The allowance for loan losses totaled $5.0 million at June 30, 2000, an increase of $1.0 million from December 31, 1999. The Bank provides a loan loss provision on a regular basis consistent with its' loan growth. The allowance for loan losses as a ratio of total loans was 1.45% at June 30, 2000, as compared to 1.40% at December 31, 1999. While the Bank has not experienced any material credit losses in its portfolios as of June 30, 2000, management recognizes that the Bank's loan portfolios are relatively unseasoned, and no trend of losses has been established. Given additional time, the effects of increasing interest rates on borrowers, and potential economic weakness, the Bank, in its judgment, has provided adequate reserves for loan losses. In lieu of an established loan loss trend for determining an adequate allowance for loan loss, the Bank has built an allowance based on industry peer ratios.

Total deposits at June 30, 2000 were $335.0 million, an increase of $55.6 million, or 19.9%. Growth from new customers as a result of both new branches in new markets, as well as increased customer activity in existing branches continues to drive this favorable growth trend. Deposit growth, while at a slightly lesser rate than loan growth, is anticipated to continue based on further penetration of the markets where branch offices already have been established. Additionally, growth will occur in contiguous markets as new branches are established where market demographics will support a new branch facility. New deposit growth continues to mirror the Banks' existing deposit base, with non-interest demand accounts accounting for approximately 12% of total deposits, and interest bearing savings and certificates of deposit accounting for the balance.

Results of Operations

Net income for the quarter ended June 30, 2000 was $823,324, as compared to $44,116 for the same period last year. Diluted earnings per share were $.23, compared to $.02 for prior year period. Net income for the six months ended June 30, 2000 totaled $1,349,937, up from the same period in 1999 when the Company reported a net loss of $32,994. Diluted earnings per share for the period were $.37 for 2000, and a loss of ($.01) for 1999.

Net interest income for the second quarter of 2000 totaled $4.08 million, a 65% increase over 1999's level of $2.47 million. The improvement is reflective of the overall growth of the Company. Average earning assets during the second quarter 2000 totaled $379.4 million, versus $225.0 million during the same quarter in 1999. Net interest margin on earning assets was 4.30% for the 2000 quarter, down from 4.39% in the second quarter of 1999. The modest compression in the net interest margin during the second quarter of 2000 reflects funding costs rising at a slightly faster pace than yield on earning assets. Six months year-to-date, net interest income reached $7.62 million, versus 1999 of $4.35 million. Net interest margin during the period for 2000 was 4.27%, as compared to 4.29% for the 1999 period. The growth in net interest income for the six-month period was essentially all driven by increased customer volumes. Continued growth in earning assets is expected to continue to increase levels of net interest income. However, some further compression in net interest margin in the current rising interest rate environment is expected to mitigate some of the net interest income growth.

Non-interest income for the quarter totaled $518 thousand, an increase of $155 thousand over the same period for 1999. For the six-months ended June 30, 2000, non-interest income increased $171 thousand over the same period for 1999. Second quarter trust revenue increased by $90 thousand from the year earlier period, and increased by $190 thousand for the six-month period. The trust department began operations during the first quarter of 1999, and included $205.5 million of assets under management at June 30, 2000, versus $122.7 million for the same time in 1999. The growth in Trust assets under management is expected to moderate for the balance of the year due to both the impact of the stock market volatility on asset valuations, as well as slower growth in employee benefit plan sales. Quarterly service charges on deposit accounts doubled to $238 thousand versus $118 thousand for the second quarter of 1999. For the six-month period of 2000, service charges increased by $231 thousand over the 1999 level. This revenue is dependent on both the number of customer accounts, as well as customer activity levels. It includes regular monthly and quarterly service charges, as well as overdraft charges. Gain on sale of loan revenue decreased substantially from 1999 levels due to the higher level of mortgage interest rates. Gains decreased by $72 thousand for the quarter, and $289 thousand for the six-month period of 2000 as compared to the same periods for 1999. Higher mortgage rates that began in late 1999 have substantially reduced mortgage financing activity, and the Banks' subsequent sales activity. Management anticipates the lower levels of loan sale gains to continue in the current rate environment.

Non-interest expense increased by $933 thousand to $3.2 million for the second quarter, compared to the same quarter for 1999. For the six-month period in 2000, non-interest expense was $6.1 million, an increase of $1.96 million over the same period of 1999. Salary and benefits, and occupancy and equipment expense increased a combined $719 thousand for the quarter, and $1.5 million for the six-months of 2000, as compared to respective periods for 1999. The growth in expense levels reflects the growth in branch and operational support infrastructure. During the last half of 1999, four additional branch locations were opened and these were fully operational for the first six months of 2000. Growth in branch offices also increased advertising and promotion costs for the new locations, data processing, and other expense, which includes courier, telephone, postage, and outside services. All of theses costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated.

To date, the Company has not been in a federal tax expense position due to net operating loss carry forwards from its startup losses. Management anticipates to be in a taxable position during the latter half of 2000, impacting net income for the balance of the year.

Liquidity and Capital Resources

The Company obtained its initial equity capital as a result of a private placement on behalf of the Bank to investors in November, 1997. The Company raised additional equity capital of $14.1 million in its initial public offering completed in April, 1998. As a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% through the third year of operations. The Bank will complete its third year of operations on November 25, 2000. At March 31, 1999, the Bank's Tier 1 Capital to assets ratio was 8.43%. Due to the rapid growth of the Bank, additional equity capital was required. In June 1999, the Company raised $14.6 million of equity capital net proceeds in an offering made to the Company's shareholders. The Company contributed  $10  million  from the  proceeds  of this  offering  to the  Bank's capital. Due to continued growth of the Bank, an additional $4 million was contributed to the Bank from the Company's cash reserves of approximately $5 million during the first and second quarters of 2000. At June 30, 2000, the Bank's Tier 1 Capital as a percent of total assets was 8.38%.

Based on continued projected asset growth, management anticipates an additional capital will be required in early 2001.

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The Company's sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold, borrowings from the Federal Home Loan Bank, and the issuance of common stock. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

Year 2000 Compliance

Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements. The Company and the Bank were organized in 1997 and the Company acquired its computer equipment within the past four years and has contracted with a leading supplier of information processing services. This equipment and these services were purchased with manufacturer assurances of Year 2000 compliance.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

Asset Liability Management and Market Risk Analysis

Asset liability management aids the Company in maintaining liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. Certain savings accounts and interest bearing checking accounts are shown as repricing other than contractually due to the stability of these products in a rate changing environment. Management monitors the Company's exposure to interest rate changes using a GAP analysis. The following table illustrates the Company's GAP position at various intervals (in thousands) at June 30, 2000.

                                          Less than 3          3 - 12         1 - 5             Over 5
                                            Months             Months         Years             Years         Total
Assets:
    Loans-Fixed                              12,807            28,272        129,319            24,884        195,282
    Loans-Variable                          129,738               443         18,837             2,655        151,673
    Taxable Securities                            -             4,000         30,932                 -         34,932
    Tax-Exempt Securities                         -                 -              -             1,788          1,788
    Other Securities                              -                 -              -             2,312          2,312
    Federal Funds Sold                            -                 -              -                 -            ---
    Loan Loss Reserve                             -                 -              -                 -         (5,045)
    Cash & Due From Banks                         -                 -              -                 -         22,353
    Fixed Assets                                  -                 -              -                 -         11,905
    Other Assets                                  -                 -              -                 -          3,134
                                          ---------          --------      ---------          --------      ---------
TOTAL                                       142,545            32,715        179,088            31,639        418,334

Liabilities:
    CD's 100M and Over                       31,998            23,968         19,491                 -         75,457
    CD's-Less than 100M                       6,828            22,471         20,431                 -         49,730
    Repo's & Borrowed Money                  11,000                 -         20,000            15,000         46,000
    Savings & IRA's                           3,028             2,491         11,322               783         17,624
    NOW & MMDA's                             79,393                 -         74,889                 -        154,282
    Non-Interest Bearing Deposits                 -                 -              -                 -         37,918
    Other Liabilities & Equity                    -                 -              -                 -         37,323
                                          ---------          --------      ---------          --------      ---------
                                            132,247            48,930        146,133            15,783        418,334
TOTAL

Period Gap:                                  10,298          (16,215)         32,955            15,856
Cumulative Gap:                              10,298           (5,917)         27,038            42,894
Cumulative Gap/Total Assets                   2.46%            -1.41%          6.46%            10.25%

RSA/RSL                                        1.08              0.67           1.23              2.00
Cumulative RSA/RSL                             1.08              0.97           1.08              1.13

Based on this analysis, Management does not believe the Company would be materially impacted by changes in interest rates.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

None.


Item 2.   Changes in Securities and Use of Proceeds.

None.


Item 3.   Defaults Upon Senior Securities.

None.


Item 4.   Submission of Matters to a Vote of Securities Holders.

     (a) The annual meeting of shareholders of the Corporation was held on April 27, 2000 ("Annual Meeting")

    (b) The following directors were elected at the Annual Meeting for terms expiring in 2003: G. Thomas Boylan and Benj. A. Smith, III. Other directors whose terms continued after the meeting are as follows: John
          F. Koetje, whose term expires in 2001; and Robert E. DenHerder and Philip J. Koning, whose terms expire in 2002.

    (c) At the Annual Meeting, two directors were elected for terms expiring in 2003.

              Director Nominees:          For             Against        Abstain
                                          ---             -------        -------
                G. Thomas Boylan          3,105,507        2,400          32,569
                Benj. A. Smith, III       3,064,257       43,650          32,569

Item 5.   Other Information.

None.


Item 6.   Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b) Reports on Form 8-K - None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.



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


DATE:    August 4, 2000


                                       18
::ODMA\PCDOCS\GRR\456794\4