Form 10-Q
period 2000-09-30
MACATAWA BANK CORP
filed 2000-11-13
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,589,315 shares of the Company's Common Stock (no par value) were outstanding as of November 10, 2000.

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

Part I   Financial Information

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           As of September 30, 2000 (unaudited) and December 31, 1999
--------------------------------------------------------------------------------

                                                                                   September 30,        December 31,
                                                                                       2000                 1999
                                                                                   ------------        -------------
ASSETS
   Cash and due from banks                                                         $ 21,040,630        $  20,554,039
   Securities available for sale                                                     43,542,099           28,281,375
   Federal Home Loan Bank Stock                                                       2,312,000            2,312,000

   Total loans                                                                      373,222,569          285,374,451
   Allowance for loan losses                                                         (5,481,473)          (3,995,165)
                                                                                   ------------         ------------
                                                                                    367,741,096          281,379,286

   Premises and equipment - net                                                      12,397,527            9,997,566
   Accrued interest receivable                                                        2,825,912            1,904,126
   Other assets                                                                       1,453,673              492,743
                                                                                   ------------         ------------

     Total Assets                                                                  $451,312,937         $344,921,135
                                                                                   ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
     Noninterest-bearing                                                         $   45,137,748         $ 34,542,493
     Interest-bearing                                                               321,479,519          244,847,389
                                                                                   ------------         ------------
       Total                                                                        366,617,267          279,389,882
   Fed funds purchased                                                                5,000,000                   --
   Federal Home Loan Bank borrowings                                                 40,000,000           30,000,000
   Other borrowings                                                                   1,000,000                   --
   Accrued expenses and other liabilities                                             1,704,960            1,005,100
                                                                                   ------------         ------------
       Total liabilities                                                            414,322,227          310,394,982

   Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized; no shares issued and outstanding
   Common stock, no par value,  9,500,000  shares  authorized;  3,588,565 shares issued and outstanding as of September 30, 2000 and
     December 31, 1999.                                                              36,882,916           36,882,916
   Retained earnings (deficit)                                                          336,243           (1,960,810)
   Accumulated other comprehensive loss                                                (228,449)            (395,953)
                                                                                   ------------         ------------
       Total shareholders' equity                                                    36,990,710           34,526,153
                                                                                   ------------         ------------

            Total liabilities and shareholders' equity                             $451,312,937         $344,921,135
                                                                                   ============         ============

--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                    COMPREHENSIVE INCOME Three and Nine Month
                    Periods Ended September 30, 2000 and 1999
                                   (unaudited)
--------------------------------------------------------------------------------

                                                      Three Months       Three Months       Nine Months        Nine Months
                                                          Ended              Ended             Ended              Ended
                                                     Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 2000    Sept. 30, 1999
                                                     --------------     --------------     --------------    --------------
Interest Income
   Loans, including fees                                $8,309,660         $5,020,299      $22,728,502        $12,588,440
   Investments                                             716,415            455,142        1,771,095          1,185,375
                                                      ------------        -----------      -----------       ------------
      Total interest income                              9,026,075          5,475,441       24,499,597         13,773,815

Interest expense
   Deposits                                              4,119,262          2,325,063       10,818,454          6,084,420
   Other                                                   588,422            224,727        1,746,502            408,963
                                                      ------------        -----------      -----------       ------------
      Total interest expense                             4,707,684          2,549,790       12,564,956          6,493,383


Net Interest Income                                      4,318,391          2,925,651       11,934,641          7,280,432
   Provision for loan losses                              (434,000)          (505,000)      (1,516,000)        (1,500,000)
                                                      ------------        -----------      -----------       ------------
   Net Interest Income After
        Provision for loan losses                        3,884,391          2,420,651       10,418,641          5,780,432

Noninterest income
   Service charges on deposit accounts                     249,786            155,676          688,941            363,415
   Gain on sale of loans                                    95,246             89,157          230,427            513,551
   Trust revenue                                           132,803             83,626          380,990            141,836
   Other                                                    50,006             39,373          150,865            100,755
                                                      ------------        -----------      -----------       ------------
   Total noninterest income                                527,841            367,832        1,451,223          1,119,557

Noninterest expense
   Salaries and benefits                                 1,810,283          1,450,136        5,163,534          3,797,591
   Occupancy expense of premises                           271,398            232,483          835,362            574,663
   Furniture and equipment expense                         325,332            232,391          883,290            531,672
   Legal and professional fees                              57,568             33,405          210,924            101,894
   Advertising                                              93,300             68,308          238,054            183,436
   Data processing                                          79,230             54,981          224,811            141,822
   Shareholder services                                     28,142              2,889           79,641             72,668
   Supplies                                                 87,285             93,475          262,843            243,142
   Other expense                                           540,411            319,244        1,502,185            984,923
                                                      ------------        -----------      -----------       ------------
      Total noninterest expenses                         3,292,949          2,487,312        9,400,644          6,631,811

Income before federal income tax                         1,119,283            301,171        2,469,220            268,178

Federal income tax                                         172,167                  0          172,167                  0
                                                      ------------        -----------      -----------         ----------

Net income                                             $   947,116          $ 301,171      $ 2,297,053         $  268,178
                                                       ===========          =========      ===========         ==========

Comprehensive Income (Loss)                           $  1,154,454         $  272,312      $ 2,464,557         $     (584)
                                                      ============         ==========      ===========         ==========

Basic and diluted income per share                     $       .26         $      .08      $       .64         $      .09

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       Nine Month Periods Ended September 30, 2000 and September 30, 1999
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                      Nine Months            Nine Months
                                                                                          Ended                 Ended
                                                                                     September 30,          September 30,
                                                                                         2000                    1999
                                                                                  ------------------       ---------------
Cash flows from operating activities
   Net income                                                                       $  2,297,053            $  268,178
   Adjustments to reconcile net income to net
      cash from operating activities
         Depreciation and amortization                                                   903,179               511,376
         Provision for loan losses                                                     1,516,000             1,500,000
         Net change in
             Accrued interest receivable and other assets                             (1,882,716)             (726,977)
             Accrued expenses and other liabilities                                      613,570               596,534
                                                                                    ------------          ------------
               Net cash from operating activities                                      3,447,086             2,149,111

Cash flows from investing activities
   Net increase in loans                                                             (87,877,810)         (114,197,932)
   Purchase of Federal Home Loan Bank Stock                                                   --            (2,312,000)
   Purchases of securities available for sale                                        (14,985,279)          (12,199,066)
   Proceeds from maturities and calls of securities available for sale                        --            15,000,000
   Purchases of premises and equipment                                                (3,324,791)           (2,545,637)
                                                                                    ------------          ------------
     Net cash from investing activities                                             (106,187,880)         (116,254,635)

Cash flows from financing activities
   Net increase in deposits                                                           87,227,385            76,266,482
   Net increase in short term borrowings                                               6,000,000             1,500,000
   Advances of Federal Home Loan Bank Borrowings                                      45,000,000            20,000,000
   Repayments of Federal Home Loan Bank Borrowings                                   (35,000,000)                    0
   Proceeds from sale of stock                                                                 0            14,622,270
                                                                                    ------------          ------------
      Net cash from financing activities                                             103,227,385           112,388,752

Net change in cash and cash equivalents                                                  486,591            (1,716,772)

Cash and cash equivalents at beginning of period                                      20,554,039            17,953,177
                                                                                    ------------          ------------

Cash and cash equivalents at end of period                                           $21,040,630           $16,236,405
                                                                                     ===========          ============

Supplemental disclosures of cash flow information
      Cash paid during the period for interest                                       $11,922,712           $ 6,015,062
   Cash paid during the period for federal income tax                                $ 1,250,000           $         0
--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' EQUITY Nine Month Periods Ended
                    September 30, 2000 and September 30, 1999
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                               Accumulated
                                                                                  Other             Total
                                                 Common        Retained       Comprehensive     Shareholders'
                                                 Stock         Deficit       Income(Loss)         Equity
                                               ---------      ---------      --------------     -------------
Balance, January 31, 1999                     $22,260,646     $(2,654,076)    $   4,818         $19,611,388

Proceeds from sale of stock                   $14,622,270                                        14,622,270

Net income for nine months ended
September 30, 1999 (unaudited)                                    268,178                           268,178

Other comprehensive income (loss), Net of tax:
   Unrealized gains/losses on securities                                       (268,762)           (268,762)
                                                                              ---------         -----------
   Comprehensive loss                                                                                  (584)
                                              -----------     -----------     ---------         -----------
Balance, September 30, 1999                   $36,882,916     $(2,385,898)    $(263,944)        $34,233,074
                                              ===========     ===========     =========         ===========




                                                                               Accumulated
                                                               Retained           Other             Total
                                                 Common        Earnings       Comprehensive     Shareholders'
                                                 Stock        (Deficit)      Income(Loss)         Equity
                                               ---------      -----------    --------------     ------------
Balance, January 31, 2000                     $36,882,916     $(1,960,810)    $(395,953)        $34,526,153

Net income for nine months ended
September 30, 2000 (unaudited)                                  2,297,053                         2,297,053

Other comprehensive income (loss), net of tax:
   Unrealized gains/losses on securities                                        167,504            167,504
                                                                                               -----------
   Comprehensive income                                                                          2,464,557
                                              -----------     -----------     ---------        -----------
Balance, September 30, 2000                   $36,882,916     $   336,243     $(228,449)       $36,990,710
                                              ===========     ===========     =========        ===========

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement dated March 20, 2000, containing financial statements for the year ended December 31, 1999.

NOTE 2 EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters and nine-months ended September 30, 2000 and September 30, 1999 are as follows:

                                                   Three Months     Three Months        Nine Months       Nine Months
                                                       Ended            Ended              Ended             Ended
                                                  Sept. 30, 2000   Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 1999
                                                  --------------   --------------     --------------     --------------
Basic earnings per share
   Net income                                     $  947,116      $   301,171          $2,297,053        $   268,178
                                                  ----------      -----------          ----------        -----------
   Weighted average common
       shares outstanding                          3,588,565        3,588,565           3,588,565          2,937,907
                                                  ----------       ----------          ----------         ----------
   Basic earnings per share                          $  0.26          $  0.08             $  0.64            $  0.09
                                                     =======          =======             =======            =======
Diluted earnings per share
   Net income                                     $  947,116       $  301,171          $2,297,053        $   268,178
                                                  ----------       ----------          ----------        -----------
   Weighted average common
       shares outstanding                          3,588,565        3,588,565           3,588,565          2,937,907
   Add:  Dilutive effects of assumed
      exercise of stock options                       11,388           20,784              15,045             21,119
                                                  ----------       ----------          ----------        -----------
   Weighted average common and
      dilutive potential common
      shares outstanding                           3,599,953        3,609,349           3,603,610          2,959,026
                                                  ----------       ----------          ----------         ----------
   Diluted earnings per share                        $  0.26          $  0.08             $  0.64            $  0.09
                                                     =======          =======             =======            =======

Stock options for 76,000 shares of common stock were not considered in computing diluted earnings per share for the quarter and nine-months ended September 30, 2000 because they were antidilutive. Stock options for 57,000 shares of common stock were not considered in computing diluted earnings (loss) per share for the quarter and nine-months ended September 30, 1999 because they were antidilutive.

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

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SECURITIES

The amortized cost and fair values of securities were as follows:

Available for Sale
                                                                      Gross              Gross
                                                   Amortized        Unrealized         Unrealized              Fair
                                                      Cost            Gains              Losses               Values
                                                    -------         ----------         ----------            --------
September 30, 2000 (Unaudited)
     U.S. Treasury securities and
     obligations of U.S. Government
       corporation and agencies                    $41,900,059      $   27,516          $  (414,634)       $41,512,941
     Tax Exempt Municipal Bonds                      1,988,175          40,983                    0          2,029,158
                                                   -----------      ----------          -----------        -----------
       Total Securities                            $43,888,234      $   68,499          $  (414,634)       $43,542,099
                                                   ===========      ==========          ============       ===========

                                                                      Gross                 Gross
                                                   Amortized        Unrealized            Unrealized           Fair
                                                      Cost            Gains                 Losses            Values
December 31, 1999
U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                     $27,925,926      $        0          $  (589,036)       $27,336,890
State and municipal bonds                              955,377             852              (11,744)           944,485
                                                   -----------      ----------          ------------       -----------
                                                   $28,881,303      $      852          $  (600,780)       $28,281,375
                                                   ===========      ==========          ============       ===========

Contractual maturities of debt securities at September 30, 2000, were as follows. No held-to-maturity securities existed at September 30, 2000. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                     Available-for-Sale Securities
                                                                                     -----------------------------
                                                                                  Amortized                    Fair
                                                                                    Cost                      Values
                                                                                  --------                   --------
     Due from one to five years                                                  $41,900,059               $41,512,941
     Due from five to ten years                                                      415,218                   420,796
     Due after ten years                                                           1,572,957                 1,608,362
                                                                                 -----------               -----------
       Total                                                                     $43,888,234               $43,542,099
                                                                                 ===========               ===========

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - LOANS

Loans are as follows:

                                                                                September 30,     December 31,
                                                                                    2000              1999
                                                                                -------------     -------------
                                                                                (Unaudited)
     Commercial                                                                 $262,403,110      $201,391,721
     Mortgage                                                                     57,080,317        44,734,529
     Consumer                                                                     53,739,142        39,248,201
                                                                                ------------      ------------
                                                                                 373,222,569       285,374,451
     Allowance for loan losses                                                    (5,481,473)       (3,995,165)
                                                                                ------------      ------------
                                                                                $367,741,096      $281,379,286
                                                                                ============      ============

Activity in the allowance for loan losses is as follows:

                                                                                 Nine months        Nine months
                                                                                    ended              ended
                                                                                September 30,        September 30,
                                                                                    2000               1999
                                                                                -------------      -----------
                                                                                 (Unaudited)       (Unaudited)
     Balance at beginning of period                                               $3,995,165        $2,030,000
       Provision charged to operating expense                                      1,516,000         1,500,000
       Charge-offs                                                                   (41,292)           (4,221)
       Recoveries                                                                     11,600                 0
                                                                                ------------        ----------
     Balance at end of period                                                     $5,481,473        $3,525,779
                                                                                ============        ==========

--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - PREMISES AND EQUIPMENT - NET

Premises and equipment are as follows:

                                                                                September 30       December 31
                                                                                    2000               1999
                                                                                -------------      ------------
Land                                                                            $  1,859,218        $1,574,218
Building and improvements                                                          6,861,455         4,915,252
Furniture and equipment                                                            5,570,530         4,516,473
                                                                                ------------       -----------
                                                                                  14,291,203        11,005,943
Less accumulated depreciation                                                     (1,893,676)       (1,008,377)
                                                                                ------------       -----------
                                                                                 $12,397,527        $9,997,566
                                                                                ============       ===========

NOTE 7 - DEPOSITS

Deposits are summarized as follows:

                                                                                September 30,     December 31,
                                                                                    2000              1999
                                                                                -------------     ------------
Noninterest-bearing demand deposit accounts                                     $ 45,137,748      $ 34,542,493
Money market accounts                                                            117,064,328       100,642,349
NOW and Super NOW accounts                                                        51,602,358        43,237,004
Savings accounts                                                                   9,893,614         7,411,691
Certificates of deposit                                                          142,919,219        93,556,345
                                                                                ------------      ------------
                                                                                $366,617,267      $279,389,882
                                                                                ============      ============

NOTE 8 - OTHER BORROWINGS

The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. As a result, the Bank now has available Federal Home Loan Bank advances as an additional funding resource. Maturity dates and interest rates on these advances are as follows:

                                                                                September 30        December 31
                                                                                    2000               1999
                                                                                -----------         -----------
    Maturity Date             Interest Rate
    -------------             -------------
    March 27, 2000            5.44% (initial rate)                                        0         $5,000,000
    June 19, 2000             5.65% (initial rate)                                        0          5,000,000
    June 26, 2000             3.85% (initial rate)                                        0          5,000,000
    April 1, 2002             5.63% (fixed)                                       3,000,000          3,000,000
    March 31, 2003            5.77% (fixed)                                       3,000,000          3,000,000
    March 30, 2004            5.84% (fixed)                                       4,000,000          4,000,000
    January 7, 2005           6.68% (fixed)                                       5,000,000                  0
    January 7, 2005           6.465% (fixed)                                      5,000,000                  0
    Sept. 1, 2009             5.80% (fixed)                                       5,000,000          5,000,000
    March 23, 2010            5.99% (fixed)                                      10,000,000                  0
    September 20, 2010        5.95% (fixed)                                       5,000,000                  0
                                                                                -----------        -----------
                                                                                $40,000,000        $30,000,000
                                                                                ===========        ===========

Each advance is payable in full at its respective maturity date. These advances were required to be collateralized by securities totaling $33,000,000 and at least $31,000,000 of the Bank's first mortgage loans under a blanket loan arrangement at September 30, 2000.

The Company secured a $5 million credit facility during September 2000, to provide additional capital required to maintain the Bank at or above the 8% regulatory capital required. The Company borrowed $1 million under this facility on September 29, 2000 with a maturity date of March 29, 2001 and an interest rate of 8.26%.

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

At September 30, 2000 and December 31, 1999, actual capital levels (in thousands) and minimum required levels for the Company and the Bank were:

                                                                                                      To Be Well
                                                                         Minimum Required          Capitalized Under
                                                                            For Capital            Prompt Corrective
                                                    Actual               Adequacy Purposes        Action Regulations
September 30, 2000                              Amount   Ratio           Amount      Ratio         Amount     Ratio
------------------                              ------   -----           ------      -----         ------     -----
Total capital (to risk weighted assets)
    Consolidated                               $41,879   11.2%           $29,826     8.0%         $37,282     10.0%
    Bank                                        42,024   11.3             29,821     8.0           37,276     10.0
Tier 1 capital (to risk weighted assets)
    Consolidated                                37,219   10.0             14,913     4.0           22,369      6.0
    Bank                                        37,365   10.0             14,910     4.0           22,366      6.0
Tier 1 capital (to average assets)
    Consolidated                                37,219    8.6             17,315     4.0           21,643      5.0
    Bank                                        37,365    8.6             17,315     4.0           21,643      5.0

December 31,1999
Total capital (to risk weighted assets)
    Consolidated                               $38,358   14.0%           $21,989     8.0%         $27,489     10.0%
    Bank                                        33,463   12.2             21,992     8.0           27,491     10.0
Tier 1 capital (to risk weighted assets)
    Consolidated                                34,922   12.7             10,994     4.0           16,491      6.0
    Bank                                        30,027   10.9             10,996     4.0           16,494      6.0
Tier 1 capital (to average assets)
    Consolidated                                34,922   10.8             12,940     4.0           16,175      5.0
    Bank                                        30,027    9.4             12,811     4.0           16,014      5.0

The Company and the Bank were categorized as well capitalized at September 30, 2000 and at year-end 1999.

Additionally, as a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% through the third year of operations. At September 30, 2000, the Bank's Tier 1 Capital as a percent of total assets was 8.28%.

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

The Company has experienced rapid and substantial growth since opening in November 1997. At September 30, 2000, the Bank had thirteen branch banking offices and two service facilities. The Company completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. In June 1999, the Company completed an offering of common stock to its shareholders resulting in net proceeds of $14.6 million.

The Bank established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of September 30, 2000, had assets of approximately $216 million.

Financial Condition

At September 30, 2000, total assets of the Company were $451.3 million, an increase of $106.4 million, or 30.8%, from December 31, 1999. The continued trend of strong asset growth reflects the Bank's continuing acceptance in its community markets. Management expects the growth trend in assets, driven by strong loan demand, to continue at a fairly rapid double-digit pace, but at a lesser rate than the nine month year-to-date annualized growth rate of 41%. The asset growth was primarily in loans and securities, but also included an increase in premises and equipment.

Total loans, which were $373.2 million at September 30, 2000, increased by $87.8 million, or 30.8%, from December 31, 1999. The growth included commercial loans of $61.1 million, consumer loans of $12.3 million, and mortgage loans of $14.4 million. The Bank's loan portfolio composition at September 30, 2000, includes commercial loans of 70.3%, consumer loans of 15.3%, and mortgages loans of 14.4%. The composition is essentially unchanged from prior year-end, with mortgage loans increasing .7%. It is anticipated that strong commercial loan demand in the Bank's market will continue to lead the overall loan growth.

Securities available for sale of $43.5 million represent an increase of $15.3 million, or 53.9%. The Bank invests primarily in U.S. Government agency securities to provide liquidity. The growth in securities is consistent with maintaining the Bank's liquidity ratio in conjunction with overall deposit growth.

Premises and equipment totaled $12.4 million at quarter-end, an increase of $2.4 million from December 31, 1999. The increase reflects expansion of the Bank's investment in facilities and equipment required to support increasing levels of customers. The investment in branch premises includes the purchase of a previously leased branch facility operated by the Bank at 699 E. 16th Street in Holland, as well as a full service branch in Douglas, Michigan, to replace a previously leased storefront facility.

The allowance for loan losses totaled $5.5 million at September 30, 2000, an increase of $1.5 million from December 31, 1999. The Bank provides a loan loss provision on a regular basis consistent with its loan growth. The allowance for loan losses as a ratio of total loans was 1.47% at September 30, 2000, as compared to 1.40% at December 31, 1999. While the Bank has not experienced any material credit losses in its portfolios as of September 30, 2000, management recognizes that the Bank's loan portfolios are relatively unseasoned, and no trend of losses has been established. Given the newness of the portfolios, the effects of increasing interest rates on borrowers, and potential economic weakness, the Bank, in its judgment, has provided adequate reserves for loan losses. In lieu of an established loan loss trend for determining an adequate allowance for loan loss, the Bank has built an allowance based on industry peer ratios.

Total deposits at September 30, 2000 were $366.6 million, an increase of $87.2 million, or 31.2% from year-end. Growth from new customers as a result of both new branches in new markets, as well as increased customer activity in existing branches continues to drive this favorable growth trend. Deposit growth, while at a slightly lesser rate than loan growth, is anticipated to continue based on further penetration of the markets where branch offices already have been established. Additionally, growth will occur in contiguous markets as new branches are established where market demographics will support a new branch facility. New deposit growth continues to mirror the Bank's existing deposit base, with non-interest demand accounts representing approximately 12% of total deposits, and interest bearing savings and certificates of deposit accounting for the balance.

Total borrowed funds, including Federal Home Loan Bank Advances, Federal Funds Purchased, and other borrowed funds were $46.0 million, an increase of $16 million over year-end levels. The Bank utilizes borrowings to supplement funding for loans, as well as daily working capital needs. During the quarter, the Company entered into an additional line of credit arrangement for up to $5 million with one of its correspondent banks. $1 million was drawn and outstanding on this line as of September 30, 2000.


Results of Operations

Net income for the quarter ended September 30, 2000 was $947,116, as compared to $301,171 for the same period last year. Diluted earnings per share were $.26, compared to $.08 for prior year period. Net income for the nine months ended September 30, 2000 totaled $2,297,053, up from the same period in 1999 when the Company reported net income of $268,178. Diluted earnings per share for the period were $.64 for 2000, and $.09 for 1999.

Net interest income for the third quarter of 2000 totaled $4.3 million, a 47% increase over 1999's level of $2.9 million. The improvement is reflective of the overall growth of the Company. Average earning assets during the third quarter 2000 totaled $403.0 million, versus $264.6 million during the same quarter in 1999. Net interest margin on earning assets was 4.17% for the 2000 quarter, down from 4.32% in the third quarter of 1999. The decrease in the third quarter net interest margin reflects funding costs rising at a slightly faster pace than yield on earning assets. Nine months year-to-date, net interest income reached $11.9 million, versus 1999 of $7.3 million. Net interest margin during the period for 2000 was 4.18%, as compared to 4.27% for the 1999 period. The growth in net interest income for the nine-month period was essentially all driven by increased customer volumes. Anticipated growth in earning assets is expected to continue to increase levels of net interest income. This will be slightly mitigated by further compression in the net interest margin caused by higher funding cost in the current interest rate environment.

Non-interest income for the quarter totaled $528 thousand, an increase of $160 thousand over the same period for 1999. For the nine-months ended September 30, 2000, non-interest income increased $331 thousand over the same period for 1999. Third quarter trust revenue increased by $49 thousand from the year earlier period, and increased by $239 thousand for the nine-month period. The trust department began operations during the first quarter of 1999, and included $216 million of assets under management at September 30, 2000, versus $140 million for the same time in 1999. The growth in Trust assets under management is expected to moderate for the balance of the year due to both the impact of the stock market volatility on asset valuations, as well as slower growth in employee benefit plan services. Service charges on deposit accounts increased by $94 thousand over the third quarter 1999 level. For the nine-month period of 2000, service charges increased by $326 thousand over the 1999 level. This change in revenue is reflective of both the increased number of customer accounts, as well as customer activity levels. Gain on sale of loans for the third quarter 2000 remained at the same level as the prior year. However, gain on sale of loan revenue decreased by $283 thousand for the nine months 2000 versus 1999 due to the higher level of mortgage interest rates during the first half of 2000. Higher mortgage rates that began in late 1999 have substantially reduced mortgage financing activity, and the Banks' subsequent sales activity. Management expects the lower levels of loan sale gains to continue in the current rate environment.

Non-interest expense increased by $806 thousand for the third quarter, compared to the same quarter for 1999. For the nine-month period in 2000, non-interest expense totaled $9.4 million, an increase of $2.8 million over the same period of 1999. Salary and benefits, and occupancy and equipment expense increased a combined $492 thousand for the quarter, and $2.0 million for the nine-months of 2000, as compared to the respective periods for 1999. The growth in expense levels reflects the growth in branch and operational support infrastructure. During the last half of 1999, four additional branch locations were opened and these were fully operational for the nine months of 2000. Growth in branch offices also increased advertising and promotion costs for the new locations, data processing, and other expense, which includes courier, telephone, postage, and outside services. All of theses costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated.

During the third quarter 2000, the Company became taxable for Federal income tax purposes as a result of the full utilization of net operating loss carry forwards from its startup losses. Management anticipates to be fully taxable for the balance of 2000, and thereafter at the federal marginal tax rates of 34%.

Liquidity and Capital Resources

The Company obtained its initial equity capital as a result of a private placement on behalf of the Bank to investors in November, 1997. The Company raised additional equity capital of $14.1 million in its initial public offering completed in April, 1998. As a condition to regulatory approval of the Bank's formation, the Bank is required to maintain capitalization sufficient to provide a ratio of Tier 1 Capital to total assets of at least 8% through the third year of operations. The Bank will complete its third year of operations on November 25, 2000. At March 31, 1999, the Bank's Tier 1 Capital to assets ratio was 8.43%. Due to the rapid growth of the Bank, additional equity capital was required. In June 1999, the Company raised $14.6 million of equity capital net proceeds in an offering made to the Company's shareholders. The Company contributed  $10  million  from the  proceeds  of this  offering  to the  Bank's capital. Due to continued growth of the Bank, an additional $4 million was contributed to the Bank from the Company's cash reserves of approximately $5 million during the first and second quarters of 2000. During the third quarter 2000, asset growth in the Bank required the Company to contribute an additional $1 million of capital to the Bank to maintain required regulatory capital at or above the three year limitation of 8%. At September 30, 2000, the Bank's Tier 1 Capital as a percent of total assets was 8.28%.

The Company  secured a $5 million  credit  facility  during  September  2000, to provide additional capital required to maintain the Bank at or above the 8% regulatory capital required. Based on continued projected asset growth, management anticipates additional capital will be required in early 2001, and will evaluate alternatives available to effectively increase capital levels such as the sale of common stock or other securities.

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


Forward Looking Statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may" or similar expressions. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgements and statements of belief as to the outcome of future events. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the Bank include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the Securities and Exchange Commission.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

Asset Liability Management and Market Risk Analysis

Asset liability management aids the Company in maintaining liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and to achieve consistent net interest income through periods of changing interest rates. Certain savings accounts and interest bearing checking accounts are shown as repricing other than contractually due to the stability of these products in a rate changing environment. Management monitors the Company's exposure to interest rate changes using a GAP analysis. The following table illustrates the Company's GAP position at various intervals (in thousands) at September 30, 2000.

                                          <3 Months        3 - 12 Months    1 - 5 Years      Over 5 Years      Total
Assets:
    Loans-Fixed                              15,312            29,329        137,556            25,316        207,513
    Loans-Variable                          142,971               597         20,526             1,616        165,710
    Taxable Securities                            -             7,980         33,920                 -         41,900
    Tax-Exempt Securities                         -                 -              -             1,988          1,988
    Other Securities                              -                 -              -             2,312          2,312
    Federal Funds Sold                            -                 -              -                 -            ---
    Loan Loss Reserve                             -                 -              -                 -         (5,481)
    Cash & Due From Banks                         -                 -              -                 -         21,041
    Fixed Assets                                  -                 -              -                 -         12,398
    Other Assets                                  -                 -              -                 -          3,932
                                          ---------          --------      ---------          --------      ---------
TOTAL                                       158,283            37,906        192,002            31,232        451,313

Liabilities:
    CD's 100M and Over                       36,931            22,925         17,698                 -         77,554
    CD's-Less than 100M                       6,186            27,062         23,713                 -         56,961
    Repo's & Borrowed Money                   5,000             1,000         20,000            20,000         46,000
    Savings & IRA's                           2,603             2,954         11,594             1,147         18,298
    NOW & MMDA's                             91,389                 -         77,546                 -        168,935
    Non-Interest Bearing Deposits                 -                 -              -                 -         44,869
    Other Liabilities & Equity
                                                  -                 -              -                 -         38,696
                                          ---------          --------      ---------          --------      ---------
                                            142,109            53,941        150,551            21,147        451,313
TOTAL

Period Gap:                                  16,174           (16,035)        41,451            10,085
Cumulative Gap:                              16,174               139         41,590            51,675
Cumulative Gap/Total Assets                   3.58%             0.03%          9.22%            11.45%

RSA/RSL                                        1.11              0.70           1.28              1.48
Cumulative RSA/RSL                             1.11              1.00           1.12              1.14

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

None.


Item 6.    Exhibits and Reports on Form 8-K.

    (a)  Exhibits -

         27     Financial Data Schedule
                (EDGAR version only)

    (b)  Reports on Form 8-K - None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.



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


DATE:    November 10, 2000