Form 10-K
period 2000-12-31
MACATAWA BANK CORP
filed 2001-03-13
CIK 1053584

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-45755

                            MACATAWA BANK CORPORATION
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                     38-3391345
   -----------------------------                        -------------------
   (State of other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                    348 Waverly Road, Holland, Michigan 49423
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (616) 820-1444

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                                   ------------
Stock. Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The registrant's revenues for 2000 were $36,389,497. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $14.50 as of March 2, 2001, was $42,875,746 (common stock, no par value). As of March 2, 2001, there were outstanding 3,589,315 shares of the Company's common stock (no par value). Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 are incorporated by reference into Part II and Part III of this Report.

                                    PART I

ITEM 1:  Business

General

         Macatawa Bank Corporation (the "Company") is a bank holding company organized in 1997 under Michigan law. The Company owns all of the common stock of Macatawa Bank (the "Bank"). The Bank was organized and commenced operations in November, 1997 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services, through its network of 13 full service branches located in communities in Ottawa county, northern Allegan county, and southwestern Kent county. The Bank's services include checking and savings accounts (including certificates of deposit), safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans. As of December 31, 2000, the Company had total assets of $499.8 million, total deposits of $398.6 million, approximately 38,000 deposit accounts and shareholders' equity of $38.1 million.

         The Company's administrative office is located at 348 Waverly Road, Holland, Michigan 49423, and its telephone number is (616) 820-1444. Unless the context clearly suggests otherwise, financial information and other references to the Company include the Bank.

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

         Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Bank's current policy is to retain substantially all of such loans.

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

         Trust Services. The Bank began offering trust services in January, 1999, to further provide for the financial needs of its customers. As of December 31, 2000, the Trust Department had assets of approximately $273.7 million.

Competition

         The Company's primary market area includes Ottawa County, northern Allegan County and southwestern Kent County, all located in Western Michigan. There are many bank, thrift and credit union offices located within the Company's market area. Most are branches of larger financial institutions. The Company also faces competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Most of the Company's competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than the Company. The Company competes for loans principally through its ability to communicate effectively with its customers and to understand and meet their needs. Management believes that the Company's personal service philosophy enhances its ability to compete favorably in attracting individuals and small businesses. The Company actively solicits customers and competes for deposits by offering customers personal attention, professional service, and competitive interest rates.

Environmental Matters

         The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings, and competitive position of the Company.

Employees

         As of December 31, 2000, the Bank had 124 full-time and 58 part-time employees. The Company has assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of the Company's management team have at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of the Company's employees are represented by collective bargaining agents.

                          SUPERVISION AND REGULATION

         The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

General

         Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, Division of Financial Institutions ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Legislation

         The enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") represents a pivotal point in the history of the financial services industry. The GLB Act modifies many of the principal federal laws which regulate financial institutions and sweeps away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.

         Effective March 11, 2000, new opportunities became available for banking organizations, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. Specifically, the GLB Act provides two new vehicles through which a banking organization can engage in a variety of activities which, prior to the Act, they were not allowed to engage in. First, a bank holding company meeting certain requirements may elect to become a financial holding company ("FHC"). FHCs are generally authorized to engage in all "financial activities" and, under certain circumstances, to make equity investments in other companies (i.e., merchant banking). In order to be eligible to elect to become a FHC, a bank holding company and all of its depositary financial institutions must: (1) be "well capitalized"; (2) be "well managed"; and (3) have a rating of "satisfactory" or better in their most recent Community Reinvestment Act examination. Both the bank holding company and all of its depositary financial institutions must also continue to satisfy these requirements after the bank holding company elects to become a FHC or else the FHC will be subject to various restrictions. The Federal Reserve Board will be the umbrella regulator of FHCs, but functional regulation of a FHC's separately regulated subsidiaries will be conducted by their primary functional regulator.

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
                                                                                       Equity to total assets
                                                                                       Of 2% or less

As of December 31, 2000, the Company was "well capitalized."

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

ITEM 2:  Description of Property.

         The Company's administrative offices are located at 348 Waverly Road, Holland, Michigan 49423. The Bank's main banking office is located at 51 E. Main Street, Zeeland, Michigan 49464, and the telephone number is (616) 748-9491. The main office consists of approximately 1,820 square feet located on the first floor of an office building and approximately 1,500 square feet in the basement. This location is in the heart of the City of Zeeland on Main Street, which management believes provides recognition and a visible presence in the Holland-Zeeland community. The main office includes three teller stations, two customer service offices, two administrative offices, two commercial lending offices, and a vault and safe deposit boxes. The Bank has entered into a three year lease with respect to its main office, with renewal options for up to four successive three year terms. The initial rental rate, after amendments for additional office space, is $900.00 per month , which increases by 7.5% for each three year renewal period. The Bank is also obligated to pay all costs associated with taxes, assessments, maintenance, utilities and insurance.

         The Company owns or leases facilities located in Ottawa County, Allegan County and Kent County, Michigan. The Company's facilities as of February 1, 2001, were as follows:

         Location of Facility                                            Use
         --------------------                                 -------------------------
         51 E. Main Street, Zeeland*                          Main Branch
         250 E. 8th Street, Holland*                          Operations Center
         139 E. 8th Street, Holland*                          Branch Office
         489 Butternut Dr., Holland                  Branch Office
         701 Maple Avenue, Holland                   Branch Office
         699 E. 16th Street, Holland                          Branch Office
         106 E. 8th Street, Holland*                          Trust Department
         348 Waverly Road, Holland*                  Loan Center and Administrative Offices
         41 N. State Street, Zeeland                          Branch Office
         2020 Baldwin Street, Jenison                         Branch Office
         6299 Lake Michigan Dr., Allendale                    Branch Office
         102 South Washington, Douglas                        Branch Office
         4758 - 136th Street, Hamilton*                       Branch Office
         5215 Cherry Avenue, Hudsonville*                     Branch Office
         1760 - 44th Street, Wyoming*                         Branch Office
         20 E. Lakewood Blvd., Holland                        Branch Office

*Leased facility

         The Company believes its facilities are well-maintained and adequately insured. Because of the Company's growth, the Company is continually evaluating the need for additional space and branches.

ITEM 3:      Legal Proceedings.

         As the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Company or any of its subsidiaries is a party of or which any of its properties is the subject.

ITEM 4:      Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fourth quarter of 2000 to a vote of the Registrant's stockholders.

ADDITIONAL ITEM:  Executive Officers of the Registrant.

         Certain information relating to Executive Officers of the Company is as follows:

                                         Year Elected        Positions
                                         an Executive                with the
Name                       Age              Officer                   Company
----                       ---              -------                   -------
Benj. A. Smith, III        57                1997            Chairman of the Board
                                                             and Chief Executive Officer of
                                                             the Company and a director of the Bank.

Philip J. Koning           46                1997            President and Chief Executive Officer
                                                             of the Bank and Treasurer and
                                                             Secretary of the Company.

Steven L. Germond          47                2000            Chief Financial Officer of the Company
                                                             and the Bank.


Ray D. Tooker              57                2000            Senior Vice President
                                                             Loan Administration of the Bank.

                                    PART II

ITEM 5:      Market for Common Equity and Related Stockholder Matters.

         The Company's common stock has been quoted on the Nasdaq SmallCap Market since December 27, 1999. From the completion of the Company's initial public offering in April 1998 through December 31, 1999, the Company's common stock was quoted on the OTC Bulletin Board. High and low bid prices (as reported on the OTC Bulletin Board) and high and low sales prices (as reported on the Nasdaq SmallCap Market) for each quarter are as follows:

                                                   2000                  1999
                                            ------------------------------------------
         Quarter                              High        Low       High        Low
         ---------------                      ----        ---       ----        ---
         First Quarter                      $15.50      $13.13      $17.00      $14.75

         Second Quarter                     $13.88      $11.50      $15.50      $13.50

         Third Quarter                      $13.25      $10.63      $15.50      $14.00

         Fourth Quarter                     $14.00      $11.00      $16.00      $13.00

         For the period during which the common stock was quoted on the OTC Bulletin Board, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and do not include intra-day highs and lows. On February 28, 2001, there were approximately 652 owners of record and, in addition, approximately 1,800 beneficial owners of the Company's common stock.

         The Company declared its first cash dividend during the fourth quarter of 2000. The dividend amount was $.07 per share, and was paid December 29, 2000. It is anticipated the Company will pay quarterly cash dividends of similar amounts going forward.

ITEM 6:   Selected Financial Data.

         The information set forth under the caption "Selected Consolidated Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference and is filed as part of
Exhibit 13 to this form 10-K Annual Report.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report to Shareholders for the year ended December 31, 2000, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7A:    Quantitative and Qualitative Disclosures About Market Risk.

         The information set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Liability Management and Market Risk Analysis" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 8:     Financial Statements and Supplementary Data.

         The information set forth under the captions "Quarterly Financial Data," "Report of Independent Auditors," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flow," and "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the year ended December 31, 2000, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 9:     Changes in and Disagreements With Accountants and Financial
            Disclosure.

         There have been no disagreements with the Company's independent public accountants.

                                   PART III

ITEM 10:    Directors and Executive Officers of the Registrant.

         The information set forth on page 3, under the caption "Information About Directors" and on page 10 under the caption "Section 19(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement dated March 9, 2001, relating to the Registrant's 2001 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the Registrant is included in Part I hereof entitled "Executive Officers of the Registrant." There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

ITEM 11:    Executive Compensation.

         Information relating to compensation of the Registrant's executive officers and directors is contained under the captions "Director Compensation" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated March 9, 2001, relating to the Registrant's 2001 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12:    Security Ownership of Certain Beneficial Owners and Management.

         Information relating to security ownership of certain beneficial owners and management is contained on Page 2 under the caption "Voting Securities and Principal Holders Thereof" and on page 9 under the caption "Security Ownership of Management" in the Registrant's definitive Proxy Statement dated March 9, 2001, relating to the Registrant's 2001 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 13:    Certain Relationships and Related Transactions.

         Information relating to certain relationships and related transactions is contained on page 10, under the caption "Transactions Involving Management" in the Registrant's definitive Proxy Statement dated March 9, 2001, relating to the Registrant's 2001 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

                                    PART IV

ITEM 14:    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)      Financial Statements.

         1. The following documents are filed as part of Item 8 of this report:

               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
               Notes to Consolidated Financial Statements

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

               The Registrant will furnish a copy of any exhibits listed on the
               Exhibit Index to any shareholder of the Registrant without charge upon written request of Steven L. Germond, Macatawa Bank Corporation, 348 Waverly Road, Holland, Michigan 49423.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 2, 2001.

                                    MACATAWA BANK CORPORATION

                                    /s/ Benj. A. Smith, III
                                    --------------------------------------------
                                    Benj. A. Smith, III
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Steven L. Germond
                                    --------------------------------------------
                                    Steven L. Germond
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2001, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

                           Signature

/s/ Benj. A. Smith, III                                            March 2, 2001
--------------------------------------------------------------
Benj. A. Smith, III, Principal Executive Officer and a Director

/s/ Steven L. Germond                                              March 2, 2001
--------------------------------------------------------------
Steven L. Germond, Principal Financial and Accounting Officer

/s/ G. Thomas Boylan                                               March 2, 2001
--------------------------------------------------------------
G. Thomas Boylan, Director

/s/ Robert E. DenHerder                                            March 2, 2001
--------------------------------------------------------------
Robert E. DenHerder, Director

/s/ John F. Koetje                                                 March 2, 2001
--------------------------------------------------------------
John F. Koetje, Director

/s/ Philip J. Koning                                               March 2, 2001
--------------------------------------------------------------
Philip J. Koning, Director and President

                                 EXHIBIT INDEX

                                                                                                Sequentially
                                                                                                  Numbered
                                    Exhibit Number and Description                                 Page
                                    ------------------------------                            --------------
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

10.2 Macatawa Bank Corporation 1998 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Macatawa Bank
         Corporation Registration Statement on Form SB-2 (Registration No. 333-
         45755).

10.3     Lease Agreement dated July 8, 1997, for the facility located at 51 E.
         Main, incorporated by reference to Exhibit 10.3 to the Macatawa Bank
         Corporation Registration Statement on Form SB-2 (Registration No. 333-
         45755).

10.4     Lease Agreement dated January 1, 1998, for the facility located at 139
         East 8th Street, Holland, Michigan 49423, incorporated by reference to
         Exhibit 10.4 to the Macatawa Bank Corporation Registration Statement on
         Form SB-2 (Registration No. 333-45755).

10.5 Lease Agreement dated December 22, 1997, for the facility located at 106 E. 8th Street, Holland, Michigan 49423, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.6 Data Processing Agreement between Rurbanc Data Services, Inc. and Macatawa Bank dated July 1, 2000.

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

13 Annual Report to Shareholders for the year ended December 31, 2000. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing. This information was delivered to the Company's shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21       Subsidiaries of the Registrant

23 Consent of Crowe, Chizek and Company LLP, independent public accountants

24 Power of Attorney (included on the signature page on page 15 of the Annual Report on Form 10-K)