Form 10-Q
period 2001-03-31
MACATAWA BANK CORP
filed 2001-05-11
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

                 348 South Waverly Road, Holland, Michigan 49423
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (616) 820-1444

                                  ------------


Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x__         No ______

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,696,789 shares of the Company's Common Stock (no par value) were outstanding as of May 7, 2001.

                                      INDEX

                                                                        Page
                                                                      Number(s)
                                                                      ---------

Part I.     Financial Information (unaudited):

            Item 1.
            ------
            Condensed Consolidated Financial Statements                   3
            Notes to Condensed Consolidated Financial Statements          7

            Item 2.
            ------
            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12

            Item 3.
            ------
            Quantitative and Qualitative Disclosures
            About Market Risk                                             17

Part II.    Other Information:

            Item 1.
            ------
            Legal Proceedings                                             20

            Item 2.
            ------
            Changes in Securities and Use of Proceeds                     20

            Item 3.
            ------
            Defaults Upon Senior Securities                               20

            Item 4.
            ------
            Submission of Matters to a Vote of Security Holders           20

            Item 5.
            ------
            Other Information                                             20

            Item 6.
            ------
            Exhibits and Reports on Form 8-K                              20

Signatures                                                                20

Part I  Financial Information
Item 1.

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             As of March 31, 2001 (unaudited) and December 31, 2000

-------------------------------------------------------------------------------

                                                                                 March 31,              December 31,
                                                                                   2001                    2000
                                                                                -------------            --------

                                                                                (unaudited)
ASSETS

   Cash and due from banks                                                       $20,504,758             $26,305,310
   Federal funds sold                                                              3,000,000                     ---
                                                                                --------------           ------------
      Cash and cash equivalents                                                   23,504,758              26,305,310

   Securities available for sale                                                  51,818,403              48,668,507
   Federal Home Loan Bank stock                                                    3,129,400               2,550,000

   Total loans                                                                   438,455,278             410,675,682
   Allowance for loan losses                                                      (6,243,030)             (5,853,972)
                                                                                --------------           ------------
                                                                                 432,212,248             404,821,710

   Premises and equipment - net                                                   12,116,893              12,263,903
   Accrued interest receivable                                                     3,259,191               3,270,561
   Other assets                                                                    2,216,527               1,932,509
                                                                                --------------           ------------

      Total assets                                                              $528,257,420            $499,812,500
                                                                                =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
      Noninterest-bearing                                                        $45,498,478            $ 50,746,045
      Interest-bearing                                                           373,213,612             347,871,072
                                                                                --------------           ------------
        Total                                                                    418,712,090             398,617,117

  Federal Home Loan Bank advances                                                 62,588,000              51,000,000
  Note payable                                                                     4,000,000               4,000,000
  Federal funds purchased                                                                ---               6,200,000
  Accrued expenses and other liabilities                                           3,622,567               1,867,325
                                                                                --------------           ------------

         Total liabilities                                                       488,922,657             461,684,442

   Shareholders' equity
   Preferred stock, no par value, 500,000 shares
      Authorized; no shares issued and outstanding
   Common stock, no par value, 9,500,000 shares Authorized; 3,696,789 and
      3,589,315 shares issued and outstanding as of March 31, 2001 and
      December 31, 2000, respectively                                             38,652,989              36,890,416
   Retained earnings                                                                 210,704               1,136,444
   Accumulated other comprehensive income                                            471,070                 101,198
                                                                                --------------           ------------

      Total shareholders' equity                                                  39,334,763              38,128,058
                                                                                --------------           ------------

   Total liabilities and shareholders' equity                                   $528,257,420            $499,812,500
                                                                                ============            ============


--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                           MACATAWA BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Three Month Periods Ended March 31, 2001 and March 31, 2000
                                   (unaudited)
--------------------------------------------------------------------------------
                                                                                 Three Months                Three Months
                                                                                     Ended                      Ended
                                                                                March 31, 2001              March 31, 2000
                                                                                --------------              --------------
Interest income                                                                 (unaudited)                 (unaudited)

   Loans, including fees                                                         $9,481,803                 $6,610,646
   Securities                                                                       798,193                    495,285
                                                                                -----------                 ----------
      Total interest income                                                      10,279,996                  7,105,931

Interest expense
   Deposits                                                                       4,446,148                  3,056,181
   Other                                                                          1,002,463                    512,525
                                                                                -----------                 ----------
      Total interest expense                                                      5,448,611                  3,568,706

Net interest income                                                               4,831,385                  3,537,225

Provision for loan losses                                                          (522,000)                  (487,000)
                                                                                -----------                 ----------

Net interest income after
  provision for loan losses                                                       4,309,385                  3,050,225

Noninterest income
   Service charges on deposit accounts                                              313,721                    200,959
   Gain on sale of loans                                                            266,470                     39,321
   Trust fees                                                                       180,016                    113,366
   Other                                                                             67,851                     52,004
                                                                                -----------                 ----------

      Total noninterest income                                                      828,058                    405,650

Noninterest expense
   Salaries and benefits                                                          1,866,479                  1,648,019
   Occupancy expense of premises                                                    294,884                    255,264
   Furniture and equipment expense                                                  366,883                    262,996
   Legal and professional fees                                                       66,055                     51,044
   Advertising                                                                      124,055                     69,753
   Data processing                                                                  102,268                     73,807
   Shareholder services                                                              30,131                     18,174
   Supplies                                                                          84,858                    104,157
   Other expense                                                                    564,583                    446,048
                                                                                -----------                 ----------
      Total noninterest expenses                                                  3,500,196                  2,929,262
                                                                                -----------                 ----------
Income before federal income tax                                                  1,637,247                    526,613

Federal income tax                                                                  545,850                          0
                                                                                -----------                 ----------
Net income                                                                       $1,091,397                  $ 526,613
                                                                                ===========                 ==========

Basic income per share                                                                 $.30                       $.14
Diluted income per share                                                               $.29                       $.14


--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements


                       MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           Three Month Periods Ended March 31, 2001 and March 31, 2000
                                   (unaudited)

--------------------------------------------------------------------------------
                                                                                 Three Months             Three Months
                                                                                    Ended                    Ended
                                                                                March 31, 2001           March 31, 2000
                                                                                --------------           --------------

                                                                                  (unaudited)                (unaudited)
Cash flows from operating activities

   Net income                                                                        $1,091,397               $ 526,613
   Adjustments to reconcile net income to net
      cash from operating activities:
         Depreciation and amortization                                                  312,543                 249,464
         Provision for loan losses                                                      522,000                 487,000
         Net change in:
            Accrued interest receivables and other assets                              (272,649)               (437,007)
            Accrued expenses and other liabilities                                    1,561,392
                                                                                  --------------            ------------
                                                                                                                143,011
               Net cash from operating activities                                     3,214,683                 969,081

Cash flows from investing activities
   Net increase in loans                                                            (27,912,538)            (40,578,305)
   Purchase of Federal Home Loan Bank Stock                                            (579,400)                     --
   Purchases of securities available for sale                                       (17,580,113)             (1,371,656)
   Proceeds from maturities and calls of securities available for sale               15,000,000                     --
   Additions to premises and equipment                                                 (174,905)             (1,923,895)
                                                                                  --------------            ------------
        Net cash from investing activities                                          (31,246,956)            (43,873,856)

Cash flows from financing activities
   Net increase in deposits                                                          20,094,973              42,195,272
   Net decrease in Federal funds purchased                                           (6,200,000)                     --
   Proceeds from Federal Home Loan Bank advances                                     16,852,000              25,000,000
   Repayments of Federal Home Loan Bank advances                                     (5,264,000)            (20,000,000)
   Cash dividends paid                                                                 (251,252)                    ---
                                                                                  --------------            ------------
        Net cash from financing activities                                           25,231,721              47,195,272

Net change in cash and cash equivalents                                              (2,800,552)              4,290,497

Cash and cash equivalents at beginning of period                                     26,305,310              20,554,039
                                                                                  --------------            ------------
Cash and cash equivalents at end of period                                          $23,504,758             $24,844,536
                                                                                  ==============            ============


Supplemental disclosures of cash flow information Cash paid during the period for:
         Interest                                                                    $5,078,412              $2,844,098
         Income taxes                                                                   392,000                      --




--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements


                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY Three Month Periods
                     Ended March 31, 2001 and March 31, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                        Other                Total
                                                 Common           Retained          Comprehensive        Shareholders'
                                                 Stock             Deficit          Income (Loss)            Equity
                                                 -------          ---------         -------------        -------------

Balance, December 31, 1999                    $36,882,916        $(1,960,810)       $(395,953)            $34,526,153

Net income for three months ended
   March 31, 2000                                                    526,613                                  526,613

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                              (50,675)                (50,675)
                                                                                                          ------------
   Comprehensive income                                                                                       475,938
                                             -------------      --------------     -----------            ------------

Balance, March 31, 2000                       $36,882,916        $(1,434,197)       $(446,628)            $35,002,091
                                              ===========        ============       ==========            ===========




                                                                                     Accumulated
                                                                                        Other                Total
                                                 Common           Retained          Comprehensive        Shareholders'
                                                 Stock            Earnings              Income               Equity

Balance, December 31, 2000                    $36,890,416         $1,136,444         $101,198              $38,128,058

Net income for three months ended
   March 31, 2001                                                  1,091,397                                 1,091,397

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                              369,872                  369,872
                                                                                                           -----------
   Comprehensive income                                                                                      1,461,269

Issued 107,474 shares in payment
   of 3% stock dividend                        1,762,573          (1,765,885)                                   (3,312)
Cash dividends at $.07 per share                                    (251,252)                                 (251,252)
                                             -------------      --------------     -----------            ------------
Balance, March 31, 2001                       $38,652,989           $210,704         $471,070              $39,334,763
                                              ============      ==============     ============           =============



--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation's (the "Company") 2000 Annual Report containing financial statements for the year ended December 31, 2000.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 3% stock dividend distributed on May 4, 2001. The Statement of Changes in Shareholders' Equity reflects the change in retained earnings and common stock for the value of the dividend paid.


NOTE 2 PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Macatawa Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                            MACATAWA BANK CORORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 3 EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters ended March 31, 2001 and March 31, 2000 are as follows:

                                                                                 Three Months         Three Months
                                                                                    Ended                Ended
                                                                                March 31, 2001       March 31, 2000
                                                                                --------------       --------------
                                                                                    (unaudited)        (unaudited)
Basic earnings per share
   Net income                                                                       $1,091,397           $ 526,613
                                                                                    ----------           ---------
   Weighted average common
      shares outstanding                                                             3,696,994           3,696,222
                                                                                     ---------           ---------

   Basic earnings per share                                                              $0.30               $0.14
                                                                                    ==========           =========

Diluted earnings per share
   Net income                                                                       $1,091,397           $ 526,613
                                                                                    ----------           ---------
   Weighted average common
      shares outstanding                                                             3,696,994           3,696,222
   Add:  Dilutive effects of assumed
      exercise of stock options                                                         23,056              21,244
                                                                                    ----------           ---------

   Weighted average common and
      dilutive potential common
      shares outstanding                                                             3,720,050           3,717,466
                                                                                     ---------           ---------

     Diluted earnings per share
                                                                                         $0.29               $0.14
                                                                                    ===========         ==========


Stock options for 66,950 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2001 and 2000 because they were antidilutive.













--------------------------------------------------------------------------------
                                   (Continued)


                            MACATAWA BANK CORORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 4  SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

                                                                    Gross               Gross
                                               Amortized         Unrealized           Unrealized
                                                  Cost              Gains               Losses            Fair Values
                                               ---------         ----------           -----------         -----------

March 31, 2001 (Unaudited)
--------------------------
   U.S. Treasury securities and obligations
      of U. S. government agencies            $44,651,182           $546,169            $   0              $45,197,351
  State and municipal bonds                     6,453,479            167,573                0                6,621,052
                                              -----------           --------         ----------           ------------


                                              $51,104,661           $713,742             $   0             $51,818,403
                                              ===========           ========         ==========           ============
December 31, 2000
-----------------
   U. S. Treasury securities and obligations
      of U. S. government agencies            $45,927,221           $191,469         $(128,090)           $45,990,600
  State and municipal bonds                     2,587,955             89,952                 0              2,677,907
                                              -----------           --------         ----------           -----------

                                              $48,515,176           $281,421         $(128,090)           $48,668,507
                                              ===========           ========         ==========           ===========



Contractual maturities of debt securities at March 31, 2001(unaudited) were as follows. No held-to-maturity securities existed at March 31, 2001. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                      Available-for-Sale Securities
                                                                                  Amortized Cost             Fair Values
                                                                                  --------------             -----------

         Due from one to five years                                                  $41,012,820             $41,540,015
         Due from five to ten years                                                    5,497,626               5,543,255
         Due after ten years                                                           4,594,215               4,735,133
                                                                                     -----------             -----------
            Total                                                                    $51,104,661             $51,818,403
                                                                                     ===========             ===========






--------------------------------------------------------------------------------
                                   (Continued)


                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - LOANS

Loans were as follows:

                                                                          March 31,                 December 31,
                                                                            2001                        2000
                                                                        ------------                  ---------

                                                                        (unaudited)
     Commercial                                                       $318,103,429                $293,541,257
     Mortgage                                                           62,366,375                  60,822,360
     Consumer                                                           57,985,474                  56,312,065
                                                                      ------------                ------------
                                                                       438,455,278                 410,675,682
     Allowance for loan losses                                          (6,243,030)                 (5,853,972)
                                                                      ------------                ------------

                                                                      $432,212,248                $404,821,710
                                                                      ============                ============

Activity in the allowance for loan losses was as follows:


                                                                     Three months ended          Three months ended
                                                                       March 31, 2001              March 31, 2000
                                                                       --------------              --------------
                                                                        (unaudited)                 (unaudited)
     Balance at beginning of period                                     $5,853,972                  $3,995,165
        Provision charged to operating expense                             522,000                     487,000
        Charge-offs                                                       (143,736)                          0
        Recoveries                                                          10,794                           0
                                                                       ------------                ------------
      Balance at end of period                                          $6,243,030                  $4,482,165
                                                                       ============                ============



NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                                                          March 31,                 December 31,
                                                                            2001                        2000
                                                                        ------------                 ---------
                                                                        (unaudited)
Noninterest-bearing demand deposit accounts                            $45,498,478                 $50,746,045
Money market accounts                                                  128,657,817                 125,427,738
NOW and Super NOW accounts                                              50,718,641                  56,973,193
Savings accounts                                                        12,547,287                  10,548,694
Certificates of deposit                                                181,289,867                 154,921,447
                                                                       -----------                 -----------
                                                                      $418,712,090                $398,617,117
                                                                      ============                ============






--------------------------------------------------------------------------------

                                   (Continued)


                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows:


                                                                          March 31,                  December 31,
                                                                            2001                        2000
                                                                       --------------                ------------

Maturities from October 2001 through                                     (unaudited)
    December 2010, fixed rates from 5.08% to
    6.68%, averaging 5.82%.                                             $62,588,000                 $51,000,000
                                                                        ============                ===========




Each advance is payable at its respective maturity date with a prepayment penalty. These advances were required to be collateralized by securities totaling $45,000,000 at March 31, 2001 and December 31, 2000, and first mortgage loans totaling $49,000,000 and $50,000,000 under a blanket lien arrangement at March 31, 2001 and December 31, 2000, respectively.


Maturities as of March 31, 2001 were as follows:

                      2001                    $ 5,264,000
                      2002                      8,264,000
                      2003                      3,000,000
                      2004                      5,060,000
                      2005                     10,000,000
                      2009                      5,000,000
                      2010                     26,000,000
                                               ----------

                                              $62,588,000
                                              ===========









--------------------------------------------------------------------------------

                                   (Continued)
                                       11

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 8 - REGULATORY MATTERS

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measurements of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is only adequately capitalized, regulatory approval is required before it is able to accept brokered deposits. If a bank is undercapitalized, capital distributions are limited, as well as its asset growth and expansion, and the bank is required to implement plans for necessary capital restoration.

At March 31, 2001 and December 31, 2000, actual capital levels (in thousands) and minimum required levels for the Company and the Bank were:

                                                                                                     To Be Well
                                                                           Minimum Required       Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                        Actual             Adequacy Purposes     Action Regulations
                                                        ------             -----------------     ------------------
                                                   Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                   ------       -----      ------      -----      ------      -----

March 31, 2001 (unaudited)
--------------
Total capital (to risk weighted assets)
   Consolidated                                      $44,473      9.9%       $35,877     8.0%       $44,846     10.0%
   Bank                                               48,181     10.7         35,861     8.0         44,826     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                       38,867      8.7         17,938     4.0         26,908      6.0
   Bank                                               42,358      9.5         17,930     4.0         26,896      6.0
Tier 1 capital (to average assets)
   Consolidated                                       38,867      7.7         20,327     4.0         25,409      5.0
   Bank                                               42,358      8.3         20,320     4.0         25,400      5.0

December 31, 2000
Total capital (to risk weighted assets)
   Consolidated                                      $43,644     10.4%       $33,698     8.0%       $42,123     10.0%
   Bank                                               46,820     11.1         33,648     8.0         42,059     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                       38,379      9.1         16,849     4.0         25,274      6.0
   Bank                                               41,563      9.9         16,824     4.0         25,236      6.0
Tier 1 capital (to average assets)
   Consolidated                                       38,379      8.2         18,630     4.0         23,288      5.0
   Bank                                               41,563      8.9         18,624     4.0         23,280      5.0


The Company and the Bank were categorized as well capitalized at December 31, 2000. The Bank was categorized as well capitalized at March 31, 2001, while the Company was categorized as adequately capitalized.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and is the bank holding company for Macatawa Bank. Macatawa Bank commenced operations on November 25, 1997. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. We provide a full range of commercial and consumer banking services through our network of 13 full service branches located in communities in Ottawa County, northern Allegan County and southwestern Kent County, Michigan.

We have experienced rapid and substantial growth since opening in November 1997. At March 31, 2001, we had thirteen branch banking offices and three service facilities. We completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. In June 1999, we completed an offering of common stock to our shareholders resulting in net proceeds of $14.6 million.

We established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of March 31, 2001, had assets of approximately $246 million.

Financial Condition
-------------------

Our total assets increased by $28.5 million, or 5.7%, to $528.3 million at March 31, 2001 from $499.8 million at December 31, 2000. The increase in assets was primarily attributable to the Bank continuing to attract customer deposits and then lending or otherwise investing these funds. The number of deposit accounts increased from approximately 38,000 at December 31, 2000, to approximately 42,000 deposit accounts at March 31, 2001. Management attributes the strong growth in deposits to quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of our branch network.

Cash and cash equivalents, which include federal funds sold and short-term investments, decreased $2.8 million to $23.5 million at March 31, 2001, from $26.3 million at December 31, 2000. The December 2000 cash balance was at a peak level at year-end due to customer deposit activity, and the decrease reflected more normal levels.

Securities available for sale increased $3.1 million to $51.8 million at March 31, 2001 from $48.7 million at December 31, 2000. The increase was the result of purchasing additional securities as a means of strengthening our liquidity ratio.

Total loans increased $27.8 million, or 6.8%, to $438.5 million at March 31, 2001 from $410.7 million at December 31, 2000. Commercial and commercial real estate loans increased $24.6 million to $318.1 million at March 31, 2001, from $293.5 million at December 31, 2000, an increase of 8.4%. Commercial and commercial real estate loans accounted for approximately 73% of the Bank's total loan portfolio at March 31, 2001.

The allowance for loan losses as of March 31, 2001 was $6.2 million, or 1.42% of total loans, compared to $5.9 million, or 1.43% of total loans at December 31, 2000. We provide a loan loss provision on a regular basis consistent with our loan growth and loss experience. First quarter net charge-offs totaled $133 thousand, which was the largest quarter of losses experienced since the Bank's inception. However, this represented only .03% of average loans for the quarter, and is still considered by management to be an exceptional level within the banking industry. While our credit losses on loans continue to be low, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios, the effects of increasing interest rates on borrowers, and potential economic weakness, in our judgment, we have provided adequate reserves for loan losses. However, there can be no assurance that the allowance for losses on loans will be adequate to cover all losses. In lieu of an established loan loss trend for determining an adequate allowance for loan loss, the Bank has built an allowance based on industry peer ratios.

Total deposits increased $20.1 million, or 5.0%, to $418.7 million at March 31, 2001, as compared to $398.6 million at December 31, 2000. We believe the increase was primarily a result of deposits being obtained from new customers. Certificates of deposit increased by $26.4 million over year-end 2000 primarily as a result of new account activity. Noninterest bearing demand deposit accounts decreased by $5.2 million during the quarter. The December 2000 balances were unusually high due to customer year-end deposit activity.

Results of Operations
---------------------

Net income for the quarter ended March 31, 2001, was $1.1 million, an increase of $527 thousand over the same period last year. Diluted earnings per share were $.29, compared to $.14 for the prior year period. First quarter net income included a federal income tax expense provision of $546 thousand. The first quarter of 2000 did not include any tax provision due to our prior year operating loss carryforward position for federal tax purposes.

Net interest income for the first quarter of 2001 totaled $4.8 million, a 45% increase as compared to $3.5 million from the comparable period in 2000. The improvement is reflective of the overall growth of the Company. Average earning assets during the first quarter of 2001 totaled $476.8 million, versus $334.9 million during the same quarter in 2000. Net interest margin on earning assets was 4.03% for the 2001 quarter, down from 4.15% in the first quarter of 2000. The contraction in the net interest margin reflects the decrease in yield on earning assets resulting from a reduction of 1.50% in our prime rate during the first quarter. The prime rate reductions followed Federal Reserve Board rate reductions. Liability costs have not moved as quickly due to contractual maturities on certificate of deposit portfolios. Anticipated growth in earning assets is expected to continue to increase levels of net interest income. This will be slightly mitigated by the compression in the net interest margin as a result of any additional interest rate reductions by the Federal Reserve Board. The margin compression is a result of our asset sensitivity to changing interest rates. Because of the fixed terms on our certificate of deposit portfolio, we anticipate several months before re-pricing of the certificate of deposit portfolio costs will fully offset reductions in our asset yields.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]

The following table shows an analysis of net interest margin for the three month periods ending March 31, 2001 and 2000.


                                                                    For the three months ended March 31,

                                           --------------------------------------------------------------------------------
                                                          2001                                            2000
                                           --------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                            Average      earned       yield              Average      earned       yield
                                            balance     or paid      or cost             balance      or paid     or cost
                                            -------     -------      -------             -------      -------     -------
                                                                       (Dollars in thousands)

Assets
------
Taxable securities                        $44,005       $   687        6.16%             $28,048       $   414       5.84%
Tax-exempt securities (1)                   3,339            41        7.60%               1,014            13       7.99%
Loans                                     425,631         9,482        8.93%             301,922         6,611       8.69%

Short term investments                        144             2        5.45%                 299             2       2.40%
Federal Home Loan Bank stock                3,003            59        7.87%               2,312            47       8.00%
                                       ----------    -----------                     -----------    ----------
  Total interest earning assets           476,811        10,280        8.65%             334,903         7,106       8.43%


Noninterest earning assets
  Cash and due from banks                  20,546                                         17,513
  Other                                    11,237                                          8,848
                                       ----------                                    -----------
    Total assets                         $508,594                                       $361,264
                                       ==========                                    ===========

Liabilities
-----------
NOWs and MMDAs                           $177,432         1,701        3.89%            $146,523         1,466       4.06%
Savings                                    10,979            50        1.85%               7,859            37       1.96%
IRAs                                       10,294           161        6.33%               6,247            89       5.67%
Time deposits                             157,748         2,534        6.51%             100,135         1,465       5.93%
Fed funds borrowed                          3,459            51        5.86%               1,702            25       6.00%
Other borrowings                           64,060           952        5.94%              31,318           487       6.15%
                                       ----------    ----------                      -----------    ----------
  Total interest bearing liabilities      423,972         5,449        5.20%             293,784         3,569       4.87%


Noninterest bearing liabilities
  Noninterest bearing demand accounts      43,411                                         31,920
  Other noninterest bearing liabilities     2,394                                          1,762

Shareholders' equity                       38,817                                         33,798
                                       ----------                                    -----------

Total liabilities and shareholders'
equity                                   $508,594                                       $361,264
                                       ==========                                    ===========

Net interest income                                      $4,831                                         $3,537
                                                         ======                                         ======

Net interest spread                                                    3.45%                             3.56%
Net interest margin                                                    4.03%                             4.15%
Ratio of average interest bearing assets to
  Average interest bearing liabilities                  112.46%                          114.00%



(1)   Yield adjusted to fully tax equivalent.


The provision for loan losses for the quarter ended March 31, 2001 was $522 thousand. This amount was provided as a result of the increase in the total loan portfolio, as well as providing additional allowance for loans charged-off during the quarter. Management considers it prudent during the early years of operations to provide for loan losses at similar levels maintained by banks with similar loan portfolios. We will continue to monitor our loan loss performance and increase our loan loss reserve if needed to more closely align it with our own history of loss experience. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the quarter ended March 31, 2001 was $828 thousand, an increase of $422 thousand, or 104%, over the same period last year. Service charges on deposit accounts was the single largest component of noninterest income and increased to $314 thousand for the quarter ended March 31, 2001, compared to $201 thousand for the quarter ended March 31, 2000. The increased service charge income was reflective of increased customer accounts. The largest increase in noninterest revenue was in gain on sale of mortgage loans, which increased by $227 thousand over first quarter 2000. The increased gains were from higher volumes of residential mortgage financing activity as a result of the lower interest rate market during the first quarter. Higher mortgage refinancing activity is expected to continue as long as interest rates remain favorable for mortgage originations.

Noninterest expense totaled $3.5 million, an increase of $571 thousand compared to the same quarter for 2000. Salary and benefits, and occupancy and equipment expense increased a combined $362 thousand for the quarter. The growth in expense levels reflected the growth in branch and operational support infrastructure necessary to support increased customer activity. Other increases included advertising and promotion costs, data processing, and other expense, which includes courier, telephone, postage, and outside services. All of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated.

Liquidity and Capital Resources
 -------------------------------

We obtained our initial equity capital, in the amount of approximately $8.2 million, as a result of a private placement by Macatawa Bank to investors in November 1997. Additional equity capital of $14.1 million was raised during our initial public offering completed in April 1998. Due to our continued rapid growth, additional equity capital was required in 1999. Through an offering made to our shareholders in June 1999, $14.6 million of net proceeds from an equity offering was raised. Substantially all of the proceeds of this offering were subsequently contributed to Macatawa Bank's capital to support required regulatory capital levels. At March 31, 2001, the Bank's Tier 1 Capital as a percent of average assets was 8.3%.

We declared our first cash dividend during the fourth quarter of 2000. The dividend amount was $.07 per share, and was paid December 29, 2000. We paid a second cash dividend of $.07 per share on March 29, 2001. It is anticipated that we will continue to pay quarterly cash dividends in the future. On May 4, 2001, we distributed a 3% stock dividend to our shareholders.

We secured a $5 million credit facility during September of 2000, to provide additional capital to maintain the Bank at required regulatory capital levels. In March 2001, the credit facility was increased to $8 million. The balance outstanding on this line was $4 million at both December 31, 2000 and March 31, 2001. Based on continued projected asset growth, additional capital will be required in 2001. We are evaluating alternatives available to effectively increase capital levels such as the sale of common stock or other securities.

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Our sources of liquidity include loan payments by borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold, borrowings from the Federal Home Loan Bank, and the issuance of common stock. Liquidity management involves the ability to meet the cash flow requirements of our customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

Forward Looking Statements
--------------------------

This report includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Analysis

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of Macatawa Bank's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Macatawa has only limited agricultural-related loan assets, and therefore has no significant exposure to changes in commodity prices. Therefore, our market risk exposure is mainly comprised of our sensitivity to interest rate risk. Our balance sheet has sensitivity, in various categories of assets and liabilities to changes in prevailing rates in the U.S. for prime rate, mortgage rates, U.S. Treasury rates and various money market indexes. Our asset/liability management process aids us in providing liquidity while maintaining a balance between interest earning assets and interest bearing liabilities.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]

We use two interest rate risk measurement techniques in our interest rate risk management. The first is static gap analysis. This measures the difference between the dollar amounts of interest sensitive assets and liabilities that may be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of March 31, 2001.


                                        < 3 Months       3-12 Months      1-5 Years     Over 5 Years       Total

Assets:
   Fixed rate loans                        $ 21,243         $ 38,536     $154,477          $23,897       $238,153
   Variable rate loans                      176,073              737       21,229            2,263        200,302
   Taxable Securities                         2,013           11,097       28,431            3,656         45,197
   Tax-Exempt Securities                          -                -            -            6,621          6,621
   Other Securities                               -                -            -            3,129          3,129
   Federal Funds Sold                         3,000                -            -                -          3,000
   Loan Loss Reserve                              -                -            -                -         (6,243)
   Cash & Due From Banks                          -                -            -                -         20,505
   Fixed Assets                                   -                -            -                -         12,117
   Other Assets                                   -                -            -                -          5,476
                                           --------         --------      -------          -------       --------
TOTAL                                     $ 202,329         $ 50,370    $ 204,137         $ 39,566      $ 528,257
                                          =========         ========    =========         ========      =========
Liabilities:
   Time deposits $100,000 and over           36,585           45,338       16,558              589         99,070
   Time deposits under $100,000              10,585           41,355       21,200                -         73,140
   Repo's & Borrowed Money                    4,000           10,528       21,060           31,000         66,588
   Savings & IRA's                           13,408            3,242        4,547              604         21,801
   NOW & money market accounts              179,203                -            -                -        179,203
   Non-Interest Bearing Deposits                  -                -            -                -         45,498
   Other Liabilities & Equity                     -                -            -                -         42,957
                                           --------         --------      -------          -------       --------
TOTAL                                     $ 243,781        $ 100,463     $ 63,365         $ 32,193      $ 528,257
                                          =========        =========     ========         ========      =========
Period interest rate gap:                   (41,452)         (50,093)     140,772            7,373
Cumulative interest rate gap:               (41,452)         (91,545)      49,227           56,600
Cumulative interest rate gap to
    total assets                              (7.85)%         (17.33)%       9.32%           10.71%

Rate sensitive assets to rate
  sensitive liabilities                        .83             0.50         3.22             1.23
Cumulative rate sensitive assets to
  rate sensitive liabilities                   .83              .73         1.12             1.13


The above table shows that total liabilities maturing or repricing within one year exceeded assets maturing within one year by $92 million. However, the repricing and cash flows of certain categories of assets and liabilities are subject to competitive and other influences that are beyond our control. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

The second interest rate risk measurement used is simulation analysis. We use a computer-based earnings simulation model to estimate the effects of various interest rate environments on the balance sheet structure and net interest income. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include repayment speeds on various loan and investment assets, cash flows and maturities of interest-sensitive assets, cash flows and maturities of interest-sensitive liabilities, and changes in market conditions impacting loan and deposit pricing.

In running the simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates.

The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. This model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the Asset/Liability Committee which evaluates the results in conjunction with acceptable interest rate risks to maintain our net interest income levels.

The following table shows the suggested impact on net interest income over the next twelve months, based on our balance sheet as of March 31, 2001.


                                                     Percent Change in Net
Interest Rate Scenario                                 Interest Income
----------------------                               ---------------------

Interest rates down 200 basis points                          (8.07)%

Interest rates down 100 basis points                          (4.04)%

No change in interest rates                                     ---

Interest rates up 100 basis points                             4.04%

Interest rates up 200 basis points                             8.07%



The above results indicate that we are interest sensitive on the asset side, with more asset repricing opportunities in either an up or down interest rate scenario. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; client preferences, and other factors.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

None.


Item 2.           Changes in Securities and Use of Proceeds.

None.


Item 3.           Defaults Upon Senior Securities.

None.


Item 4.           Submission of Matters to a Vote of Securities Holders.

None.


Item 5.           Other Information.

None.


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits - None.

         (b)      Reports on 8-K - None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MACATAWA BANK CORPORATION



                                      /s/ Benj. A. Smith, III
                                    Benj. A. Smith, III
                                    Chairman and Chief Executive Officer



                                      /s/ Steven L. Germond
                                    Steven L. Germond
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

DATE:  May 11, 2001