Form 10-Q
period 2001-06-30
MACATAWA BANK CORP
filed 2001-08-14
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,307,201 shares of the Company's Common Stock (no par value) were outstanding as of August 10, 2001.

                                      INDEX

                                                                          Page
                                                                       Number(s)

Part I.      Financial Information (unaudited):

             Item 1.
             Condensed Consolidated Financial Statements                       3
             Notes to Condensed Consolidated Financial Statements              7

             Item 2.
             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    13

             Item 3.
             Quantitative and Qualitative Disclosures
             About Market Risk                                                18

Part II.     Other Information:

             Item 1.
             Legal Proceedings                                                21

             Item 2.
             Changes in Securities and Use of Proceeds                        21

             Item 3.
             Defaults Upon Senior Securities                                  21

             Item 4.
             Submission of Matters to a Vote of Security Holders              21

             Item 5.
             Other Information                                                21

             Item 6.
             Exhibits and Reports on Form 8-K                                 21

Signatures                                                                    22

Part I  Financial Information
Item 1.

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              As of June 30, 2001 (unaudited) and December 31, 2000

--------------------------------------------------------------------------------

                                                                               June 30,              December 31,
                                                                                 2001                    2000
                                                                               --------                --------
                                                                             (unaudited)
 ASSETS
   Cash and due from banks                                                    $24,945,227             $26,305,310
   Federal funds sold                                                          14,500,000                     ---
                                                                            -------------            ------------
      Cash and cash equivalents                                                39,445,227              26,305,310

   Securities available for sale                                               62,490,545              48,668,507
   Federal Home Loan Bank stock                                                 3,129,400               2,550,000

   Total loans                                                                468,586,863             410,675,682
   Allowance for loan losses                                                   (6,652,723)             (5,853,972)
                                                                            -------------            ------------
                                                                              461,934,140             404,821,710

   Premises and equipment - net                                                13,944,191              12,263,903
   Accrued interest receivable                                                  3,372,202               3,270,561
   Other assets                                                                 2,062,584               1,932,509
                                                                            -------------            ------------

      Total assets                                                           $586,378,289            $499,812,500
                                                                            =============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
      Noninterest-bearing                                                     $55,459,181            $ 50,746,045
      Interest-bearing                                                        403,970,860             347,871,072
                                                                            -------------            ------------
         Total                                                                459,430,041             398,617,117

  Federal Home Loan Bank advances                                              62,588,000              51,000,000
  Note payable                                                                        ---               4,000,000
  Federal funds purchased                                                             ---               6,200,000
  Accrued expenses and other liabilities                                        3,422,711               1,867,325
                                                                            -------------            ------------
         Total liabilities                                                    525,440,752             461,684,442

   Shareholders' equity
   Preferred stock, no par value, 500,000 shares
      Authorized; no shares issued and outstanding
   Common stock, no par value, 9,500,000 shares Authorized;
      5,096,995 shares and 3,696,789 issued and outstanding
      as of June 30, 2001 and December 31, 2000, respectively                  59,219,989              36,890,416
   Retained earnings                                                            1,154,077               1,136,444
   Accumulated other comprehensive income                                         563,471                 101,198
                                                                            -------------            ------------
      Total shareholders' equity                                               60,937,537              38,128,058
                                                                            -------------            ------------

   Total liabilities and shareholders' equity                                $586,378,289            $499,812,500
                                                                            =============            ============

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        Three and Six Month Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

                                            Three Months      Three Months       Six Months        Six Months
                                               Ended              Ended             Ended            Ended
                                           June 30, 2001      June 30, 2000     June 30, 2001     June 30, 2000
                                           -------------      -------------     -------------     -------------
Interest income                             (unaudited)         (unaudited)       (unaudited)      (unaudited)
    Loans, including fees                     $9,735,470         $7,808,196       $19,217,273       $14,418,842
    Securities                                   903,477            559,395         1,701,670         1,054,680
                                           -------------      -------------     -------------     -------------
      Total interest income                   10,638,947          8,367,591        20,918,943        15,473,522

Interest expense
   Deposits                                    4,446,406          3,643,011         8,892,554         6,699,192
   Other                                         997,323            645,555         1,999,786         1,158,080
                                           -------------      -------------     -------------     -------------
      Total interest expense                   5,443,729          4,288,566        10,892,340         7,857,272

Net interest income                            5,195,218          4,079,025        10,026,603         7,616,250

Provision for loan losses                       (502,000)          (595,000)       (1,024,000)       (1,082,000)
                                           -------------      -------------     -------------     -------------

Net interest income after
  provision for loan losses                    4,693,218          3,484,025         9,002,603         6,534,250

Noninterest income
   Service charges on deposit accounts           388,357            238,196           702,078           439,155
   Gain on sale of loans                         220,433             95,860           486,903           135,181
   Trust fees                                    156,952            134,821           336,968           248,187
   Other                                          71,667             48,855           139,518           100,859
                                           -------------      -------------     -------------     -------------
      Total noninterest income                   837,409            517,732         1,665,467           923,382

Noninterest expense
   Salaries and benefits                       2,040,861          1,705,232         3,907,340         3,353,251
   Occupancy expense of premises                 275,451            308,700           570,335           563,964
   Furniture and equipment expense               360,436            294,962           727,319           557,958
   Legal and professional fees                    71,900            102,312           137,955           153,356
   Advertising                                   122,216             75,001           246,271           144,754
   Data processing                                99,019             71,774           201,287           145,581
   Shareholder services                           51,121             33,325            81,252            51,499
   Supplies                                       92,238             71,401           177,096           175,558
   Other expense                                 633,223            515,726         1,197,804           961,774
                                           -------------      -------------     -------------     -------------
      Total noninterest expenses               3,746,465          3,178,433         7,246,659         6,107,695
                                           -------------      -------------     -------------     -------------

Income before federal income tax               1,784,162            823,324         3,421,411         1,349,937

Federal income tax                               582,000                  0         1,127,850                 0
                                           -------------      -------------     -------------     -------------

Net income                                    $1,202,162           $823,324       $ 2,293,561       $ 1,349,937
                                           =============      =============     =============     =============

Basic income per share                              $.30               $.22              $.60              $.36
Diluted income per share                            $.30               $.22              $.59              $.36

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             Six Month Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                              Six Months              Six Months
                                                                                Ended                   Ended
                                                                            June 30, 2001           June 30, 2000
                                                                            -------------           -------------
                                                                             (unaudited)             (unaudited)
Cash flows from operating activities
   Net income                                                                 $2,293,561              $1,349,937
   Adjustments to reconcile net income to net
      cash from operating activities:
         Depreciation and amortization                                           642,267                 584,381
         Provision for loan losses                                             1,024,000               1,082,000
         Net change in:
            Accrued interest receivables and other assets                       (231,717)             (1,396,238)
            Accrued expenses and other liabilities                             1,317,247                 502,227
                                                                            ------------            ------------
               Net cash from operating activities                              5,045,358               2,122,307

Cash flows from investing activities
   Net increase in loans                                                     (58,136,430)            (61,612,860)
   Purchase of Federal Home Loan Bank Stock                                     (579,400)                    ---
   Purchases of securities available for sale                                (38,120,060)             (7,826,998)
   Proceeds from maturities and calls of securities available for sale        25,000,000                     ---
   Additions to premises and equipment                                        (2,324,121)             (2,504,112)
                                                                            ------------            ------------
        Net cash from investing activities                                   (74,160,011)            (71,943,970)

Cash flows from financing activities
   Net increase in deposits                                                   60,812,924              55,621,110
   Net (decrease)increase in short term borrowings                            (6,200,000)              6,000,000
   Proceeds from Federal Home Loan Bank advances                              16,852,000              40,000,000
   Repayments of Federal Home Loan Bank advances                              (5,264,000)            (30,000,000)
   Repayments of notes payable                                                (4,000,000)                    ---
   Cash dividends paid                                                          (513,354)                    ---
   Proceeds from sale of stock                                                20,567,000                     ---
                                                                            ------------            ------------
        Net cash from financing activities                                    82,254,570              71,621,110

Net change in cash and cash equivalents                                       13,139,917               1,799,447

Cash and cash equivalents at beginning of period                              26,305,310              20,554,039
                                                                            ------------            ------------

Cash and cash equivalents at end of period                                   $39,445,227             $22,353,486
                                                                            ============            ============

Supplemental disclosures of cash flow information
       Cash paid during the period for:
         Interest                                                            $10,488,177              $7,372,615
         Income taxes                                                          1,071,000                     ---

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             Six Month Periods Ended June 30, 2001 and June 30, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                        Other                Total
                                                Common            Retained          Comprehensive        Shareholders'
                                                 Stock            Deficit           Income (Loss)           Equity
                                              -----------       -----------         -------------        -------------
Balance, December 31, 1999                    $36,882,916       $(1,960,810)          $(395,953)            $34,526,153

Net income for six months ended
   June 30, 2000                                                  1,349,937                                   1,349,937

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                                (39,834)                (39,834)
                                                                 ----------                                 -----------
      Comprehensive income                                                                                    1,310,103
                                              -----------        -----------          ---------             -----------
Balance, June 30, 2000                        $36,882,916        $ (610,873)          $(435,787)            $35,836,256
                                              ===========        ===========          ==========            ===========





                                                                                     Accumulated
                                                                                        Other                 Total
                                                Common            Retained          Comprehensive         Shareholders'
                                                 Stock            Earnings             Income                Equity
                                              -----------        ----------         -------------         -------------
Balance, December 31, 2000                    $36,890,416        $1,136,444            $101,198             $38,128,058

Net income for six months ended
   June 30, 2001                                                  2,293,560                                   2,293,560

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities                                                462,273                 462,273
                                                                                                           ------------
      Comprehensive income                                                                                    1,831,287

Net proceeds from sale of stock                20,565,000                                                    20,565,000
Proceeds from exercise of stock options             2,000                                                         2,000

Issued 107,474 shares in payment
   of 3% stock dividend                         1,762,573        (1,765,885)                                     (3,312)
Cash dividends at $.07 per share                                   (510,042)                                   (510,042)
                                              -----------        ----------            --------             -----------
Balance, June 30, 2001                        $59,219,989        $1,154,077            $563,471             $60,937,537
                                              ===========        ==========            ========             ===========

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation's (the "Company") 2000 Annual Report containing financial statements for the year ended December 31, 2000.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 3% stock dividend distributed on May 4, 2001. The Statement of Changes in Shareholders' Equity reflects the change in retained earnings and common stock for the value of the dividend paid .


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








                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                            MACATAWA BANK CORORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 3 EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters and six months ended June 30, 2001 and June 30, 2000 are as follows:

                                             Three Months        Three Months          Six Months         Six Months
                                                Ended                Ended               Ended              Ended
                                            June 30, 2001        June 30, 2000       June 30, 2001      June 30, 2000
                                            -------------        -------------       -------------      -------------
                                             (unaudited)          (unaudited)         (unaudited)          (unaudited)
Basic earnings per share
   Net income                                 $1,202,162            $823,324           $2,293,560         $1,349,937
                                           -------------        ------------        -------------      -------------
   Weighted average common
      shares outstanding                       3,989,196           3,696,222            3,843,800          3,696,222
                                           -------------        ------------        -------------      -------------

   Basic earnings per share                        $0.30               $0.22                $0.60              $0.36
                                           =============        ============        =============      =============
Diluted earnings per share
   Net income                                 $1,202,163            $823,324           $2,293,560         $1,349,937
                                           -------------        ------------        -------------      -------------
   Weighted average common
      shares outstanding                       3,989,196           3,696,222            3,843,800          3,696,222
   Add:  Dilutive effects of assumed
      exercise of stock options                   37,989              13,100               30,202             16,617
                                           -------------        ------------        -------------      -------------
   Weighted average common and
      dilutive potential common
      shares outstanding                       4,027,185           3,709,322            3,874,002          3,712,839
                                           -------------        ------------        -------------      -------------

     Diluted earnings per share                    $0.30               $0.22                $0.59              $0.36
                                           =============        ============        =============      =============

Stock options for 2,000 and 51,440 shares of stock were not considered in computing diluted earnings per share for the quarter and six-months ended June 30, 2001 because they were antidilutive. Stock options for 78,280 shares of common stock were not considered in computing diluted earnings per share for the quarter and six-months ended June 30, 2000 because they were antidilutive.

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 4  SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

                                                                   Gross                Gross
                                               Amortized         Unrealized          Unrealized
                                                 Cost              Gains               Losses             Fair Values
                                               ---------         ----------          -----------          -----------
June 30, 2001 (Unaudited)
-------------------------
   U.S. Treasury securities and obligations
      of U. S. Government agencies            $53,901,185          $686,670            $(2,500)           $54,585,355
         State and municipal bonds              7,735,616           171,112             (1,538)             7,905,190
                                              -----------        ----------          ---------           ------------

                                              $61,636,801          $857,782            $(4,038)           $62,490,545
                                              ===========        ==========          =========           ============
December 31, 2000
-----------------
   U. S. Treasury securities and obligations
      of U. S. Government agencies            $45,927,221          $191,469          $(128,090)           $45,990,600
         State and municipal bonds              2,587,955            89,952                ---              2,677,907
                                              -----------        ----------          ---------           ------------

                                              $48,515,176          $281,421          $(128,090)           $48,668,507
                                              ===========        ==========          =========           ============

Contractual maturities of debt securities at June 30, 2001(unaudited) were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Available-for-Sale Securities
                                                                            Amortized Cost             Fair Values
                                                                            --------------            ------------
         Due from one to five years                                            $49,228,764             $49,868,340
         Due from five to ten years                                              6,929,646               7,021,684
         Due after ten years                                                     5,478,391               5,600,521
                                                                               -----------             -----------
            Total                                                              $61,636,801             $62,490,545
                                                                               ===========             ===========

--------------------------------------------------------------------------------
                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - LOANS

Loans were as follows:

                                                                              June 30,            December 31,
                                                                                2001                  2000
                                                                             --------              ----------
                                                                            (unaudited)
         Commercial                                                        $339,620,283           $293,541,257
         Mortgage                                                            65,849,794             60,822,360
         Consumer                                                            63,116,786             56,312,065
                                                                           ------------           ------------
                                                                            468,586,863            410,675,682
         Allowance for loan losses                                           (6,652,723)            (5,853,972)
                                                                           ------------           ------------

                                                                           $461,934,140           $404,821,710
                                                                           ============           ============

Activity in the allowance for loan losses was as follows:

                                       Three months      Three months         Six months             Six months
                                           Ended            Ended                Ended                 Ended
                                       June 30, 2001    June 30, 2000        June 30, 2001         June 30, 2000
                                       -------------    -------------        -------------         -------------
                                        (unaudited)      (unaudited)          (unaudited)           (unaudited)
     Balance at beginning of period     $6,243,030        $4,482,165          $5,853,972             $3,995,165
           Provision charged to
             operating expense             502,000           595,000           1,024,000              1,082,000
           Charge-offs                    (114,026)          (32,570)           (257,762)               (32,570)
           Recoveries                       21,719               ---              32,513                    ---
                                        ----------        ----------          ----------             ----------
         Balance at end of period       $6,652,723        $5,044,595          $6,652,723             $5,044,595
                                        ==========        ==========          ==========             ==========

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                                                         June 30,                 December 31,
                                                                           2001                       2000
                                                                         --------                  ---------
                                                                        (unaudited)
Noninterest-bearing demand deposit accounts                            $55,459,181                $50,746,045
Money market accounts                                                  144,637,749                125,427,738
NOW and Super NOW accounts                                              53,295,147                 56,973,193
Savings accounts                                                        14,434,548                 10,548,694
Certificates of deposit                                                191,603,416                154,921,447
                                                                      ------------               ------------
                                                                      $459,430,041               $398,617,117
                                                                      ============               ============

                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows:

                                                                       June 30,                 December 31,
                                                                         2001                        2000
                                                                      ---------                  -----------
Maturities from October 2001 through                                 (unaudited)
    December 2010, fixed rates from 5.08% to
    6.68%, averaging 5.82%.                                          $62,588,000                 $51,000,000
                                                                     ===========                 ===========


Each advance is payable at its respective maturity date with a prepayment penalty. These advances were required to be collateralized by securities totaling $45,000,000 at June 30, 2001 and December 31, 2000, and first mortgage loans totaling $49,000,000 and $50,000,000 under a blanket lien arrangement at June 30, 2001 and December 31, 2000, respectively.


Maturities as of June 30, 2001 were as follows:

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

At June 30, 2001 and December 31, 2000, actual capital levels (in thousands) and minimum required levels for the Company and the Bank were:

                                                                                                       To Be Well
                                                                             Minimum Required       Capitalized Under
                                                                               For Capital          Prompt Corrective
                                                          Actual             Adequacy Purposes      Action Regulations
                                                          ------             -----------------      ------------------
                                                    Amount     Ratio         Amount     Ratio        Amount     Ratio
June 30, 2001 (unaudited)                           ------     -----         ------     -----        ------     -----
-------------
Total capital (to risk weighted assets)
   Consolidated                                      $66,448   13.7%         $38,876    8.0%         $48,596   10.0%
   Bank                                               52,360   10.8           38,859    8.0           48,574   10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                       60,374   12.4           19,438    4.0           29,157    6.0
   Bank                                               46,288    9.5           19,430    4.0           29,144    6.0
Tier 1 capital (to average assets)
   Consolidated                                       60,374   10.9           22,208    4.0           27,761    5.0
   Bank                                               46,288    8.3           22,192    4.0           27,741    5.0

December 31, 2000
-----------------
Total capital (to risk weighted assets)
   Consolidated                                      $43,644   10.4%         $33,698    8.0%         $42,123   10.0%
   Bank                                               46,820   11.1           33,648    8.0           42,059   10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                       38,379    9.1           16,849    4.0           25,274    6.0
   Bank                                               41,563    9.9           16,824    4.0           25,236    6.0
Tier 1 capital (to average assets)
   Consolidated                                       38,379    8.2           18,630    4.0           23,288    5.0
   Bank                                               41,563    8.9           18,624    4.0           23,280    5.0

The Company and the Bank were categorized as well capitalized at June 30, 2001 and year-end 2000.

During June of 2001, the Company completed an underwritten common stock offering. This resulted in 1,400,000 shares of common stock sold at $16.00 per share. Net proceeds, after underwriters' discount and offering expense, were $20.6 million. Subsequently, in July 2001, the underwriter exercised its overallotment option resulting in an additional 210,000 shares of stock issued. Net proceeds from the overallotment sale totaled $3.1 million.

Item  2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OFOPERATIONS

Macatawa Bank Corporation is a Michigan corporation and is the bank holding company for Macatawa Bank. Macatawa Bank commenced operations on November 25, 1997. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. We provide a full range of commercial and consumer banking, and Trust services through our network of 14 full service branches located in communities in Ottawa County, northern Allegan County and southwestern Kent County, Michigan.

We have experienced rapid and substantial growth since opening in November 1997. At June 30, 2001, we had fourteen branch banking offices and three service facilities. We completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. In June 1999, we completed an offering of common stock to our shareholders resulting in net proceeds of $14.6 million. An additional follow-on offering was completed in June of 2001. This resulted in the sale of an additional 1,400,000 shares of common stock, at an offering price of $16.00 per share. During July 2001, the underwriters exercised the overallotment option granted, issuing an additional 210,000 shares at the $16.00 offering price. Net proceeds, including the exercise of the underwriters' overallotment option exercised in July 2001, totaled $23.6 million after underwriting discounts, commissions, and expenses.

We established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of June 30, 2001, had assets of approximately $262 million.

Financial Condition

Our total assets were $586.4 million at June 30, 2001, an increase of $86.6 million, or 17%, as compared to $499.8 million at December 31, 2000. The increase in assets was, we believe, attributable primarily to the Bank continuing to attract new deposit and loan customers as a result of its strong customer service focus and community presence. The asset growth was primarily in earning assets of loans and securities, but also included increased cash, premises, and equipment.

Cash and cash equivalents, which include federal funds sold and short-term investments, increased $13.1 million to $39.4 million at June 30, 2001, from $26.3 million at December 31, 2000. The increase was attributable to an increase in federal funds sold of $14.5 million as a result of the recently completed capital offering proceeds not being fully invested in loans or other investments at quarter end. The offering was completed in mid June as discussed above.

Securities available for sale totaled $62.5 million at June 30, 2001, an increase of $13.8 million as compared to December 31, 2000. The increase in securities was consistent with maintaining the Bank's liquidity ratio in conjunction with deposit growth.

Total loans at June 30, 2001 were $468.6 million, an increase of $57.9 million, or 14%, as compared to December 31, 2000. Commercial and commercial real estate loans increased $46.1 million to $339.6 million at June 30, 2001, from $293.5 million at December 31, 2000, an increase of 15%. Commercial and commercial real estate loans accounted for approximately 72% of the Bank's total loan portfolio at June 30, 2001, as compared to 71% at December 31, 2000. Consumer loans and residential mortgage loans comprised 13% and 14% of total loans, respectively, at June 30, 2001.

The allowance for loan losses as of June 30, 2001 was $6.7 million, or 1.42% of total loans, compared to $5.9 million, or 1.43% of total loans at December 31, 2000. We provide a loan loss provision on a regular basis consistent with our loan growth and loss experience. Net charge-offs for the first six months totaled $225 thousand, as compared to $32 thousand for the same period last year. While our net charge-off experience was higher during the current year, this represented only .10%, on an annualized basis, of average loans. Our credit losses on loans continue to be low however, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios, the effects of increasing interest rates on borrowers, and potential economic weakness, in our judgment, we have provided adequate reserves for loan losses. However, there can be no assurance that the allowance for losses on loans will be adequate to cover all losses. In lieu of an established loan loss trend for determining an adequate allowance for loan loss, the Bank has built an allowance based on industry peer ratios.

Premises and equipment totaled $13.9 million at June 30, 2001, an increase of $1.7 million from Dece mber 31, 2000. The increase resulted from the purchase of land for construction of a new headquarters building, as well as a new branch location. The new headquarters location will allow us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. The new branch site will allow us to construct a full service branch, with drive-up capability, in Hudsonville. The branch will replace an existing small leased storefront location.

Total deposits increased $60.8 million, or 15%, to $459.4 million at June 30, 2001, as compared to $398.6 million at December 31, 2000. We believe the increase was primarily a result of deposits being obtained from new customers. The number of deposit accounts increased from approximately 38,000 at December 31, 2000, to approximately 45,000 at June 30, 2001. We continue to anticipate strong deposit growth given the ongoing consolidation of banks in our market by larger out-of-market regional banks. We feel we have the ability to attract new customers based on our focus on quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of our branch network.

Results of Operations

Net income for the quarter ended June 30, 2001, was $1.2 million, an increase of $379 thousand over the same period last year. Diluted earnings per share were $.30 compared to $.22 for the prior year period. Six months year-to-date net income was $2.3 million, an increase of $944 thousand as compared to the comparable period last year. Net income for the quarter and six months year-to-date 2001 included a federal income tax expense provision of $582 thousand and $1.1 million, respectively. The comparable periods in 2000 did not include any tax provision due to our prior year operating loss carry forward position for federal tax purposes.

Net interest income for the second quarter of 2001 totaled $5.2 million, a 27% increase as compared to $4.1 million for the comparable period in 2000. The improvement is reflective of the overall growth of the earning assets for the Company. Average earning assets during the second quarter of 2001 totaled $519.6 million, versus $379.7 million during the same quarter in 2000. Net interest margin on earning assets was 3.98% for the 2001 quarter, down from 4.23% in the second quarter of 2000. Net interest income for the six months year-to-date was $10.0 million, as compared to $7.6 million for the same period in 2000. Net interest margin was 4.00% for the six month period in 2001, as compared to the same period last year net interest margin of 4.19%. The contraction in the net interest margin for both the quarter and year-to-date reflects the decrease in yield on earning assets resulting from the six prime rate reductions totaling 2.75% in the first six months of this year. Liability costs have not moved as quickly due to contractual maturities on certificate of deposit portfolios, as well as fixed rate borrowings. Anticipated growth in earning assets is expected to continue to increase levels of net interest income. This will be slightly mitigated by the compression in the net interest margin as a result of any additional interest rate reductions by the Federal Reserve Board. Based on maturities in our fixed term certificate of deposit portfolio, we anticipate several months before re-pricing of the portfolio results in lower costs that will fully offset reductions in our asset yields following any interest rate reduction.

The following table shows an analysis of net interest margin for the three month periods ending June 30, 2001 and 2000.

                                                                    For the three months ended June 30,
                                           ---------------------------------------------------------------------------------
                                                          2001                                             2000
                                           ---------------------------------------------------------------------------------
                                                         Interest      Average                          Interest    Average
                                            Average       earned        yield               Average      earned      yield
                                            Balance       or paid      or cost              balance     or paid     or cost
                                            -------       -------      -------              -------     -------     -------
                                                                       (Dollars in thousands)
Assets
Taxable securities                           $47,291        $ 703       6.02%              $31,764       $ 479       5.95%
Tax-exempt securities (1)                      6,703           78       7.14%                1,579          21       8.08%
Loans                                        456,433        9,735       8.46%              342,989       7,808       9.04%
Fed funds sold                                 5,923           61       4.09%                  885          12       5.40%
Short term investments                           103            1       2.30%                  164           2       5.99%
 Federal Home Loan Bank stock                  3,129           60       7.64%                2,312          45       7.74%
                                            --------      -------       -----             --------      ------       -----
  Total interest earning assets              519,582       10,638       8.65%              379,693       8,367       8.76%

Noninterest earning assets
  Cash and due from banks                     24,017                                        18,543
  Other                                       12,241                                         9,805
                                             -------                                         -----
    Total assets                            $555,840                                      $408,041
                                            ========                                      ========

Liabilities
NOWs and MMDAs                              $188,623        1,538       3.31%             $154,442       1,580       4.12%
Savings                                       13,400           55       1.64%                9,164          44       1.91%
IRAs                                          11,384          172       6.07%                7,207         107       5.95%
Time deposits                                178,482        2,681       6.03%              121,860       1,912       6.31%
Fed funds borrowed                             1,582           18       4.53%                2,852          45       6.25%
Other borrowings                              66,039          979       5.93%               39,611         600       6.00%
                                            --------      -------       -----             --------      ------       -----
  Total interest bearing liabilities         459,510        5,443                          335,136       4,288

Noninterest bearing liabilities
  Noninterest bearing demand accounts         48,598                                        35,896
  Other noninterest bearing liabilities        4,212                                         1,232

Shareholders' equity                          43,520                                        35,777
                                             -------                                        ------

     Total liabilities and shareholders'
        equity                              $555,840                                      $408,041
                                            ========                                      ========

Net interest income                                        $5,195                                      $4,079
                                                           ======                                      ======

Net interest spread                                                     3.43%                                        3.63%
Net interest margin                                                     3.98%                                        4.23%
Ratio of average interest bearing assets to
  Average interest bearing liabilities                    113.07%                                     113.30%

(1)   Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the six month periods ending June 30, 2001 and 2000.

                                                                     For the six months ended June 30,
                                            ---------------------------------------------------------------------------------
                                                           2001                                             2000
                                            ---------------------------------------------------------------------------------
                                                         Interest     Average                          Interest    Average
                                             Average      earned       yield               Average      earned      yield
                                             Balance      or paid     or cost              Balance     or paid     or cost
                                             -------      -------     -------              -------     -------     -------
                                                                       (Dollars in thousands)
Assets
Taxable securities                           $45,657     $  1,389       6.06%              $29,906       $ 893       5.90%
Tax-exempt securities (1)                      5,030          120       7.28%                1,297          34       8.04%
Loans                                        441,117       19,217       8.69%              322,456      14,419       8.88%
Fed funds sold                                 3,320           71       4.24%                1,096          31       5.58%
Short term investments                           123            2       4.12%                  231           4       3.67%
Federal Home Loan Bank stock                   3,067          120       7.78%                2,312          92       7.87%
                                           ---------     --------                        ---------     -------
  Total interest earning assets              498,314       20,919       8.40%              357,298      15,473       8.61%

Noninterest earning assets
  Cash and due from banks                     22,291                                        18,028
  Other                                       11,731                                         9,419
                                             -------                                         -----
    Total assets                            $532,336                                      $384,745
                                            ========                                      ========

Liabilities
NOWs and MMDAs                              $183,059        3,239       3.57%             $150,482       3,044       4.07%
Savings                                       12,196          105       1.73%                8,511          82       1.93%
IRAs                                          10,842          333       6.19%                6,727         195       5.82%
Time deposits                                168,172        5,215       6.25%              110,998       3,378       6.12%
Fed funds borrowed                             2,515           69       5.44%                2,277          71       6.15%
Other borrowings                              65,055        1,931       5.94%              35,465        1,087       6.06%
                                           ---------     --------                        ---------     -------
  Total interest bearing liabilities         441,839       10,892                          314,460       7,857

 Noninterest bearing liabilities
  Noninterest bearing demand accounts         46,084                                        33,769
  Other noninterest bearing liabilities        3,289                                         1,243

Shareholders' equity                          41,124                                        35,273
                                           ---------                                     ---------

    Total liabilities and shareholders'
       equity                               $532,336                                      $384,745
                                           =========                                     =========
Net interest income                                       $10,027                                       $7,618
                                                         ========                                      =======
Net interest spread                                                     3.44%                                        3.59%
Net interest margin                                                     4.00%                                        4.19%
Ratio of average interest bearing assets to
  Average interest bearing liabilities                    112.78%                          113.62%

(1)   Yield adjusted to fully tax equivalent.

The provision for loan losses for the quarter ended June 30, 2001 was $502 thousand. The loan loss provision for the six month period in 2001 was $1.0 million, as compared to $1.1 million for the same period in 2000. These amounts were provided as a result of the increase in the total loan portfolio, as well as providing additional allowance for loans charged-off during the periods. Management considers it prudent during the early years of operations to provide for loan losses at similar levels maintained by banks with similar loan portfolios. We will continue to monitor our loan loss experience, and increase our loan loss reserve if needed, to more closely align it with our own history of loss experience. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the quarter ended June 30, 2001 was $837 thousand, an increase of $319 thousand, or 62%, over the same period last year. On a year-to-date basis, noninterest income totaled $1.7 million for the 2001 period, as compared to $923 thousand in the first six months of 2000. Service charges on deposit accounts was the single largest component of noninterest income and increased to $388 thousand for the second quarter of 2001, compared to $238 thousand for the second quarter in 2000. Deposit service charges totaled $702 thousand for the six month period in 2001, as compared to $439 thousand for the 2000 period. The increased service charge income was reflective of increased customer accounts. Gain on sale of mortgage loans totaled $220 thousand for the second quarter of 2001, and was $487 thousand for the six month period, as compared to $96 thousand and $135 thousand for the comparable periods in 2000. The increased gains were from higher volumes of residential mortgage financing activity as a result of the lower interest rate market during the 2001 periods. Higher mortgage refinancing activity is expected to continue as long as interest rates remain favorable for mortgage originations.

Noninterest expense totaled $3.7 million for the quarter, and $7.2 million for the six month period in 2001, as compared to $3.2 million and $6.1 million, respectively, for the comparable periods in 2000. Salary and benefits were the primary increases in both the quarter and six month periods, as a result of additional staff, as well as annual staff merit increases. The growth in salary expense levels reflects the expansion of staff required to handle the growing lending portfolios and operational support infrastructure necessary to support increased customer activity. Other increases included advertising and promotion costs, data processing, and other expense, which includes courier, telephone, postage, and outside services. All of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated.

Liquidity and Capital Resources

We obtained our initial equity capital, in the amount of approximately $8.2 million, as a result of a private placement by Macatawa Bank to investors in November 1997. Additional equity capital of $14.1 million was raised during our initial public offering completed in April 1998. Due to our continued rapid growth, additional equity capital was required in 1999. Through an offering made to our shareholders in June 1999, $14.6 million of net proceeds from an equity offering was raised. We have just completed a follow-on stock offering on June 15, 2001, with the issuance of an additional 1,400,000 shares of common stock. The net proceeds from this offering totaled $21.5 million, after underwriters discount and offering expenses. In early July, 2001, the underwriters exercised their overallotment option that we had granted in conjunction with the stock offering. This allowed them to sell an additional 210,000 shares (15% of the base offering) due to demand in excess of the base offering. This generated an additional $3.1 of capital after the underwriters discount. The proceeds of this offering were used to pay down $4 million of indebtedness, while the balance will be used to strengthen our capital position in anticipation of future growth, and for other general corporate purposes. At June 30, 2001, the Bank's Tier I Capital as a percent of average assets was 10.9%.

We declared our first cash dividend during the fourth quarter of 2000 in the amount of 7 cents per share. We have paid a quarterly cash dividend of 7 cents per share for the first and second quarters of this year as well. It is anticipated that we will continue to pay quarterly cash dividends in the future. On May 4, 2001, we distributed a 3% stock dividend to our shareholders.

We secured a $5 million credit facility during September of 2000, to provide additional capital to maintain the Bank at required regulatory capital levels. In March 2001, the credit facility was increased to $8 million. The balance outstanding on this line was $4 million at December 31, 2000. This debt was paid off during the current quarter with proceeds from the capital offering recently completed.

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





                      [THIS SPACE INTENTIONALLY LEFT BLANK]

We use two interest rate risk measurement techniques in our interest rate risk management. The first is static gap analysis. This measures the difference between the dollar amounts of interest sensitive assets and liabilities that may be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of June 30, 2001.

                                             <3 Months         3-12 Months     1-5 Years      Over 5 Years     Total
Assets:
Fixed rate loans                               $21,223           $40,183       $152,939          $24,300     $238,645
Variable rate loans                            205,172             1,200         21,483            2,087      229,942
Taxable Securities                               4,015             5,078         36,777            8,715       54,585
Tax-Exempt Securities                               --                --             --            7,905        7,905
Other Securities                                    --                                             3,129        3,129
Federal Funds Sold                              14,500                                                --       14,500
Loan Loss Reserve                                   --                --             --               --       (6,653)
Cash & Due From Banks                                                 --             --               --       24,945
Fixed Assets                                        --                --             --               --       13,944
Other Assets                                        --                --             --               --        5,221
                                              --------          --------       --------          -------     --------
   TOTAL                                      $244,910          $ 46,461       $211,199          $46,136     $586,163
                                              ========          ========       ========          =======     ========

Liabilities:
Time deposits $100,000 and over                 38,195            54,297          6,555               --       99,047
Time deposits under $100,000                    12,492            52,377         16,118               --       80,987
Repo's & Borrowed Money                             --            13,528         18,060           31,000       62,588
Savings & IRAs                                  15,182             5,765          4,748              522       26,217
NOW & money market accounts                    197,719                --             --               --      197,719
Non-Interest Bearing Deposits                       --                --             --               --       69,410
Other Liabilities & Equity                                                           --               --       50,195
                                              --------          --------       --------          -------     --------
   TOTAL                                      $263,588          $125,967       $ 45,481          $31,522     $586,163
                                              ========          ========       ========          =======     ========

Net  asset (liability) gap:                    (18,678)          (79,452)       165,718           14,614
Cumulative gap:                                (18,678)          (98,130)        67,588           82,202
Cumulative gap to
   total assets                                 (3.19%)          (16.74%)        11.53%           14.02%
Rate sensitive assets to rate
   Sensitive liabilities                           .93              0.37           4.64             1.46
Cumulative rate sensitive assets to
   Rate sensitive liabilities                      .93               .75           1.15             1.18

The above table shows that total liabilities maturing or repricing within one year exceeded assets maturing within one year by $98 million. However, the repricing and cash flows of certain categories of assets and liabilities are subject to competitive and other influences that are beyond our control. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

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

The following table shows the suggested impact on net interest income over the next twelve months, based on our balance sheet as of June 30, 2001.

                                             Percent Change in Net
Interest Rate Scenario                         Interest Income
Interest rates down 200 basis points                (11.44)%
Interest rates down 100 basis points                ( 5.42)%
No change in interest rates                             --
Interest rates up 100 basis points                    5.10%
Interest rates up 200 basis points                    9.64%

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

None.


Item 3.        Defaults Upon Senior Securities.

None.


Item 4.        Submission of Matters to a Vote of Securities Holders.

        (a) The annual meeting of shareholders of the Corporation was held on April 19, 2001 ("Annual Meeting").

        (b) the following director was elected at the Annual Meeting for a term expiring in 2004: John F. Koetje. Other directors whose terms continued after the meeting are as follows: Robert E. DenHerder and Philip J. Koning, whose terms expire in 2002; and
               G. Thomas Boylan and Benj. A. Smith, III, whose terms expire in 2003.

        (c) At the Annual Meeting, one director was elected for a term expiring in 2004.

                                                Authority       Abstain and
               Director Nominee:   For          Withheld        Broker Non-votes
                                   ---------    ---------       ----------------
               John F. Koetje      3,201,166      810               387,339



Item 5.        Other Information.

None.


Item 6.        Exhibits and Reports on Form 8-K.

        (a)    Exhibits - None.

        (b)    Reports on 8-K - None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.


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

DATE:  August 13, 2001