Form 10-Q
period 2001-09-30
MACATAWA BANK CORP
filed 2001-11-13
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
Yes      x          No
   -------------      ----------

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,307,201 shares of the Company's Common Stock (no par value) were outstanding as of November 10, 2001.

                                      INDEX

                                                                                               Page
                                                                                              Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  ------
                  Condensed Consolidated Financial Statements                                    3
                  Notes to Condensed Consolidated Financial Statements                           7

                  Item 2.
                  ------
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  13

                  Item 3.
                  ------
                  Quantitative and Qualitative Disclosures
                  About Market Risk                                                              18

Part II.          Other Information:

                  Item 1.
                  ------
                  Legal Proceedings                                                              21

                  Item 2.
                  ------
                  Changes in Securities and Use of Proceeds                                      21

                  Item 3.
                  ------
                  Defaults Upon Senior Securities                                                21

                  Item 4.
                  ------
                  Submission of Matters to a Vote of Security Holders                            21

                  Item 5.
                  ------
                  Other Information                                                              21

                  Item 6.
                  ------
                  Exhibits and Reports on Form 8-K                                               21

Signatures                                                                                       22

Part I  Financial Information
Item 1.

                            MACATAWA BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           As of September 30, 2001 (unaudited) and December 31, 2000

--------------------------------------------------------------------------------

                                                                             September 30,            December 31,
                                                                                  2001                    2000
                                                                             ------------            ------------
                                                                              (unaudited)
ASSETS
   Cash and due from banks                                                   $ 30,995,790            $ 26,305,310
   Federal funds sold                                                           7,500,000                     ---
   Short-term investments                                                       8,000,000
                                                                             ------------            ------------
      Cash and cash equivalents                                                46,495,790              26,305,310

   Securities available for sale                                               64,920,591              48,668,507
   Federal Home Loan Bank stock                                                 3,129,400               2,550,000

   Total loans                                                                506,668,911             410,675,682
   Allowance for loan losses                                                   (7,177,399)             (5,853,972)
                                                                             ------------            ------------
                                                                              499,491,512             404,821,710

   Premises and equipment - net                                                14,232,534              12,263,903
   Accrued interest receivable                                                  3,567,024               3,270,561
   Other assets                                                                 1,961,651               1,932,509
                                                                             ------------            ------------

      Total assets                                                           $633,798,502            $499,812,500
                                                                             ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
      Noninterest-bearing                                                    $ 58,950,469            $ 50,746,045
      Interest-bearing                                                        443,537,756             347,871,072
                                                                             ------------            ------------
         Total                                                                502,488,225             398,617,117

  Federal Home Loan Bank advances                                              62,588,000              51,000,000
  Note payable                                                                        ---               4,000,000
  Federal funds purchased                                                             ---               6,200,000
  Accrued expenses and other liabilities                                        2,893,997               1,867,325
                                                                             ------------            ------------
         Total liabilities                                                    567,970,222             461,684,442

   Shareholders' equity
   Preferred stock, no par value, 500,000 shares
      Authorized; no shares issued and outstanding
   Common stock, no par value, 9,500,000 shares
      Authorized; 5,307,201 shares and 3,696,789
      issued and outstanding as of September 30, 2001
      and December 31, 2000, respectively                                      62,334,202              36,890,416
   Retained earnings                                                            2,133,163               1,136,444
   Accumulated other comprehensive income                                       1,360,915                 101,198
                                                                             ------------            ------------
      Total shareholders' equity                                               65,828,280              38,128,058
                                                                             ------------            ------------

   Total liabilities and shareholders' equity                                $633,798,502            $499,812,500
                                                                             ============            ============

--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  Three and Nine Month Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

                                            Three Months       Three Months       Nine Months      Nine Months
                                               Ended               Ended             Ended            Ended
                                           Sept. 30, 2001     Sept. 30, 2000    Sept. 30, 2001    Sept. 30, 2000
                                           --------------     --------------    --------------    --------------
                                             (unaudited)        (unaudited)       (unaudited)       (unaudited)
Interest income
   Loans, including fees                      $9,997,771         $8,309,660       $29,215,044       $22,728,502
   Securities                                  1,110,667            716,415         2,812,337         1,771,095
                                              ----------         ----------       -----------       -----------
      Total interest income                   11,108,438          9,026,075        32,027,381        24,499,597

Interest expense
   Deposits                                    4,503,229          4,119,262        13,395,783        10,818,454
   Other                                         930,153            588,422         2,929,939         1,746,502
                                              ----------         ----------       -----------       -----------
      Total interest expense                   5,433,382          4,707,684        16,325,722        12,564,956

Net interest income                            5,675,056          4,318,391        15,701,659        11,934,641

Provision for loan losses                      (565,000)          (434,000)       (1,589,000)       (1,516,000)
                                              ----------         ----------       -----------       -----------

Net interest income after
  provision for loan losses                    5,110,056          3,884,391        14,112,659        10,418,641

Noninterest income
   Service charges on deposit accounts           447,242            249,786         1,149,320           688,941
   Gain on sale of loans                         221,743             95,246           708,646           230,427
   Trust fees                                    169,723            132,803           506,691           380,990
   Other                                          84,944             50,006           224,462           150,865
                                              ----------         ----------       -----------       -----------
      Total noninterest income                   923,652            527,841         2,589,119         1,451,223

Noninterest expense
   Salaries and benefits                       2,230,710          1,810,283         6,138,050         5,163,534
   Occupancy expense of premises                 308,257            271,398           878,592           835,362
   Furniture and equipment expense               388,839            325,332         1,116,158           883,290
   Legal and professional fees                    98,480             57,568           236,435           210,924
   Advertising                                    97,493             93,300           343,764           238,054
   Data processing                               107,376             79,230           308,663           224,811
   Shareholder services                           38,422             28,142           119,674            79,641
   Supplies                                      109,591             87,285           286,687           262,843
   Other expense                                 651,452            540,411         1,849,256         1,502,185
                                              ----------         ----------       -----------       -----------
      Total noninterest expenses               4,030,620          3,292,949        11,277,279         9,400,644
                                              ----------         ----------       -----------       -----------

Income before federal income tax               2,003,088          1,119,283         5,424,499         2,469,220

Federal income tax                               652,500            172,167         1,780,350           172,167
                                              ----------         ----------       -----------       -----------

Net income                                    $1,350,588           $947,116        $3,644,149        $2,297,053
                                              ==========         ==========       ===========       -----------

Basic income per share                              $.26               $.26              $.84              $.62
Diluted income per share                            $.25               $.26              $.84              $.62

--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       Nine Month Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)

--------------------------------------------------------------------------------

                                                                             Nine Months            Nine Months
                                                                                Ended                  Ended
                                                                            Sept. 30, 2001         Sept. 30, 2000
                                                                            --------------         --------------
                                                                             (unaudited)             (unaudited)
Cash flows from operating activities
   Net income                                                                 $3,644,149              $2,297,053
   Adjustments to reconcile net income to net
      cash from operating activities:
         Depreciation and amortization                                         1,011,631                 903,179
         Provision for loan losses                                             1,589,000               1,516,000
         Net change in:
            Accrued interest receivables and other assets                       (325,605)             (1,882,716)
            Accrued expenses and other liabilities                               377,729                 613,570
                                                                             -----------             -----------
               Net cash from operating activities                              6,296,904               3,447,086

Cash flows from investing activities
   Net increase in loans                                                     (96,258,802)            (87,877,810)
   Purchase of Federal Home Loan Bank Stock                                     (579,400)                     --
   Purchases of securities available for sale                                (45,371,176)            (14,985,279)
   Proceeds from maturities and calls of securities available for sale        31,000,000                      --
   Additions to premises and equipment                                        (2,952,509)             (3,324,791)
                                                                             -----------             -----------
         Net cash from investing activities                                 (114,161,887)           (106,187,880)

Cash flows from financing activities
   Net increase in deposits                                                  103,871,108              87,227,385
   Net (decrease)increase in short term borrowings                            (6,200,000)              6,000,000
   Proceeds from Federal Home Loan Bank advances                              16,852,000              45,000,000
   Repayments of Federal Home Loan Bank advances                              (5,264,000)            (35,000,000)
   Repayments of notes payable                                                (4,000,000)                    ---
   Cash dividends paid                                                          (884,858)                    ---
   Proceeds from sale of stock                                                23,681,213                     ---
                                                                            ------------             -----------
         Net cash from financing activities                                  128,055,463             103,227,385

Net change in cash and cash equivalents                                       20,190,480                 486,591

Cash and cash equivalents at beginning of period                              26,305,310              20,554,039
                                                                            ------------             -----------

Cash and cash equivalents at end of period                                   $46,495,790             $21,040,630
                                                                            ============             ===========

Supplemental disclosures of cash flow information
         Cash paid during the period for:
          Interest                                                           $16,148,116             $11,922,712
          Income taxes                                                         2,494,000               1,250,000

--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       Nine Month Periods Ended September 30, 2001 and September 30, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                  Retained              Other                Total
                                                 Common           Earnings          Comprehensive        Shareholders'
                                                 Stock            (Deficit)         Income (Loss)            Equity
                                               ---------          ---------         -------------          ----------

Balance, December 31, 1999                    $36,882,916        $(1,960,810)        $(395,953)           $34,526,153

Net income for nine months ended
   September 30, 2000                                              2,297,053                                2,297,053

Other comprehensive income, net of tax:
     Unrealized gains/losses on securities                                             167,504                167,504
                                                                                                           ----------
        Comprehensive income                                                                                2,464,557
                                               ----------         ----------          --------             ----------

Balance, September 30, 2000                   $36,882,916        $   336,243         $(228,449)           $36,990,710
                                               ==========         ==========          ========             ==========



                                                                                     Accumulated
                                                                                        Other                Total
                                                 Common           Retained          Comprehensive        Shareholders'
                                                 Stock            Earnings              Income               Equity
                                               ---------          ---------         -------------          ----------

Balance, December 31, 2000                    $36,890,416        $ 1,136,444         $ 101,198            $38,128,058

Net income for nine months ended
   September 30, 2001                                              3,644,149                                3,644,149

Other comprehensive income, net of tax:
     Unrealized gains/losses on securities                                          1,259,717               1,259,717
                                                                                                           ----------
        Comprehensive income                                                                                4,903,866

Net proceeds from sale of stock                23,679,213                                                  23,679,213
Proceeds from exercise of stock options             2,000                                                       2,000

Issued 107,474 shares in payment
   of 3% stock dividend                         1,762,573         (1,765,885)                                  (3,312)
Cash dividends at $.07 per share                                    (881,545)                                (881,545)
                                               ----------         ----------          --------             ----------

Balance, September 30, 2001                   $62,334,202        $ 2,133,163        $1,360,915            $65,828,280
                                               ==========         ==========          ========             ==========

--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation's (the "Company") 2000 Annual Report containing financial statements for the year ended December 31, 2000.

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






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                            MACATAWA BANK CORORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 3 EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters and nine months ended September 30, 2001 and September 30, 2000 are as follows:

                                              Three Months         Three Months        Nine Months        Nine Months
                                                 Ended                Ended               Ended              Ended
                                             Sept. 30, 2001       Sept. 30, 2000      Sept. 30, 2001     Sept. 30, 2000
                                             --------------       --------------      --------------     --------------
                                              (unaudited)          (unaudited)         (unaudited)           (unaudited)
Basic earnings per share
   Net income                                  $1,350,588            $947,116           $3,644,149         $2,297,053
                                               ----------           ---------           ----------         ----------
   Weighted average common
      Shares outstanding                        5,279,743           3,696,222            4,327,708          3,696,222
                                               ----------           ---------           ----------         ----------

   Basic earnings per share                         $0.26               $0.26                $0.84              $0.62
                                               ==========           =========           ==========         ==========

Diluted earnings per share
   Net income                                  $1,350,588            $947,116           $3,644,149         $2,297,053
                                               ----------           ---------           ----------         ----------
   Weighted average common
      Shares outstanding                        5,279,743           3,696,222            4,327,708          3,696,222
   Add:  Dilutive effects of assumed
      Exercise of stock options                    45,740              11,730               35,357             15,497
                                               ----------           ---------           ----------         ----------

   Weighted average common and
      Dilutive potential common
      Shares outstanding                        5,325,483           3,707,952            4,363,065          3,711,719
                                               ----------           ---------           ----------         ----------

     Diluted earnings per share                     $0.25               $0.26                $0.84              $0.62
                                               ==========           =========           ==========         ==========

Stock options for 2,000 shares of stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2001 because they were antidilutive. There were no antidilutive shares for the quarter ended September 30, 2001. Stock options for 78,280 shares of common stock were not considered in computing diluted earnings per share for the quarter and nine months ended September 30, 2000 because they were antidilutive.





--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 4  SECURITIES

The amortized cost and fair values of securities available for sale were as follows:

                                                                    Gross               Gross
                                               Amortized         Unrealized           Unrealized
                                                  Cost              Gains               Losses            Fair Values
                                                --------          ---------           ----------          -----------
September 30, 2001 (Unaudited)
------------------------------
   U.S. Treasury securities and obligations
      of U. S. Government agencies            $53,916,525        $1,700,519           $       0           $55,617,044
  State and municipal bonds                     8,942,073           361,474                   0             9,303,547
                                              -----------        ----------           ---------           -----------

                                              $62,858,598        $2,061,993           $       0           $64,920,591
                                              ===========        ==========           =========           ===========
December 31, 2000
   U. S. Treasury securities and obligations
      of U. S. Government agencies            $45,927,221        $  191,469           $(128,090)          $45,990,600
  State and municipal bonds                     2,587,955            89,952                 ---             2,677,907
                                              -----------        ----------           ---------           -----------

                                              $48,515,176          $281,421           $(128,090)          $48,668,507
                                              ===========        ==========           =========           ===========

Contractual maturities of debt securities at September 30, 2001(unaudited) were as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                Available-for-Sale Securities
                                                                            Amortized Cost             Fair Values
                                                                            --------------             -----------
         Due from one to five years                                            $45,259,026             $47,163,555
         Due from five to ten years                                             11,878,095              12,273,600
         Due after ten years                                                     5,721,477               5,483,436
                                                                               -----------             -----------
            Total                                                              $62,858,598             $64,920,591
                                                                               ===========             ===========




--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - LOANS

Loans were as follows:

                                                                              September 30,          December 31,
                                                                                  2001                   2000
                                                                              ------------            ----------
                                                                              (unaudited)
     Commercial                                                              $365,840,041           $293,541,257
     Mortgage                                                                  71,700,674             60,822,360
     Consumer                                                                  69,128,196             56,312,065
                                                                             ------------           ------------
                                                                              506,668,911            410,675,682
     Allowance for loan losses                                                 (7,177,399)            (5,853,972)
                                                                             ------------           ------------
                                                                             $499,491,512           $404,821,710
                                                                             ============           ============

Activity in the allowance for loan losses was as follows:

                                        Three months ended     Three months ended     Nine months ended     Nine months ended
                                          Sept. 30, 2001         Sept. 30, 2000        Sept. 30, 2001        Sept. 30, 2000
                                          --------------         --------------        --------------        --------------
                                                                                        (unaudited)            (unaudited)
     Balance at beginning of period         $6,652,723             $5,044,595            $5,853,972            $3,995,165
       Provision charged to
          operating expense                    565,000                434,000             1,589,000             1,516,000
       Charge-offs                             (78,977)                (8,722)             (336,739)              (41,292)
       Recoveries                               38,653                 11,600                71,166                11,600
                                            ----------             ----------            ----------            ----------
     Balance at end of period               $7,177,399             $5,481,473            $7,177,399            $5,481,473
                                            ==========             ==========            ==========            ==========


NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                                                      September 30,               December 31,
                                                                          2001                        2000
                                                                      ------------                -----------
                                                                       (unaudited)
Noninterest-bearing demand deposit accounts                            $58,950,469                $50,746,045
Money market accounts                                                  160,087,635                125,427,738
NOW and Super NOW accounts                                              60,267,587                 56,973,193
Savings accounts                                                        15,919,186                 10,548,694
Certificates of deposit                                                207,263,348                154,921,447
                                                                      ------------               ------------
                                                                      $502,488,225               $398,617,117
                                                                      ============               ============



--------------------------------------------------------------------------------

                                   (Continued)

                            MACATAWA BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------

NOTE 7 - FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows:

                                                                     September 30,                December 31,
                                                                          2001                        2000
                                                                      -----------                  ----------
                                                                      (unaudited)
Maturities from October 2001 through
    December 2010, fixed rates from 5.08% to
    6.68%, averaging 5.82%.                                           $62,588,000                 $51,000,000
                                                                      ===========                 ===========


Each advance is payable at its respective maturity date and has a prepayment penalty. These advances were collateralized by securities totaling $54,000,000 and $45,000,000 at September 30, 2001 and December 31, 2000, and first mortgage loans totaling $59,000,000 and $50,000,000 under a blanket lien arrangement at September 30, 2001 and December 31, 2000, respectively.


Maturities as of September 30, 2001 were as follows:

                      2001                    $ 5,264,000
                      2002                      8,264,000
                      2003                      3,000,000
                      2004                      5,060,000
                      2005                     10,000,000
                      2009                      5,000,000
                      2010                     26,000,000
                                              -----------

                                              $62,588,000
                                              ===========




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

At September 30, 2001 and December 31, 2000, actual capital levels (in thousands) and minimum required levels for the Company and the Bank were:

                                                                                                        To Be Well
                                                                            Minimum Required         Capitalized Under
                                                                               For Capital           Prompt Corrective
                                                        Actual              Adequacy Purposes       Action Regulations
                                                        ------              -----------------       ------------------
                                                   Amount       Ratio       Amount      Ratio       Amount      Ratio
                                                   ------       -----       ------      -----       ------      -----
September 30, 2001 (unaudited)
------------------
Total capital (to risk weighted assets)
   Consolidated                                      $70,992    13.6%        $41,760     8.0%       $52,200     10.0%
   Bank                                               54,207    10.4          41,746     8.0         52,183     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                       64,467    12.4          20,880     4.0         31,320      6.0
   Bank                                               47,684     9.1          20,873     4.0         31,310      6.0
Tier 1 capital (to average assets)
   Consolidated                                       64,467    10.4          24,783     4.0         30,979      5.0
   Bank                                               47,684     7.7          24,786     4.0         30,982      5.0

December 31, 2000
Total capital (to risk weighted assets)
   Consolidated                                      $43,644    10.4%        $33,698     8.0%       $42,123     10.0%
   Bank                                               46,820    11.1          33,648     8.0         42,059     10.0
Tier 1 capital (to risk weighted assets)
   Consolidated                                       38,379     9.1          16,849     4.0         25,274      6.0
   Bank                                               41,563     9.9          16,824     4.0         25,236      6.0
Tier 1 capital (to average assets)
   Consolidated                                       38,379     8.2          18,630     4.0         23,288      5.0
   Bank                                               41,563     8.9          18,624     4.0         23,280      5.0

The Company and the Bank were categorized as well capitalized at September 30, 2001 and year-end 2000.

During June of 2001, the Company completed an underwritten common stock offering. This resulted in 1,400,000 shares of common stock sold at $16.00 per share. Net proceeds, after underwriters' discount and offering expense, were $20.6 million. Subsequently in July 2001, the underwriter exercised its overallotment option resulting in an additional 210,000 shares of stock issued. Net proceeds from the overallotment sale totaled $3.1 million.

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

We have experienced rapid and substantial growth since opening in November 1997. At September 30, 2001, we had fourteen branch banking offices and three service facilities. We completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. In June 1999, we completed an offering of common stock to our shareholders resulting in net proceeds of $14.6 million. An additional follow-on offering was completed in June of 2001. This resulted in the sale of an additional 1,400,000 shares of common stock, at an offering price of $16.00 per share. During July 2001, the underwriters exercised the over allotment option granted, issuing an additional 210,000 shares at the $16.00 offering price. Net proceeds, including the exercise of the underwriters' over allotment option exercised in July 2001, totaled $23.6 million after underwriting discounts, commissions, and expenses.

We established a Trust Department in the fourth quarter of 1998 to further provide for customers' financial needs. The Trust Department began business on January 3, 1999 and as of September 30, 2001, had assets of approximately $248 million.

Financial Condition

Our total assets were $633.8 million at September 30, 2001, an increase of $134 million, or 27%, as compared to $499.8 million at December 31, 2000. The increase in assets was, we believe, attributable primarily to the Bank continuing to attract new deposit and loan customers as a result of its strong customer service focus and community presence. The asset growth was primarily in earning assets of loans and securities, but also included increased cash, premises, and equipment.

Cash and cash equivalents, which include federal funds sold and short-term investments, increased $20.2 million to $46.5 million at September 30, 2001, from $26.3 million at December 31, 2000. The increase was primarily attributable to an increase in federal funds sold of $15.5 million. The growth in federal funds sold is attributed to the combined results of the second quarter capital offering proceeds, as well as strong deposit growth in excess of loan growth during the third quarter. As a result, the Bank was in a relatively strong liquidity position both during, and at the end of the third quarter.

Securities available for sale totaled $64.9 million at September 30, 2001, an increase of $16.2 million as compared to December 31, 2000. The increase in securities was consistent with maintaining the Bank's liquidity ratio in conjunction with overall asset and deposit growth.

Total loans at September 30, 2001 were $506.7 million, an increase of $96.0 million, or 23%, as compared to December 31, 2000. Commercial and commercial real estate loans increased $72.3 million to $365.8 million at September 30, 2001, from $293.5 million at December 31, 2000, an increase of 25%. Commercial and commercial real estate loans accounted for approximately 72% of the Bank's total loan portfolio at September 30, 2001, as compared to 71% at December 31, 2000. Consumer loans and residential mortgage loans each comprised 14% of total loans at September 30, 2001.

The allowance for loan losses as of September 30, 2001 was $7.2 million, or 1.42% of total loans, compared to $5.9 million, or 1.43% of total loans at December 31, 2000. We provide a loan loss provision on a regular basis consistent with our loan growth and loss experience. Net charge-offs for the first nine months totaled $266 thousand, as compared to $30 thousand for the same period last year. While our net charge-off experience was higher during the current year, this represented only 0.08%, on an annualized basis, of average loans. Our credit losses on loans continue to be low, however we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and potential economic weakness, in our judgment, we have provided adequate reserves for loan losses. However, there can be no assurance that the allowance for losses on loans will be adequate to cover all losses. In lieu of an established loan loss trend for determining an adequate allowance for loan loss, the Bank has built an allowance based on industry peer ratios.

Premises and equipment totaled $14.2 million at September 30, 2001, an increase of $1.9 million from December 31, 2000. The increase resulted from the purchase of land for construction of a new headquarters building, as well as a new branch location. The new headquarters location will allow us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. The new branch site will allow us to construct a full service branch, with drive-up capability, in Hudsonville. The new Hudsonville branch facility is expected to begin operations in early November 2001. This new branch facility will replace an existing small leased storefront location.

Total deposits increased $103.9 million, or 26%, to $502.5 million at September 30, 2001, as compared to $398.6 million at December 31, 2000. We believe the increase was primarily a result of deposits being obtained from new customers. The number of deposit accounts increased from approximately 38,000 at December 31, 2000, to approximately 49,000 at September 30, 2001. We continue to anticipate strong deposit growth given the ongoing consolidation of banks in our market by larger out-of-market regional banks. We feel we have the ability to attract new customers based on our focus on quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of our branch network.

Other borrowed funds, consisting of Federal Home Loan Bank Advances, Notes Payable, and Federal Funds Purchased totaled $62.6 million at September 30, 2001, as compared to $61.2 million at December 31, 2000. The note payable of $4.0 million outstanding at December 31, 2000, was retired following the stock offering completed during June 2001.

Results of Operations

Net income for the quarter ended September 30, 2001, was $1.4 million, an increase of $404 thousand over the same period last year. Diluted earnings per share were $.25 compared to $.26 for the prior year period. The reduction in earnings per share reflects the dilution impact from the issuance of an additional 1.6 million shares in conjunction with the stock offering completed in the second quarter. Nine months year-to-date net income was $3.6 million, an increase of $1.3 million as compared to the comparable period last year. 2001 net income for the nine months year-to-date included a federal income tax expense provision of $1.8 million, while the 2000 year-to-date period included only $172 thousand. The 2000 period included only minimal tax expense as we just became taxable during the third quarter 2000 after all operating loss carry forward positions had been utilized.

Net interest income for the third quarter of 2001 totaled $5.7 million, a 33% increase as compared to $4.3 million for the comparable period in 2000. The improvement is reflective of the overall growth of our earning assets. Average earning assets during the third quarter of 2001 totaled $576.7 million, versus $403.0 million during the same quarter in 2000. Net interest margin on earning assets was 3.91% for the 2001 quarter, down from 4.18% in the second quarter of 2000.

Net interest income for the nine months year-to-date was $15.7 million, as compared to $11.9 million for the same period in 2000. Net interest margin was 3.97% for the nine month period in 2001, as compared to the same period last year net interest margin of 4.19%. The contraction in the net interest margin for both the quarter and year-to-date reflects the decrease in yield on earning assets resulting from the eight prime rate reductions totaling 3.50% in the first nine months of this year. Liability costs have not moved as quickly due to contractual maturities on certificate of deposit portfolios, as well as fixed rate borrowings. Anticipated growth in earning assets is expected to continue to increase levels of net interest income. This will be slightly mitigated by the compression in the net interest margin as a result of any additional interest rate reductions by the Federal Reserve Board. Based on maturities in our fixed term certificate of deposit portfolio, we anticipate several months before re-pricing of the portfolio results in lower costs that will fully offset reductions in our asset yields following any interest rate reduction.

The following table shows an analysis of net interest margin for the three month periods ending September 30, 2001 and 2000.

                                                                    For the three months ended September 30,

                                           --------------------------------------------------------------------------------
                                                          2001                                            2000
                                           --------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                            Average      earned       Yield              Average      Earned       yield
                                            Balance     or paid      or cost             balance      or paid     or cost
                                            -------     -------      -------             -------      -------     -------
                                                                       (Dollars in thousands)
Assets
Taxable securities                           $54,646       $  782       5.95%              $38,098       $ 589       6.08%
Tax-exempt securities (1)                      8,075           94       7.13%                1,801          23       8.06%
Loans                                        490,208        9,998       8.02%              357,448       8,310       9.14%
Fed funds sold                                20,103          173       3.36%                3,234          53       6.42%
Short term investments                           348            4       2.99%                  156           2       5.09%
Federal Home Loan Bank stock                   3,129           57       7.15%                2,312          49       8.36%
                                             -------       ------                          -------       -----
  Total interest earning assets              576,509       11,108       7.64%              403,049       9,026       8.82%

Noninterest earning assets
  Cash and due from banks                     31,448                                        19,381
  Other                                       13,679                                        10,338
                                            --------                                      --------
    Total assets                            $621,636                                      $432,768
                                            ========                                      ========

Liabilities
NOWs and MMDAs                              $217,470        1,590       2.89%             $165,997       1,773       4.25%
Savings                                       15,281           52       1.35%                9,843          47       1.90%
IRAs                                          12,354          183       5.90%                8,147         126       6.17%
Time deposits                                189,648        2,678       5.60%              132,150       2,174       6.54%
Fed funds borrowed                                --           --         --                   571          11       7.50%
Other borrowings                              62,588          930       5.82%               37,120         577       6.11%
                                            --------       ------       -----             --------       -----
  Total interest bearing liabilities         497,341        5,433       4.32%              353,828       4,708       5.28%

Noninterest bearing liabilities
  Noninterest bearing demand accounts         54,900                                        40,635
  Other noninterest bearing liabilities        4,578                                         1,740

Shareholders' equity                          64,817                                        36,565
                                            --------                                      --------


    Total liabilities and shareholders'
     equity                                 $621,636                                      $432,768
                                            ========                                      ========

Net interest income                                        $5,675                                      $4,318
                                                           ======                                      ======

Net interest spread                                                     3.32%                           3.54%
Net interest margin                                                     3.91%                           4.18%
Ratio of average interest bearing assets to
  Average interest bearing liabilities                    115.92%                          113.91%

(1)   Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the nine month periods ending September 30, 2001 and 2000.

                                                                    For the nine months ended September 30,

                                           --------------------------------------------------------------------------------
                                                          2001                                            2000
                                           --------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                            Average      earned       Yield              Average      Earned       yield
                                            Balance     or paid      or cost             Balance      or paid     or cost
                                            -------     -------      -------             -------      -------     -------
                                                                       (Dollars in thousands)
Assets
Taxable securities                           $48,686      $ 2,172       6.03%              $32,657      $1,482       5.97%
Tax-exempt securities (1)                      6,056          214       7.20%                1,466          58       8.05%
Loans                                        457,661       29,215       8.44%              334,205      22,729       8.97%
Fed funds sold                                 8,976          243       3.58%                1,814          84       6.08%
Short term investments                           251            6       3.36%                  188           6       3.93%
Federal Home Loan Bank stock                   3,088          177       7.55%                2,312         141       8.03%
                                            --------      -------                         --------      ------
  Total interest earning assets              524,718       32,027       8.12%              372,642      24,500       8.68%

Noninterest earning assets
  Cash and due from banks                     25,377                                        18,482
  Other                                       12,334                                         9,746
                                            --------                                      --------
    Total assets                            $562,429                                      $400,870
                                            ========                                      ========

Liabilities
NOWs and MMDAs                              $194,819        4,829       3.31%             $155,706       4,817       4.13%
Savings                                       13,236          157       1.59%                8,958         129       1.92%
IRAs                                          11,352          516       6.08%                7,204         321       5.96%
Time deposits                                175,409        7,893       6.02%              118,100       5,551       6.28%
Fed funds borrowed                             1,668           69       5.44%                1,704          82       6.31%
Other borrowings                              64,237        2,861       5.87%               36,132       1,665       6.07%
                                            --------      -------                         --------      ------
  Total interest bearing liabilities         460,721       16,325                          327,804      12,565

Noninterest bearing liabilities
  Noninterest bearing demand accounts         49,111                                        36,164
  Other noninterest bearing liabilities        3,574                                         1,396

Shareholders' equity                          49,023                                        35,506
                                            --------                                      --------

    Total liabilities and shareholders'
     equity                                 $562,429                                      $400,870
                                            ========                                      ========

Net interest income                                       $15,702                                      $11,935
                                                          =======                                      =======

Net interest spread                                                     3.39%                                        3.57%
Net interest margin                                                     3.97%                                        4.19%
Ratio of average interest bearing assets to
  Average interest bearing liabilities                    113.89%                          113.68%

(1)   Yield adjusted to fully tax equivalent.

The provision for loan losses for the quarter ended September 30, 2001 was $565 thousand. The loan loss provision for the nine month period in 2001 was $1.6 million, as compared to $1.5 million for the same period in 2000. These amounts were provided as a result of the increase in the total loan portfolio, as well as providing additional allowance for loans charged-off during the periods. Management considers it prudent during the early years of operations to provide for loan losses at similar levels maintained by banks with similar loan portfolios. We will continue to monitor our loan loss experience, and increase our loan loss reserve if needed, to more closely align it with our own history of loss experience. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the quarter ended September 30, 2001 was $924 thousand, an increase of $396 thousand, or 75%, over the same period last year. On a year-to-date basis, noninterest income totaled $2.6 million for the 2001 period, as compared to $1.5 million in the first nine months of 2000. Service charges on deposit accounts was the single largest component of noninterest income and increased to $447 thousand for the third quarter of 2001, compared to $250 thousand for the third quarter in 2000. Deposit service charges totaled $1.1 million for the nine month period in 2001, as compared to $689 thousand for the 2000 period. The increased service charge income was reflective of the expanded customer account base. Gain on sale of mortgage loans totaled $222 thousand for the third quarter of 2001, and was $709 thousand for the nine month period, as compared to $95 thousand and $230 thousand for the comparable periods in 2000. The increased gains were from higher volumes of residential mortgage financing activity as a result of the lower interest rate market during the 2001 periods. Higher mortgage refinancing activity is expected to continue as long as interest rates remain favorable for mortgage originations.

Noninterest expense totaled $4.0 million for the quarter, and $11.3 million for the nine month period in 2001, as compared to $3.3 million and $9.4 million, respectively, for the comparable periods in 2000. Salary and benefits were the primary increases in both the quarter and nine month periods, as a result of additional staff, as well as annual staff merit increases. The growth in salary expense levels reflects the expansion of staff required to handle the growing lending portfolios and operational support infrastructure necessary to support increased customer activity. Other increases included advertising and promotion costs, data processing, and other expense, which includes courier, telephone, postage, and outside services. All of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated.

Liquidity and Capital Resources

We obtained our initial equity capital, in the amount of approximately $8.2 million, as a result of a private placement by Macatawa Bank to investors in November 1997. Additional equity capital of $14.1 million was raised during our initial public offering completed in April 1998. Due to our continued rapid growth, additional equity capital was required in 1999. Through an offering made to our shareholders in June 1999, $14.6 million of net proceeds from an equity offering was raised. We completed a follow-on stock offering on June 15, 2001, and along with the underwriters exercise of the over allotment option in July, we issued of an additional 1,610,000 shares of common stock. The net proceeds from this offering totaled $23.6 million, after underwriters discount and offering expenses. The proceeds of this offering were used to pay down $4 million of indebtedness, while the balance will be used to strengthen our capital position in anticipation of future growth, and for other general corporate purposes. At September 30, 2001, the Company's Tier I Capital as a percent of average assets was 10.40%.

We declared our first cash dividend during the fourth quarter of 2000 in the amount of $.07 per share. We have paid a quarterly cash dividend of $.07 per share each quarter of this year as well. It is anticipated that we will continue to pay quarterly cash dividends in the future. On May 4, 2001, we distributed a 3% stock dividend to our shareholders.

We secured a $5 million credit facility during September of 2000, to provide additional capital to maintain the Bank at required regulatory capital levels. In March 2001, the credit facility was increased to $8 million. The balance outstanding on this line was $4 million at December 31, 2000. This debt was paid off during the second quarter 2001, using a portion of the proceeds from the capital offering completed during that quarter.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Analysis

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. We have only limited agricultural-related loan assets, and therefore has no significant exposure to changes in commodity prices. Therefore, our market risk exposure is mainly comprised of our sensitivity to interest rate risk. Our balance sheet has sensitivity, in various categories of assets and liabilities to changes in prevailing rates in the U.S. for prime rate, mortgage rates, U.S. Treasury rates and various money market indexes. Our asset/liability management process aids us in providing liquidity while maintaining a balance between interest earning assets and interest bearing liabilities.







                      [THIS SPACE INTENTIONALLY LEFT BLANK]

We use two interest rate risk measurement techniques in our interest rate risk management. The first is static gap analysis. This measures the difference between the dollar amounts of interest sensitive assets and liabilities that may be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of September 30, 2001.

                                             <3 Months       3-12 Months      1-5 Years     Over 5 Years     Total
Assets:
Fixed rate loans                              $ 21,254          $ 41,767       $158,237          $25,531     $246,789
Variable rate loans                            231,346             1,177         24,468            2,889      259,880
Taxable Securities                               2,010             5,117         39,525            8,965       55,617
Tax-Exempt Securities                               --                --             --            9,304        9,304
Other Securities                                    --                                             3,129        3,129
Short Term Investments                           8,000                                                          8,000
Federal Funds Sold                               7,500                                                --        7,500
Loan Loss Reserve                                   --                --             --               --      (7,177)
Cash & Due From Banks                                                 --             --               --       30,996
Fixed Assets                                        --                --             --               --       14,233
Other Assets                                                          --                              --        5,527
                                              --------          --------       --------          -------     --------
   TOTAL                                      $270,110          $ 48,061       $222,230          $49,818     $633,798
                                              ========          ========       ========          =======     ========

Liabilities:
Time deposits $100,000 and over                 51,672            47,559          7,558               --      106,789
Time deposits under $100,000                    26,042            45,200         16,497               --       87,739
Repo's & Borrowed Money                          5,264             8,264         18,060           31,000       62,588
Savings & IRAs                                  18,138             5,507          4,825              368       28,838
NOW & money market accounts                    220,172                --             --               --      220,172
Non-Interest Bearing Deposits                       --                --             --               --       58,950
Other Liabilities & Equity                                                                            --       68,722
                                              --------          --------       --------          -------     --------
   TOTAL                                      $321,288          $106,530       $ 46,940          $31,368     $633,798
                                              ========          ========       ========          =======     ========

Period interest rate gap:                     (51,178)          (58,469)        175,290           18,450
Cumulative interest rate gap:                 (51,178)         (109,647)         65,643           84,093
Cumulative interest rate gap
to total assets                                (8.07%)          (17.30%)         10.36%           13.27%
Rate sensitive assets to rate
Sensitive liabilities                              .84              0.45           4.73             1.59
Cumulative rate sensitive assets to
Rate sensitive liabilities                         .84               .74           1.14             1.17


The above table shows that total liabilities maturing or repricing within one year exceeded assets maturing within one year by $110 million. However, repricing and cash flows of certain categories of assets and liabilities do not necessarily have the same magnitude of change. We are also subject to competitive and other influences that are beyond our control. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

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

The following table shows the suggested impact on net interest income over the next twelve months, based on our balance sheet as of September 30, 2001.

                                                     Percent Change in Net
Interest Rate Scenario                                 Interest Income
Interest rates down 200 basis points                       (11.12)%
Interest rates down 100 basis points                       ( 3.73)%
No change in interest rates                                     --
Interest rates up 100 basis points                            1.37%
Interest rates up 200 basis points                            2.97%

The above results indicate that we are interest sensitive on the asset side, with more asset repricing opportunities in either an up or down interest rate scenario. While the gap model presents a more liability sensitive position, the simulation analysis is more indicative of expected results due to its time horizon measurement. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; client preferences, and other factors.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

None.


Item 2.           Changes in Securities and Use of Proceeds.

None.


Item 3.           Defaults Upon Senior Securities.

None.


Item 4.           Submission of Matters to a Vote of Securities Holders.

None.

Item 5.           Other Information.

None.


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits - None.

         (b)      Reports on 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.


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

DATE:  November 12, 2001