Form 10-K
period 2001-12-31
MACATAWA BANK CORP
filed 2002-03-08
CIK 1053584

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 333-45755

MACATAWA BANK CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State of other jurisdiction of incorporation or organization)	38-3391345 (I.R.S. Employer Identification No.)

348 South Waverly Road, Holland, Michigan 49423
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (616) 820-1444

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock.

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The registrant’s revenues for 2001 were $46,368,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $20.98 as of March 6, 2002, was $96,826,413 (common stock, no par value). As of March 6, 2002, there were outstanding 5,308,881 shares of the Company’s common stock (no par value). Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1:         Business

        As used in this Annual Report, the terms “we,” “us,” “our” and “Macatawa” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.

General

        We are a bank holding company organized in 1997 under Michigan law, and own all of the common stock of Macatawa Bank. Macatawa Bank has two wholly-owned subsidiaries: Macatawa Bank Mortgage Company and Macatawa Bank Brokerage Services, Inc. Macatawa Bank was organized and commenced operations in November, 1997 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. Our bank provides a full range of commercial and consumer banking services, through 14 full service branches located in Ottawa county, northern Allegan county, and southwestern Kent county. We offer commercial and personal banking services, including checking and savings accounts (including certificates of deposit), safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans. As of December 31, 2001, we had total assets of $670.2 million, total deposits of $526.2 million, approximately 51,000 deposit accounts and shareholders’ equity of $66.5 million.

        Our administrative office is located at 348 South Waverly Road, Holland, Michigan 49423, and our telephone number is (616) 820-1444. Unless the context clearly suggests otherwise, financial information and other references to us include Macatawa Bank.

Products and Services

        Deposit Services. We offer a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We solicit these accounts from individuals, businesses, associations, churches, nonprofit organizations, financial institutions and government authorities. We may also use alternative funding sources as needed, including advances from Federal Home Loan Banks, conduit financing and the packaging of loans for securitization and sale.

        Real Estate Loans. We originate residential mortgage loans, which are generally long-term with either fixed or variable interest rates. Our general policy, which is subject to review by our management as a result of changing market and economic conditions and other factors, is to retain all variable interest rate mortgage loans in our loan portfolio and to sell all fixed rate loans in the secondary market. We also offer home equity loans.

        The retention of variable rate loans in our loan portfolio helps to reduce our exposure to fluctuations in interest rates. However, these loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for default.

        Personal Loans and Lines of Credit. We make personal loans and lines of credit available to our customers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. Our current policy is to retain substantially all of these loans in our loan portfolio.

        Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. We generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

        Although we take a progressive and competitive approach to lending, we stress high quality in our loans. On a regular basis, our board of directors reviews selected loans. In addition, the loan committee of our board of directors also reviews larger loans for prior approval when the loan request exceeds the established limits for the lending officer. We also maintain a loan review process designed to promote early identification of credit quality problems. Any past due loans and identified problem loans will be reviewed with our board of directors on a regular basis.

        Regulatory and supervisory loan-to-value limits are established by Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Our internal limitations follow those limits and in some cases are more restrictive than those required by the regulators.

        We have established relationships with correspondent banks and other independent financial institutions to provide other services requested by our customers, including loan participations where the requested loan amounts exceed our policies or legal lending limits.

        Trust Services. We began offering trust services in January, 1999, to further provide for the financial needs of our customers. As of December 31, 2001, the Trust Department had assets of approximately $261 million.

Competition

        Our primary market area includes Ottawa County, northern Allegan County and southwestern Kent County, all located in Western Michigan. There are many bank, thrift and credit union offices located within our market area. Most are branches of larger financial institutions. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Many of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans principally through our ability to communicate effectively with our customers and to understand and meet their needs. Our management believes that our personal service philosophy enhances our ability to compete favorably in attracting individuals and small businesses. We actively solicit customers and compete for deposits by offering our customers personal attention, professional service, and competitive interest rates.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, our earnings or our competitive position.

Employees

        As of December 31, 2001, we had 154 full-time and 75 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

Recent Development – Pending Acquisition of Grand Bank.

        On November 20, 2001, Macatawa Bank Corporation and Grand Bank Financial Corporation entered into a definitive Agreement and Plan of Merger. Upon completion of the merger, Grand Bank Financial Corporation will be merged into Macatawa Bank Corporation, which will result in us becoming the holding company for Grand Bank. The transaction has been approved by the boards of directors of both companies and is subject to approval by the shareholders of both companies and other customary conditions. Additional information is included in the Prospectus and Joint Proxy Statement included in our Registration Statement on Form S-4, which has been filed with the Securities and Exchange Commission. The transaction is expected to be completed early in the second quarter of 2002.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting Macatawa Bank Corporation and Macatawa Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on us and our business.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us and our bank establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors, and the public, rather than our shareholders.

        Federal law and regulations establish supervisory standards applicable to the lending activities of our bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

         Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, is subject to various state and federal regulations. Macatawa Bank Brokerage Services, Inc. will also be subject to state and federal regulations when it begins operations.

Macatawa Bank Corporation

        General. On January 9, 2002, Macatawa Bank Corporation became a financial holding company, within the meaning of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), and is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, we are subject to periodic examination by the Federal Reserve Board, and are required to file with the Federal Reserve Board periodic reports of our operations and such additional information as the Federal Reserve Board may require.

        In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to Macatawa Bank and to commit resources to support Macatawa Bank in circumstances where we might not do so absent such policy. In addition, if the Commissioner deems Macatawa Bank’s capital to be impaired, the Commissioner may require Macatawa Bank to restore its capital by a special assessment upon us as the bank’s sole shareholder. If we were to fail to pay any such assessment, the directors of Macatawa Bank would be required, under Michigan law, to sell the shares of the bank’s stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the bank’s capital.

        Investments and Activities. In general, any direct or indirect acquisition by us of any voting shares of any bank which would result in our direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation between us and another financial holding company or bank holding company, will require the prior written approval of the Federal Reserve Board under the BHCA. No Federal Reserve Board approval is required for us to acquire a company, other than a bank holding company or bank, engaged in activities that are financial in nature as determined by the Federal Reserve Board.

        The merger or consolidation of an existing bank subsidiary of ours with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

        Financial holding companies, like us, may engage in various lending, advisory, insurance and insurance underwriting, securities underwriting, dealing and market making, and merchant banking activities (as well as those activities previously approved for bank holding companies by the Federal Reserve Board) together with such other activities as may be determined by the Federal Reserve Board (in coordination with other regulatory authorities) to be financial in nature, incidental to any such financial activity, or complimentary to any such financial activity, and which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. In order to maintain the benefits and flexibility of being a financial holding company, each of our subsidiary depository institutions must continue to be “well-capitalized” and “well-managed” under applicable regulatory standards and each subsidiary depository institution must maintain at least a satisfactory or above Community Reinvestment Act rating.

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total average assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders’ equity) to total average assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

        Dividends. Macatawa Bank Corporation is a corporation separate and distinct from Macatawa Bank. Most of our revenues are received by it in the form of dividends paid by our bank. Thus, our ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on our bank’s ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over our bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

        In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, like us, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.

Macatawa Bank

        General. Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As a BIF insured Michigan chartered bank, Macatawa Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of BIF. These agencies and the federal and state laws applicable to our bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

        Deposit Insurance. As an FDIC-insured institution, we are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act (“FDIA”) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. For several years, the BIF reserve ratio has been at or above the mandated ratio and assessments have ranged from 0% of deposits for institutions in the lowest risk category to .27% of deposits in the highest risk category. However, there is speculation that the reserve may fall below the mandated ratio resulting in increased assessments in 2003.

        FICO Assessments. Our bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”). FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (the “SAIF”) which insures the deposits of thrift institutions. From now until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

        Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the Commissioner.

        Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC insured non-member banks, such as Macatawa Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total average assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.

        Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Federal regulations define these capital categories as follows:

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	--	--	A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2001, each of Macatawa Bank’s ratios exceeded minimum requirements for the well capitalized category.

        Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

        Dividends. Under Michigan law, our bank is restricted as to the maximum amount of dividends it may pay on its common stock. Our bank may not pay dividends except out of net income after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

        Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by our bank, if such payment is determined, by reason of the financial condition of our bank, to be an unsafe and unsound banking practice.

        Insider Transactions. Our bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to us or our subsidiaries, on investments in the stock or other securities of our or our subsidiaries and the acceptance of the stock or other securities of us or our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our bank to its directors and officers, to our directors and officers, the directors and officers of our bank, to our principal shareholders and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or one of its subsidiaries or a principal shareholder in our company may obtain credit from banks with which our bank maintains a correspondent relationship.

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

        Investments and Other Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of our bank.

        Consumer Protection Laws. Our bank’s business includes making a variety of types of loans to individuals. In making these loans, we are is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

        Branching Authority. Michigan banks have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals. Banks may establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

        Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Services, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

ITEM 2:         Description of Property.

        Our administrative offices are located at 348 South Waverly Road, Holland, Michigan 49423.

        We have purchased approximately 17 acres of land located between Holland and Zeeland. On December 13, 2001, we broke ground to begin the construction of a three story building that will contain approximately 49,000 square feet. Upon completion, we will consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations in the new facility. Our main banking office is located at 51 E. Main Street, Zeeland, Michigan 49464, and the telephone number is (616) 748-9491. The main office consists of approximately 1,820 square feet located on the first floor of an office building and approximately 1,500 square feet in the basement. This location is in the heart of the City of Zeeland on Main Street, which our management believes provides recognition and a visible presence in the Holland-Zeeland community. The main office includes three teller stations, two customer service offices, two administrative offices, two commercial lending offices, and a vault and safe deposit boxes. We have entered into a three year lease with respect to our bank’s main office, with renewal options for up to four successive three year terms. The initial rental rate, after amendments for additional office space, is $900.00 per month, which increases by 7.5% for each three year renewal period. We are also obligated to pay all costs associated with taxes, assessments, maintenance, utilities and insurance. During December 2001 we purchased approximately 1.2 acres of land in Wyoming, Michigan. This land will be used to construct a branch and regional lending center during 2002. Upon completion, our branch at 1760-44th Street in Wyoming will be relocated to the new location.

        We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan. Our facilities as of February 1, 2002, were as follows:

Location of Facility	Use

51 E. Main Street, Zeeland*
139 E. 8th Street, Holland*
489 Butternut Dr., Holland
701 Maple Avenue, Holland
699 E. 16th Street, Holland
106 E. 8th Street, Holland*
41 N. State Street, Zeeland
2020 Baldwin Street, Jenison
6299 Lake Michigan Dr., Allendale
102 South Washington, Douglas
4758 - 136th Street, Hamilton*
3526 Chicago Drive, Hudsonville
1760 - 44th Street, S.W., Wyoming*
20 E. Lakewood Blvd., Holland
348 South Waverly Road, Holland*
4471 Wilson Avenue, S.W., Grandville*
250 E. 8th Street, Holland*
Main Branch
Branch Office
Branch Office
Branch Office
Branch Office
Trust Department
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Loan Center and Administrative Offices
Branch Office
Operations Center

*Leased facility

        We believe our facilities are well-maintained and adequately insured. Because of our growth, we are continually evaluating the need for additional space and branches.

ITEM 3:         Legal Proceedings.

        As the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

ITEM 4:         Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2001 to a vote of our shareholders.

ADDITIONAL ITEM:     Executive Officers of the Registrant.

        Certain information relating to Executive Officers of Macatawa Bank Corporation and Macatawa Bank are as follows:

Name	Age	Year Elected an Executive Officer	Positions Held

Benj. A. Smith, III	58	1997	Chairman of the Board and Chief Executive Officer of Macatawa Bank Corporation and a director of Macatawa Bank.

Philip J. Koning	47	1997	President and Chief Executive Officer of Macatawa Bank and Treasurer and Secretary of Macatawa Bank Corporation.

Steven L. Germond	48	2000	Chief Financial Officer of Macatawa Bank Corporation and Macatawa Bank.

Ray D. Tooker	58	2000	Senior Vice President Loan Administration of Macatawa Bank.

PART II

ITEM 5:        Market for Common Equity and Related Stockholder Matters.

        Our common stock has been quoted on the Nasdaq National Market since May 17, 2001. From December 27, 1999 through May 16, 2001, our common stock was quoted on the Nasdaq SmallCap Market. From the completion of our initial public offering in April 1998 through December 27, 1999, our common stock was quoted on the OTC Bulletin Board. High and low sales prices (as reported on the Nasdaq National Market and the Nasdaq SmallCap Market) for each quarter are included in the following table. The following table reflects an adjustment to our historical share data for the 3% stock dividend we distributed on May 4, 2001.

	2001			2000
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First Quarter	$15.00	$13.50	$.07	$15.04	$12.74	--

Second Quarter	$18.00	$14.07	$.07	$13.48	$11.17	--

Third Quarter	$18.25	$15.93	$.07	$12.86	$10.32	--

Fourth Quarter	$19.25	$15.75	$.08	$13.59	$10.68	$.07

        The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On February 25, 2002, there were approximately 650 owners of record and, in addition, approximately 3,600 beneficial owners of our common stock.

        We declared our first cash dividend during the fourth quarter of 2000. The dividend amount was $.07 per share and was paid December 29, 2000. Cash dividends paid are noted in the above table. During the second quarter of 2001, we distributed a 3% stock dividend to our shareholders.

        We intend to continue to declare quarterly cash dividends in the future. We may also consider declaring stock dividends on an annual basis. We are expecting to obtain the funds for the payment of future cash dividends from the dividends we receive from Macatawa Bank out of its earnings. However, there can be no assurance that we will have the financial resources to continue to pay dividends in the future.

ITEM 6:         Selected Financial Data.

        The information set forth under the caption “Selected Consolidated Financial Data” in our Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference and is filed as part of Exhibit 13 to this form 10-K Annual Report.

ITEM 7:         Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report to Shareholders for the year ended December 31, 2001, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7A:         Quantitative and Qualitative Disclosures About Market Risk.

        The information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Liability Management and Market Risk Analysis” in our Annual Report to Shareholders for the year ended December 31, 2001, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 8:         Financial Statements and Supplementary Data.

        The information set forth under the captions “Quarterly Financial Data,” “Report of Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flow,” and “Notes to Consolidated Financial Statements” in our Annual Report to Shareholders for the year ended December 31, 2001, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 9:         Changes in and Disagreements With Accountants and Financial Disclosure.

        There have been no disagreements with our independent public accountants.

PART III

ITEM 10:         Directors and Executive Officers of the Registrant.

        The information set forth on pages 3-4, under the caption “Information About Directors” and on page 16 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement dated March 7, 2002, relating to our 2002 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to our Executive Officers is included in Part I hereof entitled “Executive Officers of the Registrant.” There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

ITEM 11:         Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Director Compensation” and “Executive Compensation,” in our definitive Proxy Statement dated March 7, 2002, relating to our 2002 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12:         Security Ownership of Certain Beneficial Owners and Management.

        Information relating to security ownership of certain beneficial owners and management is contained on Page 2 under the caption “Voting Securities and Principal Holders Thereof” and on page 9 under the caption “Security Ownership of Management” in our definitive Proxy Statement dated March 7, 2002, relating to our 2002 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 13:         Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained on page 16, under the caption “Transactions Involving Management” in our definitive Proxy Statement dated March 7, 2002, relating to our 2002 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

PART IV

ITEM 14:         Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)	Financial Statements.

1.	The following documents are filed as part of Item 7 of this report:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
1999 Notes to Consolidated Financial Statements

	2.	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	The following exhibits are filed as part of this report: Reference is made to the exhibit index which follows the signature page of this report.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of Steven L. Germond, Macatawa Bank Corporation, 348 South Waverly Road, Holland, Michigan 49423.

(b)	Reports on Form 8-K

During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 6, 2002.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
Benj. A. Smith, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Germond
Steven L. Germond
Chief Financial Officer
(Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2002, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Benj. A. Smith, III Benj. A. Smith, III, Principal Executive Officer and a Director	March 6, 2002

/s/ Steven L. Germond Steven L. Germond, Principal Financial and Accounting Officer	March 6, 2002

/s/ G. Thomas Boylan G. Thomas Boylan, Director	March 6, 2002

/s/ Robert E. DenHerder Robert E. DenHerder, Director	March 6, 2002

/s/ John F. Koetje John F. Koetje, Director	March 6, 2002

/s/ Philip J. Koning Philip J. Koning, Director and President	March 6, 2002

EXHIBIT INDEX

	Exhibit Number and Description	Sequentially Numbered Page

2	Consolidation Agreement dated December 10, 1997, incorporated by reference to Exhibit 2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

3.1	Articles of Incorporation of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

3.2	Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

4	Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1	Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.2	Macatawa Bank Corporation 1998 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.3	Data Processing Agreement between Rurbanc Data Services, Inc. and Macatawa Bank dated July 1, 2000, incorporated by reference to Exhibit 10.6 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

10.4	MagicLine Product Services Agreement between MagicLine, Inc. and Macatawa Bank dated October 1, 1997, incorporated by reference to Exhibit 10.9 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.5	FTB Participating Bank Agreement between First Tennessee Bank National Association and Macatawa Bank dated October 24, 1997, incorporated by reference to Exhibit 10.10 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.6	Agreement and Plan of Merger by and between Macatawa Bank Corporation and Grand Bank Financial Corporation dated November 20, 2001, incorporated by reference to Appendix A to the Prospectus and Joint Proxy Statement included in the Macatawa Bank Corporation Registration Statement on Form S-4 (Registration No. 333-76100).

13	Annual Report to Shareholders for the year ended December 31, 2001. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing. This information was delivered to the Company’s shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21	Subsidiaries of the Registrant

23	Consent of Crowe, Chizek and Company LLP, independent public accountants

24	Power of Attorney (included on the signature page on page 15 of the Annual Report on Form 10-K)

EXHIBIT 13

Selected Consolidated Financial Data

The following selected consolidated financial and other data are derived from the Company’s Financial Statements and should be read with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Balance Sheets as of December 31, 2001 and 2000, and the Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999, are included elsewhere in this Annual Report.

(Dollars in thousands, except share and per share data)

                                                              At or For the Year Ended December 31
                                                            -----------------------------------------
                                                               2001       2000       1999        1998
                                                            -----------------------------------------
Financial Condition
     Total assets                                          $ 670,203  $ 499,813  $ 344,921  $ 189,229
     Securities                                               64,316     48,669     28,281     27,007
     Loans                                                   545,693    410,676    285,374    137,882
     Deposits                                                526,192    398,617    279,390    166,989
     Shareholder's equity                                     66,502     38,128     34,526     19,611

Share Information
     Basic earnings/(loss) per common share                $    1.12        .91        .22  $   (1.18)
     Diluted earnings/(loss) per common share                   1.11        .90        .22      (1.18)
     Book value per common share                               12.51      10.31       9.34       7.82
     Weighted average dilutive
      shares outstanding                                   4,611,531  3,711,051  3,216,625  2,103,178
     Shares outstanding at end of period                   5,307,201  3,696,789  3,696,039  2,542,599

Operations
     Interest income                                       $  42,685  $  34,338  $  20,000  $   6,804
     Interest expense                                         20,927     17,739      9,428      3,190

     Net interest income                                      21,758     16,599     10,572      3,614
     Provision for loan losses                                 2,285      1,931      1,967      2,023

     Net interest income after provision for loan losses   $  19,473  $  14,668  $   8,605  $   1,591
     Total noninterest income                                  3,683      2,051      1,528        683
     Total noninterest expense                                15,543     12,672      9,440      4,763
     Income/(loss) before tax                                  7,613      4,048        693     (2,489)
     Federal income tax                                        2,497        699         --         --
     Net income/(loss)                                     $   5,116  $   3,349  $     693  $  (2,489)

Performance Ratios
     Return on average equity                                   9.58%      9.31%      2.72%    (15.15)%
     Return on average assets                                   0.88%      0.80%      0.26%     (2.70)%
     Yield on average interest-earning assets                   7.82%      8.85%      8.27%      7.93%
     Cost on average interest-bearing liabilities               4.39%      5.20%      4.51%      4.77%
     Average net interest spread                                3.43%      3.65%      3.76%      3.16%
     Average net interest margin                                3.98%      4.18%      4.37%      4.21%

Capital Ratios
     Equity to assets                                           9.92%      7.63%     10.01%     10.36%
     Total risk-based capital ratio                            12.85%     10.36      14.16%     12.40%

Credit Quality Ratios
     Allowance for loan losses to total loans                   1.41%      1.43%      1.40%      1.47%
     Nonperforming assets to total assets                        .36%      0.04%      0.03%      0.00%
     Net charge-offs to average loans                            .09       0.02%      0.00%      0.00%

Quarterly Financial Data (unaudited)

A summary of selected quarterly results of operations for the years ended December 31 follows:

(Dollars in thousands, except per share data)

                                                               Three Months Ended
                                                ---------------------------------------------------
                                                  March 31      June 30  September 30  December 31
                                                ---------------------------------------------------
2001
   Interest income                              $    10,280    $  10,639    $  11,108    $  10,658
   Net interest income                                4,831        5,195        5,675        6,057
   Provision for loan losses                            522          502          565          696
   Income before income tax expense                   1,637        1,784        2,003        2,189
   Net income                                         1,091        1,202        1,351        1,471

   Net income per share
     Basic                                              .30          .30          .26          .28
     Diluted                                            .29          .30          .25          .28

2000
   Interest income                              $     7,106    $   8,368    $   9,026    $   9,838
   Net interest income                                3,537        4,079        4,318        4,665
   Provision for loan losses                            487          595          434          415
   Income before income tax expense                     527          823        1,119        1,579
   Net income                                           527          823          947        1,051

   Net income per share
     Basic                                              .14          .22          .26          .28
     Diluted                                            .14          .22          .26          .28

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

The following section presents additional information to assess the financial condition and results of operations of the Company and the Bank. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report.

Overview

Macatawa Bank Corporation (the Company) is a Michigan corporation and is the bank holding company for Macatawa Bank (the Bank) and Macatawa Bank Brokerage Services. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. We provide a wide range of commercial, consumer, and trust banking services, through our network of 14 full service branches located in communities in Ottawa county, northern Allegan county and southwestern Kent County, Michigan.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening in November 1997. We first became profitable in 1999 with net income for that year of $693 thousand. Net income increased to $5.1 million for 2001 from $3.3 million for 2000. At December 31, 2001, we had fourteen branch banking offices, and three service facilities. We completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. Prior to that offering, we raised $8.2 million in a private offering for the initial capitalization of Macatawa Bank. In June 1999, we completed an offering of common stock to our shareholders resulting in net proceeds of $14.6 million. In June 2001, we completed an underwritten public offering of 1,610,000 shares of our common stock at an offering price of $16.00 per share, resulting in net proceeds of $23.7 million after underwriting commissions and expenses.

Financial Condition

Summary.

Our total assets increased 34% to $670.2 million at December 31, 2001, from $499.8 million at December 31, 2000. We believe the strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks. The asset growth was primarily in earning assets of loans and securities, but also included increased cash, premises, and equipment. The increase in total assets was principally funded by strong deposit growth and the use of borrowed funds. Total deposits grew to $526.2 million at December 31, 2001 from $398.6 million at December 31, 2001. We attribute the strong deposit growth to our quality customer service, the desire of our customers to bank with a local bank, and convenient accessibility through the expansion of our branch network. We anticipate continued growth in total assets, due in part to the consolidation of local competitors into large out-of-state regional banks, as well as continued additional market share penetration. As we continue to grow, we expect our percentage rate of growth to decline.

Cash and Cash Equivalents.

Our cash and cash equivalents, which include federal funds sold and short-term investments, were $34.2 million at December 31, 2001, as compared to $26.3 million at December 31, 2000. The increase is a result of excess cash being invested in short term investments, as well as higher levels of bank balances maintained. The higher balances were required to cover uncollected funds deposited in Macatawa Bank’s correspondent bank accounts as a result of customer deposit activity.

Securities.

Our security portfolio is classified as either “available for sale” or “held to maturity.” All of the securities classified as “available for sale” may be sold to meet our liquidity needs. The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include earnings, liquidity and decreased overall exposure to changes in interest rates. Securities increased $15.6 million to $64.3 million at December 31, 2001 from $48.7 million at December 31, 2000. The increase was the result of purchasing additional securities as a means of strengthening our liquidity ratio. We expect continued growth of our securities portfolio generally consistent with the growth of our company in order to maintain appropriate levels of liquidity.

Securities Portfolio
(Dollars in thousands)

                                                       Year Ended December 31
                                                     ---------------------------
                                                       2001      2000     1999
                                                     ---------------------------
U. S. Treasury and U.S. Government Agencies          $55,287   $45,991  $27,337
Michigan municipal bonds                               9,029     2,678      944
                                                     ---------------------------
                                                     $64,316   $48,669  $28,281
                                                     ---------------------------

Excluding our holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer which exceeded 10% of shareholders’ equity.

Schedule of Maturities of Investment Securities and Weighted Average Yields
The following is a schedule of maturities and their weighted average yield of each category of investment securities we held at December 31, 2001.

(Dollars in thousands)

                                                                                                      Investments With
                            Due Within        One to              Five to              After          No Contractual
                             One Year        Five Years            Ten Years          Ten Years                Maturity
                    ---------------------------------------------------------------------------------------------------
                     Estimated           Estimated          Estimated          Estimated          Estimated
                        Market   Average    Market Average     Market   Average   Market   Average    Market   Average
                         Value     Yield     Value   Yield      Value     Yield    Value     Yield     Value     Yield
                    ---------------------------------------------------------------------------------------------------

U.S. Treasury
and U.S.
Government
Agencies               $ 6,119     6.85%   $42,396   5.52%      $6,772     5.27%        -        -         -         -

Tax-exempt
MI municipal bonds           -        -          -      -       $3,448     6.41%   $5,581     7.03%        -         -
                    ---------------------------------------------------------------------------------------------------
Total                  $ 6,119     6.85%   $42,396   5.52%     $10,220     5.67%   $5,581     7.03%        -         -
                    ---------------------------------------------------------------------------------------------------

Loan Portfolio
Our total loan portfolio increased 33% to $545.7 million at December 31, 2001, as compared to $410.7 million at December 31, 2000. We also had $4.6 million of loans held for sale at December 31, 2001. There were no loans held for sale at December 31, 2000. The majority of loans we make are to small and mid-sized businesses in the form of commercial and commercial real estate loans. Our combined commercial loans totaled $403.4 million at December 31, 2001, an increase of 37% from December 31, 2000. Commercial loans accounted for approximately 74% of our total portfolio loans at December 31, 2001, as compared to 71% at the end of 2000. Our residential real estate loan portfolio, which also includes residential construction loans made to the individual home owner, comprises approximately 12% of portfolio loans. However, our residential loan origination volume is significantly higher, with only a small portion of residential home loans retained for our own portfolio. We sell the majority of fixed-rate obligations and do not retain servicing. We originated $193 million in residential mortgages in 2001 and $91.5 million in 2000. The lower overall interest levels experienced during 2001 resulted in significantly higher levels of residential refinancing and loan originations during 2001. Our consumer loan portfolio includes both loans secured by personal property, as well as home equity fixed term and line of credit loans. Home equity loans totaled $45.9 million at December 31, 2001, compared to $33.5 million at December 31, 2000. Approximately 89% of our home equity loans are underwritten at terms of a loan to value ratio of less than 90%, and are considered well collateralized.

The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

Loan Portfolio Composition
(Dollars in thousands)

                                                 Year Ended December 31
                               ----------------------------------------------------------
                                       2001                 2000                 1999
                               ----------------------------------------------------------
                                  Amount      %        Amount       %       Amount      %
                               ----------------------------------------------------------

 Commercial real estate        $ 133,428    25%     $  79,444     19%     $ 54,160    19%
 Residential real estate          67,655    12%        60,822     15%       44,734    15%
 Other commercial                269,993    49%       214,098     52%      147,232    52%
 Consumer                         74,617    14%        56,312     14%       39,248    14%
                               ----------------------------------------------------------
 Total loans                     545,693   100%       410,676    100%      285,374   100%
                               ----------------------------------------------------------

 Less:
 Allowance for loan losses        (7,699)              (5,854)              (3,995)
                               ----------------------------------------------------------
 Total loans receivable, net   $ 537,994            $ 404,822             $284,379
                               ----------------------------------------------------------

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table shows the amount of total loans outstanding as of December 31, 2001 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)

                                                 Maturing
                           ---------------------------------------------------------------

                                               After One, But
                           Within One Year   Within Five Years  After Five Years    Total
                           ---------------------------------------------------------------
Commercial real estate           $  19,798          $ 111,451         $   2,179  $ 133,428
Residential real estate             19,180                905            47,570     67,655
Other commercial                   141,592            124,251             4,150    269,993
Consumer                             5,368             33,427            35,822     74,617
                              ------------------------------------------------------------
      Totals                     $ 185,938          $ 270,034         $  89,721    545,693
                              ------------------------------------------------------------
Allowance for loan losses                                                           (7,699)
                                                                                 ---------
Total loans receivable, net                                                      $ 537,994
                                                                                 ---------

Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates at December 31, 2001.

Interest Sensitivity
(Dollars in thousands)

                                       -----------------------------------------
                                       Fixed Rate   Variable Rate         Total
                                       -----------------------------------------
Due within 3 months                     $  18,791       $ 281,299      $ 300,076
Due after 3 months, but within 1 year      43,370           1,654         45,024
Due after one but within five years       148,481          22,982        171,463
Due after five years                       25,422           3,694         29,116
                                       -----------------------------------------
Total                                   $ 236,064       $ 309,629        545,693
                                       -----------------------------------------
Allowance for loan losses                                                 (7,699)
                                                                       ---------
Total loans receivable, net                                            $ 537,994
                                                                       ---------

Nonperforming Assets.
Our nonperforming loans include loans on non-accrual, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Nonperforming loans as of December 31, 2001 totaled $2.4 million compared to $196,000 at December 31, 2000. The increase in non-performing loans reflects primarily one credit which, while still paying, the borrower’s deteriorating financial condition warrants concern, and therefore the loan has been placed on non-accrual. Our loan performance is reviewed regularly by an external loan review team, our own loan officers, and our senior management. When reasonable doubt exists concerning collectibility of interest or principal of one of our loans, that loan will be placed in non-accrual status. Any interest previously accrued but not collected at that time will be reversed and charged against current earnings. As of December 31, 2001 there were no other interest bearing assets which required classification. We are not aware of any recommendations by regulatory agencies, which, if implemented, would have a material impact on our liquidity, capital or operations.

The following table shows the composition and amount of our nonperforming assets. (Dollars in thousands)

                                                                          December 31
                                                             -------------------------------------
                                                                2001         2000           1999
                                                             -------------------------------------

Nonaccrual loans                                             $ 2,084        $ 155           $ 101
Loans 90 days or more delinquent and still accruing              298           41               -
Restructured loans                                                -             -               -
                                                             -------------------------------------
Total nonperforming loans                                      2,382          196             101
                                                             -------------------------------------
Other real estate owned                                            -           -               -
Total nonperforming assets                                    $2,382         $196            $101
                                                             -------------------------------------

Nonperforming loans to total loans                               .43%         .05%           .04%
Nonperforming assets to total assets                             .36%         .04%           .03%

Loan Loss Experience
The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

(Dollars in thousands)

                                                                            December 31
                                                               -------------------------------------
                                                                  2001         2000           1999
                                                               -------------------------------------
Loans:
  Average daily balance of loans for the year                  $ 474,318     $ 347,351     $ 213,472
  Amount of loans outstanding at end of period                   545,693       410,676       285,374

Allowance for loan losses:
  Balance at beginning of year                                    $5,854        $3,995        $2,030
  Addition to allowance charged to operations                      2,285         1,931         1,967
  Loans charged-off:
   Commercial                                                       (485)          (67)            -
   Residential Real Estate                                            (1)            -             -
   Consumer                                                          (27)          (20)           (6)
  Recoveries:
   Commercial                                                         63            14             -
   Residential Real Estate                                             1             -             -
   Consumer                                                            9             1             4
                                                               -------------------------------------
  Balance at end of year                                       $   7,699     $   5,854     $   3,995
                                                               -------------------------------------

Ratios:
  Net charge-offs to average loans outstanding                       .09%          .02%            -
  Allowance for loan losses to loans outstanding at year end        1.41%         1.43%         1.40%

Allowance for Loan Losses
Our allowance for loan losses as of December 31, 2001, was $7.7 million, representing approximately 1.41% of total portfolio loans outstanding, compared to 1.43% at December 31, 2000. Our allowance for loan losses is maintained at a level management considers appropriate based upon the assessment of relevant circumstances. We prepare a quarterly evaluation of the allowance for loan losses. The analysis is based upon a number of factors, including a continuous review of our loan portfolio, our own loss experience, the banking industry’s historical loan loss experience, known and inherent risks included in the loan portfolio, the composition of our loans, growth of our portfolio, and current economic conditions.

As part of our analysis, we assign a portion of the loan loss allowance to our entire portfolio by loan type and loan grade through reviews of our past loss experience, and to specific credits that have been identified as problem loans. Our local economy and particular concentrations are considered, as well as a number of other factors. While the commercial loan portfolio has performed very well during our first four years of existence, the allowance does reflect a higher percentage allocation of the reserve against the portfolio due to management’s assessment of inherently higher risks in commercial lending. The allowance allocation to commercial loans in 2001 increased significantly over the 2000 level primarily due to the growth of $109 million in the portfolio size. Also loans subject to specific allocation increased approximately $2 million due to deterioration in several loan credits. By their very nature, commercial loans generally have a high degree of risk due to:

  their higher dollar amounts;

  the great discrepancy between the business activities of each customer;

  the collateral for each loan is extremely varied;

  the need to have more information and detail and in-depth underwriting; and

  each customer's ability to repay their obligation may be dramatically affected by overall economic conditions

Allocation of the Allowance for Loan Losses
The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.
(Dollars in thousands)

                                                           Year Ended December 31
                                   ------------------------------------------------------------------------
                                           2001                     2000                    1999
                                   ------------------------------------------------------------------------
                                               % of Each               % of Each                % of Each
                                   Allowance  Category to   Allowance  Category to  Allowance   Category to
                                      Amount  Total Loans      Amount  Total Loans     Amount   Total Loans
                                   ------------------------------------------------------------------------
Commercial and commercial real estate $6,391        73.9%      $3,902        71.5%     $2,784        70.6%
Real estate mortgages                    196        12.4%         176        14.8%        112        15.7%
Consumer                                 564        13.7%         435        13.7%        297        13.7%
Unallocated                              548           -        1,341           -         802           -
                                   ------------------------------------------------------------------------
     Total                            $7,699       100.0%      $5,854       100.0%     $3,995       100.0%
                                   ------------------------------------------------------------------------

The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

Premises and Equipment.
Our premises and equipment increased by $2.6 million, and totaled $14.8 million at December 31, 2001, as compared to $12.3 million at December 31, 2000. The increase resulted primarily from the purchase of land for our new headquarters building, as well as the purchase of land and construction of a new branch to replace a previously leased branch facility.

Deposits
Deposits are gathered from the communities we serve through our network of 14 branches. We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposits having many options in their terms.

Our total deposits were $526.2 million at December 31, 2001, as compared to $398.6 million at December 31, 2000. We believe the increase in deposits was substantially a result of deposits from new customers. Noninterest bearing demand accounts comprised approximately 12% of total deposits at December 31, 2001, as compared to approximately 13% of total deposits at the end of 2000. Interest bearing demand and savings accounts comprised approximately 50% of total deposits at December 31, 2001, as compared to 48% at the end of last year. Time accounts as a percentage of total deposits were approximately 38% at December 31, 2001, and were approximately 39% at December 31, 2000. We set our deposit pricing to be competitive with other banks in our market area. This has enabled us to increase deposits from new, as well as existing customers, while maintaining a strong net interest margin. We periodically purchase brokered deposits to supplement funding needs. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 2% of total deposits at December 31, 2001, and approximately 4% at December 31, 2000. We operate in a very competitive environment, competing with other local banks similar in size and with significantly larger regional banks. We monitor rates at other financial institutions in the area to ascertain that our rates are competitive with the market. We also attempt to offer a wide variety of products to meet the needs of our customers.

Average Daily Deposits
The following table sets forth the average deposit balances and the weighted average rates paid thereon.

(Dollars in thousands)

                                                      Average for the Year
                              ------------------------------------------------------------------------
                                        2001                     2000                    1999
                              ------------------------------------------------------------------------
                                              Average                  Average                 Average
                               Amount           Rate     Amount          Rate     Amount         Rate
                              ------------------------------------------------------------------------
Noninterest bearing demand    $  52,184           -     $ 38,525           -    $ 23,690            -
NOW accounts                     55,951         1.8%      45,246         2.6%     29,721         2.6%
MMDA/savings                    174,933         3.3%     131,069         4.7%     97,849         4.2%
Time                            176,983         5.8%     123,756         6.4%     68,629         5.5%
                              ------------------------------------------------------------------------
Total deposits                $ 460,051         3.7%    $338,596         4.5%   $219,889         3.9%
                              ------------------------------------------------------------------------

Maturity Distribution of Time Deposits of $100,000 or More
The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2001:

                                    (Dollars in thousands)

                                                              Amount
                                                           ------------
                         Three months or less              $     41,337
                         Over 3 months through 6 months          25,496
                         Over 6 months through 1 year            18,500
                         Over 1 year                             15,171
                                                           ------------
                                                           $    100,504
                                                           ------------

Borrowed Funds.
Borrowed funds totaled $75.6 million at December 31, 2001 as compared to $61.2 million at December 31, 2000. Borrowed funds consist principally of advances from the Federal Home Loan Bank. Borrowed funds also include federal funds purchased, which are utilized to settle our daily cash letter position with our correspondent banks. Additionally, we secured a $5.0 million credit facility in September of 2000, which was subsequently increased to $8.0 million in March 2001. As of December 31, 2000, $4.0 million had been advanced on the credit facility and contributed to the capital of Macatawa Bank to enable the bank to maintain its regulatory capital levels at well-capitalized levels. The total outstanding balance was subsequently paid off during June of 2001 with proceeds from the common stock offering.

Retained Earnings.
We had a retained earnings balance of $3.2 million at December 31, 2001 as compared to $1.1 million at December 31, 2000. Retained earnings is comprised of net earnings, less dividends paid to shareholders. During 2001, we paid $1.3 million in cash dividends. A 3% stock dividend was also paid from retained earnings during May of 2001, resulting in the transfer of $1.8 million from retained earnings to our common stock. We also paid out cash dividends totaling $251,000 during the three months ended December 31, 2000.

Results of Operations

Summary of Results.
Net income totaled $5.1 million for 2001 as compared to $3.4 million in 2000, and $693,000 during 1999. The increase in net income principally reflects growth in our net interest income and noninterest income as a result of our growing customer base.

Total revenues, consisting of net interest income and noninterest income, were $25.4 million during 2001, as compared to $18.6 million during 2000, and $10.1 million for 1999. Noninterest expense totaled $15.5 million for 2001, as compared to $12.7 million for 2000, and $9.4 million for 1999. Our federal income tax expense increased substantially during 2001 reflecting our fully taxable status for all of 2001. We initially became taxable during 2000 after utilizing all tax loss carry forwards from 1998 and 1997. We expect that our effective federal tax rate for future years will be 34%, with a marginal rate of approximately 33.5% due to tax-free investments.

Analysis of Net Interest Income. The following schedule presents, for the periods indicated, information regarding:

  our total dollar amount of interest income from average earning assets and the resultant average yields;

  our total dollar amount of interest expense on average interest-bearing liabilities and the resultant average cost;

  our net interest income;

  our interest rate spread; and

  our net yield on average earning assets.
                                                                       For the years ended December 31,
                                         -----------------------------------------------------------------------------------------
                                                     2001                         2000                         1999
                                         -----------------------------  ---------------------------  -----------------------------
                                                    Interest  Average            Interest  Average            Interest  Average
                                           Average  Earned    Yield or  Average  Earned    Yield or  Average  Earned    Yield or
                                           Balance  or Paid    Cost     Balance  or Paid    Cost     Balance  or Paid    Cost
                                           -------  -------    ----     -------  -------    ----     -------  -------    ----
                                                                     (Dollars in Thousands)
                 Assets:
Taxable securities.....................   $ 49,771  $ 2,921    6.01%   $ 35,459  $ 2,166    6.11%   $ 21,444  $ 1,225    5.71%
Tax-exempt securities (1)..............      6,784      320    7.20%      1,639       86    7.56%        172        9    5.23%
Loans (2)..............................    474,318   38,904    8.12%    347,351   31,789    9.15%    213,472   18,379    8.61%
Federal funds sold.....................      7,864      265    3.33%      1,616       99    6.13%      4,166      204    4.90%
Short-term investments.................      1,575       39    2.44%        169        6    3.55%      1,132       56    4.95%
Federal Home Loan Bank stock...........      3,187      236    7.30%      2,332      192    8.28%      1,593      127    7.97%
                                          --------  -------            --------  -------            --------  -------
         Total interest earning assets.    543,499   42,685    7.82%    388,566   34,338    8.85%    241,979   20,000    8.27%

Noninterest earning assets:
     Cash and due from banks...........     27,377                       18,624                       12,828
     Other.............................     13,148                        9,897                        6,694
                                          --------                     --------                     --------
         Total assets..................   $584,024                     $417,087                     $261,501
                                          ========                     ========                     ========

  Liabilities and Shareholders' Equity:
Deposits:..............................
     NOW and money market accounts.....   $204,863    5,932    2.90%   $159,419    6,656    4.17%   $116,914    4,548    3.89%
     Savings...........................     14,186      200    1.41%      9,222      177    1.92%      6,123      117    1.91%
     IRAs..............................     11,834      700    5.91%      7,674      465    6.06%      4,533      247    5.45%
     Time deposits.....................    176,983   10,177    5.75%    123,756    7,916    6.40%     68,629    3,787    5.52%
Short-term borrowings:
     Federal funds borrowed............      1,704       81    4.67%      2,022      131    6.48%        695       37    5.32%
     Other borrowings..................     65,586    3,837    5.77%     38,857    2,394    6.16%     12,126      692    5.71%
                                          --------  -------            --------  -------            --------  -------
         Total interest bearing
            liabilities................    475,156   20,927    4.39%    340,950   17,739    5.20%    209,020    9,428    4.51%

Noninterest bearing liabilities
     Noninterest bearing demand accounts    52,184                       38,525                       23,690
     Other noninterest bearing
      liabilities......................      3,259                        1,557                        3,305

Shareholders' equity...................     53,425                       36,055                       25,486
                                          --------                     --------                     --------

         Total liabilities and
            shareholders' equity.......   $584,024                     $417,087                     $261,501
                                          ========                     ========                     ========

Net interest income....................             $21,758                      $16,599                      $10,572
                                                    =======                      =======                      =======

Net interest spread....................                        3.43%                        3.65%                        3.76%
Net interest margin....................                        3.98%                        4.18%                        4.37%
Ratio of interest earning
    assets to interest bearing
    liabilities........................             114.38%                      113.97%                      115.77%

---------------------------
(1)      Yields are adjusted for tax-exempt interest.
(2)      Loan fees included in interest income are not material.  Nonaccrual loans are included in average loans outstanding.

Net interest income totaled $21.8 million during 2001, compared to $16.6 million during 2000 and $10.6 million during 1999. The 31% increase during 2001 and 57% increase during 2000, as compared to 1999, is principally due to an increase in average earning assets. The growth in income as a result of our continuing rapid loan growth, more than offset the impacts from contracting net interest margin. Our net interest margin was 3.98% for the year ended December 31, 2001, as compared to 4.18% for full year 2000. Net interest margin for 1999 was 4.37%. The decrease in our net interest margin during 2001 reflects the impact of the rapidly decreasing interest rate environment on our net interest income. Interest rates, as measured by prime rate, have fallen from 9.50% at January 1, 2001, to a historic low 4.75% at December 31, 2001, as a reaction to the slowing economic environment in the United States. As a result, our floating rate loans yield decreased rapidly, and we experienced reductions in our investment portfolio yield due to U.S. Agency refinancing of higher yielding bonds.

Rate/Volume Analysis of Net Interest Income
The following schedule presents the dollar amount of changes in interest income and interest expense for major components of earning assets and interest-bearing liabilities, distinguishing between changes related to outstanding balances and changes due to interest rates.

(Dollars in thousands)

                                                           Year Ended December 31
                                    --------------------------------------------------------------------
                                              2001 vs 2000                       2000  vs 1999
                                    --------------------------------------------------------------------
                                       Increase (Decrease) Due to         Increase (Decrease) Due to
                                     Volume      Rate         Total      Volume       Rate       Total
                                    --------------------------------------------------------------------
Interest Income
Taxable securities                  $    755   $       -    $     755    $     852   $    89   $     941
Tax-exempt securities                    270         (36)         234           77         -          77
Loans                                 12,340      (5,225)       7,115       12,186     1,223      13,409
Fed funds sold                           338        (172)         166         (147)       42        (105)
Short term investments                    34          (1)          33          (38)      (12)        (50)
FHLB stock                                70         (26)          44           61         5          66
                                    --------------------------------------------------------------------
Total interest income               $ 13,807   $  (5,460)    $  8,347   $   12,991   $ 1,347   $  14,338
                                    --------------------------------------------------------------------

Interest Expense
NOWs and MMDAs                      $  1,847   $  (2,571)    $   (724)   $   1,754   $   353   $   2,107
Savings                                   96         (73)          23           59         1          60
IRAs                                     253         (18)         235          188        30         218
Time deposits                          3,323      (1,062)       2,261        3,446       683       4,129
Fed funds purchased                      (20)        (30)         (50)          84        10          94
Other borrowings                       1,663        (220)       1,443        1,643        59       1,702
                                    --------------------------------------------------------------------
Total interest expense                 7,162      (3,974)       3,188        7,174     1,136       8,310
                                    --------------------------------------------------------------------
Net interest income                 $  6,645   $  (1,486)    $  5,159   $    5,817   $   211    $  6,028
                                    --------------------------------------------------------------------

Composition of Average Earning Assets and Interest Bearing Liabilities
(Dollars in thousands)

                                                                      Year Ended December 31
                                                              ---------------------------------------
                                                                2001         2000         1999
                                                              ---------------------------------------
As a Percent of Average Earning Assets
Loans                                                             87.27%       89.39%       80.22%
Other earning assets                                              12.73%       10.61%       11.78%
Average earning assets                                        $ 543,499    $ 388,566    $ 241,979

As a Percent of Average Interest Bearing Liabilities
Savings, MMS, IRA, and NOW accounts                               48.59%       51.71%       61.03%
Time deposits                                                     37.25%       36.30%       32.83%
Other borrowings                                                  14.16%       11.99%        6.14%
Average Interest Bearing Liabilities                          $ 475,156    $ 340,950    $ 209,021
Earning assets to interest bearing liabilities                   114.38%      113.97%      115.77%

Provision for Loan Losses
Our provision for loan losses for 2001 was $2.3 million as compared to $1.9 million for 2000 and approximately $2.0 million for 1999. While we sustained higher loan charge-off during 2001 as compared to our first three years in operation, our losses as a percent of average loans totaled 9 basis points. We determine the amount of the provision based on our judgment, after reviewing the risk characteristics of our loan portfolio, the industry’s and our historical loan loss experience, known and inherent risks included in both originated loans and our portfolio, and current economic conditions. We will continue to monitor our loan loss performance and adjust our loan loss reserve to more closely align to the reserve with our own history of loss experience. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest Income
Noninterest income totaled $3.7 million during 2001, as compared to $2.1 million in 2000, and $1.5 million for 1999. Service charges and fees increased by $768,000, or 67% during 2001 as compared to 2000 and reflect the significant growth in our customer base. Gain on sale of loans increased by $710,000 over the 2000 level, or almost 200%. This was a result of the favorable mortgage refinance environment due to the historically low long term interest rates. While longer term interest rates have increased during late 2001, residential home financing rates still remain relatively attractive as compared to historical levels of long term financing rates. Trust fees are, to a great extent, based on the underlying values of trust assets managed. Despite a generally downward trend in market valuation of securities during 2001, trust fees increased 24%, as compared to the prior year due to higher average levels of trust assets during the year. We began our Trust department in January of 1999. We believe trust fee income will continue to increase as the amount of trust assets under our management increases. The following table details major components of noninterest income for the years 2001, 2000 and 1999.

Noninterest Income
(Dollars in thousands)

                                                                     Year Ended December 31
                                                              ------------------------------------
                                                                2001         2000         1999
                                                              ------------------------------------
  Deposit service charges                                     $   1,912    $   1,144    $     661
  Net gains on sales of loans                                     1,071          361          624
  Trust fees                                                        659          531          228
  Other                                                              41           16           15
                                                              ------------------------------------
  Total noninterest income                                    $   3,683    $   2,052    $   1,528
                                                              ------------------------------------

Net Gains on the Sale of Residential Real Estate Mortgage Loans
(Dollars in thousands)

                                                                     Year Ended December 31
                                                              ------------------------------------
                                                                2001         2000         1999
                                                              ------------------------------------
Real estate mortgage loan originated for sale                 $ 135,615    $  47,007    $  54,715
Real estate mortgage loan sales                                 132,115       47,368       55,338
                                                              ------------------------------------
Net gains on the sale of real estate mortgage loans           $   1,071    $     361    $     623
                                                              ====================================
Net gains as a percent of real estate mortgage loan sales          0.81%         .76%        1.13%

We sell the majority of our fixed-rate obligations. We do not retain the servicing rights for real estate mortgages we sell.

Noninterest Expense
Noninterest expense totaled $15.5 million for 2001, as compared to $12.7 million for 2000, and $9.4 million for 1999. The main components of noninterest expense were salaries and benefits, and occupancy and equipment expense. These items comprised approximately 72% of noninterest expenses for 2001, as compared to 73% in 2000, and 74% for 1999. Increases in salary/benefit expense during 2001 reflect the addition of new lending staff, lending and operations support staff, as well as additional branch staff for new locations. Other expense increases are principally due to supporting our expanding customer base. These included advertising, data processing, legal and professional service fees, postage, and office supply expense. Expense increases during 2000 included the impact from five new branches we added in the last half of 1999. We also became fully taxable for the Michigan Single Business Tax during 2000, causing other operating expenses to increase by $231,000 compared to 1999 which did not include Single Business Tax expense. The following table details major components of noninterest expense for the years of 2001, 2000 and 1999.

Noninterest Expense
(Dollars in thousands)

                                                                     Year Ended December 31
                                                              -----------------------------------
                                                                2001         2000        1999
                                                              -----------------------------------

Salaries and employee benefits                                $   8,359    $   6,865   $   5,408
Occupancy and equipment                                           1,230        1,094         841
Furniture and equipment expense                                   1,580        1,244         777
Legal and professional fees                                         359          248         135
Advertising                                                         537          366         267
Supplies                                                            392          348         343
Data processing fees                                                715          561         401
Other operating expenses                                          2,371        1,946       1,268
                                                              -----------------------------------
Total noninterest expense                                     $  15,543    $  12,672   $   9,440
                                                              -----------------------------------

Liquidity and Capital Resources

Equity Capital.
We obtained our initial equity capital, in the amount of $8.2 million, as a result of a private placement on behalf of Macatawa Bank in November, 1997. We raised additional equity capital of $14.1 million in our initial public offering completed in April 1998. Due to our rapid growth, additional equity capital was required. In June 1999, we raised $14.6 million of equity capital net proceeds in an offering made to our shareholders. Substantially all of the proceeds of this offering were subsequently contributed to Macatawa Bank’s capital to support required regulatory capital levels. Our continuing asset growth required us to contribute an additional $8.0 million of capital to Macatawa Bank during 2000. The contributed capital came from our cash reserves, as well as from borrowings arranged to provide capital flexibility. The borrowings consisted of a $5.0 million credit facility secured from one of our correspondent banks in September 2000. The balance outstanding on this line of credit was $4.0 million at December 31, 2000.

During the second quarter of 2001, we completed a common stock offering, issuing 1,610,000 additional shares of common stock, resulting in net proceeds to us of $23.7 million after offering commissions and expenses. We used a portion of the proceeds from the capital offering to pay off our credit facility, as well as to contribute additional capital to Macatawa Bank to maintain regulatory capital levels. The remaining new capital is available for future growth.

The following table shows various capital ratios as of December 31, 2001.

Capital Resources

                                                     Tier 1    Tier 1   Total
                                                     Leverage  Capital  Risk-Based
                                                     Ratio     Ratio    Capital Ratio
                                                     --------------------------------
Minimum regulatory requirement for capital adequacy  4.0%      4.0%       8.0%
Well capitalized regulatory level                    5.0%      6.0%      10.0%
Consolidated                                        10.1%     11.6%      12.9%
Bank                                                 7.9%      9.1%      10.3%

The following table shows the amounts by which the our capital (on a consolidated basis) exceeds current regulatory requirements on a dollar amount basis at December 31, 2001:

Capital balances at December 31, 2001
(Dollar in thousands)

                                                                       Total
                                               Tier 1      Tier 1    Risk-Based
                                              Leverage    Capital     Capital
                                              ----------------------------------
Required regulatory capital                   $ 25,838    $ 22,587    $ 45,175
Capital in excess of regulatory minimums        39,676      42,927      27,398
                                              ----------------------------------
Actual capital balances                       $ 65,514    $ 65,514    $ 72,573
                                              ----------------------------------

On November 20, 2001, we entered into a definitive agreement to acquire Grand Bank Financial Corporation, a privately held bank holding company in Grand Rapids, Michigan, which owns Grand Bank. As of December 31, 2001, Grand Bank had total assets of approximately $263 million, deposits of approximately $222 million and shareholders’ equity of approximately $17 million. We expect to issue approximately 2,375,000 shares of our common stock to shareholders of Grand Bank Financial Corporation. The merger, which is expected to be completed in early April, 2002, will be a tax-free, stock-for-stock exchange accounted for as a purchase.

As of December 31, 2001, Grand Bank Financial Corporation and Grand Bank met all capital adequacy requirements to which they are subject. Grand Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. As of December 31, 2001, the Tier 1 capital ratios of Macatawa Bank Corporation and Macatawa Bank exceeded the respective Tier 1 capital ratios of Grand Bank Financial Corporation and Grand Bank. Following consummation of the merger, it is expected that the Tier 1 capital ratios of Macatawa Bank Corporation would be reduced, although Macatawa Bank Corporation, Macatawa Bank and Grand Bank would continue to meet all capital adequacy guidelines to which they are subject.

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. Our sources of liquidity include loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, our borrowings from the Federal Home Loan Bank, and our issuance of common stock. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

Market Risk Analysis

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of Macatawa Bank’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Macatawa Bank has only limited agricultural-related loan assets, and therefore has no significant exposure to changes in commodity prices. Therefore, our market risk exposure is mainly comprised of our sensitivity to interest rate risk. Our balance sheet has sensitivity, in various categories of assets and liabilities to changes in prevailing rates in the U.S. for prime rate, mortgage rates, U.S. Treasury rates and various money market indexes. Our asset/liability management process aids us in providing liquidity while maintaining a balance between interest earning assets and interest bearing liabilities.

We use two interest rate risk measurement techniques in our interest rate risk management. The first is static gap analysis. This measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates.

The following table illustrates our interest rate repricing gaps for selected maturity periods at December 31, 2001.

Static Gap Analysis
(Dollars in thousands)

                                      0 to 3 Months   4 to 12 Months  1 to 5 Years     Over 5 Years      Total
                                      ---------------------------------------------------------------------------
Assets:
Loans-fixed                             $    18,791     $     43,370    $   148,481     $     25,422    $ 236,064
Loans-variable                              281,299            1,654         22,982            3,694      309,629
Taxable securities                            3,022            3,097         42,396            6,772       55,287
Tax exempt securities                             -                -              -            9,029        9,029
Short term investments                          518                -              -                -          518
Fed funds sold                                4,000                -              -                -        4,000
Other securities                                  -                -              -            3,782        3,782
Loan loss reserve                                 -                -              -                -       (7,699)
Cash & due from banks                             -                -              -                -       29,680
Fixed assets                                      -                -              -                -       14,850
Other assets                                      -                -              -                -       15,063
                                      ---------------------------------------------------------------------------
Total assets                            $   307,616     $     48,121    $   213,859     $     48,699    $ 670,203

Liabilities:
Time deposits                           $    61,496     $     90,548    $    46,804     $        364    $ 199,587
Savings                                      18,397                -              -                -       18,397
Other interest bearing deposits             247,379                -              -                -      247,379
Other borrowings                              5,264            5,000         34,374           31,000       75,638
Noninterest bearing deposits                      -                -              -                -       60,829
Other liabilities & equity                        -                -              -                -       68,373
                                      ---------------------------------------------------------------------------
Total liabilities & equity              $   332,536     $     95,548    $    81,178     $     31,364    $ 670,203

Period gap                              $   (24,920)     $   (47,427)   $   132,681     $     17,335
Cumulative gap                          $   (24,920)     $   (72,347)    $   60,334     $     77,669
Cumulative gap/total assets                   -3.72%          -10.79%          9.00%           11.59%

The above table shows that total liabilities maturing or repricing within one year exceed assets maturing or repricing within one year by $72 million. However, the repricing and cash flows of various categories of assets and liabilities are subject to competitive and other influences that are beyond our control. Gap analysis also does not reflect the magnitude of interest rate changes on net interest income as a result of the various assets and liabilities shown as repriceable within twelve months. As a result, various assets and liabilities indicated above as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

The second interest rate risk measurement used is simulation analysis. We use a computer-based earnings simulation model to estimate the effects of various interest rate environments on the balance sheet structure and net interest income. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include repayment speeds on various loan and investment assets, cash flows and maturities of interest-sensitive assets, cash flows and maturities of interest-sensitive liabilities, and changes in market conditions impacting loan and deposit pricing. We also include pricing limiting parameters on discretionary priced liability products. These parameters reflect our pricing philosophy in response to changing interest rates.

In running the simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. This model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the Asset/Liability Committee which evaluates the results in conjunction with established interest rate risks parameters. The quarterly rate simulations are reported to the board of directors. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of our assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities.

The following table shows the suggested impact on net interest income over the next twelve months and Economic Value of Equity based on our balance sheet as of December 31, 2001.

Changes in Economic Value of Equity
And Net Interest Income
    (Dollars in thousands)

                                    Economic Value
                                      of Equity        Percent   Net Interest     Percent
                                        (EVE)          Change      Income         Change
                                    -----------------------------------------------------
Change in Interest Rates
200 basis point rise.......            $41,783        (14.00)%     $25,692         8.27%
100 basis point rise.......             45,517         (6.32)%      24,627         3.78%
Base-rate scenario.........             48,587                      23,730
100 basis point decline....             50,297          3.52%       22,657        (4.52)%
200 basis point decline....             50,924          4.81%       20,887       (11.98)%

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; and client preferences.

Recent Regulatory Developments
Recently enacted federal legislation (the Gramm-Leach-Bliley Act of 1999) eliminates many federal and state law barriers to affiliations among banks and other financial services providers. The legislation, which took effect March 11, 2000, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless they are well-capitalized, well-managed and maintain a rating under the Community Reinvestment Act of 1977 of at least satisfactory among all affiliates.

We have elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act, effective January 9, 2002. At the present time, we have no plans to engage in any of the expanded activities permitted under the new regulations.

Forward-Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words believe, expect, intend, anticipate, estimate, project, may or similar expressions. The presentation and discussion of the provision and allowance for loan losses, statements concerning future profitability or future growth or increases, are examples of inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Macatawa Bank Corporation
Zeeland, Michigan

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 25, 2002

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(Dollars in thousands)

                                                                         December 31,      December 31,
                                                                             2001              2000
                                                                             ----              ----
ASSETS
     Cash and due from banks                                            $       29,680   $        26,305
     Federal funds sold                                                          4,000                 0
     Short term investments                                                        518                 0
                                                                        --------------   ---------------
         Total cash and cash equivalents                                        34,198            26,305

     Securities available for sale, at fair value                               63,606            48,669
     Securities held to maturity (fair value 2001 - $649,
       2000 - $0)                                                                  710                 0
     Federal Home Loan Bank stock                                                3,782             2,550

     Loans held for sale                                                         4,571                 0

     Total loans                                                               545,693           410,676
     Allowance for loan losses                                                  (7,699)           (5,854)
                                                                        --------------   ---------------
                                                                               537,994           404,822

     Premises and equipment - net                                               14,850            12,264
     Accrued interest receivable                                                 3,247             3,271
     Other assets                                                                7,245             1,932
                                                                        --------------------------------

         Total assets                                                   $      670,203   $       499,813
                                                                        ==============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                            $       60,829   $        50,746
         Interest-bearing                                                      465,363           347,871
                                                                        --------------   ---------------
              Total                                                            526,192           398,617
     Federal Home Loan Bank advances                                            75,638            51,000
     Note payable                                                                    0             4,000
     Federal funds purchased                                                         0             6,200
     Accrued expenses and other liabilities                                      1,871             1,868
                                                                        --------------   ---------------
         Total liabilities                                                     603,701           461,685

Shareholders' equity
     Preferred stock, no par value, 500,000 shares
       authorized; no shares issued and outstanding
     Common stock, no par value, 9,500,000 shares
       authorized; 5,307,201 and 3,589,315 shares
       issued and outstanding at  December 31, 2001
       and 2000, respectively                                                    62,334            36,890
     Retained earnings                                                            3,180             1,137
     Accumulated other comprehensive income                                         988               101
                                                                         --------------   ---------------
         Total shareholders' equity                                              66,502            38,128
                                                                         --------------   ---------------

              Total liabilities and shareholders' equity                 $      670,203   $       499,813
                                                                         ==============   ===============

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
December 31, 2001 and 2000
(Dollars in thousands)

                                                                                      Years ended December 31,
                                                                                 2001           2000            1999
                                                                                 ----           ----            ----
Interest income
   Loans, including fees                                                     $    38,903     $    31,787    $    18,379
   Investments                                                                     3,782           2,551          1,621
                                                                             -----------     -----------    -----------
     Total interest income                                                        42,685          34,338         20,000

Interest expense
   Deposits                                                                       17,009          15,213          8,699
   Other                                                                           3,918           2,526            729
                                                                             -----------     -----------    -----------
     Total interest expense                                                       20,927          17,739          9,428
                                                                             -----------     -----------    -----------

Net interest income                                                               21,758          16,599         10,572

Provision for loan losses                                                          2,285           1,931          1,967
                                                                             -----------     -----------    -----------

Net interest income after provision for loan losses                               19,473          14,668          8,605

Noninterest income
   Service charges and fees                                                        1,912           1,144            661
   Gain on sales of loans                                                          1,071             361            623
   Trust fees                                                                        659             531            229
   Other                                                                              41              16             15
                                                                             -----------     -----------    -----------
     Total noninterest income                                                      3,683           2,052          1,528

Noninterest expense
   Salaries and benefits                                                           8,359           6,865          5,408
   Occupancy expense of premises                                                   1,230           1,094            841
   Furniture and equipment expense                                                 1,580           1,244            777
   Legal and professional fees                                                       359             248            135
   Advertising                                                                       537             366            267
   Supplies                                                                          392             348            343
   Data processing fees                                                              715             561            401
   Other expense                                                                   2,371           1,946          1,268
                                                                             -----------     -----------    -----------
     Total noninterest expenses                                                   15,543          12,672          9,440
                                                                             -----------     -----------    -----------

Income before income tax expense                                                   7,613           4,048            693

Income tax expense                                                                 2,497             699              0
                                                                             -----------     -----------    -----------

Net income                                                                   $     5,116     $     3,349    $       693
                                                                             ===========     ===========    ===========

Basic earnings per share                                                     $      1.12     $      0.91    $      0.22
                                                                             ===========     ===========    ===========

Diluted earnings per share                                                   $      1.11     $      0.90    $      0.22
                                                                             ===========     ===========    ===========

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
December 31, 2001 and 2000
(Dollars in thousands)

                                                                                           Accumulated
                                                                                              Other
                                                                             Retained     Comprehensive       Total
                                                               Common        Earnings        Income       Shareholders'
                                                                Stock        (Deficit)       (Loss)          Equity
                                                                -----         --------       ------          ------

Balance, January 1, 1999                                   $    22,261     $    (2,654)   $         5    $    19,612

Net income                                                                         693                           693

Other comprehensive income (loss):
    Net change in unrealized gain (loss)
      on securities available for sale, net
      of tax of $(207)                                                                           (401)          (401)
                                                                                                         -----------
       Comprehensive income                                                                                      292

Proceeds from sale of 1,153,440 shares of
  common stock                                                  14,622                                        14,622
                                                           -----------     -----------    -----------    -----------

Balance, December 31, 1999                                      36,883          (1,961)          (396)        34,526

Net income                                                                       3,349                         3,349

Other comprehensive income (loss):
    Net change in unrealized gain (loss)
      on securities available for sale, net
      of tax of $256                                                                              497            497
                                                                                                         -----------
       Comprehensive income                                                                                    3,846

Common stock issued upon exercise of
  stock options (750 shares)                                         7                                             7

Cash dividends at $.07 per share                                                  (251)                         (251)
                                                           -----------     -----------    -----------    -----------

Balance, December 31, 2000                                      36,890           1,137            101         38,128

Net income                                                                       5,116                         5,116

Other comprehensive income (loss):
    Net change in unrealized gain (loss)
      on securities available for sale, net
      of tax of $457                                                                              887            887
                                                                                                         -----------
       Comprehensive income                                                                                    6,003

Proceeds from sale of 1,610,000 shares of
  common stock, net of offering costs                           23,677                                        23,677

Issued 107,474 shares in payment of
  3% stock dividend                                              1,763          (1,766)                           (3)

Common stock issued upon exercise of
  stock options (412 shares)                                         4                                             4

Cash dividends at $.29 per share                                                (1,307)                       (1,307)
                                                           -----------     ------------   -----------    -----------

Balance, December 31, 2001                                 $    62,334     $     3,180    $       988    $    66,502
                                                           ===========     ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2001 and 2000
(Dollars in thousands)

                                                                                   Years ended December 31,
                                                                              2001           2000           1999
                                                                              ----           ----           ----
Cash flows from operating activities
   Net income                                                            $     5,116    $     3,349     $       693
   Adjustments to reconcile net income
     to net cash from operating activities
     Depreciation and amortization                                             1,473          1,232             737
     Provision for loan losses                                                 2,285          1,931           1,967
     Origination of loans for sale                                          (135,615)       (47,007)        (54,715)
     Proceeds from sales of loans originated for sale                        132,115         47,368          55,338
     Gain on sales of loans                                                   (1,071)          (362)           (623)
     Net change in
       Accrued interest receivable and other assets                           (5,289)        (3,010)         (1,107)
       Accrued expenses and other liabilities                                   (454)           810             583
                                                                         ------------   -----------     -----------
         Net cash from operating activities                                   (1,440)         4,311           2,873

Cash flows from investing activities
   Loan originations and payments, net                                      (135,457)      (125,373)       (147,494)
   Purchase of FHLB stock                                                     (1,232)          (238)         (2,312)
   Purchases of securities held to maturity                                     (710)             0               0
   Purchases of securities available for sale                                (46,690)       (19,598)        (16,879)
   Maturities of securities available for sale                                33,030              0          15,000
   Additions to premises and equipment                                        (3,992)        (3,534)         (3,610)
                                                                         -----------    -----------     -----------
     Net cash from investing activities                                     (155,051)      (148,743)       (155,295)

Cash flows from financing activities
   Net increase in deposits                                                  127,575        119,227         112,401
   Net increase (decrease) in short-term borrowings                           (6,200)         6,200          (2,000)
   Proceeds from note payable                                                      0          4,000               0
   Net increase (decrease) in note payable                                    (4,000)             0               0
   Proceeds from FHLB advances                                                35,166         56,000          51,000
   Repayments on FHLB advances                                               (10,528)       (35,000)        (21,000)
   Fractional shares purchased                                                    (3)             0               0
   Cash dividends paid                                                        (1,307)          (251)              0
   Proceeds from the issuance of common stock                                 23,681              7          14,622
                                                                         -----------    -----------     -----------
     Net cash from financing activities                                      164,384        150,183         155,023

Net change in cash and cash equivalents                                        7,893          5,751           2,601

Beginning cash and cash equivalents                                           26,305         20,554          17,953
                                                                         -----------    -----------     -----------

Ending cash and cash equivalents                                         $    34,198    $    26,305     $    20,554
                                                                         ===========    ===========     ===========

Supplemental disclosures of cash flow information
   Cash paid during the period for
     Interest                                                            $    20,984    $    17,100     $     9,213
     Income taxes                                                              3,178          1,975               0

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Macatawa Bank, and its wholly-owned subsidiary, Macatawa Bank Mortgage Inc., and Macatawa Bank Brokerage Services, after elimination of intercompany accounts and transactions.

Nature of Operations: Macatawa Bank Corporation (the “Company”) became the bank holding company for Macatawa Bank (the “Bank”) on February 23, 1998, when all of the Bank’s outstanding common stock (842,025 shares) was converted into all of the outstanding common stock of the Company (968,329 shares) and all of the Bank’s shareholders became all of the Company’s shareholders. The exchange ratio in the conversion was 1.15 shares of Company common stock for each share of Bank common stock. The Bank’s common stock had been issued to its shareholders as of November 7, 1997 as a result of a private offering of the Bank’s common stock at a price of $10 per share or a total of $8,175,000. As this was essentially an internal reorganization, the consolidated financial statements are presented by including operations of the Company and Bank for all periods presented. Further share and per share data has been adjusted for the conversion ratio of 1.15 shares of Company stock for one share of Bank stock.

Macatawa Bank Corporation is a regional, community-based financial institution, located in Zeeland, Michigan. The Bank’s primary services include accepting deposits and making commercial, mortgage and installment loans in the Michigan counties of Allegan, Ottawa and Kent. The Bank also operates a trust department, which provides fiduciary, investment and other related services. The Bank commenced its application process on May 21, 1997, completed its common stock sale on November 7, 1997 and opened for operations on November 25, 1997 after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space.

The Company completed an underwritten initial public offering of common stock on April 7, 1998, which resulted in net proceeds to the Company of $14.1 million. On April 30, 1999, the Company had another common stock offering and sold 1,188,043 shares, raising $14.6 million. The Company completed an additional common stock offering in July 2001 and sold 1,610,000 shares, raising $23.6 million.

The Company elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act, effective January 9, 2002. At the present time, the Company has no plans to engage in any of the expanded activities permitted under the new regulations.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

Concentration of Credit Risk: Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above. Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets. Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of the allowance for loan losses, and charge-offs. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Loans held for sale were $4,571,000 at December 31, 2001. There were no loans held for sale at December 31, 2000. Loans are sold servicing released, therefore no mortgage servicing right assets are established.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on known and inherent risks in the portfolio, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. The Bank held $66,000 in foreclosed assets at December 31, 2001 and no foreclosed assets at December 31, 2000.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted, using an option pricing model to estimate fair value.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for stock dividends, including the 3% stock dividend paid on May 4, 2001.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax.

Segment Reporting: The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies in western Michigan. These services include demand, time and savings deposits; lending; ATM processing; cash management; and trust services. While the Company’s management team monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. As a result of this new standard, the Company’s acquisition of Grand Bank Financial Corporation in 2002 will be accounted for using the purchase method of accounting.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – CASH AND DUE FROM BANKS

The Company was required to have $8,352,000 and $5,120,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2001 and 2000. These balances do not earn interest.

NOTE 3 – SECURITIES

The amortized cost and fair values of securities at year-end were as follows (dollars in thousands):

                                                                 Gross          Gross
                                                Amortized     Unrealized     Unrealized        Fair
                                                  Cost           Gains         Losses         Values
                                                  ----           -----         ------         ------

Available for Sale 2001
-----------------------
     U.S. Treasury securities and
       obligations of U.S. Government
       agencies                                $    53,875    $     1,412    $         0    $    55,287
     State and municipal bonds                       8,234            112            (27)         8,319
                                               -----------    -----------    -----------    -----------

                                               $    62,109    $     1,524    $       (27)   $    63,606
                                               ===========    ===========    ===========    ===========
Held to Maturity 2001
---------------------
     State and municipal bonds                 $       710    $         0    $       (61)   $       649
                                               ===========    ===========    ===========    ===========

Available for Sale 2000
-----------------------
     U.S. Treasury securities and
       obligations of U.S. Government
       agencies                                $    45,927    $       192    $      (128)   $    45,991
     State and municipal bonds                       2,588             90              0          2,678
                                               -----------    -----------    -----------    -----------

                                               $    48,515    $       282    $      (128)   $    48,669
                                               ===========    ===========    ===========    ===========

Contractual maturities of debt securities at December 31, 2001 were as follows (dollars in thousands):

                                       Held-to-Maturity Securities         Available-for-Sale Securities
                                       ---------------------------         -----------------------------
                                       Amortized            Fair           Amortized             Fair
                                         Cost               Value            Cost                Value
                                         ----               -----            ----                -----

Due in one year or less              $           0    $           0      $       5,994    $       6,119
Due from one to five years                       0                0             41,239           42,396
Due from five to ten years                     710              649              9,350            9,510
Due after ten years                              0                0              5,526            5,581
                                     -------------    -------------      -------------    -------------
                                     $         710    $         649      $      62,109    $      63,606
                                     =============    =============      =============    =============

There were no sales of securities for the years ended December 31, 2001, 2000 and 1999.

At December 31, 2001 and 2000, securities with a book value of approximately $1,000,000 were pledged as security for public deposits and for other purposes required or permitted by law. In addition, securities totaling $54,233,000 and $45,991,000 at December 31, 2001 and 2000 were used as collateral for advances from the Federal Home Loan Bank.

NOTE 4 – LOANS

Year-end loans were as follows (dollars in thousands):

                                                                          2001                2000
                                                                          ----                ----

                                Commercial                           $       403,421    $        293,541
                                Mortgage                                      67,655              60,823
                                Consumer                                      74,617              56,312
                                                                     ---------------    ----------------

                                                                     $       545,693    $        410,676
                                                                     ===============    ================

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                  2001           2000           1999
                                                                  ----           ----           ----

   Beginning balance                                         $     5,854    $     3,995     $     2,030
     Provision for loan losses                                     2,285          1,931           1,967
     Loans charged-off                                              (513)           (87)             (6)
     Recoveries                                                       73             15               4
                                                             -----------    -----------     -----------

   Ending balance                                            $     7,699    $     5,854     $     3,995
                                                             ===========    ===========     ===========

Impaired loans were as follows (dollars in thousands):

                                                                            2001               2000
                                                                            ----               ----
     Loans with no allocated allowance for
       for loan losses                                                 $        1,798    $          1,393
     Loans with allocated allowance for
       loan losses                                                              1,821                 231
                                                                       --------------    ----------------

                                                                       $        3,619    $          1,624
                                                                       ==============    ================

     Amount of the allowance for loan
       losses allocated                                                $          539    $             93

                                                                     2001           2000          1999
                                                                     ----           ----          ----

     Average of impaired loans during the period                 $     1,013   $       472    $         0
     Interest income recognized during impairment                         51            33              0
     Cash-basis interest income recognized                                62            27              0

NOTE 5 – PREMISES AND EQUIPMENT - NET

Year-end premises and equipment were as follows (dollars in thousands):

                                                               2001                2000
                                                               ----                ----

     Land                                                 $         3,819    $          1,859
     Building                                                       6,712               5,886
     Leasehold improvements                                         1,286               1,049
     Furniture and equipment                                        6,668               5,707
                                                          ---------------    ----------------
                                                                   18,485              14,501
     Less accumulated depreciation                                 (3,635)             (2,237)
                                                          ---------------    ----------------

                                                          $        14,850    $         12,264
                                                          ===============    ================

Depreciation expense was $1,406,000, $1,268,000 and $739,000 for each of the years ending December 31, 2001, 2000 and 1999.

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $311,000, $244,000 and $306,000 for each of the years ending December 31, 2001, 2000 and 1999. Future minimum rentals under noncancelable operating leases as of December 31, 2001 are as follows (dollars in thousands):

                  2002                                    $           275
                  2003                                                107
                  2004                                                 37
                  2005                                                  0
                  2006                                                  0
                                                          ---------------

                                                          $           419
                                                          ===============

NOTE 6 – DEPOSITS

Deposits at year-end are summarized as follows (dollars in thousands):

                                                               2001                2000
                                                               ----                ----

     Noninterest-bearing demand                           $        60,829    $         50,746
     Money market                                                 175,835             125,428
     NOW and Super NOW                                             71,544              56,973
     Savings                                                       18,397              10,549
     Certificates of deposit                                      199,587             154,921
                                                          ---------------    ----------------

                                                          $       526,192    $        398,617
                                                          ===============    ================

The following table depicts the maturity distribution of certificates of deposits at December 31, 2001 (dollars in thousands):

                  2002                                    $       152,358
                  2003                                             25,701
                  2004                                             18,935
                  2005                                              1,007
                  2006                                              1,162
                  Thereafter                                          424
                                                          ---------------
                                                          $       199,587
                                                          ===============

The Bank had approximately $100,504,000 and $83,855,000 in time certificates of deposit, which were in denominations of $100,000 or more at December 31, 2001 and 2000.

Brokered deposits totaled approximately $11,504,000 and $16,338,000 at December 31, 2001 and 2000. At December 31, 2001 and 2000, brokered deposits had interest rates ranging from 3.00% to 7.30% and 5.65% to 7.30%, respectively, and maturities ranging from one month to three years.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

                                                                      2001               2000
                                                                      ----               ----
     Maturities from February 2002 through December
      2010, fixed rate from 2.76% to 6.68%, averaging
      5.30% at December 31, 2001                                   $   75,638         $   51,000
                                                                   ==========         ==========

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by securities totaling $54,233,000 and $45,991,000 and first mortgage loans totaling $65,496,000 and $50,000,000 under a blanket lien arrangement at December 31, 2001 and 2000.

Maturities over the next five years are (dollars in thousands):

                  2002                                             $   10,264
                  2003                                                  7,000
                  2004                                                 13,374
                  2005                                                 14,000
                  2006                                                      0
                  Thereafter                                           31,000
                                                                   ----------
                                                                   $   75,638
                                                                   ==========

NOTE 8 – OTHER BORROWINGS

The Company secured a $5,000,000 credit facility during September 2000 to provide additional capital to maintain the Bank at or above the 8% required regulatory capital. This credit line was increased to $8,000,000 during March 2001. Maturity dates and interest rates on advances of this credit facility are as follows (dollars in thousands):

             Maturity Date             Interest Rate                  2001               2000
             -------------             -------------                  ----               ----

           January 26, 2001            8.15% (fixed)               $        0         $    3,000
           March 29, 2001              8.26% (fixed)                        0              1,000
                                                                   ----------         ----------

                                                                   $        0         $    4,000
                                                                   ==========         ==========

These borrowings were secured with 235,000 shares of common stock of Macatawa Bank.

NOTE 9 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

                                                                      2001               2000
                                                                      ----               ----

         Beginning balance                                         $   14,239         $    9,467
         New loans                                                      8,835             12,577
         Repayments                                                    (8,525)            (7,805)
         Effect of changes in related parties                            (334)                 0
                                                                   ----------         ----------

              Ending balance                                       $   14,215         $   14,239
                                                                   ==========         ==========

Deposits from principal officers, directors, and their affiliates at December 31, 2001 and 2000 were $5,482,000 and $5,397,000.

NOTE 10 – STOCK OPTIONS

Options to buy stock are granted to officers and employees under the Employee Stock Option Plan (the Employees' Plan), which provides for issue of up to 206,000 options. Options are also granted to directors under the Directors' Stock Option Plan (the Directors' Plan), which provides for issuance of up to 41,200 options. The exercise price is the market price at the date of grant for both plans. The maximum option term is ten years with options vesting over a one-year period for both the Employees' Plan and the Directors' Plan. A summary of the activity in the plans is as follows.

                                                                                     Weighted
                                                                                      Average
                                                                     Options         Exercise
                                                                   Outstanding         Price
                                                                   -----------         -----

     Balance at December 31, 1998                                      127,205          12.46
     Granted                                                            21,630          13.75
     Exercised                                                               0           0.00
     Forfeited                                                          (4,325)         14.04
                                                                   -----------       --------
     Balance at December 31, 1999                                      144,510          12.68
     Granted                                                            24,308          12.28
     Exercised                                                            (773)          9.71
     Forfeited                                                               0           0.00
                                                                   -----------       --------
     Balance at December 31, 2000                                      168,045          12.64
     Granted                                                            25,310          17.64
     Exercised                                                            (412)         10.00
     Forfeited                                                            (670)         11.35
                                                                   -----------       --------

     Balance at December 31, 2001                                      192,273       $  13.31
                                                                   ===========       ========

For the options outstanding at December 31, 2001, the range of exercise prices was $9.71 to $17.95 per share with a weighted average remaining contractual life of 7.37 years, respectively. At December 31, 2001, 166,963 options were exercisable at a weighted average price of $12.65 per share.

No compensation cost related to stock options was recognized during 2001, 2000 or 1999. Had compensation cost for stock options been measured using FASB Statement No. 123, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data). The pro forma effect may increase in the future if more options are granted.

                                                             2001          2000          1999
                                                             ----          ----          ----

   Net income as reported                                $    5,116    $    3,349    $      693
   Pro forma net income                                       5,080         3,280           346

   Basic earnings per share as reported                        1.12           .91           .22
   Pro forma basic earnings per share                          1.11           .89           .11

   Diluted earnings per share
     as reported                                               1.11           .90           .22
   Pro forma diluted earnings
     per share                                                 1.10           .88           .11

   Weighted-average fair value of options
     granted during the period                                 4.84          2.38          5.19

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                             2001          2000          1999
                                                             ----          ----          ----

     Risk-free interest rate                                 4.78%         5.26%         6.55%
     Expected option life                                  7 years       7 years       7 years
     Expected stock price volatility                        21.58%        26.87%        17.29%
     Dividend yield                                          1.79%         2.00%         0.00%

NOTE 11 – EMPLOYEE BENEFITS

The Company established a 401(k) plan in January 1999 covering substantially all employees. Employees may elect to contribute to the plan from 1% to 15% of their salary subject to statutory limitations. The Company makes matching contributions equal to 100% of the first 3% of employee contributions. The Company’s contribution for the years ended December 31, 2001 and 2000 were approximately $165,000 and $142,000.

The Company sponsors an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase Company stock on a quarterly basis. The Company has reserved 25,000 shares of common stock to be issued and purchased under the plan, however, the plan allows for shares to be purchased directly from the Company or on the open market.

NOTE 12 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share are as follows (dollars in thousands except per share data):

                                                           2001           2000            1999
                                                           ----           ----           ----
   Basic earnings per share
     Net income                                        $      5,116    $      3,349    $        693
                                                       ------------    ------------    ------------
     Weighted average common shares
       outstanding                                        4,574,594       3,696,347       3,194,965
                                                       ------------    ------------    ------------

     Basic earnings per share                          $       1.12    $       0.91    $       0.22
                                                       ============    ============    ============

   Diluted earnings per share
     Net income                                        $      5,116    $      3,349    $        693
                                                       ------------    ------------    ------------
     Weighted average common shares
       outstanding                                        4,574,594       3,696,347       3,194,965
     Add:  Dilutive effects of assumed
       exercises of stock options                            36,937          14,704          21,660
                                                       ------------    ------------    ------------
     Weighted average common and
       dilutive potential common
       shares outstanding                                 4,611,531       3,711,051       3,216,625
                                                       ------------    ------------    ------------

     Diluted earnings per share                        $       1.11    $       0.90    $       0.22
                                                       ============    ============    ============

Stock options for 23,250, 78,280 and 58,710 shares of common stock were not considered in computing diluted earnings per share for December 31, 2001, 2000 and 1999 because they were antidilutive.

NOTE 13 – FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows (dollars in thousands):

                                                           2001            2000           1999
                                                           ----            ----           ----

     Current                                           $      3,139    $      1,889    $        415
     Deferred benefit                                          (642)           (534)           (173)
     Change in valuation allowance                                0            (656)           (242)
                                                       ------------    ------------    ------------

                                                       $      2,497    $        699    $          0
                                                       ============    ============    ============

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows (dollars in thousands):

                                                           2001             2000           1999
                                                           ----             ----           ----

     Statutory rate applied to income before taxes     $      2,588    $      1,376    $        236
     Add (deduct)
         Tax-exempt interest income                             (90)            (24)             (3)
         Change in valuation allowance                            0            (656)           (242)
         Other                                                   (1)              3               9
                                                       ------------    ------------    ------------

                                                       $      2,497    $        699    $          0
                                                       ============    ============    ============

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities (dollars in thousands):

                                                                       2001               2000
                                                                       ----               ----
     Deferred tax asset
         Allowance for loan losses                                $        2,472    $         1,829
         Organization costs                                                   14                 14
         Other                                                                59                 16
                                                                  --------------    ---------------
                                                                           2,545              1,859
     Deferred tax liabilities
         Depreciation                                                       (338)              (297)
         Unrealized gain on securities available
           for sale                                                         (509)               (52)
         Accretion                                                           (16)               (13)
                                                                  --------------    ----------------
                                                                            (863)              (362)
                                                                  --------------    ---------------
     Net deferred tax asset before valuation
       allowance                                                            1,682              1,497
     Valuation allowance                                                        0                  0
                                                                   --------------    ---------------

     Net deferred tax asset after valuation
       allowance                                                   $        1,682    $         1,497
                                                                   ==============    ===============

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in the current and prior years which would be available to absorb the benefit, management has determined that no valuation allowance is required at December 31, 2001 or 2000 and that a valuation allowance of $655,830 was required at December 31, 1999.

NOTE 14– COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk was as follows (dollars in thousands):

                                                                               December 31,
                                                                         2001              2000
                                                                         ----              ----

     Commitments to make loans                                     $       83,272    $       53,068
     Unused lines of credit and letters of credit                         187,422           142,817

Approximately 40% of the Bank’s commitments to make loans are at fixed rates, offered at current market rates. The majority of the variable rate commitments noted above is tied to prime and expire within 30 days. The majority of the unused lines of credit are at variable rates tied to prime.

The Bank conducts substantially all of its business operations in western Michigan.

NOTE 15 – REGULATORY MATTERS

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

At December 31, 2001 and 2000, actual capital levels (dollars in thousands) and minimum required levels were:

                                                                                                    To Be Well
                                                                         Minimum Required        Capitalized Under
                                                                            For Capital          Prompt Corrective
                                                       Actual            Adequacy Purposes      Action Regulations
                                                       ------            -----------------      ------------------
                                                 Amount      Ratio      Amount       Ratio       Amount     Ratio
                                                 ------      -----      ------       -----       ------     -----
December 31, 2001
-----------------
   Total capital (to risk weighted assets)
     Consolidated                              $  72,573      12.9%    $   45,175    8.0%      $   56,468   10.0%
     Bank                                         58,264      10.3         45,159    8.0           56,449   10.0
   Tier 1 capital (to risk weighted assets)
     Consolidated                                 65,514      11.6         22,587    4.0           33,881    6.0
     Bank                                         51,208       9.1         22,579    4.0           33,869    6.0
   Tier 1 capital (to average assets)
     Consolidated                                 65,514      10.1         25,838    4.0           32,297    5.0
     Bank                                         51,208       7.9         25,830    4.0           32,287    5.0

December 31, 2000
-----------------
   Total capital (to risk weighted assets)
     Consolidated                              $  43,644      10.4%    $   33,698    8.0%      $   42,123   10.0%
     Bank                                         46,820      11.1         33,648    8.0           42,059   10.0
   Tier 1 capital (to risk weighted assets)
     Consolidated                                 38,379       9.1         16,849    4.0           25,274    6.0
     Bank                                         41,563       9.9         16,824    4.0           25,236    6.0
   Tier 1 capital (to average assets)
     Consolidated                                 38,379       8.2         18,630    4.0           23,288    5.0
     Bank                                         41,563       8.9         18,624    4.0           23,280    5.0

The Company and the Bank were categorized as well capitalized at December 31, 2001 and 2000.

Banking regulations limit capital distributions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2001 and 2000, approximately $1,815,000 and $3,434,000 was available to pay dividends to the holding company.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end (dollars in thousands).

                                                           2001                           2000
                                                           ----                           ----
                                                 Carrying         Fair          Carrying         Fair
                                                  Amount          Value          Amount          Value
                                                  ------          -----          ------          -----
     Financial assets
         Cash and cash equivalents            $     34,198   $     34,198    $     26,305   $     26,305
         Securities available for sale              63,606         63,606          48,669         48,669
         Securities held to maturity                   710            649               0              0
         Federal Home Loan Bank stock                3,782          3,782           2,550          2,550
         Loans held for sale                         4,571          4,571               0              0
         Loans, net                                537,994        542,169         404,822        399,463
         Accrued interest receivable                 3,247          3,247           3,271          3,271

     Financial liabilities
         Deposits                                 (526,192)      (528,249)       (398,617)      (398,755)
         Note payable                                    0              0          (4,000)        (4,000)
         Federal funds purchased                         0              0          (6,200)        (6,200)
         Federal Home Loan Bank
           advances                                (75,638)       (82,432)        (51,000)       (52,346)
         Accrued interest payable                   (1,266)        (1,266)         (1,327)        (1,327)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing.

NOTE 17 – GRAND BANK ACQUISITION

During the fourth quarter of 2001, the Company announced the signing of a definitive agreement to acquire Grand Bank Financial Corporation. Grand Bank Financial is the holding company for Grand Bank which is based in Grand Rapids, Michigan. As of September 30, 2001, Grand Bank Financial had total assets of $252 million, total deposits of $213 million, and total portfolio loans of $218 million. The transaction is subject to shareholder approval of both companies, as well as regulatory approvals. The merger is expected to be completed in the second quarter of 2002, at which time Grand Bank will become a wholly owned subsidiary of Macatawa Bank Corporation.

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

                               CONDENSED BALANCE SHEETS

                                                                2001            2000
                                                                ----            ----
ASSETS
   Cash and cash equivalents                                $     14,011    $        423
   Investment in subsidiaries                                     52,296          41,563
   Other assets                                                      196             145
                                                            ------------    ------------

      Total assets                                          $     66,503    $     42,131
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Other borrowings                                         $          0    $      4,000
   Other liabilities                                                   1               3
                                                            ------------    ------------
      Total liabilities                                                1           4,003

   Shareholders' equity
   Common stock                                                   62,334          36,890
   Retained earnings                                               3,180           1,137
   Accumulated other comprehensive income                            988             101
                                                            ------------    ------------
      Total shareholders' equity                                  66,502          38,128
                                                            ------------    ------------

          Total liabilities and shareholders' equity        $     66,503    $     42,131
                                                            ============    ============

                                  CONDENSED STATEMENTS OF INCOME

                                                               2001            2000            1999
                                                               ----            ----            ----
Income
  Dividends from subsidiaries                               $        625    $          0    $          0
                                                            ------------    ------------    ------------

Expenses
  Other operating expenses                                           387             231             142
                                                            ------------    ------------    ------------

Income (loss) before income tax and equity in
  undistributed net income of subsidiary                             238            (231)           (142)

Equity in undistributed net income
  of subsidiary                                                    4,746           3,434             835
                                                            ------------    ------------    ------------

Income before income tax                                           4,984           3,203             693

Federal income tax expense (benefit)                                (132)           (146)              0
                                                           -------------   -------------    ------------

Net income                                                 $       5,116   $       3,349    $        693
                                                           =============   =============    ============

                                     CONDENSED STATEMENTS OF CASH FLOWS

                                                                        2001            2000            1999
                                                                        ----            ----            ----
Cash flows from operating activities
   Net income                                                        $      5,116    $      3,349    $        693
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Equity in undistributed net income of subsidiary                     (4,746)         (3,434)           (835)
      Increase (decrease) in other assets                                     (51)           (146)              0
      Increase (decrease) in other liabilities                                 (2)              3               0
                                                                     ------------    ------------    ------------
         Net cash from operating activities                                   317            (228)           (142)

Cash flows from investing activities
   Investment in subsidiaries                                              (5,100)         (8,000)        (10,500)
                                                                     ------------    ------------    ------------
   Net cash from investing activities                                      (5,100)         (8,000)        (10,500)

Cash flows from financing activities
   Other borrowings                                                        (4,000)          4,000               0
   Proceeds from issuance of common stock                                  23,681               7          14,622
   Fractional shares purchased                                                 (3)              0               0
   Cash dividends paid                                                     (1,307)           (251)              0
                                                                     ------------    ------------ ---------------
   Net cash from financing activities                                      18,371           3,756          14,622

   Net change in cash and cash equivalents                                 13,588          (4,472)          3,980

   Cash and cash equivalents at beginning of year                             423           4,895             915
                                                                     ------------    ------------    ------------

   Cash and cash equivalents at end of year                          $     14,011    $        423    $      4,895
                                                                     ============    ============    ============

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                         Earnings Per Share
                                  Interest      Net Interest         Net                 ------------------
                                   Income          Income          Income             Basic        Fully Diluted
                                   ------          ------          ------             -----        -------------
                                  (Dollars in thousands except per share data)

2001
----
    First quarter             $      10,280    $       4,831   $       1,091      $     0.30       $    0.29
    Second quarter                   10,639            5,195           1,202            0.30            0.30
    Third quarter                    11,108            5,675           1,351            0.26            0.25
    Fourth quarter                   10,658            6,057           1,472            0.28            0.28
2000
----
    First quarter             $       7,106    $       3,537   $         527      $     0.14       $    0.14
    Second quarter                    8,368            4,079             823            0.23            0.23
    Third quarter                     9,026            4,318             947            0.25            0.25
    Fourth quarter                    9,838            4,665           1,052            0.29            0.28

Board of Directors of Macatawa Bank

Benj. A. Smith III (1.)
Chairman and CEO
Macatawa Bank Corporation President
Smith & Associates

Philip J. Koning (1.)
President and CEO Macatawa Bank

James L. Batts
Vice Chairman
Belfry Development Corporation

G. Thomas Boylan (1.)
President
Light Metals Corporation

Jessie F. Dalman
Former Representative Michigan
House of Representatives

Robert Den Herder (1.)
Business Consultant, Investor
Former President, Uniform Color Company

Wayne J. Elhart
President
Elhart Pontiac GMC Jeep
Vice President Elhart Dodge Nissan

James L. Jurries
President
Jurries Capital Management, Inc.

John F. Koetje (1.)
Partner
John F. Koetje and Associates

(1.) Also serve as director of Macatawa Bank Corporation	Bank Management Team

Philip J. Koning
President and Chief Executive Officer

Ray D. Tooker
Senior Vice President - Loan Administration

Steven L. Germond
Vice President - Chief Financial Officer

Richard D. Wieringa
Vice President - Commercial Loans

Vicki K. DenBoer
Vice President - Consumer Loans

Alan K. Yamaoka
Vice President - Mortgage Loans

Jill A. Walcott
Vice President - Branch Administration

Colette S. Neumann
Vice President - Controller and Operations

Linda Elenbaas
Vice President - Operations and Technology

Judith A. Swanson
Vice President - Human Resources

Sandy Tanis
Vice President- Trust Operations

Macatawa Bank Branch Locations
Allendale
6299 Lake Michigan Drive - 616.895.9892

Douglas
132 South Washington - 616.857.8398

Grandville
4471 Wilson Avenue SW - 616.531.2209

Hamilton
4758 136th Avenue - 616.751.2505

Holland
139 East 8th Street - 616.820.1320
701 Maple Avenue - 616.820.1330
489 Butternut Drive - 616.786.9555
699 East 16th Street - 616.393.8527
20 E. Lakewood Boulevard - 616.594.2100
Hudsonville
3526 Chicago Drive - 616.379.1375

Jenison
2020 Baldwin Street - 616.662.5419

Zeeland
51 East Main - 616.748.9491
41 North State Street - 616.748.9847

Wyoming
1760 44th Street SW, 2-B - 616.531.0051
Administrative Offices
348 South Waverly Road, 2-C
Holland - 616.820.1444

Trust Department
106 East 8th Street
Holland - 616.820.1350

Commercial Lending Center
348 South Waverly Road,
2-D Holland - 616.820.1438

Retail Lending Center
348 South Waverly Road,
2-A Holland - 616.393.0583

Quarterly Stock Price Information

The Company’s common stock has been quoted on the Nasdaq National Market since May 17, 2001. Previous to that, the stock was traded on the Nasdaq SmallCap Market. High and low sales prices (as reported on the Nasdaq Market) for each quarter for the years ended December 31, 2001 and 2000, are set forth in the table below. This information has been restated for the 3% stock dividend paid on May 4, 2001.

                                             2001                    2000
                                      ------------------------------------------
                                       High        Low         High        Low
                                      ------------------------------------------
Quarter
First Quarter                         $15.00      $13.50      $15.04      $12.74
Second Quarter                        $18.00      $14.07      $13.48      $11.17
Third Quarter                         $18.25      $15.93      $12.86      $10.32
Fourth Quarter                        $19.25      $15.75      $13.59      $10.68

On February 15, 2002 there were approximately 650 owners of record and, in addition, approximately 2,640 beneficial owners of the Company's common stock.

The Company declared its first cash dividend during the fourth quarter of 2000. The dividend amount was $.07 per share, and was paid December 29, 2000. Quarterly cash dividends totaling $.29 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001.

Shareholder Information
Administrative Offices
348 South Waverly Road
Holland, MI 49423
616-820-1444

Annual Meeting
Ridgepoint Community Church
340 104th Avenue
Holland, MI 49423
Date: April 18, 2002
Time: 10:00 a.m.

Investor Relations and Form 10-K
Questions regarding corporate earnings releases,
Financial information, and other investor
data should be addressed to:
Macatawa Bank
348 South Waverly Road
Holland, MI 49423
616-820-1435
Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572
1.800.368.5948
E-mail INFO@RTCO.COM
Internet WWW.RTCO.COM

General Counsel
Varnum, Riddering, Schmidt & Howlett LLP

Independent Auditor
Crowe, Chizek and Company LLP

Online Information
For the most current News releases
and Macatawa Bank
Corporation financial
reports and product
information, visit our Website at
www.macatawabank.com

Exhibit 21 - Subsidiaries of Registrant

Macatawa Bank - 100% owned
Incorporated as a Michigan Banking Corporation
51 E. Main Street
Zeeland, Michigan 49464

Macatawa Bank Mortgage Company
100% owned by Macatawa Bank
Incorporated as a Michigan corporation
348 South Waverly Road
Holland, Michigan 49423

Macatawa Bank Brokerage Services, Inc.
100% owned by Macatawa Bank
Incorporated as a Michigan corporation
348 South Waverly Road
Holland, Michigan 49423

EXHIBIT 23

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-53593, File No. 333-53595 and File No. 333-94207) of our report dated January 25, 2002, on our audit of the Macatawa Bank Corporation consolidated financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, which report is included in this Annual Report on Form 10-K.

/s/ Crowe, Chizek and Company LLP

Grand Rapids, Michigan
March 6, 2002