Form 10-Q
period 2002-03-31
MACATAWA BANK CORP
filed 2002-05-15
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
Yes    X       No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,685,945 shares of the Company’s Common Stock (no par value) were outstanding as of April 29, 2002.

INDEX

Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements.............................................................
Notes to Consolidated Financial Statements..............................................

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations..........................................

Item 3.
Quantitative and Qualitative Disclosures
	About Market Risk.....................................................................................	3 7 13 18
Part II.	Other Information:
Item 1.
Legal Proceedings........................................................................................

Item 2.
Changes in Securities and Use of Proceeds.................................................

Item 3.
Defaults Upon Senior Securities.................................................................

Item 4.
Submission of Matters to a Vote of Security Holders................................

Item 5.
Other Information.......................................................................................

Item 6.
	Exhibits and Reports on Form 8-K.............................................................	21 21 21 21 21 21
Signatures	.....................................................................................................................	22

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 (unaudited) and December 31, 2001

                                                                        March 31,           December 31,
(dollars in thousands except share data)                                   2002                 2001
                                                                         --------             --------
                                                                        (unaudited)
ASSETS
   Cash and due from banks.......................................          $ 25,226            $ 29,680
   Federal funds sold............................................             2,500               4,000
   Short-term investments........................................               ---                 518
                                                                           --------            --------
      Cash and cash equivalents..................................            27,726              34,198

   Securities available for sale.................................            68,823              63,606
   Securities held to maturity...................................               710                 710
   Federal Home Loan Bank stock..................................             3,782               3,782
   Loans held for sale...........................................               942               4,571

   Total loans...................................................           592,651             545,693
   Allowance for loan losses.....................................            (8,174)             (7,699)
                                                                           --------            --------
                                                                            584,477             537,994

   Premises and equipment - net..................................            16,181              14,850
   Accrued interest receivable...................................             3,432               3,247
   Other assets..................................................             2,450               7,245
                                                                           --------            --------

        Total assets.............................................          $708,523            $670,203
                                                                           ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
      Noninterest-bearing........................................          $ 63,295            $ 60,829
      Interest-bearing...........................................           498,569             465,363
                                                                           --------            --------
         Total...................................................           561,864             526,192

   Federal Home Loan Bank advances...............................            75,312              75,638
   Accrued expenses and other liabilities........................             4,167               1,871
                                                                           --------            --------
         Total liabilities.......................................           641,343             603,701

   Shareholders' equity
      Preferred stock, no par value, 500,000 shares
        Authorized; no shares issued and outstanding
      Common stock, no par value, 20,000,000 shares
        Authorized; 5,521,236 shares and 5,308,881
        issued and outstanding as of March 31, 2002
        and December 31, 2001, respectively......................            66,625              62,334
      Retained earnings..........................................                --               3,180
      Accumulated other comprehensive income.....................               555                 988
                                                                           --------            --------
        Total shareholders' equity...............................            67,180              66,502
                                                                           --------            --------

        Total liabilities and shareholders' equity...............          $708,523            $670,203
                                                                           ========            ========

See accompanying notes to condensed consolidated financial statements

MACATAWA BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2002 and March 31, 2001
(Unaudited)

                                                                     Three Months          Three Months
(dollars in thousands except per share data)                             Ended                 Ended
                                                                    March 31, 2002        March 31, 2001
                                                                    --------------        --------------
Interest income
   Loans, including fees.....................................             $ 9,560               $ 9,482
   Securities................................................                 962                   798
                                                                          -------               -------
      Total interest income..................................              10,522                10,280

Interest expense
   Deposits..................................................               3,353                 4,446
   Other.....................................................               1,012                 1,003
                                                                          -------               -------
      Total interest expense.................................               4,365                 5,449

Net interest income..........................................                6,157                4,831

Provision for loan losses....................................                 705                   522
                                                                          -------               -------

Net interest income after
  provision for loan losses..................................               5,452                 4,309

Noninterest income
   Service charges on deposit accounts.......................                 456                   314
   Gain on sale of loans.....................................                 212                   266
   Trust fees................................................                 163                   180
   Other.....................................................                 139                    68
                                                                          -------               -------
      Total noninterest income...............................                 970                   828

Noninterest expense
   Salaries and benefits.....................................               2,160                 1,866
   Occupancy expense of premises.............................                 354                   295
   Furniture and equipment expense...........................                 436                   367
   Legal and professional fees...............................                 126                    66
   Advertising...............................................                 116                   124
   Data processing...........................................                 137                   102
   Other expense.............................................                 849                   680
                                                                          -------               -------
      Total noninterest expenses.............................               4,178                 3,500
                                                                          -------               -------

Income before income tax expense.............................               2,244                 1,637

Income tax expense...........................................                 730                   546
                                                                          -------               -------

Net income...................................................             $ 1,514               $ 1,091
                                                                          =======               =======

Comprehensive income                                                      $ 1,081               $ 1,461
                                                                          =======               =======

Basic earnings per share.....................................               $0.27                 $0.29
Diluted earnings per share...................................               $0.27                 $0.28

See accompanying notes to condensed consolidated financial statements

MACATAWA BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2002 and March 31, 2001
(Unaudited)

                                                                           Accumulated
(dollars in thousands)                                                        Other            Total
                                               Common       Retained      Comprehensive    Shareholders'
                                               Stock        Earnings         Income            Equity
                                             ---------      --------         ------        ------------

Balance, January 1, 2001.................      $36,890          $1,137         $ 101            $38,128

Net income for three months ended
   March 31, 2001........................                        1,091                            1,091

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities.                                        370                370
                                                                                                -------
        Comprehensive income.............                                                         1,461

Issued 111,773 shares in payment
   of 3% stock dividend..................        1,763          (1,766)
                                                                                                     (3)
Cash dividends at $.07 per share.........                         (251)                            (251)
                                               -------          ------         -----            -------

Balance, March 31, 2001..................      $38,653          $  211         $ 471            $39,335
                                               =======          ======         =====            =======

                                                                           Accumulated
                                                                              Other            Total
                                               Common       Retained      Comprehensive    Shareholders'
                                               Stock        Earnings          Income           Equity
                                             ---------      --------          ------       ------------

Balance, January 1, 2002.................      $62,334          $3,180         $ 988            $66,502

Net income for three months ended
   March 31, 2002........................                        1,514                            1,514

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities.                                       (433)              (433)
                                                                                                -------
        Comprehensive income.............                                                         1,081

Proceeds from exercise of stock options..           21                                               21

Issued 212,355 shares in payment
   of 4% stock dividend..................        4,270          (4,270)
Cash dividends at $.08 per share.........                         (424)                            (424)
                                               -------          ------         -----            -------

Balance, March 31, 2002..................      $66,625          $   --         $ 555            $67,180
                                               =======          ======         =====            =======

See accompanying notes to condensed consolidated financial statements

MACATAWA BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Month Periods Ended March 31, 2002
and March 31, 2001
(Unaudited)

                                                                             Three Months             Three Months
(dollars in thousands)                                                          Ended                    Ended
                                                                            March 31, 2002           March 31, 2001
                                                                            --------------           --------------

Cash flows from operating activities
   Net income........................................................            $ 1,514                 $ 1,091
   Adjustments to reconcile net income to net
      cash from operating activities:
         Depreciation and amortization...............................                398                     313
         Provision for loan losses...................................                705                     522
         Net change in:
            Accrued interest receivables and other assets............              4,609                    (272)
             Accrued expenses and other liabilities...................             2,520                   1,561
                                                                                 -------                 -------
               Net cash from operating activities....................              9,746                   3,215

Cash flows from investing activities
   Net increase in loans.............................................            (43,559)                (27,913)
   Purchase of Federal Home Loan Bank Stock..........................                 ---                   (579)
   Purchases of securities available for sale........................            (10,882)                (17,580)
   Proceeds from maturities and calls of securities available for sale             5,000                  15,000
   Additions to premises and equipment...............................             (1,720)                   (175)
                                                                                 -------                 -------
        Net cash from investing activities...........................            (51,161)                (31,247)

Cash flows from financing activities
   Net increase in deposits..........................................              35,672                 20,095
   Net increase in short term borrowings.............................                 ---                 (6,200)
   Proceeds from Federal Home Loan Bank advances.....................               5,264                 16,852
   Repayments of Federal Home Loan Bank advances.....................              (5,590)                (5,264)
   Cash dividends paid...............................................                (424)                  (251)
   Proceeds from sale of stock.......................................                  21                    ---
                                                                                 --------                -------
        Net cash from financing activities...........................              34,943                 25,232

Net change in cash and cash equivalents..............................              (6,472)                (2,800)

Cash and cash equivalents at beginning of period.....................              34,198                 26,305
                                                                                 --------                -------

Cash and cash equivalents at end of period...........................             $27,726                $23,505
                                                                                  =======                =======

Supplemental disclosures of cash flow information
       Cash paid during the period for:
         Interest....................................................              $4,394                 $5,078
         Income taxes................................................                 ---                    ---

See accompanying notes to condensed consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2001 Annual Report containing financial statements for the year ended December 31, 2001.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 4% stock dividend distributed on May 8, 2002, and the 3% stock dividend distributed on May 4, 2001. The Statement of Changes in Shareholders’ Equity reflects the change in retained earnings and common stock for the value of the dividends paid.

NOTE 2 PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Macatawa Bank (the “Bank”) and macatawa Bank Brokerage Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 NEW ACCOUNTING PRONOUNCEMENTS

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company was not material.

NOTE 4 GRAND BANK ACQUISITION

During the fourth quarter of 2001, the Company announced the signing of a definitive agreement to acquire Grand Bank Financial Corporation. Grand Bank Financial is the holding company for Grand Bank which is based in Grand Rapids, Michigan. As of March 31, 2002, Grand Bank Financial had total assets of $287 million, total deposits of $244 million, and total portfolio loans of $244 million. The acquisition of Grand Bank will accelerate our growth in the Grand Rapids market, which is the second largest banking market in the state of Michigan.

The acquisition was valued at approximately $41 million, based on the closing price of $16.75 per share of Macatawa Bank Corporation stock at November 20, 2001, the date of the definitive merger agreement, and the new shares of stock to be issued in exchange for all of the outstanding shares and stock options of Grand Bank Financial Corporation. The transaction received shareholder approval of both companies, as well as regulatory approvals during the first quarter 2001. The merger became effective April 1, 2002, at which time Grand Bank became a wholly owned subsidiary of Macatawa Bank Corporation.

The transaction was accounted for using Purchase accounting as directed under SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangibles”. The final allocation of the purchase price to goodwill and intangible assets is being determined. Any subsequent impairment is required to be reflected in the income statement at such time. For additional information and proforma financial statements, please refer to Form 8-K reporting the transaction which was filed with the SEC by the Company on April 11,2002.

NOTE 5 EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters ended March 31, 2002 and March 31, 2001 are as follows (dollars in thousands except per share data):

                                                                   Three Months         Three Months
                                                                       Ended                Ended
                                                                  March 31, 2002       March 31, 2001
                                                                  --------------       --------------

Basic earnings per share
   Net income.............................................              $1,514               $1,091
                                                                        ------               ------
   Weighted average common
      Shares outstanding..................................           5,520,703            3,844,874
                                                                     ---------            ---------

   Basic earnings per share...............................               $0.27                $0.29
                                                                     =========            =========

Diluted earnings per share
   Net income.............................................              $1,514               $1,091
                                                                        ------               ------
   Weighted average common
      Shares outstanding..................................           5,520,703            3,844,874
   Add:  Dilutive effects of assumed
      Exercise of stock options...........................              65,648               23,978
                                                                     ---------            ---------

   Weighted average common and
      Dilutive potential common
      Shares outstanding..................................           5,586,351            3,868,852
                                                                     ---------            ---------

      Diluted earnings per share..........................               $0.27                $0.28
                                                                     =========            =========

There were no antidilutive shares for the quarter ended March 31, 2002. Stock options for 69,628 shares of common stock were not considered in computing diluted earnings per share for the quarter ended March 31, 2001 because they were antidilutive.

MACATAWA BANK CORORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 SECURITIES

The amortized cost and fair values of securities available for sale were as follows (in thousands):

                                                               Gross           Gross
                                              Amortized     Unrealized       Unrealized
                                                 Cost          Gains           Losses        Fair Values
                                              ----------    -----------     ------------     -----------
March 31, 2002 (unaudited)
--------------------------
Available for sale:
  U.S. Treasury securities and obligations
     of U. S. Government agencies.........       $57,866         $ 780          $  (92)          $58,554
  State and municipal bonds...............        10,116           162              (9)           10,269
                                                 -------         -----          -------          -------
                                                 $67,982         $ 942          $ (101)          $68,823
                                                 =======         =====          =======          =======

Held to maturity:
  State and municipal bonds                      $   710           ---          $  (55)          $   655
                                                 =======                        =======          =======

                                                               Gross           Gross
                                              Amortized     Unrealized       Unrealized
                                                 Cost          Gains           Losses        Fair Values
                                              ----------    -----------     ------------     -----------
December 31, 2001
-----------------
Available for sale:
  U. S. Treasury securities and obligations
     of U. S. Government agencies..........      $53,875        $1,412          $  ---           $55,287
  State and municipal bonds................        8,234           112             (27)            8,319
                                                 -------        ------          -------          -------
                                                 $62,109        $1,524          $  (27)          $63,606
                                                 =======        ======          =======          =======

Held to maturity:
  State and municipal bonds                      $   710           ---          $  (61)          $   649
                                                 =======                        =======          =======

Contractual maturities of debt securities at March 31, 2002 (unaudited) were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Held to Maturity Securities            Available for Sale Securities
                                Amortized Cost       Fair Values        Amortized Cost       Fair Values
                                --------------       -----------        --------------       -----------
Due from one to five years...              --                 --              $48,787            $49,473
Due from five to ten years...           $ 710              $ 655               12,232             12,291
Due after ten years..........              --                 --                6,963              7,059
                                        -----              -----              -------            -------
   Total                                $ 710              $ 655              $67,982            $68,823
                                        =====              =====              =======            =======

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 7 – LOANS

Loans were as follows (in thousands):

                                                                     March 31,            December 31,
                                                                       2002                   2001
                                                                   ------------            ----------
                                                                    (unaudited)
     Commercial.............................................          $439,730               $403,421
     Mortgage...............................................            71,943                 67,655
     Consumer...............................................            80,978                 74,617
                                                                      --------               --------
                                                                       592,651                545,693
     Allowance for loan losses..............................            (8,174)                (7,699)
                                                                      --------               --------
                                                                      $584,477               $537,994
                                                                      ========               ========

Activity in the allowance for loan losses was as follows (in thousands):

                                                              Three months ended      Three months ended
                                                                March 31, 2002          March 31, 2001
                                                                --------------          --------------
                                                                 (unaudited)             (unaudited)
     Balance at beginning of period......                             $7,699                  $5,854
       Provision for loan losses.........                                705                     522
       Charge-offs.......................                               (377)                   (144)
       Recoveries........................                                147                      11
                                                                      ------                  ------
     Balance at end of period............                             $8,174                  $6,243
                                                                      ======                  ======

NOTE 8 – DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                     March 31,            December 31,
                                                                       2002                   2001
                                                                   ------------            ----------
                                                                    (unaudited)
Noninterest-bearing demand deposit accounts.................         $ 63,295                $ 60,829
Money market accounts.......................................          177,654                 175,835
NOW and Super NOW accounts..................................           71,400                  71,544
Savings accounts............................................           21,253                  18,397
Certificates of deposit.....................................          228,262                 199,587
                                                                      -------                 -------
                                                                     $561,864                $526,192
                                                                      =======                 =======

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):
                                                                     March 31,            December 31,
                                                                         2002                 2001
                                                                   ------------            ----------
Maturities from April 2002 through                                  (unaudited)
    December 2010, fixed rates from 2.76% to
    6.68%, averaging 5.22%...........................                   $75,312              $75,638
                                                                        =======              =======

Each advance is payable at its maturity date, with a prepayment penalty. These advances were collateralized by securities totaling $55,515,000 and $54,233,000 at March 31, 2002 and December 31, 2001, and first mortgage loans totaling $67,831,000 and $65,496,000 under a blanket lien arrangement at March 31, 2002 and December 31, 2001, respectively.

Maturities as of March 31, 2002 were as follows (in thousands):

                             2002...................               $ 5,000
                             2003...................                 7,000
                             2004...................                18,312
                             2005...................                14,000
                             2009...................                 5,000
                             2010...................                26,000
                                                                   -------

                                                                   $75,312
                                                                   =======

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 10 – REGULATORY MATTERS

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

At March 31, 2002 and December 31, 2001, actual capital levels and minimum required levels for the Company and the Bank were (in thousands):

                                                                           Minimum Required       Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                        Actual             Adequacy Purposes     Action Regulations
                                                        ------             -----------------     ------------------
                                                   Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                   ------       -----      ------      -----      ------      -----
March 31, 2002 (unaudited)
--------------
Total capital (to risk weighted assets)
   Consolidated.............................         $74,213    12.2%        $48,563     8.0%       $60,704    10.0%
   Bank.....................................          60,371    10.0          48,190     8.0         60,238    10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................          66,625    11.0          24,282     4.0         36,423     6.0
   Bank.....................................          52,841     8.8          24,095     4.0         36,143     6.0
Tier 1 capital (to average assets)
   Consolidated.............................          66,625     9.6          27,693     4.0         34,616     5.0
   Bank.....................................          52,841     7.7          27,609     4.0         34,512     5.0

December 31, 2001
-----------------
Total capital (to risk weighted assets)
   Consolidated.............................         $72,573    12.9%         $45,175    8.0%       $56,468    10.0%
   Bank.....................................          58,264    10.3           45,159    8.0         56,449    10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................          65,514    11.6           22,587    4.0         33,881     6.0
   Bank.....................................          51,208     9.1           22,579    4.0         33,869     6.0
Tier 1 capital (to average assets)
   Consolidated.............................          65,514    10.1           25,838    4.0         32,297     5.0
   Bank.....................................          51,208     7.9           25,830    4.0         32,287     5.0

The Company and the Bank were categorized as well capitalized at March 31, 2002 and year-end 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and is the bank holding company for two wholly owned banking subsidiaries, Macatawa Bank and Grand Bank, as well as Macatawa Bank Brokerage Services. Grand Bank became a wholly-owned subsidiary effective April 1, 2002 as the result of completing the previously announced acquisition, and it’s results are appropriately not included in the first quarter financial statements. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank is a de novo bank which commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operates from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC). At March 31, 2002, Macatawa Bank operated fourteen branch banking offices and three lending and operational service facilities. Effective with the completion of the acquisition of Grand Bank on April 1, 2002, and the opening of a new branch location in Byron Center on April 4, 2002, we now operate through 16 full service branch locations. Both Macatawa Bank and Grand Bank are Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation. Through our two wholly owned banks, we provide a full range of commercial and consumer banking, and trust services through our network of 16 full service branches located in communities in Kent County, Ottawa County, and northern Allegan County, Michigan.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November 1997. We first became profitable in 1999 with net income for that year of $693 thousand. Net income for the year ended December 31, 2000 and 2001 was $3.3 million and $5.1 million, respectively. We completed an underwritten initial public offering of common stock on April 7, 1998, resulting in net proceeds of $14.1 million. Prior to that offering, we raised $8.2 million in a private offering for the initial capitalization of Macatawa Bank. In June 1999, we completed an offering of common stock to our shareholders resulting in net proceeds of $14.6 million. In June of 2001 we completed an underwritten public offering of 1,610,000 shares of our common stock at an offering price of $16.00 per share, resulting in net proceeds of $23.7 million after underwriting commissions and expenses. In conjunction with the acquisition of GBFC, which became effective April 1, 2002, we issued 2,377,000 shares of stock in exchange for all of the outstanding stock of Grand Bank Financial Corporation.

Financial Condition

Our total assets were $708.5 million at March 31, 2002, an increase of $38.3 million, or 6%, as compared to $670.2 million at December 31, 2001. We believe the continued strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks. The asset growth was primarily in earning assets of loans and securities, but also included increased premises and equipment.

Our cash and cash equivalents, which include federal funds sold and short-term investments, decreased $6.5 million to $27.7 million at March 31, 2002, from $34.2 million at December 31, 2001. The decrease was primarily attributable to a reduction in cash balances carried at correspondent banks that we use to process customer checks clearing through other banks across the country.

Securities available for sale totaled $68.8 million at March 31, 2002, an increase of $5.2 million from $63.6 million at December 31, 2001. The increase was the result of purchasing additional securities as a means of strengthening our liquidity. We expect continued growth of our securities portfolio generally consistent with growth of our company in order to maintain appropriate levels of liquidity.

Our total portfolio loans at March 31, 2002 were $592.7 million, an increase of $47.0 million, or 9%, as compared to December 31, 2001. Commercial and commercial real estate loans increased $36.3 million to $439.7 million at March 31, 2002, from $403.4 million at December 31, 2001, an increase of 9%. Commercial and commercial real estate loans accounted for approximately 74% of the Bank’s total loan portfolio at both March 31, 2002 and December 31, 2001. Consumer loans comprised 14% of the portfolio, while residential mortgage loans were 12% of total loans at March 31, 2002.

The allowance for loan losses as of March 31, 2002 was $8.2 million, or 1.38% of total portfolio loans, compared to $7.7 million, or 1.41% of total loans at December 31, 2001. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, formula allowance for graded loans, and allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount may be determined by a method prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our loss experience, the banking industry’s historical loan loss experience, and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the analysis date.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for determining an adequate allowance for these pools of loans, we use historical loss trends based on industry experience and peers. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans.

The allowance allocation for commercial loans increased by $487 thousand from December 31, 2001 to March 31, 2002. This increase was the result of an increase in specific allocation of $261 thousand and formula allowance increase of $226 thousand. The increase in formula allowance was as a result of the strong growth in loans outstanding from year-end.

Net charge-offs for the first three months of 2002 totaled $230 thousand, as compared to $133 thousand for the same period in 2001. While our net charge-off experience was higher during the current year, this represented only 0.16%, on an annualized basis, of average loans, as compared to 0.13% for the fourth quarter of 2001. Our credit losses on loans continue to be low, however we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and potential economic weakness, in our judgment, we have provided adequate reserves for loan losses. However, there can be no assurance that the allowance for losses on loans will be adequate to cover all losses. We anticipate net charge-off’s to continue at levels consistent with the first quarter for the balance of the year due to the overall weakness in the economy, as well as delinquency trends in our commercial loan portfolio.

Premises and equipment totaled $16.2 million at March 31, 2002, an increase of $1.3 million from December 31, 2001. The increase resulted from construction costs incurred with construction underway for the company’s new headquarters building, as well as two new branch locations. The new headquarters location will allow us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. We expect the new headquarters facility to be completed by March of 2003. The new branch sites will allow us to replace a leased storefront branch site in Wyoming with a full service branch with drive-up capability, as well as add a full service branch in a leased location in Byron Center. The Byron Center branch opened for service in early April, while the relocated Wyoming branch facility is expected to begin operations by November 2002.

Other assets at March 31, 2002 totaled $2.5 million, as compared to $7.2 million at December 31, 2001. The decrease was related to the termination of a $5 million single premium life insurance arrangement which we had entered into during December of 2001. We subsequently terminated the arrangement and the premium was returned to us.

Total deposits increased $35.7 million, or 7%, to $561.9 million at March 31, 2002, as compared to $526.2 million at December 31, 2001. We believe the increase in deposits was substantially a result of deposits from new customers. Net new deposit account openings increased 30% as compared to the fourth quarter 2001, which had marked a two year quarterly low in net account openings. We continue to anticipate strong deposit growth based on our focus on quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through the expansion of our branch network.

Our borrowed funds, consisting of Federal Home Loan Bank Advances and Federal Funds Purchased totaled $75.3 million at March 31, 2002, essentially unchanged as compared to $75.6 million at December 31, 2001. We use FHLB Advances as an additional funding source to support asset growth. Federal funds purchased provide short-term funding and daily liquidity to help settle our daily cash letter position with our correspondent banks.

Accrued expenses and other liabilities increased by $2.3 million and totaled $4.2 million at March 31, 2002, as compared to $1.9 million at year-end 2001. The increase is related to a commitment to purchase a security which had not settled at quarter-end. The security purchased is included in the totals of securities available for sale.

Merger Impact On Balance Sheet

The acquisition of Grand Bank Financial Corporation became effective April 1, 2002, resulting in Grand Bank becoming a wholly-owned subsidiary. Based on the proforma financials included with Form 8-K filed with the SEC on April 11, 2002, reporting the transaction, combined total assets after the acquisition would have been approximately $961 million as December 31, 2001. Proforma total loans would have been $769 million, and proforma total deposits would have been $750 million, as of December 31, 2001.

The acquisition of Grand Bank was accounted for using the purchase method of accounting. As a result, certain purchase accounting adjustments were required to record the acquired assets and liabilities at market value. The value of the purchase accounting adjustments totaled a net $152,000, and will be amortized over the respective lives of the varying assets or liabilities.

Based on SFAS 142, “Goodwill and Other Intangible Assets”, we have recorded intangible assets for the estimated value of core deposit accounts and trust customer accounts acquired in the acquisition. The intangible values represent the present value of the estimated net revenue streams attributed to the respective intangibles. The intangible assets acquired are valued using certain assumptions for alternative cost of funds, lives of respective core deposits or trust customers, discount rates and other applicable assumptions. The total of both core deposit intangibles and trust customer intangibles totaled $3.7 million, and will be amortized on an accelerated basis over 10 years. Amortization of intangibles during the remainder of 2002 is estimated to be approximately $392 thousand on a pre-tax basis. These are estimates and subject to change as we finalize our purchase accounting adjustments during the second quarter 2002.

The balance of the acquisition price in excess of the fair market value of assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $19.7 million. Under SFAS 142, goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss is required to be recorded for the value equal to the excess of the asset’s carrying value over its fair value.

Results of Operations

Net income for the quarter ended March 31, 2002, was $1.51 million, an increase of $423 thousand or 39%, over the first quarter 2001. Diluted earnings per share were $.27 compared to $.28 for the prior year period. The earnings per share reflects the impact of a 44% increase in the number of shares outstanding from last year. The increase in stock outstanding resulted from the sale of an additional 1,610,000 million shares last June in order to provide required additional capital to support our asset growth. The resulting increased capital and number of shares of stock outstanding, provide us with both asset and earnings growth capacity. Comparative quarterly income for 2002 will result in slightly lower earnings per share and ROE until our new equity is fully leveraged.

Net interest income for the first quarter of 2002 totaled $6.2 million, a 27% increase as compared to $4.8 million for the comparable period in 2001. The net interest income growth was driven entirely by growth of our earning assets. Average earning assets during the first quarter totaled $646.4 million, as compared to $476.8 million during the same quarter in 2001. Net interest margin on earning assets was 3.83% for the first quarter of 2002, down from 4.03% in the first quarter of 2001. The contraction in the net interest margin for the quarter reflects the decrease in yield on earning assets resulting from the lowest prime rate level in over 40 years. We have continued to see strong loan growth, but customer preferences have been for floating rate loans which bear interest rates on average of 225 basis points lower than fixed rate commercial loans.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income, but will continue to be slightly mitigated by the compression in the net interest margin. Maturities in our certificate of deposit portfolio continue to re-price at lower levels, helping to offset some of the effects of the historically low prime rate based loans.

The following table shows an analysis of net interest margin for the three month periods ending March 31, 2002 and 2001.

                                                                    For the three months ended March 31,

                                           --------------------------------------------------------------------------------
                                                          2002                                            2001
                                           --------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                            Average      earned       Yield              Average      Earned       yield
                                            Balance     or paid      Or cost             balance      Or paid     or cost
                                            -------     -------      -------             -------      -------     -------
                                                                       (Dollars in thousands)
Assets
------
Taxable securities.......................   $ 55,213       $  780       5.69%             $ 44,149      $  689       6.24%
Tax-exempt securities (1)................      9,534          109       7.02%                3,339          41       7.67%
Loans....................................    574,590        9,560       6.67%              425,631       9,482       8.93%
Fed funds sold...........................      3,289           14       1.67%                  689           9       5.50%
Federal Home Loan Bank stock.............      3,782           59       6.25%                3,003          59       7.87%
                                            --------       ------                         --------      ------
  Total interest earning assets..........    646,408       10,522       6.56%              476,811      10,280       8.66%

Noninterest earning assets
  Cash and due from banks................     28,226                                        20,546
  Other..................................     17,693                                        11,237
                                            --------                                      --------

    Total assets.........................   $692,327                                      $508,594
                                            ========                                      ========

Liabilities
-----------
NOWs and MMDAs...........................   $245,797        1,006       1.66%             $177,432       1,701       3.89%
Savings..................................     19,352           48       1.00%               10,979          50       1.85%
IRAs.....................................     14,093          176       5.08%               10,294         161       6.33%
Time deposits............................    202,990        2,123       4.24%              157,748       2,534       6.51%
Fed funds borrowed.......................      3,450           17       1.97%                3,459          51       5.86%
Other borrowings.........................     75,475          995       5.27%               64,060         952       5.94%
                                            --------       ------                         --------      ------
  Total interest bearing liabilities.....    561,157        4,365       3.14%              423,972       5,449       5.20%

Noninterest bearing liabilities
  Noninterest bearing demand accounts....     60,103                                        43,411
  Other noninterest bearing liabilities..      3,634                                         2,394

Shareholders' equity.....................     67,433                                        38,817
                                            --------                                      --------

  Total liabilities and shareholders'
   equity................................   $692,327                                      $508,594
                                            ========                                      ========

Net interest income......................                  $6,157                                       $4,831
                                                           ======                                       ======

Net interest spread......................                               3.42%                            3.46%
Net interest margin......................                               3.83%                            4.04%
Ratio of average interest bearing assets to
  Average interest bearing liabilities...                 115.19%                          112.46%

(1)   Yield adjusted to fully tax equivalent.

The provision for loan losses for the quarter ended March 31, 2002 was $705 thousand, as compared to $522 thousand for the first quarter 2001. The increase in loan loss provision is substantially due to the large increase in loans during the quarter, as well as replenishing the allowance for loans charged-off during the periods. For more information about our loan loss reserve, see the earlier discussion on loan loss allowance under Financial Condition on page 13. Along with other financial institutions, management shares a concern for the possible continuing soft economy during 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the quarter ended March 31, 2002 was $970 thousand, an increase of $142 thousand, or 17%, over the same period last year. Service charges on deposit accounts is the single largest component of noninterest income, totaling $456 thousand, an increase of $142 thousand as compared to first quarter 2001. The increased service charge income is reflective of the expanded customer account base. Gain on sale of mortgage loans totaled $212 thousand for the first quarter of 2002, as compared to $266 thousand for the first quarter last year. While short term interest rates have remained flat over the quarter, long term mortgage rates have increased and slowed the mortgage refinance activity from the peak reached during the fourth quarter 2001. New and existing home purchase mortgage activity remains brisk, however given the lower level of refinance activity, we anticipate 2002 mortgage sale gains to be lower than 2001 when we experienced record high volumes of refinance activity.

Noninterest expense totaled $4.2 million for the quarter, as compared to $3.5 million for the comparable period in 2001. Salary and benefits increased by $294 thousand, or 16%, and was the primary increase in the quarter. The increases were a result of additional staff as compared to the 2001 period, as well as annual staff merit increases. The staff growth reflects the expansion of staff required to handle the growing lending portfolios and operational personnel necessary to support increased customer activity. Other increases included occupancy and equipment expense, data processing, and other support related expenses, such as courier, telephone, postage, and outside services. All of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated.

Merger Impact On income Statement

Our income for the remainder of 2002 will be impacted by the net income earned by Grand Bank and, as discussed earlier under Merger Impact on Balance Sheet on page 15, the amortization of intangibles acquired from Grand Bank Financial which is estimated to be approximately $392,000 on a pre-tax basis for the remainder of 2002. For additional information and proforma financial statements, please refer to Form 8-K reporting the transaction which was filed with the SEC by the Company on April 11,2002.

Liquidity and Capital Resources

We obtained our initial equity capital, in the amount of $8.2 million, as a result of a private placement by Macatawa Bank in November 1997. We raised additional equity capital of $14.1 million in our initial public offering completed in April 1998. Due to our rapid growth, additional equity capital was required. In 1999, we raised $14.6 million of equity capital net proceeds in an offering made to our shareholders. Substantially all of the proceeds of this offering were subsequently contributed to Macatawa Bank’s capital to support required regulatory capital levels. Our continuing asset growth required us to contribute an additional $8.0 million of capital to Macatawa Bank during 2000. The contributed capital came from our cash reserves, as well as borrowings arranged to provide capital flexibility. The borrowings consisted of a $5.0 million credit facility secured from one of our correspondent banks in September 2000. During the second quarter of 2001, we completed a common stock offering, issuing 1,610,000 shares of common stock, resulting in net proceeds to us of $23.7 million. We used a portion of the proceeds from the capital offering to pay off our credit facility, as well as to contribute additional capital to Macatawa Bank to maintain regulatory capital levels. The remaining new capital is available for future growth. At March 31, 2002, our Tier I Capital as a percent of average assets was 9.6%, and our total capital to risk-weighted assets was 11.0%, as compared to 7.7% and 9.9% respectively at March 31, 2001.

We declared our first cash dividend during the fourth quarter of 2000 in the amount of $.07 per share. We subsequently paid a quarterly cash dividend of $.07 per share during 2001. During the fourth quarter of 2001, the cash dividend was increased to $.08 per share, an increase of 14%. It is anticipated that we will continue to pay quarterly cash dividends in the future. On May 8, 2002, we distributed a 4% stock dividend to our shareholders. This was the second consecutive annual stock dividend, and was an increase over the 3% dividend paid in May of 2001.

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. Our sources of liquidity include loan payments by our borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold, our borrowings from the Federal Home Loan Bank, and our issuance of common stock. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

Forward Looking Statements

This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Analysis

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Macatawa bank has only limited agricultural-related loan assets, and therefore has no significant exposure to changes in commodity prices. Therefore, our market risk exposure is mainly comprised of our sensitivity to interest rate risk. Our balance sheet has sensitivity, in various categories of assets and liabilities, to changes in prevailing rates in the U.S. for prime rate, mortgage rates, U.S. Treasury rates and various money market indexes. Our asset/liability management process aids us in providing liquidity while maintaining a balance between interest earning assets and interest bearing liabilities.

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

[THIS SPACE INTENTIONALLY LEFT BLANK]

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of March 31, 2002.

                                         <3 Months   3-12 Months   1-5 Years   Over 5 Years      Total
Assets:
Fixed rate loans...................        $ 20,305      $42,615     $144,494       $29,566     $236,980
Variable rate loans................         325,926        1,484       24,068         4,193      355,671
Taxable Securities.................             ---        3,063       48,410         7,081       58,554
Tax-Exempt Securities..............             ---          ---          ---        10,979       10,979
Other Securities...................             ---          ---          ---         3,782        3,782
Federal Funds Sold.................           2,500          ---          ---           ---        2,500
Loan Loss Reserve..................             ---          ---          ---           ---      (8,174)
Cash & Due From Banks..............             ---          ---          ---           ---       25,226
Fixed Assets.......................             ---          ---          ---           ---       16,181
Other Assets.......................             ---          ---          ---           ---        6,824
                                           --------      -------     --------       -------     --------
   TOTAL                                   $348,731      $47,162     $216,972       $55,601     $708,523
                                           ========      =======     ========       =======     ========

Liabilities:
Time deposits $100,000 and over....          46,907       35,115       35,244            --      117,266
Time deposits under $100,000                 24,957       31,063       40,174            --       96,194
Repo's & Borrowed Money............           3,000        2,000       39,312        31,000       75,312
Savings & IRAs.....................          24,825        4,177        6,892           160       36,054
NOW & money market accounts                 249,055          ---          ---            --      249,055
Non-Interest Bearing Deposits......             ---          ---          ---            --       63,295
Other Liabilities & Equity.........             ---          ---          ---           ---       71,347
                                           --------      -------     --------       -------     --------
   TOTAL                                   $348,744      $72,355     $121,622       $31,160     $708,523
                                           ========      =======     ========       =======     ========

Period interest rate gap:..........            (13)     (25,193)       95,350        24,441
Cumulative interest rate gap:......            (13)     (25,206)       70,144        94,585
Cumulative interest rate gap
to total assets....................         (0.00%)      (3.56%)        9.90%        13.35%
Rate sensitive assets to rate
Sensitive liabilities..............            1.00         0.65         1.78          1.78
Cumulative rate sensitive assets to
Rate sensitive liabilities.........            1.00          .94         1.13          1.16

The above table shows that total liabilities maturing or repricing within one year exceeded assets maturing within the same time period by $25 million. However, repricing and cash flows of various categories of assets and liabilities are subject to competitive and other influences that are beyond our control. Gap analysis also does not reflect the magnitude of interest rate changes on net interest income as a result of the various assets and liabilities shown as re-priceable within twelve months. As a result, various assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

The second interest rate risk measurement used is simulation analysis. We use a computer-based earnings simulation model to estimate the effects of various interest rate environments on the balance sheet structure and net interest income. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include repayment speeds on various loan and investment assets, cash flows and maturities of interest-sensitive assets, cash flows and maturities of interest-sensitive liabilities, and changes in market conditions impacting loan and deposit pricing. We also include pricing caps and floors on discretionary priced liability products which limit both how low various checking and savings products could go under declining interest rates, as well as how high they could go in a rising interest rate environment. These caps and floors reflect our pricing philosophy in response to changing interest rates.

In running the simulation model, we first forecast the next twelve months of net interest income under an assumed environment of constant market interest rates. Next, immediate and parallel interest rate shocks are constructed in the model. These rate shocks reflect changes of equal magnitude to all market interest rates. The next twelve months of net interest income are then forecast under each of the rate shock scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. This model is based solely on parallel changes in market rates and does not reflect the levels of interest rate risk that may arise from other factors such as changes in the spreads between key market rates or in the shape of the Treasury yield curve. The net interest income sensitivity is monitored by the Asset/Liability Committee which evaluates the results in conjunction with acceptable interest rate risk parameters. The quarterly rate simulation results are reported to the board of directors. The simulation also measures the change in the Economic Value of Equity. This represents the change in the net present value of our assets and liabilities under the same parallel shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds of loans and securities.

The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of March 31, 2002 (dollars in thousands).

                                            Economic Value          Percent   Net Interest     Percent
Interest Rate Scenario                         of Equity            Change       Income        Change
Interest rates up 300 basis points                $46,927           (16.18)%      $27,983      17.56%
Interest rates up 200 basis points                 50,527           (9.75)        26,541      11.50
Interest rates up 100 basis points                 53,624           (4.22)        25,083       5.37
No change in interest rates                        55,984                          23,804
Interest rates down 100 basis points               57,169             2.12         22,373     (6.01)
Interest rates down 200 basis points               57,140             2.06         20,323     (14.62)
Interest rates down 300 basis points               56,543             1.00         17,368     (27.04)

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; client preferences.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.
Item 2.	Changes in Securities and Use of Proceeds.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Securities Holders.
On March 21, 2002, Macatawa Bank Corporation held a Special Meeting of Shareholders at which the shareholders approved and adopted the Agreement and Plan of Merger, dated as of November 20, 2001, between Macatawa Bank Corporation and Grand Bank Financial Corporation and the issuance of shares of Macatawa Bank Corporation common stock to the shareholders of Grand Bank Financial Corporation in connection with the merger. The proposal was approved by a vote of 3,179,570 for, 41,940 against and 5,022 withheld their vote.

Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.

(a) (b)	Exhibits - None. Reports on 8-K - None.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Steven L. Germond
Steven L. Germond
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE:  May 15, 2002