Form 10-Q
period 2002-06-30
MACATAWA BANK CORP
filed 2002-08-13
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Yes X    No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,003,066 shares of the Company’s Common Stock (no par value) were outstanding as of August 9, 2002.

INDEX

Page Number(s)
Part I.	Financial Information (unaudited):
Item 1.
Consolidated Financial Statements...............................................................
Notes to Consolidated Financial Statements................................................

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations............................................

Item 3.
Quantitative and Qualitative Disclosures
	About Market Risk.......................................................................................	3 8 17 23
Part II.	Other Information:
Item 1.
Legal Proceedings..........................................................................................

Item 2.
Changes in Securities and Use of Proceeds...................................................

Item 3.
Defaults Upon Senior Securities...................................................................

Item 4.
Submission of Matters to a Vote of Security Holders.................................

Item 5.
Other Information.........................................................................................

Item 6.
	Exhibits and Reports on Form 8-K..............................................................	26 26 26 26 26 26
Signatures...........................................................................................................................

Exhibits..............................................................................................................................		27 28

Part I  Financial Information
Item 1.

MACATAWA BANK CORPORATION CONSOLIDATED BALANCE SHEETS As of June 30, 2002 (unaudited) and December 31, 2001
                                                                      June 30,              December 31,
(dollars in thousands except share data)                                2002                    2001
                                                                     ----------            -----------
                                                                      (unaudited)
ASSETS
   Cash and due from banks...................................        $   36,868               $ 29,680
   Federal funds sold........................................            16,900                  4,000
   Short-term investments....................................               300                    518
                                                                     ----------               --------
      Cash and cash equivalents..............................            54,068                 34,198

   Securities available for sale.............................            82,355                 63,606
   Securities held to maturity...............................             4,900                    710
   Federal Home Loan Bank stock..............................             5,160                  3,782
   Loans held for sale.......................................             4,023                  4,571

   Total loans...............................................           892,465                545,693
   Allowance for loan losses.................................          (12,430)                (7,699)
                                                                     ----------               --------
                                                                        880,035                537,994

   Premises and equipment - net..............................            18,979                 14,850
   Accrued interest receivable...............................             4,851                  3,247
   Acquisition intangibles...................................            27,447                    ---
   Other assets..............................................             6,281                  7,245
                                                                     ----------               --------

      Total assets...........................................        $1,088,099               $670,203
                                                                     ==========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
      Noninterest-bearing....................................        $   83,213               $ 60,829
      Interest-bearing.......................................           779,051                465,363
                                                                     ----------               --------
         Total...............................................           862,264                526,192

  Federal Home Loan Bank advances............................           102,400                 75,638
  Note payable...............................................             5,081                    ---
  Accrued expenses and other liabilities.....................             7,413                  1,871
                                                                     ----------               --------
          Total liabilities..................................           977,158                603,701

   Shareholders' equity
   Preferred stock, no par value, 500,000 shares
      Authorized; no shares issued and outstanding
   Common stock, no par value, 20,000,000 shares
      authorized; 8,003,066 shares and 5,307,201
      issued and outstanding as of June 30, 2002 and
      December 31, 2001, respectively........................           107,469                 62,334
   Retained earnings.........................................             1,702                  3,180
   Accumulated other comprehensive income....................             1,770                    988
                                                                     ----------              ---------
      Total shareholders' equity.............................           110,941                 66,502
                                                                     ----------              ---------

   Total liabilities and shareholders' equity................        $1,088,099              $ 670,203
                                                                     ==========              =========
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENTS OF INCOME Three and Six Month Periods Ended June 30, 2002 and 2001 (unaudited)
(dollars in thousands except share data)     Three Months        Three Months       Six Months        Six Months
data)                                            Ended               Ended             Ended             Ended
                                             June 30, 2002       June 30, 2001     June 30, 2002     June 30, 2001
                                             -------------       -------------     -------------     -------------
Interest income                               (unaudited)         (unaudited)       (unaudited)       (unaudited)
   Loans, including fees..............          $13,815              $9,735          $23,376            $19,217
   Securities.........................            1,185                 904            2,146              1,702
                                              ---------          ----------          -------          ---------
      Total interest income...........           15,000              10,639           25,522             20,919

Interest expense
   Deposits...........................            4,964               4,447            8,317              8,892
   Other..............................            1,222                 997            2,234              2,000
                                              ---------          ----------          -------          ---------
      Total interest expense..........            6,186               5,444           10,551             10,892

Net interest income...................            8,814               5,195           14,971             10,027

Provision for loan losses.............              921                 502            1,626              1,024
                                             ----------          ----------          -------          ---------

Net interest income after
  provision for loan losses...........            7,893               4,693           13,345              9,003

Noninterest income
   Service charges on deposit accounts              551                 388            1,007                702
   Gain on sale of loans..............              430                 220              643                487
   Trust fees.........................              581                 157              744                337
   Other..............................              139                  72              277                140
                                             ----------         -----------          -------          ---------
      Total noninterest income........            1,701                 837            2,671              1,666

Noninterest expense
   Salaries and benefits..............            3,239               2,041            5,399              3,907
   Occupancy expense of premises......              495                 275              849                570
   Furniture and equipment expense....              544                 360              980                727
   Legal and professional fees........              153                  72              279                138
   Advertising........................              160                 122              276                246
   Data processing....................              189                  99              325                201
   Shareholder services...............               62                  51              116                 81
   Supplies...........................              130                  92              223                177
   Other expense......................            1,127                 634            1,829              1,200
                                              ---------          ----------         --------          ---------
      Total noninterest expenses......            6,099               3,746           10,276              7,247

Income before federal income tax......            3,495               1,784            5,740              3,422

Federal income tax....................            1,145                 582            1,876              1,128
                                              ---------          ----------       ----------          ---------

Net income............................         $  2,350            $  1,202         $  3,864           $  2,294
                                              =========          ==========       ==========          =========

Basic earnings per share..............             $.29                $.29             $.57               $.57
Diluted earnings per share............             $.29                $.29             $.56               $.57
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Six Month Periods Ended June 30, 2002 and 2001 (unaudited)
                                                                            Accumulated
(dollars in thousands except share data)                                       Other           Total
                                                 Common       Retained     Comprehensive   Shareholders'
                                                  Stock       Earnings        Income           Equity
                                                 -------      --------        ------        -----------

Balance, January 1, 2001.................        $36,890        $1,137          $101         $38,128

Net income for six months ended
   June 30, 2001.........................                        2,294                         2,294

Other comprehensive income, net of tax:
     Unrealized gains/losses on securities                                       462             462
                                                                                            --------
        Comprehensive income.............                                                      2,756

Net proceeds from sale of stock..........         20,565                                      20,565
Proceeds from exercise of 206 stock options            2                                           2

Issued 111,773 shares in payment
   of 3% stock dividend..................          1,763       (1,766)                           (3)
Cash dividends at $.13 per share.........                        (510)                         (510)
                                                 -------        ------        ------        --------

Balance, June 30, 2001...................        $59,220        $1,155        $  563         $60,938
                                                 =======        ======        ======        ========

                                                                            Accumulated
                                                                               Other           Total
                                                  Common        Retained   Comprehensive   Shareholders'
                                                   Stock        Earnings      Income           Equity
                                                 --------       --------      ------        -----------

Balance, January 1, 2002.................         $62,334         $3,180      $  988         $66,502

Net income for six months ended
   June 30, 2002.........................                          3,864                       3,864

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities.                                        611             611
   Unrealized gain on derivative instruments                                     171             171
                                                                                            --------
        Comprehensive income.............                                                      4,646

Issued 2,472,015 shares for acquisition
of        GBFC, adjusted for 4% stock dividend     39,817                                     39,817
Conversion of GBFC stock options                      987                                        987

Proceeds from exercise of 11,495 stock options         61                                         61

Issued 212,355 shares in payment
   of 4% stock dividend..................           4,270        (4,277)                         (7)
Cash dividends at $.16 per share.........                        (1,065)                     (1,065)
                                                 --------       --------      ------        --------

Balance, June 30, 2002...................        $107,469       $  1,702      $1,770        $110,941
                                                 ========       ========      ======        ========
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS Six Month Periods Ended June 30, 2002 and 2001 (unaudited)
(dollars in thousands)                                                    Six Months               Six Months
                                                                            Ended                    Ended
                                                                        June 30, 2002            June 30, 2001
                                                                        -------------            -------------
                                                                         (unaudited)              (unaudited)
Cash flows from operating activities
   Net income.....................................................           $3,864                   $2,294
   Adjustments to reconcile net income to net
      cash from operating activities:
         Depreciation and amortization............................            1,068                      642
         Provision for loan losses................................            1,626                    1,024
         Gain on sale of loans....................................            (643)                    (487)
         Loans originated for sale................................         (65,585)                 (62,687)
         Proceeds from sales of loans.............................           66,775                   63,174
         Net change in:
            Accrued interest receivables and other assets.........            3,760                    (232)
            Accrued expenses and other liabilities................              200                    1,317
                                                                        -----------               ----------
               Net cash from operating activities.................           11,065                    5,045

Cash flows from investing activities
   Net increase in loans..........................................         (97,322)                 (58,137)
   Purchase of Federal Home Loan Bank Stock.......................            (584)                    (579)
   Purchases of securities available for sale.....................         (18,356)                 (38,120)
   Proceeds from maturities and calls of securities available for sale        6,599                   25,000
   Principal paydowns on investments..............................              761                      ---
   Cash received from acquisition of GBFC.........................           21,390                      ---
   Additions to premises and equipment............................          (4,357)                  (2,324)
                                                                                                  ----------
        Net cash from investing activities........................         (91,869)                 (74,160)

Cash flows from financing activities
   Net increase in deposits.......................................           90,011                   60,813
   Net (decrease)increase in short term borrowings................              ---                  (6,200)
   Proceeds from Federal Home Loan Bank advances..................           20,264                   16,852
   Repayments of Federal Home Loan Bank advances..................          (8,590)                  (5,264)
   Repayments of notes payable....................................              ---                  (4,000)
   Cash dividends paid............................................          (1,072)                    (513)
   Proceeds from sale of stock and exercises of options...........               61                   20,567
                                                                        ------------              ----------
        Net cash from financing activities........................          100,674                   82,255

Net change in cash and cash equivalents...........................           19,870                   13,140

Cash and cash equivalents at beginning of period..................           34,198                   26,305
                                                                         ----------               ----------

Cash and cash equivalents at end of period........................        $  54,068               $   39,445
                                                                          =========               ==========
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS Six Month Periods Ended June 30, 2002 and 2001 (unaudited)
(dollars in thousands)                                                    Six Months         Six Months
                                                                            Ended              Ended
                                                                        June 30, 2002      June 30, 2001
                                                                        -------------      -------------
Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest......................................................        $10,525            $10,488
      Income taxes..................................................          1,900             $1,071
   Noncash investing and financing activities:
      GBFC acquisition:
         Securities acquired (including FHLB stock).................         11,864                ---
         Loans acquired.............................................        246,344                ---
         Premises and equipment acquired............................            646                ---
         Acquisition intangibles recorded...........................         27,578                ---
         Other assets acquired......................................          4,142                ---
         Deposits assumed...........................................        246,060                ---
         Borrowings assumed.........................................         20,170                ---
         Other liabilities assumed..................................          4,940                ---
         Value of common stock issued and converted stock options...         40,804                ---
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2001 Annual Report containing financial statements for the year ended December 31, 2001.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 4% stock dividend distributed on May 8, 2002, and the 3% stock dividend distributed on May 4, 2001. The Statement of Changes in Shareholders’ Equity reflects the change in retained earnings and common stock for the value of the dividends paid.

All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Macatawa Bank, Grand Bank and Macatawa Bank Brokerage Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new accounting standard that requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company are recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets are separated from goodwill. Identifiable assets with finite useful lives are amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. As a result of this new standard, the Company’s acquisition of Grand Bank Financial Corporation was accounted for using the purchase method of accounting.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company was not material.

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 - ACQUISITION

On April 1, 2002, the Company completed the acquisition of Grand Bank Financial Corporation (“GBFC”), a commercial bank headquartered in Grand Rapids, Michigan. Under the terms of this transaction, the Company acquired all of the outstanding stock of GBFC in exchange for approximately 2.5 million common shares, adjusted for the 4% stock dividend paid in May 2002. The value of the common shares issued was determined using the Company’s quoted market price per share at the time the terms of the acquisition agreement were agreed to and announced. Further, options to acquire GBFC stock were converted to options to acquire Company stock. The value of these options for purposes of determining the total cost to the Company for the acquisition was approximately $1.0 million. Accordingly, the total cost of the transaction considering common stock and converted options was approximately $40.8 million.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $23.9 million. Intangible assets recorded for the acquisition that are subject to amortization are as follows in thousands of dollars as of June 30, 2002:

	Gross Amount	Accumulated Amortization
Core deposits intangible Trust relationships intangible	$3,185 478	$96 35

The amount of goodwill recorded in this transaction relative to the smaller amounts of identified intangible assets reflects that the value of GBFC related primarily to the foundation it provides to further build our presence in the Grand Rapids market. The value of this foundation lies with the GBFC workforce, their customer service orientation and their relationships within the community. The amount of the core deposits intangible asset recorded is small relative to the total purchase price and reflects that the GBFC deposit portfolio was weighted towards higher interest rate account types.

Both the core deposits and trust relationships intangibles are being amortized on an accelerated basis over a period of ten years. Amortization expense through June 30, 2002 was $131,000. Estimated amortization expense for the next five years is as follows in thousands of dollars:

2002 2003 2004 2005 2006	$392 484 440 406 378

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed were as follows, stated in thousands of dollars:

Cash and cash equivalents Securities Loans Acquisition intangibles Deposits Other borrowings	$21,390 11,070 246,344 27,578 (246,060) (20,170)

The consolidated statements of income reflect the operating results of GBFC since the effective date of the acquisition. The following table presents pro forma information stated in thousands of dollars for the six months ended June 30 as if the acquisition of GBFC had occurred at the beginning of both 2002 and 2001. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                     2002                2001
                                                     ----                ----

Interest income                                      $29,050           $29,186
Interest expense                                      12,145            14,871
                                                    --------          --------
         Net interest income                          16,905            14,315
Provision for loan losses                              1,999             1,302
                                                   ---------         ---------
         Net interest income after provision          14,906            13,013
Noninterest income                                     3,684             3,254
Noninterest expense                                   12,196            10,943
                                                    --------          --------
         Income before federal income tax              6,394             5,324
Federal income tax expense.                            2,089             1,811
                                                   ---------         ---------
         Net income                                 $  4,305          $  3,513
                                                    ========          ========

         Basic earnings per share                       $.54              $.54
         Diluted earnings per share                     $.53              $.54

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters and six month periods ended June 30, 2002 and 2001 are as follows (dollars in thousands except share and per share data):

                                                   Three Months     Three Months       Six Months      Six Months
                                                      Ended             Ended            Ended            Ended
                                                  June 30, 2002     June 30, 2001    June 30, 2002    June 30, 2001
                                                  -------------     -------------    -------------    -------------

Basic earnings per share
   Net income.................................           $2,350          $1,202             $3,864         $2,294
                                                         ------          ------             ------         ------
   Weighted average common
      shares outstanding......................        8,000,355       4,148,764          6,767,379      3,996,819
                                                      ---------       ---------          ---------      ---------

   Basic earnings per share...................            $0.29         $  0.29              $0.57        $  0.57
                                                          =====         =======              =====        =======

Diluted earnings per share
   Net income.................................           $2,350          $1,202             $3,864         $2,294
                                                         ------          ------             ------         ------
   Weighted average common
      shares outstanding......................        8,000,355       4,148,764          6,767,379      3,996,819
   Add:  Dilutive effects of assumed
      exercise of stock options...............          132,645          39,508             98,560         31,743
                                                        -------          ------             ------         ------

   Weighted average common and
      dilutive potential common
      shares outstanding......................        8,133,000       4,188,272          6,865,939      4,028,562
                                                      ---------       ---------          ---------      ---------

     Diluted earnings per share...............            $0.29         $  0.29              $0.56        $  0.57
                                                          =====         =======              =====        =======

There were no antidilutive shares for the quarter and six months ended June 30, 2002. Stock options for 2,060 and 53,498 shares of common stock were not considered in computing diluted earnings per share for the quarter and six months ended June 30, 2001 because they were antidilutive.

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 - SECURITIES

The amortized cost and fair values of securities available for sale were as follows (in thousands):

                                                                   Gross               Gross
                                               Amortized        Unrealized           Unrealized
                                                  Cost             Gains               Losses            Fair Values
                                               ----------       -----------         ------------         -----------
June 30, 2002
-------------
Available for sale:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........      $68,612           $ 1,977             $    (3)             $70,586
  State and municipal bonds................       11,320               449                  ---              11,769
                                                 -------           -------             --------            --------
                                                 $79,932           $ 2,426             $    (3)             $82,355
                                                 =======           =======             ========             =======

Held to maturity:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........      $ 2,204           $     8             $    ---            $  2,212
  State and municipal bonds................        2,696                48                 (26)               2,718
                                                 -------           -------             --------           ---------
                                                 $ 4,900           $    56             $   (26)            $  4,930
                                                 =======           =======             ========            ========

                                                                   Gross               Gross
                                               Amortized        Unrealized           Unrealized
                                                  Cost             Gains               Losses            Fair Values
                                               ----------       -----------         ------------         -----------
December 31, 2001
-----------------
Available for sale:
   U. S. Treasury securities and obligations
      of U. S. Government agencies.........      $53,875           $ 1,412             $    ---             $55,287
  State and municipal bonds................        8,234               112                 (27)               8,319
                                                 -------           -------             --------             -------
                                                 $62,109           $ 1,524             $   (27)             $63,606
                                                 =======           =======             ========             =======

Held to maturity:
  State and municipal bonds                      $   710               ---             $   (61)             $   649
                                                 =======                               ========             =======

Contractual maturities of debt securities at June 30, 2002 were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Held to Maturity Securities               Available for Sale Securities
                                   Amortized Cost         Fair Values         Amortized Cost            Fair Values
                                   --------------         -----------         --------------            -----------
Due before to five years........          $2,204              $2,212                $60,026                $61,831
Due from five to ten years......             640                 614                 11,362                 11,711
Due after ten years.............           2,056               2,104                  8,544                  8,813
                                          ------              ------                -------                -------
   Total                                  $4,900              $4,930                $79,932                $82,355
                                          ======              ======                =======                =======

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – LOANS

Loans were as follows (in thousands):

                                                                                 June 30,           December 31,
                                                                                   2002                 2001
                                                                              -------------        ------------

     Commercial........................................................         $678,400               $403,421
     Residential Mortgage..............................................           89,473                 67,655
     Consumer..........................................................          124,592                 74,617
                                                                               ---------             ----------
                                                                                 892,465                545,693
     Allowance for loan losses.........................................         (12,430)                (7,699)
                                                                               ---------             ----------
                                                                                $880,035               $537,994
                                                                                ========               ========

Activity in the allowance for loan losses was as follows (in thousands):

                                        Three months        Three months          Six months           Six months
                                            ended               ended               ended                ended
                                        June 30, 2002       June 30, 2001       June 30, 2002        June 30, 2001
                                        -------------       -------------       -------------        -------------

     Balance at beginning of period.       $8,174              $6,243              $7,699               $5,854
          Balances from GBFC
              Acquisition                   3,464                 ---               3,464                  ---
          Provision for loan losses.          921                 502               1,626                1,024
       Charge-offs..................        (138)               (114)               (515)                (258)
       Recoveries...................            9                  22                 156                   33
                                          --------             ------             -------              -------
     Balance at end of period.......      $12,430              $6,653             $12,430              $ 6,653
                                          =======              ======             =======              =======

NOTE 8 – DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                                 June 30,           December 31,
                                                                                   2002                 2001
                                                                              -------------        ------------

Noninterest-bearing demand deposit accounts.....................                $ 83,213               $ 60,829
Money market accounts...........................................                 218,903                175,835
NOW and Super NOW accounts......................................                 140,141                 71,544
Savings accounts................................................                  26,749                 18,397
Certificates of deposit.........................................                 393,258                199,587
                                                                                --------               --------
                                                                                $862,264               $526,192
                                                                                ========               ========

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):

                                                                         June 30,           December 31,
                                                                           2002                 2001
                                                                      -------------        ------------
Maturities from October 2002 through
    December 2010, fixed rates from 2.76% to
    6.95%, averaging 5.21%...........................                    $102,400
                                                                         ========

Maturities from April 2002 through December 2010, fixed
    rates from 2.76% to fixed rates from 2.76% to 6.68%,
    averaging 5.22%..................................                                         $75,638
                                                                                              =======

Each advance is payable at its maturity date, with a prepayment penalty. These advances were collateralized by securities totaling $69,423,000 and $54,233,000 at June 30, 2002 and December 31, 2001, and first mortgage loans totaling $87,586,000 and $65,496,000 under a blanket lien arrangement at June 30, 2002 and December 31, 2001, respectively.

Maturities as of June 30, 2002 were as follows (in thousands):

            2002...................              $  9,000
            2003...................                19,546
            2004...................                23,312
            2005...................                17,500
            2008...................                 1,346
            2009...................                 5,696
            2010...................                26,000
                                                 --------

                                                 $102,400
                                                 ========

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 – HEDGING ACTIVITIES

The Company has asset/liability management policies that include guidelines for measuring and monitoring interest rate risk. Within these guidelines, parameters have been established for maximum fluctuations in net interest income. Possible fluctuations are measured and monitored using simulation modeling. The policies provide for the use of derivative instruments and hedging activities to aid in managing interest rate risk to within the policy parameters.

The Company’s assets are comprised of a large portion of loans on which the interest rates are variable. As such, the Company may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates. Interest rate swap arrangements may be utilized to hedge against these fluctuations in cash flows.

In May 2002 the Company entered into a three-year interest rate swap arrangement that converts the variable rate cash inflows on certain of its loans to fixed rates of interest. This interest rate swap bears a notional amount of $20 million, pays interest to the Company at a fixed rate, and requires interest payments from the Company at a variable rate. It is anticipated that approximately $82,000, net of tax, of unrealized gains on this cash flow hedge at June 30, 2002 will be reclassified to earnings over the next twelve months.

NOTE 11 - REGULATORY MATTERS

The Company and the Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measurements of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At June 30, 2002 and December 31, 2001, actual capital levels and minimum required levels for the Company and the Banks were (in thousands):

                                                                                                     To Be Well
                                                                           Minimum Required       Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                         Actual            Adequacy Purposes     Action Regulations
                                                         ------            -----------------     ------------------
                                                   Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                   ------       -----      ------      -----      ------      -----
June 30, 2002
-------------
Total capital (to risk weighted assets)
   Consolidated.............................      $94,333        10.3%    $73,145        8.0%    $91,431       10.0%
   Macatawa Bank............................       66,737        10.2      52,123        8.0      65,154       10.0
   Grand Bank...............................       27,621        10.5      21,005        8.0      26,256       10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................       82,904         9.1      36,572        4.0      54,859        6.0
   Macatawa Bank............................       58,593         9.0      26,061        4.0      39,092        6.0
   Grand Bank...............................       19,839         7.6      10,502        4.0      15,754        6.0
Tier 1 capital (to average assets)
   Consolidated.............................       82,904         8.1      41,192        4.0      51,490        5.0
   Macatawa Bank............................       58,593         7.9      29,625        4.0      37,031        5.0
   Grand Bank...............................       19,839         6.9      11,553        4.0      14,442        5.0

December 31, 2001
-----------------
Total capital (to risk weighted assets)
   Consolidated.............................      $72,573        12.9%    $45,175        8.0%    $56,468       10.0%
   Macatawa Bank............................       58,264        10.3      45,159        8.0      56,449       10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................       65,514        11.6      22,587        4.0      33,881        6.0
   Macatawa Bank............................       51,208         9.1      22,579        4.0      33,869        6.0
Tier 1 capital (to average assets)
   Consolidated.............................       65,514        10.1      25,838        4.0      32,297        5.0
   Macatawa Bank............................       51,208         7.9      25,830        4.0      32,287        5.0

The Company and the Banks were categorized as well capitalized at June 30, 2002 and year-end 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and is the bank holding company for two wholly owned banking subsidiaries, Macatawa Bank and Grand Bank, as well as Macatawa Bank Brokerage Services. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operates from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), and its results are included in the consolidated statements of income since this effective date. Both Macatawa Bank and Grand Bank are Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation. The banks operate sixteen branch offices and three lending and operational service facilities, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Bank Brokerage Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Bank Brokerage Services provides various brokerage services including discount brokerage, personal financial planning and consultation regarding individual stocks and mutual funds.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November 1997. We first became profitable in 1999 with net income for that year of $693 thousand. Net income for the year ended December 31, 2000 and 2001 was $3.3 million and $5.1 million, respectively. Since our inception in 1997 we have raised approximately $60.6 million in capital through private and public common stock offerings to facilitate our growth and progress over these years. In conjunction with the acquisition of GBFC we issued 2,472,000 shares of stock in exchange for all of the outstanding stock of GBFC.

The West Michigan markets within which we operate are vibrant and growing markets. Because of their growth and our ability to provide highly personalized service, these markets have provided significant expansion opportunities for us. In addition, acquisitions of banks within our markets by large banking institutions headquartered far away have provided us additional opportunity to gain market share. Grand Rapids is the largest market within West Michigan. It is also the market where we hold the least share in percent relative to the other markets within which we operate, and therefore presents great opportunity. We will be opening a new Grand Bank location in the Cascade area of Grand Rapids and anticipate at least two additional branch openings in Grand Rapids over the next two years. We also have plans for branch openings in other key areas of our markets that we are not yet fully servicing. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to all of these expansion opportunities.

Financial Condition

With the acquisition effective April 1, 2002, the consolidated balance sheet as of June 30, 2002 includes the effect of GBFC. A schedule of the significant GBFC assets and liabilities acquired is contained in Note 4 to the Consolidated Financial Statements.

The acquisition was accounted for using the purchase method of accounting. As a result, certain purchase accounting adjustments were required to record the acquired assets and liabilities at market value. The value of the purchase accounting adjustments is being amortized over the respective lives of the varying assets and liabilities.

Based on SFAS 142, “Goodwill and Other Intangible Assets”, we have recorded intangible assets for the estimated value of core deposit accounts and trust customer accounts acquired in the acquisition. The intangible values represent the present value of the estimated net revenue streams attributed to the respective intangibles. The intangible assets acquired are valued using certain assumptions for alternative cost of funds, lives of respective core deposits or trust customers, discount rates and other applicable assumptions. The total of both core deposit intangibles and trust customer intangibles was $3.7 million, and is being amortized on an accelerated basis over 10 years. Amortization of intangibles during 2002 is estimated to be approximately $392 thousand on a pre-tax basis.

The balance of the acquisition price in excess of the fair market value of assets and liabilities acquired, including intangible assets, was recorded as goodwill and totaled $23.9 million. Under SFAS 142, goodwill is defined as an intangible asset with an indefinite useful life, and as such, is not amortized, but is required to be tested annually for impairment of the value. If impaired, an impairment loss must be recorded for the value equal to the excess of the asset’s carrying value over its fair value.

Our total assets were $1.1 billion at June 30, 2002, an increase of $417.9 million as compared to $670.2 million at December 31, 2001. In addition to the $313.0 million in assets added from the GBFC acquisition, assets grew by $104.9 million during the period. We believe the continued strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks.

Our cash and cash equivalents, which include federal funds sold and short-term investments, increased $19.9 million to $54.1 million at June 30, 2002, from $34.2 million at December 31, 2001. The increase was primarily attributable to the addition of cash and cash equivalents from the GBFC acquisition.

Securities available for sale totaled $82.4 million at June 30, 2002, which is an increase of $18.8 million from $63.6 million at December 31, 2001. Of the increase, $11.1 million relates to securities from the GBFC acquisition and the remaining relates to additional purchases of securities as a means of strengthening our liquidity. We expect continued growth of our securities portfolio generally consistent with growth of our company in order to maintain appropriate levels of liquidity.

Our total portfolio loans at June 30, 2002 were $892.5 million, an increase of $346.8 million as compared to December 31, 2001. In addition to the $246.3 million in loans added from the GBFC acquisition, loans grew by $100.5 million during the six months ended June 30, 2002 continuing our consistent pattern of growth. Most of the growth was in commercial and commercial real estate loans. Commercial and commercial real estate loans accounted for approximately 76% of the Banks’ total loan portfolio at June 30, 2002, up from 74% at December 31, 2001. Consumer loans comprised 14% of the portfolio, while residential mortgage loans were 10% of total loans at June 30, 2002. The types of loans and mix of the GBFC portfolio was very similar to our portfolio and as a result the overall mix of the combined loan portfolio did not change significantly upon acquisition.

The allowance for loan losses as of June 30, 2002 was $12.4 million, or 1.39% of total portfolio loans, compared to $7.7 million, or 1.41% of total loans at December 31, 2001. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, formula allowance for graded loans, and allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

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

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. Since Grand Bank’s loan portfolio is seasoned, its loan loss trends can be relied upon and are used in determining an adequate allowance for these pools of loans rather than relying primarily on industry experience and peer information.

The allowance for loan losses increased by $3.5 million with the acquisition of GBFC and then continued to increase during the quarter due to increases in the formula allowance. The increase in formula allowance was as a result of the continued strong growth in loans. Asset quality improved during the second quarter with the ratio of nonperforming loans to total loans decreasing to .22% at June 30, 2002 compared to .52% at the end of the first quarter and .43% at the end of last year. The decrease was attributable to the improved quality of individual credits previously deemed nonperforming and the low level of nonperforming loans in the Grand Bank portfolio. The continued increase in the allowance was deemed necessary despite the improvement in nonperforming loans to total loans given the unseasoned nature of our loan portfolio.

Net charge-offs for the three and six months ended June 30, 2002 totaled $129 thousand and $359 thousand, as compared to $92 thousand and $225 thousand for the same periods in 2001. While our net charge-off experience was higher during the current year, our credit losses on loans continue to be low relative to peer. However, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and potential economic weakness, in our judgment, we have provided adequate reserves for loan losses, although there can be no assurance that the allowance for losses on loans will be adequate to cover all losses. We anticipate net charge-offs to continue at levels consistent with the first six months for the balance of the year due to the overall weakness in the economy as well as delinquency trends in our commercial loan portfolio.

Premises and equipment totaled $19.0 million at June 30, 2002, an increase of $4.1 million from December 31, 2001. The increase resulted from costs incurred with construction underway for the company’s new headquarters building, as well as three new branch locations. The new headquarters location will allow us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. We expect the new headquarters facility to be completed by March of 2003. The new branch sites allow us to replace a leased storefront branch site in Wyoming with a full service branch, add a full service branch in a leased location in Byron Center, and add a new location in the Cascade area of Grand Rapids. The Byron Center branch opened for service in early April. The Cascade branch is expected to begin operations in September 2002 and the relocated Wyoming branch is expected to begin operations by November 2002. Only $656 thousand of the $4.1 million increase in premises and equipment related to the acquisition of GBFC.

Total deposits increased $336.1 million to $862.3 million at June 30, 2002, as compared to $526.2 million at December 31, 2001. In addition to the $242.4 million in deposits added from the GBFC acquisition, deposits grew by $93.7 million during the first six months of this year. This internal growth in deposits was substantially a result of deposits from new customers. We continue to anticipate strong deposit growth based on our focus on quality customer service, the desire of customers to deal with a local bank, convenient accessibility through our growing branch network and our expanded opportunities in the Grand Rapids market as a result of the GBFC acquisition.

Federal Home Loan Bank Advances totaled $102.4 million at June 30, 2002 as compared to $75.6 million at December 31, 2001. We use FHLB Advances as an additional funding source to support asset growth. The GBFC acquisition added $15.7 million in FHLB Advances to the total which comprises most of the increase.

Results of Operations

Our income for the second quarter and the remainder of 2002 was and will continue to be impacted by the net income earned by Grand Bank. For pro forma information relative to the GBFC acquisition, please refer to Note 4 to the Consolidated Financial Statements.

Net income for the quarter ended June 30, 2002, was $2.4 million, an increase of 96% over the second quarter 2001. Similar to the percent increase in net income, average diluted shares outstanding increased by 94% over the second quarter of the prior year resulting in the same diluted earnings per share of $.29 for both the 2002 and 2001 quarters. The increase in shares outstanding resulted from the issuance of common shares to acquire GBFC and a common stock offering completed during June of 2001. Net income for the six months ended June 30, 2002 was up 68% to $3.9 million compared to $2.3 million for the same period in the prior year. Earnings per share on a diluted basis were $.56 for the six months year-to-date compared to $.57 for the same period in the prior year.

Net interest income for the second quarter of 2002 totaled $8.8 million, a 70% increase as compared to $5.2 million for the comparable period in 2001. Net interest income for the six months ended June 30, 2002 was $15.0 million as compared to $10.0 million for the same period in the prior year. The net interest income growth for the three and six month periods was driven entirely by growth of our earning assets. Average earning assets during the second quarter totaled $977.5 million, as compared to $519.6 million during the same quarter in 2001. The acquisition of GBFC contributed $280.2 million to this increase in earning assets, however, the remaining $177.7 million, representing a 34% increase, was a result of our continued, steady growth. Net interest margin on earning assets was 3.58% for the second quarter of 2002, down from 3.98% in the second quarter of 2001. Net interest margin for the six months ended June 30, 2002 was 3.68% compared to 4.00% for the same period in the prior year. The contraction in the net interest margin for the quarter and the six months relates primarily to the lower net interest margin that GBFC carried compared to Macatawa, but also reflects a decrease in yield on earning assets resulting from the lowest prime rate level in over 40 years. We have continued to see strong loan growth, but customer preferences have been for floating rate loans that bear interest rates on average of 225 basis points lower than fixed rate commercial loans. This preference has altered our mix of variable versus fixed rate commercial loans and had also contributed to the decline in net interest margin.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income, but will continue to be slightly mitigated by the compression in the net interest margin. Helping margin, maturities in our certificate of deposit portfolio continue to re-price at lower levels, however, to a lesser extent than during the fourth quarter of last year and the first quarter of this year. Derivative instruments as discussed in Note 10 to the consolidated financial statements have also mitigated some of the decline in net interest margin.

The following table shows an analysis of net interest margin for the three-month periods ending June 30, 2002 and 2001.

                                                                  For the three months ended June 30,
                                         ----------------------------------------------------------------------------------
                                                           2002                                          2001
                                         ----------------------------------------------------------------------------------

                                                          Interest     Average                         Interest    Average
                                            Average       Earned       Yield               Average     Earned      yield
                                            Balance       or paid      or cost             Balance     or paid     or cost
                                            -------       -------      -------             -------     -------     -------                                                                      cost                             paid        cost
                                                                         (Dollars in thousands)
Assets
------
Taxable securities.......................   $ 67,451       $  875       5.20%             $ 47,291       $ 703       5.94%
Tax-exempt securities (1)................     13,439          159       7.33%                6,703          78       7.20%
Loans....................................    873,319       13,815       6.26%              456,433       9,736       8.46%
Fed funds sold...........................     18,330           77       1.68%                6,026          62       4.09%
Federal Home Loan Bank stock.............      4,979           74       5.91%                3,129          60       7.64%
                                          ----------       ------                         --------       -----
  Total interest earning assets..........    977,518       15,000       6.13%              519,582      10,639       8.16%

Noninterest earning assets
  Cash and due from banks................     36,266                                        24,017
  Other..................................     43,497                                        12,241
                                          ----------                                      --------
    Total assets......................... $1,057,281                                      $555,840
                                          ==========                                      ========

Liabilities
-----------
NOWs and MMDAs...........................   $350,885        1,412       1.61%             $188,623       1,538       3.31%
Savings..................................     24,462          106       1.74%               13,400          55       1.64%
IRAs.....................................     17,811          209       4.69%               11,384         172       6.07%
Time deposits............................    350,886        3,237       3.70%              178,482       2,682       6.03%
Fed funds borrowed.......................      8,929           44       1.95%                1,582          18       4.53%
Other borrowings.........................    103,734        1,178       4.49%               66,039         979       5.93%
                                          ----------       ------                         --------       -----
  Total interest bearing liabilities.....    856,707        6,186       2.89%              459,510       5,444       4.73%

Noninterest bearing liabilities
  Noninterest bearing demand accounts....     83,459                                        48,598
  Other noninterest bearing liabilities..      8,632                                         4,212

Shareholders' equity.....................    108,483                                        43,520
                                          ----------                                      --------

    Total liabilities and shareholders'
     equity.............................. $1,057,281                                      $555,840
                                          ==========                                      ========

Net interest income......................                  $8,814                                       $5,195
                                                           ======                                       ======

Net interest spread......................                               3.24%                                        3.43%
Net interest margin......................                               3.58%                                        3.98%
Ratio of average interest bearing assets to
  Average interest bearing liabilities...                 114.10%                          113.07%
(1)  Yield adjusted to fully tax equivalent

The following table shows an analysis of net interest margin for the six-month periods ending June 30, 2002 and 2001.

                                                                   For the six months ended June 30,
                                         ----------------------------------------------------------------------------------
                                                           2002                                          2001
                                         ----------------------------------------------------------------------------------

                                                          Interest     Average                         Interest    Average
                                            Average       Earned       Yield               Average     Earned      yield
                                            Balance       or paid      or cost             Balance     or paid     or cost
                                            -------       -------      -------             -------     -------     -------                                                                      cost                             paid        cost
                                                                         (Dollars in thousands)
Assets
------
Taxable securities.......................   $ 61,235      $ 1,655       5.41%             $ 45,657     $ 1,389       6.06%
Tax-exempt securities (1)................     11,497          267       7.19%                5,030         120       7.28%
Loans....................................    724,710       23,376       6.43%              441,117      19,217       8.69%
Fed funds sold...........................     10,982           91       1.68%                3,443          73       4.24%
Federal Home Loan Bank stock.............      4,384          133       6.05%                3,067         120       7.78%
                                            --------      -------                         --------     -------
  Total interest earning assets..........    812,808       25,522       6.30%              498,314      20,919       8.40%

Noninterest earning assets
  Cash and due from banks................     32,388                                        22,291
  Other..................................     30,547                                        11,731
                                            --------                                      --------
    Total assets.........................   $875,743                                      $532,336
                                            ========                                      ========

Liabilities
-----------
NOWs and MMDAs...........................   $298,672        2,418       1.63%             $183,059       3,239       3.57%
Savings..................................     21,921          153       1.41%               12,196         105       1.73%
IRAs.....................................     15,962          385       4.86%               10,842         333       6.19%
Time deposits............................    277,346        5,361       3.90%              168,172       5,215       6.25%
Fed funds borrowed.......................      6,204           61       1.95%                2,515          69       5.44%
Other borrowings.........................     89,683        2,173       4.82%              65,055        1,931       5.94%
                                            --------      -------                         --------     -------
  Total interest bearing liabilities.....    709,788       10,551       2.99%              441,839      10,892       4.96%

Noninterest bearing liabilities
  Noninterest bearing demand accounts....     71,845                                        46,084
  Other noninterest bearing liabilities..      6,039                                         3,289

Shareholders' equity.....................     88,071                                        41,124
                                            --------                                      --------

    Total liabilities and shareholders'
     equity..............................   $875,743                                      $532,336
                                            ========                                      ========

Net interest income......................                 $14,971                                      $10,027
                                                          =======                                      =======

Net interest spread......................                               3.31%                                        3.44%
Net interest margin......................                               3.68%                                        4.00%
Ratio of average interest bearing assets to
  Average interest bearing liabilities...                 114.51%                          112.78%
(1)  Yield adjusted to fully tax equivalent

The provision for loan losses for the three and six month periods ended June 30, 2002 were $921 thousand and $1.6 million, as compared to $502 thousand and $1.0 million for the same periods in the prior year. The increase in loan loss provision is substantially due to the large increase in loans during the periods. For more information about our loan loss reserve, see the earlier discussion on loan loss allowance under Financial Condition. Along with other financial institutions, management shares a concern for the possible continuing soft economy during 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the three and six month periods ended June 30, 2002 were $1.7 million and $2.7 million, as compared to $837 thousand and $1.7 million for the same periods last year. All components of noninterest income increased compared to the prior year. The increased service charge income is reflective of the expanded customer account base. Gain on sale of mortgage loans increased due to the continued refinancing activity from the low interest rate environment and the additional loan sale volume from Grand Bank. With long-term rates decreasing once again late in the second quarter and into the third quarter, we anticipate mortgage sale gains for the remainder of 2002 to continue at levels consistent with the second quarter. Trust fee income increased dramatically compared to the prior year primarily due to the addition of Grand Bank’s trust services. We continue to have success in building new trust customer relationships. Since trust fees are based upon the value of trust assets, the growth in customer relationships should result in increased fees; however, the increases due to new relationships are being offset by asset value decreases resulting from the continued stock market declines. It is anticipated that trust fee income will continue to be negatively impacted through the remainder of the year due to the stock market declines.

Noninterest expense totaled $6.1 million and $10.3 million for the three and six month periods ended June 30, 2002 as compared to $3.7 million and $7.2 million for the same periods in the prior year. Salary and benefits increased by $1.2 million for the quarter and $1.5 million for the year-to-date period and was the primary category of increase in noninterest expense during these periods. Most of the increase for the quarter relates to the addition of the Grand Bank workforce, however, our continued growth has required additional staff as compared to the 2001 periods. The staff growth reflects the expansion required to handle the growing lending portfolios and operational personnel necessary to support increased customer activity. Other increases included occupancy and equipment expense, data processing, and other support related expenses, such as courier, telephone, postage, and outside services, all of which increased partially due to the GBFC acquisition. All of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated. Noninterest expense increased by 63% for the quarter whereas net interest income and noninterest income in total grew by 74%. The greater revenue growth versus expense growth resulted in an improved efficiency ratio of 58.0% for the second quarter as compared to 62.1% for the second quarter of last year. This improvement is a direct result of synergies achieved in the GBFC acquisition as well as continued better capacity usage of the branch network and operations.

Liquidity and Capital Resources

We obtained our initial equity capital, in the amount of $8.2 million, as a result of a private placement by Macatawa Bank in November 1997. We raised additional equity capital of $14.1 million in our initial public offering completed in April 1998. Due to our rapid growth, additional equity capital was required. In 1999, we raised $14.6 million of equity capital net proceeds in an offering made to our shareholders. Substantially all of the proceeds of this offering were subsequently contributed to Macatawa Bank’s capital to support required regulatory capital levels. Our continuing asset growth required us to contribute an additional $8.0 million of capital to Macatawa Bank during 2000. The contributed capital came from our cash reserves, as well as borrowings arranged to provide capital flexibility. During the second quarter of 2001, we completed a common stock offering, issuing 1,610,000 shares of common stock, resulting in net proceeds to us of $23.7 million. We used a portion of the proceeds from the capital offering to pay off our borrowings, as well as to contribute additional capital to Macatawa Bank to maintain regulatory capital levels. In conjunction with the acquisition of GBFC we issued 2,472,000 shares of stock in exchange for all of the outstanding stock of GBFC. GBFC’s regulatory capital ratios were at similar levels to ours upon acquisition and as a result, had minimal impact on our combined ratios of regulatory capital. At June 30, 2002, our Tier I Capital as a percent of average assets was 8.1%, and our total capital to risk-weighted assets was 10.3%, as compared to 10.1% and 12.9% respectively at December 31, 2001. The decrease in these regulatory capital ratios reflects our continued internal growth in assets. Additional capital may be required within the next year if our growth continues at its current pace.

We declared our first cash dividend during the fourth quarter of 2000 in the amount of $.07 per share. We subsequently paid a quarterly cash dividend of $.07 per share during 2001. During the fourth quarter of 2001, the cash dividend was increased to $.08 per share and had continued at this level during 2002. It is anticipated that we will continue to pay quarterly cash dividends in the future. On May 8, 2002, we distributed a 4% stock dividend to our shareholders. This was the second consecutive annual stock dividend, and was an increase over the 3% dividend paid in May of 2001.

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. Our sources of liquidity include loan payments by our borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold, our borrowings from the Federal Home Loan Bank, and our issuance of common stock. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

Market Risk Analysis

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Macatawa Bank and Grand Bank have only limited agricultural-related loan assets, and therefore have no significant exposure to changes in commodity prices. Therefore, our market risk exposure is mainly comprised of our sensitivity to interest rate risk. Our balance sheet has sensitivity, in various categories of assets and liabilities, to changes in prevailing rates in the U.S. for prime rate, mortgage rates, U.S. Treasury rates and various money market indexes. Our asset/liability management process aids us in providing liquidity while maintaining a balance between interest earning assets and interest bearing liabilities.

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

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of June 30, 2002.

                                             ‹3 Months       3-12 Months      1-5 Years     Over 5 Years       Total
Assets:
Fixed rate loans....................          $ 28,463           $55,877       $223,194          $34,361      $341,895
Variable rate loans.................           517,848             1,630         26,234            4,858       550,570
Taxable Securities..................             2,037             4,510         57,486            8,757        72,790
Tax-Exempt Securities...............               ---               ---            ---           14,465        14,465
Other Securities....................               ---               ---            ---            5,160         5,160
Short term investments..............               300               ---            ---              ---           300
Federal Funds Sold..................            16,900               ---            ---              ---        16,900
Loan Loss Reserve...................               ---               ---            ---              ---      (12,430)
Cash & Due From Banks...............               ---               ---            ---              ---        36,868
Fixed Assets........................               ---               ---            ---              ---        18,979
Other Assets........................               ---               ---            ---              ---        42,602
                                              --------          --------       --------          -------    ----------
   TOTAL                                      $565,548          $ 62,017       $306,914          $67,601    $1,088,099
                                              ========          ========       ========          =======    ==========

Liabilities:
Time deposits $100,000 and over.....           $36,768           $91,324       $123,412               --      $251,504
Time deposits under $100,000                    18,315            43,197         58,974               --       120,486
Repos & Borrowed Money..............            15,581            15,500         43,357          $33,043       107,481
Savings & IRAs......................            30,080             6,415         11,523               --        48,018
NOW & money market accounts                    359,043               ---            ---               --       359,043
Non-Interest Bearing Deposits.......               ---               ---            ---               --        83,213
Other Liabilities & Equity..........                                 ---                              --       118,354
                                              --------          --------       --------          -------    ----------
   TOTAL                                      $459,787          $156,436       $237,266          $33,043    $1,088,099
                                              ========          ========       ========          =======    ==========

Period interest rate gap:...........           105,761          (94,419)         69,648           34,558
Cumulative interest rate gap:.......           105,761            11,342         80,990          115,548
Cumulative interest rate gap
to total assets.....................             9.72%             1.04%          7.44%           10.62%
Rate sensitive assets to rate
Sensitive liabilities...............              1.23              0.40           1.29             2.05
Cumulative rate sensitive assets to
Rate sensitive liabilities..........              1.23              1.02           1.09             1.13

The above table shows that total assets maturing or repricing within one year exceeded liabilities maturing within the same time period by $11 million indicating that we are asset sensitive in this time horizon. However, repricing and cash flows of various categories of assets and liabilities are subject to competitive and other influences that are beyond our control. Gap analysis also does not reflect the magnitude of interest rate changes on net interest income as a result of the various assets and liabilities shown as re-priceable within twelve months. As a result, various assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

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

The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of June 30, 2002 (dollars in thousands).

                                                 Economic Value     Percent      Net Interest    Percent
Interest Rate Scenario                             of Equity        Change          Income       Change
Interest rates up 300 basis points                  $105,979         5.46%         $47,495       18.10%
Interest rates up 200 basis points                   105,341         4.83           45,450       13.02
Interest rates up 100 basis points                   104,089         3.58           42,520        5.73
No change in interest rates                          100,492                        40,215
Interest rates down 100 basis points                  97,699        (2.78)          37,354       (7.11)
Interest rates down 200 basis points                  96,719        (3.75)          32,960      (18.04)
Interest rates down 300 basis points                  98,412        (2.07)           2,109      (30.10)

The above table reiterates our asset sensitive position identified by the gap table. The acquisition of GBFC did not significantly impact our interest rate risk profile as Grand Bank's asset and liability make up was very similar to Macatawa's. If interest rates were to increase, this analysis suggests that we are well positioned for improvements in net interest income.

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

PART II - OTHER INFORMATION

Item 1. Item 2. Item 3. Item 4.	Legal Proceedings. - None Changes in Securities and Use of Proceeds. - None Defaults Upon Senior Securities. - None Submission of Matters to a Vote of Securities Holders.
The annual meeting of shareholders of the Corporation was held on April 18, 2002. The shareholders of the Corporation voted on the following matters at the meeting:
(a)	Election of two directors with terms expiring in 2004.
	Director Nominee: Robert E. DenHerder Philip J. Koning	Term Expires 2005 2004	For 4,609,142 4,609,316	Withhold 23,444 23,270
(b)	Proposal for approval of the Second Amendment to the Stock Compensation Plan	For 3,125,215	Against 103,033	Abstain 46,657
(c)	Proposal for the approval of the First Amendment to the 1998 Directors' Stock Option Plan	3,108,269	112,526	54,110
(d)	Proposal to Amend the Amended and Restated Articles of Incorporation	4,525,783	92,061	14,741
Item 5.	Other Information. - None
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits
	3.1	Articles of Incorporation of Macatawa Bank Corporation, as amended.
	99.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K
1.	The Company filed a Current Report on Form 8-K dated April 1, 2002, disclosing in Item 2 the acquisition of Grand Bank Financial Corporation and disclosing in Item 7 certain financial statements and pro forma financial information.

	2.	The Company filed a Current Report on Form 8-K dated June 4, 2002, disclosing in Item 9 certain officer appointments.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION
/s/ Benj. A. Smith, III Benj. A. Smith, III Chairman and Chief Executive Officer
/s/ Jon Swets Jon Swets Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: August 13, 2002

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation of Macatawa Bank Corporation, as amended.
99.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 3.1

MICHIGAN DEPARTMENT OF CONSUMER & INDUSTRY SERVICES BUREAU OF COMMERCIAL SERVICES
Date Received APR 29 2002	(FOR BUREAU USE ONLY)
This document is effective on the date filed, unless a subsequent effective date within 90 days after received date is stated in the document.

Name HARVEY KONING			FILED
Address P.O. BOX 352			APR 29 2002 Administrator
City GRAND RAPIDS	State MI	Zip Code 49501-0352	BUREAU OF COMMERCIAL SERVICES EFFECTIVE DATE:
Document will be returned to the name and address you enter above. If left blank document will be mailed to the registered office.

CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
For use by Domestic Profit and Nonprofit Corporations
(Please read information and instructions on the last page)

        Pursuant to the provisions of Act 284, Public Acts of 1972 (profit corporations), or Act 162, Public Acts of 1982 (nonprofit corporations), the undersigned corporation executes the following Certificate:

1.	The present name of the corporation is: MACATAWA BANK CORPORATION
2.	The identification number assigned by the Bureau is: 502 582

3.	Article III of the Articles of Incorporation is hereby amended to read as follows:
The first paragraph of Article III is amended to read as follows:

                                                                                                                                       Article III

The total number of shares of all classes of capital stock which the Corporation shall have the authority to issue is twenty million five hundred thousand (20,500,000) shares, of which twenty million (20,000,000) shares shall be common stock and five hundred thousand (500,000) shares shall be series preferred stock.

COMPLETE ONLY ONE OF THE FOLLOWING:

4.  (For amendments adopted by unanimous consent of incorporators before the first meeting of the board of directors or trustees.)

The foregoing amendment to the Articles of Incorporation was duly adopted on the day of , , in accordance with the provisions of the Act by the unanimous consent of the incorporator(s) before the first meeting of the Board of Directors or Trustees.
Signed this day of ,
(Signature) (Type or Print Name) (Signature) (Type or Print Name)	(Signature) (Type or Print Name) (Signature) (Type or Print Name)

5.  (For profit and nonprofit corporations whose Articles state the corporation is organized on a stock or on a membership basis.)

The foregoing amendment to the Articles of Incorporation was duly adopted on the 18th day of April , 2002 , by the shareholders if a profit corporation, or by the shareholders or members if a nonprofit corporation (check one of the following)
[ X ]	at a meeting the necessary votes were cast in favor of the amendment.
[ ]	by written consent of the shareholders or members having not less than the minimum number of votes
[ ]	required by statute in accordance with Section 407(1) and (2) of the Act if a nonprofit corporation, or Section 407(1) of the Act if a profit corporation. Written notice to shareholders or members who have not consented in writing has been given. (Note: Written consent by less than all of the shareholders or members is permitted only if such provision appears in the Articles of Incorporation.)

[ ]	by written consent of all the shareholders or members entitled to vote in accordance with section 407(3) of the Act
[ ]	if a nonprofit corporation, or Section 407(2) of the Act if a profit corporation.
[ ]	by the board of a profit corporation pursuant to section 611(2).
	Profit Corporations Signed this 18th day of April , 2002		Nonprofit and Professional Service Corporations Signed this day of ,
By	/s/ Philip J. Koning (Signature of an authorized officer or agent) Philip J. Koning, President (Type or Print Name)	By	(Signature of President, Vice-President, Chairperson or Vice-Chairperson) (Type or Print Name) (Type or Print Title)

RESTATED ARTICLES OF INCORPORATION

OF

MACATAWA BANK CORPORATION

        The following Restated Articles of Incorporation are executed by the undersigned Corporation pursuant to the provisions of Sections 641-643, Act 284, Public Acts of 1972, as amended.

1. The present name of the Corporation is Macatawa Bank Corporation.

2. The identification number assigned by the Bureau is 502-582.

3. All former names of the Corporation are: None.

4. The date of filing of the original Articles of Incorporation was November 20, 1997.

        The following Articles of Incorporation are executed by the undersigned for the purpose of forming a profit corporation pursuant to the provisions of Act 284, Public Acts of 1972, as amended:

ARTICLE I

        The name of the Corporation is Macatawa Bank Corporation.

ARTICLE II

        The purpose, or purposes, for which the Corporation is organized is to engage in the business of a bank holding company to be registered under the Bank Holding Company Act of 1956, being 12 U.S.C. sections 1841 to 1850 and, without in any way being limited by the foregoing specific purpose, to engage in any activity within the purposes for which corporations may be organized under the Business Corporation Act of Michigan.

ARTICLE III

        The total number of shares of all classes of capital stock which the Corporation shall have the authority to issue is ten million (10,000,000) shares, of which nine million five hundred thousand (9,500,000) shares shall be common stock and five hundred thousand (500,000) shares shall be series preferred stock.

        The authorized shares of common stock are all of one class with equal voting power, and each share shall be equal to every other share.

        The shares of preferred stock may be divided into and issued in one or more series. The Board of Directors is hereby authorized to cause the preferred stock to be issued from time to time in one or more series, with such designations and such relative voting, dividend, liquidation and other rights, preferences and limitations as shall be stated and expressed in the resolution or resolutions providing for the issue of such preferred stock adopted by the Board of Directors. The Board of Directors by vote of a majority of the whole Board is expressly authorized to adopt such resolutions or resolutions and issue such stock from time to time as it may deem desirable.

ARTICLE IV

        The address of the registered office and mailing address is 106 East 8th Street, Holland, Michigan 49423. The name of the resident agent is Benj. A. Smith, III.

ARTICLE V

        When a compromise or arrangement, or a plan of reorganization of the Corporation, is proposed between the Corporation and its creditors, or any class of them, or between the Corporation and its shareholders, or any class of them, a court of equity jurisdiction within the state, on application of the Corporation, a creditor or shareholder thereof, or a receiver appointed for the Corporation, may order a meeting of the creditors, or class of creditors, or of the shareholders, or class of shareholders, to be affected by the proposed compromise, arrangement, or reorganization, to be summoned in such manner as the court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, or of the shareholders to be affected by the proposed compromise, arrangement, or reorganization, agree to a compromise or arrangement or to a reorganization of the Corporation as a consequence of the compromise or arrangement, the compromise or arrangement and the reorganization, if sanctioned by the court to which the application has been made, shall be binding on all the creditors or class of creditors, or on all the shareholders or class of shareholders, and also on the Corporation.

ARTICLE VI

        No director of the Corporation shall be personally liable to the Corporation or any of its shareholders for monetary damages for a breach of fiduciary duty as a director. However, this Article VI shall not eliminate or limit the liability of a director for any breach of duty, act or omission for which the elimination or limitation of liability is not permitted by the Michigan Business Corporation Act, as amended from time to time. No amendment, alteration, modification, repeal or adoption of any provision in these Articles of Incorporation inconsistent with this Article VI shall have any effect to increase the liability of any director of the Corporation with respect to any act or omission of such director occurring prior to such amendment, alteration, modification, repeal or adoption.

ARTICLE VII

        Directors and executive officers of the Corporation shall be indemnified as of right to the fullest extent now or hereafter permitted by law in connection with any actual or threatened civil, criminal, administrative or investigative action, suit or proceeding (whether brought by or in the name of the Corporation, a subsidiary or otherwise) in which a director or executive officer is a witness or which is brought against a director or executive officer in his or her capacity as a director, officer, employee, agent or fiduciary of the Corporation or of any corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which the director or executive officer was serving at the request of the Corporation. Persons who are not directors or executive officers of the Corporation may be similarly indemnified in respect of such service to the extent authorized at any time by the Board of Directors of the Corporation. The Corporation may purchase and maintain insurance to protect itself and any such director, executive officer or other person against any liability asserted against him or her and incurred by him or her in respect of such service whether or not the Corporation would have the power to indemnify him or her against such liability by law or under the provisions of this Article. The provisions of this Article shall be applicable to actions, suits or proceedings, arising from acts or omissions occurring after the filing of these Articles of Incorporation with the Corporation, Securities, and Land Development Bureau of the Michigan Department of Consumer and Industry Services, and to directors, executive officers and other persons who have ceased to render such service, and shall inure to the benefit of the heirs, executors and administrators of the directors, executive officers and other persons referred to in this Article. The right of indemnity provided pursuant to this Article shall not be exclusive and the Corporation may provide indemnification to any person, by agreement or otherwise, on such terms and conditions as the Board of Directors may approve that are not inconsistent with the Michigan Business Corporation Act (or other law). Any amendment, alteration, modification, repeal or adoption of any provision in the Articles of Incorporation inconsistent with this Article VII shall not adversely affect any indemnification right or protection of a director or executive officer of the Corporation existing at the time of such amendment, alteration, modification, repeal or adoption.

ARTICLE VIII

        Section 1.  Authority and Size of Board. The business and affairs of the corporation shall be managed by or under the direction of the Board of Directors. The number of directors of the corporation that shall constitute the Board of Directors shall be determined from time to time by resolution adopted by the affirmative vote of:

A. At least eighty percent (80%) of the Board of Directors, and

B. A majority of the Continuing Directors (as hereinafter defined).

        Section 2.  Classification of Board and Filling of Vacancies. Subject to applicable law, the directors shall be divided into three (3) classes, each class to be as nearly equal in number as possible. At each annual meeting of shareholders, the successors to the class of directors whose term shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting and until their successors shall be duly elected and qualified or their resignation or removal. Any vacancies in the Board of Directors for any reason, and any newly created directorships resulting from any increase in the number of directors, may be filled only by the Board of Directors, acting by an affirmative vote of a majority of the Continuing Directors (as hereinafter defined) and an eighty percent (80%) majority of all of the directors then in office, although less than a quorum, and any director so chosen shall hold office until the next election of the class for which the director was chosen and until his successor shall be duly elected and qualified or his resignation or removal. No decrease in the number of directors shall shorten the term of any incumbent director.

        Section 3.  Removal of Directors. Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws of the corporation (and notwithstanding the fact that some lesser percentage may be specified by law or by these Articles of Incorporation or the Bylaws of the corporation), any one or more directors of the corporation may be removed at any time, with or without cause, but only by either (i) the affirmative vote of a majority of the Continuing Directors and at least eighty percent (80%) of the Board of Directors or (ii) the affirmative vote, at a meeting of the shareholders called for that purpose, of the holders of at least eighty percent (80%) of the voting power of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (the "Voting Stock") voting together as a single class.

        Section 4.  Certain Definitions. For the purposes of this Article VIII:

A. A "person" shall mean any individual, firm, corporation or other entity.

B. "Interested Shareholder" shall mean any person, other than the corporation or any Subsidiary, who or which:

(i) is the beneficial owner, directly or indirectly, of ten percent (10%) or more of the voting power of the outstanding Voting Stock; or

(ii) is an Affiliate of the corporation and at any time within the two (2) year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of ten percent (10%) or more of the voting power of the then outstanding Voting Stock; or

(iii) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two (2) year period immediately prior to the date in question beneficially owned by any Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

C. A person shall be a "beneficial owner" of any Voting Stock:

(i) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

(ii) which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

(iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any 4 agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

D. For the purposes of determining whether a person is an Interested Shareholder pursuant to paragraph B of this Section 4, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section 4 but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

E. "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on the date this Article of the Articles of Incorporation is filed with the Corporation Division of the Michigan Department of Commerce.

F. "Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the corporation; provided, however, that for the purposes of the definition of Interested Shareholder set forth in paragraph B of this Section 4, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the corporation.

G. "Continuing Director" means any member of the Board of Directors of the corporation (the "Board") who is unaffiliated with the Interested Shareholder and was a member of the Board prior to the time that the Interested Shareholder became an Interested Shareholder, and any successor of a Continuing Director who is unaffiliated with the Interested Shareholder and is recommended to succeed a Continuing Director by a majority of Continuing Directors then on the Board.

        Section 5.  Powers of Continuing Directors. A majority of the Continuing Directors of the corporation shall have the power and duty to determine, on the basis of information known to them after reasonable inquiry, all facts necessary to determine compliance with this Article VIII, including without limitation (i) whether a person is an Interested Shareholder, (ii) the number of shares of Voting Stock beneficially owned by any person and (iii) whether a person is an Affiliate or Associate of another; and the good faith determination of a majority of the Continuing Directors on such matters shall be conclusive and binding for all the purposes of this Article VIII.

        Section 6.  Nominations for Board. Nominations for the election of directors may be made by the Board of Directors or by a shareholder entitled to vote in the election of directors. A shareholder entitled to vote in the election of directors, however, may make such a nomination only if written notice of such shareholder's intent to do so has been given, either by personal delivery or by United States mail, postage prepaid, and received by the Corporation (a) with respect to an election to be held at an annual meeting of shareholders, not later than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year's annual meeting (or, if the date of the annual meeting is changed by more than twenty (20) days from such anniversary date, within ten (10) days after the date the Corporation mails or otherwise gives notice of the date of such meeting), and (b) with respect to an election to be held at a special meeting of shareholders called for that purpose, not later than the close of business on the tenth (10th) day following the date on which notice of the special meeting was first mailed to the shareholders by the Corporation.

        Each shareholder's notice of intent to make a nomination shall set forth: (i) the name(s) and address(es) of the shareholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the shareholder (a) is a holder of record of stock of the Corporation entitled to vote at such meeting, (b) will continue to hold such stock through the date on which the meeting is held, and (c) intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by the shareholder; (iv) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated under Section 14 of the Securities Exchange Act of 1934, as amended, as now in effect or hereafter modified; and (v) the consent of each nominee to serve as a director of the Corporation if so elected. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the qualifications of such proposed nominee to serve as a director.

         No person shall be eligible for election as a director unless nominated (i) by a shareholder in accordance with the foregoing procedure or (ii) by the Board of Directors.

ARTICLE IX

        The Board of Directors of the Corporation shall submit for consideration and vote by the shareholders, at any meetings of the shareholders, only those proposals that are first brought before the meeting by or at the direction of the Board of Directors, or by any shareholder entitled to vote at such meeting (a) who submits to the Corporation a timely Notice of Proposal in accordance with the requirements of this Article IX and the proposal is a proper subject for action by shareholders under Michigan law, or (b) whose proposal is included in the Corporation's proxy materials in compliance with all the requirements set forth in the applicable rules and regulations in the Securities and Exchange Commission.

        Each shareholder's Notice of Proposal shall set forth:

(a) The name and address of the shareholder submitting the proposal, as they appear on the Corporation's books and records;

(b) A representation that the shareholder (i) is a holder of record of stock of the Corporation entitled to vote at such meeting, (ii) will continue to hold such stock through the date on which the meeting is held, and (iii) intends to appear in person or by proxy at the meeting to submit the proposal for shareholder vote;

(c) A brief description of the proposal desired to be submitted to the meeting for shareholder vote and the reasons for conducting such business at the meeting; and

(d) A description of any financial or other interest of such shareholder in the proposal.

        A Notice of Proposal must be given, either by personal delivery or by United States mail, postage prepaid, and received by the Corporation (a) with respect to a proposal to be presented at an annual meeting of shareholders, not later than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year's annual meeting (or, if the date of the annual meeting is changed by more than twenty (20) days from such anniversary date, within ten (10) days after the date the Corporation mails or otherwise gives notice of the date of such meeting), and (b) with respect to a proposal to be presented at a special meeting of shareholders, not later than the close of business on the tenth (10th) day following the date on which notice of the special meeting was first mailed to the shareholders by the Corporation.

        The secretary of the Corporation shall notify a shareholder in writing whether his or her Notice of Proposal has been made in accordance with all the requirements of this Article IX. The chairman of the meeting may refuse to acknowledge the proposal of any shareholder not made in compliance with all such requirements.

ARTICLE X

        Except as otherwise required by law, any action required or permitted to be taken on or after February 18, 1998 by any shareholders of the Corporation must be effected at a duly called annual or special meeting of such shareholders and may not be effected by any consent in writing by such shareholders. Except as may be otherwise required by law, special meetings of shareholders of the Corporation may be called only by the Board of Directors or the Chairman of the Board.

ARTICLE XI

        Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of at least 80% of the outstanding shares of voting stock of the corporation, voting as a single class, shall be required to amend or repeal Article VIII, Article IX, Article X, or Article XI of these Articles of Incorporation or to adopt any provision inconsistent therewith, unless, such amendment or repeal or inconsistent provision has been recommended for approval by at least 80% of all directors then holding office and by a majority of the Continuing Directors. The term "Continuing Directors" is defined in Article VIII.

ARTICLE XII

        Section 1.  Matters to be Evaluated. The Board of Directors of this corporation shall not approve, adopt or recommend any offer of any person or entity, other than the corporation, to make a tender or exchange offer for any capital stock of the corporation, to merge or consolidate the corporation with any other entity or to purchase or otherwise acquire all or substantially all of the assets or business of the corporation unless and until the Board of Directors shall have first evaluated the offer and determined that the offer would be in compliance with all applicable laws and that the offer is in the best interests of the corporation and its shareholders. In connection with its evaluation as to compliance with laws, the Board of Directors may seek and rely upon an opinion of legal counsel independent from the offeror and it may test such compliance with laws in any state or federal court or before any state or federal administrative agency which may have appropriate jurisdiction. In connection with its evaluation as to the best interests of the corporation and its shareholders, the Board of Directors shall consider all factors which it deems relevant, including without limitation: (i) the adequacy and fairness of the consideration to be received by the corporation and/or its shareholders under the offer considering historical trading prices of the corporation's stock, the price that might be achieved in a negotiated sale of the corporation as a whole, premiums over trading prices which have been proposed or offered with respect to the securities of other companies in the past in connection with similar offers and the future prospects for this corporation and its business; (ii) the potential social and economic impact of the offer and its consummation on this corporation, and its subsidiaries and their respective employees, depositors and other customers and vendors; (iii) the potential social and economic impact of the offer and its consummation on the communities in which the corporation and any subsidiaries operate or are located; (iv) the business and financial condition and earnings prospects of the proposed acquiror or acquirors; and (v) the competence, experience and integrity of the proposed acquiror or acquirors and its or their management.

        Section 2.  Amendment, Repeal, etc. Notwithstanding any other provision of these Articles of Incorporation or the Bylaws of the corporation to the contrary (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the corporation), the affirmative vote of the holders of eighty percent (80%) or more of the outstanding shares of capital stock entitled to vote for the election of directors, voting together as a single class, shall be required to amend, repeal or adopt any provision inconsistent with this Article XII; provided, however, that this Article XII shall be of no force or effect if the proposed amendment, repeal or other action has been recommended for approval by at least eighty percent (80%) of all directors then holding office.

        These Restated Articles of Incorporation were duly adopted on the 26th day of January, 1998, in accordance with the provisions of Section 642 of the Act and were duly adopted by written consent of all the shareholders entitled to vote in accordance with Section 407(2) of the Act.

        Signed this 26th day of January, 1998.

By /s/ Benj. A. Smith, III Benj. A. Smith, III President

EXHIBIT 99-1

I, Benj. A. Smith III, Chief Executive Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: August 13, 2002

/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer

EXHIBIT 99-2

I, Jon Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)        the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: August 13, 2002

/s/ Jon Swets Jon Swets Senior Vice President and Chief Financial Officer