Form 10-Q
period 2002-09-30
MACATAWA BANK CORP
filed 2002-11-14
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25927

MACATAWA BANK CORPORATION
(Exact name of issuer as specified in its charter)

Michigan (State of other jurisdiction of incorporation or organization)	38-3391345 (I.R.S. Employer Identification No.)

160 South Waverly Road, Holland, Michigan 49423
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
Yes   X      No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,891,508 shares of the Company’s Common Stock (no par value) were outstanding as of November 8, 2002.

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

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk.......................................................................................

Item 4.
	Controls and Procedures...............................................................................	3 8 17 24 26
Part II.	Other Information:
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

Item 5.
Other Information.........................................................................................

Item 6.
	Exhibits and Reports on Form 8-K..............................................................	27 27 27 27 27 27
Signatures............................................................................................................................		28

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION CONSOLIDATED BALANCE SHEETS As of September 30, 2002 (unaudited) and December 31, 2001
                                                                             September 30,            December 31,
(dollars in thousands except share data)                                          2002                   2001
                                                                              ------------            ----------
                                                                                  (unaudited)
ASSETS
   Cash and due from banks...........................................                  $35,238           $29,680
   Federal funds sold................................................                      ---             4,000
   Short-term investments............................................                      ---               518
                                                                                    ----------          --------
      Cash and cash equivalents......................................                   35,238            34,198

   Securities available for sale.....................................                   85,125            63,606
   Securities held to maturity.......................................                    4,345               710
   Federal Home Loan Bank stock......................................                    5,160             3,782
   Loans held for sale...............................................                   13,905             4,571

   Total loans.......................................................                  924,380           545,693
   Allowance for loan losses.........................................                  (12,925)           (7,699)
                                                                                    ----------          --------
                                                                                       911,455           537,994

   Premises and equipment - net......................................                   20,868            14,850
   Accrued interest receivable.......................................                    4,588             3,247
   Acquisition intangibles...........................................                   27,317              ---
   Other assets......................................................                    6,835             7,245
                                                                                    ----------          --------

      Total assets...................................................               $1,114,836          $670,203
                                                                                    ==========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
      Noninterest-bearing............................................                  $90,937           $60,829
      Interest-bearing...............................................                  787,037           465,363
                                                                                    ----------          --------
         Total.......................................................                  877,974           526,192

  Federal funds purchased............................................                   12,200              ---
  Federal Home Loan Bank advances....................................                   97,309            75,638
  Note payable.......................................................                    5,009              ---
  Accrued expenses and other liabilities.............................                   10,473             1,871
                                                                                    ----------          --------
          Total liabilities..........................................                1,002,965           603,701

   Shareholders' equity
   Preferred stock, no par value, 500,000 shares
      authorized; no shares issued and outstanding
   Common stock, no par value, 20,000,000 shares
      authorized; 7,888,066 shares and 5,307,201
      issued and outstanding as of September 30, 2002 and
      December 31, 2001, respectively................................                  105,169            62,334
   Retained earnings.................................................                    3,805             3,180
   Accumulated other comprehensive income............................                    2,897               988
                                                                                    ----------          --------
      Total shareholders' equity.....................................                  111,871            66,502
                                                                                    ----------          --------

   Total liabilities and shareholders' equity........................               $1,114,836          $670,203
                                                                                    ==========          ========
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENTS OF INCOME Three and Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)
(dollars in thousands except                  Three Months       Three Months       Nine Months       Nine Months
per share data)                                  Ended               Ended             Ended             Ended
                                              September 30,      September 30,     September 30,     September 30,
                                                 2002                2001               2002             2001
                                                 ----                ----               ----             ----
Interest income                               (unaudited)         (unaudited)       (unaudited)       (unaudited)
   Loans, including fees..............                $14,559        $9,998             $37,934         $29,215
   Securities.........................                  1,251         1,110               3,399           2,812
                                                      -------       -------             -------         -------
      Total interest income...........                 15,810        11,108              41,333          32,027

Interest expense
   Deposits...........................                  5,135         4,503              13,452          13,396
   Other..............................                  1,201           930               3,435           2,930
                                                      -------       -------             -------         -------
      Total interest expense..........                  6,336         5,433              16,887          16,326

Net interest income...................                  9,474         5,675              24,446          15,701

Provision for loan losses.............                    705           565               2,331           1,589
                                                      -------       -------             -------         -------

Net interest income after
  provision for loan losses...........                  8,769         5,110              22,115          14,112

Noninterest income
   Service charges on deposit accounts                    609           447               1,615           1,149
   Mortgage production revenue........                    684           222               1,327             709
   Trust fees.........................                    621           170               1,365             507
   Other..............................                    155            85                 432             224
                                                      -------       -------             -------         -------
      Total noninterest income........                  2,069           924               4,739           2,589

Noninterest expense
   Salaries and benefits..............                  3,580         2,231               8,984           6,138
   Occupancy  ........................                    504           308               1,353             879
   Furniture and equipment ...........                    595           389               1,571           1,116
   Legal and professional fees........                    181            99                 462             236
   Advertising........................                    166            98                 442             344
   Data processing....................                    214           107                 539             309
   Shareholder services...............                     65            38                 181             120
   Supplies...........................                    125           110                 347             287
   Other .............................                  1,328           651               3,156           1,848
                                                      -------       -------             -------         -------
      Total noninterest expenses......                  6,758         4,031              17,035          11,277

Income before federal income tax......                  4,080         2,003               9,819           5,424

Federal income tax....................                  1,345           652               3,221           1,780
                                                      -------       -------             -------         -------

Net income............................                $ 2,735       $ 1,351             $ 6,598         $ 3,644
                                                      =======       =======             =======         =======

Basic earnings per share..............                   $.34          $.25                $.92            $.81
Diluted earnings per share............                   $.34          $.24                $.91            $.80
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)
(dollars in thousands except                                                           Accumulated
per share data)                                                                           Other               Total
                                                    Common           Retained         Comprehensive       Shareholders'
                                                     Stock           Earnings            Income              Equity
                                                  -----------        --------            ------            ----------

Balance, January 1, 2001.................             $36,890           $1,137            $ 101               $38,128

Net income for nine months ended
   September 30, 2001....................                                3,644                                  3,644

Other comprehensive income, net of tax:
     Unrealized gains/losses on securities                                                1,260                 1,260
                                                                                                              -------
        Comprehensive income.............                                                                       4,904

Net proceeds from sale of stock..........              23,679                                                  23,679
Proceeds from exercise of stock options..                   2                                                       2

Issued 111,773 shares in payment
   of 3% stock dividend..................               1,763           (1,766)                                    (3)
Cash dividends at $.20 per share.........                                 (882)                                  (882)
                                                      -------          --------         -------               --------

Balance, September 30, 2001..............             $62,334          $ 2,133          $ 1,361               $65,828
                                                      =======          =======          =======               =======

Balance, January 1, 2002.................             $62,334           $3,180            $ 988               $66,502

Net income for nine months ended
   September 30, 2002....................                                6,598                                  6,598

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities.                                                 1,299                 1,299
   Unrealized gain on derivative instruments                                                610                   610
                                                                                                              -------
        Comprehensive income.............                                                                       8,507

Issued 2,472,015 shares for acquisition of
GBFC, adjusted for stock dividend........              39,817                                                  39,817
Conversion of GBFC stock options.........                 987                                                     987

Proceeds from exercise of 11,495 stock options             61                                                      61

Repurchase of 115,000 shares.............              (2,300)                                                 (2,300)

Issued 212,355 shares in payment
   of 4% stock dividend..................               4,270           (4,277)                                    (7)
Cash dividends at $.24 per share.........                               (1,696)                                (1,696)
                                                      -------          --------         -------               --------

Balance, September 30, 2002..............            $105,169           $ 3,805         $ 2,897               $111,871
                                                     ========           =======         =======               ========
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)
(dollars in thousands)                                                     Nine Months               Nine Months
                                                                              Ended                     Ended
                                                                        September 30, 2002        September 30, 2001
                                                                        ------------------        ------------------
                                                                             (unaudited)               (unaudited)
Cash flows from operating activities
   Net income.....................................................                $6,598                  $3,644
   Adjustments to reconcile net income to net
      cash from operating activities:
         Depreciation and amortization............................                 1,737                   1,012
         Provision for loan losses................................                 2,331                   1,589
         Gain on sale of loans....................................               (1,327)                   (709)
         Loans originated for sale................................             (132,573)                (85,859)
         Proceeds from sales of loans.............................               124,566                  86,568
         Net change in:
            Accrued interest receivable and other assets..........                 3,820                   (326)
            Accrued expenses and other liabilities................                 2,993                     378
                                                                                --------                --------
               Net cash from operating activities.................                 8,145                   6,297

Cash flows from investing activities
   Net increase in loans..........................................             (129,448)                (96,259)
   Purchase of Federal Home Loan Bank Stock.......................                 (584)                   (579)
   Purchases of securities available for sale.....................              (24,505)                (45,371)
   Proceeds from maturities and calls of securities available for
    sale..........................................................                10,599                  31,000
   Principal paydowns on securities...............................                 1,678                     ---
   Cash received from acquisition of GBFC.........................                21,390                     ---
   Additions to premises and equipment............................               (6,725)                 (2,953)
                                                                                --------                --------
        Net cash used in investing activities.....................             (127,595)               (114,162)

Cash flows from financing activities
   Net increase in deposits.......................................               105,722                 103,871
   Net (decrease) increase in short term borrowings...............                12,200                 (6,200)
   Proceeds from Federal Home Loan Bank advances..................                20,264                  16,852
   Repayments of Federal Home Loan Bank advances..................              (13,754)                 (5,264)
   Repayments of notes payable....................................                   ---                 (4,000)
   Cash dividends paid............................................               (1,703)                   (885)
   Shares repurchased.............................................               (2,300)                     ---
   Proceeds from sale of stock and exercises of options...........                    61                  23,681
                                                                                --------                --------
        Net cash from financing activities........................               120,490                 128,055

Net change in cash and cash equivalents...........................                 1,040                  20,190

Cash and cash equivalents at beginning of period..................                34,198                  26,305
                                                                                --------                --------

Cash and cash equivalents at end of period........................              $ 35,238                $ 46,495
                                                                                ========                ========

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (continued) Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)
(dollars in thousands)                                                     Nine Months               Nine Months
                                                                              Ended                     Ended
                                                                        September 30, 2002        September 30, 2001
                                                                        ------------------        ------------------

Supplemental disclosures of cash flow information
       Cash paid during the period for:
         Interest.................................................               $16,690                  $16,148
         Income taxes.............................................                 1,900                    2,494
       Noncash investing and financing activities:
         GBFC acquistion:
            Securities acquired (including FHLB stock)............                11,864                      ---
            Loans acquired........................................               246,344                      ---
            Premises and equipment acquired.......................                   656                      ---
            Acquisition intangibles recorded......................                27,578                      ---
            Other assets acquired.................................                 4,142                      ---
            Deposits assumed......................................               246,060                      ---
            Borrowings assumed....................................                20,170                      ---
            Other liabilities assumed.............................                 4,940                      ---
            Value of common stock issued and converted stock options              40,804                      ---

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2001 Annual Report containing financial statements for the year ended December 31, 2001.

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

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Macatawa Bank and Grand Bank (the “Banks”) and Macatawa Bank Brokerage Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $23.9 million. Intangible assets recorded for the acquisition that are subject to amortization are as follows in thousands of dollars as of September 30, 2002:

                                                    Gross Amount                Accumulated Amortization
                                                    ------------                ------------------------
Core deposit intangible.............                   $3,185                             $191
Trust relationships.................                      478                               70

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

Both the core deposits and trust relationships intangibles are being amortized on an accelerated basis over a period of ten years. Amortization expense through September 30, 2002 was $261,000. Estimated amortization expense for the next five years is as follows in thousands of dollars:

         2002..............  $392
         2003..............   484
         2204.............    440
         2005.............    406
         2006............     378

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed were as follows, stated in thousands of dollars:

         Cash and cash equivalents                   $21,390
         Securities                                   11,070
         Loans                                       246,344
         Acquisition intangibles                      27,578
         Deposits                                   (246,060)
         Other borrowings                            (20,170)

The consolidated statements of income reflect the operating results of GBFC since the effective date of the acquisition. The following table presents pro forma information for the nine months ended September 30 as if the acquisition of GBFC had occurred at the beginning of both 2002 and 2001. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                   Nine Months      Nine Months
                                                      Ended            Ended
                                                  September 30,    September 30,
                                                      2002             2001
                                                      ----             ----
                                                            (proforma)
Interest income                                      $44,861           $44,351
Interest expense                                      18,481            22,115
                                                    --------          --------
         Net interest income                          26,380            22,236
Provision for loan losses                              2,704             2,118
                                                    --------          --------
         Net interest income after provision          23,676            20,118
Noninterest income                                     5,752             4,950
Noninterest expense                                   18,955            16,768
                                                    --------          --------
         Income before federal income tax             10,473             8,300
Federal income tax expense                             3,434             2,792
                                                    --------          --------
         Net income                                   $7,039            $5,508
                                                      ======            ======

         Basic earnings per share                       $.88              $.79
         Diluted earnings per share                     $.87              $.79

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the quarters and nine months ended September 30, 2002 and September 30, 2001 are as follows (dollars in thousands except per share data):

                                                Three Months      Three Months       Nine Months      Nine Months
                                                   Ended              Ended             Ended            Ended
                                               September 30,     September 30,     September 30,     September 30,
                                               -------------     -------------     -------------     -------------
                                                    2002              2001              2002              2001
                                                    ----              ----              ----              ----

Basic earnings per share
   Net income................................       $   2,735        $   1,351          $   6,598      $   3,644
                                                    ---------        ---------          ---------      ---------
   Weighted average common
      shares outstanding.....................       7,965,566        5,490,933          7,171,163      4,500,816
                                                    ---------        ---------          ---------      ---------

   Basic earnings per share..................       $    0.34        $    0.25          $    0.92      $    0.81
                                                    =========        =========          =========      =========

Diluted earnings per share
   Net income................................       $   2,735        $   1,351          $   6,598      $   3,644
                                                    ---------        ---------          ---------      ---------
   Weighted average common
      shares outstanding.....................       7,965,566        5,490,933          7,171,163      4,500,816
   Add:  Dilutive effects of assumed
      exercise of stock options..............         130,711           47,569            109,311         36,772
                                                    ---------        ---------          ---------      ---------

   Weighted average common and
      dilutive potential common
      shares outstanding.....................       8,096,277        5,538,502          7,280,474      4,537,588
                                                    ---------        ---------          ---------      ---------

     Diluted earnings per share..............       $     .34        $    0.24          $    0.91      $    0.80
                                                    =========        =========          =========      =========

Stock options for 10,000 shares of common stock were not considered in computing diluted earnings per share for the quarter and nine months ended September 30, 2002 because they were antidilutive. Stock options for 2,080 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2001 because they were antidilutive. There were no antidilutive shares for the quarter ended September 30, 2001.

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 - SECURITIES

The amortized cost and fair values of securities available for sale were as follows (in thousands):

                                                                    Gross               Gross
                                               Amortized         Unrealized           Unrealized
                                                  Cost              Gains               Losses            Fair Values
                                               ----------        -----------         ------------         -----------
September 30, 2002
------------------
Available for sale:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........       $69,189           $ 2,689               $  (1)              $71,877
  State and municipal bonds................        12,471               777                                    13,248
                                                  -------           -------               ------              -------
                                                  $81,660           $ 3,466               $  (1)              $85,125
                                                  =======           =======               ======              =======

Held to maturity:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........        $1,650               $12               $  ---               $1,662
  State and municipal bonds................         2,695               103                  ---                2,798
                                                  -------           -------               ------              -------
                                                   $4,345             $ 115               $  ---               $4,460
                                                   ======             =====               ======               ======

                                                                    Gross               Gross
                                               Amortized         Unrealized           Unrealized
                                                  Cost              Gains               Losses            Fair Values
                                               ----------        -----------         ------------         -----------
December 31, 2001
-----------------
Available for sale:
   U. S. Treasury securities and obligations
      of U. S. Government agencies.........       $53,875            $1,412             $    ---              $55,287
  State and municipal bonds................         8,234               112                 (27)                8,319
                                                  -------            ------             --------              -------
                                                  $62,109            $1,524             $   (27)              $63,606
                                                  =======            ======             ========              =======

Held to maturity:
  State and municipal bonds................         $ 710               ---             $   (61)              $   649
                                                    =====                               ========              =======

Contractual maturities of debt securities at September 30, 2002 were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Held to Maturity Securities               Available for Sale Securities
                                Amortized Cost         Fair Values         Amortized Cost               Fair Values
                                --------------         -----------         --------------               -----------
Due before to five years......          $1,650              $1,662                $64,733                   $67,330
Due from five to ten years....             640                 640                  7,703                     8,138
Due after ten years...........           2,055               2,158                  9,224                     9,657
                                       -------             -------                -------                   -------
   Total                               $ 4,345             $ 4,460                $81,660                   $85,125
                                       =======             =======                =======                   =======

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – LOANS

Loans were as follows (in thousands):

                                                                             September 30,          December 31,
                                                                                 2002                   2001
                                                                             ------------            ----------

     Commercial........................................................          $700,243               $403,421
     Mortgage..........................................................            95,105                 67,655
     Consumer..........................................................           129,032                 74,617
                                                                                 --------               --------
                                                                                  924,380                545,693
     Allowance for loan losses.........................................           (12,925)                (7,699)
                                                                                 ---------              ---------
                                                                                 $911,455               $537,994
                                                                                 ========               ========

Activity in the allowance for loan losses was as follows (in thousands):

                                        Three months     Three months      Nine months ended    Nine months ended
                                            ended            ended        September 30, 2002   September 30, 2001
                                       September 30,    September 30,     ------------------   ------------------
                                            2002             2001
                                            ----             ----
     Balance at beginning of period.         $12,430           $6,653                 $7,699               $5,854
          Balances from GBFC
            acquisition                          ---              ---                  3,464                  ---
          Provision for loan losses.             705              565                  2,331                1,589
       Charge-offs..................            (285)             (79)                  (800)                (337)
       Recoveries...................              75               38                    231                   71
                                             -------           ------                -------               ------
     Balance at end of period.......         $12,925           $7,177                $12,925               $7,177
                                             =======           ======                =======               ======

NOTE 8 - DEPOSITS.

Deposits are summarized as follows (in thousands):

                                                                             September 30,          December 31,
                                                                                 2002                   2001
                                                                             ------------            ----------

Noninterest-bearing demand deposit accounts.....................                 90,937                 60,829
Money market accounts...........................................                238,496                175,835
NOW and Super NOW accounts......................................                126,333                 71,544
Savings accounts................................................                 27,593                 18,397
Certificates of deposit.........................................                394,615                199,587
                                                                               --------               --------
                                                                               $877,974               $526,192
                                                                               ========               ========

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):

                                                                     September 30,                December 31,
                                                                          2002                        2001
                                                                     --------------              --------------
Maturities from November 2002 through
    December 2010, fixed rates from 2.76% to
    6.95%, averaging 5.21%...........................                    $97,309
                                                                         =======

Maturities from April 2002 through December 2010, fixed rates from 2.76% to fixed rates from 2.76% to 6.68%, averaging
    5.22%  ..........................................                                                $75,638
                                                                                                     =======

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $74,497,000 and $54,233,000 at September 30, 2002 and December 31, 2001, and first mortgage loans totaling $110,013,000 and $65,496,000 under a blanket lien arrangement at September 30, 2002 and December 31, 2001, respectively.

Maturities as of September 30, 2002 were as follows (in thousands):

            2002...................                $4,000
            2003...................                19,455
            2004...................                23,312
            2005...................                17,500
            2008...................                 1,346
            2009...................                 5,696
            2010...................                26,000
                                                  -------
                                                  $97,309
                                                  =======

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

In May 2002 the Company entered into a three-year interest rate swap arrangement that converts the variable rate cash inflows on certain of its loans to fixed rates of interest. This interest rate swap bears a notional amount of $20 million, pays interest to the Company at a fixed rate, and requires interest payments from the Company at a variable rate. It is anticipated that approximately $232,000 net of tax, of unrealized gains on this cash flow hedge at September 30, 2002 will be reclassified to earnings over the next twelve months.

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

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At September 30, 2002 and December 31, 2001, actual capital levels and minimum required levels for the Company and the Banks were (in thousands):

                                                                                                     To Be Well
                                                                           Minimum Required       Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                        Actual             Adequacy Purposes     Action Regulations
                                                        ------             -----------------     ------------------
                                                   Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                   ------       -----      ------      -----      ------      -----
September 30, 2002
------------------
Total capital (to risk weighted assets)
   Consolidated.............................         $94,533    10.1%        $74,849     8.0%       $93,561    10.0%
   Macatawa Bank............................          68,949    10.4          53,233     8.0         66,542    10.0
   Grand Bank...............................          28,729    10.6          21,632     8.0         27,040    10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................          82,838     8.9          37,425     4.0         56,137     6.0
   Macatawa Bank............................          60,631     9.1          26,617     4.0         39,925     6.0
   Grand Bank...............................          20,849     7.7          10,816     4.0         16,224     6.0
Tier 1 capital (to average assets)
   Consolidated.............................          82,838     7.7          43,216     4.0         54,020     5.0
   Macatawa Bank............................          60,631     7.7          31,566     4.0         39,457     5.0
   Grand Bank...............................          20,849     7.2          11,516     4.0         14,395     5.0

December 31, 2001
-----------------
Total capital (to risk weighted assets)
   Consolidated.............................         $72,573    12.9%        $45,175     8.0%       $56,468    10.0%
   Macatawa Bank............................          58,264    10.3          45,159     8.0         56,449    10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................          65,514    11.6          22,587     4.0         33,881     6.0
   Macatawa Bank............................          51,208     9.1          22,579     4.0         33,869     6.0
Tier 1 capital (to average assets)
   Consolidated.............................          65,514    10.1          25,838     4.0         32,297     5.0
   Macatawa Bank............................          51,208     7.9          25,830     4.0         32,287     5.0

The Company and the Banks were categorized as well capitalized at September 30, 2002 and year-end 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and is the bank holding company for two wholly owned banking subsidiaries, Macatawa Bank and Grand Bank, as well as Macatawa Bank Brokerage Services. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operates from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), and its results are included in the consolidated statements of income since this effective date. Both Macatawa Bank and Grand Bank are Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation. The banks operate sixteen branch offices and three lending and operational service facilities, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Bank Brokerage Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Bank Brokerage Services provides various brokerage services including discount brokerage, personal financial planning and consultation regarding mutual funds. Macatawa Bank Mortgage Company and Grand Bank Mortgage Company, subsidiaries of Macatawa Bank and Grand Bank, respectively, originate and sell residential mortgage loans into the secondary market on a servicing released basis.

To achieve further synergies from the Grand Bank acquisition, the Company plans to merge Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. This is expected to create more operational efficiencies and simplify service to customers.

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

The West Michigan markets within which we operate are vibrant and growing markets. Because of their growth and our ability to provide highly personalized service, these markets have provided significant expansion opportunities for us. In addition, acquisitions of banks within our markets by large banking institutions headquartered far away have provided us additional opportunity to gain market share. Grand Rapids is the largest market within West Michigan. It is also the market where we hold the least share in percent relative to the other markets within which we operate, and therefore presents great opportunity. We will be opening a new location in the Forest Hills area of Grand Rapids and anticipate at least two additional branch openings in Grand Rapids over the next two years. We also have plans for branch openings in other key areas of our markets that we are not yet fully servicing. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to all of these expansion opportunities.

Financial Condition

With the acquisition effective April 1, 2002, the consolidated balance sheet as of September 30, 2002 includes the effect of GBFC. A schedule of the significant GBFC assets and liabilities acquired is contained in Note 4 to the Consolidated Financial Statements.

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

The amount of goodwill recorded in this transaction relative to the smaller amounts of identified intangible assets and lack of intangibles related to loan and deposit customer lists reflects that the value of GBFC related primarily to the foundation it provides to further build our presence in the Grand Rapids market. The value of this foundation lies with the GBFC workforce, their customer service orientation and their relationships within the community. The amount of the core deposits intangible asset recorded is small relative to the total purchase price and reflects that the GBFC deposit portfolio was weighted towards higher interest rate account types.

Our total assets were $1.115 billion at September 30, 2002, an increase of $444.6 million as compared to $670.2 million at December 31, 2001. In addition to the $313.0 million in assets added from the GBFC acquisition, assets grew by $131.6 million during the period. We believe the continued strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks.

Securities available for sale totaled $85.1 million at September 30, 2002, which is an increase of $21.5 million from $63.6 million at December 31, 2001. Of the increase, $11.1 million relates to securities from the GBFC acquisition and the remaining relates to additional purchases of securities as a means of strengthening our liquidity. We expect continued growth of our securities portfolio generally consistent with growth of our company in order to maintain appropriate levels of liquidity.

Our total portfolio loans at September 30, 2002 were $924.4 million, an increase of $378.7 million as compared to December 31, 2001. In addition to the $246.3 million in loans added from the GBFC acquisition, loans grew by $132.4 million during the nine months ended September 30, 2002 continuing our consistent pattern of growth. Most of the growth was in commercial and commercial real estate loans. Commercial and commercial real estate loans accounted for approximately 76% of the Banks’ total loan portfolio at September 30, 2002, up from 74% at December 31, 2001. Consumer loans comprised 14% of the portfolio, while residential mortgage loans were 10% of total loans at September 30, 2002. The types of loans and mix of the GBFC portfolio was very similar to our portfolio and as a result the overall mix of the combined loan portfolio did not change significantly upon acquisition.

The allowance for loan losses as of September 30, 2002 was $12.9 million, or 1.40% of total portfolio loans, compared to $7.7 million, or 1.41% of total loans at December 31, 2001. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, formula allowance for graded loans, and allocations based on historical trends for pools of similar loan types.

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

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. Since Grand Bank’s loan portfolio is seasoned, its loan loss trends are used in determining an adequate allowance for these pools of loans in addition to industry experience and peer information.

The allowance for loan losses increased by $3.5 million with the acquisition of GBFC and then continued to increase through September 30, 2002 due to increases in the formula allowance. The increase in formula allowance was as a result of the continued strong growth in loans. Asset quality improved during the nine months ended September 30, 2002 with the ratio of nonperforming loans to total loans decreasing to .26% compared to .43% at December 31, 2001. The decrease was attributable to the improved quality of individual credits previously deemed nonperforming and the low level of nonperforming loans in the Grand Bank portfolio. The continued increase in the allowance was deemed necessary despite the improvement in nonperforming loans to total loans given the growth in loans, the unseasoned nature of our portfolio and current soft economic conditions both on a national basis and locally.

Net charge-offs for the three and nine months ended September 30, 2002 totaled $210 thousand and $569 thousand, as compared to $41 thousand and $266 thousand for the same periods in 2001. While our net charge-off experience was higher during the current year, our credit losses on loans continue to be low relative to comparable banks. However, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and potential economic weakness, in our judgment, we have provided adequate reserves for loan losses, although there can be no assurance that the allowance for losses on loans will be adequate to cover all losses. We anticipate net charge-offs to continue at levels consistent with the first nine months for the balance of the year due to the overall weakness in the economy as well as delinquency trends in our commercial loan portfolio.

Premises and equipment totaled $20.9 million at September 30, 2002, an increase of $6.0 million from December 31, 2001. The increase resulted from costs incurred with construction underway for the company’s new headquarters building, as well as three new branch locations. The new headquarters location will allow us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. We expect the new headquarters facility to be completed by March of 2003. The new branch sites allow us to replace a leased storefront branch site in Wyoming with a full service branch, add a full service branch in a leased location in Byron Center, and add a new location in the Forest Hills area of Grand Rapids. The Byron Center branch opened for service in early April. The Forest Hills branch is expected to begin operations in early November 2002 and the relocated Wyoming branch is expected to begin operations by the end of November 2002. Only $656 thousand of the $6.0 million increase in premises and equipment related to the acquisition of GBFC.

Total deposits increased $351.8 million to $878.0 million at September 30, 2002, as compared to $526.2 million at December 31, 2001. In addition to the $242.4 million in deposits added from the GBFC acquisition, deposits grew by $109.4 million during the first nine months of this year. This internal growth in deposits was substantially a result of deposits from new customers. We continue to anticipate strong deposit growth based on our focus on quality customer service, the desire of customers to deal with a local bank, convenient accessibility through our growing branch network and our expanded opportunities in the Grand Rapids market as a result of the GBFC acquisition.

Federal Home Loan Bank Advances totaled $97.3 million at September 30, 2002 as compared to $75.6 million at December 31, 2001. We use FHLB Advances as an additional funding source to support asset growth. The GBFC acquisition added $15.7 million in FHLB Advances to the total which comprises most of the increase.

Results of Operations

Our income for the third quarter and the remainder of 2002 was and will continue to be impacted by the net income earned by Grand Bank. For pro forma information relative to the GBFC acquisition, please refer to Note 4 to the Consolidated Financial Statements.

Net income for the quarter ended September 30, 2002, was $2.74 million, an increase of 102% over the third quarter 2001. Diluted earnings per share for the third quarter of 2002 was $.34, a 42% increase over the third quarter of the prior year, reflecting both the increase in earnings but also the increase in outstanding shares. Average diluted shares outstanding increased by 46% over the third quarter of the prior year resulting from the issuance of common shares to acquire GBFC. Net income for the nine months ended September 30, 2002 was up 81% to $6.60 million compared to $3.64 million for the same period in the prior year. Earnings per share on a diluted basis were $.91 for the nine months year-to-date compared to $.80 for the same period in the prior year.

Net interest income for the third quarter of 2002 totaled $9.5 million, a 67% increase as compared to $5.7 million for the comparable period in 2001. Net interest income for the nine months ended September 30, 2002 was $24.4 million as compared to $15.7 million for the same period in the prior year. The net interest income growth for the three and nine month periods was driven entirely by growth of our earning assets. Average earning assets during the third quarter totaled $1.022 billion, as compared to $576.7 million during the same quarter in 2001. The acquisition of GBFC contributed $280.2 million to this increase in earning assets, however, the remaining $165.5 million was a result of our continued, steady growth. Net interest margin on earning assets was 3.67% for the third quarter of 2002, down from 3.91% in the third quarter of 2001. Net interest margin for the nine months ended September 30, 2002 was 3.68% compared to 3.97% for the same period in the prior year. The contraction in the net interest margin for the quarter and the nine months relates primarily to the lower net interest margin that GBFC carried compared to Macatawa, but also reflects a decrease in yield on earning assets resulting from the lowest prime rate level in over 40 years. We have continued to see strong loan growth, but customer preferences have been for floating rate loans that bear interest rates on average of 225 basis points lower than fixed rate commercial loans. This preference has altered our mix of variable versus fixed rate commercial loans and had also contributed to the decline in net interest margin.

While the year over year comparisons reflect decreases, there was a 9 basis point increase in net interest margin from the second quarter of this year to the third quarter. This improvement was accomplished primarily through repositioning of certain assets and liabilities. During the quarter, approximately $5 million in noninterest earning assets were converted into interest earning assets and lower yielding assets were converted into higher yielding assets by investing some of short-term investable funds into loans.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income, however, net interest margin is not expected to increase until short-term market interest rates begin to increase. Helping margin, maturities in our certificate of deposit portfolio continue to re-price at lower levels, however, to a lesser extent than earlier in the year. Derivative instruments as discussed in Note 10 to the consolidated financial statements have also mitigated some of the decline in net interest margin.

The following table shows an analysis of net interest margin for the three-month periods ending September 30, 2002 and 2001.

                                                                For the three months ended September 30,

                                         ----------------------------------------------------------------------------------
                                                          2002                                            2001
                                         ----------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                           Average       Earned       Yield              Average      Earned       yield
                                           Balance      or paid      Or cost             balance      Or paid     or cost
                                           -------      -------      -------             -------      -------     -------
                                                                      (Dollars in thousands)
Assets
------
Taxable securities.......................    $70,940        $ 929       5.25%              $54,646       $ 782       5.95%
Tax-exempt securities (1)................     14,016          166       7.31%                8,075          94       7.13%
Loans....................................    914,738       14,559       6.25%              490,208       9,998       8.02%
Fed funds sold...........................     17,537           75       1.66%               20,451         177       3.35%
Federal Home Loan Bank stock.............      5,160           81       6.16%                3,129          57       7.15%
                                          ----------       ------                         --------      ------
  Total interest earning assets..........  1,022,391       15,810       6.12%              576,509      11,108       7.64%

Noninterest earning assets
  Cash and due from banks................     34,086                                        31,448
  Other..................................     50,056                                        13,679
                                          ----------                                      --------
    Total assets......................... $1,106,533                                      $621,636
                                          ==========                                      ========

Liabilities
-----------
NOWs and MMDAs...........................   $367,531        1,507       1.63%             $217,470       1,590       2.89%
Savings..................................     27,326           69       1.01%               15,281          52       1.35%
IRAs.....................................     22,171          245       4.39%               12,354         183       5.90%
Time deposits............................    373,342        3,314       3.52%              189,648       2,678       5.60%
Fed funds borrowed.......................      2,022           10       2.00%                  ---         ---       0.00%
Other borrowings.........................    104,387        1,191       4.46%               62,588         930       5.82%
                                          ----------       ------                         --------      ------
  Total interest bearing liabilities.....    896,779        6,336       2.79%              497,341       5,433       4.32%

Noninterest bearing liabilities
  Noninterest bearing demand accounts....     87,411                                        54,900
  Other noninterest bearing liabilities..     10,334                                         4,578

Shareholders' equity.....................    112,009                                        64,817
                                          ----------                                      --------

    Total liabilities and shareholders'
     equity.............................. $1,106,533                                      $621,636
                                          ==========                                      ========

Net interest income......................                  $9,474                                       $5,675
                                                           ======                                       ======

Net interest spread......................                               3.32%                                        3.32%
Net interest margin......................                               3.67%                                        3.91%
Ratio of average interest earning assets to
  Average interest bearing liabilities...                 114.01%                          115.92%
(1)   Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the nine-month periods ending September 30, 2002 and 2001.

                                                                For the nine months ended September 30,

                                         ----------------------------------------------------------------------------------
                                                          2002                                            2001
                                         ----------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                           Average       Earned       Yield              Average      Earned       yield
                                           Balance      or paid      Or cost             Balance      Or paid     or cost
                                           -------      -------      -------             -------      -------     -------
                                                                      (Dollars in thousands)
Assets
------
Taxable securities.......................   $ 64,506      $ 2,587       5.35%             $ 48,686     $ 2,172       6.03%
Tax-exempt securities (1)................     12,346          433       7.24%                6,056         214       7.20%
Loans....................................    788,749       37,933       6.36%              457,661      29,215       8.44%
Fed funds sold...........................     13,190          166       1.64%                9,227         249       3.57%
Federal Home Loan Bank stock.............      4,645          214       6.10%                3,088         177       7.55%
                                            --------      -------                         --------     -------
  Total interest earning assets..........    883,436       41,333       6.23%              524,718      32,027       8.12%

Noninterest earning assets
  Cash and due from banks................     32,960
                                                                                            25,377
  Other..................................     37,120                                        12,334
                                            --------                                      --------
    Total assets.........................   $953,516                                      $562,429
                                            ========                                      ========

Liabilities
-----------
NOWs and MMDAs...........................   $321,877        3,926       1.63%             $194,819       4,829       3.31%
Savings..................................     23,742          223       1.26%               13,236         157       1.59%
IRAs.....................................     18,055          630       4.67%               11,352         516       6.08%
Time deposits............................    309,697        8,673       3.74%              175,409       7,894       6.02%
Fed funds borrowed.......................      4,795           71       1.96%                1,668          69       5.44%
Other borrowings.........................     94,638        3,364       4.69%               64,237       2,861       5.87%
                                            --------      -------                         --------     -------
  Total interest bearing liabilities.....    772,804       16,887       2.91%              460,721      16,326       4.73%

Noninterest bearing liabilities
  Noninterest bearing demand accounts....     77,091                                        49,111
  Other noninterest bearing liabilities..      7,481                                         3,574

Shareholders' equity.....................     96,140                                        49,023
                                            --------                                      --------

    Total liabilities and shareholders'
     equity..............................   $953,516                                      $562,429
                                            ========                                      ========

Net interest income......................                 $24,446                                      $15,701
                                                          =======                                      =======

Net interest spread......................                               3.31%                                        3.39%
Net interest margin......................                               3.68%                                        3.97%
Ratio of average interest bearing assets to
  Average interest bearing liabilities...                 114.32%                          113.89%
(1)   Yield adjusted to fully tax equivalent.

The provision for loan losses for the three and nine month periods ended September 30, 2002 were $705 thousand and $2.3 million, as compared to $565 thousand and $1.6 million for the same periods in the prior year. The amount of loan loss provision in all periods was a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the earlier discussion under Financial Condition. Along with other financial institutions, management shares a concern for the possible continuing soft economy during 2002. Should the economic climate continue to deteriorate borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the three and nine month periods ended September 30, 2002 were $2.1 million and $4.7 million, as compared to $924 thousand and $2.6 million for the same periods last year. All components of noninterest income increased compared to the prior year. The increased deposit service charge income is reflective of the expanded customer account base. Gain on sale of mortgage loans increased due to the continued refinancing activity from the low interest rate environment and the additional loan sale volume from Grand Bank. With long-term rates decreasing once again during the third quarter, we anticipate that our pipeline of mortgages is sufficient to sustain the level of mortgage sale gains achieved in the third quarter for the remainder of 2002. Trust fee income increased dramatically compared to the prior year primarily due to the addition of Grand Bank’s trust services. We continue to have success in building new trust customer relationships. Since trust fees are based upon the value of trust assets, the growth in customer relationships should result in increased fees; however, the increases due to new relationships are being offset by asset value decreases resulting from stock market declines experienced in 2002.

Noninterest expense totaled $6.8 million and $17.0 million for the three and nine month periods ended September 30, 2002 as compared to $4.0 million and $11.3 million for the same periods in the prior year. Salary and benefits increased by $1.3 million for the quarter and $2.8 million for the year-to-date period and was the primary category of increase in noninterest expense during these periods. Most of the increase for the quarter relates to the addition of the Grand Bank workforce, however, our continued growth has required additional staff as compared to the 2001 periods. The staff growth reflects the expansion required to handle the growing lending portfolios and operational personnel necessary to support increased customer activity. Other increases included occupancy and equipment expense, data processing, and other support related expenses, such as courier, telephone, postage, and outside services, all of which increased partially due to the GBFC acquisition. All of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated. Noninterest expense increased by 68% for the quarter whereas net interest income and noninterest income in total grew by 75%. The greater revenue growth versus expense growth resulted in an improved efficiency ratio of 58.6% for the third quarter as compared to 61.1% for the third quarter of last year. This improvement is a direct result of synergies achieved in the GBFC acquisition as well as continued better capacity usage of the branch network and operations.

Liquidity and Capital Resources

In conjunction with the acquisition of GBFC we issued 2,472,000 shares of stock in exchange for all of the outstanding stock of GBFC. GBFC’s regulatory capital ratios were at similar levels to ours upon acquisition and as a result, had minimal impact on our combined ratios of regulatory capital. At September 30, 2002, our Tier I Capital as a percent of average assets was 7.5%, and our total capital to risk-weighted assets was 10.1%, as compared to 10.1% and 12.9% respectively at December 31, 2001. The decrease in these regulatory capital ratios reflects our continued internal growth in assets. Additional capital may be required within the next year if our growth continues at its current pace.

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

One stock repurchase transaction in the amount of 115,000 shares took place during the third quarter of 2002 due to unusual shareholder circumstances. Further stock repurchase activity is not anticipated in the foreseeable future.

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

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of September 30, 2002.

                                             ‹3 Months     3-12 Months        1-5 Years  Over 5 Years     Total
Assets:
Fixed rate loans....................          $ 32,000           $69,011       $224,276          $31,964      $357,251
Variable rate loans.................           532,800             2,067         27,800            4,462       567,129
Taxable Securities..................             1,012             3,641         64,327            4,548        73,528
Tax-Exempt Securities...............               ---               ---            ---           15,942        15,942
Other Securities....................               ---               ---            ---            5,160         5,160
Short term investments..............               ---               ---            ---              ---           ---
Federal Funds Sold..................               ---               ---            ---              ---           ---
Loan Loss Reserve...................               ---               ---            ---              ---      (12,925)
Cash & Due From Banks...............               ---               ---            ---              ---        35,238
Fixed Assets........................               ---               ---            ---              ---        20,868
Other Assets........................               ---               ---            ---              ---        52,645
                                              --------          --------       --------          -------    ----------
   TOTAL                                      $565,812          $ 74,719       $316,403          $62,076    $1,114,836
                                              ========          ========       ========          =======    ==========

Liabilities:
Time deposits $100,000 and over.....            54,058            73,877        119,441               --       247,376
Time deposits under $100,000                    18,545            41,593         64,348               --       124,486
Repo's & Borrowed Money.............            26,708            11,954         42,812           33,043       114,517
Savings & IRAs......................            30,959             5,880         13,905               --        50,744
NOW & money market accounts                    364,431               ---            ---               --       364,431
Non-Interest Bearing Deposits.......               ---               ---            ---               --        90,937
Other Liabilities & Equity..........               ---               ---            ---               --       122,345
                                              --------          --------       --------          -------    ----------
   TOTAL                                      $494,701          $133,304       $240,506          $33,043    $1,114,836
                                              ========          ========       ========          =======    ==========

Period interest rate gap:...........            71,111          (58,585)         75,897           29,033
Cumulative interest rate gap:.......            71,111            12,526         88,423          117,456
Cumulative interest rate gap
to total assets.....................             6.38%             1.12%          7.93%           10.54%
Rate sensitive assets to rate
Sensitive liabilities...............              1.14              0.56           1.32             1.88
Cumulative rate sensitive assets to
Rate sensitive liabilities..........              1.14              1.02           1.10             1.13

The above table shows that total assets maturing or repricing within one year exceeded liabilities maturing within the same time period by $12.5 million indicating that we are asset sensitive in this time horizon. However, repricing and cash flows of various categories of assets and liabilities are subject to competitive and other influences that are beyond our control. Gap analysis also does not reflect the magnitude of interest rate changes on net interest income as a result of the various assets and liabilities shown as re-priceable within twelve months. As a result, various assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

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

The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of September 30, 2002 (dollars in thousands).

                                               Economic Value       Percent   Net Interest     Percent
Interest Rate Scenario                           of Equity          Change       Income        Change
Interest rates up 300 basis points                  $102,420        (3.42)%       $52,011      17.66%
Interest rates up 200 basis points                   104,690        (1.28)         49,387      11.73
Interest rates up 100 basis points                   106,463         0.40          46,785       5.84

No change in interest rates                          106,044                       44,203
Interest rates down 100 basis points                 105,720        (0.31)         40,974      (7.30)
Interest rates down 200 basis points                 108,801         2.60          36,720     (16.93)
Interest rates down 300 basis points                 115,785         9.19          31,385     (29.00)
The net interest income fluctuations in the above table reiterate our asset sensitive position identified by the gap table. The acquisition of GBFC did not significantly impact our interest rate risk profile as Grand Bank's asset and liability make-up was very similar to Macatawa's. If interest rates were to increase, this analysis suggests that we are well positioned for improvements in net interest income. Further, our balanced sensitivity in time horizons beyond one year results in little fluctuation in economic value of equity in the various rate shock scenarios. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; and client preferences.

Item 4:   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. None. Item 2. None. Item 3. None. Item 4. None. Item 5.	Legal Proceedings. Changes in Securities and Use of Proceeds. Defaults Upon Senior Securities. Submission of Matters to a Vote of Securities Holders. Other Information.

The Audit Committee of the Board of Directors approved the categories of all non-audit services performed by the company's independent accountants during the period covered by this report.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits -
99.1		Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on 8-K - None

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION
/s/ Benj. A. Smith, III Benj. A. Smith, III Chairman and Chief Executive Officer
/s/ Jon Swets Jon Swets Chief Financial Officer (Principal Financial and Accounting Officer)

DATE:   November 12, 2002

CERTIFICATIONS

I, Benj. A. Smith, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macatawa Bank Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer

I, Jon Swets, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macatawa Bank Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Jon Swets Jon Swets Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
99.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99-1

I, Benj. A. Smith III, Chief Executive Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 faily presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated:   November 12, 2002

/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer

EXHIBIT 99-2

I, Jon Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated:   November 12, 2002

/s/ Jon Swets Jon Swets Senior Vice President and Chief Financial Officer