Form 10-K
period 2002-12-31
MACATAWA BANK CORP
filed 2003-03-21
CIK 1053584

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

Commission file number 000-25927

MACATAWA BANK CORPORATION

(Exact name of registrant as specified in its charter)

MICHIGAN	38-3391345
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10717 Paw Paw Drive, Holland, Michigan 49424

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 820-1444

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock.

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ .

The registrant’s revenues for 2002 were $64,575,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $21.74 as of June 28, 2002, was $156,217,000 (common stock, no par value). As of March 10, 2003, there were outstanding 7,965,146 shares of the Company’s common stock (no par value). Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003 are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1:        Business

As used in this Annual Report, the terms “we,” “us,” “our” and “Macatawa” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.

General

Macatawa Bank Corporation is a Michigan corporation and is a financial holding company and the bank holding company for two wholly owned banking subsidiaries, Macatawa Bank and Grand Bank, as well as Macatawa Bank Brokerage Services. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), and its results are included in the consolidated statements of income since this effective date. Both Macatawa Bank and Grand Bank are Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation. The banks operate seventeen branch offices and three lending and operational service facilities offering commercial and personal banking services, including checking and savings accounts (including certificates of deposit), safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Bank Brokerage Services was formed in October 2001 and gained approval in June 2002 from the NASD to commence operations as a broker/dealer. Macatawa Bank Brokerage Services provides various brokerage services including discount brokerage, personal financial planning and consultation regarding mutual funds. Macatawa Bank Mortgage Company and Grand Bank Mortgage Company, subsidiaries of Macatawa Bank and Grand Bank, respectively, originate and sell residential mortgage loans into the secondary market on a servicing released basis. As of December 31, 2002, we had total assets of $1.2 billion, total deposits of $920.9 million, approximately 64,000 deposit accounts and shareholders’ equity of $114.0 million.

To achieve further synergies from the Grand Bank acquisition, we merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. At the same time, Grand Bank Mortgage Company was merged into Macatawa Bank Mortgage Company.

Our administrative office is located at 10717 Paw Paw Drive, Holland, Michigan 49424, and our telephone number is

(616) 820-1444. Our internet website address is www.macatawabank.com. We make available free of charge through this website our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

Residential Real Estate Loans.    We originate residential mortgage loans, which are generally long-term with either fixed or variable interest rates. Our general policy, which is subject to review by our management as a result of changing market and economic conditions and other factors, is to sell in the secondary market the majority of residential mortgage loans originated. Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at most of our offices. The substantial majority of these loans are secured by properties in our market area.

Our variable rate mortgage loans are fully amortizing loans with contractual maturities of up to 30 years. These loans generally carry interest rates which are reset to a stated margin over an independent index, generally the one-, three- or five-year constant maturity treasury index. Increases or decreases in the interest rate of our variable rate mortgage loans are generally limited to 2% annually with lifetime interest rate caps of 6% over the initial interest rate. Our variable rate mortgage loans may be convertible into fixed rate loans upon payment of a fee, do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our variable rate mortgage loans may be below the fully indexed rate, although borrowers are generally qualified at the fully indexed rate.

We also offer fixed rate mortgage loans to owner occupants with maturities up to 30 years, which conform to secondary market standards. Interest rates charged on these fixed rate loans are priced on a daily basis according to market conditions. These loans generally do not include prepayment penalties. We currently sell in the secondary market, long-term, conforming fixed-rate loans with terms of 15 years or greater which we originated.

Generally we originate residential mortgage loans with loan-to-value ratios not to exceed 80%. For loans with loan-to-value ratios in excess of 80%, we require private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less of the lower of the appraised value or purchase price of the underlying collateral. In underwriting one- to four-family residential real estate loans, we evaluate both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing one- to four-family residential real estate loans that we made are appraised by independent fee appraisers. We require borrowers to obtain title insurance and fire, property and, if necessary, flood insurance.

Multi-Family and Commercial Real Estate Loans.    We originate permanent loans secured by multi-family and commercial real estate. Our permanent multi-family and commercial real estate loan portfolio includes loans secured by apartment buildings, condominiums, small office buildings, small business facilities, medical facilities and other non-residential building properties, substantially all of which are located within our primary market area.

Permanent multi-family and commercial real estate loans have a maximum maturity of 10 years with an amortization period of up to 20 years. Most of these loans, however, have maturities of 5 years or less with amortization periods of 15 and 20 years. Multi-family loans and commercial real estate loans are written in amounts of up to 80% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

Appraisals on properties securing multi-family and commercial real estate loans that we originate are primarily performed by independent appraisers who we designate at the time the loan is made. Management reviews all appraisals on multi-family and commercial real estate loans. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial statements, banking relationships, references, and historical and projected cash flows for the property that indicate minimum debt service coverage ratios.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. For example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations, cash flow from the project will be reduced.

Construction and Development Loans.    We make construction loans to individuals for the construction of their residences. Construction loans are also made to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six to nine months. These construction loans have rates and terms which generally match one- to four-family loans then offered by us, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Construction loans to builders of one- to four-family residences generally require the payment of interest only for up to one year with adjustable rates. These loans may also provide for the payment of loan fees from loan proceeds. We also make loans to builders for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two years or less with maximum loan to value ratios of 80%. These loans may provide for the payment of loan fees from loan proceeds. Loan principal is typically paid down as lots or units are sold.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from us, as well as referrals from existing customers. As part of the application process, the applicant must submit accurate plans, specifications and costs of the project to be constructed or developed to us. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Construction and development loans to borrowers other than owner-occupants involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Further, because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.

Commercial Business Loans.    Our commercial business lending portfolio contains loans with a variety of purposes and security, including loans to finance operations and equipment. Generally, our commercial business lending has been limited to borrowers headquartered, or doing business, in our primary market area.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Loans.    We originate a variety of different types of consumer loans, including automobile loans, home equity lines of credit and installment loans, home improvement loans, deposit account loans and other loans for household and personal purposes. Our automobile loans typically are originated at fixed interest rates with terms up to 60 months for new and used vehicles. Loans secured by automobiles are generally originated for up to 80% of the National Automobile Dealers Association book value of the automobile securing the loan.

Our home equity installment loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, generally will not exceed the greater of 80% of the appraised value of the property or

80% of two times the Michigan real estate assessment value. These loans have a maximum maturity of 5 years with an amortization period of up to 15 years, and carry fixed rates of interest.

We also originate home equity lines of credit utilizing the same underwriting standards as for home equity installment loans. Home equity lines of credit are revolving line of credit loans. The majority of our existing home equity line of credit portfolio has adjustable rates, interest only payments and a maximum maturity of ten years.

The underwriting standards that we employ for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Trust Services.    We began offering trust services in January 1999, to further provide for the financial needs of our customers. With the acquisition of Grand Bank in April 2002 our trust assets increased by over $500 million and as of December 31, 2002, the Trust Department had assets of approximately $838.0 million. Our types of service include both personal trust and employee benefit plans.

Market Area

Our market area of Ottawa, Kent and northern Allegan Counties are located in western Michigan. This area consists of two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan and Holland the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes tourism, office furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies. Companies operating in the market area include Steelcase, Herman Miller, Alticor, Haworth, Johnson Controls, General Motors, Gerber, SPX, Magna, and Meijers.

Much of our success as a retail and small to mid-sized business lender has been due to our market area’s favorable population, housing and income demographics. Population within our three county market area grew by 20.6% from 1990 to 2002. Household income levels in our market area exceed state and national levels while unemployment levels are below state and national levels.

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

Employees

As of December 31, 2002, we had 229 full-time and 88 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

Acquisition of Grand Bank.

On April 1, 2002, Grand Bank Financial Corporation was merged into Macatawa Bank Corporation. Macatawa Bank Corporation became the holding company for Grand Bank. Effective January 1, 2003, Grand Bank was merged into Macatawa Bank.

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

Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, and Macatawa Bank Brokerage Services, Inc., a subsidiary of Macatawa Bank Corporation, are subject to various state and federal regulations.

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

Dividends.    Macatawa Bank Corporation is a corporation separate and distinct from Macatawa Bank. Most of our revenues are dividends paid by our bank. Thus, our ability to pay dividends to our shareholders is indirectly limited by statutory restrictions on our bank’s ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over our bank are possessed by the FDIC. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

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

Federal Securities Regulation.    Our common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

Macatawa Bank

General.    Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Bank Insurance Fund (the “BIF”) of the FDIC. As a BIF insured Michigan chartered bank, Macatawa Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of BIF. These agencies and the federal and state laws applicable to our bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices. Grand Bank was also subject to the same supervision and regulation until its merger into Macatawa Bank effective January 1, 2003.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	A ratio of tangible equity to total assets of 2% or less

As of December 31, 2002, each of Macatawa Bank’s and Grand Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

Consumer Protection Laws.    Our bank’s business includes making a variety of types of loans to individuals. In making these loans, we are subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated thereunder, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

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

ITEM 2:         Description of Property.

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan. Our administrative offices are located at 160 South Waverly Road, Holland, Michigan 49423. During 2001, we purchased approximately 17 acres of land located between Holland and Zeeland, and began construction on a three story building that will contain approximately 49,000 square feet. Upon completion in April of 2003, we will consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations in the new facility. Leased facilities in several locations will subsequently be vacated.

Our facilities as of February 1, 2003, were as follows:

Location of Facility	Use
51 E. Main Street, Zeeland*	Main Branch
125 Ottawa Avenue N.W., Grand Rapids*	Trust and Mortgage Offices
126 Ottawa Avenue, N.W., Grand Rapids*	Branch Office
139 E. 8th Street, Holland*	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
106 E. 8th Street, Holland*	Trust Department
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton*	Branch Office
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
348 South Waverly Road, Holland*	Loan Center
160 South Waverly Road, Holland*	Administrative Offices
4471 Wilson Avenue, S.W., Grandville*	Branch Office
250 E. 8th Street, Holland*	Operations Center
8233 Byron Center Avenue S.W., Byron Center*	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
10717 Paw Paw Drive, Holland**	Administrative and Loan Processing Offices

*	Leased facility
**	Under construction. We expect to complete this facility in April 2003.

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

ITEM 4:         Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 2002 to a vote of our shareholders.

ADDITIONAL ITEM:     Executive Officers of the Registrant.

Certain information relating to Executive Officers of Macatawa Bank Corporation and Macatawa Bank are as follows:

Name	Age	Year Elected an Executive Officer	Positions Held
Benj. A. Smith, III	59	1997	Chairman of the Board and Chief Executive Officer of Macatawa Bank Corporation and a director of Macatawa Bank.

Kenneth Hoexum	59	2003	President and Chief Executive Officer of Macatawa Financial Services Group, Inc.

Philip J. Koning	48	1997	President and Chief Executive Officer of Macatawa Bank and Treasurer and Secretary of Macatawa Bank Corporation.

Jon Swets	37	2002	Chief Financial Officer of Macatawa Bank Corporation and Macatawa Bank.

Ray D. Tooker	59	2000	Senior Vice President Loan Administration of Macatawa Bank.

Thomas Wesholski	57	2003	Executive Vice President of Macatawa Bank Corporation

PART II

ITEM 5:         Market for Common Equity and Related Stockholder Matters.

Our common stock has been quoted on the Nasdaq National Market since May 17, 2001. From December 27, 1999 through May 16, 2001, our common stock was quoted on the Nasdaq SmallCap Market. From the completion of our initial public offering in April 1998 through December 27, 1999, our common stock was quoted on the OTC Bulletin Board. High and low sales prices (as reported on the Nasdaq National Market and the Nasdaq SmallCap Market) for each quarter are included in the following table. The information in the following table has been retroactively adjusted to reflect the effect of all stock dividends paid including the 3% dividend paid in May 2001 and the 4% dividend paid in May 2002.

	2002			2001
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$20.87	$18.13	$0.08	$14.00	$12.60	$.07
Second Quarter	$21.74	$18.46	$0.08	$17.31	$13.53	$.07
Third Quarter	$21.50	$17.00	$0.08	$17.55	$15.32	$.07
Fourth Quarter	$20.85	$17.14	$0.10	$18.51	$15.14	$.08

On February 26, 2003, there were approximately 749 owners of record and, in addition, approximately 3,664 beneficial owners of our common stock.

The Company declared its first cash dividend, amounting to $.07 per share, during the fourth quarter of 2000. Quarterly cash dividends totaling $.28 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001. Quarterly cash dividends totaling $.34 were paid during 2002, and a 4% stock dividend was declared during the second quarter of 2002.

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

ITEM 6:         Selected Financial Data.

The information set forth under the caption “Selected Consolidated Financial Data” in our Annual Report to Shareholders for the year ended December 31, 2002, is incorporated by reference and is filed as part of Exhibit 13 to this form 10-K Annual Report.

ITEM	7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report to Shareholders for the year ended December 31, 2002, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7A:         Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Analysis” in our Annual Report to Shareholders for the year ended December 31, 2002, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 8:         Financial Statements and Supplementary Data.

The information set forth under the captions “Quarterly Financial Data,” “Report of Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flow,” and “Notes to Consolidated Financial Statements” in our Annual Report to Shareholders for the year ended December 31, 2002, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 9:         Changes in and Disagreements With Accountants and Financial Disclosure.

There have been no disagreements with our independent public accountants.

PART III

ITEM	10: Directors and Executive Officers of the Registrant.

The information set forth on pages 3-4, under the caption “Information About Directors” and on page 11 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement dated March 7, 2003, relating to our 2003 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to our Executive Officers is included in Part I hereof entitled “Executive Officers of the Registrant.” There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

ITEM 11:         Executive Compensation.

Information relating to compensation of our executive officers and directors is contained under the captions “Director Compensation” and “Executive Compensation,” in our definitive Proxy Statement dated March 7, 2003, relating to our 2003 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12:         Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners and management is contained on Page 2 under the caption “Voting Securities and Principal Holders Thereof” and on page 9 under the caption “Security Ownership of Management” in our definitive Proxy Statement dated March 7, 2003, relating to our 2003 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

Equity Compensation Plan Information

We maintain certain equity compensation plans under which common stock is authorized for issuance to employees, consultants and directors in exchange for services, including our Stock Compensation Plan, 1998 Directors’ Stock Option Plan, the Grand Bank Financial Corporation 1988 Stock Option Plan and the Grand Bank Financial Corporation Stock Option Plan of 1997.

The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2002.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	369,851	$12.85	365,576

Equity compensation plans not approved by security holders	0	NA	0

Total	369,851	$12.85	365,576

(1)	We had not granted warrants or rights applicable to this chart.

ITEM 13:         Certain Relationships and Related Transactions.

Information relating to certain relationships and related transactions is contained on page 10, under the caption “Transactions Involving Management” in our definitive Proxy Statement dated March 7, 2003, relating to our 2003 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 14:         Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)

Changes in Internal Controls. There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART IV

ITEM 15:         Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)	Financial Statements.

1.	The following documents are filed as part of Item 7 of this report:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	The following exhibits are filed as part of this report: Reference is made to the exhibit index which follows the signature page of this report.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of Jon Swets, Macatawa Bank Corporation, 348 South Waverly Road, Holland, Michigan 49423.

(b)	Reports on Form 8-K

During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 20, 2003.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III

Benj. A. Smith, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon Swets

Jon Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2003, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature
/s/ Benj. A. Smith, III Benj. A. Smith, III, Principal Executive Officer and a Director	March 20, 2003

/s/ Jon Swets Jon Swets, Principal Financial and Accounting Officer	March 20, 2003

/s/ G. Thomas Boylan G. Thomas Boylan, Director	March 20, 2003

/s/ Robert E. DenHerder Robert E. DenHerder, Director	March 20, 2003

/s/ John F. Koetje John F. Koetje, Director	March 20, 2003

/s/ Philip J. Koning Philip J. Koning, Director and President	March 20, 2003

CERTIFICATIONS

I, Benj. A Smith, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Macatawa Bank Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Benj. A. Smith, III

Benj. A Smith, III

Chief Executive Officer

I, Jon Swets, certify that:

1.	I have reviewed this annual report on Form 10-K of Macatawa Bank Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Jon Swets

Jon Swets

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description
2	Consolidation Agreement dated December 10, 1997, incorporated by reference to Exhibit 2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

3.1

Articles of Incorporation of Macatawa Bank Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3.2	Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

4	Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1

Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 5, 1999, for the Annual Meeting of Shareholders held April 15, 1999, as further amended by the Second Amendment included as Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Annual Meeting of Shareholders held April 18, 2002, both of which amendments are incorporated herein by reference.

10.2

Macatawa Bank Corporation 1998 Directors’ Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Macatawa Bank Corporation Annual Meeting of Shareholders held April 18, 2002, which is incorporated herein by reference.

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

Exhibit 10.10 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

13

Annual Report to Shareholders for the year ended December 31, 2002. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing. This information was delivered to the Company’s shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21	Subsidiaries of the Registrant

23	Consent of Crowe, Chizek and Company LLP, independent public accountants

24	Power of Attorney (included on the signature page on page 18 of the Annual Report on Form 10-K)

99.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.