Form 10-Q
period 2003-03-31
MACATAWA BANK CORP
filed 2003-05-14
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25927

MACATAWA BANK CORPORATION
(Exact name of issuer as specified in its charter)

Michigan (State of other jurisdiction of incorporation or organization)	38-3391345 (I.R.S. Employer Identification No.)

10753 Macatawa Drive, Holland, Michigan 49924
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (616) 820-1444

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X   No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,966,174 shares of the Company’s Common Stock (no par value) were outstanding as of May 5, 2003.

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

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk.......................................................................................

Item 4.
	Controls and Procedures...............................................................................	3 7 16 22 24
Part II.	Other Information:
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

Item 3.
Defaults Upon Senior Securities...................................................................

Item 4.
Submission of Matters to a Vote of Security Holders.................................

Item 5.
Other Information.........................................................................................

Item 6.
	Exhibits and Reports on Form 8-K..............................................................	25 25 25 25 25 25
Signatures............................................................................................................................		26

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION CONSOLIDATED BALANCE SHEETS As of March 31, 2003 (unaudited) and December 31, 2002
                                                                                March 31,              December 31,
(dollars in thousands except share data)                                          2003                    2002
                                                                                --------                --------
                                                                                  (unaudited)
ASSETS
   Cash and due from banks...........................................                  $35,977           $47,874
   Federal funds sold................................................                      ---               ---
   Short-term investments............................................                      ---               ---
                                                                                    ----------        ----------
      Cash and cash equivalents......................................                   35,977            47,874

   Securities available for sale.....................................                   83,502            86,109
   Securities held to maturity.......................................                    3,179             4,061
   Federal Home Loan Bank stock......................................                    5,391             5,391
   Loans held for sale...............................................                   12,308            18,726
   Total loans.......................................................                1,015,154           961,038
   Allowance for loan losses.........................................                 (14,163)          (13,472)
                                                                                    ----------        ----------
                                                                                     1,000,991           947,566

   Premises and equipment - net......................................                   30,617            25,751
   Accrued interest receivable.......................................                    4,687             4,411
   Goodwill..........................................................                   23,915            23,915
   Acquisition intangibles...........................................                    3,140             3,271
   Other assets......................................................                    5,797             9,508
                                                                                    ----------        ----------

      Total assets...................................................               $1,209,504        $1,176,583
                                                                                    ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
      Noninterest-bearing............................................                  110,256          $103,030
      Interest-bearing...............................................                  855,311           817,843
                                                                                    ----------        ----------
         Total.......................................................                  965,567           920,873

  Federal funds purchased............................................                   13,500            20,000
  Federal Home Loan Bank advances....................................                  102,353           106,897
  Other borrowings...................................................                    6,363             4,936
  Accrued expenses and other liabilities.............................                    5,568             9,903
                                                                                    ----------        ----------
          Total liabilities..........................................                1,093,351         1,062,609

   Shareholders' equity
     Preferred stock, no par value, 500,000 shares
        authorized; no shares issued and outstanding
     Common stock, no par value, 20,000,000 shares
        authorized; 7,966,174 shares and 7,891,502
        issued and outstanding as of March 31, 2003 and
        December 31, 2002, respectively..............................                  105,559           105,201
     Retained earnings...............................................                    7,948             5,931
     Accumulated other comprehensive income..........................                    2,646             2,842
                                                                                    ----------        ----------
        Total shareholders' equity...................................                  116,153           113,974
                                                                                    ----------        ----------

   Total liabilities and shareholders' equity........................               $1,209,504        $1,176,583
                                                                                    ==========        ==========
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENTS OF INCOME Three Month Periods Ended March 31, 2003 and 2002 (unaudited)
(dollars in thousands except per share data)                                       Three Months      Three Months
                                                                                       ended             ended
                                                                                  March 31, 2003    March 31, 2002
                                                                                  --------------    --------------
Interest income                                                                     (unaudited)       (unaudited)
   Loans, including fees..............                                                    $14,267       $ 9,560
   Securities.........................                                                      1,141           962
                                                                                          -------       -------
      Total interest income...........                                                     15,408        10,522

Interest expense
   Deposits...........................                                                      4,627         3,353
   Other..............................                                                      1,173         1,012
                                                                                          -------       -------
      Total interest expense..........                                                      5,800         4,365

Net interest income...................                                                      9,608         6,157

Provision for loan losses.............                                                        995           705
                                                                                          -------       -------

Net interest income after
  provision for loan losses...........                                                      8,613         5,452

Noninterest income
   Service charges on deposit accounts                                                        600           456
   Mortgage production revenue........                                                        986           212
   Trust fees.........................                                                        583           163
   Other..............................                                                        137           139
                                                                                          -------       -------
      Total noninterest income........                                                      2,306           970

Noninterest expense
   Salaries and benefits..............                                                      3,590         2,160
   Occupancy  ........................                                                        558           354
   Furniture and equipment ...........                                                        594           436
   Legal and professional fees........                                                        129           126
   Advertising........................                                                        201           116
   Data processing....................                                                        199           137
   Supplies...........................                                                        132            93
   Other .............................                                                      1,278           756
                                                                                          -------       -------
      Total noninterest expenses......                                                      6,681         4,178

Income before federal income tax......                                                      4,238         2,244

Federal income tax....................                                                      1,428           730
                                                                                          -------       -------

Net income............................                                                    $ 2,810       $ 1,514
                                                                                          =======       =======

Basic earnings per share..............                                                       $.34          $.26
Diluted earnings per share............                                                       $.33          $.26
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Three Month Periods Ended March 31, 2003 and 2002 (unaudited)
(dollars in thousands except                                                           Accumulated
per share data)                                                                           Other               Total
                                                    Common           Retained         Comprehensive       Shareholders'
                                                     Stock           Earnings            Income              Equity
                                                  -----------        --------            ------            ----------

Balance, January 1, 2002.................             $62,334           $3,180            $ 988               $66,502

Net income for three months ended
   March 31, 2002........................                                1,514                                  1,514

Other comprehensive income, net of tax:
     Unrealized gains/losses on securities                                                 (433)                (433)
                                                                                                              -------
        Comprehensive income.............                                                                       1,081

Proceeds from exercise of  1,747 stock options             21                                                      21

Issued 212,355 shares in payment
   of 4% stock dividend..................                4,270         (4,270)                                    ---
Cash dividends at $.07 per share.........                                (424)                                  (424)
                                                       -------          ------              -----             -------

Balance, March 31, 2002..................              $66,625          $  ---              $ 555             $67,180
                                                       =======          ======              =====             =======

Balance, January 1, 2003.................             $105,201          $5,931            $ 2,842            $113,974

Net income for three months ended
   March 31, 2003........................                                2,810                                  2,810

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities.                                                   (187)               (187)
   Unrealized gain on derivative instruments                                                  (9)                 (9)
                                                                                              ---                 ---
        Comprehensive income.............                                                                       2,614

Proceeds from exercise of  74,672 stock                    358                                                    358
options

Cash dividends at $.10 per share.........                                (793)                                  (793)
                                                                         -----                                  -----

Balance, March 31, 2003..................             $105,559          $7,948             $2,646            $116,153
                                                      ========          ======             ======            ========
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS Three Month Periods Ended March 31, 2003 and 2002 (unaudited)
(dollars in thousands)                                                     Three Months              Three Months
                                                                              Ended                     Ended
                                                                          March 31, 2003            March 31, 2002
                                                                          --------------            --------------
                                                                            (unaudited)              (unaudited)
Cash flows from operating activities
   Net income.....................................................                $2,810                  $1,514
   Adjustments to reconcile net income to net
      cash from operating activities:
         Depreciation and amortization............................                   712                     398
         Provision for loan losses................................                   995                     705
         Gain on sale of loans....................................                 (986)                   (212)
         Loans originated for sale................................              (86,527)                (24,473)
         Proceeds from sales of loans.............................                93,931                  25,146
         Net change in:
            Accrued interest receivable and other assets..........                 3,521                   4,609
            Accrued expenses and other liabilities................               (4,335)                   2,520
                                                                                 -------                 -------
               Net cash from operating activities.................                10,121                  10,207

Cash flows from investing activities
   Net increase in loans..........................................              (54,420)                (44,020)
   Purchase of Federal Home Loan Bank Stock.......................                   ---                     ---
   Purchases of securities available for sale.....................               (2,000)                (10,882)
   Proceeds from maturities and calls of securities available for
     sale.........................................................                 3,973                   5,000
   Principal paydowns on securities...............................                 1,158                     ---
   Additions to premises and equipment............................               (5,371)                 (1,720)
                                                                                 -------                 -------
        Net cash used in investing activities.....................              (56,660)                (51,622)

Cash flows from financing activities
   Net increase in deposits.......................................                44,694                  35,672
   Net (decrease) increase in short term borrowings...............               (6,500)                     ---
   Proceeds from Federal Home Loan Bank advances..................                   ---                   5,264
   Repayments of Federal Home Loan Bank advances..................               (4,544)                 (5,590)
   Proceeds from other borrowings                                                  1,500                     ---
   Repayments of other borrowings.................................                  (73)                     ---
   Cash dividends paid............................................                 (793)                   (424)
   Proceeds from sale of stock and exercises of options...........                   358                      21
                                                                                 -------                 -------
        Net cash from financing activities........................                34,642                  34,943

Net change in cash and cash equivalents...........................              (11,897)                 (6,472)

Cash and cash equivalents at beginning of period..................                47,874                  34,198
                                                                                 -------                 -------

Cash and cash equivalents at end of period........................               $35,977                 $27,726
                                                                                 =======                 =======
See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2002 Annual Report containing financial statements for the year ended December 31, 2002.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend to be distributed on May 30, 2003, and the 4% stock dividend distributed on May 8, 2002.

Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the three month periods ended March 31, 2003 and 2002, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data). The pro forma effect may increase in the future if more options are granted.

                                                                         Three months ended      Three months ended
                                                                           March 31, 2003          March 31, 2002
                                                                           --------------          --------------

     Net income as reported                                                          $2,810                  $1,514
     Stock-based compensation cost, net of tax                                         (36)                    (53)
                                                                                       ----                    ----
       Pro forma net income                                                           2,774                   1,461

     Basic earnings per share as reported                                               .34                     .26
     Pro forma basic earnings per share                                                 .33                     .25

     Diluted earnings per share as reported                                             .33                     .26
     Pro forma diluted earnings per share                                               .33                     .25

NOTE 2 — PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Macatawa Bank and Grand Bank (the “Banks”) and Macatawa Bank Brokerage Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

Grand Bank became a wholly-owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (“GBFC”), and its results are included in the consolidated statement of income since this date. Effective January 1, 2003, Grand Bank was merged into Macatawa Bank with the combined bank named Macatawa Bank.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted a new accounting standard dealing with asset retirement obligations. The effect of this standard on the financial position and results of operations of the Company was not material.

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 — ACQUISITION

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

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $23.9 million. Intangible assets recorded for the acquisition that are subject to amortization are as follows in thousands of dollars as of March 31, 2003:

                                                     Gross Amount               Accumulated Amortization
                                                     ------------               ------------------------
Core deposit intangible.............                    $3,185                            $382
Trust relationships.................                       478                             141

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

Both the core deposits and trust relationships intangibles are being amortized on an accelerated basis over a period of ten years. Amortization expense for the three months ended March 31, 2003 was $131,000. Estimated amortization expense for the next five years is as follows in thousands of dollars:

         2003..............  $484
         2004..............   440
         2005.............    406
         2006.............    378
         2007............     340

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In conjunction with the acquisition, the fair values of significant assets acquired and liabilities assumed were as follows, stated in thousands of dollars:

         Cash and cash equivalents                     $21,390
         Securities                                     11,070
         Loans                                         246,344
         Acquisition intangibles                        27,578
         Deposits                                    (246,060)
         Other borrowings                             (20,170)

The consolidated statements of income reflect the operating results of GBFC since the effective date of the acquisition. The following table presents pro forma information for the three months ended March 31 as if the acquisition of GBFC had occurred at the beginning of 2002. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

                                                   Three Months
                                                       Ended
                                                  March 31, 2002
                                                  --------------
                                                    (proforma)

Interest income                                        $14,050
Interest expense                                         5,959
                                                       -------
         Net interest income                             8,091
Provision for loan losses                                1,078
                                                       -------
         Net interest income after provision             7,013
Noninterest income                                       1,983
Noninterest expense                                      6,098
                                                       -------
         Income before federal income tax                2,898
Federal income tax expense                                 943
                                                       -------
         Net income                                     $1,955
                                                       =======

         Basic earnings per share                         $.23
         Diluted earnings per share                       $.23

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2003 and March 31, 2002 are as follows (dollars in thousands except per share data):

                                                                                    Three Months       Three Months
                                                                                       Ended              Ended
                                                                                   March 31, 2003     March 31, 2002
                                                                                   --------------     --------------

Basic earnings per share
   Net income.............................................                              $   2,810        $   1,514
                                                                                        ---------        ---------
   Weighted average common
      shares outstanding..................................                              8,318,420        5,796,737
                                                                                        ---------        ---------

   Basic earnings per share...............................                              $    0.34        $    0.26
                                                                                        =========        =========

Diluted earnings per share
   Net income.............................................                              $   2,810        $   1,514
                                                                                        ---------        ---------
   Weighted average common
      shares outstanding..................................                              8,318,420        5,796,737
   Add:  Dilutive effects of assumed
      exercise of stock options...........................                                119,621           68,932
                                                                                        ---------        ---------

   Weighted average common and
      dilutive potential common
      shares outstanding..................................                              8,438,041        5,865,669
                                                                                        ---------        ---------

     Diluted earnings per share...........................                              $    0.33        $    0.26
                                                                                        =========        =========

Stock options for 40,110 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2003 because they were antidilutive. There were no antidilutive shares for the three months ended March, 31, 2002.

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

                                                                    Gross               Gross
                                               Amortized         Unrealized           Unrealized
                                                  Cost              Gains               Losses            Fair Values
March 31, 2003                                  --------          ---------           ----------          -----------
--------------
Available for sale:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........       $65,420            $ 2,415                   ---            $ 67,835
  State and municipal bonds................        15,052                643                $ (28)              15,667
                                                   ------                ---                ------              ------
                                                  $80,472            $ 3,058                $ (28)            $ 83,502
                                                  =======            =======                ======            ========

Held to maturity:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........       $   489            $     5                  ---             $    494
  State and municipal bonds................         2,690                 57                $ (12)               2,735
                                                    -----                 --                ------               -----
                                                  $ 3,179            $    62                $ (12)            $  3,229
                                                  =======            =======                ======            ========

                                                                    Gross               Gross
                                               Amortized         Unrealized           Unrealized
                                                  Cost              Gains               Losses            Fair Values
December 31, 2002                               --------          ---------           ----------          -----------
-----------------
Available for sale:
   U. S. Treasury securities and obligations
      of U. S. Government agencies.........       $67,747            $ 2,752                $  (1)            $ 70,498
  State and municipal bonds................        15,050                611                  (50)              15,611
                                                   ------                ---                  ----              ------
                                                  $82,797            $ 3,363                $ (51)            $ 86,109
                                                  =======            =======                ======            ========

Held to maturity:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........       $ 1,369            $    12                   ---            $  1,381
  State and municipal bonds................         2,692                 79                  (12)               2,759
                                                    -----                 --                  ----               -----
                                                    $4,061           $    91                $ (12)            $  4,140
                                                  =======            =======                ======            ========

Contractual maturities of debt securities at March 31, 2003 were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Held to Maturity Securities               Available for Sale Securities
                                Amortized Cost         Fair Values         Amortized Cost               Fair Values
                                --------------         -----------         --------------               -----------
Due less than one year........           $437                 $441                  $22                     $22
Due one year to five years                 52                   53               62,625                  65,004
Due five years to ten years...            640                  631                6,482                   6,811
Due after ten years...........          2,050                2,104               11,343                  11,665
                                        -----                -----               ------                  ------
   Total                               $3,179               $3,229              $80,472                 $83,502
                                       ======               ======              =======                 =======

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – LOANS

Loans were as follows (in thousands):

                                                                                March 31,           December 31,
                                                                                   2003                 2002
                                                                                ----------           ----------

     Commercial........................................................             $369,546           $341,370
     Commercial mortgage...............................................              369,642            356,310
     Residential mortgage..............................................              146,790            133,843
     Consumer..........................................................              129,176            129,515
                                                                                  ----------           --------
                                                                                   1,015,154            961,038
     Allowance for loan losses.........................................             (14,163)           (13,472)
                                                                                  ----------           --------
                                                                                  $1,000,991           $947,566
                                                                                  ==========           ========

Activity in the allowance for loan losses was as follows (in thousands):

                                                                          Three months ended        Three months ended
                                                                            March 31, 2003            March 31, 2002
                                                                            --------------            --------------

     Balance at beginning of period.                                                 $13,472                   $7,699
       Provision for loan losses....                                                     995                      705
       Charge-offs..................                                                   (308)                    (377)
       Recoveries...................                                                       4                      147
                                                                                     -------                   ------
     Balance at end of period.......                                                 $14,163                   $8,174
                                                                                     =======                   ======

NOTE 8 – DEPOSITS.

Deposits are summarized as follows (in thousands):

                                                                                March 31,           December 31,
                                                                                   2003                 2002
                                                                                ----------           ----------

Noninterest-bearing demand deposit accounts.....................                   110,256             $103,030
Money market accounts...........................................                   249,391              237,636
NOW and Super NOW accounts......................................                   128,815              140,822
Savings accounts................................................                    31,072               28,730
Certificates of deposit.........................................                   446,033              410,655
                                                                                   -------              -------
                                                                                  $965,567             $920,873
                                                                                  ========             ========

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):

                                                                        March 31,                 December 31,
                                                                          2003                        2002
                                                                       ----------                  ----------
Maturities from April 2003 through
    December 2010, rates from 1.80% to
    6.95%, averaging 5.20%                                               $102,353
                                                                         ========
Maturities from March 2003 through December 2010,
    rates from 1.80% to 6.95%, averaging 5.19%                                                       $106,897
                                                                                                     ========

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $66,786,000 and $70,768,000 at March 31, 2003 and December 31, 2002, and first mortgage loans totaling $99,394,000 and $95,530,000 under a blanket lien arrangement at March 31, 2003 and December 31, 2002, respectively.

Maturities as of March 31, 2003 were as follows (in thousands):

            2003                                  $29,454
            2004                                   22,576
            2005                                   17,500
            2006                                      ---
            2007                                      ---
            Thereafter                             32,823
                                                 --------

                                                 $102,353
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

In May 2002 the Company entered into a three-year interest rate swap arrangement that converts the variable rate cash inflows on certain of its loans to fixed rates of interest. This interest rate swap bears a notional amount of $20 million, pays interest to the Company at a fixed rate, and requires interest payments from the Company at a variable rate. It is anticipated that approximately $304,000 net of tax, of unrealized gains on this cash flow hedge at March 31, 2003 will be reclassified to earnings over the next twelve months.

NOTE 11 — REGULATORY MATTERS

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

(Continued)

MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At March 31, 2003 and December 31, 2002, actual capital levels and minimum required levels for the Company and the Banks were (in thousands):

                                                                                                     To Be Well
                                                                           Minimum Required       Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                        Actual             Adequacy Purposes     Action Regulations
                                                        ------             -----------------     ------------------
                                                   Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                   ------       -----      ------      -----      ------      -----
March 31, 2003
--------------
Total capital (to risk weighted assets)
   Consolidated.............................        $100,602      9.7%       $83,010     8.0%      $103,763    10.0%
   Macatawa Bank............................         105,626     10.3         82,244     8.0        102,805    10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................          87,632      8.5         41,505     4.0         62,258     6.0
   Macatawa Bank............................          88,275      8.6         41,122     4.0         61,683     6.0
Tier 1 capital (to average assets)
   Consolidated.............................          87,632      7.6         43,216     4.0         57,832     5.0
   Macatawa Bank............................          88,275      7.7         31,566     4.0         57,641     5.0

December 31, 2002
-----------------
Total capital (to risk weighted assets)
   Consolidated.............................         $97,449      9.9%       $78,860     8.0%       $98,576    10.0%
   Macatawa Bank............................          71,618     10.0         57,197     8.0         71,496    10.0
   Grand Bank...............................          28,879     10.7         21,628     8.0         27,035    10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................          85,127      8.6         39,430     4.0         59,145     6.0
   Macatawa Bank............................          62,681      8.8         28,599     4.0         42,898     6.0
   Grand Bank...............................          21,000      7.8         10,814     4.0         16,221     6.0
Tier 1 capital (to average assets)
   Consolidated.............................          85,127      7.6         44,657     4.0         55,821     5.0
   Macatawa Bank............................          62,681      7.7         32,628     4.0         40,785     5.0
   Grand Bank...............................          21,000      7.1         11,879     4.0         14,849     5.0

The Banks were categorized as well capitalized at March 31, 2003 and year-end 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Bank Brokerage Services. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. On April 1, 2002 Macatawa Bank Corporation acquired Grand Bank Financial Corporation (“GBFC”) and its wholly owned banking subsidiary, Grand Bank. Its results are included in the consolidated statements of income since this effective date. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. Both Macatawa Bank and Grand Bank are Michigan chartered banks with depository accounts insured by the Federal Deposit Insurance Corporation. To achieve further synergies from the Grand Bank acquisition, the Company merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. The bank operates seventeen branch offices and three lending and operational service facilities, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Bank Brokerage Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Bank Brokerage Services provides various brokerage services including discount brokerage, personal financial planning and consultation regarding mutual funds. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November 1997. We first became profitable in 1999 with net income for that year of $693 thousand. Net income for 2000 was $3.3 million, for 2001 was $5.1 million, and for 2002 was $9.5 million. Since our inception in 1997 we have raised approximately $60.6 million in capital through private and public common stock offerings to facilitate our growth and progress over these years. In conjunction with the acquisition of GBFC we issued 2,472,000 shares of stock in exchange for all of the outstanding stock of GBFC.

The West Michigan markets within which we operate are growing markets. Because of their growth and our ability to provide highly personalized service, these markets have provided significant expansion opportunities for us. In addition, acquisitions of banks within our markets by large banking institutions headquartered far away have provided us additional opportunity to gain market share. Grand Rapids is the largest market within West Michigan. It is also where we hold the lowest percent share of the market relative to the other markets within which we operate, and therefore presents great opportunity. In November 2002 we opened a new branch in Grand Rapids, and in Wyoming we opened an expanded branch allowing us to move from a small storefront office. We have continued this expansion focus in 2003 and expect to open at least three new branches in other desirable locations within our market area. The construction of a new branch in Grandville replacing a storefront location is progressing well and is expected to open late in the second quarter. We began construction in April for a location on the northeast side of Grand Rapids and will begin construction during the second quarter for a branch on the north side of Holland. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

Financial Condition

The consolidated financial statements include the effect of the acquisition of GBFC which was effective April 1, 2002. A schedule of the significant GBFC assets and liabilities acquired is contained in Note 4 to the Consolidated Financial Statements.

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

Our total assets were $1.21 billion at March 31, 2003, an increase of $32.9 million as compared to $1.18 billion at December 31, 2002. We believe the continued strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks.

Our total portfolio loans at March 31, 2003 were $1,015.2 million, an increase of $54.1 million as compared to $961.0 million at December 31, 2002. Most of the growth was in commercial and commercial real estate loans. Commercial and commercial real estate loans accounted for approximately 73% of the total loan portfolio at March 31, 2003 and at December 31, 2002. Consumer loans comprised 13% of the portfolio, while residential mortgage loans were 14% of total loans at March 31, 2003.

The allowance for loan losses as of March 31, 2003 was $14.2 million, or 1.40% of total portfolio loans, compared to $13.5 million, or 1.40% of total loans at December 31, 2002. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, formula allowance for graded loans, and general allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. As of March 31, 2003 and December 31, 2002 the specific allowance was $1.9 million and $883,000, respectively.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our loss experience, the banking industry’s historical loan loss experience, and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the analysis date. As of March 31, 2003 and December 31, 2002 the formula allowance was $10.0 million and $10.1 million, respectively.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. Since Grand Bank’s loan portfolio is seasoned, its loan loss trends are used in determining an adequate allowance for these pools of loans in addition to industry experience and peer information. As of March 31, 2003 and December 31, 2002 the general allowance was $1.4 million and $1.5 million respectively.

During the three months ended March 31, 2003 the allowance for loan losses increased by $691,000 due to an increase in the specific allowance and continuing growth in the loan portfolio. The specific allowance increased as two loan relationships were moved from the formula allowance to the specific allowance due to worsening credit conditions of these specific customers. This reclassification caused a reduction in the formula allowance that fully offset an increase to this allowance due to continuing growth in the commercial loan portfolio during the quarter. Asset quality was stable during the three months ended March 31, 2003 with the ratio of nonperforming loans to total loans of .28% compared to .29% at December 31, 2002. The continued increase in the allowance was deemed necessary despite the stability in nonperforming loans to total loans given the growth in loans, the unseasoned nature of our portfolio and current soft economic conditions both on a national basis and locally.

Net charge-offs for the three months ended March 31, 2003 totaled $304,000 as compared to $230,000 for the same period in 2002. Although the amount of net charge-offs was higher, the ratio of net charge-offs to total loans decreased to .03% for the quarter ended March 31, 2003 compared to .04% for the prior year first quarter. Our credit losses on loans continue to be low relative to comparable banks. However, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and potential economic weakness, in our judgment, we have provided adequate reserves for loan losses, although there can be no assurance that the allowance for losses on loans will be adequate to cover all losses. For the balance of the year we anticipate net charge-offs to continue at levels consistent with the first quarter due to the overall weakness in the economy.

Premises and equipment totaled $30.6 million at March 31, 2003, an increase of $4.9 million from December 31, 2002. The increase resulted from costs incurred with continuing construction for the company’s new headquarters building, as well as a new branch location. The new headquarters location will allow us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. This new facility is near completion and it is expected that employees will be fully moved in by the middle of May. The new branch site allows us to replace a leased storefront branch site in Grandville with a full service branch in a more favorable location.

Total deposits increased $44.7 million to $965.6 million at March 31, 2003, as compared to $920.9 million at December 31, 2002. Categories of deposit accounts experiencing growth included noninterest-bearing demand deposits, money markets, savings, and certificates of deposit. This growth in deposits was substantially a result of deposits from new customers. We continue to anticipate strong deposit growth based on our focus on quality customer service, the desire of customers to deal with a local bank, convenient accessibility through our growing branch network and our expanded opportunities in the Grand Rapids market as a result of the GBFC acquisition. Our NOW accounts experienced a seasonal decline during the first quarter but are expected to gradually increase during the remainder of the year due to these growth opportunities.

Results of Operations

The effective date of the GBFC acquisition was April 1, 2002 and therefore the results of operations for the first quarter of 2002 did not include the effect of GBFC and Grand Bank. For pro forma information concerning the GBFC acquisition, please refer to Note 4 to the Consolidated Financial Statements.

Net income for the quarter ended March 31, 2003 was $2.8 million, an increase of 86% over the first quarter 2002 net income of $1.5 million. Diluted earnings per share for the first quarter of 2003 was $.33, a 27% increase over the first quarter of the prior year, reflecting both the increase in earnings but also the increase in outstanding shares. Average diluted shares outstanding increased by 44% over the first quarter of the prior year resulting from the issuance of common shares to acquire GBFC.

Net interest income for the first quarter of 2003 totaled $9.6 million, a 56% increase as compared to $6.2 million for the comparable period in 2002. The net interest income growth was driven entirely by growth in our earning assets. Average earning assets during the first quarter totaled $1.10 billion, as compared to $647.9 million during the same quarter in 2002. The acquisition of GBFC contributed $280.2 million to this increase in earning assets, however, the remaining $169.8 million was a result of our continued, steady growth. Net interest margin on earning assets was 3.54% for the first quarter of 2003, down from 3.83% in the first quarter of 2002. The contraction in the net interest margin for the quarter relates primarily to the lower net interest margin that GBFC carried compared to Macatawa, but also reflects a decrease in yield on earning assets resulting from the lowest prime rate level in over 40 years. We have continued to see strong loan growth, primarily in commercial loans, but customer preferences have been for floating rate loans that bear interest rates on average of 175 basis points lower than fixed rate commercial loans. Nearly 80% of our loan growth in the first quarter was comprised of variable rate loans. This preference has altered our mix of variable versus fixed rate commercial loans to 2.3:1 as of March 31, 2003 compared to 1.8:1 as of March 31, 2002 and has contributed to the decline in net interest margin.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. However, net interest margin is not expected to increase until customer preferences turn back to fixed rate products or short-term interest rates begin to rise. Helping margin, maturities in our certificate of deposit portfolio continue to re-price at lower levels, however, to a lesser extent than during 2002. Derivative instruments as discussed in Note 10 to the consolidated financial statements have also mitigated some of the decline in net interest margin.

The following table shows an analysis of net interest margin for the three-month periods ending March 31, 2003 and 2002.

                                                                    For the three months ended March 31,

                                         ----------------------------------------------------------------------------------
                                                          2003                                            2002
                                         ----------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                           Average       Earned       Yield              Average      Earned       Yield
                                           Balance      or paid      Or cost             Balance      Or paid     or cost
                                           -------      -------      -------             -------      -------     -------
                                                                        (Dollars in thousands)
Assets
------
Taxable securities.......................    $68,518        $ 850       4.95%              $55,213       $ 780       5.69%
Tax-exempt securities (1)................     17,742          204       7.12%                9,534         109       7.02%
Loans....................................  1,000,002       14,267       5.72%              574,590       9,560       6.67%
Fed funds sold...........................      3,363           10       1.17%                3,289          14       1.67%
Federal Home Loan Bank stock.............      5,399           77       5.74%                3,782          59       6.25%
                                           ---------       ------                          -------      ------
  Total interest earning assets..........  1,095,024       15,408       5.68%              646,408      10,522       6.56%

Noninterest earning assets
  Cash and due from banks................     30,805                                        28,226
  Other..................................     56,679                                        17,693
                                           ---------                                       -------
    Total assets......................... $1,182,508                                      $692,327
                                          ==========                                      ========

Liabilities
-----------
NOWs and MMDAs...........................    $381,41        1,069       1.14%             $245,797       1,006       1.66%
Savings..................................     29,101           37        .51%               19,352          48       1.00%
IRAs.....................................     24,642          239       3.94%               14,093         176       5.08%
Time deposits............................    407,027        3,282       3.27%              202,990       2,123       4.24%
Fed funds borrowed.......................      8,953           32       1.41%                3,450          17       1.97%
Other borrowings.........................    111,322        1,141       4.10%               75,475         995       5.27%
                                           ---------       ------                          -------      ------
  Total interest bearing liabilities.....    962,457        5,800       2.44%              561,157       4,365       3.14%

Noninterest bearing liabilities
  Noninterest bearing demand accounts....     97,417                                        60,103
  Other noninterest bearing liabilities..      6,757                                         3,634

Shareholders' equity.....................    115,877                                        67,433
                                           ---------                                       -------

  Total liabilities and shareholders'
    equity............................... $1,182,508                                      $692,327
                                          ==========                                      ========

Net interest income......................                  $9,608                                       $6,157
                                                           ======                                       ======

Net interest spread......................                               3.24%                                        3.42%
Net interest margin......................                               3.54%                                        3.83%
Ratio of average interest earning assets to
  Average interest bearing liabilities...                 113.77%                          115.19%

(1)     Yield adjusted to fully tax equivalent.

The provision for loan losses for the three month period ended March 31, 2003 was $995,000 as compared to $705,000 for the same period in the prior year. The amount of loan loss provision in both periods was a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the earlier discussion under Financial Condition. Along with other financial institutions, management shares a concern for the possible continuing weak economic conditions. Should the economic climate remain soft, borrowers may experience more difficulty in making loan payments, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the three month period ended March 31, 2003 was $2.3 million as compared to $970,000 for the same period in the prior year. Most components of noninterest income increased compared to the prior year. The increased deposit service charge income is reflective of the expanded customer account base. Gain on sale of mortgage loans increased due to the continued refinancing activity from the low interest rate environment and the additional loan sale volume from Grand Bank. With long-term rates decreasing once again during the first quarter, we anticipate that our pipeline of mortgages is sufficient to sustain the level of mortgage sale gains we have experienced through the second quarter of this year. While mortgage interest rates remain at low levels, it is expected that refinance activity will slow down resulting in a possible decline in our loan sales volume during the latter half of 2003. Trust fee income increased dramatically compared to the prior year primarily due to the addition of Grand Bank’s trust services. We continue to have success in building new trust customer relationships. Since trust fees are based upon the value of trust assets, the growth in customer relationships should result in increased fees; however, the increases due to new relationships are being offset by asset value decreases resulting from stock market declines experienced throughout 2002.

Noninterest expense totaled $6.7 million for the three month period ended March 31, 2003 as compared to $4.2 million for the same period in the prior year. Salaries and benefits increased by $1.4 million for the quarter and was the primary category of increase in noninterest expense. Most of the increase relates to the addition of the Grand Bank workforce, however, our continued growth has required additional staff as compared to the 2002 period. The staff growth reflects the expansion required to handle the growing lending portfolios and operational personnel necessary to support increased customer activity. Other increases included occupancy and equipment expense, data processing, and other support related expenses, such as courier, telephone, postage, outside services and legal services, all of which increased partially due to the GBFC acquisition. Most of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated. Others of these costs such as legal and other outside services increase due to the growth in complexity of our business as we continue to expand. Noninterest expense increased by 60% for the quarter whereas net interest income and noninterest income in total grew by 67%. The greater revenue growth versus expense growth resulted in an improved efficiency ratio of 56.1% for the quarter as compared to 58.6% for the first quarter of the prior year. This improvement is a direct result of synergies achieved in the GBFC acquisition as well as continued better capacity usage of the branch network and operations.

Liquidity and Capital Resources

At March 31, 2003, our Tier I Capital as a percent of average assets was 7.6%, and our total capital to risk-weighted assets was 9.7%, as compared to 7.6% and 9.9% respectively at December 31, 2002. The decrease in the risk-based regulatory capital ratio reflects our continued internal growth in assets. Additional capital may be required within the next year if our growth continues at its current pace.

We declared our first cash dividend during the fourth quarter of 2000 in the amount of $.07 per share. We subsequently paid a quarterly cash dividend of $.07 per share during 2001. During the fourth quarter of 2001, the cash dividend was increased to $.08 per share and had continued at this level during 2002. During the fourth quarter of 2002 we increased the cash dividend to $.10 per share and paid this same amount for the first quarter 2003 cash dividend. It is anticipated that we will continue to pay quarterly cash dividends in the future. On May 8, 2002, we distributed a 4% stock dividend to our shareholders which was an increase over the 3% dividend paid in May of 2001. On April 24, 2003 we announced our third consecutive annual stock dividend and raised the amount to 5%. This new stock dividend will be paid on May 30, 2003 to shareholders of record as of May 14, 2003. All per share and average share information in this report has been adjusted to reflect the effect of this dividend.

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

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of March 31, 2003..........

                                             <3 Months       3-12 Months      1-5 Years     Over 5 Years     Total
Assets:
Fixed rate loans....................          $ 38,730           $67,942       $206,736          $31,304      $344,712
Variable rate loans.................           636,274             2,220         26,964            4,984       670,442
Taxable securities..................             2,295             6,390         56,621            3,018        68,324
Tax-exempt securities...............               ---               ---            ---           18,357        18,357
Other securities....................               ---               ---            ---            5,391         5,391
Short term investments..............               ---               ---            ---              ---           ---
Federal funds sold..................               ---               ---            ---              ---           ---
Loan Loss Reserve...................               ---               ---            ---              ---      (14,163)
Cash & due from banks...............               ---               ---            ---              ---        35,977
Acquisition intangibles.............               ---               ---            ---              ---        27,055
Loans held for sale.................               ---               ---            ---              ---        12,308
Fixed assets........................               ---               ---            ---              ---        30,617
Other assets........................               ---               ---            ---              ---        10,484
                                              --------          --------       --------          -------    ----------
   Total                                      $677,299          $ 76,552       $290,321          $63,054    $1,209,504
                                              ========          ========       ========          =======    ==========

Liabilities:
Time deposits $100,000 and over.....            59,277           107,080        113,739               --       280,096
Time deposits under $100,000                    16,957            59,406         64,360               --       140,723
Other borrowings....................            44,864             8,835         36,402           32,115       122,216
Savings & IRAs......................            34,410             6,733         15,143               --        56,287
NOW & money market accounts                    378,205               ---            ---               --       378,205
Non-Interest Bearing Deposits.......               ---               ---            ---               --       110,256
Other Liabilities & Equity..........               ---               ---            ---               --       121,721
                                              --------          --------       --------          -------    ----------
   Total                                      $533,713          $182,054       $229,644          $32,115    $1,209,504
                                              ========          ========       ========          =======    ==========

Period interest rate gap:...........           143,586         (105,502)         60,677           30,939
Cumulative interest rate gap:.......           143,586            38,084         98,761          129,700
Cumulative interest rate gap
to total assets.....................            11.87%             3.15%          8.17%           10.72%
Rate sensitive assets to rate
  sensitive liabilities.............              1.27              0.42           1.26             1.96
Cumulative rate sensitive assets to
  rate sensitive liabilities........              1.27              1.05           1.10             1.13

The above table shows that total assets maturing or repricing within one year exceeded liabilities maturing within the same time period by $38.1 million indicating that we are asset sensitive in this time horizon. However, repricing and cash flows of various categories of assets and liabilities are subject to competitive and other influences that are beyond our control. Gap analysis also does not reflect the magnitude of interest rate changes on net interest income as a result of the various assets and liabilities shown as re-priceable within twelve months. As a result, various assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

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

The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of March 31, 2003 (dollars in thousands).

                                               Economic Value       Percent   Net Interest     Percent
Interest Rate Scenario                           of Equity          Change       Income        Change
Interest rates up 200 basis points                  $106,795            5.25%        $43,575      11.75%
Interest rates up 100 basis points                   105,462            3.94          41,282       5.87
No change in interest rates                          101,466                          38,994
Interest rates down 100 basis points                  98,261           (3.16)         36,683      (5.93)
Interest rates down 200 basis points                  98,917           (2.51)         33,659     (13.68)

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION
/s/ Benj. A. Smith, III Benj. A. Smith, III Chairman and Chief Executive Officer
/s/ Jon Swets Jon Swets Chief Financial Officer (Principal Financial and Accounting Officer)

DATE:   May 12, 2002

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 12, 2003

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

EXHIBIT 99-1

I, Benj. A. Smith III, Chief Executive Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated:   May 12, 2003

/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer

EXHIBIT 99-2

I, Jon Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated:   May 12, 2003

/s/ Jon Swets Jon Swets Senior Vice President and Chief Financial Officer