Form 10-Q
period 2003-06-30
MACATAWA BANK CORP
filed 2003-08-14
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25927

MACATAWA BANK CORPORATION

(Exact name of issuer as specified in its charter)

Michigan (State of other jurisdiction of incorporation or organization)	38-3391345 (I.R.S. Employer Identification No.)

10753 Macatawa Drive, Holland, Michigan 49424
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 820-1444

_________________

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     x      No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     x      No

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,364,151 shares of the Company’s Common Stock (no par value) were outstanding as of July 28, 2003.

INDEX

		Page Number
Part I.	Financial Information:
	Item 1. Consolidated Financial Statements Notes to Consolidated Financial Statements	3 8
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
	Item 4. Controls and Procedures	28
Part II.	Other Information:
	Item 1. Legal Proceedings	29
	Item 2. Changes in Securities and Use of Proceeds	30
	Item 3. Defaults Upon Senior Securities	30
	Item 4. Submission of Matters to a Vote of Security Holders	30
	Item 5. Other Information	30
	Item 6. Exhibits and Reports on Form 8-K	30
Signatures		32

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 (unaudited) and December 31, 2002

                                                                            June 30,         December 31,
(dollars in thousands except share data)                                      2003               2002
                                                                            --------           --------
                                                                          (unaudited)
ASSETS
   Cash and due from banks...........................................      $   40,281       $   47,874
   Federal funds sold................................................             ---              ---
                                                                           ----------        ---------
      Cash and cash equivalents......................................          40,281           47,874

   Securities available for sale.....................................          92,109           86,109
   Securities held to maturity.......................................           2,664            4,061
   Federal Home Loan Bank stock......................................           6,968            5,391
   Loans held for sale...............................................          20,145           18,726
   Total loans.......................................................       1,038,298          961,038
   Allowance for loan losses.........................................         (14,513)         (13,472)
                                                                           ----------       ----------
                                                                            1,023,785          947,566

   Premises and equipment - net......................................          34,367           25,751
   Accrued interest receivable.......................................           4,613            4,411
   Goodwill..........................................................          23,915           23,915
   Acquisition intangibles...........................................           3,022            3,271
   Other assets......................................................           5,743            9,508
                                                                           ----------       ----------
      Total assets...................................................      $1,257,612       $1,176,583
                                                                           ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits
      Noninterest-bearing............................................      $  119,028       $  103,030
      Interest-bearing...............................................         853,911          817,843
                                                                           ----------       ----------
         Total.......................................................         972,939          920,873

  Federal funds purchased............................................          23,000           20,000
  Federal Home Loan Bank advances....................................         129,353          106,897
  Other borrowings...................................................           7,291            4,936
  Accrued expenses and other liabilities.............................           6,341            9,903
                                                                           ----------       ----------
          Total liabilities..........................................       1,138,924        1,062,609

   Shareholders' equity
     Preferred stock, no par value, 500,000 shares
        authorized; no shares issued and outstanding
     Common stock, no par value, 20,000,000 shares
        authorized; 8,363,838 shares and 7,891,502
        issued and outstanding as of June 30, 2003 and
        December 31, 2002, respectively..............................         114,486          105,201
     Retained earnings...............................................           1,103            5,931
     Accumulated other comprehensive income..........................           3,099            2,842
                                                                           ----------       ----------
        Total shareholders' equity...................................         118,688          113,974
                                                                           ----------       ----------

   Total liabilities and shareholders' equity........................      $1,257,612       $1,176,583
                                                                           ==========       ==========

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2003 and 2002
(unaudited)

(dollars in thousands except
per share data)                         Three Months     Three Months      Six Months        Six Months
                                           Ended            ended            Ended             Ended
                                       June 30, 2003    June 30, 2002    June 30, 2003     June 30, 2002
                                       -------------    -------------    -------------     -------------
Interest income                         (unaudited)      (unaudited)      (unaudited)       (unaudited)
   Loans, including fees..............    $14,766          $13,815         $29,033            $23,376
   Securities.........................      1,119            1,185           2,260              2,146
                                          -------          -------         -------            -------
      Total interest income...........     15,885           15,000          31,293             25,522

Interest expense
   Deposits...........................      4,458            4,964           9,024              8,317
   Other..............................      1,140            1,222           2,374              2,234
                                          -------          -------         -------            -------
      Total interest expense..........      5,598            6,186          11,398             10,551

Net interest income...................     10,287            8,814          19,895             14,971

Provision for loan losses.............        870              921           1,865              1,626
                                          -------          -------         -------            -------
Net interest income after
  provision for loan losses...........      9,417            7,893          18,030             13,345

Noninterest income
   Service charges on deposit accounts        652              551           1,252              1,007
   Mortgage production revenue........        973              430           1,959                643
   Trust fees.........................        603              581           1,186                744
   Other..............................        173              139             310                277
                                          -------          -------         -------            -------
      Total noninterest income........      2,401            1,701           4,707              2,671

Noninterest expense
   Salaries and benefits..............      4,109            3,239           7,699              5,399
   Occupancy  ........................        516              495           1,074                849
   Furniture and equipment ...........        641              544           1,235                980
   Legal and professional fees........        168              153             297                279
   Advertising........................        256              160             459                276
   Data processing....................        186              189             385                325
   Supplies...........................        143              130             276                223
   Other .............................      1,404             1189           2,678              1,945
                                          -------          -------         -------            -------
      Total noninterest expenses......      7,423            6,099          14,103             10,276

Income before federal income tax......      4,395            3,495           8,634              5,740

Federal income tax....................      1,463            1,145           2,891              1,876
                                          -------          -------         -------            -------

Net income............................     $2,932           $2,350          $5,743             $3,864
                                          =======          =======         =======            =======
Basic earnings per share..............        .35              .28             .69                .54
Diluted earnings per share............        .35              .28             .68                .54

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2003 and 2002
(unaudited)

(dollars in thousands except                                              Accumulated
per share data)                                                              Other           Total
                                                  Common     Retained    Comprehensive   Shareholders'
                                                   Stock     Earnings       Income          Equity
                                                  -------    --------    -------------   -------------

Balance, January 1, 2002.................        $ 62,334    $ 3,180      $   988          $ 66,502

Net income for six months ended
   June 30, 2002.........................                      3,864                          3,864

Other comprehensive income, net of tax:
     Unrealized gains/losses on securities                                    611               611
     Unrealized gain on derivative instruments                                171               171
                                                                                            -------
        Comprehensive income.............                                                     4,646

Issued 2,472,015 shares for acquisition of
GBFC, adjusted for 4% stock dividend.....          39,817                                    39,817
Conversion of GBFC stock options                      987                                       987

Proceeds from exercise of 11,495 stock options         61                                        61

Issued 212,355 shares in payment
   Of 4% stock dividend                             4,270     (4,277)                            (7)

Cash dividends at $.15 per share.........                     (1,065)                        (1,065)
                                                             -------                       --------
Balance, June 30, 2002...................        $107,469    $ 1,702      $ 1,770          $110,941
                                                 ========    =======      =======          ========

Balance, January 1, 2003.................        $105,201    $ 5,931      $ 2,842          $113,974

Net income for six months ended
   June 30, 2003.........................                      5,743                          5,743

Other comprehensive income, net of tax:
   Unrealized gains/losses on securities.                                     252               252
   Unrealized gain on derivative instruments                                    5                 5
                                                                                           --------
        Comprehensive income.............                                                     6,000

Proceeds from exercise of 74,672 stock options        358                                       358

Issued 397,664 shares in payment
   Of 5% stock dividend                             8,927     (8,941)                           (14)

Cash dividends at $.20 per share.........                     (1,630)                        (1,630)
                                                             -------                       --------

Balance, June 30, 2003...................        $114,486    $ 1,103      $ 3,099          $118,688
                                                 ========    =======      =======          ========

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2003 and 2002
(unaudited)

(dollars in thousands)                                                Six Months           Six Months
                                                                         Ended               Ended
                                                                     June 30, 2003       June 30, 2002
                                                                     -------------       -------------
                                                                      (unaudited)         (unaudited)
Cash flows from operating activities
   Net income.....................................................    $  5,743             $  3,864
   Adjustments to reconcile net income to net
      cash from operating activities:
         Depreciation and amortization............................       1,550                1,068
         Provision for loan losses................................       1,865                1,626
         Gain on sale of loans....................................      (1,959)                (643)
         Loans originated for sale................................    (175,573)             (65,585)
         Proceeds from sales of loans.............................     176,113               66,775
         Net change in:
            Accrued interest receivable and other assets..........       3,382                3,760
            Accrued expenses and other liabilities................      (3,562)                 200
                                                                        ------               ------
               Net cash from operating activities.................       7,559               11,065

Cash flows from investing activities
   Net increase in loans..........................................     (78,084)             (97,322)
   Purchase of Federal Home Loan Bank Stock.......................      (1,577)                (584)
   Purchases of securities available for sale.....................     (16,290)             (18,356)
   Proceeds from maturities and calls of securities available for
     sale.........................................................      10,069                6,599
   Principal paydowns on securities...............................       1,951                  761
   Cash received from acquisition of GBFC.........................         ---               21,390
   Additions to premises and equipment............................      (9,812)              (4,357)
                                                                        ------               ------
        Net cash used in investing activities.....................     (93,743)             (91,869)

Cash flows from financing activities
   Net increase in deposits.......................................      52,066               90,011
   Net (decrease) increase in short term borrowings...............       3,000                  ---
   Proceeds from Federal Home Loan Bank advances..................      40,000               20,264
   Repayments of Federal Home Loan Bank advances..................     (17,544)              (8,590)
   Proceeds from other borrowings                                        2,500                  ---
   Repayments of other borrowings.................................        (145)                 ---
   Cash dividends paid............................................      (1,644)              (1,072)
   Proceeds from exercise of options..............................         358                   61
                                                                        ------               ------
        Net cash from financing activities........................      78,591              100,674

Net change in cash and cash equivalents...........................      (7,593)              19,870

Cash and cash equivalents at beginning of period..................      47,874               34,198
                                                                        ------               ------

Cash and cash equivalents at end of period........................    $ 40,281             $ 54,068
                                                                      ========             ========

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Six Month Periods Ended June 30, 2003 and 2002
(unaudited)

(dollars in thousands)                                               Six Months         Six Months
                                                                       Ended              Ended
                                                                   June 30, 2003      June 30, 2002
                                                                   -------------      -------------
Supplemental disclosures of cash flow information
       Cash paid during the period for:
         Interest..................................................... $11,642           $10,525
         Income taxes.................................................   3,500             1,900
       Noncash investing and financing activities:
         GBFC acquistion:
            Securities acquired (including FHLB stock)................     ---            11,864
            Loans acquired............................................     ---           246,344
            Premises and equipment acquired...........................     ---               656
            Acquisition intangibles recorded..........................     ---            27,578
            Other assets acquired.....................................     ---             4,142
            Deposits assumed..........................................     ---           246,060
            Borrowings assumed........................................     ---            20,170
            Other liabilities assumed.................................     ---             4,940
            Value of common stock issued and converted stock options..     ---            40,804

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2002 Annual Report containing financial statements for the year ended December 31, 2002.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2003, and the 4% stock dividend distributed on May 8, 2002.

Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the six month periods ended June 30, 2003 and 2002, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data). The pro forma effect may increase in the future if more options are granted.

                                           Three months    Three months    Six months      Six months
                                              ended           ended          ended           ended
                                          June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                          -------------   -------------   -------------   -------------

 Net income as reported                      $2,932          $2,350          $5,743          $3,864
 Stock-based compensation cost, net of tax      (47)            (53)            (83)           (106)
                                              -----           -----           -----           -----
   Pro forma net income                       2,885           2,297           5,660           3,758

 Basic earnings per share as reported           .35             .28             .69             .54
 Pro forma basic earnings per share             .34             .27             .68             .53

 Diluted earnings per share as reported         .35             .28             .68             .54
 Pro forma diluted earnings per share           .34             .27             .67             .52

NOTE 2 — PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Macatawa Bank and Grand Bank (the “Banks”) and Macatawa Investment Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

Grand Bank became a wholly-owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (“GBFC”), and its results are included in the consolidated statement of income since this date. Effective January 1, 2003, Grand Bank was merged into Macatawa Bank with the combined bank named Macatawa Bank.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted a new accounting standard dealing with asset retirement obligations. The effect of this standard on the financial position and results of operations of the Company was not material.

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, both of which generally become effective in the quarter beginning July 1, 2003.

Because the Company does not have these instruments or is only nominally involved in these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

Under the new standard for certain liabilities and equity instruments, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity. Accordingly, the trust preferred securities issued by the Company on July 15, 2003 will be classified as liabilities for Generally Accepted Accounting Principles, and a component of capital for regulatory purposes, see Note 11.

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

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $23.9 million and is not being amortized. Intangible assets recorded for the acquisition that are subject to amortization are as follows in thousands of dollars as of June 30, 2003:

	Gross Amount	Accumulated Amortization
Core deposit intangible.............	$3,185	$475
Trust relationships...................	478	166

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

Both the core deposits and trust relationships intangibles are being amortized on an accelerated basis over a period of ten years. Amortization expense for the six months ended June 30, 2003 was $248,500. Estimated amortization expense for the next five years is as follows in thousands of dollars:

2003..............	$484
2004..............	440
2005..............	406
2006..............	378
2007..............	340

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with the acquisition, the fair values of significant assets acquired and liabilities assumed were as follows, stated in thousands of dollars:

Cash and cash equivalents	$21,390
Securities	11,070
Loans	246,344
Acquisition intangibles	27,578
Deposits	(246,060)
Other borrowings	(20,170)

The consolidated statements of income reflect the operating results of GBFC since the effective date of the acquisition. The following table presents pro forma information for the six months ended June 30, 2002 as if the acquisition of GBFC had occurred at the beginning of 2002. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

                                                     Six Months
                                                       Ended
                                                    June 30, 2002
                                                    -------------
                                                     (proforma)

Interest income                                        $29,050
Interest expense                                        12,145
                                                       -------
         Net interest income                            16,905
Provision for loan losses                                1,999
                                                       -------
         Net interest income after provision            14,906
Noninterest income                                       3,684
Noninterest expense                                     12,196
                                                       -------
         Income before federal income tax                6,394
Federal income tax expense                               2,089
                                                       -------
         Net income                                   $  4,305
                                                      ========

         Basic earnings per share                         $.51
         Diluted earnings per share                       $.51

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 2003 and June 30, 2002 are as follows (dollars in thousands except per share data):

                                           Three Months    Three Months      Six Months     Six Months
                                                Ended           Ended          Ended          Ended
                                           June 30, 2003   June 30, 2002    June 30, 2003  June 30, 2002
                                           -------------   -------------    -------------  -------------
Basic earnings per share
   Net income.............................    $  2,932       $  2,350            $5,743       $  3,864
                                              --------       --------            ------       --------
   Weighted average common
      shares outstanding..................   8,363,838      8,400,373         8,341,254      7,105,748
                                             ---------      ---------         ---------      ---------

   Basic earnings per share...............       $0.35          $0.28             $0.69          $0.54
                                                 =====          =====             =====          =====

Diluted earnings per share
   Net income.............................      $2,932         $2,350            $5,743         $3,864
                                                ------         ------            ------         ------
   Weighted average common
      shares outstanding..................   8,363,838      8,400,373         8,341,254      7,105,748
   Add:  Dilutive effects of assumed
      exercise of stock options...........     121,394        139,277           121,082        103,488
                                               -------        -------           -------        -------

   Weighted average common and
      dilutive potential common
      shares outstanding..................   8,485,232      8,539,650         8,462,336      7,209,236
                                             ---------      ---------         ---------      ---------

 Diluted earnings per share...............       $0.35          $0.28             $0.68          $0.54
                                                 =====          =====             =====          =====

There were no antidilutive options for the quarter and six months ended June 30, 2003 and 2002.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

                                                              Gross          Gross
                                               Amortized    Unrealized     Unrealized
                                                  Cost         Gains        Losses        Fair Values
                                               ---------    ----------     ----------     -----------
June 30, 2003
-------------
Available for sale:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........     $65,164      $ 2,422        $  ---          $67,586
  State and municipal bonds................      23,195        1,332            (4)          24,523
                                               --------      -------         -----          -------
                                                $88,359      $ 3,754        $   (4)         $92,109
                                               ========      =======         =====          =======

Held to maturity:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........     $    36            1        $  ---          $    37
  State and municipal bonds................       2,628           99           ---            2,727
                                               --------      -------         -----          -------
                                                $ 2,664      $   100        $  ---          $ 2,764
                                               ========      =======         =====          =======

                                                              Gross          Gross
                                               Amortized    Unrealized     Unrealized
                                                  Cost         Gains        Losses        Fair Values
                                               ---------    ----------     ----------     -----------
December 31, 2002
-----------------
Available for sale:
   U. S. Treasury securities and obligations
      of U. S. Government agencies.........     $67,747      $ 2,752        $   (1)         $70,498

  State and municipal bonds................      15,050          611           (50)          15,611
                                                -------      -------         -----          -------
                                                $82,797      $ 3,363        $  (51)         $86,109
                                                =======      =======        ======          =======

Held to maturity:
   U.S. Treasury securities and obligations
      of U. S. Government agencies.........     $ 1,369      $    12        $  ---          $ 1,381

  State and municipal bonds................       2,692           79           (12)           2,759
                                                -------      -------        ------          -------
                                                $ 4,061      $    91        $  (12)         $ 4,140
                                                =======      =======        ======          =======

Contractual maturities of debt securities at June 30, 2003 were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Held to Maturity Securities        Available for Sale Securities
                                Amortized Cost      Fair Values    Amortized Cost        Fair Values
                                --------------      -----------    --------------        -----------
Due less than one year........    $  .36             $  .37           $ 8,035              $ 8,238
Due one year to five years....       ---                ---            54,243               56,448
Due five years to ten years...       ---                ---            10,030               10,712
Due after ten years...........    $2,628             $2,727            16,051               16,711
                                 -------            -------           -------              -------
   Total                          $2,664             $2,764           $88,359              $92,109
                                 =======            =======           =======              =======

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – LOANS

Loans were as follows (in thousands):

                                                      June 30,        December 31,
                                                        2003              2002
                                                   -------------     --------------

     Commercial.................................     $  378,347        $341,370
     Commercial mortgage........................        375,503         356,310
     Residential mortgage.......................        150,620         133,843
     Consumer...................................        133,828         129,515
                                                    -----------       ---------
                                                      1,038,298         961,038
     Allowance for loan losses..................        (14,513)        (13,472)
                                                    -----------       ---------
                                                     $1,023,785        $947,566
                                                    ===========       =========

Activity in the allowance for loan losses was as follows (in thousands):

                                       Three months     Three months      Six months       Six months
                                           ended            ended             ended           ended
                                      June 30, 2003    June 30, 2002     June 30, 2003    June 30, 2002
                                      -------------    -------------     -------------    -------------
  Balance at beginning of period.         $14,163           $ 8,174          $13,472          $ 7,699
      Balances from GBFC aquisition           ---             3,464              ---            3,464
      Provision for loan losses..             870               921            1,865            1,626
    Charge-offs..................            (548)             (138)            (856)            (515)
    Recoveries...................              28                 9               32              156
                                         --------           -------          -------          -------
  Balance at end of period.......         $14,513           $12,430          $14,513          $12,430
                                         ========           =======          =======          =======

NOTE 8 – DEPOSITS.

Deposits are summarized as follows (in thousands):

                                                                June 30,            December 31,
                                                                 2003                   2002
                                                              ----------            ------------
Noninterest-bearing demand deposit accounts...............     $119,028               $103,030
Money market accounts.....................................      257,293                237,636
NOW and Super NOW accounts................................      130,746                140,822
Savings accounts..........................................       33,220                 28,730
Certificates of deposit...................................      432,652                410,655
                                                             ----------              ---------
                                                               $972,939               $920,873
                                                             ==========              =========

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):

                                                            June 30,        December 31,
                                                              2003              2002
                                                            --------        ------------
Maturities from July 2003 through
    July 2018, rates from 1.36% to
    6.95%, averaging 3.89%                                  $129,353
                                                            ========

Maturities from March 2003 through December 2010,
    rates from 1.80% to 6.95%, averaging
    5.19%                                                                     $106,897
                                                                              ========

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $66,565,000 and $70,768,000 at June 30, 2003 and December 31, 2002, and first mortgage loans totaling $107,707,000 and $95,530,000 under a blanket lien arrangement at June 30, 2003 and December 31, 2002, respectively.

Maturities as of June 30, 2003 were as follows (in thousands):

2003	$24,454
2004	44,576
2005	17,500
2006	---
2007	---
Thereafter	42,823
$129,353

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

In May 2002 the Company entered into a three-year interest rate swap arrangement that converts the variable rate cash inflows on certain of its loans to fixed rates of interest. This interest rate swap bears a notional amount of $20 million, pays interest to the Company at a fixed rate, and requires interest payments from the Company at a variable rate. It is anticipated that approximately $353,000 net of tax, of unrealized gains on this cash flow hedge at June 30, 2003 will be reclassified to earnings over the next twelve months.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2003 and December 31, 2002, actual capital levels and minimum required levels for the Company and the Banks were (in thousands):

                                                                                             To Be Well
                                                                     Minimum Required    Capitalized Under
                                                                        For Capital      Prompt Corrective
                                                       Actual        Adequacy Purposes  Action Regulations
                                                       ------        -----------------  ------------------
                                                  Amount    Ratio     Amount    Ratio     Amount    Ratio
                                                  ------    -----     ------    -----     ------    -----
June 30, 2003
-------------
Total capital (to risk weighted assets)
   Consolidated.............................    $103,066     9.7%    $84,700    8.0%    $105,875   10.0%
   Macatawa Bank............................     109,203     10.3     84,655     8.0     105,819    10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................      89,832      8.5     42,350     4.0      63,525     6.0
   Macatawa Bank............................      91,476      8.6     42,328     4.0      63,491     6.0
Tier 1 capital (to average assets)
   Consolidated.............................      89,832      7.5     47,834     4.0      59,793     5.0
   Macatawa Bank............................      91,476      7.7     47,682     4.0      59,602     5.0

December 31, 2002
-----------------
Total capital (to risk weighted assets)
   Consolidated.............................     $97,449     9.9%    $78,860    8.0%     $98,576   10.0%
   Macatawa Bank............................      71,618     10.0     57,197     8.0      71,496    10.0
   Grand Bank...............................      28,879     10.7     21,628     8.0      27,035    10.0
Tier 1 capital (to risk weighted assets)
   Consolidated.............................      85,127      8.6     39,430     4.0      59,145     6.0
   Macatawa Bank............................      62,681      8.8     28,599     4.0      42,898     6.0
   Grand Bank...............................      21,000      7.8     10,814     4.0      16,221     6.0
Tier 1 capital (to average assets)
   Consolidated.............................      85,127      7.6     44,657     4.0      55,821     5.0
   Macatawa Bank............................      62,681      7.7     32,628     4.0      40,785     5.0
   Grand Bank...............................      21,000      7.1     11,879     4.0      14,849     5.0

The Bank and Banks were categorized as well capitalized at June 30, 2003 and year-end 2002, respectively.

On July 15, 2003 the Company issued $20.0 million of pooled trust preferred securities (“Preferred Securities”) through one issuance by a wholly-owned subsidiary grantor trust, Macatawa Statutory Trust I (the “Trust”). The Preferred Securities accrue and pay distributions quarterly at a specified rate as provided in the indenture, three-month LIBOR plus 3.05%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures which is July 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole or in part on or after July 15, 2008, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The initial interest rate on the Preferred Securities was 4.16%. It is expected that the entire $20.0 million issuance will qualify as Tier 1 capital for regulatory capital purposes.

NOTE 12 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. Currently, there are no matters which are expected to have a material adverse effect on the consolidated financial position or results of operations.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 8, 2003 the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank. Trade Partners was involved in purchasing and selling interests in viaticals which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners and Grand Bank alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. In addition, in May 2003 a purported class action complaint was filed against the Company alleging that Grand Bank breached escrow agreements and its fiduciary duties with respect to the plaintiff’s investments secured by viaticals. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. Management believes the Company has strong defenses and will vigorously defend the case.

Trade Partners is now in receivership. The receiver has been authorized to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank has agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of August 4, 2003 no draws had yet been made on the line of credit.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, Management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. On April 1, 2002 Macatawa Bank Corporation acquired Grand Bank Financial Corporation (“GBFC”) and its wholly owned banking subsidiary, Grand Bank. Its results are included in the consolidated statements of income since this effective date. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. To achieve further synergies from the Grand Bank acquisition, the Company merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates seventeen branch offices and three lending and operational service facilities, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various services including discount brokerage, personal financial planning and consultation regarding mutual funds. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

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

The West Michigan markets within which we operate are growing markets. Because of their growth and our ability to provide highly personalized service, these markets have provided significant expansion opportunities for us. In addition, acquisitions of banks within our markets by large banking institutions headquartered far away have provided us additional opportunity to gain market share. Grand Rapids is the largest market within West Michigan. It is also where we hold the lowest percent share of the market relative to the other markets within which we operate, and therefore we believe presents great opportunity. In November 2002 we opened a new branch in Grand Rapids, and in Wyoming we opened an expanded branch allowing us to move from a small storefront office. We have continued this expansion focus in 2003 and expect to open at least three new branches in other desirable locations within our market area. During the second quarter, we began construction for a new branch in Grand Rapids at the corner of Knapp Street and East Beltline Avenue. The construction of a new branch in Grandville replacing a store front location was completed in May and opened for business at the end of that month. In Holland, construction began for a branch located on the North side of the city in order to round out our presence in this market.

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

Our total assets were $1.26 billion at June 30, 2003, an increase of $81.0 million as compared to $1.18 billion at December 31, 2002. We believe the continued strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks.

Our total portfolio loans at June 30, 2003 were $1,038.3 million, an increase of $77.3 million as compared to $961.0 million at December 31, 2002. Most of the growth was in commercial and commercial real estate loans. Commercial and commercial real estate loans accounted for approximately 73% of the total loan portfolio at June 30, 2003 and at December 31, 2002. Consumer loans comprised 13% of the portfolio, while residential mortgage loans were 14% of total loans at June 30, 2003.

The allowance for loan losses as of June 30, 2003 was $14.5 million, or 1.40% of total portfolio loans, compared to $13.5 million, or 1.40% of total loans at December 31, 2002. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, formula allowance for graded loans, and general allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. As of June 30, 2003 and December 31, 2002 the specific allowance was $1.7 million and $883,000, respectively.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our loss experience, the banking industry’s historical loan loss experience, and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the analysis date. As of June 30, 2003 and December 31, 2002 the formula allowance was $11.0 million and $10.1 million, respectively.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. Since Grand Bank’s loan portfolio is seasoned, its loan loss trends are used in determining an adequate allowance for these pools of loans in addition to industry experience and peer information. As of June 30, 2003 and December 31, 2002 the general allowance was $1.4 million and $1.5 million respectively.

During the six months ended June 30, 2003 the allowance for loan losses increased by $1.0 million due to an increase in the specific allowance and continuing growth in the commercial loan portfolio causing an increase in the formula allowance. The specific allowance increased as two loan relationships were moved from the formula allowance to the specific allowance due to worsening credit conditions of these specific customers. Asset quality was stable during the six months ended June 30, 2003 with the ratio of nonperforming loans to total loans of ..23% compared to .29% at December 31, 2002. The continued increase in the allowance was deemed necessary despite the stability in nonperforming loans to total loans given the growth in loans, the unseasoned nature of our portfolio and current soft economic conditions both on a national basis and locally.

Net charge-offs for the six months ended June 30, 2003 totaled $824,000 as compared to $359,000 for the same period in 2002. Although the amount of net charge-offs was higher, our credit losses on loans continue to be low relative to comparable banks. However, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and potential economic weakness, in our judgment, we have provided adequate reserves for loan losses, although there can be no assurance that the allowance for losses on loans will be adequate to cover all losses.

Premises and equipment totaled $34.4 million at June 30, 2003, an increase of $8.6 million from December 31, 2002. The increase resulted from costs incurred with the completion of the company’s new headquarters building and a new branch location, as well as construction costs for the two branch locations that are currently in process. The new headquarters location has allowed us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. The new branch site allowed us to replace a leased storefront branch site in Grandville with a full service branch in a more favorable location.

Total deposits increased $52.1 million to $972.9 million at June 30, 2003, as compared to $920.9 million at December 31, 2002. Categories of deposit accounts experiencing growth included noninterest-bearing demand deposits, money markets, savings, and certificates of deposit. This growth in deposits was substantially a result of deposits from new customers. We continue to anticipate strong deposit growth based on our focus on quality customer service, the desire of customers to deal with a local bank, convenient accessibility through our growing branch network and our expanded opportunities in the Grand Rapids market as a result of the GBFC acquisition. Our NOW accounts experienced a seasonal decline during the first six months of the year but are expected to gradually increase during the remainder of the year due to these growth opportunities.

Results of Operations

The effective date of the GBFC acquisition was April 1, 2002 and therefore the results of operations for the first quarter of 2002 did not include the effect of GBFC and Grand Bank. For pro forma information concerning the GBFC acquisition, please refer to Note 4 to the Consolidated Financial Statements.

Net income for the quarter ended June 30, 2003 was $2.9 million, an increase of 25% over the second quarter 2002 net income of $2.4 million. Diluted earnings per share for the second quarter of 2003 was $.35, also a 25% increase over the second quarter of the prior year, reflecting the increase in earnings. Net income for the six months ended June 30, 2003 was up 49% to $5.7 million compared to $3.9 million for the same period in the prior year. Earnings per share on a diluted basis were $.68 for the six months year-to-date, an increase of 26% compared to $.54 for the same period in the prior year. The percent increase in earnings per share for the six months was less than the percent increase in net income due to a 45% increase in shares outstanding for the GBFC acquisition in the second quarter of 2002.

Net interest income for the second quarter of 2003 totaled $10.3 million, a 17% increase as compared to $8.8 million for the comparable period in 2002. The net interest income growth was driven primarily by growth in our earning assets, which grew by 16% or $158.5 million from an average of $977.5 million for the second quarter of 2002 to an average of $1.14 billion for the second quarter of 2003. An increase in net interest margin, which was up to 3.64% for the second quarter of 2003 from 3.58% for the same quarter of the prior year, also contributed to the improvement in net interest income. The improvement in net interest margin can be attributed to both strong growth in non-interest bearing deposits and the continued decrease in the cost of interest bearing deposits caused by the currently low interest rate environment. Net interest margin for the six months ended June 30, 2003 was 3.59% compared to 3.68% for the same period in the prior year. The contraction in the net interest margin for the six months relates primarily to the lower net interest margin that GBFC carried compared to Macatawa. Also, we have continued to see strong loan growth, but customer preferences have been for floating rate loans that bear interest rates on average of 175 basis points lower than fixed rate commercial loans. This preference altered our mix of variable versus fixed rate commercial loans and also contributed to the decline in net interest margin for the six months ended June 30, 2003 compared to the same period in the prior year.

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

The following table shows an analysis of net interest margin for the three-month periods ending June 30, 2003 and 2002.

                                                                    For the three months ended June 30,

                                         ----------------------------------------------------------------------------------
                                                          2003                                            2002
                                         ----------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                           Average       Earned       Yield              Average      Earned       Yield
                                           Balance      or paid      Or cost             Balance      Or paid     or cost
                                           -------      -------      -------             -------      -------     -------
                                                                      (Dollars in thousands)
Assets
------
Taxable securities....................... $   66,054      $   815       4.94%          $   67,451     $   875       5.20%
Tax-exempt securities (1)................     20,444          230       6.96%              13,439         159       7.33%
Loans....................................  1,039,370       14,766       5.64%             873,319      13,815       6.26%
Fed funds sold...........................         55            1       1.19%              18,330          77       1.68%
Federal Home Loan Bank stock.............      5,744           73       5.04%               4,979          74       5.91%
                                           ---------       ------                       ---------      ------
  Total interest earning assets..........  1,131,667       15,885       5.62%             977,518      15,000       6.13%

Noninterest earning assets
  Cash and due from banks................     30,324                                       36,266
  Other..................................     59,699                                       43,497
                                           ---------                                    ---------
    Total assets......................... $1,221,690
                                           =========                                   $1,057,281
                                                                                        =========

Liabilities
-----------
NOWs and MMDAs........................... $  381,795          945       0.99%          $  350,885       1,412       1.61%
Savings..................................     32,104           39       0.49%              24,462         106       1.74%
IRAs.....................................     25,578          237       3.72%              17,811         209       4.69%
Time deposits............................    416,034        3,176       3.06%             350,886       3,237       3.70%
Fed funds borrowed.......................     16,857           61       1.44%               8,929          44       1.95%
Other borrowings.........................    118,709        1,140       3.80%             103,734       1,178       4.49%
                                             -------        -----                         -------       -----
  Total interest bearing liabilities.....    991,077        5,598       2.26%             856,707       6,186       2.89%

Noninterest bearing liabilities
  Noninterest bearing demand accounts....    106,279                                       83,459
  Other noninterest bearing liabilities..      6,176                                        8,632

Shareholders' equity.....................    118,158                                      108,483
                                             -------                                      -------

    Total liabilities and shareholders'
         equity.......................... $1,221,690
                                           =========                                   $1,057,281
                                                                                        =========

Net interest income......................                 $10,287                                     $ 8,814
                                                           ======                                       =====

Net interest spread......................                               3.36%                                        3.24%
Net interest margin......................                               3.64%                                        3.58%
Ratio of average interest earning assets to
  Average interest bearing liabilities...                 114.19%                         114.10%
(1)   Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the six-month periods ending June 30, 2003 and 2002.

                                                                    For the six months ended June 30,

                                         ----------------------------------------------------------------------------------
                                                          2003                                            2002
                                         ----------------------------------------------------------------------------------
                                                        Interest     Average                         Interest     Average
                                           Average       Earned       Yield              Average      Earned       Yield
                                           Balance      or paid      Or cost             Balance      Or paid     or cost
                                           -------      -------      -------             -------      -------     -------
                                                                      (Dollars in thousands)
Assets
------
Taxable securities....................... $   67,279      $ 1,666       4.95%           $ 61,235      $ 1,655        5.41%
Tax-exempt securities (1)................     19,100          433       7.03%             11,497          267        7.19%
Loans....................................  1,019,795       29,033       5.68%            724,710       23,376        6.43%
Fed funds sold...........................      1,700           10       1.17%             10,982           91        1.68%
Federal Home Loan Bank stock.............      5,573          151       5.38%              4,384          133        6.05%
                                           ---------       ------                        -------       ------
  Total interest earning assets..........  1,113,447       31,293       5.65%            812,808       25,522        6.30%

Noninterest earning assets
  Cash and due from banks................     30,556                                      32,388
  Other..................................     58,198                                      30,547
                                           ---------                                     -------
    Total assets......................... $1,202,201                                    $875,743
                                           =========                                     =======

Liabilities
-----------
NOWs and MMDAs........................... $  381,605        2,014       1.06%           $298,672        2,418        1.63%
Savings..................................     30,611           76       0.50%             21,921          153        1.41%
IRAs.....................................     25,113          476       3.82%             15,962          385        4.86%
Time deposits............................    411,555        6,457       3.17%            277,346        5,361        3.90%
Fed funds borrowed.......................     12,927           93       1.43%              6,204           61        1.95%
Other borrowings.........................    115,036        2,282       3.94%             89,683        2,173        4.82%
                                           ---------       ------                        -------       ------
  Total interest bearing liabilities.....    976,847       11,398       2.35%            709,788       10,551        2.99%

Noninterest bearing liabilities
  Noninterest bearing demand accounts....    101,866                                      71,845
  Other noninterest bearing liabilities..      6,464                                       6,039

Shareholders' equity.....................    117,024                                      88,071
                                           ---------                                     -------

    Total liabilities and shareholders'
         equity.......................... $1,202,201                                    $875,743
                                           =========                                     =======

Net interest income......................                 $19,895                                     $14,971
                                                           ======                                      ======

Net interest spread......................                               3.30%                                        3.31%
Net interest margin......................                               3.59%                                        3.68%
Ratio of average interest earning assets to
  Average interest bearing liabilities...                 113.98%                          114.51%
(1)   Yield adjusted to fully tax equivalent.

The provision for loan losses for the three and six month periods ended June 30, 2003 were $870,000 and $1,865,000 as compared to $921,000 and $1,626,000 for the same periods in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the earlier discussion under Financial Condition. Along with other financial institutions, management shares a concern for the possible continuing weak economic conditions. Should the economic climate remain soft, borrowers may experience more difficulty in making loan payments, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the three and six month periods ended June 30, 2003 were $2.4 million and $4.7 million as compared to $1.7 million and $2.7 million for the same periods in the prior year. All components of noninterest income increased compared to the prior year periods. Most of the improvement in second quarter and year to date noninterest income came from gains on sales of mortgage loans. Our mortgage banking function continued to capitalize on the current mortgage interest rate environment and achieved high loan sales volume resulting in gains of $973,000 for the quarter, an increase of $543,000 over the prior year second quarter. As mortgage interest rates begin to rise slightly, it is expected that refinance activity will slow down resulting in a decline in our loan sales volume during the latter half of 2003. Income from deposit service charges for the second quarter also increased, growing by $101,000 or 18% compared to the second quarter of the prior year. This growth in service charge income was a direct result of the growth in non-interest bearing deposit accounts which grew by 43% since June 30, 2002. Trust fee income was higher for the six months ended June 30, 2003 compared to the same period in the prior year primarily due to the addition of Grand Bank’s trust services effective with the GBFC acquisition on April 1, 2002.

Noninterest expense totaled $7.4 million for the three month period ended June 30, 2003 as compared to $6.1 million for the same period in the prior year. Salaries and benefits increased by $870,000 comprising most of the increase in non-interest expenses. Our growth has required additional staff in various areas including new branches, lending departments, and operations which are all necessary to support increased customer activity. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. With the increases in net interest income and non-interest income for the second quarter of 2003, revenue growth offset this non-interest expense growth with the result of achieving an efficiency ratio of 58.5%, approximately the same level as in the second quarter of the prior year.

Noninterest expense totaled $14.1 million for the six month period ended June 30, 2003 as compared to $10.3 million for the same period in the prior year. Salaries and benefits increased by $2.3 million for the six months and was the primary category of increase in noninterest expense. Most of the increase related to the addition of the Grand Bank workforce effective with the GBFC acquisition on April 1, 2002, however, our continued growth has required additional staff as addressed above in the quarterly comparison of noninterest expense. Other increases included occupancy and equipment expense, data processing, and other support related expenses, such as courier, telephone, postage, outside services and legal services, all of which increased partially due to the GBFC acquisition. Most of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated. Others of these costs such as legal and other outside services increase due to the growth in complexity of our business as we continue to expand. It is anticipated that legal expense may increase over the next several quarters as we continue to defend against litigation related to Trade Partners. For further information regarding litigation related to Trade Partners, please refer to Note 12 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At June 30, 2003, our Tier I Capital as a percent of average assets was 7.5% and our total capital to risk-weighted assets was 9.7%, as compared to 7.6% and 9.9% respectively at December 31, 2002. The decrease in the risk-based regulatory capital ratio reflects our continued internal growth in assets. On July 15, 2003 we raised additional capital in the amount of $20.0 million by participating in a pooled trust preferred security issuance. This issuance provided additional regulatory capital to support future growth in assets. For more information regarding the trust preferred securities, please refer to Note 11 of the Notes to Consolidated Financial Statements.

We declared our first cash dividend during the fourth quarter of 2000 in the amount of $.07 per share. We subsequently paid a quarterly cash dividend of $.07 per share during 2001. During the fourth quarter of 2001, the cash dividend was increased to $.08 per share and had continued at this level during 2002. During the fourth quarter of 2002 we increased the cash dividend to $.10 per share and paid this same amount for the first and second quarters of 2003. It is anticipated that we will continue to pay quarterly cash dividends in the future. On May 8, 2002, we distributed a 4% stock dividend to our shareholders which was an increase over the 3% dividend paid in May of 2001. On May 30, 2003 we distributed our third consecutive annual stock dividend and raised the amount to 5%. All per share and average share information in this report has been adjusted to reflect the effect of this dividend.

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. Our sources of liquidity include loan payments by our borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds sold, our borrowings from the Federal Home Loan Bank, and our issuance of trust preferred securities and common stock. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of June 30, 2003.

                                    <3 Months    3-12 Months     1-5 Years      Over 5 Years   Total
Assets:
Fixed rate loans.................... $ 40,353       $65,580       $202,198       $27,876      $336,007
Variable rate loans.................  667,881         2,450         26,743         5,217       702,291
Taxable securities..................      ---         8,274         56,449         2,899        67,622
Tax-exempt securities...............      ---           ---            ---        27,150        27,150
Other securities....................      ---           ---            ---         6,968         6,968
Short term investments..............      ---           ---            ---           ---           ---
Federal funds sold..................      ---           ---            ---           ---           ---

Loan Loss Reserve...................      ---           ---            ---           ---       (14,513)
Cash & due from banks...............      ---           ---            ---           ---        40,281
Acquisition intangibles.............      ---           ---            ---           ---        26,937
Loans held for sale.................      ---           ---            ---           ---        20,145
Fixed assets........................      ---           ---            ---           ---        34,367
Other assets........................      ---           ---            ---           ---        10,357
                                     --------      --------       --------      --------   -----------
   Total                             $708,234      $ 76,304       $285,390       $70,110   $ 1,257,612
                                     ========      ========       ========      ========   ===========

Liabilities:
Time deposits $100,000 and over.....   47,329       128,374         94,902            --       270,605
Time deposits under $100,000           18,471        67,280         50,924            --       136,675
Other borrowings....................   32,746        53,381         31,402        42,115       159,644
Savings & IRAs......................   35,587         7,884         15,299            --        58,770
NOW & money market accounts           387,861           ---            ---            --       387,861
Non-Interest Bearing Deposits.......      ---           ---            ---            --       119,028
Other Liabilities & Equity..........      ---           ---            ---            --       125,029
                                     --------      --------       --------      --------    ----------
   Total                             $521,994      $256,919       $192,527       $42,115    $1,257,612
                                     ========      ========       ========      ========    ==========

Period interest rate gap:...........  186,240      (180,615)        92,863        27,995
Cumulative interest rate gap:.......  186,240         5,625         98,488       126,483
Cumulative interest rate gap
to total assets.....................   14.81%         0.45%          7.83%        10.06%
Rate sensitive assets to rate
  Sensitive liabilities.............     1.36          0.30           1.48          1.66
Cumulative rate sensitive assets to
  Rate sensitive liabilities........     1.36          1.01           1.10          1.12

The above table shows that total assets maturing or repricing within one year exceeded liabilities maturing within the same time period by $5.6 million indicating that we are asset sensitive in this time horizon. However, repricing and cash flows of various categories of assets and liabilities are subject to competitive and other influences that are beyond our control. Gap analysis also does not reflect the magnitude of interest rate changes on net interest income as a result of the various assets and liabilities shown as re-priceable within twelve months. As a result, various assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

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

The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of June 30, 2003 (dollars in thousands).

                                        Economic Value      Percent   Net Interest     Percent
Interest Rate Scenario                    of Equity          Change      Income        Change
----------------------                  --------------      -------   ------------    -------
Interest rates up 200 basis points        $108,017            8.32%     $44,128        12.68%
Interest rates up 100 basis points         106,051            6.35       41,715         6.52
No change in interest rates                 99,717                       39,162
Interest rates down 100 basis points        93,429           (6.31)      35,806       (8.57)
Interest rates down 200 basis points        96,887           (2.84)      30,995       (20.85)

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

Item 4: Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)

Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings.

The Company completed the acquisition of Grand Bank, a bank with approximately $300 million of assets based in Grand Rapids, Michigan, on April 1, 2002. Grand Bank had a trust department and one of its clients was Trade Partners, Inc.

Trade Partners was involved in purchasing and selling interests in viaticals. Viaticals are interests purchased in life insurance policies or death benefits of terminally ill or elderly individuals. Viatical investors purchase the right to receive a share in the policy death benefits at a discount from the face value of the policy. Selling the death benefit allows the insured individual to receive a cash payment before their death which can be used to pay ongoing living or treatment expenses. Sales of viaticals have become increasingly common in recent years. Trade Partners was involved in hundreds of viatical transactions.

Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and funds received from viatical investors. Grand Bank was merged into Macatawa Bank on January 1, 2003. On February 7, 2003, Macatawa Bank ceased serving as a custodian and escrow agent for Trade Partners. In May 2003 Trade Partners ceased operations.

Certain legal proceedings against the Company have been initiated relating to the services provided by Grand Bank with respect to the Trade Partners’ viaticals.

In December 2002 a suit was filed in Mississippi State Court by 11 Mississippi residents against Trade Partners, certain affiliates of Trade Partners and Grand Bank. The plaintiffs voluntarily dismissed Grand Bank from the suit in return for providing certain information concerning the Trade Partners transactions. The plaintiffs have reserved the right to pursue the claims in the future.

Another suit was filed on March 31, 2003, by Michael Quilling, the receiver for Advanced Financial Services, Inc., a defunct Texas company that was involved in selling interests in viatical settlement contracts procured by Trade Partners. The complaint was filed in the United States District Court for the Northern District of Texas against Trade Partners, certain individuals associated with Trade Partners and the Company. The receiver for Advanced Financial Services also filed a similar complaint in the United States District Court for the Western District of Michigan. The complaints alleged that Grand Bank breached certain escrow agreements related to viatical settlement contracts. The Company and Grand Bank entered into an agreement with the receiver agreeing to provide an accounting of their transactions with Trade Partners. The Company and Grand Bank have been dismissed from these Texas and Michigan proceedings, although the receivers have reserved the right to pursue the claims in the future.

In April 2003 Trade Partners investors John and Kathryn Brand filed a complaint in Oklahoma State District Court. The plaintiffs invested approximately $248,000 and have sued Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. The Company believes it has meritorious defenses and intends to vigorously defend the case.

On May 9, 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company and against LaSalle Bank Corporation in the United States District Court for the District of Western Michigan. The purported class includes investors who invested in limited liability companies formed by Trade Partners. Grand Bank acted as escrow agent with respect to certain of these limited liability companies. The plaintiffs allege that Grand Bank breached the escrow agreements, breached its fiduciary duties and acted negligently or grossly negligently with respect to the plaintiff’s investments. The complaint seeks certification of the action as a class action, unspecified damages and other relief. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. The Company believes it has meritorious defenses and intends to vigorously defend the case.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously.

On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals, the court appointed receiver has been coordinating the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies do not lapse. The receiver initially informed the Company that only one policy has lapsed for failure to pay premiums. The receiver has since informed the Company that an additional eight policies have lapsed (each of these eight policies had a face value of less than $100,000).

The receiver has estimated that approximately $13.4 million will be needed to pay premiums on the Trade Partners viaticals for the next two years. The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. The receiver is currently processing death benefit claims in excess of $5 million which will be used for premium payments. As additional viaticated policies mature, death benefits from those policies will provide a source of funding for continued premium payments.

In addition, on July 1, 2003, the United States District Court for the Western District of Michigan authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank has agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of August 4, 2003 no draws had yet been made on the line of credit.

Item 2.         Changes in Securities and Use of Proceeds. None.

Item 3.         Defaults Upon Senior Securities. None.

Item 4.         Submission of Matters to a Vote of Securities Holders.

The annual meeting of shareholders of the Corporation was held on April 24, 2003. The shareholders of the Corporation voted on the following matters at the meeting:

(a)     Election of two directors with terms expiring in 2006 and one director with term expiring in 2005.

Director Nominee:	For	Withhold
G. Thomas Boylan (2006) Benj. A. Smith, III (2006) Arend D. Lubbers (2005)	6,439,023 6,292,764 6,476,144	83,970 230,229 46,850

Item 5.         Other Information. None.

Item 6.         Exhibits and Reports on Form 8-K.

         (a)         Exhibits –

10.1	Consulting Agreement between Benj. A Smith III and Macatawa Bank Corporation dated May 8, 2003.
10.2	Form of Indemnity Agreement between Macatawa Bank Corporation and each of its directors.
31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)         Reports on 8-K

The Company filed a Form 8-K Item 12 disclosure dated April 21, 2003 containing a press release announcing the first quarter 2003 earnings.

The Company filed a Form 8-K Item 9 disclosure dated April 24, 2003 containing a press release announcing a stock dividend.

The Company filed a Form 8-K Item 5 dated July 1, 2003 containing information regarding litigation related to a former trust customer, Trade Partners, Inc., of the former Grand Bank.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION
/s/ Benj. A. Smith, III Benj. A. Smith, III Chairman and Chief Executive Officer
/s/ Jon W. Swets Jon W. Swets Chief Financial Officer (Principal Financial and Accounting Officer)
DATE: August 12, 2003

EXHIBIT INDEX

Exhibit	Description
10.1	Consulting Agreement between Benj. A Smith III and Macatawa Bank Corporation dated May 8, 2003.
10.2	Form of Indemnity Agreement between Macatawa Bank Corporation and each of its directors.
31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Benj. A. Smith III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macatawa Bank Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2003

/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer

EXHIBIT 31.2

I, Jon W. Swets, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macatawa Bank Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2003

/s/ Jon W. Swets Jon W. Swets Chief Financial Officer

EXHIBIT 32.1

Benj. A. Smith III, Chief Executive Officer of Macatawa Bank Corporation and Jon W. Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: August 12, 2003

/s/ Benj. A. Smith, III Benj. A. Smith, III Chairman of the Board and Chief Executive Officer
/s/ Jon W. Swets Jon W. Swets Senior Vice President and Chief Financial Officer