Form 10-Q
period 2003-09-30
MACATAWA BANK CORP
filed 2003-11-14
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes ___x___       No ______

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___x___       No ______

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,368,554 shares of the Company’s Common Stock (no par value) were outstanding as of November 4, 2003.

INDEX

Page Number(s)
Part I	Financial Information:

Item 1.
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	9

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.
Controls and Procedures	28

Part II.	Other Information

Item 1.
Legal Proceedings	29

Item 2.
Changes in Securities and Use of Proceeds	29

Item 3.
Defaults Upon Senior Securities	30

Item 4.
Submission of Matters to a Vote of Securities Holders	30

Item 5.
Other Information	30

Item 6.
Exhibits and Reports on Form 8-K	30

Signatures	31

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 (unaudited) and December 31, 2002

	September 30,	December 31,
(dollars in thousands except share data)	2003	2002

	(unaudited)
ASSETS
Cash and due from banks	$ 33,415	$ 47,874
Federal funds sold	--	--

Cash and cash equivalents	33,415	47,874

Securities available for sale	98,654	86,109
Securities held to maturity	2,662	4,061
Federal Home Loan Bank stock	7,039	5,391
Loans held for sale	8,490	18,726
Total loans	1,089,083	961,038
Allowance for loan losses	(15,141)	(13,472)

	1,073,942	947,566

Premises and equipment - net	36,838	25,751
Accrued interest receivable	4,841	4,411
Goodwill	23,915	23,915
Acquisition intangibles	2,905	3,271
Other assets	6,361	9,508

Total assets	$ 1,299,062	$ 1,176,583

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$ 125,763	$ 103,030
Interest-bearing	874,183	817,843

Total	999,946	920,873

Federal funds purchased	16,459	20,000
Federal Home Loan Bank advances	137,898	106,897
Other borrowings	--	4,936
Long-term debt	19,871	--
Accrued expenses and other liabilities	4,601	9,903

Total liabilities	1,178,775	1,062,609

Shareholders' equity
Preferred stock, no par value, 500,000 shares
authorized; no shares issued and outstanding
Common stock, no par value, 20,000,000 shares
authorized; 8,367,385 shares and 7,891,502
issued and outstanding as of September 30, 2003 and
December 31, 2002, respectively	114,531	105,201
Retained earnings	3,329	5,931
Accumulated other comprehensive income	2,427	2,842

Total shareholders' equity	120,287	113,974

Total liabilities and shareholders' equity	$ 1,299,062	$ 1,176,583

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2003 and 2002
(unaudited)

(dollars in thousands except per share data)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Interest income	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loans, including fees	$15,228	$14,559	$44,262	$37,934
Securities	1,145	1,251	3,405	3,399

Total interest income	16,373	15,810	47,667	41,333

Interest expense
Deposits	4,072	5,135	13,064	13,452
Other	1,365	1,201	3,772	3,435

Total interest expense	5,437	6,336	16,836	16,887

Net interest income	10,936	9,474	30,831	24,446

Provision for loan losses	1,040	705	2,905	2,331

Net interest income after
provision for loan losses	9,896	8,769	27,926	22,115

Noninterest income
Service charges on deposit accounts	648	609	1,900	1,615
Mortgage production revenue	1,319	684	3,278	1,327
Trust fees	620	621	1,806	1,365
Other	199	155	509	432

Total noninterest income	2,786	2,069	7,493	4,739

Noninterest expense
Salaries and benefits	4,418	3,580	12,117	8,984
Occupancy	628	504	1,702	1,353
Furniture and equipment	680	595	1,915	1,571
Legal and professional fees	295	181	603	462
Advertising	270	166	752	442
Data processing	179	214	564	539
Supplies	145	125	420	347
Other	1,495	1,393	4,141	3,337

Total noninterest expenses	8,110	6,758	22,214	17,035

Income before federal income tax	4,572	4,080	13,205	9,819

Federal income tax	1,509	1,345	4,400	3,221

Net income	$ 3,063	$ 2,735	$ 8,805	$ 6,598

Basic earnings per share	$ .37	$ .33	$ 1.05	$ .88
Diluted earnings per share	$ .36	$ .32	$ 1.04	$ .86

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2003 and 2002
(unaudited)

(dollars in thousands)	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$ 3,063	$2,735	$ 8,805	$6,598
Other comprehensive income, net of tax:
Unrealized gains/(losses) on securities	(1,108)	688	(856)	1,299
Unrealized gain on derivative instruments	436	439	441	610

Comprehensive income	$ 2,391	$3,862	$ 8,390	$8,507

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Month Periods Ended September 30, 2003 and 2002
(unaudited)

(dollars in thousands except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, January 1, 2002	$ 62,334	$ 3,180	$ 988	$ 66,502

Net income for nine months ended
September 30, 2002		6,598		6,598

Other comprehensive income, net of tax			1,909	1,909

Issued 2,472,015 shares for acquisition of
GBFC, adjusted for 4% stock dividend	39,817			39,817

Conversion of GBFC stock options	987			987

Proceeds from exercise of 11,495 stock options	61			61

Repurchase of 115,000 shares	(2,300)			(2,300)

Issued 212,355 shares in payment
of 4% stock dividend	4,270	(4,277)		(7)

Cash dividends at $.23 per share		(1,696)		(1,696)

Balance, September 30, 2002	$ 105,169	$ 3,805	$ 2,897	$ 111,871

Balance, January 1, 2003	$ 105,201	$ 5,931	$ 2,842	$ 113,974

Net income for nine months ended
September 30, 2003		8,805		8,805

Other comprehensive income, net of tax			(415)	(415)

Proceeds from exercise of 78,219 stock options	403			403

Issued 397,664 shares in payment
of 5% stock dividend	8,927	(8,941)		(14)

Cash dividends at $.30 per share		(2,466)		(2,466)

Balance, September 30, 2003	$ 114,531	$ 3,329	$ 2,427	$120,287

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2003 and 2002
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 8,805	$ 6,598
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	2,166	1,737
Provision for loan losses	2,905	2,331
Gain on sale of loans	(3,278)	(1,327)
Loans originated for sale	(283,075)	(132,573)
Proceeds from sales of loans	296,589	124,566
Net change in:
Accrued interest receivable and other assets	2,717	3,820
Accrued expenses and other liabilities	(4,451)	2,993

Net cash from operating activities	22,378	8,145

Cash flows from investing activities
Net increase in loans	(129,281)	(129,448)
Purchase of Federal Home Loan Bank Stock	(1,648)	(584)
Purchases of securities available for sale	(28,996)	(24,505)
Proceeds from maturities and calls of securities available for sale	14,069	10,599
Principal paydowns on securities	2,365	1,678
Cash received from acquisition of GBFC	--	21,390
Additions to premises and equipment	(12,737)	(6,725)

Net cash used in investing activities	(156,228)	(127,595)

Cash flows from financing activities
Net increase in deposits	79,073	105,722
Net (decrease) increase in short term borrowings	(3,541)	12,200
Proceeds from Federal Home Loan Bank advances	86,000	20,264
Repayments of Federal Home Loan Bank advances	(54,998)	(13,754)
Proceeds from long-term debt and other borrowings	22,152	--
Repayments of other borrowings	(7,218)	--
Cash dividends paid	(2,480)	(1,703)
Shares repurchased	--	(2,300)
Proceeds from exercise of options	403	61
Accrued expenses and other liabilities
Net cash from financing activities	119,391	120,490

Net change in cash and cash equivalents	(14,459)	1,040

Cash and cash equivalents at beginning of period	47,874	34,198

Cash and cash equivalents at end of period	$ 33,415	$ 35,238

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
Nine Month Periods Ended September 30, 2003 and 2002
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 17,353	$16,690
Income taxes	4,600	1,900
Noncash investing and financing activities:
GBFC acquistion:
Securities acquired (including FHLB stock)		11,864
Loans acquired		246,344
Premises and equipment acquired		656
Acquisition intangibles recorded		27,578
Other assets acquired		4,142
Deposits assumed		246,060
Borrowings assumed		20,170
Other liabilities assumed		4,940
Value of common stock issued and converted stock options		40,804

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2002 Annual Report containing financial statements for the year ended December 31, 2002.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2003, and the 4% stock dividend distributed on May 8, 2002.

Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the nine month periods ended September 30, 2003 and 2002, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data). The pro forma effect may increase in the future if more options are granted.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net income as reported	$ 3,063	$ 2,735	$ 8,805	$ 6,598
Stock-based compensation cost, net of tax	(48)	(53)	(131)	(160)

Pro forma net income	3,015	2,682	8,674	6,438

Basic earnings per share as reported	.37	.33	1.05	.88
Pro forma basic earnings per share	.36	.32	1.04	.86

Diluted earnings per share as reported	.36	.32	1.04	.86
Pro forma diluted earnings per share	.35	.32	1.02	.84

NOTE 2 — PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Macatawa Bank and Grand Bank (the “Banks”), Macatawa Investment Services and Macatawa Statutory Trust I. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, both of which generally become effective in the quarter beginning July 1, 2003. These new accounting standards will not materially affect the Company’s operating results or financial condition.

Under the new standard for certain liabilities and equity instruments, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity. Accordingly, the trust preferred securities issued by the Company on July 15, 2003 were classified as liabilities for Generally Accepted Accounting Principles, and a component of capital for regulatory purposes, see Note 11.

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

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $23.9 million and is not being amortized. Intangible assets recorded for the acquisition that are subject to amortization are as follows in thousands of dollars as of September 30, 2003:

	Gross Amount	Accumulated Amortization
Core deposit intangible	$3,185	567
Trust relationships	478	192

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

Both the core deposits and trust relationships intangibles are being amortized on an accelerated basis over a period of ten years. Amortization expense for the nine months ended September 30, 2003 was $366,250. Estimated amortization expense for the next five years is as follows in thousands of dollars:

2003	$484
2004	440
2005	378
2006	406
2007	340

In conjunction with the acquisition, the fair values of significant assets acquired and liabilities assumed were as follows, stated in thousands of dollars:

Cash and cash equivalents	$21,390
Securities	11,070
Loans	246,344
Acquisition intangibles	27,578
Deposits	(246,060)
Other borrowings	(20,170)

The consolidated statements of income reflect the operating results of GBFC since the effective date of the acquisition. The following table presents pro forma information for the nine months ended September 30, 2002 as if the acquisition of GBFC had occurred at the beginning of 2002. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

Nine Months Ended September 30, 2002

(dollars in thousands except per share data)	(proforma)

Interest income	$44,861
Interest expense	18,481

Net interest income	26,380
Provision for loan losses	2,704

Net interest income after provision	23,676
Noninterest income	5,752
Noninterest expense	18,955

Income before federal income tax	10,473
Federal income tax expense	3,434

Net income	$ 7,039

Basic earnings per share	$.84
Diluted earnings per share	$.83

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and September 30, 2002 are as follows (dollars in thousands except per share data):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Basic earnings per share
Net income	$ 3,063	$ 2,735	$ 8,805	$ 6,598

Weighted average common
shares outstanding	8,365,157	8,363,844	8,349,310	7,529,721

Basic earnings per share	$ 0.37	$ 0.33	$ 1.05	$ 0.88

Diluted earnings per share
Net income	$ 3,063	$ 2,735	$ 8,805	$ 6,598

Weighted average common
shares outstanding	8,365,157	8,363,844	8,349,310	7,529,721
Add: Dilutive effects of assumed
exercise of stock options	133,230	137,247	126,331	114,777

Weighted average common and
dilutive potential common
shares outstanding	8,498,387	8,501,091	8,475,641	7,644,498

Diluted earnings per share	$ 0.36	$ 0.32	$ 1.04	$ 0.86

Stock options for 4,000 shares of common stock were not considered in computing diluted earnings per share for the quarter and nine months ended September 30, 2003 because they were antidilutive. Stock options for 10,000 shares of common stock were not considered in computing diluted earnings per share for the quarter and nine months ended September 30, 2002 because they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Values

September 30, 2003
Available for sale:
U.S. Treasury securities and obligations
of U. S. Government agencies	$70,208	$ 1,850	$ (137)	$71,921
State and municipal bonds	26,400	714	(381)	26,733

	$96,608	$ 2,564	$ (518)	$98,654

Held to maturity:
U.S. Treasury securities and obligations
of U. S. Government agencies	$ 37	$ 1	--	$ 38
State and municipal bonds	2,625	62	$ (8)	2,679

	$ 2,662	$ 63	$ (8)	$ 2,717

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Values

December 31, 2002
Available for sale:
U. S. Treasury securities and obligations
of U. S. Government agencies	$67,747	$ 2,752	$ (1)	$70,498
State and municipal bonds	15,050	611	(50)	15,611

	$82,797	$ 3,363	$ (51)	$86,109

Held to maturity:
U.S. Treasury securities and obligations
of U. S. Government agencies	$ 1,369	$ 12	--	$ 1,381
State and municipal bonds	2,692	79	$ (12)	2,759

	$ 4,061	$ 91	$ (12)	$ 4,140

Contractual maturities of debt securities at September 30, 2003 were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Fair Values	Amortized Cost	Fair Values
Due less than one year	$ 37	$ 38	$ 9,015	$ 9,178
Due one year to five years	--	--	54,458	56,104
Due five years to ten years	--	--	13,885	14,205
Due after ten years	2,625	2,679	19,250	19,167

Total	$2,662	$2,717	$96,608	$98,654

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – LOANS

Loans were as follows (in thousands):
	September 30, 2003	September 30, 2002

Commercial	$ 379,880	$ 341,370
Commercial mortgage	413,538	356,310
Residential mortgage	164,596	133,843
Consumer	131,069	129,515

	1,089,083	961,038
Allowance for loan losses	(15,141)	(13,472)

	$ 1,073,942	$ 947,566

Activity in the allowance for loan losses was as follows (in thousands):

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Balance at beginning of period	$ 14,513	$ 12,430	$ 13,472	$ 7,699
Balances from GBFC aquisition	--	--	--	3,464
Provision for loan losses .	1,040	705	2,905	2,331
Charge-offs	(436)	(285)	(1,292)	(800)
Recoveries	24	75	56	231

Balance at end of period	$ 15,141	$ 12,925	$ 15,141	$ 12,925

NOTE 8 – DEPOSITS.

Deposits are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002

Noninterest-bearing demand deposit accounts	$125,763	$103,030
Money market accounts	266,521	237,636
NOW and Super NOW accounts	142,112	140,822
Savings accounts	40,246	28,730
Certificates of deposit	425,304	410,655

	$999,946	$920,873

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):

September 30, 2003 Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
Single maturity fixed rate advances	$54,028	November 2003 to January 2006	3.23%
Putable advances	41,000	January 2005 to December 2010	5.98%
Short-term variable	30,000	March 29, 2004	1.42%
Amortizable mortgage advances	12,870	February 2004 to July 2018	3.97%

	$137,898

December 31, 2002

Single maturity fixed rate advances	$40,028	March 2003 to November 2005	4.36%
Putable advances	41,000	January 2005 to December 2010	5.98%
Short-term variable	22,000	May 2003 to June 2003	1.56%
Amortizable mortgage advances	3,869	July 2003 to January 2009	5.43%

	$106,897

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $71,745,000 and $70,768,000 at September 30, 2003 and December 31, 2002, first mortgage loans totaling $95,530,000 under a blanket lien arrangement at December 31, 2002, and residential and commercial real estate loans totaling $551,207,000 under a blanket lien arrangement at September 30, 2003.

Maturities as of September 30, 2003 were as follows (in thousands):

2003	$ 2,000
2004	74,976
2005	17,900
2006	200
2007	--
Thereafter	42,822

$137,898

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

The Company has entered into a three interest rate swap arrangements, all of which are classified as cash flow hedges, that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These interest rate swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. At September 30, 2003 the total notional amount of these swaps was $60.0 million with a total fair value of $1.7 million and an average remaining term of 4.1 years. It is anticipated that approximately $438,000 net of tax, of unrealized gains on these cash flow hedges will be reclassified to earnings over the next twelve months.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2003 and December 31, 2002, actual capital levels and minimum required levels for the Company and the Banks were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2003
Total capital (to risk weighted assets)
Consolidated	$125,980	11.3%	$89,092	8.0%	$111,365	10.0%
Macatawa Bank	113,162	10.1	89,042	8.0	111,302	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	112,059	10.1	44,546	4.0	66,819	6.0
Macatawa Bank	99,249	8.9	44,521	4.0	66,781	6.0
Tier 1 capital (to average assets)
Consolidated	112,059	9.0	49,646	4.0	62,058	5.0
Macatawa Bank	99,249	8.0	49,523	4.0	61,903	5.0

December 31, 2002
Total capital (to risk weighted assets)
Consolidated	$ 97,449	9.9%	$78,860	8.0%	$ 98,576	10.0%
Macatawa Bank	71,618	10.0	57,197	8.0	71,496	10.0
Grand Bank	28,879	10.7	21,628	8.0	27,035	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	85,127	8.6	39,430	4.0	59,145	6.0
Macatawa Bank	62,681	8.8	28,599	4.0	42,898	6.0
Grand Bank	21,000	7.8	10,814	4.0	16,221	6.0
Tier 1 capital (to average assets)
Consolidated	85,127	7.6	44,657	4.0	55,821	5.0
Macatawa Bank	62,681	7.7	32,628	4.0	40,785	5.0
Grand Bank	21,000	7.1	11,879	4.0	14,849	5.0

Macatawa Bank was categorized as well capitalized at September 30, 2003. Macatawa Bank and Grand Bank were both categorized as well capitalized at December 31, 2002.

On July 15, 2003 the Company issued $20.0 million of pooled trust preferred securities (“Preferred Securities”) through one issuance by a wholly-owned subsidiary grantor trust, Macatawa Statutory Trust I (the “Trust”). The Preferred Securities accrue and pay distributions quarterly at a specified rate as provided in the indenture, three-month LIBOR plus 3.05%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures which is July 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole or in part on or after July 15, 2008, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The initial interest rate on the Preferred Securities was 4.16%. The entire $20.0 million issuance qualified as Tier 1 capital for regulatory capital purposes.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003 the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank. Trade Partners was involved in purchasing and selling interests in viaticals which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. In addition, in May 2003 a purported class action complaint was filed against the Company alleging that Grand Bank breached escrow agreements and its fiduciary duties with respect to the plaintiff’s investments secured by viaticals. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. Management believes the Company has strong defenses and will vigorously defend the case.

Trade Partners is now in receivership. The receiver has been authorized to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank has agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of September 30, 2003 no draws had yet been made on the line of credit.

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

The legal actions involving Trade Partners are at an early stage and the outcome of such actions is uncertain. While we are therefore unable to determine at this time whether or to what extent these actions may impact the Company, the Company believes it has strong defenses and fully intends to defend any and all such actions vigorously.

For additional information about legal actions relating to Trade Partners, please see "Legal Proceedings" in Part II, Item 1 of this Form 10-Q.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and is the holding company for three wholly owned subsidiaries, Macatawa Bank, Macatawa Investment Services and Macatawa Statutory Trust I. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. On April 1, 2002 Macatawa Bank Corporation acquired Grand Bank Financial Corporation (“GBFC”) and its wholly owned banking subsidiary, Grand Bank. Its results are included in the consolidated statements of income since this effective date. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. To achieve further synergies from the Grand Bank acquisition, the Company merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates seventeen branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various services including discount brokerage, personal financial planning and consultation regarding mutual funds and annuities. Macatawa Statutory Trust I is a grantor trust that issued a pooled trust preferred security in July, 2003. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

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

The West Michigan markets within which we operate are growing markets. Because of their growth and our ability to provide highly personalized service, these markets have provided significant expansion opportunities for us. In addition, acquisitions of banks within our markets by large banking institutions headquartered far away have provided us additional opportunity to gain market share. Grand Rapids is the largest market within West Michigan. It is also where we hold the lowest percent share of the market relative to the other markets within which we operate, and therefore we believe presents great opportunity. With our foundation now established in Grand Rapids, further expansion will remain a high priority. We expect our new branch on the northeast side of the city will be opened during the fourth quarter, and we plan to open at least three more branches in the greater Grand Rapids area within the next 18 months. Grand Haven is an important market in Ottawa County and one we seek to service. During the third quarter we opened a temporary office there and expect to begin building a permanent branch in early 2004. In Holland our new branch on the north side will also be opened during the fourth quarter.

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

Our total assets were $1.30 billion at September 30, 2003, an increase of $122.5 million as compared to $1.18 billion at December 31, 2002. We believe the continued strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks.

Our total portfolio loans at September 30, 2003 were $1,089.1 million, an increase of $128.1 million as compared to $961.0 million at December 31, 2002. Most of the growth was in commercial and commercial real estate loans. Commercial and commercial real estate loans accounted for approximately 73% of the total loan portfolio at September 30, 2003 and at December 31, 2002. Consumer loans comprised 12% of the portfolio, while residential mortgage loans were 15% of total loans at September 30, 2003.

The allowance for loan losses as of September 30, 2003 was $15.1 million, or 1.39% of total portfolio loans, compared to $13.5 million, or 1.40% of total loans at December 31, 2002. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, formula allowance for graded loans, and general allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. As of September 30, 2003 and December 31, 2002 the specific allowance was $2.2 million and $883,000, respectively.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our loss experience, the banking industry’s historical loan loss experience, and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the analysis date. As of September 30, 2003 and December 31, 2002 the formula allowance was $11.3 million and $10.1 million, respectively.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. Since Grand Bank’s loan portfolio is seasoned, its loan loss trends are used in determining an adequate allowance for these pools of loans in addition to industry experience and peer information. As of September 30, 2003 and December 31, 2002 the general allowance was $1.5 million.

During the nine months ended September 30, 2003 the allowance for loan losses increased by $1.7 million due to an increase in the specific allowance and continuing growth in the commercial loan portfolio causing an increase in the formula allowance. The specific allowance increased as three loan relationships were moved from the formula allowance to the specific allowance due to worsening credit conditions of these specific customers. Asset quality was stable during the nine months ended September 30, 2003 with the ratio of nonperforming loans to total loans of .29% compared to .29% at December 31, 2002. The continued increase in the allowance was deemed necessary despite the stability in nonperforming loans to total loans given the growth in loans, the unseasoned nature of our portfolio and current soft economic conditions both on a national basis and locally.

Net charge-offs for the nine months ended September 30, 2003 totaled $1.2 million as compared to $569,000 for the same period in 2002. Although the amount of net charge-offs was higher, our credit losses on loans continue to be low relative to comparable banks. However, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and potential economic weakness, in our judgment, we have provided adequate allowances for loan losses, although there can be no assurance that the allowance for losses on loans will be adequate to cover all losses.

Premises and equipment totaled $36.8 million at September 30, 2003, an increase of $11.1 million from December 31, 2002. The increase resulted from costs incurred with the completion of the company’s new headquarters building and a new branch location, as well as construction costs for the two branch locations that will be opening during the fourth quarter. The new headquarters location has allowed us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. The new branch site allowed us to replace a leased storefront branch site in Grandville with a full service branch in a more favorable location.

Total deposits increased $79.1 million to $999.9 million at September 30, 2003, as compared to $920.9 million at December 31, 2002. Categories of deposit accounts experiencing growth included noninterest-bearing and interest-bearing demand deposits, money markets, savings, and certificates of deposit. These categories, which we classify as core deposits, amounted to $900.2 million at September 30, 2003 and grew by $98.4 million during the nine months ended September 30, 2003. This growth in core deposits was substantially a result of our focus on quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through our growing branch network . Our further branch expansion activities are expected to continue this trend of growth. Because of growth in core deposits, we were able to reduce brokered deposits, or out-of-market deposits, by $19.4 million during the nine months ended September 30, 2003.

Results of Operations

The effective date of the GBFC acquisition was April 1, 2002 and therefore the results of operations for the first quarter of 2002 did not include the effect of GBFC and Grand Bank. For pro forma information concerning the GBFC acquisition, please refer to Note 4 to the Consolidated Financial Statements.

Net income for the quarter ended September 30, 2003 was $3.1 million, an increase of 12% over the third quarter 2002 net income of $2.7 million. Diluted earnings per share for the third quarter of 2003 was $.36, up 13% over the third quarter of the prior year, reflecting the increase in earnings. Net income for the nine months ended September 30, 2003 was up 33% to $8.8 million compared to $6.6 million for the same period in the prior year. Earnings per share on a diluted basis were $1.04 for the nine months year-to-date, an increase of 21% compared to $.86 for the same period in the prior year. The percent increase in earnings per share for the nine months was less than the percent increase in net income due to a 45% increase in shares outstanding for the GBFC acquisition in the second quarter of 2002.

Net interest income for the third quarter of 2003 totaled $10.9 million, a 15% increase as compared to $9.5 million for the comparable period in 2002. The net interest income growth was driven primarily by growth in our earning assets, which grew by 15% or $154.7 million from an average of $1.02 billion for the third quarter of 2002 to an average of $1.18 billion for the third quarter of 2003. An increase in net interest margin, which was up to 3.71% for the third quarter of 2003 from 3.67% for the same quarter of the prior year, also contributed to the improvement in net interest income. The improvement in net interest margin can be attributed to various items but primarily strong growth in non-interest bearing deposits, which were up by 38% since September 30, 2002, and the continued decrease in the cost of interest bearing deposits as higher rate time deposits mature and reprice into lower rate deposits. Further, additional interest rate swaps were utilized during the third quarter to aid in balancing our interest rate risk profile, which remains weighted towards asset-sensitivity. Net interest margin for the nine months ended September 30, 2003 was 3.63% compared to 3.68% for the same period in the prior year. The contraction in the net interest margin for the nine months relates primarily to the lower net interest margin that GBFC carried compared to Macatawa. Our 2003 results through September 30, 2003 contain GBFC for the full nine months, whereas the 2002 results through September 30 contain GBFC for only six months, from the date of acquisition which was April 1, 2002.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. However, net interest margin is not expected to increase until customer preferences turn more towards fixed rate products or short-term interest rates begin to rise. Helping margin, maturities in our certificate of deposit portfolio continue to re-price at lower levels, however, to a lesser extent than during 2002. Interest rate swaps as discussed above and in Note 10 to the consolidated financial statements have also mitigated some of the decline in net interest margin.

The following table shows an analysis of net interest margin for the three-month periods ending September 30, 2003 and 2002.

	For the three months ended September 30,

	2003				2002

	Average Balance		Interest Earned or Paid	Average Yield or cost	Average Balance		Interest Earned or Paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$66,511		$776	4.67%	$70,940		$929	5.25%
Tax-exempt securities (1)	26,900		292	6.73%	14,016		166	7.31%
Loans	1,070,801		15,229	5.59%	914,738		14,559	6.25%
Fed funds sold	2,639		5	0.86%	17,537		75	1.66%
Federal Home Loan Bank stock	7,023		71	3.94%	5,160		81	6.16%

Total interest earning assets	1,173,874		16,373	5.54%	1,022,391		15,810	6.12%

Noninterest earning assets
Cash and due from banks	31,110				34,086
Other	61,970				50,056

Total assets	$1,266,954				$1,106,533

Liabilities
NOWs and MMDAs	$ 410,581		821	0.79%	$367,531		1,507	1.63%
Savings	39,930		26	0.26%	27,326		69	1.01%
IRAs	25,692		231	3.57%	22,171		245	4.39%
Time deposits	403,110		2,962	2.91%	373,342		3,314	3.52%
Fed funds borrowed	10,230		32	1.22%	2,022		10	2.00%
Other borrowings	135,078		1,365	3.95%	104,387		1,191	4.46%

Total interest bearing liabilities	1,024,621		5,437	2.10%	896,779		6,336	2.79%

Noninterest bearing liabilities
Noninterest bearing demand accounts	117,535				87,411
Other noninterest bearing liabilities	5,255				10,334
Shareholders' equity	119,543				112,009

Total liabilities and shareholders' equity	$1,266,954				$1,106,533

Net interest income			$ 10,936				$9,474

Net interest spread				3.44%				3.33%
Net interest margin				3.71%				3.67%
Ratio of average interest earning assets to average interest bearing liabilities		114.57%				114.01%
(1) Yield adjusted to fully tax

The following table shows an analysis of net interest margin for the nine-month periods ending September 30, 2003 and 2002.

	For the nine months ended September 30,

	2003			2002

	Average Balance	Interest Earned or Paid	Average Yield or cost	Average Balance	Interest Earned or Paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$ 66,866	$ 2,443	4.87%	$64,506	$ 2,587	5.35%
Tax-exempt securities (1)	21,729	725	6.89%	12,346	433	7.24%
Loans	1,036,983	44,262	5.65%	788,749	37,933	6.36%
Fed funds sold	2,171	16	0.99%	13,190	166	1.64%
Federal Home Loan Bank stock	6,061	221	4.82%	4,645	214	6.10%

Total interest earning assets	1,133,810	47,667	5.61%	883,436	41,333	6.23%

Noninterest earning assets
Cash and due from banks	30,743			32,960
Other	59,470			37,120

Total assets	$1,224,023			$953,516

Liabilities
NOWs and MMDAs	$ 391,370	2,835	0.97%	$321,877	3,926	1.63%
Savings	33,751	102	0.40%	23,742	223	1.26%
IRAs	25,308	707	3.74%	18,055	630	4.67%
Time deposits	408,709	9,420	3.08%	309,697	8,673	3.74%
Fed funds borrowed	12,018	125	1.37%	4,795	71	1.96%
Other borrowings	121,790	3,647	3.95%	94,638	3,364	4.69%

Total interest bearing liabilities	992,946	16,836	2.26%	772,804	16,887	2.91%
Noninterest bearing liabilities
Noninterest bearing demand accounts	107,146			77,091
Other noninterest bearing liabilities .	6,058			7,481
Shareholders' equity	117,873			96,140

Total liabilities and shareholders' equity	$1,224,023			$953,516

Net interest income		$ 30,831			$ 24,446

Net interest spread			3.35%			3.32%
Net interest margin			3.63%			3.68%
Ratio of average interest earning assets to
average interest bearing liabilities	114.19%			114.32%
(1) Yield adjusted to fully tax

The provision for loan losses for the three and nine month periods ended September 30, 2003 were $1,040,000 and $2,905,000 as compared to $705,000 and $2,331,000 for the same periods in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the earlier discussion under Financial Condition. Along with other financial institutions, management shares a concern for the possible continuing weak economic conditions. Should the economic climate remain soft, borrowers may experience more difficulty in making loan payments, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

Noninterest income for the three and nine month periods ended September 30, 2003 were $2.8 million and $7.5 million as compared to $2.1 million and $4.7 million for the same periods in the prior year. Almost all components of noninterest income increased compared to the prior year periods. Most of the improvement in third quarter and year to date noninterest income came from gains on sales of mortgage loans. Our mortgage banking function continued to capitalize on the low mortgage interest rate environment and achieved high loan sales volume resulting in gains of $1.3 million for the quarter, an increase of $635,000 over the prior year third quarter. As mortgage interest rates begin to rise slightly, refinance activity already has begun to slow down and will result in a decline in our loan sales volume during the fourth quarter of 2003 and into 2004. Trust fee income was higher for the nine months ended September 30, 2003 compared to the same period in the prior year primarily due to the addition of Grand Bank’s trust services effective with the GBFC acquisition on April 1, 2002.

Noninterest expense totaled $8.1 million for the three month period ended September 30, 2003 as compared to $6.8 million for the same period in the prior year. Salaries and benefits increased by $838,000 comprising most of the increase in non-interest expenses. Our growth has required additional staff in various areas including new branches, lending departments, and operations which are all necessary to support increased customer activity. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Approximately $150,000 of the increase in salaries and benefits relates to an increase in commissions paid to commissioned mortgage loan originators. With the slowdown in mortgage refinance activity, we expect to experience a decrease in commission expense going forward. Occupancy as well as furniture and equipment expense have increased along with our branch expansion and partially due to the new corporate headquarters. The increase in legal and professional fees relates primarily to legal fees associated with Trade Partners. For further information regarding litigation related to Trade Partners, please refer to Part II of this form, Item 1 – Legal Proceedings. Until further developments transpire, we do not expect additional increases in legal expenses related to Trade Partners.

Noninterest expense totaled $22.2 million for the nine month period ended September 30, 2003 as compared to $17.0 million for the same period in the prior year. Salaries and benefits increased by $3.1 million for the nine months and was the primary category of increase in noninterest expense. Most of the increase related to the addition of the Grand Bank workforce effective with the GBFC acquisition on April 1, 2002, however, our continued growth has required additional staff as addressed above in the quarterly comparison of noninterest expense. Other increases included occupancy and equipment expense, data processing, and other support related expenses, such as courier, telephone, postage, outside services and legal services, all of which increased partially due to the GBFC acquisition. Most of these costs are customer activity and branch infrastructure related, and increase as a result of new customer activity being generated. Others of these costs such as legal and other outside services increase due to the growth in complexity of our business as we continue to expand.

Liquidity and Capital Resources

At September 30, 2003, our Tier I Capital as a percent of average assets was 9.0% and our total capital to risk-weighted assets was 11.3%, as compared to 7.6% and 9.9% respectively at December 31, 2002. The increase in these ratios reflects our issuance of trust preferred securities during the third quarter. On July 15, 2003 we raised additional regulatory capital in the amount of $20.0 million by participating in a pooled trust preferred security issuance. We expect that this additional regulatory capital will support growth in assets into 2005. For more information regarding the trust preferred securities, please refer to Note 11 of the Notes to Consolidated Financial Statements.

We declared our first cash dividend during the fourth quarter of 2000 in the amount of $.07 per share. We subsequently paid a quarterly cash dividend of $.07 per share during 2001. During the fourth quarter of 2001, the cash dividend was increased to $.08 per share and had continued at this level during 2002. During the fourth quarter of 2002 we increased the cash dividend to $.10 per share and paid this same amount for the first and second quarters of 2003. It is anticipated that we will continue to pay quarterly cash dividends in the future. On May 8, 2002, we distributed a 4% stock dividend to our shareholders which was an increase over the 3% dividend paid in May of 2001. On May 30, 2003 we distributed our third consecutive annual stock dividend and raised the amount to 5%. It is expected that we will continue to pay periodic stock dividends in the future. All per share and average share information in this report has been adjusted to reflect the effect of this dividend.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of September 30, 2003.

	‹3 Months	3-12 Months	1-5 Years	Over 5 Years	Total
Assets:
Fixed rate loans	$ 36,225	$ 58,071	$234,195	$ 54,734	$ 374,735
Variable rate loans	677,337	2,685	29,066	5,261	714,348
Taxable securities	2,021	7,194	56,103	6,639	71,957
Tax-exempt securities	--	--	--	29,359	29,359
Other securities	--	--	--	7,039	7,039
Short term investments	--	--	--	--	--
Federal funds sold	--	--	--	--	--
Loan Loss Reserve	--	--	--	--	(15,141)
Cash & due from banks	--	--	--	--	33,415
Acquisition intangibles	--	--	--	--	26,820
Loans held for sale	--	--	--	--	8,490
Fixed assets	--	--	--	--	36,838
Other assets	--	--	--	--	11,202

Total	$715,583	$ 67,950	$319,364	$103,032	$ 1,299,062

Liabilities:
Time deposits $100,000 and over	$ 62,976	$ 113,837	$ 85,613	--	$ 262,427
Time deposits under $100,000	22,331	70,905	43,814	--	137,050
Other borrowings	48,677	37,045	26,738	$ 61,768	174,228
Savings & IRAs	42,884	8,522	14,825	--	66,231
NOW & money market accounts	408,475	--	--	--	408,475
Non-Interest Bearing Deposits	--	--	--	--	125,763
Other Liabilities & Equity	--	--	--	--	124,888

Total	$585,343	$ 230,309	$170,990	$ 61,768	$ 1,299,062

Period interest rate gap:	130,240	(162,359)	148,374	41,264
Cumulative interest rate gap:	130,240	(32,119)	116,255	157,519
Cumulative interest rate gap
to total assets	10.03%	(2.47)%	8.95%	12.13%
Rate sensitive assets to rate
Sensitive liabilities	1.22	0.30	1.87	1.67
Cumulative rate sensitive assets to
Rate sensitive liabilities	1.22	0.96	1.12	1.15

The above table shows that total assets maturing or repricing within three months exceeded liabilities maturing within the same time period by $130.2 million indicating that we are asset sensitive in this time horizon. Offsetting the asset sensitivity in this time horizon, the interest rate swaps discussed in Note 10 of the Consolidated Financial Statements are not reflected in the table above, and have the effect of converting $60.0 million in variable rate loans repricing in less than three months into fixed rate loans repricing in one to five years.

The above gap analysis is limited in that repricing and cash flows of various categories of assets and liabilities are subject to competitive pressures, consumer sentiments and other influences that are beyond our control. Gap analysis does not reflect these influences and also does not reflect the magnitude of interest rate changes on net interest income as a result of the various assets and liabilities shown as re-priceable within twelve months. As a result, various assets and liabilities indicated as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

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

The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of September 30, 2003 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$116,219	(0.89)%	$48,814	9.84%
Interest rates up 100 basis points	118,940	1.43	46,702	5.09
No change in interest rates	117,268		44,439
Interest rates down 100 basis points	116,165	(0.94)	41,341	(6.97)
Interest rates down 200 basis points	120,222	2.52	37,514	(15.58)

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

Item 4	Controls and Procedures

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

Please refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, (Part II, Item 1 Legal Proceedings) for information concerning legal proceedings related to Trade Partners, Inc.

As previously disclosed, on May 9, 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company and against LaSalle Bank Corporation in the United States District Court for the District of Western Michigan. The purported class included investors who invested in limited liability companies formed by Trade Partners. On November 6, 2003, the court permitted the plaintiffs to amend their complaint to expand the purported class to include all individuals who invested in Trade Partners viatical investments. The class has not been certified. The court has stayed this action for six months to avoid interference with the process of the receivership proceedings. The plaintiffs allege that Grand Bank breached certain escrow agreements, breached its fiduciary duties, acted negligently or grossly negligently with respect to the plaintiff's investments and violated the Michigan Uniform Securities Act. The amended complaint seeks certification of the action as a class action, unspecified damages and other relief. The Company has answered the original complaint denying the material allegations and raising certain affirmative defenses. The Company expects to do the same with respect to the amended complaint. The Company believes it has meritorious defenses and intends to vigorously defend the case.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously.

On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals, the court appointed receiver has been coordinating the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies do not lapse. The receiver informed the Company that nine policies with a total face value of approximately $1.4 million has lapsed for failure to pay premiums prior to the receiver’s coordination efforts. In addition, about $700,000 is being contested as to lapses.

The receiver has estimated that approximately $13.4 million will be needed to pay premiums on the Trade Partners viaticals for the next two years. The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. The receiver has received cash payments for death benefit claims in excess of $6 million, the proceeds of which are being used for premium payments. In October 2003 the receiver reported that pending claims for death benefits totaled approximately $8.7 million more. As of October 15, 2003, the receiver had cash on hand in excess of $4,000,000. As additional viaticated policies mature, death benefits from those policies will provide a source of funding for continued premium payments.

In addition, on July 1, 2003, the United States District Court for the Western District of Michigan authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank has agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of September 30, 2003 no draws had yet been made on the line of credit.

The receiver is to propose a plan of distribution of the assets of Trade Partners. We understand that the receiver is presently investigating a sale of the portfolio of insurance policies, but we do not know whether such a sale will take place or what the terms of any such sale would be. We do not know the amount of distributions the receiver may propose to make to investors, or when such distributions might begin.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Securities Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits-

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K

The Company filed a Form 8-K Item 12 disclosure dated July 21, 2003 containing a press release announcing the second quarter 2003 earnings.

The Company filed a Form 8-K Item 5 dated July 1, 2003 containing information regarding litigation related to a former trust customer, Trade Partners, Inc., of the former Grand Bank.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith III

Benj. A. Smith III
Chairman and Chief Executive Officer

/s/ Jon W. Swets

Jon W. Swets
Principal Financial and Accounting Officer

DATE: November 12, 2003

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Dated: November 12, 2003

/s/ Benj. A. Smith III

Benj. A. Smith III
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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

Dated: November 12, 2003

/s/ Jon W. Swets

Jon W. Swets
Chief Financial Officer

EXHIBIT 32.1

Benj.

A. Smith III, Chief Executive Officer of Macatawa Bank Corporation and Jon W. Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: November 12, 2003

/s/ Benj. A. Smith III

Benj. A. Smith III
Chairman and Chief Executive Officer

/s/ Jon W. Swets

Jon W. Swets
Senior Vice President and Chief Financial Officer