Form 10-K
period 2003-12-31
MACATAWA BANK CORP
filed 2004-03-15
CIK 1053584

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  X  .

The registrant’s revenues for 2003 were $74,078,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $24.18 as of June 30, 2003, was $182,110,000 (common stock, no par value). As of March 4, 2004, there were outstanding 8,375,972 shares of the Company’s common stock (no par value). Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2004 are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1: Business

        As used in this Annual Report, the terms “we,” “us,” “our” and “Macatawa” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.

General

        Macatawa Bank Corporation is a Michigan corporation and is a financial holding company and the bank holding company for its wholly owned banking subsidiary, Macatawa Bank, as well as Macatawa Investment Services, Inc. and Macatawa Statutory Trust I. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), and its results are included in the consolidated statements of income since this effective date. To achieve further synergies from the Grand Bank acquisition, we merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. At the same time, Grand Bank Mortgage Company was merged into Macatawa Bank Mortgage Company.

        Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty branch offices and a lending and operational service facility offering commercial and personal banking services, including checking and savings accounts (including certificates of deposit), safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from the NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various brokerage services including discount brokerage, personal financial planning and consultation regarding mutual funds. Macatawa Statutory Trust I is a grantor trust that issued a pooled trust preferred security in July, 2003. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis. As of December 31, 2003, we had total assets of $1.4 billion, total deposits of $1.1 billion, approximately 71,000 deposit accounts and shareholders’ equity of $121.9 million.

        Our headquarters and administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424, and our telephone number is (616) 820-1444. Our internet website address is www.macatawabank.com. We make available free of charge through this website our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

        Deposits are gathered primarily from the communities we serve through our network of 20 branches. We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposits having many options in their terms.

        We set our deposit pricing to be competitive with other banks in our market area. This has enabled us to increase deposits from new, as well as existing customers, while maintaining a healthy net interest margin. We periodically purchase brokered deposits to supplement funding needs. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 10% of total deposits at December 31, 2003 and approximately 12% at December 31, 2002. We operate in a very competitive environment, competing with other local banks similar in size and with significantly larger regional banks. We monitor rates at other financial institutions in the area to ascertain that our rates are competitive with the market. We also attempt to offer a wide variety of products to meet the needs of our customers.

        Deposit Portfolio Composition. The following table sets forth the average deposit balances and the weighted average rates paid thereon.

(Dollars in thousands)
	Average for the Year

	2003		2002		2001

	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Noninterest bearing demand	$110,670	-	$82,757	-	$52,184	-
NOW accounts	137,361	0.6%	118,594	1.1%	55,951	1.8%
MMDA/savings	293,509	1.0%	260,206	1.9%	174,933	3.3%
Time	432,230	3.1%	328,715	3.6%	176,983	5.8%

Total deposits	$973,770	2.0%	$790,272	2.6%	$460,051	4.5%

        The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2003:

(Dollars in thousands)

Amount

Three months or less	$65,596
Over 3 months through 6 months	43,372
Over 6 months through 1 year	59,453
Over 1 year	104,071

Total	$272,492

      Lending Activities.

        Loan Portfolio Composition. The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

Loan Portfolio Composition

(Dollars in thousands)	Year Ended December 31

	2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$467,918	40%	$356,310	37%	$133,428	$25%	$79,444	19%	$54,160	19%
Residential real estate	172,647	15%	133,843	14%	67,655	12%	60,822	15%	44,734	15%
Other commercial	381,097	33%	341,370	36%	269,993	49%	214,098	52%	147,232	52%
Consumer	135,445	12%	129,515	13%	74,617	14%	56,312	14%	39,248	14%

Total loans	$1,157,107	100%	$961,038	100%	$545,693	100%	$410,676	100%	$285,374	100%

Less:
Allowance for loan losses	(16,093)		(13,472)		(7,699)		(5,854)		(3,995)

Total loans receivable, net	$1,141,014		$947,566		$537,994		$404,822		$284,379

Nonperforming Assets. The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	December 31

	2003	2002	2001	2000	1999

Nonaccrual loans	$1,717	$2,539	$2,084	$155	$101
Loans 90 days or more delinquent and still accruing	2,308	259	298	41	-
Restructured loans	-	-	-	-	-

Total nonperforming loans	4,025	2,798	2,382	196	101

Foreclosed assets	464	388	-	-	-
Repossessed assets	4	58	-	-	-

Total nonperforming assets	$4,493	$3,244	$2,382	$196	$101

Nonperforming loans to total loans	.35%	.29%	.43%	.05%	.04%
Nonperforming assets to total assets	.32%	.28%	.36%	.04%	.03%

Loan Loss Experience
The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

(Dollars in thousands)	December 31

	2003	2002	2001	2000	1999

Loans:
Average daily balance of loans for the year	$1,046,723	$831,709	$474,318	$347,351	$213,472
Amount of loans outstanding at end of period	1,157,107	961,038	545,693	410,676	285,374
Allowance for loan losses:
Balance at beginning of year	$13,472	$7,699	$5,854	$3,995	$2,030
Balances from GBFC acquisition	--	3,464
Addition to allowance charged to operations	4,105	3,321	2,285	1,931	1,967
Loans charged-off:
Commercial	(1,308)	(1,143)	(485)	(67)	-
Residential Real Estate	(50)	-	(1)	-	-
Consumer	(187)	(128)	(27)	(20)	(6)
Recoveries:
Commercial	26	249	63	14	-
Residential Real Estate	17	0	1	-	-
Consumer	18	10	9	1	4

Balance at end of year	$16,093	$13,472	$7,699	$5,854	$3,995

Ratios:
Net charge-offs to average loans outstanding	.14%	.12%	.09%	.02%	-
Allowance for loan losses to loans outstanding at year end	1.39%	1.40%	1.41%	1.43%	1.40%

Allocation of the Allowance for Loan Losses
The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.

(Dollars in thousands)

	Year Ended December 31

	2003		2002		2001		2000		1999

	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and commercial real estate	$14,371	78.3%	$11,207	72.6%	$6,391	73.9%	$3,902	71.5%	$2,784	70.6%
Real estate mortgages	360	10.0%	326	13.9%	196	12.4%	176	14.8%	112	15.7%
Consumer	1,074	11.7%	950	13.5%	564	13.7%	435	13.7%	297	13.7%
Unallocated	288	-	989	-	548	-	1,341	-	802	-

Total	$16,093	100.0%	$13,472	100.0%	$7,699	100.0%	$5,854	100.0%	$3,995	100.0%

        Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the amount of total loans outstanding as of December 31, 2003 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)

	Maturing

	Within One Year	After One, But Within Five Years	After Five Years	Total

Commercial real estate	$ 129,493	$322,597	$ 15,828	$ 467,918
Residential real estate	47,700	33,182	91,765	172,647
Other commercial	221,936	151,645	7,516	381,097
Consumer	6,409	38,711	90,325	135,445

Totals	$ 405,538	$546,135	$205,434	$1,157,107

Allowance for loan losses				(16,093)

Total loans receivable, net				$ 1,141,014

        Interest Sensitivity. Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates at December 31, 2003.

(Dollars in thousands)

	Fixed Rate	Variable Rate	Total

Due within 3 months	$ 37,294	$715,857	$ 753,151
Due after 3 months, but within 1 year	55,240	2,995	58,235
Due after one but within five years	260,845	31,459	292,304
Due after five years	47,932	5,485	53,417

Total	$ 401,311	$755,796	$1,157,107

Allowance for loan losses			(16,093)

Total loans receivable, net			$ 1,141,014

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

        Securities.        Our security portfolio is classified as either “available for sale” or “held to maturity.” Securities classified as “available for sale” may be sold to meet our liquidity needs. The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include earnings, liquidity and decreased overall exposure to changes in interest rates.

Securities Portfolio

(Dollars in thousands)

	Year Ended December 31

	2003	2002	2001

U. S. Treasury and U.S. Government Agencies	$76,225	$71,867	$55,287
State and municipal bonds	33,448	18,303	9,029

Total	$109,673	$90,170	$64,316

        Excluding our holdings of the investment portfolio in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer which exceeded 10% of shareholders’ equity.

        Schedule of Maturities of Investment Securities and Weighted Average Yields. The following is a schedule of maturities and their weighted average yield of each category of investment securities we held at December 31, 2003.

(Dollars in thousands)

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Investments With No Contractual Maturity

	Estimated Market Value	Average Yield	Estimated Market Value	Average Yield	Estimated Market Value	Average Yield	Estimated Market Value	Average Yield	Estimated Market Value	Average Yield

U.S. Treasury and U.S. Government Agencies	$7,252	5.01%	$57,717	4.53%	$10,495	3.82%	$761	4.86%	-	-
Tax-exempt State and municipal bonds	-	-	207	5.75%	9,168	4.54	24,073	4.18%	-	-

Total	$7,252	5.01%	$57,924	4.53%	$19,663	4.14%	$24,834	4.19%	-	-

        Trust Services. We began offering trust services in January 1999, to further provide for the financial needs of our customers. With the acquisition of Grand Bank in April 2002 our trust assets increased by over $500 million and as of December 31, 2003, the Trust Department had assets of approximately $1.00 billion. Our types of service include both personal trust and employee benefit plans.

Market Area

        Our market area of Ottawa, Kent and northern Allegan Counties are located in western Michigan. This area consists of two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan and Holland the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes tourism, office furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies. Companies operating in the market area include Steelcase, Herman Miller, Alticor, Haworth, Johnson Controls, General Motors, Gerber, SPX, Magna Donnelly, and Meijer.

        Much of our success as a retail and small to mid-sized business lender has been due to our market area’s favorable population, housing and income demographics. Population within our three county market area grew by 20.6% from 1990 to 2002. Household income levels in our market area exceed state and national levels while unemployment levels are below state but above national levels.

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

Employees

        As of December 31, 2003, we had 282 full-time and 105 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

Acquisition of Grand Bank

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

        Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, and Macatawa Investment Services, Inc., a subsidiary of Macatawa Bank Corporation, are subject to various state and federal regulations.

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

	Risk-Based Capital Ratio	Risk-Based Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	--	--	A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2003, each of Macatawa Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

ITEM 2: Properties.

        We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan. Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424. Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations.

        Our facilities as of March 1, 2004, were as follows:

Location of Facility	Use

10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
51 E. Main Street, Zeeland*	Branch Office
125 Ottawa Avenue N.W., Grand Rapids*	Trust and Mortgage Offices
126 Ottawa Avenue, N.W., Grand Rapids*	Branch Office
139 E. 8th Street, Holland*	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 - 136th Street, Hamilton*	Branch Office
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 - 44th Street, S.W., Grandville	Branch Office
8233 Byron Center Avenue S.W., Byron Center*	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office and Loan Center
16986 Robbins Road, Suite 180, Grand Haven*	Branch Office and Loan Center
12415 Riley Street, Holland	Branch Office
2750 Walker, N.W., Walker	Branch Office

* Leased facility

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

        A lawsuit was filed in April 2003 by John and Kathryn Brand in Oklahoma state court against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The Company and Grand Bank have answered this complaint, denying the material allegations and raising certain affirmative defenses. No trial date has been set in this matter. In May 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company and against LaSalle Bank Corporation in the United States District Court for the District of Western Michigan. The purported class included investors who invested in limited liability companies formed by Trade Partners. On November 6, 2003, the court permitted the plaintiffs to amend their complaint to expand the purported class to include all individuals who invested in Trade Partners viatical investments. The class has not been certified. The court stayed this action to avoid interference with the process of the receivership proceedings, though plaintiffs may apply to the Court for relief from the stay after May 6, 2004. The plaintiffs allege that Grand Bank breached certain escrow agreements, breached its fiduciary duties, acted negligently or grossly negligently with respect to the plaintiff’s investments and violated the Michigan Uniform Securities Act. The amended complaint seeks certification of the action as a class action, unspecified damages and other relief. The Company has answered this complaint denying the material allegations and raising certain affirmative defenses. The Company believes it has meritorious defenses and intends to vigorously defend both cases.

        On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals sold by Trade Partners to investors, the court appointed receiver has been coordinating the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies do not lapse. The receiver informed the Company that nine policies with a total face value of approximately $1.4 million has lapsed for failure to pay premiums prior to the receiver’s coordination efforts. In addition, about $700,000 is being contested as to lapses.

        The receiver has estimated that approximately $13.4 million will be needed to pay premiums on the Trade Partners viaticals for the next two years. The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. In January 2004, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $12.1 million, and had claims pending for an additional $3.8 million. He reported at the same time that he had paid premiums on the portfolio totaling approximately $3.9 million since the inception of the receivership. As of January 15, 2004, the receiver reported cash on hand in excess of $8,200,000. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments.

        In addition, on July 1, 2003, the United States District Court for the Western District of Michigan authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank has agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of December 31, 2003 no draws had yet been made on the line of credit.

        In April 2004 the receiver is to propose a plan of distribution of the assets of Trade Partners. We understand that the receiver is presently investigating a sale of the portfolio of insurance policies, but we do not know whether such a sale will take place or what the terms of any such sale would be. We do not know the amount of distributions the receiver may propose to make to investors, or when such distributions might begin.

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

        As the date hereof, except as disclosed above there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

ITEM 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2003 to a vote of our shareholders.

ADDITIONAL ITEM: Executive Officers of the Registrant.

        The list below identifies those persons designated as executive officers of Macatawa Bank Corporation and Macatawa Bank.

Name	Age	Year Elected an Executive Officer	Positions Held

Benj. A. Smith, III	60	1997	Chairman of the Board and Chief Executive Officer of Macatawa Bank Corporation.

Philip J. Koning	49	1997	President and Chief Executive Officer of Macatawa Bank and Treasurer and Secretary of Macatawa Bank Corporation.

Jon W. Swets	38	2002	Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation and Macatawa Bank.

Ray D. Tooker	60	2000	Senior Vice President Loan Administration of Macatawa Bank.

PART II

ITEM 5:                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock has been quoted on the Nasdaq National Market since May 17, 2001. From December 27, 1999 through May 16, 2001, our common stock was quoted on the Nasdaq SmallCap Market. From the completion of our initial public offering in April 1998 through December 27, 1999, our common stock was quoted on the OTC Bulletin Board. High and low sales prices (as reported on the Nasdaq National Market) for each quarter are included in the following table. The information in the following table has been retroactively adjusted to reflect the effect of all stock dividends paid.

	2003			2002

Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$21.49	$18.57	$0.10	$19.88	$17.27	$0.07
Second Quarter	$24.74	$19.68	$0.10	$20.70	$17.58	$0.08
Third Quarter	$25.60	$22.25	$0.10	$20.48	$16.19	$0.08
Fourth Quarter	$29.35	$23.15	$0.12	$19.86	$16.32	$0.10

        On February 25, 2004, there were approximately 814 owners of record and, in addition, approximately 5,367 beneficial owners of our common stock.

        The Company declared its first cash dividend, amounting to $.06 per share, during the fourth quarter of 2000. Quarterly cash dividends totaling $.26 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001. Quarterly cash dividends totaling $.32 were paid during 2002, and a 4% stock dividend was declared during the second quarter of 2002. Quarterly cash dividends totaling $.42 were paid during 2003, and a 5% stock dividend was declared during the second quarter of 2003. All of these cash dividend amounts have been retroactively adjusted to reflect the effect of the stock dividends.

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

ITEM 6:   Selected Financial Data.

        The information set forth under the caption “Selected Consolidated Financial Data” in our Annual Report to Shareholders for the year ended December 31, 2003, is incorporated by reference and is filed as part of Exhibit 13 to this form 10-K Annual Report.

ITEM 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report to Shareholders for the year ended December 31, 2003, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7A:   Quantitative and Qualitative Disclosures About Market Risk.

        The information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Analysis” in our Annual Report to Shareholders for the year ended December 31, 2003, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 8:   Financial Statements and Supplementary Data.

        The information set forth under the captions “Quarterly Financial Data,” “Report of Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flow,” and “Notes to Consolidated Financial Statements” in our Annual Report to Shareholders for the year ended December 31, 2003, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 9:   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with our independent public accountants.

ITEM 9A:   Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report, have concluded that as of the end of the period covered by this Report the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-K Annual Report was being prepared.

(b)	Changes in Internal Controls. There were no significant changes in the company’s internal controls over financial reporting during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10: Directors and Executive Officers of the Registrant.

        The information set forth on pages 4-5, under the caption “Information About Directors” and on page 13  under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement dated March 10, 2004, relating to our 2004 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to our Executive Officers is included in Part I hereof entitled “Executive Officers of the Registrant.” There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

        We have adopted a Senior Officer Code of Ethics. A copy of our Senior Officer Code of Ethics is available upon request by writing to the Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

ITEM 11:   Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Director Compensation” and “Executive Compensation,” in our definitive Proxy Statement dated March 10, 2004, relating to our 2004 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12:   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained on Page 2 under the caption “Voting Securities and Principal Holders Thereof” and on page 11 under the caption “Security Ownership of Management” in our definitive Proxy Statement dated March 10, 2004, relating to our 2004 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

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

The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2003. The following information has been adjusted to reflect the effect of all stock dividends.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	432,799	$17.31	255,781
Equity compensation plans not approved by security holders	0	NA	0
Total	432,799	$17.31	255,781

(1)     We had not granted warrants or rights applicable to this chart.

ITEM 13: Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained on page 12, under the caption “Transactions Involving Management” in our definitive Proxy Statement dated March 10, 2004, relating to our 2004 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 14: Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained on page 15, under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement dated March 10, 2004, relating to our 2004 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     Financial Statements.

1.

The following documents are filed as part of Item 8 of this report:
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.

The following exhibits are filed as part of this report: Reference is made to the exhibit index which follows the signature page of this report.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request to Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

(b)     Reports on Form 8-K

During the quarter ended December 31, 2003, the Company furnished a Current Report on Form 8-K dated October 20, 2003, pursuant to Item 12 that attached a press release announcing the Company’s financial results for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 10, 2004.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
Benj. A. Smith, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon W. Swets
Jon W. Swets
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2004, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Benj. A. Smith, III	March 10, 2004
Benj. A. Smith, III, Principal Executive Officer and a Director

/s/ Jon W. Swets	March 10, 2004
Jon W. Swets, Principal
Financial and Accounting Officer

/s/ G. Thomas Boylan	March 10, 2004
G. Thomas Boylan, Director

/s/ Robert E. DenHerder	March 10, 2004
Robert E. DenHerder,
Director

/s/ John F. Koetje	March 10, 2004
John F. Koetje, Director

/s/ Philip J. Koning	March 10, 2004
Philip J. Koning, Director and President

/s/ Arend D. Lubbers	March 10, 2004
Arend D. Lubbers, Director

EXHIBIT INDEX

Exhibit Number and Description

2	Consolidation Agreement dated December 10, 1997, incorporated by reference to Exhibit 2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

3.1	Articles of Incorporation of Macatawa Bank Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3.2	Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

4	Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1	Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 5, 1999, for the Annual Meeting of Shareholders held April 15, 1999, as further amended by the Second Amendment included as Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Annual Meeting of Shareholders held April 18, 2002, both of which amendments are incorporated herein by reference.

10.2	Macatawa Bank Corporation 1998 Directors’ Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Macatawa Bank Corporation Annual Meeting of Shareholders held April 18, 2002, which is incorporated herein by reference.

10.3	Employment Agreement between Benj. A Smith III and Macatawa Bank Corporation dated December 10, 2003.

10.4	Form of Indemnity Agreement between Macatawa Bank Corporation and each of its directors, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5	Investment Management Agreement between Macatawa Bank and Smith & Associates Investment Management Services dated March 11, 2004.

13	Annual Report to Shareholders for the year ended December 31, 2003. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing. This information was delivered to the Company’s shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21	Subsidiaries of the Registrant

23	Consent of Crowe Chizek and Company LLC, independent public accountants

24	Power of Attorney (included on the signature page on page 25 of the Annual Report on Form 10-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.3

EMPLOYMENT AGREEMENT

        This Employment Agreement (“Agreement”) is entered into as of this December 10, 2003, by and between BENJ. A SMITH III, a Michigan resident (“Smith”), and MACATAWA BANK CORPORATION, a Michigan corporation (“Company”). This Agreement supersedes and totally replaces a Consulting Agreement between the parties dated May 8, 2003. That prior agreement is terminated and is null and void.

RECITALS

        Smith is the founder of Macatawa Bank (the “Bank”) and the Company. He currently serves as the Chairman and Chief Executive Officer of the Company and the Chairman of the Bank and is employed by the Bank. He has been in the banking and investment business for many years and is knowledgeable in all phases of the business of the Company and the Bank, including financial, management and operational matters and is a key employee who has played a major role in the success of the Company and the Bank. Smith is planning to resign his position as Chief Executive Officer of the Company. However, it is expected that Smith will continue to be actively engaged as an employee of the Bank or the Company for some period of time and the Company wishes to have the benefit of Smith’s expertise and experience. The Company has also agreed that in the event of Smith’s death his family should have the benefit of the compensation provided in this Agreement even though Smith would not be available to serve the Company.

        References to a “Macatawa Entity” in this Agreement include the Company, the Bank and any other entity controlled by the Company or the Bank.

        Accordingly, the parties have entered into this Agreement.

        1.        Commitment. At such time as Smith resigns as the Chief Executive Officer of the Company, the Company shall cause the Bank to continue Smith as an employee on the terms set forth in this Agreement.

        2.        Term. The term of the employment arrangement shall begin on the date (“Commencement Date”) that Smith resigns as the Chief Executive Officer of the Company. This arrangement will expire six (6) years after the Commencement Date (“Expiration Date”) unless terminated earlier as provided in this Agreement.

        3.        Services. During the term that the services are to be performed, Smith shall provide services to the Bank and the Company as requested by the Board of Directors or senior management of the Bank or the Company from time to time. Such services may include advice and consultation with respect to any and all phases or aspects of the Bank’s or the Company’s business or operations. Neither the Company nor the Bank has an obligation to use such services.

        4.        Availability. Smith shall make himself available to perform services at reasonable times during ordinary business hours. It is understood and agreed, however, that such performance of such services shall not require Smith’s full-time or his physical presence at the Bank or Company offices but shall be sufficient if provided by telephone, by letter or e-mail advice or by meetings with Bank or Company officials and others at such place or places as may be mutually convenient and acceptable to the Bank or the Company and Smith.

        5.        Compensation. As compensation for Smith holding himself available for and performing services during the term of this Agreement, the Company shall pay or cause the Bank to pay to Smith, Twelve Thousand Five Hundred Dollars ($12,500) per month beginning as of the Commencement Date. In the event of Smith’s death before the Expiration Date, these payments shall continue to be made until the Expiration Date to Smith’s wife, or if she is deceased to Smith’s living children in equal shares. The Company or the Bank shall also promptly reimburse Smith for reasonable expenses that he incurs in connection with performing his services upon submission of proper verification to the Company as to the nature and amount of those expenses. Smith shall not be entitled to participate in the Company’s or the Bank’s health, medical, hospitalization, dental or disability plans. Smith shall be eligible to participate in the Company’s Stock Compensation Plan.

        6.        Termination. The service obligations of Smith and the Company’s payment obligations shall terminate:

(a) Immediately upon the Expiration Date;

(b) Immediately upon mutual written agreement of Company and Smith; or

(c) At the option of Company for “cause” as defined below. For purposes of this Agreement, “cause” shall be any of the following reasons:

(i) Smith’s personal dishonesty materially and adversely affecting a Macatawa Entity;

(ii) Willful misconduct materially and adversely affecting a Macatawa Entity;

(iii) Willful breach of a fiduciary duty to a Macatawa Entity involving personal profit; or

(iv) The order of any supervising agency with jurisdiction over the affairs of a Macatawa Entity or a court order obtained at the request of any such agency.

        For purposes of this Agreement, no act or failure to act on Smith’s behalf shall be considered “willful” unless done, or admitted to be done, by him not in good faith and unless he knew or should have known that his action or admission was not in, or was opposed to, the best interests of a Macatawa Entity; provided, that any act or omission to act on Smith’s behalf in reliance upon an opinion of counsel to the Company or counsel to Smith shall not be deemed to be willful. Smith shall not be deemed to have been terminated for cause unless or until there shall have been delivered to him a copy of the certification of a majority of the non-officer members of the Company’s Board of Directors finding that, in the good faith opinion of such majority, Smith was guilty of conduct deemed to be cause and specifying the details thereof, after reasonable notice to Smith and an opportunity for him, together with his counsel, to be heard before such majority.

        Notwithstanding any other provision of this Agreement, if this Agreement is terminated pursuant to this Section 6, the Company shall not be liable to Smith for any cost or obligation, except as may have been earned by Smith prior to the date of the termination.

        7.        Severability. The parties believe that every provision of this Agreement is effective and valid under applicable law, and whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid. If any provision of this Agreement is held, in whole or in part, to be invalid, the remainder of such provision and this Agreement shall remain in full force and effect, with the offensive term or condition being stricken to the extent necessary to comply with any conflicting law.

        8.        Waiver. No provision of this Agreement shall be waived by any party hereto, unless such waiver is in a writing, signed by a duly authorized representative of the party against whom such waiver is sought to be enforced. A waiver by either party of any breach or failure to comply with any provision of this Agreement by the other party shall not be construed as or constitute a continuing waiver of such provision or a waiver of any other breach of or failure to comply with any other provision of this Agreement.

        9.        Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the parties and their respective heirs, personal representatives, successors and assigns.

        10.        Amendment. This Agreement may not be amended or modified except by the further written agreement of Company and Smith.

        11.        Notice. All notices hereunder shall be sent by telefax or by U.S. Mail, by mailing such notice in the Untied States mail, first-class postage prepaid, registered or certified mail, return receipt requested to the other party at the last known address of such party or at such other address as a party shall from time to time designate in writing to the other party.

        12.        Applicable Law; Jurisdiction; Venue. The terms and conditions of this Agreement shall be governed, construed, interpreted and enforced in accordance with the domestic laws of the State of Michigan, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Michigan or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Michigan. Any and all actions concerning any dispute arising hereunder shall be filed and maintained in the Circuit Court of Ottawa County, Michigan or the federal district court for the Western District of Michigan. The parties specifically consent and submit to the jurisdiction and venue of such state or federal court.

        13.        Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter of this Agreement. The provisions of this Agreement shall supersede all contemporaneous oral agreements, communications and understandings and all prior oral and written communications, agreements and understandings between the parties with respect to the subject matter of this Agreement. Each party acknowledges that no representation, inducement or condition not set forth herein has been made or relied upon by either party.

        IN WITNESS WHEREOF, Company and Smith have executed this Agreement as of the Effective Date, intending to be legally bound.

SMITH /s/ Benj. A. Smith III ——————————————— Benj. A. Smith III

MACATAWA BANK CORPORATION By: /s/ Philip J. Koning ——————————————— Its: Secretary/Treasurer

Exhibit 10.5

INVESTMENT MANAGEMENT AGREEMENT

        This INVESTMENT MANAGEMENT AGREEMENT (“the Agreement”) is made and entered by and between SMITH & ASSOCIATES INVESTMENT MANAGEMENT SERVICES, a Michigan corporation of Holland, Michigan (referred to as the “Adviser”), and the undersigned (referred to as the “Client”).

        The Adviser is registered with the Securities and Exchange Commission as an investment adviser pursuant to the Investment Adviser Act of 1940, as amended (The “Advisers Act”). The Adviser renders investment advisory and supervisory services.

        The Client is a bank formed under the laws of the State of Michigan.

        The Client desires to obtain the Adviser’s services. The parties have, therefore, entered into this Agreement which describes all of the terms and conditions under which the Adviser’s services will be rendered to the Client.

        In consideration of the mutual covenants and agreements contained in this Agreement, the parties agree as follows:

APPOINTMENT AND AUTHORITY OF THE ADVISER

        1.        The Client hereby appoints and engages the Adviser, and the Adviser hereby accepts the appointment and engagement, as an investment adviser and investment manager with respect to the assets set forth in Exhibit A to this Agreement (referred to as the “Fund”) together with assets added to the Fund and excepting assets deleted from the Fund.

        2.        In order to perform its services under this Agreement, the Adviser is hereby granted, and shall have and exercise in its sole discretion, the power and authority to do the following with regard to the Fund without the prior approval of the Client; provided, however, that all actions by the Adviser shall be consistent with the Client’s Asset Liability Policy and any other applicable policies of the Bank:

        (a)        Direct the investment and reinvestment of all or any portion of the Fund in any of the following types of investments: corporate obligations; common, preferred, and convertible stock and securities; bonds; limited partnership interests; interest in common trust funds or mutual funds; options; financial futures; annuities; obligations of the United State of America or any state or political subdivision; other securities whether registered or exempt unregistered issues; certificates of deposit; demand deposits; insurance; and any other property whether tangible or intangible, real personal, or mixed, or any interest in such property.

        (b)        Direct the subscription, purchase, sale, exchange, conveyance, transfer, assignment, lease, or other acquisition or disposition of all or any portion of the Fund; to exercise any conversion privileges, subscription rights, or similar rights or options; and to determine the price, terms, and conditions of any of the foregoing transactions.

        (c)        Place orders for the execution of securities transactions with such brokers, dealers, agents, financial institutions, or issuers in such markets, at such times, such prices, and such commission rates as the Adviser may deem appropriate in its sole discretion.

(d) Take any and all action which is necessary, convenient, or useful to the performance of any of the foregoing powers.

Notwithstanding the foregoing, the Client shall have the final authority over investment decisions and the Adviser will comply with instructions given by the Client.

SERVICES OF THE ADVISER

        3.        Based upon the information provided by the Client and other information available to the Adviser, the Adviser may from time to time prepare and update investment guidelines for consideration by the Client. The Client has the ultimate responsibility and authority to approve its Asset Liability Policy and related guidelines.

        4.        Adviser agrees to manage the Fund and exercise the powers and authority granted under this Agreement in accordance with the then current Asset Liability Policy of the Client or other applicable Client policies. If the Client instructs the Adviser to make specific investments or to follow specific investment guidelines other than those recommended by the Adviser, then the Adviser shall be relieved from responsibility for prudency, suitability, and diversification of investments made pursuant to such instructions.

        5.        The Adviser shall use its best efforts to obtain the best rate of return on the Fund that is consistent with applicable law, the Client’s Asset Liability Policy, any other investment guidelines of the Client then in effect and the Adviser’s duties or responsibility to the Client. The Adviser shall maintain a true and accurate account of all transactions made with respect to the Fund. The Adviser shall render to the Client a periodic written statement at least monthly of investment activity and current investments at fair market values determined in accordance with Section 16 of this Agreement.

        6.        The Adviser shall advise the Client regarding interest rates, current trends and forecasts of future interest rates.

        7.        The Adviser shall attend regularly scheduled Asset Liability Committee (ALCO) meetings of the Client to review investment activity and to consult regarding interest rates, investments and related matters.

        8.        The Adviser will perform required regulatory investment testing.

        9.        The duties, responsibilities, and obligations of the Adviser are limited to those expressly provided in this Agreement or imposed by law. The Adviser shall not be liable for the accuracy of any information furnished by the Client, by the Client’s custodian, or by any other person not a party to this Agreement. The Client hereby appoints the Adviser as the agent of the Client with full power during the continuance of this Agreement to vote as proxy all Fund assets that are subject to the Employee Retirement Income Security Act. The Adviser shall not be required to take any action or render any advice with respect to shareholder voting rights with regard to Fund assets that are not subject to the Employee Retirement Income Security Act. The Adviser shall not have custody or possession of any of the Funds’ cash, securities, property, or evidences of ownership.

TRANSACTION PROCEDURES

        10.        The Adviser is required to obtain the prior approval of the Client to take any action regarding the assets listed in Exhibit B to this Agreement or interest, dividends or proceeds therefrom. Instructions, approvals or authorizations by the Client may be communicated to the Adviser in accordance with Section 29 of this Agreement (mail or facsimile) or verbally, by telephonic communication or e-mail to the Adviser. Verbal or telephonic instructions, approvals or authorizations by the Client regarding Exhibit B assets shall be promptly confirmed by the Adviser. Upon receipt of such confirmation, the Client shall immediately raise any objection. The Client’s failure to so object shall be deemed to be final and conclusive approval of the transaction described in the confirmation. The Advisor may communicate with the Client regarding confirmations or changes in the assets of the Fund in accordance with Section 29 of this Agreement (mail or facsimile) or by e-mail to the Client.

        11.        The Adviser shall have discretion as to the selection of securities brokers, real estate brokers, securities dealers, insurance agents, banks, financial institutions, securities issuers, and the like, for the execution of transactions on behalf of the Client, unless otherwise directed by the Client in Exhibit C to this Agreement. In the event that the Client directs the Adviser to use a particular broker or dealer, the Adviser may not have the ability to negotiate commissions and may not be able to obtain volume discounts or best execution. In addition, under those circumstances, a disparity may exist between the commissions charged to Clients who direct the Adviser to use a particular broker or dealer and other Clients who do not direct the Adviser to use a particular broker or dealer.

        12.        Securities transactions for the Client may be aggregated with securities transactions for other clients of the Adviser in order to obtain a better execution. The Adviser may cause the Client and other clients to pay a brokerage commission which is higher than commissions generally available in recognition of the value of services provided to the Adviser by a particular broker or dealer; provided, that such services shall be obtained in accordance with Rule 28 (e) promulgated under the Securities Exchange Act of 1934, as amended. Services obtained in connection with securities transactions for the client may also benefit other clients of the Adviser.

        13.        All transactions for the Fund will be consummated by payment to or from, or delivery to or from, the Client or the Client’s custodian. The Client or the Client’s custodian shall have custody and possession of all the Fund’s cash, securities, property, or evidences of ownership. The Adviser shall issue instructions for the settlement of transactions initiated pursuant to this Agreement in writing or orally and promptly confirmed in writing. The Adviser shall instruct all brokers, dealers, and issuers executing orders on behalf of the Fund to forward to the Client or the Client’s custodian copies of all transaction confirmations.

COMPENSATION

        14.        In consideration for its services under this Agreement, the Adviser shall be compensated based on the aggregate fair market value of the Fund as determined in accordance with Section 13. The fee schedule is as follows:

(a) 0.05% (five basis points) per annum on the first $50,000,000 of aggregate fair market value; and

(b) 0.03% (three basis points) per annum on aggregate fair market value above $50,000,000.

        The minimum annual fee is $5,000, however exceptions may be made at the discretion of the Adviser. Fees may differ from the published schedule if agreed upon by the Client and the Adviser. The aggregate fair market value of assets in related accounts may be combined when fees are calculated. The above fee schedule may be modified by mutual agreement. Clients invested in mutual funds may pay multiple Advisory fees i.e., fees and expenses of the mutual fund as disclosed in the fund’s prospectus in addition to the Advisory fees of the Adviser for managing the assets invested in mutual funds. The client or the Client’s custodian shall be responsible for all commissions and fees of brokers, dealers, agents, issuers and the like. Such commissions and fees are not the responsibility of the Adviser and are not included in the above fee schedule.

        15.        Fees shall be computed and billed quarterly in advance. The fee due will be paid 7 days after receipt of the Adviser’s invoice, unless an objection has been received from the Client. Compensation for advice with respect to matters not directly involving the management of the Fund is not included in these management fees and shall be billed separately at a rate of $300 per hour payable within 10 days of receipt of the Adviser’s invoice. The Adviser will notify Client in advance if the Adviser believes any requested advice does not relate to management of the Fund.

        16.        For all purposes of this Agreement, the aggregate fair market value of investments in the Fund shall be the sum of the following as determined on the last day of each fiscal quarter:

(a) Each security listed on any national securities exchange shall be valued based on the last quoted sale price on the exchange on which such security is traded; and

        (b)        Any other security or assets shall be valued by the Adviser to best reflect its fair market value in the opinion of the Adviser, including original or adjusted cost if no other method may be readily employed. The Adviser shall not be obligated to obtain an appraisal of any assets. Any appraisal of assets shall be at the Client’s sole expense.

REPRESENTATIONS AND WARRANTIES

        17.        The Client represents and warrants to the Adviser that:

        (a)        The terms and conditions of this Agreement are authorized by, and do not violate, the provisions of the instruments governing the Fund, if any, or any other agreement or obligation by which the Client is bound, whether arising by contract, operation of law, or otherwise.

        (b)        This Agreement has been duly authorized and is binding upon the Client in accordance with its terms and conditions. The Client shall deliver to the Adviser such evidence of this authorization as the Adviser may reasonably request from time to time.

        18.        The Adviser represents and warrants to the Client that:

(a) It is an investment adviser registered with the Securities and Exchange Commission pursuant to the Advisers Act.

(b) It will continue to meet the qualifications applicable to an investment adviser and an investment manager as prescribed by the Advisers Act.

COMPLIANCE WITH LAWS

        19.        The Client and the Adviser each represent and warrant to the other that its actions with respect to the Fund are and shall be in accordance with all applicable law and regulation, including without limitation, the Advisers Act.

LIABILITY AND INDEMNIFICATION

        20.        The Adviser shall not be liable for any loss or diminution of the Fund, except to the extent that such loss or diminution results from any act or omission of the Adviser which is judicially determined to be a breach of its duties under this Agreement or under applicable law and regulation. The Client understands that there can be no assurance of the success or profitability of particular investments or investment strategies. The Client acknowledges that the Adviser has not made any express or implied representation, warranty, promise, or guaranty of the rate of return that may be earned with respect to the Fund.

        21.        The Adviser and its directors, officers, employees, and agents shall not be liable for any act or omission by the Client, its agents, or any person not a party to this Agreement, or any act or omission by the Adviser at the direction of the Client or its agents, including, without limitation, the use or withdrawal of funds from the Fund for any purpose, except as prescribed by law.

        22.        The Client shall indemnify and hold harmless the Adviser or its directors, officers, employees, and agents from any liability incurred by the Adviser or its directors, officers, employees, and agents by reason of any direct or indirect act, omission, or instruction of the Client or its agents.

TERMINATION AND ASSIGNMENT

        23.        This Agreement may be terminated at any time by either party upon written notice of termination. Termination shall be effective 30 days following receipt of such notice. Fees paid in advance will be prorated to the date of termination, and any unearned portion will be refunded to the Client.

        24.        Neither this Agreement nor the Adviser’s responsibilities under this Agreement shall be assigned or delegated by the Adviser without the written consent of the Client.

MISCELLANEOUS

        25.        This Agreement shall be binding upon and inure to the exclusive benefit of the parties to this Agreement and their successors. No person not a party to this Agreement shall derive any benefit whatsoever from this Agreement except as provided by law.

        26.        Nothing in this Agreement shall prevent the Adviser from rendering services to any person other than the Client. The Client understands that the Adviser and its directors, officers, employees, and agents may from time to time recommend, hold, buy, sell, or trade securities and other investments for their own respective accounts or the accounts of others. These investments may be the same or different from those investments recommended, held, bought, sold or traded by or on behalf of the Client.

        27.        In the event that the Adviser or its directors, officers, employees, or agents should obtain so-called “inside information” with respect to an issuer of securities, the Adviser shall have no obligation to use such information for the benefit of the Client which would violate any federal or state securities laws or regulations. The Client agrees to keep, and to cause its agents to keep, any of the Adviser’s recommendations and advice confidential.

        28.        The Adviser shall be entitled to presume the validity and due authorization of any approval, instruction, notice, authorization or communication by and on behalf of the Client if given in accordance with Section 10 by the person or persons identified in Exhibit D to this Agreement.

        29.        With the exception of communications between the Client and the Adviser pursuant to Section 10 of this Agreement, all communications with respect to this Agreement shall be in writing and shall be deemed made when (a) hand delivered to the address below or in Exhibit D, (b) sent by first-class mail, postage prepaid, addressed to the other party at the address appearing below or in Exhibit D, or (c) sent by facsimile transmission to the number appearing below or in Exhibit D. The addresses and numbers shown below or in Exhibit D may be modified by written instructions given in accordance with the forgoing requirements. Notice by hand delivery shall be effective upon delivery. Notice by mail shall be effective upon mailing. Telefax communications shall be effective upon receipt.

        Notices to Smith & Associates:

                SMITH & ASSOCIATES
                106 E. 8th Street
                Holland, Michigan 49423
                Telephone:    (616) 396-0119
                Facsimile:    (616) 396-2381

        Notices to Client:

                Macatawa Bank
                Attn: Chief Financial Officer
                10753 Macatawa Drive
                Holland, Michigan 49424
                Telephone:    616-494-7645
                Facsimile:    616-494-7644

        30.        Federal and State securities laws may impose liabilities under certain circumstances on persons who act in good faith. Nothing in this Agreement will waive or limit any rights that Client may have under Federal and State securities laws.

        31.        The parties agree that any action or proceeding arising out of this Agreement or the services of the Adviser pursuant to this Agreement shall be commenced, if at all, in the Circuit Court for the County of Ottawa and State of Michigan or in the Federal District Court for the Western District of Michigan. The parties agree and consent to such courts exercising personal jurisdiction over each of them with respect to any such action or proceeding. The construction, validity, enforcement, and performance of this Agreement shall be governed by the laws of the State of Michigan, including the period of limitations provided thereby, subject to any superseding federal law.

        32.        If any provision of this Agreement is rendered unenforceable under applicable law, the remaining provisions of this Agreement shall continue in effect as though the invalid provision were not part of this Agreement. In this Agreement wherever a word is used in the singular form, it may also be construed as though used in the plural form. Headings are inserted for convenience of reference only and shall not affect the meaning of any provision.

        33.        The Agreement constitutes the entire agreement and understanding of the parties. The Agreement shall control as between the Client and the Adviser over any other agreement affecting the rights and obligations between the parties whether executed before or after this Agreement, excepting written amendments to this Agreement. Except to the extent provided in the Agreement, the Agreement may only be amended in a writing executed by both parties. The Agreement may be executed in any number of counterparts. Each counterpart shall be deemed to be an original and all of which shall constitute one and the same instrument.

        34.        The Client hereby acknowledges receipt of a copy of the Adviser’s investment adviser disclosure statement. This disclosure statement generally describes the nature and scope of the Adviser’s services as an investment adviser. This is the information required by Part II of Form ADV which is on file with the Securities and Exchange Commission.

        35.        The Client shall, upon request, execute and deliver to the Adviser letters of authority, substantially in the form as contained in Exhibit E to this Agreement, evidencing the Adviser’s powers and authority under this Agreement. The Client consents to the disclosure of this Agreement to any person with whom the Adviser may transact business on behalf of the Client.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the 11th day of March, 2004.

SMITH & ASSOCIATES INVESTMENT MANAGEMENT SERVICES By: /s/ Duane J. Carpenter ———————————————	MACATAWA BANK By: /s/ Jon Swets ——————————————— Name: Jon Swets Title: Chief Financial Officer

EXHIBIT A

ASSETS CONSTITUTING THE FUND

        The following assets constitute the “Fund” for purposes of this Agreement:

Description	Custodian	Address

Investment securities of Macatawa Bank, excluding the stock of the Federal Home Loan Bank (FHLB)

Other Assets

EXHIBIT B

TRANSACTIONS REQUIRING PRIOR APPROVAL

        The following transactions or kinds of transactions shall require the prior approval of the Client:

10

EXHIBIT C

DESIGNATED PERSONS TO EFFECT TRANSACTIONS

        The Adviser is hereby directed to use the following brokers, dealers, or agents for the transactions described below:

Name	Address	Transaction

All brokers, dealers and agents must be approved under the policies of Macatawa Bank

11

EXHIBIT D

PERSONS AUTHORIZED TO ACT FOR THE CLIENT

        The Client does hereby appoint the following person, persons or entities as Client’s attorney-in-fact to do all things that Client could do if personally present with regard to all matters arising under the Investment Management Agreement:

Name	Address	Telephone No.

The Chief Financial Officer of Macatawa Bank and any other persons designated by the Chief Financial Officer.

12

EXHIBIT E

(Date)

RE:	Authority of Smith & Associates Investment Management Services With Respect to ______________________ Account No. ______________________

Gentlemen:

        This shall confirm the appointment of Smith & Associates Investment Management Services, a Michigan corporation (the “Adviser”), as investment adviser and investment manager for the above-noted account (“the Account”). The Adviser has discretionary authority as agent and attorney-in-fact on behalf of the Account to execute and deliver any order for the purchase, sale, exchange, or conversion or other transaction for securities or other investments with any registered representative of any brokerage firm, bank, or other financial institution authorized to purchase or sell securities on the New York Stock Exchange, American Stock Exchange, Midwest Stock Exchange, or any other stock exchange or market, including the over-the-counter market, and to act in private transactions, as the Adviser deems to be in the best interests of the Account.

Very truly yours,

13

EXHIBIT 13

Selected Consolidated Financial Data

The following selected consolidated financial and other data are derived from the Company’s Financial Statements and should be read with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Balance Sheets as of December 31, 2003 and 2002, and the Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001, are included elsewhere in this Annual Report.

(Dollars in thousands, except share and per share data)

	At or For the Year Ended December 31

	2003	2002	2001	2000	1999

Financial Condition
Total assets	$1,401,111	$1,176,583	$670,203	$499,813	$344,921
Securities	109,673	90,170	64,316	48,669	28,281
Loans	1,157,107	961,038	545,693	410,676	285,374
Deposits	1,109,399	920,873	526,192	398,617	279,390
FHLB Advances	145,680	106,897	75,638	51,000	30,000
Shareholders' equity	121,900	113,974	66,502	38,128	34,526
Share Information*
Basic earnings/(loss) per common share	$1.41	$1.23	1.02	.83	$.20
Diluted earnings/(loss) per common share	1.39	1.21	1.02	.83	.20
Book value per common share	14.56	13.75	11.46	9.44	8.55
Dividends per share	.42	.32	.26	.06	--
Weighted average dilutive
shares outstanding	8,488,325	7,838,523	5,035,792	4,052,468	3,512,555
Shares outstanding at end of period	8,370,073	8,286,077	5,795,463	4,036,894	4,036,075
Operations
Interest income	$64,435	$57,252	$42,685	$34,338	$20,000
Interest expense	22,341	22,902	20,927	17,739	9,428
Net interest income	42,094	34,350	21,758	16,599	10,572
Provision for loan losses	4,105	3,321	2,285	1,931	1,967
Net interest income after provision
for loan losses	37,989	31,029	19,473	14,668	8,605
Total noninterest income	9,643	7,323	3,683	2,052	1,528
Total noninterest expense	30,064	24,187	15,543	12,672	9,440
Income/(loss) before tax	17,568	14,165	7,613	4,048	693
Federal income tax	5,788	4,652	2,497	699	--
Net income/(loss)	$11,780	$9,513	$5,116	$3,349	$693
Performance Ratios
Return on average equity	9.91%	9.46%	9.58%	9.31%	2.72%
Return on average assets	.94%	0.95%	0.88%	0.80%	0.26%
Yield on average interest-earning assets	5.55%	6.16%	7.82%	8.85%	8.27%
Cost on average interest-bearing liabilities	2.19%	2.82%	4.39%	5.20%	4.51%
Average net interest spread	3.36%	3.34%	3.43%	3.65%	3.76%
Average net interest margin	3.63%	3.69%	3.98%	4.18%	4.37%
Efficiency ratio	58.11%	58.04%	61.09%	67.95%	78.02%
Capital Ratios
Equity to assets	8.70%	9.69%	9.92%	7.63%	10.01%
Total risk-based capital ratio	10.92%	9.89%	12.85%	10.36%	14.16%
Credit Quality Ratios
Allowance for loan losses to total loans	1.39%	1.40%	1.41%	1.43%	1.40%
Nonperforming assets to total assets	0.32%	0.28%	0.36%	0.04%	0.03%
Net charge-offs to average loans	0.14%	0.12%	0.09%	0.02%	0.00%

*Retroactively adjusted to reflect the effect of all stock dividends

Quarterly Financial Data (unaudited)

A summary of selected quarterly results of operations for the years ended December 31, 2003 and 2002 follows:

(Dollars in thousands, except per share data)

	Three Months Ended

	March 31	June 30	September 30	December 31

2003
Interest income	$15,408	$15,885	$16,373	$16,768
Net interest income	9,608	10,287	10,936	11,263
Provision for loan losses	995	870	1,040	1,200
Income before income tax expe	4,238	4,395	4,572	4,363
Net income	2,810	2,932	3,063	2,975

Net income per share	.34	.35	.37	.36
Basic	.33	.35	.36	.35
Diluted
2002
Interest income	$10,522	$15,000	$15,810	$15,918
Net interest income	6,157	8,814	9,474	9,902
Provision for loan losses	705	921	705	990
Income before income tax expe	2,244	3,495	4,080	4,346
Net income	1,514	2,350	2,735	2,915

Net income per share
Basic	.26	.28	.32	.35
Diluted	.26	.28	.33	.35

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

The following section presents additional information to assess the financial condition and results of operations of the Company. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report.

Overview

Macatawa Bank Corporation is a Michigan corporation and is the holding company for three wholly owned subsidiaries, Macatawa Bank, Macatawa Investment Services, Inc., and Macatawa Statutory Trust I. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. On April 1, 2002 Macatawa Bank Corporation acquired Grand Bank Financial Corporation (“GBFC”) and its wholly owned banking subsidiary, Grand Bank. Its results are included in the consolidated statements of income since this effective date. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. To achieve further synergies from the Grand Bank acquisition, the Company merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various services including discount brokerage, personal financial planning, and consultation regarding mutual funds and annuities. Macatawa Statutory Trust I is a grantor trust that issued a pooled trust preferred security in July, 2003. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November 1997. We first became profitable in 1999 and have increased earnings each year since then with 2003 net income reaching $11.8 million. Since our inception in 1997 we have raised approximately $80.6 million in capital through private and public common stock offerings and a trust preferred offering to facilitate our growth and progress over these years. In conjunction with the acquisition of GBFC we issued 2,472,000 shares of common stock in exchange for all of the outstanding stock of GBFC.

We believe that growth in core deposits is key to our long-term success and is our primary funding source for asset growth. As such, establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through this expanding branch network and our high service quality standards. Since our inception in 1997, core deposits have increased between $100 million and $150 million each year. During 2003 core deposits grew by 23% to a total of $996.8 million.

The West Michigan markets within which we operate are growing markets. Because of their growth and our ability to provide highly personalized service, these markets have provided significant expansion opportunities for us. In addition, acquisitions of banks within our markets by large banking institutions headquartered far away have provided us additional opportunity to gain market share. Grand Rapids is the largest market within West Michigan. It is also where we hold the lowest percent share of the market relative to the other markets within which we operate, and therefore we believe presents great opportunity. With our foundation now established in Grand Rapids, further expansion here will remain a high priority. We opened our new branch on the northeast side of the city during the fourth quarter, bringing our total number of branches in the greater Grand Rapids area to seven. We plan to open at least three more branches in this area within the next 18 months. Also, we enjoy continuing success in the Holland/Zeeland area in building new and existing relationships, and our entrance into the Grand Haven market during the third quarter has produced excellent growth results. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

Financial Condition

Summary.
The consolidated financial statements include the effect of the acquisition of GBFC which was effective April 1, 2002. A schedule of the significant GBFC assets and liabilities acquired is contained in Note 2 to the Consolidated Financial Statements.

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

Our total assets were $1.40 billion at December 31, 2003, an increase of $224.5 million from $1.18 billion in total assets at December 31, 2002. We believe the continued strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks. The asset growth was primarily in earning assets of loans and securities, but also included increased cash, premises, and equipment. The increase in total assets was principally funded by strong deposit growth. Deposits grew by $188.5 million during 2003, a 20% growth rate. Additional borrowings were used to a lesser extent to supplement the funding provided by deposits. We attribute the strong deposit growth to our quality customer service, the desire of our customers to bank with a local bank, and convenient accessibility through the expansion of our branch network.

Cash and Cash Equivalents.
Our cash and cash equivalents, which include federal funds sold and short-term investments, were $60.0 million at December 31, 2003, as compared to $47.9 million at December 31, 2002. The increase was a result of high customer deposit activity right at the end of 2003 causing an investment in federal funds sold until these funds are deployed into higher yielding assets.

Securities.
Securities increased $19.5 million to $109.7 million at December 31, 2003 from $90.2 million at December 31, 2002. Securities increased due to purchasing additional securities as a means of balancing our interest rate risk. Primarily fixed rate securities were purchased to offset growth in variable rate loans. These securities were also purchased to support our liquidity. We expect continued growth of our securities portfolio generally consistent with the growth of our company in order to help balance our interest rate risk and maintain appropriate levels of liquidity.

Loan Portfolio.
Our total loan portfolio increased to $1.16 billion at December 31, 2003, from $961.0 million at December 31, 2002. We also had loans held for sale of $4.1 million at December 31, 2003, as compared to $18.7 million at December 31, 2002. Loans grew by $196.1 million during 2003 continuing our consistent pattern of growth. The majority of loans we make are to small and mid-sized businesses in the form of commercial and commercial real estate loans. Our combined commercial loans accounted for approximately 73% of our total portfolio loans at both December 31, 2003 and 2002. Our residential real estate loan portfolio, which also includes residential construction loans made to the individual homeowners, comprised approximately 15% of portfolio loans. However, our residential loan origination volume is significantly higher, with only a small portion of residential home loans retained for our own portfolio. We sell the majority of fixed-rate obligations and do not retain servicing. We originated for sale $305.6 million in residential mortgages in 2003, $240.8 million in 2002, and $135.6 million in 2001. The lower overall market interest levels experienced during 2003 and 2002 resulted in significantly higher levels of residential refinancing and loan originations during these years as compared to 2001. Our consumer loan portfolio includes both loans secured by personal property, as well as home equity fixed term and line of credit loans. Consumer loans comprised approximately 12% of our portfolio loans as of December 31, 2003. Approximately 89% of our home equity loans are underwritten at terms of a loan to value ratio of less than 90%, and are considered well collateralized. The types of loans and mix of the GBFC portfolio was very similar to our portfolio and as a result the overall mix of the combined loan portfolio did not change significantly upon acquisition in 2002. We anticipate further growth in the loan portfolio due to continuing opportunities within our market area.

Nonperforming Assets.
Nonperforming assets are comprised of nonperforming loans and foreclosed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Nonperforming loans as of December 31, 2003 totaled $4.0 million compared to $2.8 million at December 31, 2002. One credit relationship comprised approximately one half of the balance in nonperforming loans at the end of 2003. While still paying, this borrower’s weak financial condition warranted concern, and therefore the loan was placed in non-accrual in 2002 and remained in this status throughout 2003. For the remaining portion of our nonperforming loans we are well-collateralized or we have written the loan down to a level commensurate with the estimated value of the underlying collateral. Our loan performance is reviewed regularly by an external loan review team, our own loan officers, and our senior management. When reasonable doubt exists concerning collectibility of interest or principal of one of our loans, that loan is placed in non-accrual status. Any interest previously accrued but not collected at that time is reversed and charged against current earnings. Foreclosed assets include assets acquired in settlement of loans. As of December 31, 2003 foreclosed assets totaled $468,000 compared to $446,000 as of December 31, 2002. Total nonperforming assets amounted to $4.5 million as of December 31, 2003 and represented .32% of total assets, a level well below historical peer averages.

The following table shows the composition and amount of our nonperforming assets. (Dollars in thousands)

	December 31

	2003	2002	2001

Nonaccrual loans	$1,717	$2,539	$2,084
Loans 90 days or more delinquent and still accruing	2,308	259	298
Restructured loans	-	-	-

Total nonperforming loans	$4,025	$2,798	2,382

Foreclosed assets	464	388	-
Repossessed assets	4	58	-

Total nonperforming assets	$4,493	$3,244	$2,382

Nonperforming loans to total loans	.35%	.29%	.43%
Nonperforming assets to total assets	.32%	.28%	.36%

Loan Loss Experience
The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

(Dollars in thousands)

	For the Year Ended December 31

	2003	2002	2001

Loans:
Average daily balance of loans for the year	$1,046,723	$831,709	$474,318
Amount of loans outstanding at end of period	1,157,107	961,038	545,693
Allowance for loan losses:
Balance at beginning of year	$13,472	$7,699	$5,854
Balances from GBFC acquisition	--	3,464
Addition to allowance charged to operations	4,105	3,321	2,285
Loans charged-off:
Commercial	(1,308)	(1,143)	(485)
Residential Real Estate	(50)	(0)	(1)
Consumer	(187)	(128)	(27)
Recoveries:
Commercial	26	249	63
Residential Real Estate	17	0	1
Consumer	18	10	9

Balance at end of year	$16,093	$13,472	$7,699

Ratios:
Net charge-offs to average loans outstanding	.14%	.12%	.09%
Allowance for loan losses to loans outstanding at year end	1.39%	1.40%	1.41%

Allowance for Loan Losses
Our allowance for loan losses as of December 31, 2003 was $16.1 million, representing approximately 1.39% of total portfolio loans outstanding, compared to $13.5 million or 1.40% of total loans at December 31, 2002. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, formula allowance for graded loans, and general allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance was $792,000 at December 31, 2003 and $883,000 at December 31, 2002.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our loss experience, the banking industry’s historical loan loss experience, and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $13.4 million at December 31, 2003 and $10.1 million at December 31, 2002.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive a general allowance allocations based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.6 million at December 31, 2003 and $1.5 million at December 31, 2002.

During 2003 the allowance for loan losses increased by $2.6 million due to continuing growth in the commercial loan portfolio causing an increase in the formula allowance. Asset quality was stable during the year with the ratio of nonperforming loans to total loans of .35% at December 31, 2003 compared to .29% at December 31, 2002. The continued increase in the allowance was deemed necessary despite the stability in nonperforming loans to total loans given the growth in loans, the unseasoned nature of our portfolio and current soft economic conditions both on a national basis and locally.

Net charge-offs for 2003 totaled $1.5 million compared to $1.0 million for 2002. While our net charge-off experience was higher during the current year, our credit losses on loans continue to be low relative to comparable banks. However, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and potential economic weakness, in our judgment, we have provided adequate allowances for loan losses, although there can be no assurance that the allowance for losses on loans will be adequate to cover all losses.

Allocation of the Allowance for Loan Losses
The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.
(Dollars in thousands)

	For the Year Ended December 31

	2003		2002		2001

	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and commercial real estate	$14,371	78.3%	$11,207	72.6%	$6,391	73.9%
Real estate mortgages	360	10.0%	326	13.9%	196	12.4%
Consumer	1,074	11.7%	950	13.5%	564	13.7%
Unallocated	288	-	989	-	548	-

Total	$16,093	100.0%	$13,472	100.0%	$7,699	100.0%

The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type. The allocated portion of the allowance amounted to $15.8 million at December 31, 2003. Of this total, 5% related to specific allocations, 85% related to formula allocations and 10% related to general allocations.

Premises and Equipment.
Premises and equipment totaled $38.7 million at December 31, 2003, an increase of $12.9 million from December 31, 2002. The increase resulted from costs incurred with the completion of our new headquarters building and three new branch locations opened during 2003. The new headquarters location has allowed us to consolidate our administration, human resources, trust, loan underwriting and processing, and proof and deposit operations at one location. The new branch sites allowed us to replace a leased storefront branch site in Grandville with a full service branch in a more favorable location, and establish a presence both on the northeast side of Grand Rapids and on the north side of Holland.

Deposits. Total deposits increased $188.5 million to $1.11 billion at December 31, 2003, as compared to $920.9 million at December 31, 2002. Categories of deposit accounts experiencing the most growth included noninterest-bearing demand deposits and money market accounts. As discussed above, this growth in deposits was substantially a result of our focus on quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through our growing branch network. Our further branch expansion activities are expected to continue this trend of growth.

During 2003, the mix of our deposit portfolio remained relatively consistent showing a slight shift from higher costing categories of deposits such as time deposits, to lower costing categories such as interest bearing demand and savings accounts. Noninterest bearing demand accounts comprised approximately 13% of total deposits at December 31, 2003, as compared to approximately 11% of total deposits at the end of 2002. Interest bearing demand and savings accounts comprised approximately 49% of total deposits at December 31, 2003, as compared to 44% at the end of last year. Time accounts as a percentage of total deposits were approximately 38% at December 31, 2003, and were approximately 45% at December 31, 2002.

Borrowed Funds. Borrowed funds consist principally of advances from the Federal Home Loan Bank. Borrowed funds also include federal funds purchased, which are utilized to settle our daily cash letter position with our correspondent banks. Additionally, we have a $10.0 million credit facility available for general corporate needs including contributing capital to the subsidiary bank to enable it to maintain regulatory capital at well-capitalized levels. Borrowed funds totaled $165.3 million at December 31, 2003 including $145.7 million of Federal Home Loan Bank advances and $19.6 million in long-term debt comprised of a trust preferred security offering issued in July 2003. Borrowed funds totaled $131.8 million at December 31, 2002 including $106.9 million of Federal Home Loan Bank advances, $20.0 million of federal funds purchased and $4.9 million in borrowing on the credit facility. Borrowed funds increased during 2003 due to additional borrowing needs to fund our continued growth in assets. In addition the trust preferred security offering qualified as Tier I capital allowing us to further grow our assets while maintaining our regulatory capital at a well-capitalized level.

Shareholders’Equity. Total shareholders’ equity was $121.9 million at December 31, 2003 compared to $114.0 million at December 31, 2002. The increase of $7.9 million was primarily the result of net earnings less cash dividends paid to shareholders. A 5% stock dividend was paid in May 2003, resulting in a transfer of $8.9 million from retained earnings to common stock.

Results of Operations

Summary of Results. Net income totaled $11.8 million for 2003 as compared to $9.5 million in 2002, and $5.1 million in 2001. The increase in net income principally reflects growth in our net interest income due to our continuing growth in interest earning assets, but also reflects improvement in noninterest income. Earnings per share on a diluted basis were $1.39 for 2003 compared to $1.21 for 2002 and $1.02 for 2001. Diluted earnings per share increased by 15% for 2003 reflecting the increase in earnings. Diluted earnings per share increased by 19% for 2002 compared to 2001 despite a 45% increase in shares outstanding for the acquisition of GBFC in the second quarter of 2002.

The effective date of the GBFC acquisition was April 1, 2002 and therefore the results of operations for 2001 and the first quarter of 2002 did not include the effect of GBFC and Grand Bank. For pro forma information concerning the GBFC acquisition, please refer to Note 2 of the Consolidated Financial Statements.

Analysis of Net Interest Income. The following schedule presents, for the periods indicated, information regarding:

•	our total dollar amount of interest income from average earning assets and the resultant average yields;
•	our total dollar amount of interest expense on average interest-bearing liabilities and the resultant average cost;
•	our net interest income;
•	our interest rate spread; and
•	our net yield on average earning assets.

	For the years ended December 31,

	2003			2002			2001

	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance		Interest Earned or Paid	Average Yield or Cost

	(Dollars in Thousands)
Assets:
Taxable securities	$70,723	$3,239	4.76%	$65,829	$3,477	5.28%	$49,771		$2,921	6.01%
Tax-exempt securities (1)	24,843	1,065	6.82%	13,315	619	7.21%	6,784		320	7.20%
Loans (2)	1,046,723	59,775	5.58%	831,709	52,687	6.27%	474,318		38,904	8.12%
Federal funds sold	1,677	17	0.99%	10,213	175	1.67%	7,864		265	3.33%
Short-term investments	179	1	0.43%	544	5	0.94%	1,575		39	2.44%
Federal Home Loan Bank stock	6,629	338	5.03%	4,775	289	5.98%	3,187		236	7.30%

Total interest earning assets	$1,150,774	$64,435	5.55%	$926,385	$57,252	6.16%	543,499		42,685	7.82%
Noninterest earning assets:
Cash and due from banks	30,367			32,770			27,377
Other	69,422			42,074			13,148

Total assets	$1,250,563			$1,001,229			$584,024

Liabilities and Shareholders' Equity:
Deposits
NOW and money market accounts	$395,697	$3,663	0.93%	$334,510	$5,159	1.14%	$204,863		5,932	2.90%
Savings	35,172	127	0.36%	24,800	272	1.10%	14,186		200	1.41%
IRAs	25,618	936	3.66%	19,490	876	4.49%	11,834		700	5.91%
Time deposits	406,613	12,245	3.01%	328,715	11,966	3.64%	176,983		10,177	5.75%
Short-term borrowings:
Federal funds borrowed	14,317	188	1.30%	5,392	102	1.87%	1,704		81	4.67%
Other borrowings	137,675	5,182	3.71%	96,538	4,527	4.62%	65,586		3,837	5.77%

Total interest bearing liabilities	1,015,092	22,341	2.19%	809,445	22,902	2.82%	475,156		20,927	4.39%
Noninterest bearing liabilities
Noninterest bearing demand accounts	110,670			82,757			2,184	5
Other noninterest bearing liabilities	5,966			8,503			3,259
Shareholders' equity	118,835			100,524			53,425

Total liabilities and
Shareholders' equity	$1,250,563			$1,001,229			$584,024

Net interest income		$42,094			$34,350				$21,758

Net interest spread			3.36%			3.34%				3.43%
Net interest margin			3.63%			3.69%				3.98%
Ratio of interest earning
assets to interest bearing
liabilities		113.37%			114.45%				114.38%

(1)	Yields are adjusted for tax-exempt interest.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Net interest income totaled $42.1 million during 2003, compared to $34.4 million during 2002 and $21.8 million during 2001. The 23% growth in net interest income during 2003 was driven by growth in average interest earning assets which increased by $224.4 million, or 24%, to $1.15 billion for 2003. Despite an increase in net interest spread to 3.36% for 2003 from 3.34% in 2002, net interest margin declined slightly offsetting a small portion of the effect of growth in earning assets on net interest income. Net interest margin for 2003 was 3.63%, down six basis points from 2002. The decrease in margin while spread increased was a result of the decline in the ratio of interest earning assets to interest bearing liabilities to 113.37% for 2003 compared to 114.45% for 2002. The decline in this ratio was due to our continued leveraging of capital during 2003.

Several factors helped mitigate some of the decline in net interest margin during 2003. Growth in noninterest bearing deposits had a positive effect. Average noninterest bearing deposits grew by $27.9 million or 34% during 2003. Further, we accomplished a shift in the mix of the interest bearing deposit portfolio from the higher costing time deposits to the lower costing demand and money market deposit accounts as discussed in the Deposits section under Financial Condition in this Management’s Discussion and Analysis. Also, our time deposits continued to reprice downward during the year as higher costing deposits matured and renewed at lower interest rates. Finally, continued use of derivative instruments as discussed in Note 18 to the Consolidated Financial Statements also helped mitigate some of the decline in net interest margin.

The 58% increase in net interest income during 2002 was also driven by growth in earning assets. Average earning assets for 2002 totaled $926.4 million, as compared to $543.5 million for 2001. The acquisition of GBFC contributed $210.2 million to this increase in earning assets, however, the remaining $172.7 million was a result of our continued growth. Net interest margin on earning assets was 3.69% for 2002, down from 3.98% for 2001. The contraction in the net interest margin relates primarily to the lower net interest margin that GBFC carried compared to Macatawa, but also reflects a decrease in yield on earning assets resulting from the low and declining interest rate environment during 2002. We saw strong loan growth during 2002, but customer preferences were for floating rate loans that bore interest rates on average of 225 basis points lower than fixed rate commercial loans. This preference altered our mix of variable versus fixed rate commercial loans and also contributed to the decline in net interest margin from 2001 to 2002.

In 2002 several initiatives helped counteract the decline in net interest margin. During the latter half of 2002, approximately $5 million in noninterest earning assets were converted into interest earning assets and lower yielding assets were converted into higher yielding assets by investing some of our short-term investable funds into loans. In addition, growth in noninterest bearing deposits and continued downward repricing of higher costing time deposits mitigated some of the margin compression in this time period. Derivative instruments were also used during 2002 to help stabilize net interest margin.

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

(Dollars in thousands)

	For the Year Ended December 31

	2003 vs 2002			2002 vs 2001

	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Taxable securities	$111	$(351)	$(240)	$870	$(314)	$556
Tax-exempt securities	483	(35)	448	304	(5)	299
Loans	13,276	(6,188)	7,088	24,188	(10,405)	13,783
Fed funds sold	(106)	(52)	(158)	64	(154)	(90)
Short term investments	(3)	(1)	(4)	(16)	(18)	(34)
FHLB stock	100	(51)	49	102	(49)	53

Total interest income	$13,861	$(6,678)	$7,183	$25,512	$(10,945)	$14,567

Interest Expense
NOWs and MMDAs	$825	$(2,322)	$(1,497)	$2,745	$(3,518)	$(773)
Savings	84	(229)	(145)	124	(52)	72
IRAs	243	(182)	61	374	(198)	176
Time deposits	2,552	(2,274)	278	6,483	(4,694)	1,789
Fed funds purchased	126	(39)	87	93	(72)	21
Other borrowings	1,669	(1,014)	655	1,557	(867)	690

Total interest expense	5,500	(6,061)	(561)	11,376	(9,401)	1,975

Net interest income	$8,361	$(617)	$7,744	$14,136	$(1,544)	12,592

Provision for Loan Losses Our provision for loan losses for 2003 was $4.1 million as compared to $3.3 million for 2002 and $2.3 million for 2001. Some of the increase in provision was due to the increase in charge-offs in 2003 compared to 2002. However, the amount of the loan loss provision in all periods is a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the earlier discussion under Financial Condition. Along with other financial institutions, management shares a concern for the possible continuing weak economic conditions. Should the economic climate remain soft, borrowers may experience more difficulty in making loan payments, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

While we sustained higher loan charge-offs during 2003 as compared to prior years, our losses as a percent of average loans totaled only 14 basis points, a level far below historic peer averages.

Noninterest Income
Noninterest income totaled $9.6 million during 2003, as compared to $7.3 million in 2002, and $3.7 million for 2001. Noninterest income increased 32% over 2002 with all individual components showing improvement. The increased deposit service charge income in 2003 is reflective of our expanded customer account base. Our mortgage banking function was well-positioned to capitalize on the favorable mortgage refinance environment caused by low interest rates during most of 2003 and achieved high loan sales volume resulting in loan production revenue of $3.7 million for the year. This was up from $2.4 million for the prior year. Since mortgage interest rates increased slightly from the middle of 2003 to the end of the year, our loan sales volume decreased in the latter part of the year. This change in interest rates will likely result in a decline in loan sale volume in 2004 compared to 2003 levels.

Net Gains on the Sale of Residential Real Estate Mortgage Loans(Dollars in thousands)

	For the Year Ended December 31

	2003	2002	2001

Real estate mortgage loan originated for sale	$305,612	$240,819	$135,615
Real estate mortgage loan sales	$324,030	229,047	132,115

Net gains on the sale of real estate mortgage loans	$3,746	$2,382	$1,071

Net gains as a percent of real estate mortgage loan sales	1.16%	1.04%	0.81%

We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

Revenues from trust services grew to $2.5 million for 2003 compared to $2.1 million for 2002. Trust fees are, to a great extent, based on the underlying values of trust assets managed. The upward trend in the market valuation of securities in the latter half of 2003 contributed to the increase in trust fees, in addition to increased fees due to gaining new trust customers during the year. We believe trust fee income will continue to increase as the amount of trust assets under our management increases.

The level of noninterest income for 2002 was up 99% over 2001. All components of noninterest income increased compared to 2001. The low interest rates during 2002 resulted in higher loan sales volume and loan production revenue in 2002 compared to 2001. Revenues from trust services grew to $2.1 million for 2002 compared to $659,000 for 2001. Despite a generally downward trend in market valuation of securities during 2002, trust fees increased as compared to the prior year due to our success in gaining new trust customers and the addition of Grand Bank’s trust services.

Noninterest Expense
Noninterest expense totaled $30.1 million for 2003, as compared to $24.2 million for 2002, and $15.5 million for 2001. For 2003, salaries and benefits increased by $3.5 million comprising most of the increase in non-interest expenses over 2002. Almost 30% of this increase related to the addition of the Grand Bank workforce effective with the GBFC acquisition on April 1, 2002. However, our growth in 2003 has required additional staff in various areas including new branches, lending departments, and operations which are all necessary to support increased customer activity. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. All other areas of noninterest expense have increased in 2003 partially due to the GBFC acquisition, but also due to the increase in size and complexity of our organization. In addition, occupancy as well as furniture and equipment expenses have increased along with our branch expansion and partially due to the new corporate headquarters. The increase in legal and professional fees relates primarily to legal fees associated with Trade Partners. For further information regarding litigation related to Trade Partners, please refer to Note 17 to the Consolidated Financial Statements. Until further developments transpire, we do not expect additional increases in legal expenses related to Trade Partners.

As indicated above, we made significant investments in future growth during 2003 with additional branches and increased staffing. These investments create an initial cost burden until their full value materializes in growth in future earnings. However, during 2003 we were able to increase our revenue by a greater amount than these increased costs, thereby achieving higher net earnings. In addition, the percent increase in our revenues was consistent with the percent increase in noninterest expense resulting in a stable efficiency ratio of 58.11% compared to 58.04% for 2002.

In comparing 2002 to 2001, salaries and benefits increased by $4.5 million and was the primary category of increase in noninterest expense. Most of this increase related to the addition of the Grand Bank workforce, however, our continued growth required additional staff as compared to 2001. Other increases included occupancy and equipment expense, data processing, and other support related expenses, such as courier, telephone, postage, and outside services, all of which increased partially due to the GBFC acquisition. All of these costs relate to customer activity and branch infrastructure, and increased as a result of new customer activity being generated. Total noninterest expense increased by 56% for 2002 whereas net interest income and noninterest income in total grew by 64%. The greater revenue growth versus expense growth resulted in an improved efficiency ratio of 58.0% for 2002 as compared to 61.1% for 2001. This improvement was a direct result of synergies achieved in the GBFC acquisition as well as continued better capacity usage of the branch network and operations.

We integrated the systems and operations of Grand Bank into ours during the second quarter of 2002. By utilizing the same systems at both Macatawa Bank and Grand Bank, we realized operational efficiencies, primarily in data processing, during the year. On January 1, 2003 we completed the final step of the integration with the name change of Grand Bank to Macatawa Bank by merging the two bank charters into one. This charter merger allowed for more operational efficiencies and simplified service to our customers.

Liquidity and Capital Resources

Equity Capital. At December 31, 2003, our Tier I Capital as a percent of average assets was 8.8%, and our total capital to risk-weighted assets was 10.9%, as compared to 7.6% and 9.9% respectively at December 31, 2002. By completing the $20.0 million trust preferred securities offering in July 2003, we were able to strengthen our regulatory capital ratios. Additional capital may be necessary within the next two years if our growth continues at its current pace. Capital sources include additional common stock offerings, trust preferred securities offerings and subordinated debt. Macatawa Bank Corporation and Macatawa Bank were categorized as “well capitalized” for regulatory capital purposes.

We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. In the fourth quarter of 2003 we increased the cash dividend by 20% to $.12 per share. It is anticipated that we will continue to pay quarterly cash dividends in the future. In May 2003, we distributed a 5% stock dividend to our shareholders. This was the third consecutive annual stock dividend, and was an increase over the 4% dividend paid in May of 2002.

One stock repurchase transaction in the amount of 115,000 shares took place during the third quarter of 2002. Further stock repurchase activity is not anticipated in the foreseeable future.

The following table shows various capital ratios as of December 31, 2003.

Capital Resources

	Tier 1 Leverage Ratio	Tier 1 Capital Ratio	Total Risk-Based Capital Ratio
Minimum regulatory requirement for capital adequacy	4.0%	4.0%	8.0%
Well capitalized regulatory level	5.0%	6.0%	10.0%
Consolidated	8.8%	9.7%	10.9%
Macatawa Bank	8.0%	8.8%	10.0%

Liquidity. The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. Our sources of liquidity include our borrowing capacity with the Federal Home Loan Bank and federal funds purchased lines with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

Market Risk Analysis
Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Macatawa Bank has only limited agricultural-related loan assets, and therefore has no significant exposure to changes in commodity prices. As a result, our market risk exposure is mainly comprised of our sensitivity to interest rate risk. Our balance sheet has sensitivity, in various categories of assets and liabilities, to changes in prevailing rates in the U.S. for prime rate, mortgage rates, U.S. Treasury rates and various money market indexes. Our asset/liability management process aids us in providing liquidity while maintaining a balance between interest earning assets and interest bearing liabilities.

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

The following table illustrates our interest rate repricing gaps for selected maturity periods at December 31, 2003.

Static Gap Analysis
(Dollars in thousands)

	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total

Assets:
Loans-fixed	$37,294	$55,240	$260,845	$47,932	$401,311
Loans-variable	715,857	2,995	31,459	5,485	755,796
Taxable securities	4,025	3,228	57,476	11,496	76,225
Tax exempt securities	-	-	-	33,448	33,448
Short term investments	-	-	-	-	-
Fed funds sold	18,414	-	-	-	18,414
Other securities	-	-	-	8,793	8,793
Loan loss reserve	-	-	-	-	(16,093)
Cash & due from banks	-	-	-	-	41,633
Acquisition intangibles	-	-	-	-	26,702
Loans held for sale	-	-	-	-	4,054
Fixed assets	-	-	-	-	38,713
Other assets	-	-	-	-	12,115

Total assets	$775,590	$61,463	$349,780	$107,154	$1,401,111
Liabilities:
Time deposits	$92,616	$172,017	$164,252	$-	$428,885
Savings	37,004	-	-	-	37,004
Other interest bearing deposits	503,953	-	-	-	503,953
Other borrowings	34,581	50,062	19,274	61,418	165,335
Noninterest bearing deposits	-	-	-	-	139,557
Other liabilities & equity	-	-	-	-	126,377

Total liabilities & equity	$668,154	$222,079	$183,526	$61,418	$1,401,111

Period gap	$107,436	$(160,616)	$166,254	$45,736
Cumulative gap	$107,436	$(53,180)	$113,074	$158,810
Cumulative gap/total assets	7.67%	(3.80)%	8.07%	11.33%

The above table shows that total assets maturing or repricing within three months exceed liabilities maturing or repricing within three months by $107.4 million indicating that we are asset sensitive in this time horizon. Offsetting the asset sensitivity in this time horizon, the interest rate swaps discussed in Note 18 of the Consolidated Financial Statements are not reflected in the table above, and have the effect of converting $60.0 million in variable rate loans repricing in less than three months into fixed rate loans repricing in one to five years.

The above gap analysis is limited in that the repricing and cash flows of various categories of assets and liabilities are subject to competitive and other influences that are beyond our control. Gap analysis also does not reflect the magnitude of interest rate changes on net interest income as a result of the various assets and liabilities shown as repriceable within any of the time horizons. As a result, various assets and liabilities indicated above as maturing or repricing within a stated period may, in fact, mature or reprice in other periods or at different volumes.

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

The following table shows the suggested impact on net interest income over the next twelve months and Economic Value of Equity based on our balance sheet as of December 31, 2003.

Changes in Economic Value of Equity
And Net Interest Income(Dollars in thousands)

	Economic Value of Equity (EVE)	Percent Change	Net Interest Change	Percent Change

Change in Interest Rates
200 basis point rise	$115,434	(3.0)%	$51,952	9.5%
100 basis point rise	119,287	0.3	49,735	4.8
Base-rate scenario	118,995	-	47,442	-
100 basis point decline	118,368	(0.5)	44,082	(7.1)
200 basis point decline	123,530	3.8	39,895	(15.9)

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

Forward-Looking StatementsThis report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words believe, expect, intend, anticipate, estimate, project, may or similar expressions. The presentation and discussion of the provision and allowance for loan losses, statements concerning future profitability or future growth or increases, are examples of inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Grand Rapids, Michigan
January 23, 2004

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(Dollars in thousands)

	2003	2002
ASSETS
Cash and due from banks	$41,633	$47,874
Federal funds sold	18,414	0

Total cash and cash equivalents	60,047	47,874

Securities available for sale, at fair value	107,049	86,109
Securities held to maturity (fair value 2003 - $2,701,
2002 - $4,140)	2,624	4,061
Federal Home Loan Bank stock	8,793	5,391
Loans held for sale	4,054	18,726
Total loans	1,157,107	961,038
Allowance for loan losses	(16,093)	(13,472)

	1,141,014	947,566

Premises and equipment - net	38,713	25,751
Accrued interest receivable	5,095	4,411
Goodwill	23,915	23,915
Acquisition intangibles	2,787	3,271
Other assets	7,020	9,508

Total assets	$1,401,111	$1,176,583

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$139,557	$103,030
Interest-bearing	969,842	817,843

Total	1,109,399	920,873
Federal Home Loan Bank advances	145,680	106,897
Other borrowings	0	4,936
Long-term debt	19,655	0
Federal funds purchased	0	20,000
Accrued expenses and other liabilities	4,477	9,903

Total liabilities	1,279,211	1,062,609

Shareholders' equity
Preferred stock, no par value, 500,000 shares
authorized; no shares issued and outstanding

Common stock, no par value, 20,000,000 shares
authorized; 8,370,073 and 7,891,502 shares
issued and outstanding at December 31, 2003
and 2002, respectively	114,568	105,201
Retained earnings	5,300	5,931
Accumulated other comprehensive income	2,032	2,842

Total shareholders' equity	121,900	113,974

Total liabilities and shareholders' equity	$1,401,111	$1,176,583

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Interest income
Loans, including fees	$59,775	$52,687	$38,903
Securities
Taxable	3,593	3,945	3,462
Tax-exempt	1,067	620	320

Total interest income	64,435	57,252	42,685
Interest expense
Deposits	16,970	18,273	17,009
FHLB advances and other	5,371	4,629	3,918

Total interest expense	22,341	22,902	20,927

Net interest income	42,094	34,350	21,758

Provision for loan losses	4,105	3,321	2,285

Net interest income after provision for loan losses	37,989	31,029	19,473

Noninterest income
Service charges and fees	2,564	2,247	1,912
Loan production revenue	3,746	2,382	1,071
Trust fees	2,480	2,118	659
Other	853	576	41

Total noninterest income	9,643	7,323	3,683

Noninterest expense
Salaries and benefits	16,371	12,838	8,359
Occupancy expense of premises	2,342	1,861	1,230
Furniture and equipment expense	2,588	2,161	1,580
Legal and professional fees	763	617	359
Advertising	946	722	537
Supplies	595	486	392
Data processing fees	799	829	715
Other	5,660	4,673	2,371

Total noninterest expenses	30,064	24,187	15,543

Income before income tax expense	17,568	14,165	7,613

Income tax expense	5,788	4,652	2,497

Net income	$11,780	$9,513	$5,116

Basic earnings per share	$1.41	$1.23	$1.02

Diluted earnings per share	$1.39	$1.21	$1.02

        See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2001	$36,890	$1,137	$101	$38,128

Net income		5,116		5,116

Other comprehensive income (loss):
Net change in unrealized gain (loss)
on securities available for sale, net
of tax of $457			887	887

Comprehensive income				6,003

Proceeds from sale of 1,610,000 shares of
common stock, net of offering costs	23,677			23,677

Issued 107,474 shares in payment of
3% stock dividend	1,763	(1,766)		(3)

Common stock issued upon exercise of
stock options (412 shares)	4			4

Cash dividends at $.26 per share	(1,307)	(1,307)

Balance, December 31, 2001	62,334	3,180	988	66,502

Net income		9,513		9,513

Other comprehensive income (loss):
Net change in unrealized gain (loss)
on derivative instruments, net
of tax of $338			656	656

Net change in unrealized gain (loss)
on securities available for sale, net
of tax of $617			1,198	1,198

Comprehensive income				11,367

Issued 2,472,015 shares for acquisition of
GBFC, adjusted for stock dividend	39,817			39,817

Conversion of GBFC stock options	987			987

Repurchase of 115,000 shares	(2,300)			(2,300)

Issued 212,355 shares in payment of
4% stock dividend	4,270	(4,277)		(7)

Common stock issued upon exercise of
stock options (14,931 shares)	93		93

Cash dividends at $.32 per share		(2,485)		(2,485)

Balance, December 31, 2002	105,201	5,931	2,842	113,974

Net income		11,780		11,780

Other comprehensive income (loss):
Net change in unrealized gain (loss)
on derivative instruments, net
of tax of $13			(25)	(25)

Net change in unrealized gain (loss)
on securities available for sale, net
of tax of $423			(785)	(785)

Comprehensive income				10,970

Issued 397,664 shares in payment of
5% stock dividend	8,926	(8,940)		(14)
Common stock issued upon exercise of
stock options (80,907 shares)		441		441

Cash dividends at $.42 per share		(3,471)		(3,471)

Balance, December 31, 2003	$114,568	$5,300	$2,032	$121,900

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities
Net income	$11,780	$9,513	$5,116
Adjustments to reconcile net income
to net cash from operating activities
Depreciation and amortization	2,703	2,368	1,473
Provision for loan losses	4,105	3,321	2,285
Origination of loans for sale	(305,612)	(240,819)	(135,615)
Proceeds from sales of loans originated for sale	324,030	229,047	132,115
Gain on sales of loans	(3,746)	(2,382)	(1,071)
Net change in
Accrued interest receivable and other assets	1,780	1,708	(5,289)
Accrued expenses and other liabilities	(5,057)	2,086	(454)

Net cash from operating activities	29,983	4,842	(1,440)

Cash flows from investing activities
Loan originations and payments, net	(197,553)	(166,549)	(135,457)
Purchase of FHLB stock	(3,402)	(815)	(1,232)
Purchases of securities held to maturity	0	0	(710)
Purchases of securities available for sale	(42,687)	(29,083)	(46,690)
Maturities and calls of securities available for sale	19,273	13,584	33,030
Principal paydowns on securities	2,839	2,469	0
Cash received from acquisition of GBFC	0	21,390	0
Additions to premises and equipment	(15,264)	(12,109)	(3,992)

Net cash from investing activities	(236,794)	(171,113)	(155,051)

Cash flows from financing activities

Net increase in deposits	188,526	148,621	127,575
Net increase (decrease) in short-term borrowings	(20,000)	20,000	(6,200)
Proceeds from long-term debt and other borrowings	19,655	4,936	0
Repayments on other borrowings	(4,500)	0	(4,000)
Proceeds from FHLB advances	128,500	29,328	35,166
Repayments on FHLB advances	(90,153)	(18,239)	(10,528)
Fractional shares purchased	(14)	(7)	(3)
Cash dividends paid	(3,471)	(2,485)	(1,307)
Shares repurchased	0	(2,300)	0
Proceeds from sale of stock and exercises of options	441	93	23,681

Net cash from financing activities	218,984	179,947	164,384

Net change in cash and cash equivalents	12,173	13,676	7,893
Beginning cash and cash equivalents	47,874	34,198	26,305

Ending cash and cash equivalents	$60,047	$47,874	$34,198

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$22,915	$22,525	$20,984
Income taxes	6,400	5,450	3,178
Noncash investing and financing activities:
GBFC acquistion:
Securities acquired (including FHLB stock)		11,864
Loans acquired		246,344
Premises and equipment acquired		656
Acquisition intangibles recorded		27,578
Other assets acquired		4,142
Deposits assumed		246,060
Borrowings assumed		20,170
Other liabilities assumed		4,940
Value of common stock issued and converted stock options		40,804

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Macatawa Bank, and its wholly-owned subsidiary, Macatawa Bank Mortgage Company; Macatawa Statutory Trust I; and Macatawa Investment Services, Inc., after elimination of intercompany accounts and transactions.

Nature of Operations: Macatawa Bank Corporation (the “Company”) became the bank holding company for Macatawa Bank on February 23, 1998. Macatawa Bank commenced operations on November 25, 1997. Upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), Grand Bank became a wholly owned subsidiary effective April 1, 2002, and its results are included in the consolidated statements of income since this effective date. Effective January 1, 2003 Grand Bank was merged into Macatawa Bank with the combined bank named Macatawa Bank.

Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty branch offices and one operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Bank Mortgage Inc. originates and sells residential mortgage loans into the secondary market on a servicing released basis. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from the NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various brokerage services including discount brokerage, personal financial planning and consultation regarding individual stocks and mutual funds. Macatawa Statutory Trust I is a grantor trust that was established on July 15, 2003 through which trust preferred securities were issued.

The Company elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act, effective January 9, 2002. At the present time, the Company has no plans to engage in any of the expanded activities permitted under the new regulations.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, the fair value of intangible assets, the status of contingencies and the fair values of financial instruments are particularly subject to change.

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

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs, less recoveries. Management estimates the allowance balance required based on known and inherent risks in the portfolio, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Loan impairment is reported when full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. The Company held $464,000 in foreclosed assets at December 31, 2003 and $388,000 in foreclosed assets at December 31, 2002.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 5 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share: Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Stock Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during 2003, 2002 or 2001, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data). The pro forma effect may increase in the future if more options are granted.

	2003	2002	2001

Net income as reported	$11,780	$9,513	$5,116

Deduct: Stock-based compensation expense
using fair value method	(211)	(214)	(36)

Pro forma net income	$11,569	$9,299	$5,080
Basic earnings per share as reported	1.41	1.23	1.02
Proforma basic earnings per share	1.38	1.20	1.02
Diluted earnings per share
as reported	1.39	1.21	1.02
Proforma diluted earnings
per share	1.36	1.19	1.01
Weighted-average fair value of options
granted during the period	3.65	3.48	4.84

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002	2001

Risk-free interest rate	4.16%	4.83%	4.78%
Expected option life	7 years	7 years	7 years
Expected stock price volatility	6.95%	7.29%	21.58%
Dividend yield	1.83%	1.78%	1.79%

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

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

Off Balance Sheet Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Derivative instruments and hedging activities: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently.

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Acquisition Intangibles: Acquisition intangibles consist of core deposit and acquired customer relationship intangible assets arising from acquisitions. They are initially measured at fair value and then are amortized on an accelerated method with estimated useful lives of ten years. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – ACQUISITION

On April 1, 2002, the Company completed the acquisition of Grand Bank Financial Corporation (“GBFC”), a commercial bank headquartered in Grand Rapids, Michigan. Under the terms of this transaction, the Company acquired all of the outstanding stock of GBFC in exchange for approximately 2.5 million common shares. The value of the common shares issued was determined using the Company’s quoted market price per share at the time the terms of the acquisition agreement were agreed to and announced. Further, options to acquire GBFC stock were converted to options to acquire Company stock. The value of these options for purposes of determining the total cost to the Company for the acquisition was approximately $1.0 million. Accordingly, the total cost of the transaction considering common stock and converted options was approximately $40.8 million.

The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition was $23.9 million and is not being amortized. Intangible assets recorded for the acquisition that are subject to amortization were as follows in thousands of dollars as of December 31, 2003:

	Gross Amount	Accumulated Amortization

Core deposit intangible	$3,185	$659
Trust relationships	478	217

The amount of goodwill recorded in this transaction relative to the smaller amounts of identified intangible assets reflects that the value of GBFC related primarily to the foundation it provides to further build our presence in the Grand Rapids market. The value of this foundation lies with the GBFC workforce, their customer service orientation and their relationships within the community. The amount of the core deposits intangible asset recorded was small relative to the total purchase price and reflects that the GBFC deposit portfolio was weighted towards higher interest rate account types.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Both the core deposits and trust relationships intangibles are being amortized on an accelerated basis over a period of ten years. Amortization expense for the years ended December 31, 2003 and 2002 was $484,000 and $392,000. Estimated amortization expense for the next five years is as follows in thousands of dollars:

2004 2005 2006 2007 2008	$440 406 378 340 315

In conjunction with the acquisition, the fair values of significant assets and liabilities assumed were as follows as of April 1, 2002, stated in thousands of dollars:

Cash and cash equivalents	$ 21,390
Securities	11,070
Loans	246,344
Acquisition intangibles	27,578
Deposits	(246,060)
Other borrowings	(20,170)

The consolidated statements of income reflect the operating results of GBFC since the effective date of the acquisition. The following table presents pro forma information for year ended December 31 as if the acquisition of GBFC had occurred at the beginning of both 2002 and 2001. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, the elimination of acquisition related expenses, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

(Dollars in thousands, except per share data)

	Year Ended December 31, 2002	Year Ended December 31, 2001

	Proforma
Interest income	$60,780	$58,778
Interest expense	24,496	28,371

Net interest income	36,284	30,407
Provision for loan losses	3,694	2,755

Net interest income after provision	32,590	27,652
Noninterest income	8,336	7,149
Noninterest expense	26,107	23,733

Income before federal income tax	14,819	11,068
Federal income tax expense	4,865	3,530

Net income	$9,954	$7,538

Basic earnings per share	$1.19	$.99
Diluted earnings per share	$1.17	$.99

NOTE 3 – CASH AND DUE FROM BANKS

The Company was required to have $1,469,000 and $1,290,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2003 and 2002. These balances do not earn interest.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 4 — SECURITIES

The amortized cost and fair values of securities at year-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

Available for Sale 2003
U.S. Treasury securities and
obligations of U.S. Government
agencies	$74,804	$1,535	$(114)	$76,225
State and municipal bonds	30,088	945	(209)	30,824

	$104,892	$2,480	$(323)	$107,049

Held to Maturity 2003
State and municipal bonds	2,624	77	0	2,701

	$2,624	$77	$0	$2,701

Available for Sale 2002
U.S. Treasury securities and
obligations of U.S. Government
agencies	$67,747	$2,752	$(1)	$70,498
State and municipal bonds	15,050	611	(50)	15,611

	$82,797	$3,363	$(51)	$86,109

Held to Maturity 2002
U.S. Treasury securities and
obligations of U.S. Government
agencies	$1,369	$12	$0	$1,381
State and municipal bonds	2,692	79	(12)	2,759

	$4,061	$91	$(12)	$4,140

For unrealized losses on available for sale securities, no loss has been recognized into income because management has the intent and ability to hold these securities for the foreseeable future. The decline in fair value is expected to recover as the bonds approach their maturity date.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Contractual maturities of debt securities at December 31, 2003 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$0	$0	$7,164	$7,252
Due from one to five years	0	0	56,639	57,924
Due from five to ten years	580	582	18,508	19,083
Due after ten years	2,044	2,119	22,581	22,790

	$2,624	$2,701	$104,892	$107,049

There were no sales of securities for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003 and 2002, securities with a carrying value of approximately $1,000,000 and $3,052,000 were pledged as security for public deposits and for other purposes required or permitted by law. In addition, securities totaling $73,804,000 and $70,768,000 at December 31, 2003 and 2002 were used as collateral for advances from the Federal Home Loan Bank.

NOTE 5 — LOANS

Year-end loans were as follows (dollars in thousands):

	2003	2002

Commercial	$381,097	$341,370
Commercial mortgage	467,918	356,310
Residential mortgage	172,647	133,843
Consumer	135,445	129,515

	$1,157,107	$961,038

Activity in the allowance for loan losses was as follows (dollars in thousands):

	2003	2002	2001

Beginning balance	$13,472	$7,699	$5,854
Balances from GBFC acquisition	0	3,464	0
Provision for loan losses	4,105	3,321	2,285
Loans charged-off	(1,545)	(1,271)	(513)
Recoveries	61	259	73

Ending balance	$16,093	$13,472	$7,699

Impaired loans were as follows (dollars in thousands):

	2003	2002

Loans with no allocated allowance
for loan losses	$807	$0
Loans with allocated allowance for
loan losses	2,533	2,477

	$3,340	$2,477

Amount of the allowance for loan
losses allocated	$792	$883

	2003	2002	2001

Average of impaired loans during the period	$2,583	$2,594	$1,013
Interest income recognized during impairment	154	144	51
Cash-basis interest income recognized	117	162	62

Nonperforming loans were as follows:

	2003	2002

Loans past due over 90 days still on accrual	$2,308	$259
Nonaccrual loans	1,717	2,539

	$4,025	$2,798

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 6 — PREMISES AND EQUIPMENT — NET

Year-end premises and equipment were as follows (dollars in thousands):

	2003	2002

Land	$8,302	$5,410
Building	21,785	9,399
Leasehold improvements	1,801	1,870
Furniture and equipment	12,863	9,857
Construction in progress	2,551	6,224

	47,302	32,760
Less accumulated depreciation	(8,589)	(7,009)

	$38,713	$25,751

Depreciation expense was $2,301,000, $1,872,000 and $1,406,000 for each of the years ending December 31, 2003, 2002 and 2001.

The banks lease certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $586,000, $648,000 and $311,000 for each of the years ending December 31, 2003, 2002 and 2001. Future minimum rentals under noncancelable operating leases as of December 31, 2003 are as follows (dollars in thousands):

2004	$369
2005	244
2006	96
2007
2008	0
-

$709

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 7 — DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2003	2002

Noninterest-bearing demand	$139,557	$103,030
Money market	355,271	237,636
NOW and Super NOW	148,682	140,822
Savings	37,004	28,730
Certificates of deposit	428,885	410,655

	$1,109,399	$920,873

The following table depicts the maturity distribution of certificates of deposits at December 31, 2003 (dollars in thousands):

2004	$264,578
2005	120,767
2006	16,996
2007	18,897
2008	7,647
Thereafter	0

$428,885

The banks had approximately $272,492,000 and $257,516,000 in time certificates of deposit, which were in denominations of $100,000 or more at December 31, 2003 and 2002.

Brokered deposits totaled approximately $112,624,000 and $107,083,000 at December 31, 2003 and 2002. At December 31, 2003 and 2002, brokered deposits had interest rates ranging from 1.35% to 5.25% and 2.10% to 7.25%, respectively, and maturities ranging from one month to twenty-six months.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

December 31, 2003
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

Single maturity fixed rate advances
Putable advances
Short-term variable
Amortizable mortgage advances

December 31, 2002

Single maturity fixed rate advances
Putable advances
Short-term variable
Amortizable mortgage advances	$ 67,173 41,000 25,000 12,507 $145,680 $40,028 41,000 22,000 3,869 $106,897	January 2004 to January 2006
January 2005 to December 2010
May 2004 to July 2004
February 2004 to July 2018

March 2003 to November 2005
January 2005 to December 2010
May 2003 to June 2003
		July 2003 to January 2009	2.85% 5.98% 1.11% 3.98% 4.36% 5.98% 1.56% 5.43%

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $74,789,000 and $70,768,000 at December 31, 2003 and December 31, 2002, residential real estate loans totaling $95,530,000 under a blanket lien arrangement at December 31, 2002, and residential and commercial real estate loans totaling $598,214,000 under a blanket lien arrangement at December 31, 2003.

Maturities as of December 31, 2003 were as follows (in thousands):

2004	$84,643
2005	17,900
2006	200
2007	0
2008	1,174
Thereafter	41,763

$145,680

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 9 – OTHER BORROWINGS

The Company has a $10,000,000 credit facility to provide liquidity for the parent company and additional capital for the bank as necessary. There were no advances outstanding on this credit facility as of December 31, 2003. As of December 31, 2002, $4.5 million in advances were outstanding.

NOTE 10 – LONG-TERM DEBT

On July 15, 2003, $20.0 million of pooled trust preferred securities (“Preferred Securities”)were issued through a wholly-owned subsidiary grantor trust, Macatawa Statutory Trust I (the “Trust”). The Preferred Securities accrue and pay distributions quarterly at a specified rate as provided in the indenture, three-month LIBOR plus 3.05%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures which is July 15, 2033, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole or in part on or after July 15, 2008, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The initial interest rate on the Preferred Securities was 4.16%. The entire $20.0 million issuance qualified as Tier 1 capital for regulatory capital purposes. At December 31, 2003 the carrying value of the debentures was $19,655,000 net of unamortized debt issuance costs.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 11 — RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2003	2002

Beginning balance	$20,659	$14,215
Balances from Grand Bank acquisition	0	1,974
New loans and renewals	9,155	15,151
Repayments and renewals	(8,996)	(10,681)
Effect of changes in related parties	(8,443)	0

Ending balance	$12,375	$20,659

The primary cause for the change in related parties during 2003 was the merger of Grand Bank into Macatawa Bank on January 1, 2003 and the corresponding elimination of its board of directors. Deposits from principal officers, directors, and their affiliates at December 31, 2003 and 2002 were $5,451,239 and $5,758,107.

NOTE 12 — STOCK OPTIONS

Options to buy stock are granted to officers and employees under the Employee Stock Option Plan (the Employees’ Plan), which provides for issue of up to 546,000 options. Options are also granted to directors under the Directors’ Stock Option Plan (the Directors’ Plan), which provides for issuance of up to 154,190 options. In conjunction with the acquisition of Grand Bank Financial Corporation during the first quarter 2002, an additional 90,319 in options were authorized to exchange existing GBFC options outstanding. The exercise price is the market price at the date of grant for both plans. The maximum option term is ten years with options vesting over a one-year period for both the Employees’ Plan and the Directors’ Plan. The amount of options available for future grants is 255,781. A summary of the activity in the plans is as follows.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

	Options Outstanding	Weighted Average Exercise Price

Balance at January 1, 2001	183,384	$11.57
Granted	27,612	16.15
Exercised	(448)	9.16
Forfeited	(729)	10.39

Balance at December 31, 2001	209,819	12.18
Granted	110,026	18.39
GBFC Options exchanged	90,319	4.13
Exercised	(16,008)	5.78
Forfeited	(6,003)	18.74

Balance at December 31, 2002	388,153	12.23
Granted	132,418	24.48
Exercised	(84,629)	5.21
Forfeited	(3,143)	18.40

Balance at December 31, 2003	432,799	$17.31

Options outstanding at year-end 2003 were as follows.

	Outstanding			Exerciseable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$2.50-$5.00	381	3.5	$3.75	381	$3.75
$5.01-$10.00	72,575	4.4	8.79	72,575	8.79
$10.01-$15.00	103,961	5.5	13.37	103,961	13.37
$15.01-$20.00	123,988	8.4	18.02	123,988	18.02
$20.01-$25.00	43,894	9.2	20.69	-	-
$25.01-$27.00	88,000	9.9	26.40	-	-

Outstanding at year end	432,799	7.4	$17.31	300,905	$14.17

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 13 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees. Employees may elect to contribute to the plan from 1% to 15% of their salary subject to statutory limitations. The Company makes matching contributions equal to 100% of the first 3% of employee contributions. Effective July 1, 2002 the plan was amended to establish additional Company matching contributions equal to 50% of employee contributions in excess of 3% and up to 6%. The Company’s contribution for the years ended December 31, 2003 and 2002 were approximately $438,000 and $294,000.

The Company sponsors an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase Company stock on a quarterly basis. The Company has reserved 25,000 shares of common stock to be issued and purchased under the plan, however, the plan allows for shares to be purchased directly from the Company or on the open market.

Grand Bank had a defined benefit pension plan covering substantially all of its employees. This plan was curtailed in conjunction with the acquisition of Grand Bank effective April 1, 2002. Financial information regarding the plan was as follows subsequent to the acquisition and as of December 31, 2003 and 2002.

Benefit obligation at year-end	$(640,223)	$(833,060)
Fair value of plan assets at year-end	534,648	805,950

Funded status	$(105,575)	$(27,110)

Net benefit cost	$9,790	$(8,567)
Employer contributions	184,621	165,564
Benefits paid	408,768	521,581

The weighted average discount rate used in determining the actuarial present value of the benefit obligation was 6.0% for 2003 and 7.0% for 2002, and the weighted average expected return on plan assets was 6.0% for 2003 and 8.0% for 2002.

NOTE 14– EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share are as follows (dollars in thousands except per share data):

	2003	2002	2001

Basic earnings per share
Net income	$11,780	$9,513	$5,116

Weighted average common shares
outstanding	8,354,184	7,720,305	4,995,457

Basic earnings per share	$1.41	$1.23	$1.02

Diluted earnings per share
Net income	$11,780	$9,513	$5,116

Weighted average common shares
outstanding	8,354,184	7,720,305	4,995,457
Add: Dilutive effects of assumed
exercises of stock options	134,141	118,218	40,335

Weighted average common and
dilutive potential common
shares outstanding	8,488,325	7,838,523	5,035,792

Diluted earnings per share	$1.39	$1.21	$1.02

Stock options for 92,000, 40,950, and 25,389 shares of common stock were not considered in computing diluted earnings per share for December 31, 2003, 2002 and 2001 because they were antidilutive.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 15 — FEDERAL INCOME TAXES

The consolidated provision for income taxes was as follows (dollars in thousands):

	2003	2002	2001

Current	$6,363	$5,348	$3,139
Deferred benefit	(575)	(696)	(642)

	$5,788	$4,652	$2,497

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2003	2002	2001

Statutory rate	35%	34%	34%
Statutory rate applied to income before taxes	$6,149	$4,816	$2,588
Add (deduct)
Tax-exempt interest income	(337)	(187)	(90)
Other	(24)	23	(1)

	$5,788	$4,652	$2,497

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2003	2002

Deferred tax asset
Allowance for loan losses	$5,483	$4,364
Accrued expenses	186	321
Nonaccrual loan interest	31	22
Other	33	26

	5,733	4,733
Deferred tax liabilities
Depreciation	(473)	(401)
Purchase accounting adjustments	(1,236)	(1,031)
Unrealized gain on securities available for sale	(755)	(1,126)
Unrealized gain on derivative instruments	(339)	(338)
FHLB dividends	(117)	0
Accretion	(17)	(14)
Other	(48)	(20)

	(2,985)	(2,930)

Net deferred tax asset	$2,748	$1,803

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in the current and prior years which would be available to absorb the benefit, management has determined that no valuation allowance was required at December 31, 2003 or 2002.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 16 — COMMITMENTS AND OFF-BALANCE-SHEET RISK

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer’s performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally not obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk was as follows (dollars in thousands):

	December 31,
	2003	2002

Commitments to make loans	$96,608	$58,636
Unused lines of credit and letters of credit	354,187	307,595

Approximately 35% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates. The majority of the variable rate commitments noted above were tied to prime and expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime.

The Bank conducts substantially all of its business operations in western Michigan.

NOTE 17 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003 the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank. Trade Partners was involved in purchasing and selling interests in viaticals which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. In addition, in May 2003 a purported class action complaint was filed against the Company alleging that Grand Bank breached escrow agreements and its fiduciary duties with respect to the plaintiff’s investments secured by viaticals. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. Management believes the Company has strong defenses and will vigorously defend the cases.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Trade Partners is now in receivership. The receiver has been authorized to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank extended a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of December 31, 2003 no draws had yet been made on the line of credit.

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

NOTE 18 – HEDGING ACTIVITIES

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

The Company has entered into interest rate swap arrangements, all of which are classified as cash flow hedges, that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These interest rate swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2003 and 2002. It is anticipated that approximately $354,000 net of tax, of unrealized gains on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps at year-end follows (dollars in thousands).

	2003	2002

Notional amounts	$60,000	$20,000
Weighted average pay rates	4.00%	4.00%
Weighted average receive rates	6.64%	7.01%
Weighted average maturity	3.9 years	2.4 years
Unrealized gain related to interest rate swaps	$970	$993

NOTE 19 — REGULATORY MATTERS

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

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 19 — REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits; and if the Bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At December 31, 2003 and 2002, actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003
Total capital (to risk weighted assets)
Consolidated	$128,900	10.9%	$94,454	8.0%	$118,067	10.0%
Macatawa Bank	118,301	10.0	94,404	8.0	118,005	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	114,142	9.7	47,227	4.0	70,840	6.0
Macatawa Bank	103,550	8.8	47,202	4.0	70,803	6.0
Tier 1 capital (to average assets)
Consolidated	114,142	8.8	52,144	4.0	65,180	5.0
Macatawa Bank	103,550	8.0	52,040	4.0	65,049	5.0

December 31, 2002
Total capital (to risk weighted assets)

Consolidated	$97,449	9.9%	$78,860	8.0%	$98,576	10.0%
Macatawa Bank	71,618	10.0	57,197	8.0	71,496	10.0
Grand Bank	28,879	10.7	21,628	8.0	27,035	10.0

Tier 1 capital (to risk weighted assets)

Consolidated	85,127	8.6	39,430	4.0	59,145	6.0
Macatawa Bank	62,681	8.8	28,599	4.0	42,898	6.0
Grand Bank	21,000	7.8	10,814	4.0	16,221	6.0

Tier 1 capital (to average assets)

Consolidated	85,127	7.6	44,657	4.0	55,821	5.0
Macatawa Bank	62,681	7.7	32,628	4.0	40,785	5.0
Grand Bank	21,000	7.1	11,879	4.0	14,849	5.0

The Company and Macatawa Bank were categorized as well capitalized at December 31, 2003. Macatawa Bank and Grand Bank were categorized as well capitalized at December 31, 2002.

Banking regulations limit capital distributions. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2003 and 2002, approximately $23,536,000 and $10,947,000 was available to pay dividends to the holding company.

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 20 — FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end (dollars in thousands).

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$60,047	$60,047	$47,874	$47,874
Securities available for sale	107,049	107,049	86,109	86,109
Securities held to maturity	2,624	2,701	4,061	4,140
Federal Home Loan Bank stock	8,793	8,793	5,391	5,391
Loans held for sale	4,054	4,055	18,726	18,781
Loans, net	1,141,014	1,158,380	947,566	958,531
Interest rate swaps	970	970	993	993
Accrued interest receivable	5,095	5,095	4,411	4,411

Financial liabilities
Deposits	(1,109,399)	(1,121,532)	(920,873)	(928,180)
Other borrowings	(19,655)	(19,655)	(4,936)	(4,936)
Federal funds purchased	0	0	(20,000)	(20,000)
Federal Home Loan Bank
advances	(145,680)	(158,440)	(106,897)	(119,110)
Accrued interest payable	(2,283)	(2,283)	(2,858)	(2,858)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of interest rate swaps is based on market prices or dealer quotes.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 21 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2003	2002

ASSETS
Cash and cash equivalents	$9,633	$910
Investment in subsidiaries	132,768	112,996
Total loans	0	4,500
Other assets	151	105

Total assets	$142,552	$118,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Other borrowings	$0	$4,500
Long-term debt	20,619	0
Other liabilities	33	37

Total liabilities	20,652	4,537

Shareholders' equity
Common stock	114,568	105,201
Retained earnings	5,300	5,931
Accumulated other comprehensive income	2,032	2,842

Total shareholders' equity	121,900	113,974

Total liabilities and shareholders' equity	$142,552	$118,511

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 21 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

(Continued)

CONDENSED STATEMENTS OF INCOME

	2003	2002	2001

Income
Interest income	$76	$121	$0
Dividends from subsidiaries	0	1,000	625

Total income	76	1,121	625

Expense
Interest expense	514	120	0
Other expense	434	435	387

Total expense	948	555	387

Income (loss) before income tax and equity in
undistributed net income of subsidiaries	(872)	566	238

Equity in undistributed net income
of subsidiaries	12,350	8,799	4,746

Income before income tax	11,478	9,365	4,984

Federal income tax expense (benefit)	(302)	(148)	(132)

Net income	$11,780	$9,513	$5,116

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 21 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002	2001

Cash flows from operating activities
Net income	$11,780	$9,513	$5,116
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(12,350)	(8,799)	(4,746)
(Increase) decrease in other assets	(45)	91	(51)
Increase (decrease) in other liabilities	(5)	36	(2)

Net cash from operating activities	(620)	841	317

Cash flows from investing activities
Loan originations and payments	4,500	(4,500)	0
Investment in subsidiaries	(8,232)	(9,243)	(5,100)

Net cash from investing activities	(3,732)	(13,743)	(5,100)

Cash flows from financing activities
Other borrowings	(4,500)	4,500	(4,000)
Proceeds from issuance of long-term debt	20,619	0	0
Proceeds from issuance of common stock	441	93	23,681
Fractional shares purchased	(14)	(7)	(3)
Shares repurchased	0	(2,300)
Cash dividends paid	(3,471)	(2,485)	(1,307)

Net cash from financing activities	13,075	(199)	18,371

Net change in cash and cash equivalents	8,723	(13,101)	13,588

Cash and cash equivalents at beginning of year	910	14,011	423

Cash and cash equivalents at end of year	$9,633	$910	$14,011

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 22 — QUARTERLY FINANCIAL DATA

	Interest	Net Interest	Net	Earnings Per Share
	Income	Income	Income	Basic	Fully Diluted
	(Dollars in thousands except per share data)
2003
First quarter	$15,408	$9,608	$2,810	$0.34	$0.33
Second quarter	15,885	10,287	2,932	0.35	0.35
Third quarter	16,373	10,936	3,063	0.37	0.36
Fourth quarter	16,768	11,263	2,975	0.36	0.35

2002
First quarter	$10,522	$6,157	$1,514	$0.26	$0.26
Second quarter	15,000	8,814	2,350	0.28	0.28
Third quarter	15,810	9,474	2,735	0.33	0.32
Fourth quarter	15,918	9,902	2,915	0.35	0.35

Quarterly Stock Price Information

The Company’s common stock is quoted on the Nasdaq National Market under the symbol MCBC. High and low sales prices (as reported on the Nasdaq National Market) for each quarter for the years ended December 31, 2003 and 2002, are set forth in the table below. This information has been restated for the 5% stock dividend paid in May 2003 and the 4% stock dividend paid in May 2002.

	2003		2002

	High	Low	High	Low

First Quarter	$21.49	$18.57	$19.88	$17.27
Second Quarter	$24.74	$19.68	$20.70	$17.58
Third Quarter	$25.60	$22.25	$20.48	$16.19
Fourth Quarter	$29.35	$23.15	$19.86	$16.32

On February 25, 2004 there were approximately 814 owners of record and, in addition, approximately 5,367 beneficial owners of the Company’s common stock.

Quarterly cash dividends totaling $.26 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001. Quarterly cash dividends totaling $.32 were paid during 2002, and a 4% stock dividend was declared during the second quarter of 2002. Quarterly cash dividends totaling $.42 were paid during 2003, and a 5% stock dividend was declared during the second quarter of 2003.

Shareholder Information
Administrative Offices
10753 Macatawa Drive
Holland, MI 49424
616-820-1444

Annual Meeting
Amway Grand Plaza Hotel
Grand Rapids, MI 49503
Date: April 21, 2004
Time: 10:00 a.m.

Investor Relations and Form 10-K
Questions regarding corporate earnings releases,
Financial information, and other investor
data should be addressed to:
Macatawa Bank
10753 Macatawa Drive
Holland, MI 49424
616-820-1435
Forms 10-K, 10-Q and others can be accessed
through our Website at www.macatawabank.com	Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572
1.800.368.5948
E-mail Info@RTCo.com
Internet www.RTCO.com

General Counsel
Varnum, Riddering, Schmidt & Howlett LLP

Independent Auditor
Crowe Chizek and Company LLC

Online Information For the
most current News releases
and Macatawa Bank
Corporation financial
reports and product
information, visit our
Website at www.macatawabank.com

Exhibit 21 — Subsidiaries of Registrant

     Macatawa Bank — 100% owned
     Incorporated as a Michigan Banking Corporation
     10753 Macatawa Drive
     Holland, Michigan 49424

     Macatawa Investment Services, Inc. — 100% owned
     Incorporated as a Michigan corporation
     10753 Macatawa Drive
     Holland, Michigan 49424

     Macatawa Statutory Trust I – 100% owned
     Statutory Trust under the laws of the State of Connecticut
     10753 Macatawa Drive
     Holland, Michigan 49424

     Macatawa Bank Mortgage Company
     100% owned by Macatawa Bank
     Incorporated as a Michigan corporation
     10753 Macatawa Drive
     Holland, Michigan 49424

EXHIBIT 23

INDEPENDENT AUDITOR’S CONSENT

We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-53593, File No. 333-53595, File No. 333-94207, File No. 333-85288, File No. 333-88572 and File No. 333-88574) of our report dated January 23, 2004, on our audit of the Macatawa Bank Corporation consolidated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, which report is included in this Annual Report on Form 10-K.

/s/Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Grand Rapids, Michigan
March 9, 2004

EXHIBIT 31.1

Certification Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

        I, Benj. A Smith, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Macatawa Bank Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably liked to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: March 10, 2004	/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer

EXHIBIT 31.2

Certification Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

I, Jon W. Swets, certify that:

1.	I have reviewed this annual report on Form 10-K of Macatawa Bank Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably liked to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: March 10, 2004	/s/ Jon W. Swets Jon W. Swets Senior Vice President and Chief Financial Officer

EXHIBIT 32-1

Benj.     A. Smith III, Chief Executive Officer of Macatawa Bank Corporation, and Jon W. Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)        the Annual Report on Form 10-K for the year ended December 31, 2003 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

        (2)        the information contained in the Annual Report on Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: March 10, 2004	/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer /s/ Jon W. Swets Jon W. Swets Senior Vice President and Chief Financial Officer