Form 10-Q
period 2004-03-31
MACATAWA BANK CORP
filed 2004-05-10
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes [X] No [__]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [__]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,385,831 shares of the Company’s Common Stock (no par value) were outstanding as of May 5, 2004.

INDEX

Part I. Part II. Signatures

Financial Information:

Item 1.
Consolidated Financial Statements
Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk

Item 4.
Controls and Procedures

Other Information:

Item 1.
Legal Proceedings

Item 2.
Changes in Securities and Use of Proceeds

Item 3.
Defaults Upon Senior Securities

Item 4.
Submission of Matters to a Vote of Security Holders

Item 5.
Other Information

Item 6.
	Exhibits and Reports on Form 8-K	Page Number 3 9 17 22 24 25 26 26 26 26 26 27

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 (unaudited) and December 31, 2003

(dollars in thousands except share data)	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Cash and due from banks	$30,991	$41,633
Federal funds sold	---	18,414

Cash and cash equivalents	30,991	60,047

Securities available for sale	120,562	107,049
Securities held to maturity	2,621	2,624
Federal Home Loan Bank stock	8,898	8,793
Loans held for sale	4,365	4,054
Total loans	1,224,243	1,157,107
Allowance for loan losses	(16,958)	(16,093)

	1,207,285	1,141,014

Premises and equipment - net	39,894	38,713
Accrued interest receivable	5,404	5,095
Goodwill	23,915	23,915
Acquisition intangibles	2,669	2,787
Other assets	9,824	7,020

Total assets	$1,456,428	$1,401,111

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$123,940	$139,557
Interest-bearing	985,336	969,842

Total	1,109,276	1,109,399

Federal funds purchased	26,083	---
Federal Home Loan Bank advances	145,820	145,680
Long-term debt	41,238	19,655
Accrued expenses and other liabilities	9,148	4,477

Total liabilities	1,331,565	1,279,211

Shareholders' equity
Preferred stock, no par value, 500,000 shares
authorized; no shares issued and outstanding
Common stock, no par value, 20,000,000 shares
authorized; 8,384,720 shares and 8,370,073
issued and outstanding as of March 31, 2004 and
December 31, 2003, respectively	114,689	114,568
Retained earnings	7,130	5,300
Accumulated other comprehensive income	3,044	2,032

Total shareholders' equity	124,863	121,900

Total liabilities and shareholders' equity	$1,456,428	$1,401,111

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2004 and 2003
(unaudited)

(dollars in thousands except per share data)	Three Months ended March 31, 2004	Three Months ended March 31, 2003

Interest income	(unaudited)	(unaudited)
Loans, including fees	$15,994	$14,267
Securities	1,311	1,141

Total interest income	17,305	15,408

Interest expense
Deposits	4,404	4,627
Other	1,509	1,173

Total interest expense	5,913	5,800

Net interest income	11,392	9,608

Provision for loan losses	1,225	995

Net interest income after
provision for loan losses	10,167	8,613

Noninterest income
Service charges on deposit accounts	651	600
Loan production revenue	529	986
Trust fees	738	583
Other	380	137

Total noninterest income	2,298	2,306

Noninterest expense
Salaries and benefits	4,487	3,590
Occupancy	699	558
Furniture and equipment	677	594
Legal and professional fees	52	129
Advertising	286	201
Data processing	251	199
Supplies	143	132
Other	1,662	1,278

Total noninterest expenses	8,257	6,681

Income before federal income tax	4,208	4,238

Income tax expense	1,342	1,428

Net income	$2,866	$2,810

Basic earnings per share	$.33	$.32
Diluted earnings per share	$.32	$.32
Dividends per share	$.11	$.09

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Month Periods Ended March 31, 2004 and 2003

(unaudited)

(dollars in thousands)	Three Months ended March 31, 2004	Three Months ended March 31, 2003

	(unaudited)	(unaudited)
Net income	$2,866	$2,810
Other comprehensive income, net of tax:
Unrealized gains/(losses) on securities	478	(187)
Unrealized gains/(losses) on derivative instruments	534	(9)

Comprehensive income	$3,878	$2,614

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED  STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Month Periods Ended March 31, 2004 and 2003
(unaudited)

(dollars in thousands except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, January 1, 2003	$105,201	$5,931	$2,842	$113,974

Net income for three months ended
March 31, 2003		2,810		2,810

Other comprehensive income, net of tax:
Unrealized losses on securities			(187)	(187)
Unrealized losses on derivative instruments			(9)	(9)

Comprehensive income				2,614

Proceeds from exercise of 74,672 stock options	358			358

Cash dividends at $.09 per share		(793)		(793)

Balance, March 31, 2003	$105,559	$7,948	$2,646	$116,153

Balance, January 1, 2004	$114,568	$5,300	$2,032	$121,900

Net income for three months ended
March 31, 2004		2,866		2,866

Other comprehensive income, net of tax:
Unrealized gains on securities			478	478
Unrealized gains on derivative instruments			534	534

Comprehensive income				3,878

Proceeds from exercise of 14,647 stock options	121			121

Cash dividends at $.11 per share		(1,036)		(1,036)

Balance, March 31, 2004	$114,689	$7,130	$3,044	$124,863

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2004 and 2003
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,866	$2,810
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	763	712
Provision for loan losses	1,225	995
Gain on sales of loans	(529)	(986)
Origination of loans for sale	(35,362)	(86,527)
Proceeds from sales of loans originated for sale	35,580	93,931
Net change in:
Accrued interest receivable and other assets	(2,292)	3,521
Accrued expenses and other liabilities	4,126	(4,335)

Net cash from operating activities	6,377	10,121

Cash flows from investing activities
Loan originations and payments, net	(67,496)	(54,420)
Purchase of Federal Home Loan Bank Stock	(105)	---
Purchases of securities available for sale	(22,466)	(2,000)
Maturities and calls of securities available for sale	9,500	3,973
Principal paydowns on securities	173	1,158
Additions to premises and equipment	(1,807)	(5,371)

Net cash used in investing activities	(82,201)	(56,660)

Cash flows from financing activities
Net increase/(decrease) in deposits	(123)	44,694
Net increase/(decrease) increase in short term borrowings	26,083	(6,500)
Proceeds from Federal Home Loan Bank advances	25,000	---
Repayments of Federal Home Loan Bank advances	(24,860)	(4,617)
Proceeds from long-term debt and other borrowings	21,583	1,500
Cash dividends paid	(1,036)	(793)
Proceeds from sale of stock and exercises of options	121	358

Net cash from financing activities	46,768	34,642

Net change in cash and cash equivalents	(29,056)	(11,897)

Cash and cash equivalents at beginning of period	60,047	47,874

Cash and cash equivalents at end of period	$30,991	$35,977

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2004 and 2003
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Supplemental disclosures of cash flow information	(unaudited)	(unaudited)
Cash paid during the period for:
Interest	$6,140	$6,128
Income taxes	-	-

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2003 Annual Report containing financial statements for the year ended December 31, 2003.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend to be distributed on May 28, 2004, and the 5% stock dividend distributed on May 30, 2003.

Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the three month periods ended March 31, 2004 and 2003, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data). The pro forma effect may increase in the future if more options are granted.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net income as reported	$2,866	$2,810
Stock-based compensation cost, net of tax	(70)	(36)

Pro forma net income	2,796	2,774

Basic earnings per share as reported	.33	.32
Pro forma basic earnings per share	.32	.32

Diluted earnings per share as reported	.32	.32
Pro forma diluted earnings per share	.31	.31

NOTE 2 — PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Macatawa Bank and Macatawa Investment Services. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and, under FASB Interpretation No. 46, are not consolidated with the Company. Accordingly, the securities issued by these trusts are not reported as liabilities, however, the subordinated debentures issued by the Company and held by the trust are reported as liabilities under the caption “Long-term debt”.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

Under the new standard for certain liabilities and equity instruments, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity. Accordingly, the trust preferred securities issued by the Company on July 15, 2003 and March 18, 2004 were classified as liabilities for Generally Accepted Accounting Principles, and a component of capital for regulatory purposes, see Note 10.

NOTE 4 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2004 and March 31, 2003 are as follows (dollars in thousands except per share data):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Basic earnings per share
Net income	$2,866	$2,810

Weighted average common
shares outstanding	8,791,864	8,734,341

Basic earnings per share	$0.33	$0.32

Diluted earnings per share
Net income	$2,866	$2,810

Weighted average common
shares outstanding	8,791,864	8,734,341
Add: Dilutive effects of assumed
exercise of stock options	161,075	125,603

Weighted average common and
dilutive potential common
shares outstanding	8,952,939	8,859,944

Diluted earnings per share	$0.32	$0.32

There were no antidilutive shares for the three months ended March 31, 2004. Stock options for 42,115 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2003 because they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

March 31, 2004
Available for sale:
U.S. Treasury securities and obligations
of U. S. Government agencies	$83,116	$1,638	$(4)	$84,750
State and municipal bonds	34,553	1,346	(87)	35,812

	$117,669	$2,984	$(91)	$120,562

Held to maturity:
State and municipal bonds	$2,621	$185	---	$2,806

	$2,621	$185	---	$2,806

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

December 31, 2003
Available for sale:
U. S. Treasury securities and obligations
of U. S. Government agencies	$74,804	$1,535	$(114)	$76,225
State and municipal bonds	30,088	945	(209)	30,824

	$104,892	$2,480	$(323)	$107,049

Held to maturity:
State and municipal bonds	$2,624	$77	---	$2,701

	$2,624	$77	---	$2,701

Contractual maturities of debt securities at March 31, 2004 were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity Securities				Available for Sale Securities
	Amortized Cost		Fair Values		Amortized Cost	Fair Values

Due less than one year	$	---	$	---	$5,106	$5,199
Due one year to five years		---		---	60,603	61,803
Due five years to ten years		580		600	24,509	25,504
Due after ten years		2,041		2,206	27,451	28,056

Total		$2,621		$2,806	$117,669	$120,562

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LOANS

Loans were as follows (in thousands):

	March 31, 2004	December 31, 2003

Commercial	$329,841	$381,097
Commercial mortgage	563,767	467,918
Residential mortgage	189,899	172,647
Consumer	140,736	135,445

	1,224,243	1,157,107
Allowance for loan losses	(16,958)	(16,093)

	$1,207,285	$1,141,014

Activity in the allowance for loan losses was as follows (in thousands):

	Three months Ended March 31, 2004	Three months Ended March 31, 2003

Balance at beginning of period	$16,093	$13,472
Provision for loan losses	1,225	995
Charge-offs	(381)	(308)
Recoveries	21	4

Balance at end of period	$16,958	$14,163

NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003

Noninterest-bearing demand deposit accounts	$123,940	$139,557
Money market accounts	387,804	355,271
NOW and Super NOW accounts	148,980	148,682
Savings accounts	38,501	37,004
Certificates of deposit	410,051	428,885

	$1,109,276	$1,109,399

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):

March 31, 2004

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
Single maturity fixed rate advances	$72,901	April 2004 to April 2007	2.67%
Putable advances	41,000	January 2005 to December 2010	5.98%
Short-term variable	20,000	April 2004 to September 2004	1.34%
Amortizable mortgage advances	11,919	November 2004 to July 2018	3.90%

	$145,820

December 31, 2003

Single maturity fixed rate advances	$67,173	January 2004 to January 2006	2.85%
Putable advances	41,000	January 2005 to December 2010	5.98%
Short-term variable	25,000	May 2004 to July 2004	1.11%
Amortizable mortgage advances	12,507	February 2004 to July 2018	3.98%

	$145,680

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $82,297,000 and $74,789,000 at March 31, 2004 and December 31, 2003, and residential and commercial real estate loans totaling $687,828,000 and $598,214,000 under a blanket lien arrangement at March 31, 2004 and December 31, 2003, respectively.

Maturities as of March 31, 2004 were as follows (in thousands):

2004	$70,062
2005	17,900
2006	10,200
2007	5,000
2008	1,052
Thereafter	41,606

$145,820

(Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – HEDGING ACTIVITIES

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

The Company has entered into interest rate swap arrangements, all of which are classified as cash flow hedges, that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These interest rate swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2003 and the first three months of 2004. It is anticipated that approximately $509,000 net of tax, of unrealized gains on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	March 31, 2004	December 31, 2003

Notional amounts	$60,000	$60,000
Weighted average pay rates	4.00%	4.00%
Weighted average receive rates	6.64%	6.64%
Weighted average maturity	3.6 years	3.9 years
Unrealized gain related to interest rate swaps	$1,791	$970

NOTE 10 — REGULATORY MATTERS

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2004 and December 31, 2003, actual capital levels and minimum required levels for the Company and the Bank were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2004
Total capital (to risk weighted assets)
Consolidated	$151,757	12.2%	$99,766	8.0%	$124,708	10.0%
Macatawa Bank	125,351	10.1	99,572	8.0	124,465	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	128,169	10.3	49,883	4.0	74,825	6.0
Macatawa Bank	109,793	8.8	49,786	4.0	74,679	6.0
Tier 1 capital (to average assets)
Consolidated	128,169	9.3	55,393	4.0	69,241	5.0
Macatawa Bank	109,793	8.0	55,227	4.0	69,034	5.0
December 31, 2003
Total capital (to risk weighted assets)
Consolidated	$128,900	10.9%	$94,454	8.0%	$118,067	10.0%
Macatawa Bank	118,301	10.0	94,404	8.0	118,005	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	114,142	9.7	47,227	4.0	70,840	6.0
Macatawa Bank	103,550	8.8	47,202	4.0	70,803	6.0
Tier 1 capital (to average assets)
Consolidated	114,142	8.8	52,144	4.0	65,180	5.0
Macatawa Bank	103,550	8.0	52,040	4.0	65,049	5.0

Macatawa Bank was categorized as well capitalized at March 31, 2004.

On March 18, 2004 the Company issued $20.0 million of pooled trust preferred securities (“Preferred Securities”) through one issuance by a wholly-owned subsidiary grantor trust, Macatawa Statutory Trust II (the “Trust”). This was in addition to the $20.0 million of pooled trust preferred securities previously issued in July, 2003. The Preferred Securities accrue and pay distributions quarterly at a specified rate as provided in the indenture, three-month LIBOR plus 2.75%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures which is March 18, 2034, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole or in part on or after March 18, 2009, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The initial interest rate on the Preferred Securities was 3.86%. Approximately $12.0 million of the $20.0 million issuance qualified as Tier 1 capital for regulatory capital purposes.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – CONTINGENCIES

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

Trade Partners is now in receivership. The receiver has been authorized to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank extended a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of March 31, 2004 no draws had yet been made on the line of credit.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, Management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. One carrier has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity.

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

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc.; and two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. On April 1, 2002 Macatawa Bank Corporation acquired Grand Bank Financial Corporation (“GBFC”) and its wholly owned banking subsidiary, Grand Bank. Its results are included in the consolidated statements of income since this effective date. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. To achieve further synergies from the Grand Bank acquisition, the Company merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-one branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various services including discount brokerage, personal financial planning, and consultation regarding mutual funds and annuities. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see Note 2 to the Consolidated Financial Statements. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November 1997. We first became profitable in 1999 and have increased earnings each year since then with 2003 net income reaching $11.8 million. Since our inception in 1997 we have raised approximately $100.6 million in capital through private and public common stock offerings and trust preferred offerings to facilitate our growth and progress over these years. In conjunction with the acquisition of GBFC we issued 2,472,000 shares of common stock in exchange for all of the outstanding stock of GBFC.

We believe that growth in core deposits is key to our long-term success and is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through this expanding branch network and our high service quality standards. Since our inception in 1997, core deposits have increased between $100 million and $200 million each year.

The West Michigan markets within which we operate are growing markets. Because of their growth and our ability to provide highly personalized service, these markets have provided significant expansion opportunities for us. In addition, acquisitions of banks within our markets by large banking institutions headquartered far away have provided us additional opportunity to gain market share. Grand Rapids is the largest market within West Michigan. It is also where we hold the lowest percent share of the market relative to the other markets within which we operate, and therefore we believe presents great opportunity. With our foundation now established in Grand Rapids, further expansion here will remain a high priority. We opened our new branch on the northwest side of the city during the first quarter, bringing our total number of branches in the greater Grand Rapids area to eight. We plan to open at least two more branches in this area within the next year. Also, we enjoy continuing success in the Holland/Zeeland area in building new and existing relationships, and our entrance into the Grand Haven market during the third quarter of 2003 has produced excellent growth results. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

Financial Condition

Our total assets were $1.46 billion at March 31, 2004, an increase of $55.3 million as compared to $1.40 billion at December 31, 2003. We believe the continued strong asset growth reflects the acceptance of our community banking philosophy in the growing communities we serve. Our asset growth consists primarily of growth in our loan portfolio as we continue to attract new loan customers despite the strong competition from other locally based community banks and larger regional banks.

Our total portfolio loans at March 31, 2004 were $1.22 billion, an increase of $67.1 million as compared to $1.16 billion at December 31, 2003. Most of the growth was in commercial and commercial real estate loans. Commercial and commercial real estate loans accounted for approximately 73% of the total loan portfolio at March 31, 2004 and at December 31, 2003. Consumer loans comprised 11% of the portfolio, while residential mortgage loans were 16% of total loans at March 31, 2004.

The allowance for loan losses as of March 31, 2004 was $17.0 million, or 1.39% of total portfolio loans, compared to $16.1 million, or 1.39% of total loans at December 31, 2003. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, formula allowance for graded loans, and general allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance was $989,000 at March 31, 2004 and $792,000 at December 31, 2003.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our loss experience, the banking industry’s historical loan loss experience, and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $14.2 million at March 31, 2004 and $13.4 million at December 31, 2003.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.4 million at March 31, 2004 and $1.6 million at December 31, 2003.

During the three months ended March 31, 2004 the allowance for loan losses increased by $865,000 due to continuing growth in the commercial loan portfolio causing an increase in the formula allowance. Asset quality improved during this period with the ratio of nonperforming loans to total loans of .25% at March 31, 2004, down from .35% at December 31, 2003. The continued increase in the allowance was deemed necessary, despite the stability in nonperforming loans to total loans, given the growth in loans, the unseasoned nature of our portfolio and the still soft, although improving, economic conditions both on a national basis and locally.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	March 31, 2004	December 31, 2003

Nonaccrual loans	$3,016	$1,717
Loans 90 days past due and still accruing	31	2,308

Total nonperforming loans	$3,047	$4,025

Foreclosed assets	464	464
Repossessed assets	146	4

Total nonperforming assets	$3,657	$4,493

Nonperforming loans to total loans	0.25%	0.35%
Nonperforming assets to total assets	0.25%	0.32%

Net charge-offs for the three months ended March 31, 2004 totaled $360,000 as compared to $304,000 for the same period in 2003. Although the amount of net charge-offs was slightly higher, our credit losses on loans continue to be low relative to comparable banks. However, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established. Given the newness of the portfolios and current economic uncertainty, in our judgment, we have provided adequate allowances for loan losses, although there can be no assurance that the allowance for losses on loans will be adequate to cover all losses.

Total deposits remained stable at $1.11 billion at March 31, 2004 compared to $1.11 billion at December 31, 2003. However, categories of deposit accounts within the total experienced fluctuations during the quarter. Core deposits in total, which include noninterest-bearing and interest-bearing demand deposits, money markets, savings, and certificates of deposit accounts grew by $18.2 million during the three months ended March 31, 2004 reaching $1.02 billion. This growth in core deposits was substantially a result of our focus on quality customer service, the desire of customers to deal with a local bank, and convenient accessibility through our growing branch network . Also, during the first quarter over 5,000 new checking accounts were opened, which was more than double that of the first quarter of the prior year. It is expected that, as these new accounts develop into more full relationships, they will further contribute to deposit growth. Because of growth in core deposits, we were able to reduce brokered deposits, or out-of-market deposits, by $18.4 million during the three months ended March 31, 2004.

Results of Operations

Net income for the quarter ended March 31, 2004 was $2.9 million compared to first quarter 2003 net income of $2.8 million. Diluted earnings per share for the first quarter of 2004 and 2003 were $.32.

Net interest income for the first quarter of 2004 totaled $11.4 million, a 19% increase as compared to $9.6 million for the comparable period in 2003. The net interest income growth was driven primarily by growth in our earning assets, which grew by 20% or $241.2 million from an average of $1.12 billion for the first quarter of 2003 to an average of $1.36 billion for the first quarter of 2004. A slight decrease in net interest margin, which was 3.49% for the first quarter of 2004 compared to 3.54% for the same quarter of the prior year, offset some of the effect of growth in earning assets. Although there were various offsetting factors contributing to the fluctuation in net interest margin, the primary cause for the reduction over this time period was the low level of short-term interest rates combined with the low likelihood of their increase. As a result, customers preferred variable rate loans. Approximately 87% of the growth in portfolio loans during the first quarter of 2004 was in variable rate loans. This preference continued to cause a loan portfolio mix shift from fixed rates to variable rates, thereby reducing the overall yield on loans. Partially offsetting the downward impact on net interest margin from the loan portfolio mix shift was a favorable mix shift in the deposit portfolio. From the first quarter of 2003 to the first quarter of 2004 deposit balances shifted from the higher costing time deposits and IRA’s to the lower costing demand and money market accounts. Time deposits and IRA’s represented 38% of the deposit portfolio for the first quarter of 2004, which was down from 46% for the first quarter of 2003.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. However, net interest margin is not expected to increase until loan customer preferences turn more towards fixed rate products or short-term interest rates begin to rise. Interest rate swaps as discussed in Note 9 to the consolidated financial statements have also mitigated some of the decline in net interest margin.

The following table shows an analysis of net interest margin for the three-month periods ending March 31, 2004 and 2003.

	For the three months ended March 31,

	2004			2003

	Average Balance	Interest Earned Or paid	Average Yield or cost	Average Balance	Interest Earned Or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$74,234	$820	4.41%	$68,518	$850	4.95%
Tax-exempt securities (1)	34,868	374	6.67%	17,742	204	7.12%
Loans	1,193,528	15,994	5.32%	1,000,002	14,267	5.72%
Fed funds sold	2,709	6	0.94%	3,363	10	1.17%
Federal Home Loan Bank stock	8,869	111	4.96%	5,399	77	5.74%

Total interest earning assets	1,314,208	17,305	5.29%	1,095,024	15,408	5.68%
Noninterest earning assets
Cash and due from banks	29,505			30,805
Other	66,758			56,679

Total assets	$1,410,471			$1,182,508

Liabilities
NOWs and MMDAs	$524,204	1,369	1.05%	$381,412	1,069	1.14%
Savings	36,995	21	0.23%	29,101	37	0.51%
IRAs	26,428	220	3.36%	24,642	239	3.94%
Time deposits	395,253	2,794	2.84%	407,027	3,282	3.27%
Fed funds borrowed	21,130	66	1.24%	8,953	32	1.41%
Other borrowings	154,314	1,443	3.69%	111,322	1,141	4.10%

Total interest bearing liabilities	1,158,324	5,913	2.04%	962,457	5,800	2.44%
Noninterest bearing liabilities
Noninterest bearing demand accounts	121,870			97,417
Other noninterest bearing liabilities .	7,038			6,757
Shareholders' equity	123,239			115,877

Total liabilities and shareholders' equity	$1,410,471			$1,182,508

Net interest income		$11,392			$9,608

Net interest spread			3.25%			3.24%
Net interest margin			3.49%			3.54%
Ratio of average interest earning assets to
Average interest bearing liabilities	113.46%			113.77%

(1) Yield adjusted to fully tax equivalent

The provision for loan losses for the three month period ended March 31, 2004 was $1,225,000 as compared to $995,000 for the same period in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the earlier discussion under Financial Condition.

Noninterest income for the three month period ended March 31, 2004 was $2.3 million, virtually unchanged from the first quarter of the prior year. Although loan production revenue decreased by $457,000 from last year’s first quarter, other noninterest income sources made up the difference. The largest component increase in noninterest income was in trust fees which grew by $155,000 due to growth in new relationships and market value increases of underlying trust assets. Macatawa Investment Services gained momentum as its revenues from sales of mutual funds and annuities increased by $73,000 which contributed to the increase in other noninterest income. Loan production revenue, including gains on sales of mortgage loans and fees for originating loans funded by other institutions, decreased compared to the prior year first quarter due to the rise in long-term rates leading into the first quarter of this year. The rate increase slowed mortgage refinance volume, which in turn decreased the level of revenue produced from these activities.

Noninterest expense totaled $8.3 million for the three month period ended March 31, 2004 as compared to $6.7 million for the same period in the prior year. Salaries and benefits increased by $897,000 comprising most of the increase in non-interest expenses. Our growth has required additional staff in various areas including new branches, lending departments, and operations which are all necessary to support increased customer activity. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Occupancy as well as furniture and equipment expense have increased along with our branch expansion, which included six new locations since the first quarter of 2003, and partially due to the new corporate headquarters, which we moved into during the second quarter of 2003. The decrease in legal and professional fees reflects a partial reimbursement from our insurance carrier of legal fees associated with Trade Partners. For further information regarding litigation related to Trade Partners, please refer to Part II of this form, Item 1 – Legal Proceedings.

Liquidity and Capital Resources

At March 31, 2004, our Tier I Capital as a percent of average assets was 9.3% and our total capital to risk-weighted assets was 12.2%, as compared to 8.8% and 10.9% respectively at December 31, 2003. The increase in these ratios reflects our issuance of trust preferred securities during the first quarter. On March 18, 2004 we raised additional regulatory capital by participating in a pooled trust preferred security issuance in the amount of $20.0 million. Of this $20.0 million, approximately $12.0 million qualified as Tier 1 capital with the remaining qualifying as Tier 2 capital. We expect that this additional regulatory capital will support growth in assets into 2007. For more information regarding the trust preferred securities, please refer to Note 10 of the Notes to Consolidated Financial Statements.

We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. The increases in dividends were made possible by increases in earnings. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On April 21, 2004 we announced our fourth consecutive annual stock dividend, set at 5%, which will be paid on May 28, 2004 to shareholders of record as of May 12, 2004. All per share and average share information in this report has been adjusted to reflect the effect of this dividend.

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

Forward Looking Statements

This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses, statements concerning future profitability or future growth or increases, and statements about the adequacy of our capital resources are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

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

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of March 31, 2004.

	>3 Months	3-12 Months	1-5 Years	Over 5 Years	Total
Assets:
Fixed rate loans	$36,611	$56,891	$263,018	$50,678	$407,198
Variable rate loans	773,565	3,394	34,760	5,326	817,045
Taxable securities	2,012	3,187	61,803	17,748	84,750
Tax-exempt securities	---	---	---	38,433	38,433
Other securities	---	---	---	8,898	8,898
Loan Loss Reserve	---	---	---	---	(16,958)
Cash & due from banks	---	---	---	---	30,991
Acquisition intangibles	---	---	---	---	26,584
Loans held for sale	---	---	---	---	4,365
Fixed assets	---	---	---	---	39,894
Other assets	---	---	---	---	15,228

Total	$812,188	$63,472	$359,581	$121,083	$1,456,428

Liabilities:
Time deposits $100,000 and over	$61,809	$110,955	$80,121	---	$252,885
Time deposits under $100,000	27,091	55,771	47,487	---	130,349
Other borrowings	73,156	34,262	23,485	$82,238	213,141
Savings & IRAs	42,163	6,473	16,683	--	65,319
NOW & money market accounts	536,784	---	---	--	536,784
Non-Interest Bearing Deposits	---	---	---	--	123,940
Other Liabilities & Equity	---	---	---	--	134,010

Total	$741,003	$207,461	$167,776	$82,238	$1,456,428

Period interest rate gap:	71,185	(143,989)	191,805	38,845
Cumulative interest rate gap:	71,185	(72,804)	119,001	157,846
Cumulative interest rate gap
to total assets	4.89%	(5.00)%	8.17%	10.84%
Rate sensitive assets to rate
Sensitive liabilities	1.10	0.31	2.14	1.47
Cumulative rate sensitive assets to
Rate sensitive liabilities	1.10	0.92	1.11	1.13

The above table shows that total assets maturing or repricing within three months exceeded liabilities maturing within the same time period by $71.2 million indicating that we are asset sensitive in this time horizon. Offsetting the asset sensitivity in this time horizon, the interest rate swaps discussed in Note 9 of the Consolidated Financial Statements are not reflected in the table above, and have the effect of converting $60.0 million in variable rate loans repricing in less than three months into fixed rate loans repricing in one to five years.

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

The following table shows the suggested impact on net interest income over the next twelve months, and the Economic Value of Equity based on our balance sheet as of March 31, 2004 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$118,737	(5.10)%	$53,413	9.35%
Interest rates up 100 basis points	123,036	(1.66)	51,108	4.63
No change in interest rates	125,117	-	48,845	-
Interest rates down 100 basis points	125,324	0.17	45,682	(6.48)
Interest rates down 200 basis points	131,080	4.77	41,070	(15.92)

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. In April 2004, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $14.9 million, and had claims pending for an additional $1.4 million. He reported at the same time that he had paid premiums on the portfolio totaling approximately $5.2 million since the inception of the receivership. As of April 15, 2004, the receiver reported cash on hand in excess of $8,500,000. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments.

In addition, on July 1, 2003, the United States District Court for the Western District of Michigan authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank has agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of March 31, 2004 no draws had yet been made on the line of credit.

In June 2004 the receiver is to propose a plan of distribution of the assets of Trade Partners. We understand that the receiver is presently investigating a sale of the portfolio of insurance policies, but we do not know whether such a sale will take place or what the terms of any such sale would be. We do not know the amount of distributions the receiver may propose to make to investors, or when such distributions might begin.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, Management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. One carrier has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity.

As the date hereof, except as disclosed above there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Securities Holders. None

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits –

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K

The Company filed a Form 8-K Item 12 disclosure dated January 19, 2004 containing a press release announcing the fourth quarter 2003 earnings.

27

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: May 6, 2004

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 6, 2004	/s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chief Executive Officer

EXHIBIT 31.2

I, Jon W. Swets, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macatawa Bank Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 6, 2004	/s/ Jon W. Swets —————————————— Jon W. Swets Chief Financial Officer

EXHIBIT 32.1

Benj.	A. Smith III, Chief Executive Officer of Macatawa Bank Corporation and Jon W. Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: May 6, 2004

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)