Form 10-Q
period 2004-06-30
MACATAWA BANK CORP
filed 2004-08-06
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25927

MACATAWA BANK CORPORATION
(Exact name of issuer as specified in its charter)

Michigan (State of other jurisdiction incorporation or organization)	38-3391345 of (I.R.S. Employer Identification No.)
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
Yes [X] No [__]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,808,196 shares of the Company’s Common Stock (no par value) were outstanding as of August 4, 2004.

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

Item 5.
Other Information

Item 6.
	Exhibits and Reports on Form 8-K	Page Number 3 9 17 24 27 27 28 28 28 28 29 30

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 (unaudited) and December 31, 2003

(dollars in thousands except share data)	June 30, 2004	December 31, 2003

ASSETS
Cash and due from banks	$35,161	$41,633
Federal funds sold	-	18,414

Cash and cash equivalents	35,161	60,047

Securities available for sale	125,885	107,049
Securities held to maturity	2,556	2,624
Federal Home Loan Bank stock	9,687	8,793
Loans held for sale	1,910	4,054
Total loans	1,288,461	1,157,107
Allowance for loan losses	(17,907)	(16,093)

	1,270,554	1,141,014

Premises and equipment - net	41,553	38,713
Accrued interest receivable	5,785	5,095
Goodwill	23,915	23,915
Acquisition intangibles	2,562	2,787
Other assets	6,409	7,020

Total assets	$1,525,977	$1,401,111

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$143,351	$139,557
Interest-bearing	1,007,996	969,842

Total	1,151,347	1,109,399

Federal funds purchased	30,231	-
Federal Home Loan Bank advances	177,747	145,680
Long-term debt	41,238	19,655
Accrued expenses and other liabilities	2,824	4,477

Total liabilities	1,403,387	1,279,211

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 20,000,000 shares authorized;
8,808,983 shares and 8,370,073 issued and outstanding as of
June 30, 2004 and December 31, 2003, respectively	124,088	114,568
Retained earnings	93	5,300
Accumulated other comprehensive income	(1,591)	2,032

Total shareholders' equity	122,590	121,900

Total liabilities and shareholders' equity	$1,525,977	$1,401,111

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2004 and 2003
(unaudited)

(dollars in thousands except per share data)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Interest income
Loans, including fees	$17,241	$14,766	$33,235	$29,033
Securities	1,395	1,119	2,706	2,260

Total interest income	18,636	15,885	35,941	31,293

Interest expense
Deposits	4,229	4,397	8,634	9,024
Other	1,837	1,201	3,346	2,374

Total interest expense	6,066	5,598	11,980	11,398

Net interest income	12,570	10,287	23,961	19,895

Provision for loan losses	1,440	870	2,665	1,865

Net interest income after
provision for loan losses	11,130	9,417	21,296	18,030

Noninterest income
Service charges on deposit accounts	729	652	1,380	1,252
Loan production revenue	748	973	1,277	1,959
Trust fees	832	603	1,570	1,186
Other	442	173	822	310

Total noninterest income	2,751	2,401	5,049	4,707

Noninterest expense
Salaries and benefits	4,848	4,109	9,335	7,699
Occupancy	640	516	1,338	1,074
Furniture and equipment	730	641	1,407	1,235
Legal and professional fees	262	168	314	297
Advertising	287	256	573	459
Data processing	246	186	497	385
Supplies	126	143	269	276
Other	1,794	1,404	3,456	2,678

Total noninterest expenses	8,933	7,423	17,189	14,103

Income before federal income tax	4,948	4,395	9,156	8,634

Income tax expense	1,602	1,463	2,944	2,891

Net income	$3,346	$2,932	$6,212	$5,743

Basic earnings per share	.38	.33	.71	.66
Diluted earnings per share	.37	.33	.69	.65
Dividends per share	.12	.10	.23	.19

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2004 and 2003
(unaudited)

(dollars in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net income	$3,346	$2,932	$6,212	$5,743
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on
securities	(2,979)	438	(2,501)	252
Net unrealized gains/(losses) on
derivative instruments	(1,656)	14	(1,122)	5

Comprehensive income	$(1,289)	$3,384	$2,589	$6,000

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Periods Ended June 30, 2004 and 2003
(unaudited)

(dollars in thousands except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, January 1, 2003	$105,201	$5,931	$2,842	$113,974

Net income for six months ended June 30,
2003		5,743		5,743

Other comprehensive income, net of tax:
Net unrealized gains on securities			252	252
Net unrealized gains on derivative
instruments			5	5

Comprehensive income				6,000

Issued 74,672 shares for stock option
exercises	358			358

Issued 397,664 shares in payment of 5%
stock dividend	8,927	(8,941)		(14)

Cash dividends at $.19 per share		(1,630)		(1,630)

Balance, June 30, 2003	$114,486	$1,103	$3,099	$118,688

Balance, January 1, 2004	$114,568	$5,300	$2,032	$121,900

Net income for six months ended
June 30, 2004		6,212		6,212

Other comprehensive income, net of tax:
Net unrealized losses on securities			(2,501)	(2,501)
Net unrealized losses on derivative
instruments			(1,122)	(1,122)

Comprehensive income				2,589

Issued 20,647 shares for stock option
exercises (net of 2,661 shares
exchanged)	190			190

Issued 418,263 shares in payment of 5%
stock dividend	9,330	(9,355)		(25)

Cash dividends at $.23 per share		(2,064)		(2,064)

Balance, June 30, 2004	$124,088	$93	$(1,591)	$122,590

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2004 and 2003
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Cash flows from operating activities
Net income	$6,212	$5,743
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	1,517	1,550
Provision for loan losses	2,665	1,865
Gain on sales of loans	(1,277)	(1,959)
Origination of loans for sale	(81,167)	(175,573)
Proceeds from sales of loans originated for sale	84,588	176,113
Net change in:
Accrued interest receivable and other assets	(1,805)	3,382
Accrued expenses and other liabilities	299	(3,562)

Net cash from operating activities	11,032	7,559

Cash flows from investing activities
Loan originations and payments, net	(132,205)	(78,084)
Purchase of Federal Home Loan Bank Stock	(894)	(1,577)
Purchases of securities available for sale	(41,439)	(16,290)
Maturities and calls of securities available for sale	18,505	10,069
Principal paydowns on securities	286	1,951
Additions to premises and equipment	(4,101)	(9,812)

Net cash used in investing activities	(159,848)	(93,743)

Cash flows from financing activities
Net increase in deposits	41,948	52,066
Net increase in short term borrowings	30,231	3,000
Proceeds from Federal Home Loan Bank advances	94,000	40,000
Repayments of Federal Home Loan Bank advances	(61,933)	(17,544)
Proceeds from long-term debt and other borrowings	21,583	2,355
Cash dividends paid	(2,089)	(1,644)
Proceeds from exercise of stock options	190	358

Net cash from financing activities	123,930	78,591

Net change in cash and cash equivalents	(24,886)	(7,593)

Cash and cash equivalents at beginning of period	60,047	47,874

Cash and cash equivalents at end of period	$35,161	$40,281

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Six Month Periods Ended June 30, 2004 and 2003
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12,060	$11,642
Income taxes	$3,325	$3,500

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2003 Annual Report containing financial statements for the year ended December 31, 2003.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividends distributed on May 28, 2004 and May 30, 2003.

Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the three and six month periods ended June 30, 2004 and 2003, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data). The pro forma effect may increase in the future if more options are granted.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net income as reported	$3,346	$2,932	$6,212	$5,743
Stock-based compensation cost, net of tax	(59)	(47)	(129)	(83)

Pro forma net income	$3,287	$2,885	$6,083	$5,660

Basic earnings per share as reported	.38	.33	.71	.66
Pro forma basic earnings per share	.37	.33	.69	.65

Diluted earnings per share as reported	.37	.33	.69	.65
Pro forma diluted earnings per share	.37	.32	.68	.64

NOTE 2 — PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Macatawa Bank and Macatawa Investment Services. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and, under FASB Interpretation No. 46, are not consolidated with the Company. Accordingly, the securities issued by these trusts are not reported as liabilities; however, the subordinated debentures issued by the Company and held by the trust are reported as liabilities under the caption “Long-term debt”.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

Under the new standard for certain liabilities and equity instruments, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity. Accordingly, the trust preferred securities issued by the Company on July 15, 2003 and March 18, 2004 were classified as liabilities for Generally Accepted Accounting Principles, and as a component of capital for regulatory purposes, see Note 10.

NOTE 4 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2004 and June 30, 2003 are as follows (dollars in thousands except per share data):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Basic earnings per share
Net income	$3,346	$2,932	$6,212	$5,743

Weighted average common
shares outstanding	8,804,830	8,782,030	8,796,986	8,758,317

Basic earnings per share	$0.38	$0.33	$0.71	$0.66

Diluted earnings per share
Net income	$3,346	$2,932	$6,212	$5,743

Weighted average common
shares outstanding	8,804,830	8,782,030	8,796,986	8,758,317
Add: Dilutive effects of assumed
exercise of stock options	153,146	127,464	155,230	127,136

Weighted average common and
dilutive potential common
shares outstanding	8,957,976	8,909,494	8,952,216	8,885,453

Diluted earnings per share	$0.37	$0.33	$0.69	$0.65

There were no antidilutive shares for the three and six month periods ended June 30, 2004 and 2003.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

June 30, 2004
Available for sale:
U.S. Treasury securities and obligations
Of U. S. Government agencies	$89,534	$501	$(1,250)	$88,785
State and municipal bonds	38,042	401	(1,343)	37,100

	$127,576	$902	$(2,593)	$125,885

Held to maturity:
State and municipal bonds	$2,556	$83	$(12)	$2,627

	$2,556	$83	$(12)	$2,627

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

December 31, 2003
Available for sale:
U. S. Treasury securities and obligations
Of U. S. Government agencies	$74,804	$1,535	$(114)	$76,225
State and municipal bonds	30,088	945	(209)	30,824

	$104,892	$2,480	$(323)	$107,049

Held to maturity:
State and municipal bonds	$2,624	$77	---	$2,701

	$2,624	$77	---	$2,701

Contractual maturities of debt securities at June 30, 2004 were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Fair Values	Amortized Cost	Fair Values

Due less than one year	---	---	$3,085	$3,125
Due one year to five years	---	---	75,570	74,961
Due five years to ten years	517	505	20,590	20,705
Due after ten years	2,039	2,122	28,331	27,094

Total	$2,556	$2,627	$127,576	$125,885

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – LOANS

Loans were as follows (in thousands):

	June 30, 2004	December 31, 2003

Commercial	$340,864	$381,097
Commercial mortgage	594,602	467,918
Residential mortgage	203,496	172,647
Consumer	149,499	135,445

	1,288,461	1,157,107
Allowance for loan losses	(17,907)	(16,093)

	$1,270,554	$1,141,014

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Balance at beginning of period	$16,958	$14,163	$16,093	$13,472
Provision for loan losses .	1,440	870	2,665	1,865
Charge-offs	(565)	(548)	(946)	(856)
Recoveries	74	28	95	32

Balance at end of period	$17,907	$14,513	$17,907	$14,513

NOTE 7 - DEPOSITS.

Deposits are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003

Noninterest-bearing demand deposit accounts	$143,351	$139,557
Money market accounts	399,183	355,271
NOW and Super NOW accounts	151,245	148,682
Savings accounts	39,368	37,004
Certificates of deposit	418,200	428,885

	$1,151,347	$1,109,399

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):

June 30, 2004 Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

Single maturity fixed rate advances	$74,828	July 2004 to June 2007	2.69%
Putable advances	41,000	January 2005 to December 2010	5.98%
Short-term variable	50,000	September 2004 to October 2004	1.61%
Amortizable mortgage advances	11,919	November 2004 to July 2018	3.90%

	$177,747

December 31, 2003

Single maturity fixed rate advances	$67,173	January 2004 to January 2006	2.85%
Putable advances	41,000	January 2005 to December 2010	5.98%
Short-term variable	25,000	May 2004 to July 2004	1.11%
Amortizable mortgage advances	12,507	February 2004 to July 2018	3.98%

	$145,680

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $85,624,000 and $74,789,000 at June 30, 2004 and December 31, 2003, and residential and commercial real estate loans totaling $720,806,000 and $598,214,000 under a blanket lien arrangement at June 30, 2004 and December 31, 2003, respectively.

Maturities as of June 30, 2004 were as follows (in thousands):

2004	$83,062
2005	22,900
2006	17,200
2007	12,000
2008	1,052
Thereafter	41,533

$177,747

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2003 and the first six months of 2004. At June 30, 2004, there were five swaps outstanding each with a notional amount of $20 million. One of the swaps has a maturity of less than twelve months with an unrealized gain that more than offsets the twelve month combined unrealized loss of the remaining swaps. Accordingly, it is anticipated that approximately $38,000 net of tax, of net unrealized gains on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	June 30, 2004	December 31, 2003

Notional amounts	$100,000	$60,000
Weighted average pay rates	4.00%	4.00%
Weighted average receive rates	6.54%	6.64%
Weighted average maturity	3.7 years	3.9 years
Unrealized (loss) gain related to interest rate swaps	$(756)	$970

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10 — REGULATORY MATTERS (Continued)

At June 30, 2004 and December 31, 2003, actual capital levels and minimum required levels for the Company and the Bank were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2004
Total capital (to risk weighted assets)
Consolidated	$155,089	11.8%	$105,514	8.0%	$131,892	10.0%
Macatawa Bank	133,096	10.1	105,322	8.0	131,652	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	130,602	9.9	52,757	4.0	79,135	6.0
Macatawa Bank	116,639	8.9	52,661	4.0	78,991	6.0
Tier 1 capital (to average assets)
Consolidated	130,602	8.9	58,983	4.0	73,729	5.0
Macatawa Bank	116,639	7.9	58,873	4.0	73,591	5.0

December 31, 2003
Total capital (to risk weighted assets)
Consolidated	$128,900	10.9%	$94,454	8.0%	$118,067	10.0%
Macatawa Bank	118,301	10.0	94,404	8.0	118,005	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	114,142	9.7	47,227	4.0	70,840	6.0
Macatawa Bank	103,550	8.8	47,202	4.0	70,803	6.0
Tier 1 capital (to average assets)
Consolidated	114,142	8.8	52,144	4.0	65,180	5.0
Macatawa Bank	103,550	8.0	52,040	4.0	65,049	5.0

Macatawa Bank was categorized as well capitalized at June 30, 2004 and December 31, 2003.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003 the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank. Trade Partners was involved in purchasing and selling interests in viaticals which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. In addition, in May 2003 a purported class action complaint was filed against the Company alleging that Grand Bank breached escrow agreements and its fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals or in interests in limited partnerships which made loans to Trade Partners secured by viaticals. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. Management believes the Company has strong defenses and will vigorously defend the cases.

Trade Partners is now in receivership. The receiver has been authorized to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank extended a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of June 30, 2004 no draws had yet been made on the line of credit.

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

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc. and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. On April 1, 2002 Macatawa Bank Corporation acquired Grand Bank Financial Corporation (“GBFC”) and its wholly owned banking subsidiary, Grand Bank. Its results are included in the consolidated statements of income since this effective date. Grand Bank was merged into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-one branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various services including discount brokerage, personal financial planning, and consultation regarding mutual funds and annuities. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see Note 2 to the Consolidated Financial Statements. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November 1997. We first became profitable in 1999 and have increased earnings each year since then with 2003 net income reaching $11.8 million. Since our inception in 1997 we have raised approximately $100.6 million in capital through private and public common stock offerings and trust preferred offerings to facilitate our growth and progress over these years. When we acquired GBFC we issued 2,472,000 shares of common stock in exchange for all of the outstanding stock of GBFC.

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

FINANCIAL CONDITION

Summary: Our total assets were $1.53 billion at June 30, 2004, an increase of $124.9 million from $1.40 billion at December 31, 2003. The growth in assets was primarily from growth in total portfolio loans. Total portfolio loans increased $131.4 million to $1.29 billion at June 30, 2004 from $1.16 billion at December 31, 2003.

The growth in assets was primarily funded by an increase in deposits and other borrowings. Total deposits increased $41.9 million to $1.15 billion at June 30, 2004 from 1.11 billion at December 31, 2003. Other borrowings, including federal funds purchased and Federal Home Loan Bank (“FHLB”) advances, increased $62.3 million to $208.0 million at June 30, 2004.

Portfolio Loans and Asset Quality: We believe the continued strong loan growth we have experienced reflects the acceptance of our community banking philosophy in the growing communities we serve. We continue to attract new loan customers and expand existing relationships despite the strong competition from other locally based community banks and larger regional banks.

The majority of the growth in our loan portfolio has been driven by our commercial loan department. Of the $131.4 million in growth during the first six months of 2004, $86.5 million was from our commercial loan portfolios. Commercial and commercial real estate loans accounted for approximately 73% of the total loan portfolio at June 30, 2004 and at December 31, 2003. Consumer loans comprised 12% of the portfolio, while residential mortgage loans were 15% of total loans at June 30, 2004.

Despite the large increase in the loan portfolio, nonperforming asset ratios improved during this period. The ratio of nonperforming loans to total loans of .21% at June 30, 2004 was down from .35% at December 31, 2003, and the ratio of nonperforming assets to total assets of .18% at June 30, 2004 was down from .32% at December 31, 2003. A general improvement in the collection of past due balances and the sale of foreclosed assets during the second quarter of 2004 are the primary reasons for the improvement.

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

(Dollars in thousands)	June 30, 2004	December 31, 2003

Nonaccrual loans	$2,490	$1,717
Loans 90 days past due and still accruing	252	2,308

Total nonperforming loans	$2,742	$4,025

Foreclosed assets	-	464
Repossessed assets	-	4

Total nonperforming assets	$2,742	$4,493

Nonperforming loans to total loans	0.21%	0.35%
Nonperforming assets to total assets	0.18%	0.32%

Net charge-offs for the six months ended June 30, 2004 totaled $851,000 as compared to $824,000 for the same period in 2003. Although the amount of net charge-offs was slightly higher, when considering the growth in the total loan portfolio since the prior year, our net charge-offs as a percentage of loans has declined and continues to be low relative to comparable banks. However, we recognize that our loan portfolios remain relatively unseasoned, and no material trend of losses has been established.

The allowance for loan losses as of June 30, 2004 was $17.9 million, or 1.39% of total portfolio loans, compared to $16.1 million, or 1.39% of total loans at December 31, 2003. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for loans considered impaired, a formula allowance for graded loans, and general allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $881,000 at June 30, 2004 and $792,000 at December 31, 2003.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our loss experience, the banking industry’s historical loan loss experience, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $14.7 million at June 30, 2004 and $13.4 million at December 31, 2003.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.4 million at June 30, 2004 and $1.6 million at December 31, 2003.

During the six months ended June 30, 2004 the allowance for loan losses increased by $1.8 million and was largely a result of additional provisions associated with an increase in the formula allowance due to the significant growth we have experienced in the commercial loan portfolio. The continued increase in the allowance was deemed necessary despite the decline in nonperforming loans given the significant growth in loans, the unseasoned nature of our portfolio and the still soft, although improving, economic conditions both on a national basis and locally.

Deposits and Other Borrowings: Total deposits increased to $1.15 billion at June 30, 2004 compared to $1.11 billion at December 31, 2003. In addition, the mix of the deposit portfolio experienced a shift during the first six months of 2004 to lower costing transaction accounts. Time deposits declined $10.7 million while transaction accounts, which include noninterest-bearing and interest-bearing demand deposits, money market, and savings accounts, grew by $52.6 million. This growth in transaction account deposits was substantially a result of our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding branch network. With the continued maturing of our branch network, we expect this trend of growth in transaction account deposits to continue.

The growth in other borrowings of $62.3 million included an increase of $32.1 million in FHLB advances and the use of $30.2 million of our capacity in overnight Federal funds purchased. The increase in these relatively low cost alternative sources of funds helped to fund the significant growth in loans we have experienced to date in 2004.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended June 30, 2004 was $3.35 million, an increase of 14% as compared to second quarter 2003 net income of $2.93 million. Earnings per share on a diluted basis were $.37 for the second quarter of 2004, which was an increase of 12% over the same period of the prior year. Net income for the six months ended June 30, 2004 was up 8% to $6.21 million compared to $5.74 million for the same period in the prior year. Earnings per share on a diluted basis were $.69 for the six months ended June 30, 2004 compared to $.65 for the same period in the prior year.

The increases in net income for both the three months and six months ended June 30, 2004 as compared to the same periods in the prior year were primarily related to growth in net interest income, and partially offset by an increase in the provision for loan losses and non-interest expense.

Net Interest Income: Net interest income for the second quarter of 2004 totaled $12.6 million, an increase of 22% as compared to $10.3 million for the second quarter of 2003. Net interest income for the first six months of 2004 totaled $24.0 million, an increase of 20% as compared to $19.9 million for the same period in 2003. The increase for both the three and six month periods was driven primarily by significant growth in average earning assets. Average earning assets increased $267.7 million to $1.4 billion for the second quarter of 2004 compared to the second quarter of 2003, and $243.4 million to $1.36 billion for the six month period ended June 30, 2004 compared to the same period in the prior year. The net interest margin remained relatively stable for both the three and six month periods; declining two basis points to 3.62% for the second quarter of 2004 and declining four basis points to 3.55% for the six month period ended June 30, 2004. Despite an improvement in the net interest spread for both the three and six month periods, a slightly greater reliance on interest bearing liabilities to fund the growth in interest earning assets resulted in the slight decline in the net interest margin for both the three and six month periods.

During both the three and six month periods, the decline in the yield on earning assets was more than offset by a decline in the cost of funds, resulting in the increase in net interest spread. The yield on earning assets declined by 27 basis points and 33 basis points, respectively, for the three and six months ended June 30, 2004 as compared to the same periods in the prior year. The decline for both periods is primarily because the majority of the loan growth during these periods was in variable rate loans, as loan customers preferred such products within the historically low rate environment. The cost of funds declined by 29 basis points and 35 basis points, respectively, for the three and six months ended June 30, 2004 as compared to the same periods in the prior year. The decline for both periods was primarily the result of a favorable shift in the mix of the deposit portfolio to lower costing core deposits. These lower costing core deposits, including demand, money market and savings accounts, represent approximately 63% of the deposit portfolio for both the three and six month periods ended June 30, 2004 compared to 54% for both the three and six month periods ended June 30, 2003.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. In addition, we would expect the recent 25 basis point increase in short-term interest rates by the Federal Reserve Bank to have a favorable impact on our net interest margin, driven largely by our significant portfolio of variable rate loans.

The following table shows an analysis of net interest margin for the three-month periods ending June 30, 2004 and 2003.

	For the three months ended June 30,

	2004			2003

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$85,873	$898	4.18%	$66,054	$815	4.94%
Tax-exempt securities (1)	37,683	402	6.63%	20,444	230	6.96%
Loans	1,266,080	17,241	5.40%	1,039,370	14,766	5.64%
Fed funds sold	333	1	0.95%	55	1	1.19%
Federal Home Loan Bank stock	9,446	94	3.96%	5,744	73	5.04%

Total interest earning assets (1)	1,399,415	18,636	5.35%	1,131,667	15,885	5.62%

Noninterest earning assets
Cash and due from banks	32,769			30,324
Other	67,971			59,699

Total assets	$1,500,155			$1,221,690

Liabilities
NOWs and MMDAs	$537,452	1,376	1.03%	$381,795	945	0.99%
Savings	38,985	20	0.20%	32,104	39	0.49%
IRAs	27,139	214	3.17%	25,578	237	3.72%
Time deposits	385,682	2,619	2.73%	416,034	3,176	3.06%
Fed funds borrowed	31,973	96	1.19%	16,857	61	1.44%
Other borrowings	213,732	1,741	3.22%	118,709	1,140	3.80%

Total interest bearing liabilities	1,234,963	6,066	1.97%	991,077	5,598	2.26%

Noninterest bearing liabilities
Noninterest bearing demand accounts	133,289			106,279
Other noninterest bearing liabilities .	7,251			6,176

Shareholders' equity	124,652			118,158

Total liabilities and shareholders' equity	$1,500,155			$1,221,690

Net interest income		$12,570			$10,287

Net interest spread			3.38%			3.36%
Net interest margin (1)			3.62%			3.64%
Ratio of average interest earning assets to
Average interest bearing liabilities	113.32%			114.19%

(1)     Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the six-month periods ending June 30, 2004 and 2003.

	For the six months ended June 30,

	2004			2003

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$80,054	$1,717	4.29%	$67,279	$1,666	4.95%
Tax-exempt securities (1)	36,276	776	6.65%	19,100	433	7.03%
Loans	1,229,804	33,235	5.36%	1,019,795	29,033	5.68%
Fed funds sold	1,521	7	0.94%	1,700	10	1.17%
Federal Home Loan Bank stock	9,157	206	4.45%	5,573	151	5.38%

Total interest earning assets (1)	1,356,812	35,941	5.32%	1,113,447	31,293	5.65%

Noninterest earning assets
Cash and due from banks	31,137			30,556
Other	67,686			58,198

Total assets	$1,455,635			$1,202,201

Liabilities
NOWs and MMDAs	$530,828	2,746	1.04%	$381,605	2,014	1.06%
Savings	37,990	41	0.22%	30,611	76	0.50%
IRAs	26,783	434	3.26%	25,113	476	3.82%
Time deposits	390,467	5,413	2.79%	411,555	6,458	3.17%
Fed funds borrowed	26,552	162	1.21%	12,927	93	1.43%
Other borrowings	184,023	3,184	3.42%	115,036	2,281	3.94%

Total interest bearing liabilities	1,196,643	11,980	2.00%	976,847	11,398	2.35%

Noninterest bearing liabilities
Noninterest bearing demand accounts	127,580			101,866
Other noninterest bearing liabilities .	7,144			6,464

Shareholders' equity	124,268			117,024

Total liabilities and shareholders'equity	$1,455,635			$1,202,201

Net interest income		$23,961			$19,895

Net interest spread			3.32%			3.30%
Net interest margin (1)			3.55%			3.59%
Ratio of average interest earning assets to
Average interest bearing liabilities	113.39%			113.98%

(1)     Yield adjusted to fully tax equivalent.

Provision for Loan Losses: The provision for loan losses for the three and six month periods ended June 30, 2004 increased to $1,440,000 and $2,665,000, respectively, as compared to $870,000 and $1,865,000 for the same periods in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the earlier discussion under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2004 increased to $2.8 million and $5.0 million, respectively, from $2.4 million and $4.7 million for the same periods in the prior year. A decline in loan production revenue in both the three and six month periods was more than offset by increases in other components of noninterest income. The largest component increase in noninterest income for both periods was in trust fees which grew primarily due to the development of new relationships and market value increases of underlying trust assets. Loan production revenue, including gains on sales of mortgage loans and fees for originating loans funded by other institutions, decreased compared to the prior year due to the general rise in long-term rates that has occurred during the first half of this year when compared to the same period in the prior year. The rate increase slowed mortgage refinance volume, which in turn decreased the level of revenue produced from these activities.

Noninterest Expense: Noninterest expense for the three and six month periods ended June 30, 2004 increased to $8.9 million and $17.2 million, respectively, from $7.4 million and $14.1 million for the same periods in the prior year. Salaries and benefits increased by $739,000 for the second quarter and $1,636,000 for the first six months of 2004 compared to the same periods in the prior year. Our growth has required additional staff in various areas including new branches, lending, trust and investment service departments and operations which are all necessary to support increased customer activity. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Occupancy and furniture and equipment expense have increased along with our branch expansion, which included six new locations since the second quarter of 2003, and partially due to our new corporate headquarters, which we moved into during the second quarter of 2003. The increase in legal and professional fees of $94,000 for the second quarter of 2004 is primarily attributable to legal fees associated with Trade Partners. A partial reimbursement from our insurance carrier associated with Trade Partners in the first quarter of 2004 helped offset this second quarter increase resulting in only a slight increase in legal and professional fees for the six month period of 2004 compared to the same period in 2003. For further information regarding litigation related to Trade Partners, please refer to Part II of this form, Item 1 – Legal Proceedings. Although we expect noninterest expense levels to generally rise with our growth, we expect to continue to improve our efficiency by better utilizing our capacity as we grow. The efficiency ratio for the second quarter of 2004 was 58.31% compared to 58.50% for the second quarter of 2003. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

LIQUIDITY AND CAPITAL RESOURCES

Total shareholders’ equity increased $690,000 to $122.6 million at June 30, 2004 from December 31, 2003, as the retention of earnings was largely offset by a reduction in accumulated other comprehensive income. The change in accumulated other comprehensive income was due to a decrease in both the market value of securities available for sale and the derivative instruments associated with the Company’s interest rate swap arrangements due principally to the general rise in longer-term interest rates during the first half of 2004. For more information regarding our interest rate swap arrangements see Note 9 to the consolidated financial statements.

Improved earnings during the first six months of 2004 allowed us to increase the cash dividends paid during the period. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On April 21, 2004 we announced our fourth consecutive annual stock dividend, set at 5%, which was paid on May 28, 2004 to shareholders of record as of May 12, 2004. All per share and average share information in this report has been adjusted to reflect the effect of this dividend.

At June 30, 2004, our total capital to risk-weighted assets was 11.8% compared to 10.9% at December 31, 2003. The increase was largely a result of our issuance of trust preferred securities in the first quarter of 2004. On March 18, 2004, we raised additional regulatory capital by participating in a pooled trust preferred security issuance in the amount of $20.0 million. Of this $20.0 million, approximately $12.0 million qualified as Tier 1 capital with the remaining qualifying as Tier 2 capital. We expect this additional regulatory capital coupled with improving profitability to support our growth in assets into 2006. For more information regarding the trust preferred securities, please refer to Note 10 of the Notes to Consolidated Financial Statements. Our Tier 1 Capital as a percent of average assets was 8.8% at both June 30, 2004 and December 31, 2003, well in excess of the 5.0% regulatory minimum for well capitalized institutions. The additional $12.0 million of Tier 1 capital from the trust preferred securities issuance was largely offset by the significant growth we have experienced since December 31, 2003.

The liquidity of a financial institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. Our sources of liquidity include loan payments by our borrowers, maturity and sales of securities available for sale, growth of deposits and deposit equivalents, federal funds lines, our borrowings from the Federal Home Loan Bank, and our issuance of trust preferred securities and common stock. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of June 30, 2004.

	<3 Months	3-12 Months	1-5 Years	Over 5 Years	Total
Assets:
Fixed rate loans	$30,519	$60,336	$282,260	$54,260	$427,375
Variable rate loans	810,966	3,703	42,384	4,033	861,086
Taxable securities	1,097	2,029	75,268	10,391	88,785
Tax-exempt securities	-	-	-	39,656	39,656
Federal Home Loan Bank stock	9,687	-	-	-	9,687
Loan Loss Reserve	-	-	-	-	(17,907)
Cash & due from banks	-	-	-	-	35,161
Acquisition intangibles	-	-	-	-	26,477
Loans held for sale	-	-	-	-	1,910
Fixed assets	-	-	-	-	41,553
Other assets	-	-	-	-	12,194

Total	$852,269	$66,068	$399,912	$108,340	$1,525,977

Liabilities:
Time deposits $100,000 and over	$46,132	$160,705	$65,690	$1,832	$274,359
Time deposits under $100,000	27,428	65,434	47,247	3,732	143,841
Other borrowings	95,695	35,798	35,485	82,238	249,216
Savings	39,368	-	-	-	39,368
NOW & money market accounts	550,428	-	-	-	550,428
Non-Interest Bearing Deposits	-	-	-	-	143,351
Other Liabilities & Equity	-	-	-	-	125,414

Total	$759,051	$261,937	$148,422	$87,802	$1,525,977

Period interest rate gap:	93,218	(195,869)	251,490	20,538
Cumulative interest rate gap:	93,218	(102,651)	148,838	169,377
Cumulative interest rate gap
to total assets	6.11%	(6.73)%	9.75%	11.10%
Rate sensitive assets to rate
Sensitive liabilities	1.12	0.25	2.69	1.23
Cumulative rate sensitive assets to
Rate sensitive liabilities	1.12	0.90	1.13	1.13

The above table shows that total assets maturing or repricing within three months exceeded liabilities maturing within the same time period by $93.2 million indicating that we are asset sensitive in this time horizon. To offset the asset sensitivity in this time horizon, we have entered into interest rate swaps that have the effect of converting $100.0 million in variable rate loans repricing in less than three months into fixed rate loans repricing in one to five years. The interest rate swaps are not reflected in the table above and are more fully discussed in Note 9 of the Consolidated Financial Statements.

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

We also utilize a simulation model to assess the direction and magnitude of variations in net interest income and the economic value of equity (“EVE”) resulting from potential changes in market interest rates. Key assumptions in the model include contractual cash flows and maturities of interest-sensitive assets and interest-sensitive liabilities, prepayment speeds on certain assets, and changes in market conditions impacting loan and deposit pricing. We also include pricing floors on discretionary priced liability products which limit how low various checking and savings products could go under declining interest rates. These floors reflect our pricing philosophy in response to changing interest rates.

We forecast the next twelve months of net interest income under an assumed environment of gradual changes in market interest rates under various scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The simulation also measures the change in EVE, or the net present value of our assets and liabilities, under the same shifts in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate.

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2004 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$125,262	(8.11)%	$57,681	5.51%
Interest rates up 100 basis points	132,632	(2.71	56,174	2.75
No change in interest rates	136,321	-	54,668	-
Interest rates down 100 basis points	139,247	2.15	52,575	(3.83)
Interest rates down 200 basis points	144,852	6.26	49,110	(10.17)

If interest rates were to increase, this analysis suggests that we are well-positioned for improvements in net interest income over the next twelve months. Further, our balanced sensitivity in time horizons beyond one year results in little fluctuation in EVE under the various rate shock scenarios.

We also forecast the impact of immediate and parallel interest rate shocks on net interest income under various scenarios to measure the sensitivity of our earnings under extreme conditions.

The quarterly simulation analysis is monitored against acceptable interest rate risk parameters by the Asset/Liability Committee and reported to the Board of Directors.

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

A lawsuit was filed in April 2003 by John and Kathryn Brand in Oklahoma state court against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The Company and Grand Bank have answered this complaint, denying the material allegations and raising certain affirmative defenses. No trial date has been set in this matter. In May 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company and against LaSalle Bank Corporation in the United States District Court for the District of Western Michigan. The purported class included investors who invested in limited liability companies formed by Trade Partners. On November 6, 2003, the court permitted the plaintiffs to amend their complaint to expand the purported class to include all individuals who invested in Trade Partners viatical investments. The class has not been certified. The court stayed this action to avoid interference with the process of the receivership proceedings, though the stay was modified on July 19, 2004 to permit the Company and plaintiffs to engage in certain limited discovery directed to each other. The plaintiffs allege that Grand Bank breached certain escrow agreements, breached its fiduciary duties, acted negligently or grossly negligently with respect to the plaintiff’s investments and violated the Michigan Uniform Securities Act. The amended complaint seeks certification of the action as a class action, unspecified damages and other relief. The Company has answered this complaint denying the material allegations and raising certain affirmative defenses. The Company believes it has meritorious defenses and intends to vigorously defend both cases.

On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals sold by Trade Partners to investors, the court appointed receiver has been coordinating the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies do not lapse. The receiver informed the Company that nine policies with a total face value of approximately $1.4 million have lapsed for failure to pay premiums prior to the receiver’s coordination efforts. In addition, about $700,000 is being contested as to lapses.

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. In July 2004, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $17 million, and had claims pending for an additional $1.8 million. He reported at the same time that he had paid premiums on the portfolio totaling approximately $6.3 million since the inception of the receivership. As of July 15, 2004, the receiver reported cash on hand in excess of $9.1 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments.

In addition, on July 1, 2003, the United States District Court for the Western District of Michigan authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank has agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of June 30, 2004 no draws had yet been made on the line of credit.

The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing has yet been set on the plan, though one is likely to be held before the end of calendar year 2004. The receiver has received authorization from the Court to pursue a sale of those policies in the portfolio which were written on the lives of AIDs patients, but no such sale has yet been submitted to the Court for approval. The receiver has indicated that he is likely to seek to sell the rest of the portfolio at some point. It is not known whether such sales will take place or what the terms of any such sales would be. The Company has no information on the amount of distributions the receiver may propose to make to investors, or when such distributions might begin.

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

As of the date hereof, except as disclosed above, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

The annual meeting of shareholders was held on April 21, 2004, at which meeting the shareholders elected two directors.

Director Nominee: John F. Koetje Philip J. Koning	Term Expires: 2007 2007	For: 6,945,418 6,943,088	Withheld: 208,613 210,943

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits –

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on 8-K

The Company filed a Form 8-K Item 12 disclosure dated April 19, 2004 containing a press release announcing the first quarter 2004 earnings.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: August 6, 2004

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

I, Benj. A. Smith III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macatawa Bank Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 6, 2004	/s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chief Executive Officer

EXHIBIT 31.2

I, Jon W. Swets, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macatawa Bank Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 6, 2004	/s/ Jon W. Swets —————————————— Jon W. Swets Chief Financial Officer

EXHIBIT 32.1

Benj.	A. Smith III, Chief Executive Officer of Macatawa Bank Corporation and Jon W. Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: August 6, 2004

/s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chief Executive Officer /s/ Jon W. Swets —————————————— Jon W. Swets Senior Vice President and Chief Financial Officer