Form 10-Q
period 2004-09-30
MACATAWA BANK CORP
filed 2004-11-08
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes ___x___   No _____

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___x___   No _____

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,817,338 shares of the Company’s Common Stock (no par value) were outstanding as of October 28, 2004.

INDEX

Page Number
Part I Financial Information:

Item 1
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	9

Item 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations	18

Item 3
Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4
Controls and Procedures	29

Part II Other Information:

Item 1
Legal Proceedings	29

Item 2
Changes in Securities and Use of Proceeds	30

Item 3
Defaults Upon Senior Securities	30

Item 4
Submission of Matters to a Vote of Security Holders	30

Item 5
Other Information	30

Item 6
Exhibits	31

Signatures	32

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 (unaudited) and December 31, 2003

(dollars in thousands except share data)	September 30, 2004	December 31, 2003

ASSETS Cash and due from banks	$ 38,258	$ 41,633
Federal funds sold	3,322	18,414

Cash and cash equivalents	41,580	60,047

Securities available for sale	132,860	107,049
Securities held to maturity	2,554	2,624
Federal Home Loan Bank stock	10,344	8,793
Loans held for sale	1,942	4,054
Total loans	1,361,017	1,157,107
Allowance for loan losses	(18,600)	(16,093)

	1,342,417	1,141,014

Premises and equipment - net	44,558	38,713
Accrued interest receivable	6,352	5,095
Goodwill	23,915	23,915
Acquisition intangibles	2,454	2,787
Other assets	8,018	7,020

Total assets	$ 1,616,994	$ 1,401,111

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 149,343	$ 139,557
Interest-bearing	1,173,220	969,842

Total	1,322,563	1,109,399

Federal Home Loan Bank advances	121,616	145,680
Long-term debt	41,238	19,655
Accrued expenses and other liabilities	4,761	4,477

Total liabilities	1,490,178	1,279,211

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 20,000,000 shares authorized;
8,812,591 shares and 8,370,073 issued and outstanding as of
September 30, 2004 and December 31, 2003, respectively	124,114	114,568
Retained earnings	1,152	5,300
Accumulated other comprehensive income	1,550	2,032

Total shareholders' equity	126,816	121,900

Total liabilities and shareholders' equity	$ 1,616,994	$ 1,401,111

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2004 and 2003
(unaudited)

(dollars in thousands except per share data)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Interest income Loans, including fees	$18,838	$15,228	$52,073	$44,262
Securities	1,506	1,145	4,212	3,405

Total interest income	20,344	16,373	56,285	47,667

Interest expense
Deposits	4,835	4,040	13,467	13,064
Other	1,890	1,397	5,238	3,772

Total interest expense	6,725	5,437	18,705	16,836

Net interest income	13,619	10,936	37,580	30,831

Provision for loan losses	3,900	1,040	6,565	2,905

Net interest income after
provision for loan losses	9,719	9,896	31,015	27,926

Noninterest income
Service charges on deposit accounts	795	648	2,175	1,900
Loan production revenue	340	1,319	1,617	3,278
Trust fees	684	620	2,255	1,806
Other	442	199	1,263	509

Total noninterest income	2,261	2,786	7,310	7,493

Noninterest expense
Salaries and benefits	4,950	4,418	14,285	12,117
Occupancy	675	628	2,014	1,702
Furniture and equipment	689	680	2,095	1,915
Legal and professional fees	155	295	469	603
Advertising	295	270	867	752
Data processing	247	179	744	564
Supplies	137	145	407	420
Other	1,785	1,495	5,241	4,141

Total noninterest expenses	8,933	8,110	26,122	22,214

Income before federal income tax	3,047	4,572	12,203	13,205

Income tax expense	931	1,509	3,875	4,400

Net income	$ 2,116	$ 3,063	$ 8,328	$ 8,805

Basic earnings per share	$ .24	$ .35	$ .95	$ 1.00
Diluted earnings per share	.24	.34	.93	.99
Dividends per share	.12	.10	.35	.28

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2004 and 2003
(unaudited)

(dollars in thousands)	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003

Net income	$2,116	$ 3,063	$ 8,328	$ 8,805
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on
securities	2,220	(1,108)	(281)	(856)
Net unrealized gains/(losses) on
derivative instruments	921	436	(201)	441

Comprehensive income	$5,257	$ 2,391	$ 7,846	$ 8,390

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Month Periods Ended September 30, 2004 and 2003
(unaudited)

(dollars in thousands except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, January 1, 2003	$ 105,201	$ 5,931	$ 2,842	$ 113,974

Net income for nine months ended September 30, 2003		8,805		8,805

Other comprehensive income, net of tax:
Net unrealized losses on securities			(856)	(856)
Net unrealized gains on derivative instruments			441	441

Comprehensive income				8,390

Issued 78,219 shares for stock option exercises	403			403

Issued 397,664 shares in payment of 5% stock dividend	8,927	(8,941)		(14)

Cash dividends at $.28 per share		(2,466)		(2,466)

Balance, September 30, 2003	$ 114,531	$ 3,329	$ 2,427	$ 120,287

Balance, January 1, 2004	$ 114,568	$ 5,300	$ 2,032	$ 121,900

Net income for nine months ended
September 30, 2004		8,328		8,328

Other comprehensive income, net of tax:
Net unrealized losses on securities			(281)	(281)

Net unrealized losses on derivative
instruments			(201)	(201)

Comprehensive income				7,846

Issued 24,255 shares for stock option
exercises (net of 4,718 shares
exchanged)	216			216

Issued 418,263 shares in payment of 5%
stock dividend	9,330	(9,355)		(25)

Cash dividends at $.35 per share		(3,121)		(3,121)

Balance, September 30, 2004	$ 124,114	$ 1,152	$ 1,550	$ 126,816

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2004 and 2003
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Cash flows from operating activities Net income	$ 8,328	$ 8,805
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	2,214	2,166
Provision for loan losses	6,565	2,905
Loan production revenue	(1,617)	(3,278)
Origination of loans for sale	(103,559)	(283,075)
Proceeds from sales of loans originated for sale	107,288	296,589
Net change in:
Accrued interest receivable and other assets	(2,255)	2,717
Accrued expenses and other liabilities	234	(4,451)

Net cash from operating activities	17,198	22,378

Cash flows from investing activities
Loan originations and payments, net	(207,968)	(129,281)
Purchase of Federal Home Loan Bank Stock	(1,551)	(1,648)
Purchases of securities available for sale	(57,074)	(28,996)
Maturities and calls of securities available for sale	30,575	14,069
Principal paydowns on securities	353	2,365
Additions to premises and equipment	(7,752)	(12,737)

Net cash used in investing activities	(243,417)	(156,228)

Cash flows from financing activities
Net increase in deposits	213,164	79,073
Net increase (decrease) in short term borrowings	---	(3,541)
Proceeds from Federal Home Loan Bank advances	184,000	86,000
Repayments of Federal Home Loan Bank advances	(208,065)	(54,998)
Proceeds from long-term debt and other borrowings	21,583	22,152
Repayments of other borrowings	---	(7,218)
Cash dividends paid	(3,146)	(2,480)
Proceeds from exercise of stock options	216	403

Net cash from financing activities	207,752	119,391

Net change in cash and cash equivalents	(18,467)	(14,459)

Cash and cash equivalents at beginning of period	60,047	47,874

Cash and cash equivalents at end of period	$ 41,580	$ 33,415

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Nine Month Periods Ended September 30, 2004 and 2003
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$18,610	$17,353
Income taxes	4,125	4,600

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2003 Annual Report containing financial statements for the year ended December 31, 2003.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividends distributed on May 28, 2004 and May 30, 2003.

Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the three and nine month periods ended September 30, 2004 and 2003, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands except per share data). The pro forma effect may increase in the future if more options are granted.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net income as reported	$ 2,116	$ 3,063	$ 8,328	$ 8,805
Stock-based compensation cost, net of tax	(60)	(48)	(189)	(131)

Pro forma net income	2,056	3,015	8,139	8,674
Basic earnings per share as reported	.24	.35	.95	1.00
Pro forma basic earnings per share	.23	.34	.92	.99
Diluted earnings per share as reported	.24	.34	.93	.99
Pro forma diluted earnings per share	.23	.34	.91	.97

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

NOTE 4 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2004 and September 30, 2003 are as follows (dollars in thousands except per share data):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Basic earnings per share
Net income	$ 2,116	$ 3,063	$ 8,328	$ 8,805

Weighted average common
shares outstanding	8,809,971	8,783,415	8,801,346	8,766,776

Basic earnings per share	$ 0.24	$ 0.35	$ 0.95	$ 1.00

Diluted earnings per share
Net income	$ 2,116	$ 3,063	$ 8,328	$ 8,805

Weighted average common
shares outstanding	8,809,971	8,783,415	8,801,346	8,766,776

Add: Dilutive effects of assumed
exercise of stock options	156,341	139,891	153,859	132,647

Weighted average common and
dilutive potential common
shares outstanding	8,966,312	8,923,306	8,955,205	8,899,423

Diluted earnings per share	$ 0.24	$ 0.34	$ 0.93	$ 0.99

Stock options for 4,200 shares of common stock were not considered in computing diluted earnings per share for the quarter and nine months ended September 2003 because they were antidilutive. There were no antidilutive shares for the three and nine month periods ended September 30, 2004.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

September 30, 2004
Available for sale:
U.S. Treasury securities and obligations
Of U. S. Government agencies	$ 87,459	$ 916	$ (174)	$ 88,201
State and municipal bonds	43,676	1,135	(152)	44,659

	$131,135	$ 2,051	$ (326)	$132,860

Held to maturity:
State and municipal bonds	$ 2,554	$ 132	$ ---	$ 2,686

	$ 2,554	$ 132	$ ---	$ 2,686

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

December 31, 2003
Available for sale:
U. S. Treasury securities and obligations
Of U. S. Government agencies	$ 74,804	$ 1,535	$ (114)	$ 76,225
State and municipal bonds	30,088	945	(209)	30,824

	$104,892	$ 2,480	$ (323)	$107,049

Held to maturity:
State and municipal bonds	$ 2,624	$ 77	---	$ 2,701

	$ 2,624	$ 77	---	$ 2,701

Contractual maturities of debt securities at September 30, 2004 were as follows (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Fair Values	Amortized Cost	Fair Values

Due less than one year	$ ---	$ ---	$ 4,064	$ 4,142
Due one year to five years	---	---	77,536	78,191
Due five years to ten years	517	523	15,590	16,228
Due after ten years	2,037	2,163	33,945	34,299

Total	$2,554	$2,686	$131,135	$132,860

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – LOANS

Loans were as follows (in thousands):

	September 30, 2004	December 31, 2003

Commercial	$ 328,096	$ 381,097

Commercial mortgage	652,232	467,918
Residential mortgage	220,135	172,647
Consumer	160,554	135,445

	1,361,017	1,157,107
Allowance for loan losses	(18,600)	(16,093)

	$ 1,342,417	$ 1,141,014

Activity in the allowance for loan losses was as follows (in thousands):

	Three months Ended September 30, 2004	Three months Ended September 30, 2003	Nine months Ended September 30, 2004	Nine months Ended September 30, 2003

Balance at beginning of period	$ 17,907	$ 14,513	$ 16,093	$ 13,472
Provision for loan losses	3,900	1,040	6,565	2,905
Charge-offs	(3,291)	(436)	(4,237)	(1,292)
Recoveries	84	24	179	56

Balance at end of period	$ 18,600	$ 15,141	$ 18,600	$ 15,141

	September 30, 2004	December 31, 2003

Impaired loans were as follows (in thousands):
Loans with no allocated allowance for loan losses	$3,079	$ 807
Loans with allocated allowance for loan losses	5,929	2,533

	$9,008	$3,340

Amount of allowance for loan losses allocated	$1,140	$ 792
Nonperforming loans were as follows (in thousands):
Nonaccrual loans	$7,224	$2,308
Loans past due over 90 days still on accrual	377	1,717

	$7,601	$4,025

The increase in both impaired loans and nonperforming loans from December 31, 2003 to September 30, 2004 is primarily the result of the addition of two nonaccrual commercial loan relationships during the third quarter of 2004. One of the loan relationships represents a $3.1 commercial loan for which an additional $2.3 million provision for loan losses and a related $2.8 million charge-off were recorded at the end of the third quarter. The other loan relationship represents a $2.2 million commercial real estate loan that is considered well-secured.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003

Noninterest-bearing demand deposit accounts	$ 149,343	$ 139,557
Money market accounts	532,196	355,271
NOW and Super NOW accounts	165,406	148,682
Savings accounts	38,247	37,004
Certificates of deposit	437,371	428,885

	$1,322,563	$1,109,399

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

Advances from the Federal Home Loan Bank were as follows (in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2004

Single maturity fixed rate advances	$69,364	October 2004 to July 2007	2.88%
Putable advances	41,000	January 2005 to December 2010	5.98%
Amortizable mortgage advances	11,252	November 2004 to July 2018	3.92%

	$121,616

December 31, 2003

Single maturity fixed rate advances	$67,173	January 2004 to January 2006	2.85%
Putable advances	41,000	January 2005 to December 2010	5.98%
Short-term variable	25,000	May 2004 to July 2004	1.11%
Amortizable mortgage advances	12,507	February 2004 to July 2018	3.98%

	$145,680

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $84,393,000 and $74,789,000 at September 30, 2004 and December 31, 2003, and residential and commercial real estate loans totaling $754,611,000 and $598,214,000 under a blanket lien arrangement at September 30, 2004 and December 31, 2003, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 - FEDERAL HOME LOAN BANK BORROWINGS (Continued)

Maturities as of September 30, 2004 were as follows (in thousands):

2004	$17,598
2005	22,900
2006	22,200
2007	17,000
2008	1,052
Thereafter	40,866

$121,616

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2003 and the first nine months of 2004. At September 30, 2004, there were five swaps outstanding each with a notional amount of $20 million. It is anticipated that approximately $ 186,000 net of tax, of net unrealized gains on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	September 30, 2004	December 31, 2003

Notional amounts	$100,000	$60,000
Weighted average pay rates	4.42%	4.00%
Weighted average receive rates	6.54%	6.64%
Weighted average maturity	3.5 years	3.9 years
Unrealized (loss) gain related to interest rate swaps	$660	$970

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

At September 30, 2004 and December 31, 2003, actual capital levels and minimum required levels for the Company and the Bank were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2004
Total capital (to risk weighted assets)
Consolidated	$157,495	11.1%	$113,529	8.0%	$141,911	10.0%
Macatawa Bank	141,819	10.1	112,216	8.0	140,270	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	131,756	9.3	56,764	4.0	85,147	6.0
Macatawa Bank	124,285	8.9	56,108	4.0	84,162	6.0
Tier 1 capital (to average assets)
Consolidated	131,756	8.5	62,397	4.0	77,996	5.0
Macatawa Bank	124,285	8.0	62,314	4.0	77,892	5.0

December 31, 2003
Total capital (to risk weighted assets)
Consolidated	$128,900	10.9%	$94,454	8.0%	$118,067	10.0%
Macatawa Bank	118,301	10.0	94,404	8.0	118,005	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	114,142	9.7	47,227	4.0	70,840	6.0
Macatawa Bank	103,550	8.8	47,202	4.0	70,803	6.0
Tier 1 capital (to average assets)
Consolidated	114,142	8.8	52,144	4.0	65,180	5.0
Macatawa Bank	103,550	8.0	52,040	4.0	65,049	5.0

The Company and the Bank were categorized as well capitalized at September 30, 2004 and December 31, 2003.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10 — REGULATORY MATTERS (Continued)

On March 18, 2004 the Company issued $20.0 million of pooled trust preferred securities (“Preferred Securities”) through one issuance by a wholly-owned subsidiary grantor trust, Macatawa Statutory Trust II (the “Trust”). This was in addition to the $20.0 million of pooled trust preferred securities previously issued in July, 2003. The Preferred Securities accrue and pay distributions quarterly at a specified rate as provided in the indenture, three-month LIBOR plus 2.75%. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the Trust. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures which is March 18, 2034, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Debentures in whole or in part on or after March 18, 2009, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The initial interest rate on the Preferred Securities was 3.86%. Approximately $12.0 million of this $20.0 million issued in 2004 qualified as Tier 1 capital for regulatory capital purposes as of September 30, 2004.

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

Trade Partners is now in receivership. The receiver has been authorized to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank extended a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of September 30, 2004 no draws had yet been made on the line of credit.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – CONTINGENCIES (Continued)

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

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc. and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. On April 1, 2002 Macatawa Bank Corporation acquired Grand Bank Financial Corporation (“GBFC”) and its wholly owned banking subsidiary, Grand Bank. Its results are included in the consolidated statements of income since this effective date. Grand Bank was merged into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-two branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various services including discount brokerage, personal financial planning, and consultation regarding mutual funds and annuities. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see Note 2 to the Consolidated Financial Statements. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

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

We believe that growth in core deposits is key to our long-term success and is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through this expanding branch network and our high service quality standards. Since our inception in 1997, core deposits have increased at an annual rate exceeding 20% each year.

The West Michigan markets within which we operate continue to provide significant expansion opportunities for us. We opened our ninth branch on the south side of the greater Grand Rapids area during the third quarter of 2004. Because of the significance of the greater Grand Rapids market and as it represents the greatest opportunity for market share growth, we anticipate additional branch openings in this market within the next year. We also continue to enjoy success in building new and existing relationships in the Holland/Zeeland area, and our entrance into the Grand Haven market during the third quarter of 2003 has produced excellent growth results. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

FINANCIAL CONDITION

Summary: Our total assets were $1.62 billion at September 30, 2004, an increase of $215.9 million from $1.40 billion at December 31, 2003. The growth in assets was primarily from growth in total portfolio loans. Total portfolio loans increased $203.9 million to $1.36 billion at September 30, 2004 from $1.16 billion at December 31, 2003.

The growth in assets was primarily funded by an increase in deposits. Total deposits increased $213.2 million to $1.32 billion at September 30, 2004 from $1.11 billion at December 31, 2003.

Portfolio Loans and Asset Quality: We believe the continued strong loan growth we have experienced reflects the acceptance of our community banking philosophy in the growing communities we serve. We continue to attract new loan customers and expand existing relationships despite the strong competition from other locally based community banks and larger regional banks.

The majority of the growth in our loan portfolio has been driven by our commercial loan department. Of the $215.9 million in growth during the first nine months of 2004, $131.3 million was from our commercial loan portfolios. Commercial and commercial real estate loans accounted for approximately 72% of the total loan portfolio at September 30, 2004 and 73% at December 31, 2003. Consumer loans comprised 12% of the portfolio, while residential mortgage loans were 16% of total loans at September 30, 2004.

At the end of the third quarter of 2004, we recorded an additional $2.3 million provision for loan losses against earnings and a related $2.8 million charge-off related to one commercial loan borrower which has become impaired. The borrower has ceased operations and it appears that the borrower will be unable to meet the repayment terms of the loans. The loans are secured by liens on commercial real estate, equipment, accounts receivable, and inventory, but the collateral is not considered sufficient to cover the outstanding principal balances on the loans.

This impairment was recently discovered as the local news media reported allegations that officials of the borrower’s company were misusing its employee retirement funds. Currently, the local sheriff’s department and the Michigan State Police are conducting investigations into these allegations. The borrower’s company may be subject to sanctions by the Department of Labor. The Bank is conducting its own investigation due to suspicions that the borrower made misrepresentations to the Bank regarding its financial condition both in the original loan application process and in its financial reports provided since then.

Since this impairment was recently discovered, Bank management is continuing to evaluate the financial condition of the borrower and the value of the collateral. The impairment charge is based on the information currently available and may change as new information is received. After the charge-off, the remaining balance of $3.1 million for this borrower was placed on a non-accrual status and added to non-performing loans.

The unfavorable changes in asset quality ratios are primarily the result of the addition of two nonaccrual commercial loan relationships, including the commercial borrower described above. The other commercial loan relationship represents a $2.2 million commercial real estate loan associated with a limited service hotel and banquet facility that is considered well-secured. Non-performing loans to total loans increased to 0.56% at September 30, 2004 from 0.35% at December 31, 2003 and nonperforming assets increased to 0.47% at September 30, 2004 from 0.32% at December 31, 2003.

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

(Dollars in thousands)	Sept. 30, 2004	Dec. 31, 2003

Nonaccrual loans	$7,224	$1,717
Loans 90 days past due and still accruing	377	2,308

Total nonperforming loans	$7,601	$4,025

Foreclosed assets	-	464
Repossessed assets	2	4

Total nonperforming assets	$7,603	$4,493

Nonperforming loans to total loans	0.56%	0.35%
Nonperforming assets to total assets	0.47%	0.32%

Net charge-offs for the nine months ended September 30, 2004 totaled $4.1 million as compared to $1.2 million for the same period in 2003. The ratio of net charge-offs to average loans was 0.43% on an annualized basis for the first nine months of 2004 compared to 0.16% for the first nine months of 2003. The increase is directly related to the $2.8 million charge-off associated with the commercial borrower described above.

The allowance for loan losses as of September 30, 2004 was $18.6 million, or 1.37% of total portfolio loans, compared to $16.1 million, or 1.39% of total loans at December 31, 2003. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for loans considered impaired, a formula allowance for graded loans, and general allocations based on historical trends for pools of similar loan types.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $1.14 million at September 30, 2004 and $792,000 at December 31, 2003.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our loss experience, the banking industry’s historical loan loss experience, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $15.5 million at September 30, 2004 and $13.4 million at December 31, 2003.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive an allowance allocation based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.7 million at September 30, 2004 and $1.6 million at December 31, 2003.

During the nine months ended September 30, 2004 the allowance for loan losses increased by $2.5 million and was largely a result of additional provisions associated with an increase in the formula allowance due to the significant growth we have experienced in the commercial loan portfolio. The continued increase in the allowance was deemed necessary given the significant growth in loans, the unseasoned nature of our portfolio and the still soft, although improving, economic conditions both on a national basis and locally.

Deposits and Other Borrowings: Total deposits increased $213.2 million to $1.32 billion at September 30, 2004 compared to $1.11 billion at December 31, 2003. The majority of the growth for the first nine months of 2004 has been in lower costing transaction accounts, primarily money market accounts. Money market balances have grown by approximately $177 million since December 31, 2003, primarily during the third quarter as a result of both seasonal increases for our business customers and success in attracting large depositors. Although the balances for these large depositors may vary from period to period, we expect these relationships to be a long-term source of funding. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect this trend of growth in transaction account deposits to continue.

The decline in other borrowings of $24.1 million was related to a reduction in FHLB advances, primarily from the pay-off of short-term variable rate advances, as a result of the strong deposit growth that has occurred in the first nine months of 2004.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended September 30, 2004 was $2.12 million, or $0.24 per diluted share as compared to third quarter 2003 net income of $3.06 million, or $0.34 per diluted share. Net income for the nine months ended September 30, 2004 was $8.33 million, or $0.93 per diluted share, compared to $8.81 million, or $0.99 per diluted share, for the same period in the prior year.

The results for both the three and nine months ended September 30, 2004 include a charge against earnings of $2.3 million ($1.5 million after tax), or approximately $0.17 per share, for a loss associated with the impaired commercial loan relationship that occurred during the third quarter as previously described under Portfolio Loans and Asset Quality.

Net Interest Income: Net interest income for the third quarter totaled $13.6 million, an increase of 25% as compared to the 2003 quarter. Net interest income for the first nine months of 2004 totaled $37.6 million, an increase of 22% as compared to $30.8 million for the same period in 2003. The increase for both the three and nine month periods was driven primarily by significant growth in average earning assets. Average earning assets increased $309.9 million to $1.48 billion for the third quarter of 2004 compared to the third quarter of 2003, and $265.6 million to $1.40 billion for the nine month period ended September 30, 2004 compared to the same period in the prior year. The effect of the growth in earning assets was slightly offset by a five basis point decline in the net interest margin to 3.66% for the quarter and a four basis point decline to 3.59% for the nine month period ended September 30, 2004.

A slightly greater reliance on interest bearing liabilities to fund the growth in interest earning assets was the primary reason for the slight decline in the net interest margin for both the three and nine month periods. In addition, when comparing the three month periods, the yield on earning assets declined slightly more than the cost of funds, resulting in a decline in the net interest spread to 3.42% for the three month period ended September 30, 2004 from 3.44% for the same period in 2003. The net interest spread remained flat for the nine month periods.

During both the three and nine month periods, the decline in the yield on earning assets was offset by a decline in the cost of funds. The yield on earning assets declined by 8 basis points and 24 basis points, respectively, for the three and nine months ended September 30, 2004 as compared to the same periods in the prior year. The decline for both periods is primarily related to the general decline in the yield on investment securities and fixed rate loans within the generally low interest rate environment. The effect of this decline was partially offset by an increase in the yield on variable rate loans due to the recent 75 basis point increases in short-term rates that began at the end of June of this year. The cost of funds declined by 6 basis points and 24 basis points, respectively, for the three and nine months ended September 30, 2004 as compared to the same periods in the prior year. The decline for both periods was primarily the result of a favorable shift in the mix of the deposit portfolio to lower costing core deposits. These lower costing core deposits, including demand, money market and savings accounts, represented approximately 65% and 64%, respectively, of the deposit portfolio for the three and nine month periods ended September 30, 2004 compared to 57% and 55%, respectively, for the three and nine month periods ended September 30, 2003.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. In addition, we would expect the recent increases in short-term interest rates by the Federal Reserve Bank to have a favorable impact on our net interest margin, driven largely by our significant portfolio of variable rate loans.

The following table shows an analysis of net interest margin for the three-month periods ending September 30, 2004 and 2003.

	For the three months ended September 30,

	2004			2003

	Average Balance	Interest Earned Or paid	Average Yield Or cost	Average Balance	Interest Earned Or paid	Average Yield Or cost

	(Dollars in thousands)
Assets
Taxable securities	$87,967	$908	4.13%	$66,511	$776	4.67%
Tax-exempt securities (1)	42,373	452	6.63%	26,900	292	6.73%
Loans	1,331,566	18,838	5.56%	1,070,801	15,228	5.59%
Fed funds sold	12,078	36	1.18%	2,639	6	0.86%
Federal Home Loan Bank stock	9,804	110	4.39%	7,023	71	3.94%

Total interest earning assets (1)	1,483,788	20,344	5.46%	1,173,874	16,373	5.54%

Noninterest earning assets
Cash and due from banks	37,281			31,110
Other	64,358			61,970

Total assets	$1,585,427			$1,266,954

Liabilities
NOWs and MMDAs	$629,637	1,892	1.20%	$410,581	821	0.79%
Savings	39,629	20	0.20%	39,930	26	0.26%
IRAs	27,269	220	3.21%	25,692	231	3.57%
Time deposits	411,193	2,703	2.61%	403,110	2,962	2.91%
Fed funds borrowed	16,538	70	1.63%	10,230	32	1.22%
Other borrowings	182,325	1,820	3.91%	135,078	1,365	3.95%

Total interest bearing liabilities	1,306,591	6,725	2.04%	1,024,621	5,437	2.10%

Noninterest bearing liabilities
Noninterest bearing demand accounts	149,002			117,535
Other noninterest bearing liabilities	3,983			5,255

Shareholders' equity	125,851			119,543

Total liabilities and shareholders' equity	$1,585,427			$1,226,954

Net interest income		$13,619			$10,936

Net interest spread (1)			3.42%			3.44%
Net interest margin (1)			3.66%			3.71%
Ratio of average interest earning assets to
Average interest bearing liabilities	113.56%			114.57%

(1)     Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the nine-month periods ending September 30, 2004 and 2003.

	For the nine months ended September 30,

	2004			2003

	Average Balance	Interest Earned Or paid	Average Yield Or cost	Average Balance	Interest Earned Or paid	Average Yield Or cost

	(Dollars in thousands)
Assets
Taxable securities	$82,671	$2,623	4.23%	$66,866	$2,443	4.87%
Tax-exempt securities (1)	38,323	1,229	6.64%	21,729	725	6.89%
Loans	1,263,972	52,073	5.43%	1,036,983	44,262	5.65%
Fed funds sold	5,105	44	1.13%	2,171	16	0.99%
Federal Home Loan Bank stock	9,374	316	4.43%	6,061	221	4.82%

Total interest earning assets (1)	1,399,445	56,285	5.37%	1,133,810	47,667	5.61%

Noninterest earning assets
Cash and due from banks	33,200			30,743
Other	66,569			59,470

Total assets	$1,499,214			$1,224,023

Liabilities
NOWs and MMDAs	$564,005	4,637	1.10%	$391,370	2,835	0.97%
Savings	38,541	61	0.21%	33,751	102	0.40%
IRAs	26,945	654	3.24%	25,308	707	3.74%
Time deposits	397,426	8,115	2.73%	408,709	9,420	3.08%
Fed funds borrowed	23,189	232	1.32%	12,018	125	1.37%
Other borrowings	183,453	5,006	3.58%	121,790	3,647	3.95%

Total interest bearing liabilities	1,233,559	18,705	2.02%	992,946	16,836	2.26%

Noninterest bearing liabilities
Noninterest bearing demand accounts	134,773			107,146
Other noninterest bearing liabilities	6,083			6,058

Shareholders' equity	124,799			117,873

Total liabilities and shareholders'
equity	$1,499,214			$1,224,023

Net interest income		$37,580			$30,831

Net interest spread (1)			3.35%			3.35%
Net interest margin (1)			3.59%			3.63%
Ratio of average interest earning assets to
Average interest bearing liabilities	113.45%			114.19%

(1)     Yield adjusted to fully tax equivalent.

Provision for Loan Losses: The provision for loan losses for the three and nine month periods ended September 30, 2004 increased to $3.9 million and $6.6 million, respectively, as compared to $1.0 million and $2.9 million for the same periods in the prior year. The increase for both the three and nine month periods ended September 30, 2004 is largely related to the $2.3 million additional provision for the one commercial borrower described earlier under Portfolio Loans and Asset Quality. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the earlier discussion under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2004 declined to $2.3 million and $7.3 million, respectively, from $2.8 million and $7.5 million for the same periods in the prior year. The decline in gains on mortgage loan sales in both the three and nine month periods was partially offset by an increase in deposit service charges, trust fees and other income. Gains on the sales of mortgage loans for the three and nine month periods ended September 30, 2004 were $340,000 and $1.6 million compared to $1.3 million and $3.3 million for the same periods in 2003. The general rise in mortgage rates since the prior year, when rates were at historic lows, has resulted in a corresponding decline in mortgage loan refinancing volume.

The increase in deposit service charges of $147,000 and $275,000 for the three and nine month periods primarily reflects the growth we have experienced in our transaction account balances. The increase in trust fees for both the three and nine month periods is primarily due to the development of new relationships.

Noninterest Expense: Noninterest expense for the three and nine month periods ended September 30, 2004 increased to $8.9 million and $26.1 million, respectively, from $8.1 million and $22.2 million for the same periods in the prior year. Salaries and benefits increased by $532,000 for the third quarter and $2.2 million for the first nine months of 2004 compared to the same periods in the prior year. Our growth has required additional staff in various areas including new branches, lending, trust and investment service departments and operations which are all necessary to support increased customer activity. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Occupancy and furniture and equipment expense have increased along with our branch expansion, which included five new locations since the third quarter of 2003, and partially due to our new corporate headquarters, which we moved into during the second quarter of 2003. The decline in legal and professional fees of $140,000 and $134,000 for the three and nine month periods is primarily attributable to reimbursements from our insurance carrier associated with the Trade Partners litigation. For further information regarding litigation related to Trade Partners, please refer to Part II of this form, Item 1 – Legal Proceedings. Although we expect noninterest expense levels to generally rise with our growth, we expect to continue to improve our efficiency by better utilizing our capacity as we grow. The efficiency ratio improved to 56.25% for the third quarter of 2004 compared to 59.11% for the same quarter in 2003. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

LIQUIDITY AND CAPITAL RESOURCES

Total shareholders’ equity increased $4.9 million to $126.8 million at September 30, 2004 from December 31, 2003, as the retention of earnings was slightly offset by a reduction in accumulated other comprehensive income.

Net income generated during the first nine months of 2004 of $8.3 million was partially offset by cash dividends of $3.1 million, or $.35 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On April 21, 2004 we announced our fourth consecutive annual stock dividend, set at 5%, which was paid on May 28, 2004 to shareholders of record as of May 12, 2004. All per share and average share information in this report has been adjusted to reflect the effect of this dividend.

The change in accumulated other comprehensive income was due to a decrease in both the market value of securities available for sale and the derivative instruments associated with the Company’s interest rate swap arrangements due principally to the general rise in longer-term interest rates during the first nine months of 2004. For more information regarding our interest rate swap arrangements see Note 9 to the consolidated financial statements.

At September 30, 2004, our total capital to risk-weighted assets was 11.1% compared to 10.9% at December 31, 2003. Our Tier 1 Capital as a percent of average assets was 8.5% at September 30, 2004 and 8.8% at December 31, 2003. Both ratios continue to be maintained at levels in excess of the regulatory minimums for well capitalized institutions. An increase associated with our issuance of trust preferred securities in the first quarter of 2004 has been largely offset by significant growth in our assets. On March 18, 2004, we raised additional regulatory capital by participating in a pooled trust preferred security issuance in the amount of $20.0 million. Of this $20.0 million, approximately $12.0 million qualified as Tier 1 capital with the remaining qualifying as Tier 2 capital. For more information regarding the trust preferred securities, please refer to Note 10 of the Notes to Consolidated Financial Statements.

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

The following table summarizes our interest rate repricing gaps (in thousands) for selected maturity periods as of September 30, 2004.

	<3 Months	3-12 Months	1-5 Years	Over 5 Years	Total
Assets:
Fixed rate loans	$33,455	$61,611	$291,049	$54,181	$440,296
Variable rate loans	863,519	5,049	48,000	4,153	920,721
Taxable securities	41	4,161	78,495	5,504	88,201
Tax-exempt securities	-	-	-	47,213	47,213
Federal Home Loan Bank stock	10,344	-	-	-	10,344
Federal Funds Sold	3,322	-	-	-	3,322
Loan Loss Reserve	-	-	-	-	(18,600)
Cash & due from banks	-	-	-	-	38,258
Acquisition intangibles	-	-	-	-	26,369
Loans held for sale	-	-	-	-	1,942
Fixed assets	-	-	-	-	44,558
Other assets	-	-	-	-	14,370

Total	$910,681	$70,821	$417,544	$111,051	$1,616,994

Liabilities:
Time deposits $100,000 and over	$87,475	$133,288	$74,651	$-	$295,414
Time deposits under $100,000	16,989	73,647	51,320	-	141,956
Other borrowings	17,598	20,900	42,785	81,571	162,854
Savings	38,247	-	-	-	38,247
NOW & money market accounts	697,602	-	-	-	697,602
Non-Interest Bearing Deposits	-	-	-	-	149,343
Other Liabilities & Equity	-	-	-	-	131,578

Total	$857,911	$227,835	$168,756	$81,571	$1,616,994

Period interest rate gap:	52,770	(157,014)	248,788	29,480
Cumulative interest rate gap:	52,770	(104,244)	144,544	174,024
Cumulative interest rate gap
to total assets	3.26%	(6.45)%	8.94%	10.76%
Rate sensitive assets to rate
Sensitive liabilities	1.06	0.31	2.47	1.36
Cumulative rate sensitive assets to
Rate sensitive liabilities	1.06	0.90	1.12	1.13

The above table shows that total assets maturing or repricing within three months exceeded liabilities maturing within the same time period by $52.8 million indicating that we are asset sensitive in this time horizon. To offset the asset sensitivity in this time horizon, we have entered into interest rate swaps that have the effect of converting $100.0 million in variable rate loans repricing in less than three months into fixed rate loans repricing in one to five years. The interest rate swaps are not reflected in the table above and are more fully discussed in Note 9 of the Consolidated Financial Statements.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2004 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$142,982	(8.41)%	$61,028	5.87%
Interest rates up 100 basis points	151,442	(2.99)	59,392	3.03
No change in interest rates	156,104	-	57,645	-
Interest rates down 100 basis points	160,335	2.71	55,710	(3.36)
Interest rates down 200 basis points	169,598	8.64	52,562	(8.82)

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. In October 2004, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $18 million, and had claims pending for an additional $10 million (though other parties assert claims to some of these proceeds). He reported at the same time that he had paid premiums on the portfolio totaling approximately $7.8 million since the inception of the receivership. As of October 15, 2004, the receiver reported cash on hand in excess of $8.5 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments.

In addition, on July 1, 2003, the United States District Court for the Western District of Michigan authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank has agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. As of September 30, 2004 no draws had yet been made on the line of credit.

The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing has yet been set on the plan, though one may be held before the end of calendar year 2004. The receiver has received authorization from the Court to pursue a sale of the entire portfolio. The Company understands that a proposal to purchase the portfolio has been submitted to the receiver, but the Company does not know what his response to the proposal will be or what the terms may be of any proposed sale which might be submitted to the Court for approval. The Company also has no information on the amount of distributions the receiver may propose to make to investors, or when such distributions might begin.

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

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Securities Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: November 5, 2004

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

Date: November 5, 2004

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

Date: November 5, 2004

/s/ Jon W. Swets —————————————— Jon W. Swets Chief Financial Officer

EXHIBIT 32.1

Benj. A. Smith III, Chief Executive Officer of Macatawa Bank Corporation and Jon W. Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)	the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: November 5, 2004

/s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chief Executive Officer /s/ Jon W. Swets —————————————— Jon W. Swets Senior Vice President and Chief Financial Officer