Form 10-K
period 2004-12-31
MACATAWA BANK CORP
filed 2005-03-11
CIK 1053584

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

_________________

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X].

The registrant’s revenues for 2004 were $88,371,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a per share price of $27.49 as of June 30, 2004, was $214,819,000 (common stock, no par value). As of March 4, 2005, there were outstanding 8,849,996 shares of the Company’s common stock (no par value). Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2005 are incorporated by reference into Part II and Part III of this Report.

PART I

ITEM 1:	Business

        As used in this Annual Report, the terms “we,” “us,” “our” and “Macatawa” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.

General

        Macatawa Bank Corporation is a Michigan corporation and is a financial holding company and the bank holding company for its wholly owned banking subsidiary, Macatawa Bank, as well as Macatawa Investment Services, Inc., Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), and its results are included in the consolidated statements of income since this effective date. To achieve further synergies from the Grand Bank acquisition, we merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. At the same time, Grand Bank Mortgage Company was merged into Macatawa Bank Mortgage Company.

        Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-two branch offices and a lending and operational service facility offering commercial and personal banking services, including checking and savings accounts (including certificates of deposit), safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from the NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various brokerage services including discount brokerage, personal financial planning and consultation regarding mutual funds. Macatawa Statutory Trust I is a grantor trust that issued a pooled trust preferred security in July, 2003. Macatawa Statutory Trust II is a grantor trust that issued a pooled trust preferred security in March, 2004. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis. As of December 31, 2004, we had total assets of $1.67 billion, total deposits of $1.35 billion, approximately 79,000 deposit accounts and shareholders’ equity of $129.07 million.

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

Products and Services

        Deposit Services. We offer a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We solicit these accounts from individuals, businesses, associations, churches, nonprofit organizations, financial institutions and government authorities. We may also use alternative funding sources as needed, including advances from Federal Home Loan Banks, certificates of deposit purchased from brokers and the packaging of loans for securitization and sale.

        Deposits are gathered primarily from the communities we serve through our network of 22 branches. We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit having many options in their terms.

        We set our deposit pricing to be competitive with other banks in our market area. This has enabled us to increase deposits from new, as well as existing customers, while maintaining a healthy net interest margin. We periodically purchase brokered deposits to supplement funding needs. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 11% of total deposits at December 31, 2004 and approximately 10% at December 31, 2003. We operate in a very competitive environment, competing with other local banks similar in size and with significantly larger regional banks. We monitor rates at other financial institutions in the area to ascertain that our rates are competitive with the market. We also attempt to offer a wide variety of products to meet the needs of our customers.

        Deposit Portfolio Composition. The following table sets forth the average deposit balances and the weighted average rates paid thereon.

(Dollars in thousands)	Average for the Year

	2004		2003		2002

	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Noninterest bearing demand	$139,510	--	$110,670	--	$82,757	--
Interest bearing demand	587,834	1.2%	395,697	0.9%	334,510	1.1%
savings	38,266	0.2%	35,172	0.4%	24,800	1.1%
Time	435,005	2.8%	432,231	3.1%	348,205	3.7%

Total deposits	$1,200,615	1.6%	$973,770	1.7%	$790,272	2.3%

        The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2004:

(Dollars in thousands)	Amount

Three months or less	$87,432
Over 3 months through 6 months	87,017
Over 6 months through 1 year	76,337
Over 1 year	80,891

Total	$331,677

      Lending Activities.

        Loan Portfolio Composition. The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

	Year Ended December 31

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$676,637	48%	$536,884	46%	$417,757	44%	$133,428	25%	$79,444	19%
Residential real estate	218,999	16%	172,647	15%	133,843	14%	67,655	12%	60,822	15%
Other commercial	338,398	24%	312,131	27%	279,923	29%	269,993	49%	214,098	52%
Consumer	162,353	12%	135,445	12%	129,515	13%	74,617	14%	56,312	14%

Total loans	$1,396,387	100%	$1,157,107	100%	$961,038	100%	$545,693	100%	$410,676	100%

Less:
Allowance for loan losses	(19,251)		(16,093)		(13,472)		(7,699)		(5,854)

Total loans receivable, net	$1,377,136		$1,141,014		$947,566		$537,994		$404,822

        Nonperforming Assets. The following table shows the composition and amount of our nonperforming assets.

	December 31

(Dollars in thousands)	2004	2003	2002	2001	2000

Nonaccrual loans	$3,249	$1,717	$2,539	$2,084	$155
Loans 90 days or more delinquent and still accruing	772	2,308	259	298	41
Restructured loans	--	--	--	--	--

Total nonperforming loans	$4,021	$4,025	$2,798	$2,382	$196

Foreclosed assets	1,850	464	388	--	--
Repossessed assets	--	4	58	--	--

Total nonperforming assets	$5,871	$4,493	$3,244	$2,382	$196

Nonperforming loans to total loans	.29%	.35%	.29%	.43%	.05%
Nonperforming assets to total assets	.35%	.32%	.28%	.36%	.04%

        Loan Loss Experience. The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

	December 31

(Dollars in thousands)	2004	2003	2002	2001	2000

Loans: Average daily balance of loans for the year	$1,295,887	$1,046,723	$831,709	$474,318	$347,351
Amount of loans outstanding at end of period	1,396,387	1,157,107	961,038	545,693	410,676

Allowance for loan losses:
Balance at beginning of year	$16,093	$13,472	$7,699	$5,854	$3,995
Balances from GBFC acquisition	--	--	3,464
Addition to allowance charged to operations	7,890	4,105	3,321	2,285	1,931
Loans charged-off:
Commercial	(4,833)	(1,308)	(1,143)	(485)	(67)
Residential Real Estate	(21)	(50)	--	(1)	--
Consumer	(91)	(187)	(128)	(27)	(20)
Recoveries:
Commercial	180	26	249	63	14
Residential Real Estate	11	17	0	1	--
Consumer	22	18	10	9	1

Balance at end of year	$19,251	$16,093	$13,472	$7,699	$5,854

Ratios:
Net charge-offs to average loans
outstanding	.37%	.14%	.12%	.09%	.02%
Allowance for loan losses to loans	1.38%	1.39%	1.40%	1.41%	1.43%
outstanding at year end

        Allocation of the Allowance for Loan Losses. The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.

(Dollars in thousands)	Year Ended December 31

	2004		2003		2002		2001		2000

	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and
commercial real
estate	$17,324	78.7%	$14,371	78.3%	$11,207	72.6%	$6,391	73.9%	$3,902	71.5%
Real estate
mortgages	476	9.7%	360	10.0%	326	13.9%	196	12.4%	176	14.8%
Consumer	1,243	11.6%	1,074	11.7%	950	13.5%	564	13.7%	435	13.7%
Unallocated	208	--	288	--	989	--	548	--	1,341	--

Total	$19,251	100%	$16,093	100.0%	$13,472	100.0%	$7,699	100.0%	$5,854	100.0%

        Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the amount of total loans outstanding as of December 31, 2004 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(dollars in thousands)	Maturing

	Within One Year	After One, But Within Five Years	After Five Years	Total

Commercial real estate	$210,644	$439,789	$26,204	$676,637
Residential real estate	37,887	56,475	124,637	218,999
Other commercial	211,967	121,092	5,339	338,398
Consumer	26,126	34,923	101,304	162,353

Totals	$486,624	$652,279	$257,484	$1,396,387

Allowance for loan losses				(19,251)

Total loans receivable, net				$1,377,136

        Interest Sensitivity. Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates at December 31, 2004.

(dollars in thousands)	Fixed Rate	Variable Rate	Total

Due within 3 months	$36,210	$906,626	$942,836
Due after 3 months, but within 1 year	51,176	5,650	56,826
Due after one but within 5 years	289,231	51,867	341,098
Due after 5 years	52,297	3,330	55,627

Total	$428,914	$967,473	$1,396,387

Allowance for loan losses			(19,251)

Total loans receivable, net			$1,377,136

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

        Generally we originate residential mortgage loans with loan-to-value ratios not to exceed 80%. For loans with loan-to-value ratios that equal or exceed 90% at origination, we require private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less of the lower of the appraised value or purchase price of the underlying collateral. In underwriting one- to four-family residential real estate loans, we evaluate both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing one- to four-family residential real estate loans that we made are appraised by independent fee appraisers. We require borrowers to obtain title insurance and fire, property and, if necessary, flood insurance.

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

        Permanent multi-family and commercial real estate loans have a maximum maturity of 10 years with an amortization period of up to 20 years. Most of these loans, however, have maturities of 5 years or less with amortization periods of 15 and 20 years. Multi-family loans and commercial real estate loans are generally written in amounts of up to 80% of the lesser of the appraised value of the property or the purchase price, and borrowers are generally personally liable for all or part of the indebtedness.

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

        Our home equity installment loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, generally will not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans have a maximum maturity of 5 years with an amortization period of up to 15 years, and carry fixed rates of interest.

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

        Securities.        Our security portfolio is classified as either “available for sale” or “held to maturity.” Securities classified as “available for sale” may be sold to meet our liquidity needs. The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include earnings, liquidity and decreased overall exposure to changes in interest rates. The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	Year Ended December 31

	2004	2003	2002

U.S. Treasury and U.S. Government Agencies	$91,399	$76,225	$71,867
State and municipal bonds	48,402	33,448	18,303

Total	$139,801	$109,673	$90,170

        Excluding our investment portfolio holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer which exceeded 10% of shareholders’ equity.

        Schedule of Maturities of Investment Securities and Weighted Average Yields. The following is a schedule of investment security maturities and their weighted average yield by category at December 31, 2004.

(dollars in thousands)	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Investments with No Contractual Maturity

	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield

U.S. Treasury and U.S.
Government Agencies	$4,057	4.93%	$83,025	4.05%	$3,973	3.37%	$344	4.55%	--	--
Tax-exempt state and municipal bonds (1)	--		--		11,757	6.94%	36,645	6.40%	--	--

Total (1)	$4,057	4.93%	$83,025	4.05%	$15,730	6.00%	$36,989	6.39%	--	--

(1)     Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

        Trust Services. We began offering trust services in January 1999, to further provide for the financial needs of our customers. With the acquisition of Grand Bank in April 2002 our trust assets increased by over $500 million and as of December 31, 2004, the Trust Department had assets of approximately $1.0 billion. Our types of service include both personal trust and employee benefit plans.

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

Competition

        Our primary market area includes Ottawa County, Kent County and northern Allegan County, all located in Western Michigan. There are many bank, thrift and credit union offices located within our market area. Most are branches of larger financial institutions. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Many of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans principally through our ability to communicate effectively with our customers and to understand and meet their needs. Our management believes that our personal service philosophy enhances our ability to compete favorably in attracting individuals and small businesses. We actively solicit customers and compete for deposits by offering our customers personal attention, professional service, and competitive interest rates.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, our earnings or our competitive position.

Employees

        As of December 31, 2004, we had 299 full-time and 108 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

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

        Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other items, be denied approval to acquire or establish additional banks or non-bank businesses.

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

        Federal Securities Regulation. Our common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets. The SEC continues to issue new and proposed rules implementing various provisions of the Sarbanes-Oxley Act.

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

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized	10% or above 8% or above Less than 8% Less than 6% --	6% or above 4% or above Less than 4% Less than 3% --	5% or above 4% or above Less than 4% Less than 3% A ratio of tangible equity to total assets of 2% or less

        As of December 31, 2004, each of Macatawa Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

        We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan. Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424. Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations.

        Our facilities as of March 1, 2005, were as follows:

Location of Facility

10753 Macatawa Drive, Holland

51 E. Main Street, Zeeland*
125 Ottawa Avenue N.W., Grand Rapids*
126 Ottawa Avenue N.W., Grand Rapids*
139 E. 8th Street, Holland*
489 Butternut Dr., Holland
701 Maple Avenue, Holland
699 E. 16th Street, Holland
41 N. State Street, Zeeland
2020 Baldwin Street, Jenison
6299 Lake Michigan Dr., Allendale
132 South Washington, Douglas
4758 - 136th Street, Hamilton*
3526 Chicago Drive, Hudsonville
20 E. Lakewood Blvd., Holland
3191 - 44th Street, S.W., Grandville
8233 Byron Center Avenue S.W., Byron Center*
5271 Clyde Park Avenue, S.W., Wyoming
4590 Cascade Road, Grand Rapids
3177 Knapp Street, N.E., Grand Rapids
15135 Whittaker Way, Grand Haven
12415 Riley Street, Holland
2750 Walker N.W., Walker
1575 - 68th Street S.W., Grand Rapids

* Leased facility	Use

Main Branch, Administrative, and
Loan Processing Offices
Branch Office
Trust and Mortgage Offices
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office
Branch Office and Loan Center
Branch Office
Branch Office and Loan Center
Branch Office and Loan Center
Branch Office
Branch Office
Branch Office

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

        A lawsuit was filed in April 2003 by John and Kathryn Brand in Oklahoma state court against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The Company and Grand Bank have answered this complaint, denying the material allegations and raising certain affirmative defenses. No trial date has yet been set. The Company has also filed a motion to stay this action until Trade Partners can be joined as a party (all actions against Trade Partners have been stayed since April 2003 by order of the United States District Court for the Western District of Michigan). The Oklahoma state court has orally advised counsel that it has decided to grant the Company’s stay motion, though as of March 8, 2005 no official order had yet been entered.

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

        On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals sold by Trade Partners to investors, the court appointed receiver has been coordinating the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies do not lapse. The receiver informed the Company that nine policies with a total face value of approximately $1.4 million lapsed for failure to pay premiums prior to the receiver’s coordination efforts. In addition, about $700,000 is being contested as to lapses.

        The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of January 15, 2005, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $24.6 million, and had claims pending for an additional $7.4 million (though other parties assert claims to some of these proceeds). He reported at the same time that he had sufficient funds to pay premiums through June 30, 2005 as they accrue. As of January 15, 2004, the receiver reported cash on hand of approximately $12.3 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments.

        In addition, on July 1, 2003, the United States District Court for the Western District of Michigan authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank agreed to extend a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. No draws were made against the line, and the line expired during the fourth quarter of 2004.

        The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing has yet been set on the plan. The receiver has received authorization from the Court to pursue a sale of the entire portfolio, and on January 19, 2005 filed a motion seeking approval of a sale of the entire portfolio with a face value of approximately $170 million to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value. The sale agreement allows for an auction to be held under the supervision of the Court in the event overbids meeting certain criteria are received before the hearing date on the motion for approval of the sale. A hearing on the sale motion was held before the Magistrate Judge on February 24 and 25, 2005, and is scheduled to resume on March 10, 2005. The receiver has indicated that, depending on the outcome of the motion to sell the portfolio, he may propose a new plan of distribution by the end of the first calendar quarter of 2005. The receiver reported as of January 18, 2005 that claims against the receivership estate totaling $81,750,316.64 have been approved, and that he estimates total claims will be approximately $174,061,528.92.

        The Company has no information on the amount of distributions the receiver may propose to make to investors, or when such distributions might begin.

        It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, Management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. One carrier has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity pursuant to a reservation letter asserting certain coverage defenses.

        As of the date hereof, except as disclosed above, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

ITEM 4:	Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2004 to a vote of our shareholders.

ADDITIONAL ITEM: Executive Officers of the Registrant.

        The list below identifies those persons designated as executive officers of Macatawa Bank Corporation and Macatawa Bank.

Name	Age	Year Elected an Executive Officer	Positions Held

Benj. A. Smith, III	61	1997	Chairman of the Board and Chief Executive Officer of Macatawa Bank Corporation.

Philip J. Koning	50	1997	President and Chief Executive Officer of Macatawa Bank and Treasurer and Secretary of Macatawa Bank Corporation.

Jon W. Swets	39	2002	Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation and Macatawa Bank.

Ray D. Tooker	61	2000	Senior Vice President Loan Administration of Macatawa Bank.

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is quoted on the Nasdaq National Market. High and low sales prices (as reported on the Nasdaq National Market) for each quarter are included in the following table. The information in the following table has been retroactively adjusted to reflect the effect of all stock dividends paid.

	2004			2003

Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First Quarter	$28.00	$24.19	$0.11	$20.47	$17.69	$0.09

Second Quarter	$28.50	$24.00	$0.12	$23.56	$18.74	$0.10

Third Quarter	$28.75	$24.88	$0.12	$24.38	$21.19	$0.10

Fourth Quarter	$32.99	$25.85	$0.15	$27.95	$22.05	$0.11

        On February 24, 2005, there were approximately 743 owners of record and, in addition, approximately 5,213 beneficial owners of our common stock.

        The Company declared its first cash dividend, amounting to $.06 per share, during the fourth quarter of 2000. Quarterly cash dividends totaling $.25 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001. Quarterly cash dividends totaling $.31 were paid during 2002, and a 4% stock dividend was declared during the second quarter of 2002. Quarterly cash dividends totaling $.40 were paid during 2003, and a 5% stock dividend was declared during the second quarter of 2003. Quarterly cash dividends totaling $.50 were paid during 2004, and a 5% stock dividend was declared during the second quarter of 2004. All of these cash dividend amounts have been retroactively adjusted to reflect the effect of the stock dividends.

        We intend to continue to declare quarterly cash dividends in the future. We may also consider declaring stock dividends on an annual basis. We expect to obtain the funds for the payment of future cash dividends from cash currently held and from the dividends we receive from Macatawa Bank out of its earnings. However, there can be no assurance that we will have the financial resources to continue to pay dividends in the future.

ITEM 6:	Selected Financial Data.

        The information set forth under the caption “Selected Consolidated Financial Data” in our Annual Report to Shareholders for the year ended December 31, 2004, is incorporated by reference and is filed as part of Exhibit 13 to this form 10-K Annual Report.

ITEM 7:	Management's Discussion and Analysis of Results of Operations and Financial Condition.

        The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our Annual Report to Shareholders for the year ended December 31, 2004, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk.

        The information set forth under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Sensitivity to Market Risk” in our Annual Report to Shareholders for the year ended December 31, 2004, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 8:	Financial Statements and Supplementary Data.

        The information set forth under the captions “Quarterly Financial Data,” “Report of Independent Registered Public Accounting Firm on Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” in our Annual Report to Shareholders for the year ended December 31, 2004, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

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

        (b)        Management’s Report on Internal Control over Financial Reporting.

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

        Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Crowe Chizek and Company LLC, an independent registered certified public accounting firm, as stated in their report included in Exhibit 13 to this Annual Report on Form 10-K which is incorporated herein by reference.

        (c)        Changes in Internal Controls.

        There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	Other Information.

        None.

PART III

ITEM 10:	Directors and Executive Officers of the Registrant.

        The information set forth on pages 4-5, under the caption “Information About Directors” and on page 13 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement dated March 10, 2005, relating to our 2005 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to our Executive Officers is included in Part I hereof entitled “Executive Officers of the Registrant.” There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

        We have adopted a Senior Officer Code of Ethics. A copy of our Senior Officer Code of Ethics is available upon request by writing to the Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

ITEM 11:	Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors” and “Executive Compensation,” in our definitive Proxy Statement dated March 10, 2005, relating to our 2005 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained on Page 2 under the caption “Voting Securities and Principal Holders Thereof” and on page 11 under the caption “Security Ownership of Management” in our definitive Proxy Statement dated March 10, 2005, relating to our 2005 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

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

The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2004. The following information has been adjusted to reflect the effect of all stock dividends.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation
plans approved by
security holders	508,846	$19.13	172,403

Equity compensation
plans not approved
by security holders	0	NA	0

Total	508,846	$19.13	172,403

(1)     We had not granted warrants or rights applicable to this chart.

ITEM 13:	Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained on page 12, under the caption “Transactions Involving Management” in our definitive Proxy Statement dated March 10, 2005, relating to our 2005 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained on page 15, under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement dated March 10, 2005, relating to our 2005 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

PART IV

ITEM 15:	Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 4, 2005.

MACATAWA BANK CORPORATION

By: /s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jon W. Swets
——————————————
Jon W. Swets
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2005, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature
/s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III, Principal Executive Officer and a Director	March 4, 2005

/s/ Jon W. Swets —————————————— Jon W. Swets, Principal Financial and Accounting Officer	March 4, 2005

/s/ G. Thomas Boylan —————————————— G. Thomas Boylan, Director	March 4, 2005

/s/ Robert E. DenHerder —————————————— Robert E. DenHerder, Director	March 4, 2005

/s/ John F. Koetje —————————————— John F. Koetje, Director	March 4, 2005

/s/ Philip J. Koning —————————————— Philip J. Koning, Director and President	March 4, 2005

/s/ Arend D. Lubbers —————————————— Arend D. Lubbers, Director	March 4, 2005

EXHIBIT INDEX

Exhibit Number and Description

2	Consolidation Agreement dated December 10, 1997, incorporated by reference to Exhibit 2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

3.1	Articles of Incorporation of Macatawa Bank Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3.2	Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

4	Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1	Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 5, 1999, for the Annual Meeting of Shareholders held April 15, 1999, as further amended by the Second Amendment included as Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Annual Meeting of Shareholders held April 18, 2002, both of which amendments are incorporated herein by reference.

10.2	Macatawa Bank Corporation 1998 Directors’ Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Macatawa Bank Corporation Annual Meeting of Shareholders held April 18, 2002, which is incorporated herein by reference.

10.3	Employment Agreement between Benj. A Smith III and Macatawa Bank Corporation dated August 25, 2004, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Report on Form 8-K dated August 26, 2004.

10.4	Form of Indemnity Agreement between Macatawa Bank Corporation and each of its directors, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5	Investment Management Agreement between Macatawa Bank and Smith & Associates Investment Management Services dated March 11, 2004, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

10.6	Form of Stock Option Agreement.

13	Annual Report to Shareholders for the year ended December 31, 2004. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing. This information was delivered to the Company’s shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21	Subsidiaries of the Registrant 23 Consent of Crowe Chizek and Company LLC, independent public accountants

24	Power of Attorney (included on the signature page on page 23 of the Annual Report on Form 10-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.6 – Form of Stock Option Agreement

The standard Form of Agreement under the Stock Compensation Plan and the 1998 Directors’ Stock Option Plan are listed below. There exists no authorized options for further issuance under the Stock Option Plans acquired as part of the acquisition of Grand Bank Financial Corporation.

STOCK COMPENSATION PLAN
STOCK OPTION AGREEMENT

This STOCK OPTION AGREEMENT is made this day of , 20__ between MACATAWA BANK CORPORATION (the “Company”) and __________, an employee of the Company or one of its subsidiaries (the “Employee”), pursuant to the Macatawa Bank Corporation Stock Compensation Plan (the “Plan”). All capitalized defined terms in this Agreement shall have the meaning ascribed to such terms in the Plan, unless other wise defined in this Agreement.

        IT IS AGREED AS FOLLOWS:

        1.        Grant of Option. Pursuant to the Plan, the Company hereby grants to the Employee the option to purchase of the Company’s common stock, no par value, on the terms and conditions herein set forth (the “Option”). All of the shares covered by this Option shall be considered and hereby are designated as incentive stock options (“ISOs”) qualifying under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended.

        2.        Purchase Price. The purchase price of the shares covered by this Option shall be $ per share. The “Committee” (provided for in Article 3 of the Plan) has determined that such price represents one hundred percent 100% of the fair market value of a share of the Company’s common stock on this date.

        3.        Term of Option. The term of this Option shall be for a period of ten (10) years from the date hereof, subject in each case to earlier termination as provided in subsequent paragraphs of this Agreement.

        4.        Employee’s Agreement. In consideration of the granting of the Option, the Employee agrees to remain in the employ of the Company for a period of at lease twelve (12) months from the date hereof (the “Minimum Employment Period”). Such employment, subject to the provisions of any written contract between the Company and the Employee, shall be at the pleasure of the Board of Directors, and this Option Agreement shall not impose on the Company any obligation to retain the Employee in its employ for any period. In the event of the termination of employment of the Employee for any reason during the Minimum Employment Period, this Option shall terminate, unless this Option becomes exersiable as provided in Paragraph 9.

        5.        Exercise of Option. Except as provided in paragraph 9, this Option shall not be exercisable prior to the expiration of the Minimum Employment Period. Thereafter, this Option may be exercised in whole or in part, at any time and from time to time. This Option may not be exercised as to less than 100 shares at any one time, unless the number purchased — is the total number at that time purchasable under this Option. This Option shall be exercised by written notice to the Company. The notice shall state the number of shares with respect to which the Option is being exercised, shall be signed by the person exercising this Option, and shall be accompanied by payment of the full purchase price of the shares in such form as the Committee may accept. This Option agreement shall be submitted to the Company with the notice for purposes of recording the shares being purchased, if exercised in part, or for purposes of cancellation if all shares men subject to this Option are being purchased. In the event the Option shall be exercised pursuant to paragraph 8(c) hereof by any person other than the Employee, such notice shall be accompanied by appropriate proof of the right of such person to exercise the Option. To the extent determined by the Committee in its sole discretion, payment of the purchase price shall be made by: (a) cash, check, bank draft, or money order, payable to the order of the Company; (b) the delivery by the Employee of unencumbered shares of common stock of the Company with a Fair Market Value on the last trading day preceding payment equal to the total purchase price of the shares to be purchased; (c) the reduction in the number of shares issuable upon exercise (based on the fair market value of the shares on the date of exercise); or (d) a combination of (a), (b), and (c). Upon exercise of all or a portion of this Option, the Company shall issue to the Employee a stock certificate representing the number of shares with respect to which this Option was exercised.

        6.        Tax Withholding. The exercise of this Option is subject to the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws in connection with such exercise or the delivery or purchase of shares pursuant hereto. The exercise of this Option shall not be effective unless applicable withholding shall have been effected or obtained in the following manner or in any other manner acceptable to the Committee. Unless otherwise prohibited by the Committee, Optionee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means: (a) tendering a cash payment; (b) authorizing the Company to withhold from the shares otherwise issuable to Optionee as a result of the exercise of this Option a number of shares having a fair market value as of the date that the amount of tax to be withheld is to be determined (‘Tax Date”), which shall be the date of exercise of the Option, less than or equal to the amount of the withholding tax obligation; or (c) delivering to the Company unencumbered shares of the Company’s common stock owned by Optionee having a fair market value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation.

        7.        Nontransferability of Option. This Option shall not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated other than by will or by the laws of descent and distribution, and shall not be subject to execution, levy, attachment or similar process. Any attempted sale, transfer, assignment, pledge, hypothecation or other disposition of this Option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the Option, shall be null and void and without effect. Following any transfer, this Option shall continue to be subject to the same terms and conditions immediately prior to transfer. The designation of a person entitled to exercise this Option after the Employee’s death will not be deemed a transfer.

        8.        Termination of Employment.

        (a)        Termination of Employment for Reasons Other Than Retirement, Disability or Death. Upon Termination of Employment for any reason other than Retirement or on account of Disability or death, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of such Termination of Employment and shall not have been fully exercised, be exercisable, in whole or in part, at any time within a period of three (3) months following Termination of Employment, subject, however, to prior expiration of the term of this Option and any other limitations upon its exercise in effect at the date of exercise.

        (b)        Termination of Employment for Retirement or Disability. Upon Termination of Employment by reason of Retirement or Disability, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of such Retirement or Disability and have not been fully exercised, be exercisable, in whole: or in part, for a period of three (3) years following such Termination of Employment, subject to any other limitations imposed by the Plan. If the Employee dies after such Retirement or Disability, this Option shall be exercisable in accordance with paragraph 8(c) hereof.

        (c)        Termination of Employment for Death. Upon Termination of Employment due to death, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of death and shall not have been folly exercised, be exercisable, in whole or in part, by the personal representative of the Employee’s estate, by any person or persons who shall have acquired this Option directly from the Employee by bequest or inheritance, by a person designated to exercise the Option after the Employee’s death, or a Permitted Transferee only under the following circumstances and during the following periods: (i) if the Employee dies while employed by the Company or a subsidiary, at any time within three (3) years after his or her death, or (ii) if the Employee dies during the extended exercise period following termination of employment specified in paragraph 8(b), at any time within the longer of such extended period or one (1) year after his or her death, subject, in any case, to the earlier expiration of this Option.

        (d)        Termination of Option. If this Option is not exercised within whichever of the exercise periods specified in paragraph 8(a), 8(b) or 8(c) is applicable, this Option shall terminate upon expiration of such exercise period.

        9.        Changes in Capital Structure. The number of shares covered by this Option, and the price per share, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from any combination of shares or the payment of a stock dividend on the Company’s common stock or any other increase or decrease in the number of shares effected without receipt of consideration by the Company.

        In the event of a “Change of Control” (as defined in Section 12.2 of the Plan) of the Company, this Option will be and become fully vested and exercisable irrespective the Minimum Employment Period and irrespective any vesting schedule set forth in this Agreement, unless in the case of a transaction described in clause (iii) or (Iv), of Section 12.2 of the Plan, provisions are made in connection with such transaction for the continuance of the Plan and the assumption of this Option or the substitution for this Option of a new option covering the stock of a successor employer corporation, or a parent or subsidiary thereof, covering the stock of a successor employer corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices.

        In the event of a change in the common stock of the Company as presently constituted, which is limited to a change of all its authorized shares into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares subject to this Option.

        Except as expressly provided in this paragraph 9, the Employee shall have no rights by reason of: (i) any subdivision or combination of shares of stock of any class, (ii) the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class; or (iii) any dissolution, liquidation, merger or consolidation or spinoff of assets or stock of another corporation. Except as provided in this paragraph 9, any issue by the company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to this Option.

        The grant of this Option shall not affect in anyway the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

        10.        Rjghts as a Shareholder. Neither the Employee nor a transferee of this Option shall have any rights as a shareholder with respect to any shares covered hereby until the date he or she shall have become the holder of record of such shares. No adjustment shall be made for dividends, distributions or other rights for which the record date is prior to the date on which he or she shall have become the holder of record thereof, except as provided in paragraph 9 hereof.

        11.        Modification, Extention and Renewal. Subject to the terms and conditions and within the limitations of the Plan, the Committee, subject to approval of the Board of Directors, may modify or renew this Option, or accept its surrender (to. the extent not theretofore exercised) and authorize the granting of a new option or options in substitution therefore (to the extent not theretofore exercised). Notwithstanding the foregoing, no modification shall, without the consent of the Employee, alter or impair any rights or obligations hereunder.

        12.        Postponement of Delivery of Shares and Representations. The Company, in its discretion, may postpone the issuance and/or delivery of shares upon any exercise of this Option until completion of such stock exchange listing, or registration, or other qualification of such shares under any state and/or federal law, rule or regulation as me Company may consider appropriate, and may require any person exercising this Option to make such representations, including a representation that it is the Employee’s intention to acquire shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of shares in compliance with applicable laws, rules and regulations. In such event, no shares shall be issued to such holder unless and until the Company is satisfied with the accuracy of any such representations.

        13.        Subject to Plan. This Option is subject to the terms and provisions of the Macatawa Bank Corporation Stock Compensation Plan. If any inconsistency exists between the provisions of this Agreement and the Plan, the Plan shall govern.

        14.        ISO Stock Option. Any provision of this Option or the Plan to the contrary notwithstanding, neither the Company, the Company’s Board of Directors nor the Committee shall have any authority to take any action or to do anything which would cause the shares designated herein as ISOs to fail to qualify as ISOs within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

        In Witness Whereof, this Stock Option Agreement has been executed the date first above written.

MACATAWA BANK CORPORATION BY —————————————— ITS —————————————— EMPLOYEE ———————————————— PRINT NAME ADDRESS SS#:

1998 DIRECTORS’ STOCK OPTION PLAN
STOCK OPTION AGREEMENT

        STOCK OPTION AGREEMENT, made this _________ day of ___________ , 2004, between MACATAWA BANK CORPORATION (herein called the “Company”) and _________, a director of the Company (me “Grantee”), pursuant to the Macatawa Bank Corporation 1998 Directors’ Stock Option Plan (herein called the “Plan”).

        IT IS AGREED AS FOLLOWS:

        1.        Grant of Option

        Pursuant to the Plan and the terms of this Agreement, the Company hereby grants to Grantee, an Eligible Director under the terms of the Plan, the option to purchase_______ shares of the Company’s common stock, no par value per share.

        2.        Purchase Price

        The purchase price of the shares covered by this option shall be $ 28.80 per share, which represents one hundred percent (100) of the Fair Market Value of the Company’s common stock on this date (“Grant Date”).

        3.        Additional Terms

        (a)        Exercise Period

        The Option may be exercised and Option Shares may be purchased at any time and from time to time on or after Ac first anniversary of the date of this Agreement and prior to the tenth anniversary of the date of this Agreement (“Exercise Period”), subject to the following:

        (1)        If Grantee dies while serving as a director of the Company, this Option shall become immediately exercisable as of the date of death and shall remain exercisable until the earlier of (a) the last day of the 36th month after the month of Grantee’s death, or (b) the tenth anniversary of the Grant Date; and

        (2)        This Option may not be exercised after (he earlier of (a) the last day of the 36th month following the month in which Grantee’s service as a director terminates, or (b) the tenth anniversary of the Grant Date.

        (b)        Procedure for Exercise

        Subject to conditions of this Agreement, the Option may be exercised at any time and from time to time during the Exercise Period by delivering written notice to the Company, signed by Grantee, a Permitted Transferee, or Post-Death Representative, specifying the number of Option Shares to be purchased and accompanied by this Agreement.

        (c)        Payment of Option Price

        The Option Price shall be paid in full either (1) in cash or (2) through the delivery of unencumbered shares of the Company’s common stock owned by the person exercising this Option having a Fair Market Value on the date of exercise equal to the total exercise price, or (3) by a combination of (1) and (2) above, except that (i) any portion of the exercise price representing a fraction of a Share shall be paid in cash, and (ii) no Shares of Stock which have been held for less than six months may be delivered in payment of the exercise price. If approved by the Committee, payment of the exercise price of this Option may be made by a reduction in the number of shares issuable upon exercise of this Option, based upon the Fair Market Value of the Stock on the last trading day preceding exercise of this Option.

        4.        Transferabilitv of Option

        Except as otherwise provided in this paragraph, this Option shall not be sold, pledged, assigned or transferred in any way, nor be assignable by operation of law or subject to execution, levy, attachment or similar process. Except as provided in this paragraph, any attempted sale, pledge, assignment or other transfer of this Option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the Option, shall be null and void and without any effect. Notwithstanding the foregoing, this Option shall, subject to the conditions set forth in this paragraph 4, be transferable by the original Grantee by gift, or other transfer that involves no payment of consideration lo the original Grantee, at any time after the grant of the Option to the Grantee’s spouse and/or the Grantee’s descendants or to a trust created primarily for the benefit of the Grantee, the Grantee’s spouse and/or the Grantee’s descendants (“Authorized Transferee”), Payment of any consideration by an Authorized Transferee to the original Grantee is prohibited and any attempted transfer for consideration shall be void. An Authorized Transferee shall have no right to transfer the Option. An Authorized Transferee shall succeed to all rights and benefits (except the right to further transfer the Option) and be subject to all obligations, conditions and limitations of the original Grantee, However, such rights and benefits (except the rights to further transfer the Option) and obligations, conditions and limitations shall be determined as if the original Grantee continued to hold the Option, whereby, the provisions of this Option Agreement dealing with termination of employment, retirement, disability and death of an Grantee continue to refer to the original Grantee regardless of whether the options are or are not transferred to an Authorized Transferee. In order to transfer this Option, the Grantee must first give prior written notice to the Company’s president or chief financial officer stating the name address and tax identification or social security number of the proposed transferee and the relationship of the proposed transferee to the Grantee and certifying mat the transfer involves no payment of consideration. This Option may not be transferred if the transfer would constitute a violation of any applicable federal or state securities or other law or valid regulation. As a condition to the transfer of this Option, the Company may require the proposed transferee to make any representations and warranties to the Company as the Company may deem to be required by applicable law or regulation. In such event, the Option may not be transferred unless and until the Company is satisfied with the correctness of any such representation and warranty. Moreover, the Company, in its discretion, may postpone the transfer of this Option until completion of such stock exchange listing, or registration, or other qualification under any state and/or federal law, rule or regulation as the Company may consider appropriate.

        5.        Conformity with Plan

        The Option is intended to conform in all respects with and is subject to all applicable provisions of the Plan which is incorporated herein by reference. Any inconsistencies between this Agreement and the Plan shall be resolved in accordance with the terms of the Plan. By executing and returning the enclosed copy of this Agreement, Grantee acknowledges receipt of the Plan and agrees to be bound by all of the terms of the Plan.

        6.        Service as a Director

        Grantee acknowledges that nothing in this Agreement or in the Plan imposes upon the Company, its Board of Directors, or its shareholders any obligation to retain or elect the Grantee as director of the Company for any period.

        7.        Adjustments

        The Company shall make appropriate and proportionate adjustments, to the number of Option Shares and me Option Price to reflect any stock dividend, stock split, or combination of shares, merger, consolidation, or other change in the capitalization of the Company, as provided in Section 10 of (he Plan. In the event of any such adjustment, all new, substituted, or additional securities or other property to which Grantee is entitled under the Option shall be included in the term “Option Shares.”

        8.        Postponement of Delivery of Shares and Representations

        The Company, in its discretion, may postpone the issuance or delivery of Shares upon any exercise of this Option until completion of the registration, or other qualification of such shares under any state and/or federal law, rule, or regulation as the Company may consider appropriate. The Company may require any person exercising this Option to make such representations, including a representation that it is their intention to acquire Shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the Shares in compliance with applicable laws, rules and regulations. No Shares shall be issued unless the Company is satisfied with the accuracy of any such representations.

        9.        Rights as a Shareholder

        The Grantee shall have no rights as a shareholder with respect to any Option Shares until the Grantee becomes the holder of record of such shares.

        10.        Further Actions

        The parties agree to execute such further instruments and to take such further actions as may reasonably be required to carry out the intent of this Agreement.

        11.        Notice

        Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post Office, by registered or certified mail with postage and fees prepaid, addressed to the other party hereto at the address set forth in this Agreement or at such other address as such party may designate by ten day’s advance written notice to the other party.

        12.        Successors and Assigns

        This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Company and, subject to the restrictions on transfer set forth herein, be binding upon and inure to the benefit of Grantee’s heirs, personal representatives, successors, and permitted assigns.

        13.        Governing Law

        This Agreement and all documents contemplated hereby, and all remedies in connection therewith and all questions or transactions relating thereto, shall be construed in accordance with and governed by the laws of the state of Michigan.

        14.        Entire Agreement

        This Agreement constitutes the entire understanding between the Grantee and the Company with respect to the Option Shares and supersedes all other agreements, whether written or oral, with respect to such Shares.

MACATAWA BANK CORPORATION By: —————————————— Its: ——————————————

        The undersigned hereby acknowledges having read this Agreement, the Plan. and the other enclosures to this Agreement and hereby agrees to be bound by all provisions set forth herein and in the Plan.

GRANTEE —————————————— Signature —————————————— (Please Print Name) Address:

Exhibit 21 — Subsidiaries of Registrant

Macatawa Bank - 100% owned
Incorporated as a Michigan Banking Corporation
10753 Macatawa Drive
Holland, Michigan 49424

Macatawa Investment Services, Inc. - 100% owned
Incorporated as a Michigan corporation
10753 Macatawa Drive
Holland, Michigan 49424

Macatawa Statutory Trust I - 100% owned
Statutory Trust under the laws of the State of Connecticut
10753 Macatawa Drive
Holland, Michigan 49424

Macatawa Statutory Trust II - 100% owned
Statutory Trust under the laws of the State of Delaware
10753 Macatawa Drive
Holland, Michigan 49424

Macatawa Bank Mortgage Company
100% owned by Macatawa Bank
Incorporated as a Michigan corporation
10753 Macatawa Drive
Holland, Michigan 49424

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the registration statements on Form S-8 (File No. 333-53593, File No. 333-53595, File No. 333-94207, File No. 333-85288, File No. 333-88572 and File No. 333-88574) of our reports dated February 21, 2005 with respect to the 2004 consolidated financial statements of Macatawa Bank Corporation, Macatawa management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which reports are included in this Annual Report on Form 10-K for the year ended December 31, 2004.

/s/Crowe Chizek and Company LLC Crowe Chizek and Company LLC

Grand Rapids, Michigan
March 9, 2005

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

Date: March 10, 2005

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

Date: March 10, 2005

/s/ Jon W. Swets —————————————— Jon W. Swets Senior Vice President and Chief Financial Officer

EXHIBIT 32-1

Benj. A. Smith III, Chief Executive Officer of Macatawa Bank Corporation, and Jon W. Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1)        the Annual Report on Form 10-K for the year ended December 31, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

        (2)        the information contained in the Annual Report on Form 10-K for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: March 10, 2005

/s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chief Executive Officer /s/ Jon W. Swets —————————————— Jon W. Swets Senior Vice President and Chief Financial Officer