Form 10-Q
period 2005-03-31
MACATAWA BANK CORP
filed 2005-05-10
CIK 1053584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes __x__ No_____

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,863,079 shares of the Company’s Common Stock (no par value) were outstanding as of May 5, 2005.

INDEX

Page Number
Part I Financial Information:

Item 1
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	8

Item 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations	17

Item 3
Quantitative and Qualitative Disclosures
About Market Risk	24

Item 4
Controls and Procedures	25

Part II Other Information:

Item 1
Legal Proceedings	25

Item 2
Changes in Securities and Use of Proceeds	27

Item 3
Defaults Upon Senior Securities	27

Item 4
Submission of Matters to a Vote of Security Holders	27

Item 5
Other Information	27

Item 6
Exhibits	27

Signatures	28

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 (unaudited) and December 31, 2004

(dollars in thousands except share data)	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$ 34,303	$ 31,711

Securities available for sale	153,986	137,249
Securities held to maturity	2,550	2,552
Federal Home Loan Bank stock	12,359	12,239
Loans held for sale	3,158	3,150
Total loans	1,425,781	1,396,387
Allowance for loan losses	(19,534)	(19,251)

	1,406,247	1,377,136
Premises and equipment - net	45,897	45,784
Accrued interest receivable	7,282	6,395
Goodwill	23,915	23,915
Acquisition intangibles	2,239	2,347
Bank-owned life insurance	20,320	20,157
Other assets	9,213	9,971

Total assets	$ 1,721,469	$ 1,672,606

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 134,663	$ 149,104
Interest-bearing	1,227,169	1,202,412

Total	1,361,832	1,351,516

Federal funds purchased	14,789	22,131
Federal Home Loan Bank advances	167,563	123,985
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	5,879	4,662

Total liabilities	1,591,301	1,543,532
Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 20,000,000 shares authorized;
8,855,633 shares and 8,823,902 issued and outstanding as of
March 31, 2005 and December 31, 2004, respectively	124,843	124,389
Retained earnings	7,485	4,277
Accumulated other comprehensive income (loss)	(2,160)	408

Total shareholders' equity	130,168	129,074

Total liabilities and shareholders' equity	$ 1,721,469	$ 1,672,606

        See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2005 and 2004
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Interest income
Loans, including fees	$21,559	$15,994
Securities	1,501	1,194
FHLB Stock	129	111
Other	9	6

Total interest income	23,198	17,305
Interest expense
Deposits	6,325	4,404
Other	2,029	1,509

Total interest expense	8,354	5,913

Net interest income	14,844	11,392
Provision for loan losses	900	1,225

Net interest income after
provision for loan losses	13,944	10,167
Noninterest income
Service charges and fees	724	651
Gain on sales of loans	559	529
Trust fees	715	738
Other	675	380

Total noninterest income	2,673	2,298
Noninterest expense
Salaries and benefits	5,405	4,487
Occupancy of premises	842	699
Furniture and equipment	703	677
Legal and professional fees	187	52
Marketing and promotion	391	286
Supplies	135	143
Data processing fees	385	251
Other	1,914	1,662

Total noninterest expenses	9,962	8,257

Income before income tax expense	6,655	4,208
Income tax expense	2,120	1,342

Net income	$ 4,535	$ 2,866

Basic earnings per share	$.45	$.28
Diluted earnings per share	.44	.28
Cash dividends per share	.13	.10

        See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Month Periods Ended March 31, 2005 and 2004
(unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders Equity

Balance, January 1, 2004	$ 114,568	$ 5,300	$ 2,032	$ 121,900
Net income for three months ended March 31, 2004		2,866		2,866
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities			478	478
Net change in unrealized gain (loss) on derivative
instruments			534	534

Comprehensive income				3,878
Issued 14,647 shares for stock option exercises	121			121
Cash dividends at $.10 per share		(1,036)		(1,036)

Balance, March 31, 2004	$ 114,689	$ 7,130	$ 3,044	$ 124,863

Balance, January 1, 2005	$ 124,389	$ 4,277	$ 408	$ 129,074

Net income for three months ended March 31, 2005		4,535		4,535

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities			(1,491)	(1,491)
Net change in unrealized gain (loss) on derivative
instruments			(1,077)	(1,077)

Comprehensive income				1,967
Issued 31,731shares for stock option exercises (net of
990 shares exchanged and including $41 of tax	454			454
benefit)
Cash dividends at $.13 per share		(1,327)		(1,327)

Balance, March 31, 2005	$ 124,843	$ 7,485	$(2,160)	$ 130,168

        See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2005 and 2004
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash flows from operating activities
Net income	$ 4,535	$ 2,866
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	808	763
Provision for loan losses	900	1,225
Origination of loans for sale	(32,128)	(35,362)
Proceeds from sales of loans originated for sale	32,615	35,580
Gain on sales of loans	(559)	(529)
Net change in:
Accrued interest receivable and other assets	(706)	(2,397)
Bank-owned life insurance	(163)	---
Accrued expenses and other liabilities	2,640	4,126

Net cash from operating activities	7,942	6,272

Cash flows from investing activities
Loan originations and payments, net	(31,147)	(67,496)
Purchases of securities available for sale	(26,060)	(22,466)
Maturities and calls of securities available for sale	6,989	9,500
Principal paydowns on securities	17	173
Additions to premises and equipment	(787)	(1,807)

Net cash used in investing activities	(50,988)	(82,096)

Cash flows from financing activities
Net increase (decrease) in deposits	10,316	(123)
Net increase (decrease) in short term borrowings	(7,342)	26,083
Proceeds from Federal Home Loan Bank advances	140,000	25,000
Repayments of Federal Home Loan Bank advances	(96,422)	(24,860)
Proceeds from long-term debt and other borrowings	---	21,583
Cash dividends paid	(1,327)	(1,036)
Proceeds from exercises of stock options	413	121

Net cash from financing activities	45,638	46,768

Net change in cash and cash equivalents	2,592	(29,056)
Cash and cash equivalents at beginning of period	31,711	60,047

Cash and cash equivalents at end of period	$ 34,303	$ 30,991

        See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Three Month Periods Ended March 31, 2005 and 2004
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Supplemental cash flow information
Interest paid	$8,021	$6,140
Income taxes paid	---	---

Supplemental noncash disclosures:
Transfers from loans to other real estate	1,200	---

        See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Macatawa Bank, and its wholly-owned subsidiary, Macatawa Bank Mortgage Company; and Macatawa Investment Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are not consolidated with the Company per FASB Interpretation No. 46.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2004 Annual Report containing financial statements for the year ended December 31, 2004.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 15% stock dividend to be distributed on May 27, 2005, and the 5% stock dividend distributed on May 28, 2004.

Stock Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the three month periods ended March 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands). The pro forma effect may increase in the future if more options are granted.

(dollars in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net income as reported	$ 4,535	$ 2,866
Stock-based compensation cost, net of tax	(59)	(70)

Pro forma net income	4,476	2,796

Basic earnings per share as reported	.45	.33
Pro forma basic earnings per share	.44	.32

Diluted earnings per share as reported	.44	.32
Pro forma diluted earnings per share	.43	.31

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently-Issued Standards Not Yet Adopted:

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As amended, this will apply to awards granted or modified beginning with the first quarter of 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after the adoption date are not expected to result in significant additional compensation expense. There will be no significant effect on financial position as total equity will not change.

NOTE 2 — SECURITIES

The amortized cost and fair values of securities at year-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
March 31, 2005
Available for Sale:
U.S. Treasury and federal
agency securities	$110,427	$ 202	$ (2,048)	$108,581
State and municipal bonds	45,149	642	(386)	45,405

	$155,576	$ 844	$ (2,434)	$153,986

Held to Maturity:
State and municipal bonds	$ 2,550	$ 89	$ ---	$ 2,639

	$ 2,550	$ 89	$ ---	$ 2,639

December 31, 2004
Available for Sale:
U.S. Treasury and federal
agency securities	$ 91,394	$ 447	$ (442)	$ 91,399
State and municipal bonds	45,152	907	(209)	45,850

	$136,546	$ 1,354	$ (651)	$137,249

Held to Maturity:
State and municipal bonds	$ 2,552	$ 110	$ ---	$ 2,662

	$ 2,552	$ 110	$ ---	$ 2,662

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2005

U.S. Treasury and federal
agency securities	$74,332	$(1,374)	$15,824	$(674)	$ 90,156	$(2,048)
State and municipal bonds	17,261	(140)	6,471	(246)	23,732	(386)

Total temporarily impaired	$91,593	$(1,514)	$22,295	$(920)	$113,388	$(2,434)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2004

U.S. Treasury and federal
agency securities	$32,610	$(389)	$1,947	$(53)	$34,557	$(442)
State and municipal bonds	10,870	(209)	---	---	10,870	(209)

Total temporarily impaired	$43,480	$(598)	$1,947	$(53)	$45,427	$(651)

For unrealized losses on available for sale securities, no loss has been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the declines are largely due to differences in market interest rates as compared to those of the underlying securities. The declines in fair value are considered temporary and are expected to recover as the bonds approach their maturity date.

Contractual maturities of debt securities at March 31, 2005 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$ ---	---	$ 4,068	$ 4,119
Due from one to five years	---	---	101,037	99,098
Due from five to ten years	517	517	14,688	15,178
Due after ten years	2,033	2,122	35,783	35,591

	$2,550	$ 2,639	$155,576	$153,986

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – LOANS

Loans were as follows (in thousands):	March 31, 2005	December 31, 2004
Commercial	$ 350,802	$ 338,398
Commercial mortgage	693,549	676,637
Residential mortgage	216,525	218,999
Consumer	164,905	162,353

	1,425,781	1,396,387
Allowance for loan losses	(19,534)	(19,251)

	$ 1,406,247	$ 1,377,136

Activity in the allowance for loan losses was as follows (in thousands):

	Three months Ended March 31, 2005	Three months Ended March 31, 2004
Balance at beginning of period	$ 19,251	$ 16,093
Provision for loan losses	900	1,225
Charge-offs	(657)	(381)
Recoveries	40	21

Balance at end of period	$ 19,534	$ 16,958

NOTE 4 – DEPOSITS.

Deposits are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
Noninterest-bearing demand	$ 134,663	$ 149,104
Money market	523,446	514,415
NOW and Super NOW	157,431	169,179
Savings	40,749	38,494
Certificates of deposit	505,543	480,324

	$1,361,832	$1,351,516

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank were as follows (in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2005

Short-term variable	$60,000	September 2005	2.92%
Single maturity fixed rate advances	65,900	May 2005 to October 2007	3.11%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	10,663	February 2008 to July 2018	3.89%

	$167,563

December 31, 2004
Single maturity fixed rate advances	$72,100	January 2005 to October 2007	3.03%
Putable advances	41,000	January 2005 to December 2010	5.98%
Amortizable mortgage advances	10,885	February 2008 to July 2018	3.93%

	$123,985

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $106,600,000 and $90,392,000 at March 31, 2005 and December 31, 2004, and residential and commercial real estate loans totaling $758,641,000 and $757,502,000 under a blanket lien arrangement at March 31, 2005 and December 31, 2004.

Maturities as of March 31, 2005 were as follows (in thousands):

2005	$ 66,700
2006	32,200
2007	27,000
2008	888
2009	5,442
Thereafter	35,333

$167,563

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2004 are as follows (dollars in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Basic earnings per share
Net income	$ 4,535	$ 2,866

Weighted average common
shares outstanding	10,167,186	10,110,643

Basic earnings per share	$ 0.45	$ 0.28

Diluted earnings per share
Net income	$ 4,535	$ 2,866

Weighted average common
shares outstanding	10,167,186	10,110,643
Add: Dilutive effects of assumed
exercise of stock options	244,503	185,236

Weighted average common and
dilutive potential common
shares outstanding	10,411,689	10,295,879

Diluted earnings per share	$ 0.44	$ 0.28

There were no antidilutive shares for the quarter ended March 31, 2004. Stock options for 3,450 shares of common stock were not considered in computing diluted earnings per share for the quarter ended March 31, 2005 because they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003, the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank, which the Company acquired effective April 1, 2002. Trade Partners was involved in purchasing and selling interests in viaticals which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. In addition, in May 2003 a purported class action complaint was filed against the Company alleging that Grand Bank breached escrow agreements and its fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals or in interests in limited partnerships which made loans to Trade Partners secured by viaticals. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. Management believes the Company has strong defenses and will vigorously defend the cases.

Trade Partners is now in receivership. The supervising court authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank extended a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. No draws were made against the line, and the line expired during the fourth quarter of 2004.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. The receiver for Trade Partners has recently indicated that he intends to file such a suit at some point. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. One carrier has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity.

The legal actions involving Trade Partners have not progressed to trial and the outcome of such actions is uncertain. While we are therefore unable to determine at this time whether or to what extent these actions may impact the Company, the Company believes it has strong defenses and fully intends to defend any and all such actions vigorously.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 – HEDGING ACTIVITIES

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2004 and the first three months of 2005. It is anticipated that approximately $350,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	March 31, 2005	December 31, 2004
Notional amounts	100,000	100,000
Weighted average pay rates	5.75%	5.25%
Weighted average receive rates	6.54%	6.54%
Weighted average maturity	3.0 years	3.2 years
Unrealized gain (loss) related to interest rate swaps	(1,732)	(75)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9 — REGULATORY MATTERS

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

At March 31, 2005 and December 31, 2004, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005
Total capital (to risk weighted assets)
Consolidated	$165,559	11.1%	$119,073	8.0%	$148,841	10.0%
Bank	153,117	10.3	118,890	8.0	148,613	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	138,954	9.3	59,536	4.0	89,305	6.0
Bank	134,540	9.1	59,445	4.0	89,168	6.0
Tier 1 capital (to average assets)
Consolidated	138,954	8.3	66,857	4.0	83,571	5.0
Bank	134,540	8.1	66,747	4.0	83,433	5.0

December 31, 2004
Total capital (to risk weighted assets)
Consolidated	$161,367	11.1%	$116,104	8.0%	$145,130	10.0%
Bank	147,500	10.2	115,945	8.0	144,931	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	135,226	9.3	58,052	4.0	87,078	6.0
Bank	129,384	8.9	57,972	4.0	86,959	6.0
Tier 1 capital (to average assets)
Consolidated	135,226	8.3	65,060	4.0	81,325	5.0
Bank	129,384	8.0	64,904	4.0	81,130	5.0

The Company and the Bank were categorized as well capitalized at March 31, 2005 and December 31, 2004. There are no conditions or events since that notification that management believes have changed either institution’s category.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
       CONDITION

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc. and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. On April 1, 2002, Macatawa Bank Corporation acquired Grand Bank Financial Corporation (“GBFC”) and its wholly owned banking subsidiary, Grand Bank. Its results are included in the consolidated statements of income since this effective date. Grand Bank was merged into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-two branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various services including discount brokerage, personal financial planning, and consultation regarding mutual funds and annuities. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November of 1997. We first became profitable in 1999 and have increased earnings each year since then with 2004 net income reaching $12.8 million. Since our inception in 1997, we have raised approximately $100.6 million in capital through private and public common stock offerings and trust preferred offerings to facilitate our growth and progress over these years. When we acquired GBFC we issued 2,472,000 shares of common stock in exchange for all of the outstanding stock of GBFC.

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

The West Michigan markets within which we operate continue to provide significant expansion opportunities for us. We expect to open our tenth branch in the Kent County market on the north side of the greater Grand Rapids area during the summer of 2005. Because of the significance of the greater Grand Rapids market and as it represents the greatest opportunity for market share growth, we anticipate additional branch openings in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net income was $4.54 million for the quarter ended March 31, 2005, or a 58% increase over first quarter 2004 net income of $2.87 million. Diluted earnings per share totaled $0.44 for the first quarter of 2005, or a 56% increase over the $0.28 for the same period in 2004.

The increase in net income principally reflects strong growth in net interest income offset partially by an increase in noninterest expense. An increase in noninterest income and a decrease in the provision for loan losses also contributed to the overall increase in net income for the quarter.

Net Interest Income: Net interest income totaled $14.84 million for the first quarter of 2005, an increase of $3.45 million or 30%, as compared to the first quarter of 2004. The improvement in net interest income was driven by a combination of strong increases in both average earning assets and net interest margin. Average earning assets grew by 19% or $254.38 million from $1.31 billion for the first quarter of 2004 to $1.57 billion for the first quarter of 2005. The net interest margin increased 35 basis points from 3.49% for the first quarter of 2004 to 3.84% for the first quarter of 2005. On a consecutive quarter basis, the net interest margin increased 8 basis points from 3.76% for the fourth quarter of 2004 and represents the fourth consecutive quarter of improvement in the net interest margin.

The yield on earning assets has increased more than the cost of funds and is the primary reason for the increase in the net interest margin for the quarter. The yield on earning assets increased 71 basis points to 6.00% for the first quarter of 2005 from 5.29% for the first quarter of 2004. The increases in short-term rates that began in mid-2004 have caused an increase in the yield on our variable rate loan portfolio and are the primary reasons for the increase in the yield on earning assets. The increase in the yield on earning assets was partially offset by a 36 basis point increase in the cost of funds to 2.40% for the first quarter of 2005 from 2.04% for the first quarter of 2004. An increase in the rates paid on our deposit accounts within the current rising rate environment and a slight shift to higher costing sources of funds are the primary reasons for the increase in the cost of funds.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. In addition, we would expect a continued rise in short-term interest rates to have a favorable impact on our net interest margin as discussed under Sensitivity to Market Risk.

The following table shows an analysis of net interest margin for the three-month periods ending March 31, 2004 and 2003.

	For the three months ended March 31,

	2005			2004

	Average Balance	Interest Earned or paid	Average Yield Or cost	Average Balance	Interest Earned or paid	Average Yield Or cost
	(Dollars in thousands)
Assets
Taxable securities	$ 98,731	995	4.03%	$74,234	$ 820	4.41%
Tax-exempt securities (1)	47,546	506	6.57%	34,868	374	6.67%
Loans	1,408,202	21,559	6.13%	1,193,528	15,994	5.32%
Federal Home Loan Bank stock	12,329	129	4.17%	8,869	111	4.96%
Fed funds sold	1,775	9	2.00%	2,709	6	0.94%

Total interest earning assets(1)	1,568,583	23,198	6.00%	1,314,208	17,305	5.29%

Noninterest earning assets:
Cash and due from banks	34,838			29,505
Other	93,369			66,758

Total assets	$1,696,790			$1,410,471

Liabilities
NOWs and MMDAs	662,556	2,641	1.62%	$524,204	1,369	1.05%
Savings	39,003	33	0.35%	36,995	21	0.23%

IRAs	28,783	236	3.33%	26,428	220	3.36%
Time deposits	472,807	3,415	2.93%	395,253	2,794	2.84%
Federal Home Loan Bank advances	142,589	1,311	3.68%	131,158	1,192	3.60%
Long-term debt	41,238	566	5.49%	23,156	251	4.27%
Federal funds borrowed and other
borrowings	23,257	152	2.61%	21,130	66	1.24%

Total interest bearing liabilities	1,410,233	8,354	2.40%	1,158,324	5,913	2.04%
Noninterest bearing liabilities:
Noninterest bearing demand accounts	147,084			121,870
Other noninterest bearing liabilities	7,434			7,038
Shareholders' equity	132,039			123,239

Total liabilities and shareholders' equity	1,696,790			$1,410,471

Net interest income		$ 14,844			$ 11,392

Net interest spread (1)			3.60%			3.25%
Net interest margin (1)			3.84%			3.49%
Ratio of average interest earning assets to
average interest bearing liabilities	111.23%			113.46%

(1)     Yield adjusted to fully tax equivalent.

Provision for Loan Losses: The provision for loan losses for the three month period ended March 31, 2005 was $900,000 compared to 1,225,000 for the same period in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion under Allowance for Loan Losses.

Noninterest Income: Noninterest income for the three month period ended March 31, 2005 was $2.67 million, an increase of $375,000 over the same period in the prior year. The majority of the increase relates to a $295,000 increase in other income largely associated with the income earned on bank-owned life insurance, purchased in the fourth quarter of 2004. Increases in deposit service charges and gains on sales of loans also contributed to the increase for the quarter.

Noninterest Expense: Noninterest expense for the three month period ended March 31, 2005 increased to $9.96 million from $8.26 million for the same period in the prior year. Salaries and benefits increased by $918,000 comprising the majority of the increase in noninterest expense. The increase is partially related to additional staffing in each line of business and in support departments consistent with growth of the Bank. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Increased incentives associated with strong performance to date also contributed to the increase in salaries and benefits. Occupancy and furniture and equipment expense have increased along with our branch expansion, which included two new locations and a relocation of one of our branch sites since the first quarter of 2004. The increases in marketing and promotion, data processing and other expenses reflect the Company’s continued investment in growth. The increase in legal and professional fees is primarily attributable to reimbursements from our insurance carrier associated with the Trade Partners litigation that occurred in the first quarter of 2004. For further information regarding litigation related to Trade Partners, please refer to Part II of this form, Item 1 – Legal Proceedings. Although we expect noninterest expense levels to generally rise with our growth, we expect to continue to improve our efficiency by better utilizing our capacity as we grow. The efficiency ratio improved to 56.87% for the first quarter of 2005 compared to 60.31% for the same quarter in 2004.

FINANCIAL CONDITION

Summary: Our total assets were $1.72 billion at March 31, 2005, an increase of $48.9 million from $1.67 billion at December 31, 2004. The growth in assets was primarily from an increase of $29.4 million in total portfolio loans and $16.7 million in securities available for sale. The growth in assets was funded by an increase of $36.2 million of other borrowings and $10.3 million of deposits.

Securities Available for Sale: Securities available for sale were $154.0 million at March 31, 2005 compared to $137.2 million at December 31, 2004. The increase in this portfolio during the first quarter reflects purchases primarily of U.S. Government Agency securities. During the first quarter, these securities became attractive for purchase due to the rise in yields being offered on them.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.43 billion at March 31, 2005 compared to $1.40 billion at December 31, 2004. Our loan portfolio continues to be driven by our commercial loan department. Commercial and commercial real estate loans accounted for approximately 73% of the total loan portfolio at March 31, 2005 and December 31, 2004. Consumer loans comprised 12% of the portfolio, while residential mortgage loans were 15% of total loans at March 31, 2005.

The loan growth we have experienced continues to reflect the acceptance of our community banking philosophy in the growing communities we serve. Although still strong, the $29.4 million of growth in our total loan portfolio during the first quarter of 2005 represents a generally slower rate of quarterly growth than we experienced during 2004. Beginning in the fourth quarter of 2004 we began to see increasing pricing pressures from other competitors and a slight slowdown in the more desirable loan prospects consistent with a continued slow recovery in the West Michigan economy. We have, however, seen recent signs of favorable new business activity and we expect our growth rates to increase as 2005 continues.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. Non-performing loans to total loans declined to 0.17% at March 31, 2005 from 0.29% at December 31, 2004 and nonperforming assets declined to 0.32% at March 31, 2005 from 0.35% at December 31, 2004. The increase in foreclosed assets is related to the transfer of one nonperforming commercial real estate loan during the quarter at a value expected to result in no further loss upon disposition.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	March 31, 2005	December 31, 2004

Nonaccrual loans	$2,267	$3,249
Loans 90 days past due and still accruing	177	772

Total nonperforming loans	2,444	4,021
Foreclosed assets	3,050	1,850
Repossessed assets	35	-

Total nonperforming assets	$5,529	$5,871

Nonperforming loans to total loans	0.17%	0.29%
Nonperforming assets to total assets	0.32%	0.35%

Allowance for loan losses: The allowance for loan losses as of March 31, 2005 was $19.5 million, or 1.37% of total portfolio loans, compared to $19.3 million, or 1.38% of total portfolio loans at December 31, 2004. The increase in the allowance was the result of a $900,000 provision for loan losses offset by net charge-offs for the quarter. Net charge-offs for the three months ended March 31, 2005 totaled $617,000 as compared to $360,000 for the same period in 2004. The ratio of net charge-offs to average loans was 0.18% on an annualized basis for the first three months of 2005 compared to 0.12% for the first three months of 2004.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $571,000 at March 31, 2005 and $923,000 at December 31, 2004. The decline in the specific allowance for impaired loans from December 31, 2004 to March 31, 2005 is primarily related to the transfer of the nonperforming loan to foreclosed assets as discussed above.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Because of the relatively unseasoned nature of our loan portfolio and the rapid loan growth we have experienced since inception, our actual historical loan loss experience remains limited. Accordingly, our loss factors are primarily based upon our analysis of the banking industry’s historical loan loss experience, including the historical loan loss experience within the current markets we operate. These factors are monitored against our loss experience as our portfolios’ age, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $17.5 million at March 31, 2005 compared to $16.4 million at December 31, 2004. The increase in the formula allowance for the quarter is associated with the continuing growth in the commercial loan portfolio and a slight downward migration of loan ratings for the commercial loan portfolio.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive general allowance allocations based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for probable losses associated with these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.5 million at March 31, 2005 compared to $1.7 million at December 31, 2004.

Deposits and Other Borrowings: Total deposits increased $10.3 million to $1.36 billion at March 31, 2005 compared to $1.35 billion at December 31, 2004. The growth for the first three months of 2005 has been primarily in certificates of deposit, as market rates on these deposit types have begun to increase from historic lows and become more attractive to our customers. Other core deposit categories, including checking, savings and money market accounts, remained relatively stable for the quarter. We opened approximately 2,110 new checking accounts during the quarter, which represents 30% more than in the fourth quarter of 2004. It is expected that as these new accounts develop into more full relationships, they will further contribute to deposit growth. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The increase in other borrowings of $36.2 million was related to an increase in short-term variable rate Federal Home Loan Bank advances to help fund the asset growth we experienced during the first quarter of 2005.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $1.1 million during the quarter to $130.2 million at March 31, 2005, as the retention of earnings was partially offset by a reduction in accumulated other comprehensive income.

Net income generated during the first three months of 2005 of $4.54 million was partially offset by cash dividends of $1.33 million, or $.13 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On April 21, 2005, a 15% stock dividend was announced, representing our fifth consecutive annual stock dividend and is to be paid on May 27, 2005 to shareholders of record as of May 11, 2005. This 15% dividend is higher than our normal 5% dividend of the last two years. The extra 10% was added to this year’s dividend in response to the strong financial performance of the Company. All per share and average share information in this report has been adjusted to reflect the effect of these dividends.

The change in accumulated other comprehensive income was due to a decrease in both the market value of securities available for sale and the derivative instruments associated with the Company’s interest rate swap arrangements due principally to the general rise in interest rates during the first three months of 2005. For more information regarding our interest rate swap arrangements see the Notes to the consolidated financial statements.

At March 31, 2005 and December 31, 2004, our total capital to risk-weighted assets was 11.1%. Our Tier 1 Capital as a percent of average assets was 8.3% at both March 31, 2005 and December 31, 2004. Both ratios continue to be maintained at levels in excess of the regulatory minimums for well capitalized institutions. The ratios remained stable since the beginning of the year as our strong earnings during the quarter kept pace with the growth in our assets.

Liquidity: The liquidity of a financial institution reflects its ability to measure and monitor a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Home Loan Bank and federal funds purchased lines with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

We utilize a simulation model as our primary tool to assess the direction and magnitude of variations in net interest income and the economic value of equity (“EVE”) resulting from potential changes in market interest rates. Key assumptions in the model include contractual cash flows and maturities of interest-sensitive assets and interest-sensitive liabilities, prepayment speeds on certain assets, and changes in market conditions impacting loan and deposit pricing. We also include pricing floors on discretionary priced liability products which limit how low various checking and savings products could go under declining interest rates. These floors reflect our pricing philosophy in response to changing interest rates.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2005 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$148,091	(10.46)	$62,783	6.12
Interest rates up 100 basis points	157,977	(4.49)	60,988	3.08
No change in interest rates	165,398	-	59,164	-
Interest rates down 100 basis points	173,083	4.65	57,485	(2.84)
Interest rates down 200 basis points	182,951	10.61	55,113	(6.85)

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

A lawsuit was filed in April 2003 by John and Kathryn Brand in Oklahoma state court against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The Company and Grand Bank have answered this complaint, denying the material allegations and raising certain affirmative defenses. No trial date has yet been set. The Company has also filed a motion to stay this action until Trade Partners can be joined as a party (all actions against Trade Partners have been stayed since April 2003 by order of the United States District Court for the Western District of Michigan). The Oklahoma state trial court on March 11, 2005 ordered the action stayed. Plaintiffs have appealed the stay order. A hearing on their appeal was held on May 3, 2005. Exactly when the court might rule on the appeal cannot be predicted.

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of April 15, 2005, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $26.5 million, and had claims pending for an additional $5.9 million (though other parties assert claims to some of these proceeds). He reported at the same time that all premium payments were current. As of January 15, 2005, the receiver reported cash on hand of approximately $12.8 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments.

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

The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing has yet been set on the plan. The receiver has received authorization from the Court to pursue a sale of the entire portfolio, and on January 19, 2005 filed a motion seeking approval of a sale of the entire portfolio with a face value of approximately $170 million to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value or approximately $43 million. The sale agreement allows for an auction to be held under the supervision of the Court in the event overbids meeting certain criteria are received before the hearing date on the motion for approval of the sale. Hearings on the sale motion have been held before the Magistrate Judge, and a decision is likely to be rendered during May 2005. The receiver has indicated that, depending on the outcome of the motion to sell the portfolio, he may propose a new plan of distribution. The receiver reported as of April 15, 2005 that claims against the receivership estate totaling $114,852,047.88 have been approved, and that he estimates total claims will be approximately $181,000,000.

The Company has no information on the amount of distributions the receiver may propose to make to investors, or when such distributions might begin.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. The receiver for Trade Partners has recently indicated that he intends to file such a suit at some point. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, Management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. One carrier has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity pursuant to a reservation letter asserting certain coverage defenses.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III

Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets

Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: May 6, 2005

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant’s disclosure procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 6, 2005	/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer

EXHIBIT 31.2

I, Jon W. Swets, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Macatawa Bank Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 6, 2005	/s/ Jon W. Swets Jon W. Swets Chief Financial Officer

EXHIBIT 32.1

Benj.

A. Smith III, Chief Executive Officer of Macatawa Bank Corporation and Jon W. Swets, Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2)

the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of Macatawa Bank Corporation.

Dated: May 6, 2005	/s/ Benj. A. Smith, III Benj. A. Smith, III Chief Executive Officer /s/ Jon W. Swets Jon W. Swets Senior Vice President and Chief Financial Officer