Form 10-Q
period 2005-06-30
MACATAWA BANK CORP
filed 2005-08-05
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF
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
Yes __x__ No ____

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __x__ No _____

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,210,043 shares of the Company’s Common Stock (no par value) were outstanding as of August 4, 2005.

INDEX

Page Number
Part I Financial Information:

Item 1
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	9

Item 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations	18

Item 3
Quantitative and Qualitative Disclosures
About Market Risk	26

Item 4
Controls and Procedures	27

Part II Other Information:

Item 1
Legal Proceedings	28

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3
Defaults Upon Senior Securities	29

Item 4
Submission of Matters to a Vote of Security Holders	29

Item 5
Other Information	29

Item 6
Exhibits	30

Signatures	31

Part I. Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 (unaudited) and December 31, 2004

(dollars in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$ 37,657	$ 31,711
Securities available for sale	161,243	137,249
Securities held to maturity	2,481	2,552
Federal Home Loan Bank stock	13,910	12,239
Loans held for sale	3,243	3,150
Total loans	1,469,493	1,396,387
Allowance for loan losses	(20,010)	(19,251)

	1,449,483	1,377,136
Premises and equipment - net	47,602	45,784
Accrued interest receivable	7,520	6,395
Goodwill	23,915	23,915
Acquisition intangibles	2,140	2,347
Bank-owned life insurance	20,490	20,157
Other assets	10,931	9,971

Total assets	$ 1,780,615	$ 1,672,606

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$ 169,189	$ 149,104
Interest-bearing	1,168,452	1,202,412

Total	1,337,641	1,351,516
Federal funds purchased	42,565	22,131
Federal Home Loan Bank advances	215,564	123,985
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	7,639	4,662

Total liabilities	1,644,647	1,543,532
Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 20,000,000 shares authorized;
10,194,605 shares and 8,823,902 issued and outstanding as of
June 30, 2005 and December 31, 2004, respectively	135,828	124,389
Retained earnings	320	4,277
Accumulated other comprehensive income (loss)	(180)	408

Total shareholders' equity	135,968	129,074

Total liabilities and shareholders' equity	$ 1,780,615	$ 1,672,606

        See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2005 and 2004(unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Interest income
Loans, including fees	$23,565	$17,241	$45,124	$33,235
Securities	1,652	1,300	3,154	2,493
FHLB Stock	138	94	267	206
Other	2	1	11	7

Total interest income	25,357	18,636	48,556	35,941
Interest expense
Deposits	7,011	4,229	13,336	8,634
Other	2,859	1,837	4,889	3,346

Total interest expense	9,870	6,066	18,225	11,980

Net interest income	15,487	12,570	30,331	23,961
Provision for loan losses	1,125	1,440	2,025	2,665

Net interest income after
provision for loan losses	14,362	11,130	28,306	21,296
Noninterest income
Service charges and fees	1,155	729	1,879	1,380
Gain on sales of loans	536	748	1,094	1,277
Trust fees	716	832	1,432	1,570
Other	962	442	1,637	822

Total noninterest income	3,369	2,751	6,042	5,049
Noninterest expense
Salaries and benefits	5,430	4,848	10,834	9,335
Occupancy of premises	749	640	1,590	1,338
Furniture and equipment	720	730	1,423	1,407
Legal and professional fees	199	262	386	314
Marketing and promotion	388	287	779	573
Supplies	145	126	280	269
Data processing fees	384	246	769	497
Other	1,947	1,794	3,862	3,456

Total noninterest expenses	9,962	8,933	19,923	17,189

Income before income tax expense	7,769	4,948	14,425	9,156
Income tax expense	2,507	1,602	4,628	2,944

Net income	$ 5,262	$ 3,346	9,797	6,212

Basic earnings per share	$ .52	$ .33	$ .96	$ .61
Diluted earnings per share	.50	.32	.94	.60
Cash dividends per share	.15	.10	.28	.20

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2005 and 2004
(unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income	$5,262	$ 3,346	$ 9,797	$ 6,212
Other comprehensive income, net of tax:
Net change in unrealized
gains/(losses) on securities	1,289	(2,979)	(202)	(2,501)
Net change unrealized
gains/(losses) on derivative
instruments	691	(1,656)	(386)	(1,122)

Comprehensive income (loss)	$7,242	$(1,289)	$ 9,209	$ 2,589

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Periods Ended June 30, 2005 and 2004
(unaudited)

(dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, January 1, 2004	$114,568		$ 5,300	$ 2,032	$ 121,900
Net income for six months ended June 30, 2004			6,212		6,212
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities				(2,501)	(2,501)
Net change in unrealized gain (loss) on derivative
instruments
Comprehensive income				(1,122)	(1,122)

		2,589
Issued 20,647 shares for stock option exercises (net of
2,661 shares exchanged)	190				190
Issued 418,263 shares in payment of 5% stock dividend	9,330		(9,355)		(25)
Cash dividends at $.20 per share	______		(2,064)	______	(2,064)
Balance, June 30, 2004	$124,088		$ 93	$(1,591)	$ 122,590

Balance, January 1, 2005	$124,389		$ 4,277	$ 408	$ 129,074
Net income for six months ended June 30, 2005			9,797		9,797
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities				(202)	(202)
Net change in unrealized gain (loss) on derivative
instruments				(386)	(386)
Comprehensive income					9,209
Issued 42,294 shares for stock option exercises (net of
1,875 shares exchanged and including $41 of tax
benefit)	576				576
Issued 1,328,409 shares in payment of 15% stock
dividend	10,863		(10,898)		(35)
Cash dividends at $.28 per share	______		(2,856)	______	(2,856)
Balance, June 30, 2005	$135,828		$ 320	$ (180)	$ 135,968

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATIONCONSOLIDATED
STATEMENTS OF CASH FLOWS

Six Month Periods Ended June 30, 2005 and 2004(unaudited)

(dollars in thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from operating activities
Net income	$ 9,797	$ 6,212
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	1,566	1,517
Provision for loan losses	2,025	2,665
Origination of loans for sale	(62,594)	(81,167)
Proceeds from sales of loans originated for sale	63,496	84,588
Gain on sales of loans	(1,094)	(1,277)
Net change in:
Accrued interest receivable and other assets	(777)	(1,805)
Bank-owned life insurance	(333)	---
Accrued expenses and other liabilities	3,334	299

Net cash from operating activities	15,420	11,032
Cash flows from investing activities
Loan originations and payments, net	(76,424)	(132,205)
Purchases of securities available for sale	(37,571)	(41,439)
Purchases of FHLB stock	(1,422)	(894)
Maturities and calls of securities available for sale	13,189	18,505
Principal paydowns on securities	98	286
Additions to premises and equipment	(3,126)	(4,101)

Net cash used in investing activities	(105,256)	(159,848)
Cash flows from financing activities
Net increase (decrease) in deposits	(13,875)	41,948
Net increase in short term borrowings	20,434	30,231
Proceeds from Federal Home Loan Bank advances	360,000	94,000
Repayments of Federal Home Loan Bank advances	(268,421)	(61,933)
Proceeds from long-term debt and other borrowings	---	21,583
Cash dividends paid	(2,891)	(2,089)
Proceeds from exercises of stock options	535	190

Net cash from financing activities	95,782	123,930

Net change in cash and cash equivalents	5,946	(24,886)
Cash and cash equivalents at beginning of period	31,711	60,047

Cash and cash equivalents at end of period	$ 37,657	$ 35,161

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Month Periods Ended June 30, 2005 and 2004
(unaudited)

(dollars in thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Supplemental cash flow information
Interest paid	$17,225	$12,060
Income taxes paid	4,300	3,325
Supplemental noncash disclosures:
Transfers from loans to other real estate	2,151	---

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Macatawa Bank Corporation’s (the “Company”) 2004 Annual Report containing financial statements for the year ended December 31, 2004.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 15% stock dividend distributed on May 27, 2005, and the 5% stock dividend distributed on May 28, 2004.

Stock Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the three and six month periods ended June 30, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands). The pro forma effect may increase in the future if more options are granted.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income as reported	$ 5,262	$ 3,346	$ 9,797	$ 6,212
Stock-based compensation cost, net of tax	(87)	(59)	(146)	(129)

Pro forma net income	5,175	3,287	9,651	6,083
Basic earnings per share as reported	.52	.33	.96	.61
Pro forma basic earnings per share	.51	.32	.95	.60
Diluted earnings per share as reported	.50	.32	.94	.60
Pro forma diluted earnings per share	.50	.32	.93	.59

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

NOTE 2 — SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
June 30, 2005
Available for Sale:
U.S. Treasury and federal
agency securities	$113,163	$ 271	$ (799)	$112,635
State and municipal bonds	46,688	1,038	(132)	47,594
Other equity securities	1,000	14	---	1,014

	$160,851	$ 1,323	$ (931)	$161,243

Held to Maturity:
State and municipal bonds	$ 2,481	$ 11$	---	$ 2,595

December 31, 2004
Available for Sale:
U.S. Treasury and federal
agency securities	$ 91,394	$ 447	$ (442)	$ 91,399
State and municipal bonds	45,152	907	(209)	45,850

	$136,546	$ 1,354	$ (651)	$137,249

Held to Maturity:
State and municipal bonds	$ 2,552	$ 11$	---	$ 2,662

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2005

U.S. Treasury and federal
agency securities	$62,421	$(321)	$19,021	$(478)	$81,442	$(799)
State and municipal bonds	1,153	(1)	7,164	(131)	8,317	(132)

Total temporarily impaired	$63,574	$(322)	$26,185	$(609)	$89,759	$(931)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2004

U.S. Treasury and federal
agency securities	$32,610	$(389)	$1,947	$(53)	$34,557	$(442)
State and municipal bonds	10,870	(209)	---	---	10,870	(209)

Total temporarily impaired	$43,480	$(598)	$1,947	$(53)	$45,427	$(651)

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

Contractual maturities of debt securities at June 30, 2005 were as follows (in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$ ---	$ ---	$ 4,061	$ 4,089
Due from one to five years	---	---	105,909	105,277
Due from five to ten years	451	454	16,295	16,981
Due after ten years	2,030	2,141	33,586	33,882

	$2,481	$ 2,595	$159,851	$160,229

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – LOANS

Loans were as follows (in thousands):

	June 30, 2005	December 31 2004
Commercial	$ 337,158	$ 338,398
Commercial mortgage	736,881	676,637
Residential mortgage	225,023	218,999
Consumer	170,431	162,353

	1,469,493	1,396,387
Allowance for loan losses	(20,010)	(19,251)

	$ 1,449,483	$ 1,377,136

Activity in the allowance for loan losses was as follows (in thousands):

	Three months Ended June 30, 2005	Three months Ended June 30, 2004	Six months Ended June 30, 2005	Six months Ended June 30, 2004
Balance at beginning of period	19,534	16,958	$ 19,251	$ 16,093
Provision for loan losses	1,125	1,440	2,025	2,665
Charge-offs	(693)	(565)	(1,350)	(946)
Recoveries	44	74	84	95

Balance at end of period	$ 20,010	$ 17,907	$ 20,010	$ 17,907

NOTE 4 – DEPOSITS.

Deposits are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Noninterest-bearing demand	$ 169,189	$ 149,104
Money market	407,064	514,415
NOW and Super NOW	158,471	169,179
Savings	40,357	38,494
Certificates of deposit	562,560	480,324

	$1,337,641	$1,351,516

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank were as follows (in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weight Average Interest Rate
June 30, 2005
Short-term variable	$ 65,000	November 2005	3.46%
Single maturity fixed rate advances	108,900	July 2005 to May 2010	3.46%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	10,664	February 2008 to July 2018	3.89%

	$215,564

December 31, 2004
Single maturity fixed rate advances	$ 72,100	January 2005 to October 2007	3.03%
Putable advances	41,000	January 2005 to December 2010	5.98%
Amortizable mortgage advances	10,885	February 2008 to July 2018	3.93%

	$123,985

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $111,637,000 and $90,392,000 at June 30, 2005 and December 31, 2004, and residential and commercial real estate loans totaling approximately $565,250,000 and $552,295,000 under a blanket lien arrangement at June 30, 2005 and December 31, 2004.

Maturities as of June 30, 2005 were as follows (in thousands):

2005	$ 69,700
2006	47,200
2007	27,000
2008	15,888
2009	5,442
Thereafter	50,334

$215,564

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004 are as follows (dollars in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Basic earnings per share
Net income	$ 5,262	$ 3,346	$ 9,797	$ 6,212

Weighted average common
shares outstanding	10,191,218	10,125,555	10,179,269	10,116,534

Basic earnings per share	$ 0.52	$ 0.33	$ 0.96	$ 0.61

Diluted earnings per share
Net income	$ 5,262	$ 3,346	$ 9,797	$ 6,212

Weighted average common
shares outstanding	10,191,218	10,125,555	10,179,269	10,116,534
Add: Dilutive effects of assumed
exercise of stock options	256,657	176,117	252,367	178,514

Weighted average common and
dilutive potential common
shares outstanding	10,447,875	10,301,672	10,431,636	10,295,048

Diluted earnings per share	$ 0.50	$ 0.32	$ 0.94	$ 0.60

There were no antidilutive shares for the three months ended June 30, 2005. Stock options for 1,150 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2005 because they were antidilutive. There were no antidilutive shares for the three and six months ended June 30, 2004.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003, the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank, which the Company acquired effective April 1, 2002. Trade Partners was involved in purchasing and selling interests in viaticals which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. In May 2003 a purported class action complaint was filed against the Company alleging that Grand Bank breached escrow agreements and its fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals or in interests in limited partnerships which made loans to Trade Partners secured by viaticals. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. In late July 2005 another purported class action was filed against the Company by the counsel to the receiver making allegations similar to those in the first class action, but on behalf of a class which the suit claims comprises all persons who made any kind of investment with Trade Partners. The Company intends to answer the complaint denying the material allegations and raising certain affirmative defenses. Management believes the Company has strong defenses and will vigorously defend the cases.

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2004 and the first six months of 2005. It is anticipated that approximately $205,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	June 30, 2005	December 31, 2004
Notional amounts $	80,000	100,000
Weighted average pay rates	6.25%	5.25%
Weighted average receive rates	6.42%	6.54%
Weighted average maturity	3.5 years	3.2 years
Unrealized gain (loss) related to interest rate swaps	(669)	(75)

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

At June 30, 2005 and December 31, 2004, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005
Total capital (to risk weighted assets)
Consolidated	$170,085	11.1%	$123,093	8.0%	$153,866	10.0%
Bank	159,624	10.4	122,884	8.0	153,605	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	142,852	9.3	61,547	4.0	92,320	6.0
Bank	140,414	9.1	61,442	4.0	92,163	6.0
Tier 1 capital (to average assets)
Consolidated	142,852	8.3	69,222	4.0	86,528	5.0
Bank	140,414	8.1	69,139	4.0	86,424	5.0
December 31, 2004
Total capital (to risk weighted assets)
Consolidated	$161,367	11.1%	$116,104	8.0%	$145,130	10.0%
Bank	147,500	10.2	115,945	8.0	144,931	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	135,226	9.3	58,052	4.0	87,078	6.0
Bank	129,384	8.9	57,972	4.0	86,959	6.0
Tier 1 capital (to average assets)
Consolidated	135,226	8.3	65,060	4.0	81,325	5.0
Bank	129,384	8.0	64,904	4.0	81,130	5.0

The Company and the Bank were categorized as well capitalized at June 30, 2005 and December 31, 2004. There are no conditions or events since that notification that management believes have changed either institution’s category.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc. and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank Corporation is a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-three branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services is a broker/dealer that provides various services including discount brokerage, personal financial planning, and consultation regarding mutual funds and annuities. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

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

The West Michigan markets within which we operate continue to provide significant expansion opportunities for us. We opened our tenth branch in the Kent County market on the north side of the greater Grand Rapids area during the second quarter of 2005. Because of the significance of the greater Grand Rapids market and as it represents the greatest opportunity for market share growth, we anticipate additional branch openings in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended June 30, 2005 was $5.26 million, an increase of 57% as compared to second quarter 2004 net income of $3.35 million. Earnings per share on a diluted basis were $.50 for the second quarter of 2005, which was an increase of 56% over the same period of the prior year. Net income for the six months ended June 30, 2005 was up 58% to $9.80 million compared to $6.21 million for the same period in the prior year. Earnings per share on a diluted basis were $.94 for the six months ended June 30, 2005 compared to $.60 for the same period in the prior year.

The increases in net income for both the three months and six months ended June 30, 2005 as compared to the same periods in the prior year were primarily related to growth in net interest income and partially offset by an increase in non-interest expense. An increase in noninterest income and a decrease in the provision for loan losses also contributed to the overall increases in net income for both the three and six months ended June 30, 2005.

Net Interest Income: Net interest income totaled $15.49 million for the second quarter of 2005, an increase of $2.92 million or 23%, as compared to the second quarter of 2004. Net interest income for the first six months of 2005 totaled $30.33 million, an increase of 27% as compared to $23.96 million for the same period in 2004. The improvement in net interest income for both the three and six month periods was driven by a combination of strong increases in both average earning assets and net interest margin. Average earning assets increased $231.06 million to $1.63 billion for the second quarter of 2005 compared to the second quarter of 2004, and $242.89 million to $1.60 billion for the six month period ended June 30, 2005 compared to the same period in the prior year. The net interest margin increased 20 basis points to 3.82% for the second quarter of 2005 and 28 basis points to 3.83% for the first six months of 2005 when compared to the same periods in the prior year.

During both the three and six month periods, the increase in the yield on earning assets exceeded the increase in the cost of funds and is the primary reason for the increase in the net interest margin. The yield on earning assets increased by 89 basis points and 80 basis points, respectively, for the three and six months ended June 30, 2005 as compared to the same periods in the prior year. The increases in short-term rates that began in mid-2004 have caused an increase in the yield on our variable rate loan portfolio and are the primary reasons for the increase in the yield on earning assets. The cost of funds increased by 73 basis points and 55 basis points, respectively, for the three and six months ended June 30, 2005 as compared to the same periods in the prior year. An increase in the rates paid on our deposit accounts and the rollover of time deposits at higher rates within the current rising rate environment is a large reason for the increase in the cost of funds. A shift to higher costing sources of funds that began in the first quarter of 2005 and has continued into the second quarter has also caused an increase in the cost of funds.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. Because of the shift in our funding sources to higher costing funds, we would expect future increases in short-term rates to have a lesser positive impact on our net interest margin than they have in recent quarters.

The following table shows an analysis of net interest margin for the three-month periods ending June 30, 2005 and 2004 (dollars in thousands).

	For the three months ended June 30,

	2005			2004
	Average Balance	Interest Earned Or paid	Average Yield or cost	Average Balance	Interest Earned Or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$ 111,939	1,136	4.06%	$85,873	$ 898	4.18%
Tax-exempt securities (1)	48,762	516	6.54%	37,683	402	6.63%
Loans	1,456,499	23,565	6.42%	1,266,080	17,241	5.40%
Federal Home Loan Bank stock	13,024	138	4.20%	9,446	94	3.96%
Fed funds sold	254	2	3.96%	333	1	0.95%

Total interest earning assets (1)	1,630,478	25,357	6.24%	1,399,415	18,636	5.35%
Noninterest earning assets:
Cash and due from banks	26,363			32,769
Other	99,016			67,971

Total assets	$1,755,857			1,500,155

Liabilities
NOWs and MMDAs	605,170	2,748	1.82%	$537,452	1,376	1.03%
Savings	41,592	48	0.47%	38,985	20	0.20%
IRAs	30,214	264	3.50%	27,139	214	3.17%
Time deposits	494,987	3,951	3.20%	385,682	2,619	2.73%
Federal Home Loan Bank advances	207,486	1,944	3.71%	172,494	1,322	3.03%
Long-term debt	41,238	625	6.00%	41,238	419	4.01%
Federal funds borrowed and other
borrowings	36,622	290	3.13%	31,973	96	1.19%

Total interest bearing liabilities	1,457,309	9,870	2.70%	1,234,963	6,066	1.97%
Noninterest bearing liabilities:
Noninterest bearing demand accounts	158,722			133,289
Other noninterest bearing liabilities	5,807			7,251
Shareholders' equity	134,019			124,652

Total liabilities and shareholders' equity	1,755,857			$1,500,155

Net interest income		$15,487			$12,570

Net interest spread (1)			3.54%			3.38%
Net interest margin (1)			3.82%			3.62%
Ratio of average interest earning assets to
average interest bearing liabilities	111.88%			133.32%

(1)     Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the six-month periods ending June 30, 2005 and 2004 (dollars in thousands).

	For the six months ended June 30,

	2005			2004
	Average Balance	Interest Earned Or paid	Average Yield or cost	Average Balance	Interest Earned Or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$ 105,372	2,132	4.05%	$80,054	$ 1,717	4.29%
Tax-exempt securities (1)	48,157	1,022	6.56%	36,276	776	6.65%
Loans	1,432,484	45,124	6.28%	1,229,804	33,235	5.36%
Federal Home Loan Bank stock	12,678	267	4.18%	9,157	206	4.45%
Fed funds sold	1,010	11	2.25%	1,521	7	0.94%

Total interest earning assets (1)	1,599,701	48,556	6.12%	1,356,812	35,941	5.32%
Noninterest earning assets:
Cash and due from banks	35,278			31,137
Other	91,508			67,686

Total assets	$1,726,487			$1,455,635

Liabilities
NOWs and MMDAs	633,357	5,388	1.72%	$530,828	2,746	1.04%
Savings	40,325	82	0.41%	37,990	41	0.22%
IRAs	29,502	500	3.42%	26,783	434	3.26%
Time deposits	483,958	7,366	3.07%	390,467	5,413	2.79%
Federal Home Loan Bank advances	175,217	3,255	3.70%	151,826	2,514	3.27%
Long-term debt	41,238	1,192	5.75%	32,197	670	4.09%
Federal funds borrowed and other
borrowings	29,977	442	2.93%	26,552	162	1.21%

Total interest bearing liabilities	1,433,574	18,225	2.55%	1,196,643	11,980	2.00%
Noninterest bearing liabilities:
Noninterest bearing demand accounts	153,262			127,580
Other noninterest bearing liabilities	6,616			7,144
Shareholders' equity	133,035			124,268

Total liabilities and shareholders' equity	1,726,487			$1,455,635

Net interest income		$30,331			$23,961
Net interest spread (1)			3.57%			3.32%
Net interest margin (1)			3.83%			3.55%
Ratio of average interest earning assets to
average interest bearing liabilities	111.59%			113.39%

(1)     Yield adjusted to fully tax equivalent.

Provision for Loan Losses: The provision for loan losses for the three and six month periods ended June 30, 2005 decreased to $1,125,000 and $2,025,000, respectively, as compared to $1,440,000 and $2,665,000 for the same periods in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the later discussion under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2005 increased to $3.37 million and $6.04 million, respectively, from $2.75 million and $5.05 million for the same periods in the prior year. An increase in service charges on deposit accounts and other income for both the three and six months periods were partially offset by slight declines in gains on loans sold and trust fee income. Service charges on deposits increased $426,000 and $499,000 during the three and six month periods. During the second quarter of 2005, an overdraft privilege service was implemented for deposit customers that has been received well, and is the primary reason for the increase. Other income increased $520,000 and $993,000 for the three and six month periods. The majority of the increase for each period is associated with the income earned on bank-owned life insurance, purchased in the fourth quarter of 2004. In addition, a $200,000 gain was realized during the second quarter of 2005 from the sale of a commercial property previously held as other real estate.

Noninterest Expense: Noninterest expense for the three and six month periods ended June 30, 2005 increased to $9.96 million and $19.92 million, respectively, from $8.93 million and $17.19 million for the same periods in the prior year. Salaries and benefits increased by $582,000 for the second quarter and $1,499,000 for the first six months of 2005 compared to the same periods in the prior year. The increase is primarily related to additional staffing in each line of business and in support departments consistent with growth of the Bank. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Increased incentives associated with strong performance to date also contributed to the increase in salaries and benefits during both periods. Occupancy expense has increased along with our branch expansion, which included two new locations and a relocation of one of our branch sites since the second quarter of 2004. The increases in marketing and promotion, office supplies, data processing and other expenses reflect the Company’s continued investment in growth. Although we expect noninterest expense levels to generally rise with our growth, we expect to continue to improve our efficiency by better utilizing our capacity as we grow. The efficiency ratio for the second quarter of 2005 was 52.83% compared to 58.31% for the second quarter of 2004. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

FINANCIAL CONDITION

Summary: Our total assets were $1.78 billion at June 30, 2005, an increase of $108.01 million from $1.67 billion at December 31, 2004. The growth in assets was primarily from an increase of $73.11 million in total portfolio loans and $24.99 million in securities available for sale. The growth in assets was funded by an increase of $112.01 million of other borrowings.

Securities Available for Sale: Securities available for sale were $161.24 million at June 30, 2005 compared to $137.25 million at December 31, 2004. The increase reflects our interest in diversifying our asset base and was primarily from additional U.S. Government Agency securities which became attractive during the period due to the rise in yields for these securities.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.47 billion at June 30, 2005 compared to $1.40 billion at December 31, 2004. Our loan portfolio continues to be driven by our commercial loan department. Commercial and commercial real estate loans accounted for approximately 73% of the total loan portfolio at June 30, 2005 and December 31, 2004. Consumer loans comprised 12% of the portfolio, while residential mortgage loans were 15% of total loans at June 30, 2005.

The loan growth we have experienced continues to reflect the acceptance of our community banking philosophy in the growing communities we serve. During the second quarter of 2005, loans grew approximately $43.7 million after $29.4 million of growth in the first quarter of 2005. Beginning in the fourth quarter of 2004 we began to see increasing pricing pressures from other competitors and a slight slowdown in the more desirable loan prospects that continued into the first quarter of 2005. We are, however, beginning to see an improving economy in West Michigan and accordingly, we have seen recent signs of favorable new business activity among our business customers. We expect our growth rates to increase as 2005 continues.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. Non-performing loans to total loans declined to 0.23% at June 30, 2005 from 0.29% at December 31, 2004 and nonperforming assets declined to 0.31% at June 30, 2005 from 0.35% at December 31, 2004. During the second quarter of 2005, the one property held in foreclosed assets at December 31, 2004 was sold with a realized gain of $200,000. The majority of the balance that remains in foreclosed assets at June 30, 2005 relates to the transfer of one nonperforming commercial real estate loan during the first quarter at a value expected to result in no further loss upon disposition.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	June 30, 2005	December 31, 2004

Nonaccrual loans	$2,288	$3,249
Loans 90 days past due and still accruing	1,097	772

Total nonperforming loans	3,385	4,021
Foreclosed assets	2,151	1,850
Repossessed assets	4	-

Total nonperforming assets	$5,540	$5,871

Nonperforming loans to total loans	0.23%	0.29%
Nonperforming assets to total assets	0.31%	0.35%

Allowance for loan losses: The allowance for loan losses as of June 30, 2005 was $20.01 million, or 1.36% of total portfolio loans, compared to $19.3 million, or 1.38% of total portfolio loans at December 31, 2004. The increase in the allowance was the result of a $2,025,000 provision for loan losses offset by net charge-offs for the quarter. Net charge-offs for the six months ended June 30, 2005 totaled $1,266,000 as compared to $851,000 for the same period in 2004. The ratio of net charge-offs to average loans was 0.18% on an annualized basis for the six months of 2005 compared to 0.16% for the first six months of 2004.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $385,000 at June 30, 2005 and $923,000 at December 31, 2004. The decline in the specific allowance for impaired loans relates primarily to the transfer of the nonperforming loan to foreclosed assets during the first quarter of 2005 discussed above, and the overall reduction of other impaired loans with specific reserves during the period.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Because of the relatively unseasoned nature of our loan portfolio and the rapid loan growth we have experienced since inception, our actual historical loan loss experience remains limited. Accordingly, our loss factors are primarily based upon our analysis of the banking industry’s historical loan loss experience, including the historical loan loss experience within the current markets we operate. These factors are monitored against our loss experience as our portfolios’ age, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $18.0 million at June 30, 2005 compared to $16.4 million at December 31, 2004. The increase in the formula allowance for the period is associated with the continuing growth in the commercial loan portfolio and a slight downward migration of loan ratings for the commercial loan portfolio.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive general allowance allocations based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for probable losses associated with these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.6 million at June 30, 2005 compared to $1.7 million at December 31, 2004.

Deposits and Other Borrowings: Total deposits decreased $13.9 million to $1.34 billion at June 30, 2005 compared to $1.35 billion at December 31, 2004. During the second quarter of 2005, one large business relationship put to use a large portion of their deposit balances which we anticipated would occur sometime during 2005. Accordingly, we experienced a large decline in the balance of our money market accounts. This decline was offset by an increase in the balance of noninterest-bearing checking accounts and certificates of deposit since December 31, 2004.

We continue to establish new core deposit customers as evidenced by the $20.1 million increase in noninterest-bearing checking balances and the additional 1,800 of new noninterest-bearing checking accounts that were opened during the quarter. It is expected that as these new accounts develop into more full relationships, they will further contribute to deposit growth. The increase in certificates of deposit includes an increase in balances from our core deposit customers, as market rates on these deposit types have increased from historic lows and become more attractive. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect continued growth in our core deposits. The increase in certificates of deposit also includes an increase in brokered deposits to help support our asset growth.

The increase in other borrowings of $112.01 million is related to a $20.4 million increase in Federal funds purchased and a $91.6 million increase in Federal Home Loan Bank advances. The increases were to help offset the decline in deposit balances associated with the one large business relationship noted above, and also to support the asset growth we experienced during the first half of 2005.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $6.9 million during the quarter to $136.0 million at June 30, 2005, as the retention of earnings was partially offset by a reduction in accumulated other comprehensive income.

Net income generated during the first six months of 2005 of $9.80 million was partially offset by cash dividends of $2.86 million, or $.28 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On April 21, 2005, a 15% stock dividend was announced, representing our fifth consecutive annual stock dividend and was paid on May 27, 2005 to shareholders of record as of May 11, 2005. This 15% dividend was higher than our normal 5% dividend of the last two years. The extra 10% was added to this year’s dividend in response to the strong financial performance of the Company. All per share and average share information in this report has been adjusted to reflect the effect of these dividends.

The change in accumulated other comprehensive income was due to a decrease in both the market value of securities available for sale and the derivative instruments associated with the Company’s interest rate swap arrangements due principally to the general rise in interest rates during the first six months of 2005. For more information regarding our interest rate swap arrangements see the Notes to the consolidated financial statements.

At June 30, 2005 and December 31, 2004, our total capital to risk-weighted assets was 11.1%. Our Tier 1 Capital as a percent of average assets was 8.3% at both June 30, 2005 and December 31, 2004. Both ratios continue to be maintained at levels in excess of the regulatory minimums for well capitalized institutions. The ratios remained stable since the beginning of the year as our strong earnings during the quarter kept pace with the growth in our assets.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2005 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$160,858	(7.10)	$66,756	6.90
Interest rates up 100 basis points	168,340	(2.78)	64,615	3.47
No change in interest rates	173,161	-	62,447	-
Interest rates down 100 basis points	179,133	3.45	60,404	(3.27)
Interest rates down 200 basis points	185,369	7.05	57,977	(7.16)

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

A lawsuit was filed in April 2003 by John and Kathryn Brand in Oklahoma state court against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The Company and Grand Bank have answered this complaint, denying the material allegations and raising certain affirmative defenses. The trial court had entered an order in February 2005 staying this case, but the stay order was reversed on appeal in May 2005. No trial date has yet been set.

In May 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company and against LaSalle Bank Corporation in the United States District Court for the District of Western Michigan. The purported class included investors who invested in limited liability companies formed by Trade Partners. On November 6, 2003, the court permitted the plaintiffs to amend their complaint to expand the purported class to include all individuals who invested in Trade Partners viatical investments. The class has not been certified. The court had stayed this action to avoid interference with the process of the receivership proceedings, but the stay was lifted in July 2005. The plaintiffs allege that Grand Bank breached certain escrow agreements, breached its fiduciary duties, acted negligently or grossly negligently with respect to the plaintiff’s investments and violated the Michigan Uniform Securities Act. The amended complaint seeks certification of the action as a class action, unspecified damages and other relief. The Company has answered this complaint denying the material allegations and raising certain affirmative defenses.

In late July 2005 counsel to the Trade Partners Receiver filed another purported class action on behalf of Kelly Priest and certain trusts controlled by Gary Towle and his wife, making substantially the same allegations as in the Jenkins complaint but on behalf of a class which is asserted to comprise all investors who are holders of allowed claims in the Trade Partners receivership, described below. The Company expects to answer this complaint denying the material allegations and raising certain affirmative defenses.

The Company believes it has meritorious defenses and intends to vigorously defend these cases.

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of April 15, 2005, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $26.5 million, and had claims pending for an additional $5.9 million (though other parties assert claims to some of these proceeds). He reported at the same time that all premium payments were current. As of April 15, 2005, the receiver reported cash on hand of approximately $12.3 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments.

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

The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing has yet been set on the plan. The receiver has recently received authorization from the Court to sell the entire portfolio with a face value of approximately $170 million to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value or approximately $43 million. The receiver had previously indicated that, depending on the outcome of the motion to sell the portfolio, he might propose a new plan of distribution, but to date no such plan has been proposed. The receiver reported as of April 15, 2005 that claims against the receivership estate totaling $114,852,000 have been approved, and that he estimates total claims will be approximately $181,000,000.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES. None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The annual meeting of shareholders was held on April 21, 2005, at which meeting the shareholders elected two directors.

Director Nominee:	Term Expires:	For:	Withheld:
Robert E. DenHerder	2008	7,089,900	271,245
Arend D. Lubbers	2008	7,216,219	144,925

Item 5.	OTHER INFORMATION. None.

Item 6.	EXHIBITS.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon A. Swets
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: August 5, 2005

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