Form 10-Q
period 2005-09-30
MACATAWA BANK CORP
filed 2005-11-08
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes [X] No [__]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,222,328 shares of the Company’s Common Stock (no par value) were outstanding as of November 7, 2005.

INDEX

Page Number
Part I Financial Information:

Item 1
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	9

Item 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations	19

Item 3
Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4
Controls and Procedures	28

Part II Other Information:

Item 1
Legal Proceedings	29

Item 2
Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3
Defaults Upon Senior Securities	30

Item 4
Submission of Matters to a Vote of Security Holders	30

Item 5
Other Information	30

Item 6
Exhibits	30

Signatures	32

Part I. Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 (unaudited) and December 31, 2004

(dollars in thousands)	September 30, 2005	December 31, 2004

ASSETS
Cash and due from banks	$36,767	$31,711

Securities available for sale	158,875	137,249
Securities held to maturity	3,909	2,552
Federal Home Loan Bank stock	13,910	12,239
Loans held for sale	4,244	3,150
Total loans	1,511,458	1,396,387
Allowance for loan losses	(20,526)	(19,251)

	1,490,932	1,377,136

Premises and equipment - net	51,347	45,784
Accrued interest receivable	8,019	6,395
Goodwill	23,915	23,915
Acquisition intangibles	2,040	2,347
Bank-owned life insurance	20,654	20,157
Other assets	9,871	9,971

Total assets	$1,824,483	$1,672,606

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$172,663	$149,104
Interest-bearing	1,284,821	1,202,412

Total	1,457,484	1,351,516

Federal funds purchased	31,414	22,131
Federal Home Loan Bank advances	147,196	123,985
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	7,820	4,662

Total liabilities	1,685,152	1,543,532

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 20,000,000 shares authorized;
10,216,618 shares and 8,823,902 issued and outstanding as of
September 30, 2005 and December 31, 2004, respectively	136,150	124,389
Retained earnings	4,338	4,277
Accumulated other comprehensive income (loss)	(1,157)	408

Total shareholders' equity	139,331	129,074

Total liabilities and shareholders' equity	$1,824,483	$1,672,606

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2005 and 2004
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Interest income
Loans, including fees	$25,665	$18,838	$70,789	$52,073
Securities	1,666	1,360	4,820	3,853
FHLB Stock	166	110	433	316
Other	255	36	266	43

Total interest income	27,752	20,344	76,308	56,285

Interest expense
Deposits	8,884	4,835	22,220	13,467
Other	2,763	1,890	7,652	5,238

Total interest expense	11,647	6,725	29,872	18,705

Net interest income	16,105	13,619	46,436	37,580

Provision for loan losses	855	3,900	2,880	6,565

Net interest income after
provision for loan losses	15,250	9,719	43,556	31,015

Noninterest income
Service charges and fees	1,259	795	3,138	2,175
Gain on sales of loans	697	340	1,792	1,617
Trust fees	746	684	2,177	2,255
Other	947	442	2,584	1,263

Total noninterest income	3,649	2,261	9,691	7,310

Noninterest expense
Salaries and benefits	5,755	4,950	16,590	14,285
Occupancy of premises	797	675	2,387	2,014
Furniture and equipment	759	689	2,182	2,095
Legal and professional fees	209	155	595	469
Marketing and promotion	395	295	1,175	867
Supplies	152	137	431	407
Data processing fees	417	247	1,186	744
Other	2,204	1,785	6,065	5,241

Total noninterest expenses	10,688	8,933	30,611	26,122

Income before income tax expense	8,211	3,047	22,636	12,203

Income tax expense	2,661	931	7,289	3,875

Net income	$5,550	$2,116	$15,347	$8,328

Basic earnings per share	$.54	$.21	$1.51	$.82
Diluted earnings per share	.53	.21	1.47	.81
Cash dividends per share	.15	.10	.43	.30

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2005 and 2004
(unaudited)

(dollars in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net income	$5,550	$2,116	$15,347	$8,328
Other comprehensive income, net of tax:
Net change in unrealized
gains/(losses) on securities	(213)	2,220	(415)	(281)
Net change in unrealized
gains/(losses) on derivative
instruments	(764)	921	(1,150)	(201)

Comprehensive income	$4,573	$5,257	$13,782	$7,846

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Month Periods Ended September 30, 2005 and 2004
(unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, January 1, 2004	$114,568	$5,300	$2,032	$121,900

Net income for nine months ended September 30, 2004		8,328		8,328

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities			(281)	(281)
Net change in unrealized gain (loss) on derivative
instruments			(201)
Comprehensive income				(201)

				7,846

Issued 24,255 shares for stock option exercises (net of
4,718 shares exchanged)	216			216

Issued 418,263 shares in payment of 5% stock dividend	9,330	(9,355)		(25)

Cash dividends at $.30 per share		(3,121)		(3,121)

Balance, September 30, 2004	$124,114	$1,152	$1,550	$126,816

Balance, January 1, 2005	$124,389	$4,277	$408	$129,074

Net income for nine months ended September 30, 2005		15,347		15,347

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities			(415)	(415)
Net change in unrealized gain (loss) on derivative
instruments			(1,150)	(1,150)

Comprehensive income				13,782

Shares earned (5,000) under Stock Compensation Plan	176			176

Issued 59,307 shares for stock option exercises (net of
4,426 shares exchanged and including $41 of tax
benefit)	722			722

Issued 1,328,409 shares in payment of 15% stock
dividend	10,863	(10,898)		(35)

Cash dividends at $.43 per share		(4,388)		(4,388)

Balance, September 30, 2005	$136,150	$4,338	$(1,157)	$139,331

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2005 and 2004
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Cash flows from operating activities
Net income	$15,347	$8,328
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	2,261	2,214
Stock compensation expense	176	---
Provision for loan losses	2,880	6,565
Origination of loans for sale	(105,321)	(103,559)
Proceeds from sales of loans originated for sale	105,919	107,288
Gain on sales of loans	(1,792)	(1,617)
Net change in:
Accrued interest receivable and other assets	(6,111)	(2,255)
Bank-owned life insurance	(497)	---
Accrued expenses and other liabilities	4,043	234

Net cash from operating activities	16,905	17,198

Cash flows from investing activities
Loan originations and payments, net	(114,008)	(207,968)
Purchases of securities available for sale	(39,001)	(57,074)
Purchases of FHLB stock	(1,422)	(1,551)
Maturities and calls of securities available for sale	15,298	30,575
Principal paydowns on securities	119	353
Additions to premises and equipment	(7,555)	(7,752)

Net cash used in investing activities	(146,569)	(243,417)

Cash flows from financing activities
Net increase in deposits	105,968	213,164
Net increase in short term borrowings	9,283	---
Proceeds from Federal Home Loan Bank advances	395,000	184,000
Repayments of Federal Home Loan Bank advances	(371,789)	(208,065)
Proceeds from long-term debt and other borrowings	---	21,583
Cash dividends paid	(4,423)	(3,146)
Proceeds from exercises of stock options	681	216

Net cash from financing activities	134,720	207,752

Net change in cash and cash equivalents	5,056	(18,467)

Cash and cash equivalents at beginning of period	31,711	60,047

Cash and cash equivalents at end of period	$36,767	$41,580

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Month Periods Ended September 30, 2005 and 2004
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Supplemental cash flow information
Interest paid	$28,537	$18,610
Income taxes paid	5,900	4,125

Supplemental noncash disclosures:
Transfers from loans to other real estate	2,568	---

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Macatawa Bank Corporation (the “Company”) and its wholly-owned subsidiaries, Macatawa Bank, and its wholly-owned subsidiary, Macatawa Bank Mortgage Company; and Macatawa Investment Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are not consolidated with the Company per FASB Interpretation No. 46.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2004 Annual Report containing financial statements for the year ended December 31, 2004.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 15% stock dividend distributed on May 27, 2005, and the 5% stock dividend distributed on May 28, 2004.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No compensation cost related to stock options was recognized during the three and nine month periods ended September 30, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands, except per share data). The pro forma effect may increase in the future if more options are granted.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net income as reported	$5,550	$2,116	$15,347	$8,328
Stock-based compensation cost, net of tax	(38)	(60)	(184)	(189)

Pro forma net income	5,512	2,056	15,163	8,139

Basic earnings per share as reported	.54	.21	1.51	.82
Pro forma basic earnings per share	.54	.20	1.49	.80

Diluted earnings per share as reported	.53	.21	1.47	.81
Pro forma diluted earnings per share	.53	.20	1.45	.79

The Company’s stock compensation plan allows for the issuance of restricted stock awards. Compensation expense is based upon the market price of the Company’s stock at the date of grant and is recognized over the vesting period of the awards. During the third quarter of 2005, 5,000 shares of common stock were awarded under the plan. These shares vested immediately upon grant. Compensation expense for this award amounted to $176,000 and was fully recorded in the third quarter. There was no compensation expense for stock awards in 2004.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 — SECURITIES

The amortized cost and fair values of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values

September 30, 2005
Available for Sale:
U.S. Treasury and federal
agency securities	$111,127	$167		$(1,292)	$110,002
State and municipal bonds	46,684	1,274		(80)	47,878
Other equity securities	1,000	---		(5)	995

	$158,811	$1,441		$(1,377)	$158,875

Held to Maturity:
State and municipal bonds	$3,909	$104	$	---	$4,013

December 31, 2004
Available for Sale:
U.S. Treasury and federal
agency securities	$91,394	$447		$(442)	$91,399
State and municipal bonds	45,152	907		(209)	45,850

	$136,546	$1,354		$(651)	$137,249

Held to Maturity:
State and municipal bonds	$2,552	$110	$	---	$2,662

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at September 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2005

U.S. Treasury and federal
agency securities	$84,565	$(718)	$18,926	$(574)	$103,491	$(1,292)
State and municipal bonds	---	---	5,971	(80)	5,971	(80)
Other equity securities	995	(5)	---	---	995	(5)

Total temporarily impaired	$85,560	$(723)	$24,897	$(654)	$110,457	$(1,377)

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2004

U.S. Treasury and federal
agency securities	$32,610	$(389)	$1,947	$(53)	$34,557	$(442)
State and municipal bonds	10,870	(209)	---	---	10,870	(209)

Total temporarily impaired	$43,480	$(598)	$1,947	$(53)	$45,427	$(651)

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

Contractual maturities of debt securities at September 30, 2005 were as follows (in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$715	$715	$2,057	$2,070
Due from one to five years	715	715	110,148	109,076
Due from five to ten years	451	452	13,192	13,779
Due after ten years	2,028	2,131	32,414	32,955

	$3,909	$4,013	$157,811	$157,880

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – LOANS

Loans were as follows (in thousands):

	September 30, 2005	December 31, 2004

Commercial	$348,559	$338,398
Commercial mortgage	764,346	676,637
Residential mortgage	225,907	218,999
Consumer	172,646	162,353

	1,511,458	1,396,387
Allowance for loan losses	(20,526)	(19,251)

	$1,490,932	$1,377,136

Activity in the allowance for loan losses was as follows (in thousands):

	Three months Ended September 30, 2005	Three months Ended September 30, 2004	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004

Balance at beginning of period	$20,010	$17,907	$19,251	$16,093
Provision for loan losses	855	3,900	2,880	6,565
Charge-offs	(534)	(3,291)	(1,884)	(4,237)
Recoveries	195	84	279	179

Balance at end of period	$20,526	$18,600	$20,526	$18,600

The three and nine month periods ended September 30, 2004 reflect an additional $2.3 million provision for loan losses and a related $2.8 million charge-off recorded for a commercial loan that had become impaired during September 2004.

NOTE 4 – DEPOSITS.

Deposits are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004

Noninterest-bearing demand	$172,663	$149,104
Money market	421,862	514,415
NOW and Super NOW	172,899	169,179
Savings	40,527	38,494
Certificates of deposit	649,533	480,324

	$1,457,484	$1,351,516

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank were as follows (in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2005

Single maturity fixed rate advances	$106,200	November 2005 to May 2010	3.41%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,996	February 2008 to July 2018	3.91%

	$147,196

December 31, 2004

Single maturity fixed rate advances	$72,100	January 2005 to October 2007	3.03%
Putable advances	41,000	January 2005 to December 2010	5.98%
Amortizable mortgage advances	10,885	February 2008 to July 2018	3.93%

	$123,985

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $109,009,000 and $90,392,000 at September 30, 2005 and December 31, 2004, and residential and commercial real estate loans totaling approximately $541,334,000 and $552,295,000 under a blanket lien arrangement at September 30, 2005 and December 31, 2004.

Maturities as of September 30, 2005 were as follows (in thousands):

2005	$2,000
2006	47,200
2007	27,000
2008	15,888
2009	5,442
Thereafter	49,666

$147,196

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Basic earnings per share
Net income	$5,550	$2,116	$15,347	$8,328

Weighted average common
shares outstanding	10,207,428	10,131,467	10,188,758	10,121,548

Basic earnings per share	$0.54	$0.21	$1.51	$0.82

Diluted earnings per share
Net income	$5,550	$2,116	$15,347	$8,328

Weighted average common
shares outstanding	10,207,428	10,131,467	10,188,758	10,121,548
Add: Dilutive effects of assumed
exercise of stock options	.273,327	179,792	260,555	176,938

Weighted average common and
dilutive potential common
shares outstanding	10,480,755	10,311,259	10,449,313	10,298,486

Diluted earnings per share	$0.53	$0.21	$1.47	$0.81

There were no antidilutive shares for the three months ended September 30, 2005. Stock options for 35,000 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2005 because they were antidilutive. There were no antidilutive shares for the three and nine months ended September 30, 2004.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003, the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank, which the Company acquired effective April 1, 2002. Trade Partners was involved in purchasing and selling interests in viaticals, which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. In May 2003 a purported class action complaint was filed against the Company alleging that Grand Bank breached escrow agreements and its fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals or in interests in limited partnerships which made loans to Trade Partners secured by viaticals. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. In late July 2005 another purported class action was filed against the Company by the counsel to the Trade Partners receiver making allegations similar to those in the first class action, but on behalf of a class which the suit claims comprises all persons who made any kind of investment with Trade Partners. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. Management believes the Company has strong defenses and will vigorously defend the cases.

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2004 and the first nine months of 2005. It is anticipated that approximately $465,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	September 30, 2005	December 31, 2004

Notional amounts	$80,000	$100,000
Weighted average pay rates	6.75%	5.25%
Weighted average receive rates	6.42%	6.54%
Weighted average maturity	3.2 years	3.2 years
Unrealized (loss) related to interest rate swaps	$(1,845)	$(75)

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

At September 30, 2005 and December 31, 2004, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2005
Total capital (to risk weighted assets)
Consolidated	$175,100	11.0%	$127,058	8.0%	$158,822	10.0%
Bank	166,593	10.5	126,869	8.0	158,586	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	153,247	9.7	63,529	4.0	95,293	6.0
Bank	146,770	9.3	63,434	4.0	95,151	6.0
Tier 1 capital (to average assets)
Consolidated	153,247	8.5	72,333	4.0	90,417	5.0
Bank	146,770	8.1	72,230	4.0	90,288	5.0

December 31, 2004
Total capital (to risk weighted assets)
Consolidated	$161,367	11.1%	$116,104	8.0%	$145,130	10.0%
Bank	147,500	10.2	115,945	8.0	144,931	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	135,226	9.3	58,052	4.0	87,078	6.0
Bank	129,384	8.9	57,972	4.0	86,959	6.0
Tier 1 capital (to average assets)
Consolidated	135,226	8.3	65,060	4.0	81,325	5.0
Bank	129,384	8.0	64,904	4.0	81,130	5.0

The Company and the Bank were categorized as well capitalized at September 30, 2005 and December 31, 2004. There are no conditions or events since September 30, 2005 that management believes have changed either institution’s category.

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

The West Michigan markets within which we operate continue to provide significant expansion opportunities for us. We opened our tenth branch in the Kent County market on the north side of the greater Grand Rapids area during the second quarter of 2005. Because of the significance of the greater Grand Rapids market and the great opportunity for market share growth, we anticipate additional branch openings in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended September 30, 2005 was $5.6 million, an increase of 162% as compared to third quarter 2004 net income of $2.1 million. Earnings per share on a diluted basis were $.53 for the third quarter of 2005 compared to $.21 for the same period in 2004. Net income for the nine months ended September 30, 2005 was $15.4 million compared to $8.3 million for the same period in the prior year. Earnings per share on a diluted basis were $1.47 for the nine months ended September 30, 2005 compared to $.81 for the same period in the prior year. The results for both the three and nine months ended September 30, 2004 reflect the impact of the $2.3 million ($1.5 million after-tax, or $0.15 per share) charge to earnings related to a commercial borrower as discussed below under Loan Portfolio and Asset Quality. Without this loss in the prior year results, current quarter earnings were 53% higher than the prior year third quarter.

Net Interest Income: Net interest income totaled $16.1 million for the third quarter of 2005, an increase of $2.5 million or 18%, as compared to the third quarter of 2004. Net interest income for the first nine months of 2005 totaled $46.4 million, an increase of 24% as compared to $37.6 million for the same period in 2004. The improvement in net interest income for both the three and nine month periods was driven by a combination of strong increases in both average earning assets and net interest margin. Average earning assets increased $220.9 million to $1.70 billion for the third quarter of 2005 compared to the third quarter of 2004, and $235.6 million to $1.64 billion for the nine month period ended September 30, 2005 compared to the same period in the prior year. The net interest margin increased 10 basis points to 3.76% for the third quarter of 2005 and 22 basis points to 3.81% for the first nine months of 2005 when compared to the same periods in the prior year.

During both the three and nine month periods, the increase in the yield on earning assets exceeded the increase in the cost of funds and is the primary reason for the increase in the net interest margin. The yield on earning assets increased by 101 basis points and 87 basis points, respectively, for the three and nine months ended September 30, 2005 as compared to the same periods in the prior year. The cost of funds increased by 99 basis points and 70 basis points, respectively, for the three and nine months ended September 30, 2005 as compared to the same periods in the prior year. The increases in short-term rates that began in mid-2004 have caused an increase in the yield on our variable rate loan portfolio and are the primary reasons for the increase in the yield on earning assets. An increase in the rates paid on our deposit accounts and the rollover of time deposits at higher rates within the current rising rate environment is a large reason for the increase in the cost of funds. A shift to higher costing sources of funds that began in the first quarter of 2005 and has continued into the second and third quarters has also caused an increase in the cost of funds.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. Because of the shift in our funding sources to higher costing funds, we would expect future increases in short-term rates to have a lesser positive effect on our net interest margin than they have in recent quarters.

The following table shows an analysis of net interest margin for the three-month periods ending September 30, 2005 and 2004 (dollars in thousands).

	For the three months ended September 30,

	2005			2004

	Average Balance	Interest Earned or paid	Average Yield Or cost	Average Balance	Interest Earned Or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$113,125	1,136	4.02%	$87,967	$908	4.13%
Tax-exempt securities (1)	50,176	530	6.52%	42,373	452	6.63%
Loans	1,498,344	25,665	6.72%	1,331,566	18,838	5.56%
Federal Home Loan Bank stock	13,910	166	4.67%	9,804	110	4.39%
Fed funds sold	29,105	255	3.43%	12,078	36	1.18%

Total interest earning assets (1)	1,704,660	27,752	6.47%	1,483,788	20,344	5.46%

Noninterest earning assets:
Cash and due from banks	32,709			37,281
Other	96,202			64,358

Total assets	$1,833,571			$1,585,427

Liabilities
NOWs and MMDAs	599,805	3,091	2.05%	$629,637	1,892	1.20%
Savings	41,763	51	0.48%	39,629	20	0.20%
IRAs	30,953	285	3.65%	27,269	220	3.21%
Time deposits	592,887	5,457	3.65%	411,193	2,703	2.61%
Federal Home Loan Bank advances	175,581	1,742	3.88%	141,087	1,347	3.74%
Long-term debt	41,238	677	6.43%	41,238	473	4.49%
Federal funds borrowed and other
borrowings	37,792	344	3.56%	16,538	70	1.63%

Total interest bearing liabilities	1,520,019	11,647	3.03%	1,306,591	6,725	2.04%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	168,387			149,002
Other noninterest bearing liabilities	6,609			3,983
Shareholders' equity	138,556			125,851

Total liabilities and shareholders' equity	1,833,571			$1,585,427

Net interest income		$16,105			$13,619

Net interest spread (1)			3.44%			3.42%
Net interest margin (1)			3.76%			3.66%
Ratio of average interest earning assets to
average interest bearing liabilities	112.15%			113.56%

(1)     Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the nine-month periods ending September 30, 2005 and 2004 (dollars in thousands).

	For the nine months ended September 30,

	2005			2004

	Average Balance	Interest Earned or paid	Average Yield Or cost	Average Balance	Interest Earned Or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$107,985	3,268	4.04%	$82,671	$2,624	4.23%
Tax-exempt securities (1)	48,838	1,552	6.54%	38,323	1,229	6.64%
Loans	1,454,678	70,789	6.43%	1,263,972	52,073	5.43%
Federal Home Loan Bank stock	13,093	433	4.36%	9,374	316	4.43%
Fed funds sold	10,478	266	3.35%	5,105	43	1.13%

Total interest earning assets (1)	1,635,072	76,308	6.24%	1,399,445	56,285	5.37%

Noninterest earning assets:
Cash and due from banks	34,414			33,200
Other	93,088			66,569

Total assets	$1,762,574			$1,499,214

Liabilities
NOWs and MMDAs	622,064	8,480	1.82%	$564,005	4,637	1.10%
Savings	40,796	132	0.43%	38,541	61	0.21%
IRAs	29,991	785	3.50%	26,945	654	3.24%
Time deposits	520,667	12,823	3.30%	397,426	8,115	2.73%
Federal Home Loan Bank advances	175,340	4,997	3.76%	148,220	3,863	3.42%
Long-term debt	41,238	1,869	5.98%	35,233	1,143	4.25%
Federal funds borrowed and other
borrowings	32,610	786	3.18%	23,189	232	1.32%

Total interest bearing liabilities	1,462,706	29,872	2.72%	1,233,559	18,705	2.02%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	158,359			134,773
Other noninterest bearing liabilities	6,614			6,083
Shareholders' equity	134,895			124,799

Total liabilities and shareholders' equity	1,762,574			$1,499,214

Net interest income		$46,436			$37,580

Net interest spread (1)			3.52%			3.35%
Net interest margin (1)			3.81%			3.59%
Ratio of average interest earning assets to
average interest bearing liabilities	111.78%			113.45%

(1)     Yield adjusted to fully tax equivalent.

Provision for Loan Losses: The provision for loan losses for the three and nine month periods ended September 30, 2005 decreased to $855,000 and $2,880,000, respectively, as compared to $3,900,000 and $6,565,000 for the same periods in the prior year. The decrease for both the three and nine month periods ended September 30, 2005 is largely related to the $2.3 million additional provision recorded in September, 2004 for the one commercial borrower described under Portfolio Loans and Asset Quality. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2005 increased to $3.7 million and $9.7 million, respectively, from $2.3 million and $7.3 million for the same periods in the prior year. Service charges on deposits increased $464,000 and $963,000 during the three and nine month periods. An overdraft privilege service implemented for deposit customers during the second quarter of 2005 continues to be well received and was the primary reason for the increase. Gains on loans sold increased $357,000 and $175,000 during the three and nine month periods. Leading into and during the third quarter of this year, mortgage rates remained at relatively low levels resulting in steady mortgage loan origination volume. Because mortgage rates have since risen, we expect loan volume and the resulting gains on sales to decline from the levels we experienced during this quarter. Other income increased $505,000 and $1,321,000 for the three and nine month periods. Part of the increase for each period was associated with the income earned on bank-owned life insurance, purchased in the fourth quarter of 2004. In addition, a $200,000 gain was realized during the second quarter of 2005 from the sale of a commercial property previously held as other real estate, and a $148,000 gain was realized during the third quarter of 2005 from the sale of a commercial property.

Noninterest Expense: Noninterest expense for the three and nine month periods ended September 30, 2005 increased to $10.7 million and $30.6 million, respectively, from $8.9 million and $26.1 million for the same periods in the prior year. Salaries and benefits, which represented the largest category of the increase, increased by $805,000 for the third quarter and $2,305,000 for the first nine months of 2005 compared to the same periods in the prior year. The increase was primarily related to additional staffing in each line of business and in support departments consistent with growth of the Bank. The increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Increased incentives associated with strong performance to date also contributed to the increase in salaries and benefits during both periods. Occupancy expense has increased along with our branch expansion, which included two new locations and a relocation of one of our branch sites since the second quarter of 2004. The increases in marketing and promotion, office supplies, data processing and other expenses reflect the Company’s continued investment in growth. Although we expect noninterest expense levels to generally rise with our growth, we expect to continue to improve our efficiency by better utilizing our capacity as we grow. The efficiency ratio for the third quarter of 2005 was 54.11% compared to 56.25% for the third quarter of 2004. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

FINANCIAL CONDITION

Summary: Our total assets were $1.82 billion at September 30, 2005, an increase of $151.9 million from $1.67 billion at December 31, 2004. The growth in assets was primarily from an increase of $115.1 million in total portfolio loans and $21.6 million in securities available for sale. The growth in assets was funded by an increase of $106.0 million in deposits and $32.5 million of other borrowings.

Securities Available for Sale: Securities available for sale were $158.9 million at September 30, 2005 compared to $137.3 million at December 31, 2004. The increase reflects our interest in diversifying our asset base and was primarily from additional U.S. Government Agency securities.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.51 billion at September 30, 2005 compared to $1.40 billion at December 31, 2004. Of the $115.1 million in growth during the first nine months of 2005, $97.9 million or 88% was from our commercial loan portfolios. Commercial and commercial real estate loans accounted for approximately 74% of the total loan portfolio at September 30, 2005 and approximately 73% at December 31, 2004. Consumer loans comprised 11% of the portfolio, while residential mortgage loans were 15% of total loans at September 30, 2005.

The loan growth we have experienced continues to reflect the acceptance of our community banking philosophy in the communities we serve. During the third quarter of 2005, loans grew approximately $42.0 million after $43.7 million of growth in the second quarter and $29.4 million of growth in the first quarter of 2005. Beginning in the fourth quarter of 2004 we began to see increasing pricing pressures from other competitors and although those pressures continue we are beginning to see an improving economy in West Michigan and accordingly, we have seen recent signs of favorable new business activity among our business customers. We expect our growth rates to continue for the remainder of 2005.

At the end of the third quarter of 2004, we recorded an additional $2.3 million provision for loan losses against earnings and a related $2.8 million charge-off related to one commercial loan borrower which had become impaired. As of September 30, 2005, the remaining balance of loans and foreclosed properties related to this borrower amounted to $1.4 million. We feel this remaining balance is fully collectible.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. Non-performing loans to total loans declined to 0.24% at September 30, 2005 from 0.29% at December 31, 2004 and nonperforming assets declined to 0.28% at September 30, 2005 from 0.35% at December 31, 2004. The majority of the balance that remained in foreclosed assets at September 30, 2005 related to the nonperforming commercial borrower described above. This property was sold in October, 2005 at its carrying value of $1.2 million.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	September 30, 2005	December 31, 2004

Nonaccrual loans	$3,373	$3,249
Loans 90 days past due and still accruing	192	772

Total nonperforming loans	3,565	4,021
Foreclosed assets	1,617	1,850
Repossessed assets	15	-

Total nonperforming assets	$5,197	$5,871

Nonperforming loans to total loans	0.24%	0.29%
Nonperforming assets to total assets	0.29%	0.35%

Allowance for loan losses: The allowance for loan losses as of September 30, 2005 was $20.5 million, or 1.36% of total portfolio loans, compared to $19.3 million, or 1.38% of total portfolio loans at December 31, 2004. The increase in the allowance was the result of a $2,880,000 provision for loan losses offset by net charge-offs for the nine month period. Net charge-offs for the nine months ended September 30, 2005 totaled $1,605,000 as compared to $4,058,000 for the same period in 2004. The ratio of net charge-offs to average loans was 0.15% on an annualized basis for the nine months of 2005 compared to 0.43% for the first nine months of 2004. The decrease is directly related to the $2.8 million charge-off associated with the commercial borrower described above.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $243,000 at September 30, 2005 and $923,000 at December 31, 2004. The decline in the specific allowance for impaired loans relates primarily to the transfer of the nonperforming loan discussed above to foreclosed assets during the first quarter of 2005 and the overall reduction of other impaired loans with specific reserves during the period.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Because of the relatively unseasoned nature of our loan portfolio and the rapid loan growth we have experienced since inception, our actual historical loan loss experience remains limited. Accordingly, our loss factors are primarily based upon our analysis of the banking industry’s historical loan loss experience, including the historical loan loss experience within the current markets we operate. These factors are monitored against our loss experience as our portfolios’ age, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $18.5 million at September 30, 2005 compared to $16.4 million at December 31, 2004. The increase in the formula allowance for the period is associated with the continuing growth in the commercial loan portfolio and a slight downward migration of loan ratings for the commercial loan portfolio.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive general allowance allocations based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for probable losses associated with these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.8 million at September 30, 2005 compared to $1.7 million at December 31, 2004.

Deposits and Other Borrowings: Total deposits increased $106.0 million to $1.46 billion at September 30, 2005 compared to $1.35 billion at December 31, 2004. During the second quarter of 2005, one large business relationship put to use a large portion of their deposit balances which we anticipated would occur sometime during 2005. Accordingly, we experienced a large decline in the balance of our money market accounts. This decline was offset by an increase in the balance of noninterest-bearing checking accounts and certificates of deposit since December 31, 2004.

We continue to establish new core deposit customers as evidenced by the $23.6 million increase in noninterest-bearing deposit balances in 2005. The increase in certificates of deposit of $169.2 million includes an increase in balances from our core deposit customers, as market rates on these deposit types have increased from historic lows and become more attractive. The increase in certificates of deposit also includes an increase in brokered deposits to help support our asset growth. In addition, during this quarter total core deposits increased $63.0 million. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding branch network, we expect continued growth in our core deposits.

The increase in other borrowings of $32.5 million is related to a $9.3 million increase in Federal funds purchased and a $23.2 million increase in Federal Home Loan Bank advances. The increases were to help offset the decline in deposit balances associated with the one large business relationship noted above, and also to support the asset growth we experienced during the first nine months of 2005.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $10.26 million during the first nine months of 2005 to $139.33 million at September 30, 2005.

Net income generated during the first nine months of 2005 of $15.35 million was partially offset by cash dividends of $4.39 million, or $.43 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On April 21, 2005, a 15% stock dividend was announced, representing our fifth consecutive annual stock dividend and was paid on May 27, 2005 to shareholders of record as of May 11, 2005. This 15% dividend was higher than our normal 5% dividend of the last two years. The extra 10% was added to this year’s dividend in response to the strong financial performance of the Company. All per share and average share information in this report has been adjusted to reflect the effect of these dividends.

The change in accumulated other comprehensive income was due to a decrease in both the market value of securities available for sale and the derivative instruments associated with the Company’s interest rate swap arrangements due principally to the general rise in interest rates during the first nine months of 2005. For more information regarding our interest rate swap arrangements see the Notes to the consolidated financial statements.

At September 30, 2005 and December 31, 2004, our total capital to risk-weighted assets was 11.0 and 11.1%, respectively. Our Tier 1 Capital as a percent of average assets was 8.5% at September 30, 2005 and 8.3% at December 31, 2004. Both ratios continue to be maintained at levels in excess of the regulatory minimums for well capitalized institutions. The ratios remained stable since the beginning of the year as our strong earnings during the quarter kept pace with the growth in our assets.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2005 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$172,865	(6.69)%	$70,293	6.38%
Interest rates up 100 basis points	180,291	(2.69)	68,170	3.17
No change in interest rates	185,268	---	66,077	---
Interest rates down 100 basis points	190,218	2.67	64,057	(3.06)
Interest rates down 200 basis points	195,095	5.30	61,521	(6.89)

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

On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals sold by Trade Partners to investors, the court-appointed receiver has been coordinating the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies do not lapse. The receiver informed the Company that nine policies with a total face value of approximately $1.4 million lapsed for failure to pay premiums prior to the receiver’s coordination efforts. In addition, about $700,000 is being contested as to lapses.

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of July 15, 2005, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $26.7 million, and had claims pending for an additional $6.0 million (though other parties assert claims to some of these proceeds). He reported at the same time that all premium payments were current. As of July 15, 2005, the receiver reported cash on hand of approximately $11.0 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments.

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

The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing has yet been set on the plan. The receiver has recently received authorization from the Court to sell the entire portfolio with a face value of approximately $170 million to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value or approximately $43 million. The receiver had previously indicated that, depending on the outcome of the motion to sell the portfolio, he might propose a new plan of distribution, but to date no such plan has been proposed. The receiver reported as of July 15, 2005 that claims against the receivership estate totaling $127,017,294 have been approved, and reported that active claims totaled $174,866,077.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: November 7, 2005

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