Form 10-K
period 2005-12-31
MACATAWA BANK CORP
filed 2006-03-13
CIK 1053584

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ]    No [X]

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [   ] Accelerated filer [X] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $345,652,547 based on the closing sale price of $34.69 as reported on the National Association of Securities Dealers Automated Quotation System. As of March 3, 2006, there were 10,271,465 outstanding shares of the Company’s common stock (no par value). Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2006 are incorporated by reference into Part II and Part III of the Report.

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

        Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-three branch offices and a lending and operational service facility offering commercial and personal banking services, including checking and savings accounts (including certificates of deposit), cash management, safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans in Kent County, Ottawa County, and northern Allegan County, Michigan. Other service delivery channels we offer include ATMs, internet banking, telephone banking and debit cards. Macatawa Investment Services was formed in October 2001 and gained approval in June 2002 from the NASD to commence operations as a broker/dealer. Macatawa Investment Services provides various brokerage services including discount brokerage, personal financial planning and consultation regarding mutual funds. Macatawa Statutory Trust I is a grantor trust that issued a pooled trust preferred security in July, 2003. Macatawa Statutory Trust II is a grantor trust that issued a pooled trust preferred security in March, 2004. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis. As of December 31, 2005, we had total assets of $1.87 billion, total deposits of $1.51 billion, approximately 87,000 deposit accounts and shareholders’ equity of $141.7 million.

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

Products and Services

        Deposit Services. We offer a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and savings and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We solicit these accounts from individuals, businesses, associations, churches, nonprofit organizations, financial institutions and government authorities. We may also use alternative funding sources as needed, including short-term borrowings, advances from Federal Home Loan Banks, certificates of deposit purchased from brokers and the packaging of loans for securitization and sale.

        Deposits are gathered primarily from the communities we serve through our network of 23 branches. We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit having many options in their terms.

        We set our deposit pricing to be competitive with other banks in our market area. This has enabled us to increase deposits from new, as well as existing customers, while maintaining a healthy net interest margin. We periodically purchase brokered deposits to supplement funding needs. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 19% of total deposits at December 31, 2005 and approximately 11% at December 31, 2004. We operate in a very competitive environment, competing with other local banks similar in size and significantly larger regional banks. We monitor rates at other financial institutions in the area to ascertain that our rates are competitive with the market. We also attempt to offer a wide variety of products to meet the needs of our customers.

        Deposit Portfolio Composition. The following table sets forth the average deposit balances and the weighted average rates paid thereon.

(Dollars in thousands)

	Average for the Year

	2005		2004		2003

	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Noninterest bearing demand	$164,184	--	$139,510	--	$110,670	--
Interest bearing demand	608,718	2.0%	587,834	1.2%	395,697	0.9%
Savings	40,674	0.5%	38,266	0.2%	35,172	0.4%
Time	576,843	3.5%	435,005	2.8%	432,231	3.1%

Total deposits	$1,390,419	2.3%	$1,200,615	1.6%	$973,770	1.7%

        The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2005:

(Dollars in thousands)
Amount

Three months or less	$119,322
Over 3 months through 6 months	81,477
Over 6 months through 1 year	107,276
Over 1 year	207,697

Total	$515,772

        Lending Activities.

        Loan Portfolio Composition. The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

(Dollars in thousands)	Year Ended December 31

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$793,919	51%	$676,637	48%	$536,884	46%	$417,757	44%	$133,428	25%
Residential real estate	223,390	15%	218,999	16%	172,647	15%	133,843	14%	67,655	12%
Other commercial	359,036	23%	338,398	24%	312,131	27%	279,923	29%	269,993	49%
Consumer	171,534	11%	162,353	12%	135,445	12%	129,515	13%	74,617	14%

Total loans	$1,547,879	100%	$1,396,387	100%	$1,157,107	100%	$961,038	100%	$545,693	100%

Less:

Allowance for loan losses	(20,992)		(19,251)		(16,093)		(13,472)		(7,699)

Total loans receivable, net	$1,526,887		$1,377,136		$1,141,014		$947,566		$537,994

        Nonperforming Assets. The following table shows the composition and amount of our nonperforming assets.

	December 31

(Dollars in thousands)	2005	2004	2003	2002	2001

Nonaccrual loans	$3,977	$3,249	$1,717	$2,539	$2,084
Loans 90 days or more delinquent and still accruing	227	772	2,308	259	298
Restructured loans	--	--	--	--	--

Total nonperforming loans	$4,204	$4,021	$4,025	$2,798	$2,382

Foreclosed assets	527	1,850	464	388	--
Repossessed assets	165	--	4	58	--

Total nonperforming assets	$4,896	$5,871	$4,493	$3,244	$2,382

Nonperforming loans to total loans	.27%	.29%	.35%	.29%	.43%
Nonperforming assets to total assets	.26%	.35%	.32%	.28%	.36%

        Loan Loss Experience. The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

	December 31

(Dollars in thousands)	2005	2004	2003	2002	2001

Loans:
Average daily balance of loans for the year	$1,473,558	$1,295,887	$1,046,723	$831,709	$474,318
Amount of loans outstanding at end of period	1,547,879	1,396,387	1,157,107	961,038	545,693

Allowance for loan losses:
Balance at beginning of year	$19,251	$16,093	$13,472	$7,699	$5,854
Balances from GBFC acquisition	--	--	--	3,464	--
Addition to allowance charged to operations	3,675	7,890	4,105	3,321	2,285
Loans charged-off:
Commercial	(1,842)	(4,833)	(1,308)	(1,143)	(485)
Residential Real Estate	(24)	(21)	(50)	--	(1)
Consumer	(371)	(91)	(187)	(128)	(27)
Recoveries:
Commercial	261	180	26	249	63
Residential Real Estate	17	11	17	--	1
Consumer	25	22	18	10	9

Balance at end of year	$20,992	$19,251	$16,093	$13,472	$7,699

Ratios:
Net charge-offs to average loans outstanding	.13%	.37%	.14%	.12%	.09%
Allowance for loan losses to loans	1.36%	1.38%	1.39%	1.40%	1.41%
outstanding at year end

        Allocation of the Allowance for Loan Losses. The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.

(Dollars in thousands)	Year Ended December 31

	2005		2004		2003		2002		2001

	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and
commercial real
estate	$18,883	74.5%	$17,324	72.7%	$14,371	73.4%	$11,207	72.6%	$6,391	73.9%
Real estate mortgages	463	14.4%	476	15.7%	360	14.9%	326	13.9%	196	12.4%
Consumer	1,646	11.1%	1,243	11.6%	1,074	11.7%	950	13.5%	564	13.7%
Unallocated	--	--	208	--	288	--	989	--	548	--

Total	$20,992	100%	$19,251	100%	$16,093	100.0%	$13,472	100.0%	$7,699	100.0%

        Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the amount of total loans outstanding as of December 31, 2005 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(dollars in thousands)	Maturing

	Within One Year	After One, But Within Five Years	After Five Years	Total

Commercial real estate	$305,484	$453,716	$34,719	$793,919
Residential real estate	71,887	42,427	109,076	223,390
Other commercial	210,832	143,789	4,415	359,036
Consumer	9,979	46,879	113,462	171,534

Totals	$599,396	$686,811	$261,672	$1,547,879

Allowance for loan losses				(20,992)

Total loans receivable, net				$1,526,887

        Interest Sensitivity. Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates at December 31, 2005.

(dollars in thousands)	Fixed Rate	Variable Rate	Total

Due within 3 months	$33,534	$918,204	$951,738
Due after 3 months, but within 1 year	82,875	8,461	91,336
Due after one but within 5 years	390,552	51,916	442,468
Due after 5 years	61,342	995	62,337

Total	$568,303	$979,576	$1,547,879

Allowance for loan losses			(20,992)

Total loans receivable, net			$1,526,887

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

        Generally we originate residential mortgage loans with loan-to-value ratios not to exceed 80%. For loans with loan-to-value ratios that equal or exceed 90% at origination, we require private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less of the lower of the appraised value or purchase price of the underlying collateral. In underwriting one- to four-family residential real estate loans, we evaluate both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing one- to four-family residential real estate loans that we made are appraised by independent appraisers. We require borrowers to obtain title insurance and fire, property and, if necessary, flood insurance.

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

        Securities. Our security portfolio is classified as either “available for sale” or “held to maturity.” Securities classified as “available for sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs. The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates. The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	Year Ended December 31

	2005	2004	2003

U.S. Treasury and U.S. Government Agencies	$108,561	$91,399	$76,225
State and municipal bonds	51,049	48,402	33,448
Other equity securities	993	---	---

Total	$160,603	$139,801	$109,673

        Excluding our investment portfolio holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer which exceeded 10% of shareholders’ equity.

        Schedule of Maturities of Investment Securities and Weighted Average Yields. The following is a schedule of investment security maturities and their weighted average yield by category at December 31, 2005.

(dollars in thousands)	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Investments with No Contractual Maturity

	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield

U.S. Treasury and U.S.
Government Agencies	$2,059	5.44%	$106,226	3.98%	--	--	$275	5.21%	--	--
Tax-exempt state and
municipal bonds (1)	715	4.26%	2,129	5.82%	14,190	6.47%	34,016	6.09%	--	--

Other equity securities	--	--	--	--	--	--	--	--	993	3.85%

Total (1)	$2,774	5.14%	$108,355	4.02	$14,190	6.47%	$34,291	6.08%	993	3.85%

(1)     Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

        Trust Services. We began offering trust services in January 1999, to further provide for the financial needs of our customers. With the acquisition of Grand Bank in April 2002 our trust assets increased by over $500 million and as of December 31, 2005, the Trust Department had assets of approximately $915.2 million. Our types of service include both personal trust and retirement plan services.

        Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services. As of December 31, 2005, our personal trust assets totaled approximately $795.5 million.

        Our retirement plan services provide all types of qualified retirement plans including profit sharing, 401(k)s and pension plans. As of December 31, 2005, our retirement plan assets totaled approximately $119.7 million.

Market Area

        Our market area of Ottawa, Kent and northern Allegan Counties are located in western Michigan. This area consists of two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan and Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes tourism, office furniture, automotive components and assemblies, health services, pharmaceutical, transportation, equipment, food and construction supplies. Companies operating in the market area include Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Johnson Controls, General Motors, Gerber, SPX, Magna Donnelly, and Meijer.

        Much of our success as a retail and small to mid-sized business lender has been due to our market area’s favorable population, housing and income demographics. Population within our three county market area grew by 20.6% from 1990 to 2002. Household income levels in our market area exceed state and national levels while unemployment levels are generally below state levels but above national levels.

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

Employees

        As of December 31, 2005, we had 323 full-time and 125 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

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

        As of December 31, 2005, each of Macatawa Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

ITEM 1A: Risk Factors

        You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.

Changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

        The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in western Michigan and any decline in the economy of this area could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates.

Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses.

        The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse affect on our earnings and overall financial condition as well as the value of our common stock. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, thereby having an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses. These regulatory agencies may require us to increase our provision for credit losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our net income, financial condition and results of operations.

Our business is subject to various lending risks depending on the nature of the borrower’s business, its cashflow and our collateral.

        Repayment of our commercial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

        Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

        Our construction loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cash of construction is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project.

        Our consumer loans generally have a higher risk of default than our other loans. Consumer loans entail greater risk than our other loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, all of which increase when the economy is weak. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Litigation involving Trade Partners may have a material adverse effect on our financial condition.

        Item 3 of this Form 10-K includes information about the Trade Partners, Inc. receivership and pending legal actions involving Trade Partners, Inc., the Macatawa Bank Corporation and Macatawa Bank. If one or more of these legal actions is determined adversely to the Macatawa Bank Corporation and Macatawa Bank, or if one or more of these legal actions results in Macatawa Bank Corporation or Macatawa Bank paying a substantial settlement, then such adverse determination or settlement may have a material adverse effect on our financial condition.

We may experience difficulties in managing our growth.

        To sustain our continued growth, we require additional capital to fund our expanding lending activities. As part of our strategy for continued growth, we intend to open additional branches. New branches often experience a period of unprofitability due to the impact of overhead expenses and the start-up phase of generating loans and deposits. To the extent that we continue to open additional branches, we may experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse affect on our levels of net income, return on average equity and return on average assets.

        In addition, we may acquire banks and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage such growth. Acquiring other banks and businesses involves risks commonly associated with acquisitions.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely effect our operations.

        We are and will continue to be dependent upon the services of our management team, including our Chairman and Chief Executive Officer, the President and Chief Executive Officer of Macatawa Bank, and our other senior managers and commercial lenders. Losing one or more key members of the management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

        We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits than we do. The primary competitors in our market area include Fifth Third Bancorp, Huntington Bancshares, LaSalle Bank, and National City Corp. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

        The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. As a bank holding company, we are also subject to extensive regulation by the Federal Reserve, in addition to other regulatory and self-regulatory organizations. Our ability to establish new facilities or make acquisitions is conditioned upon the receipt of the required regulatory approvals from these organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

We continually encounter technological change, and we may have fewer resources than our competitors to continueto invest in technological improvements.

        The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Our articles of incorporation and by-laws and Michigan laws contain certain provisions that could make a takeovermore difficult.

        Our articles of incorporation and by-laws, and the laws of Michigan, include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

        The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and by-laws, Federal law requires the Federal Reserve Board’s approval prior to acquisition of “control” of a bank holding company. All of these provisions may have the effect of delaying or preventing a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.

Our ability to pay dividends is limited by law and contract.

        We are a holding company and substantially all of our assets are held by our bank. Our ability to continue to make dividend payments to our shareholders will depend primarily on available cash resources at the holding company and dividends from our bank. Dividend payments or extensions of credit from our bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made. We cannot assure you that our bank will be able to pay dividends to us in the future.

The market price for our common stock fluctuates.

The market price for our common stock has fluctuated, ranging between $26.48 and $40.00 for 2005. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;

•	Changes in investors' or analysts' perceptions of the risks and conditions of our business;

•	The size of the public float of our common stock;

•	Regulatory developments;

•	Market conditions; and

•	General economic conditions.

Additionally, the average daily trading volume for our common stock as reported on the Nasdaq National Market was 22,404 shares during 2005, with daily volume ranging from a low of 4,200 shares to a high of 98,000 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

ITEM 2: Properties.

        We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan. Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424. Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations.

        Our facilities as of February 24, 2006, were as follows:

Location of Facility

10753 Macatawa Drive, Holland
815 E. Main Street, Zeeland
125 Ottawa Avenue N.W., Grand Rapids*
126 Ottawa Avenue N.W., Grand Rapids*
124 E. 8th Street, Holland*
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
2820 - 10 Mile Road, Rockford

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

Item 3. LEGAL PROCEEDINGS.

Please refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, (Part II, Item 1 Legal Proceedings) for information concerning legal proceedings related to Trade Partners, Inc.

A lawsuit was filed in April 2003 by John and Kathryn Brand in Oklahoma state court against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The Company and Grand Bank have answered this complaint, denying the material allegations and raising certain affirmative defenses. The trial court had entered an order in February 2005 staying this case, but the stay order was reversed on appeal in May 2005. A trial date of May 1, 2006 has been set.

In May 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company in the United States District Court for the District of Western Michigan. The purported class included investors who invested in limited liability companies formed by Trade Partners. On November 6, 2003, the court permitted the plaintiffs to amend their complaint to expand the purported class to include all individuals who invested in Trade Partners viatical investments. The class has not been certified. The court had stayed this action to avoid interference with the process of the receivership proceedings, but the stay was lifted in July 2005. The plaintiffs allege that Grand Bank breached certain escrow agreements, breached its fiduciary duties, acted negligently or grossly negligently with respect to the plaintiff’s investments and violated the Michigan Uniform Securities Act. The amended complaint seeks certification of the action as a class action, unspecified damages and other relief. The Company has answered this complaint denying the material allegations and raising certain affirmative defenses.

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of January 15, 2006, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $28.3 million. He reported at the same time that all premium payments were current. As of January 15, 2006 the receiver reported cash on hand of approximately $10.2 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments, though the receiver’s ability to so use such benefits may be limited or eliminated by the terms of the sale of the portfolio to Universal Settlements International, Inc., described below.

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

The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing has yet been set on the plan. The receiver in July 2005 received authorization from the Court to sell the entire portfolio with a face value of approximately $170 million to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value or approximately $43 million. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of January 15, 2006 payments aggregating approximately $8.2 million had been received on policies transferred pursuant to the sale agreement. The receiver had previously indicated that, depending on the outcome of the motion to sell the portfolio, he might propose a new plan of distribution, but to date no such plan has been proposed. The receiver reported as of January 15, 2006 that claims against the receivership estate totaling $143,089,859.75 have been allowed, and reported total active claims of $185,095,837.42.

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

ITEM 4: Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2005 to a vote of our shareholders.

ADDITIONAL ITEM: Executive Officers of the Registrant.

        The list below identifies those persons designated as executive officers of Macatawa Bank Corporation and Macatawa Bank.

Name	Age	Year Elected an Executive Officer	Positions Held

Benj. A. Smith, III	62	1997	Chairman of the Board
			and Chief Executive Officer of Macatawa Bank Corporation.

Philip J. Koning	51	1997	President and Chief Executive Officer of Macatawa Bank and Treasurer and Secretary of Macatawa Bank Corporation.

Ronald L. Haan	52	2005	Executive Vice President of Macatawa Bank.

Jon W. Swets	40	2002	Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation and Macatawa Bank.

Ray D. Tooker	62	2000	Senior Vice President Loan Administration of Macatawa Bank.

PART II

ITEM 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases ofEquity Securities.

        Our common stock is quoted on the Nasdaq National Market. High and low sales prices (as reported on the Nasdaq National Market) for each quarter are included in the following table. The information in the following table has been retroactively adjusted to reflect the effect of all stock dividends paid.

	2005			2004

Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First Quarter	$32.76	$26.48	$0.13	$24.35	$21.03	$0.10

Second Quarter	$36.00	$26.51	$0.15	$24.78	$20.87	$0.10

Third Quarter	$40.00	$32.50	$0.15	$25.00	$21.63	$0.10

Fourth Quarter	$39.25	$31.70	$0.18	$28.69	$22.48	$0.13

        On February 23, 2006, there were approximately 785 owners of record and, in addition, approximately 7,116 beneficial owners of our common stock.

        The Company declared its first cash dividend, amounting to $.05 per share, during the fourth quarter of 2000. Quarterly cash dividends totaling $.22 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001. Quarterly cash dividends totaling $.27 were paid during 2002, and a 4% stock dividend was declared during the second quarter of 2002. Quarterly cash dividends totaling $.35 were paid during 2003, and a 5% stock dividend was declared during the second quarter of 2003. Quarterly cash dividends totaling $.43 were paid during 2004, and a 5% stock dividend was declared during the second quarter of 2004. Quarterly cash dividends totaling $.61 were paid during 2005, and a 15% stock dividend was declared during the second quarter of 2005. All of these cash dividend amounts have been retroactively adjusted to reflect the effect of the stock dividends.

        We intend to continue to declare quarterly cash dividends in the future. We may also consider declaring further stock dividends. We expect to obtain the funds for the payment of future cash dividends from cash currently held and from the dividends we receive from Macatawa Bank out of its earnings. However, there can be no assurance that we will have the financial resources to continue to pay dividends in the future.

ITEM 6: Selected Financial Data.

        The information set forth under the caption “Selected Consolidated Financial Data” in our Annual Report to Shareholders for the year ended December 31, 2005, is incorporated by reference and is filed as part of Exhibit 13 to this form 10-K Annual Report.

ITEM 7: Management's Discussion and Analysis of Results of Operations and Financial Condition.

        The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our Annual Report to Shareholders for the year ended December 31, 2005, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk.

        The information set forth under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Sensitivity to Market Risk” in our Annual Report to Shareholders for the year ended December 31, 2005, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 8: Financial Statements and Supplementary Data.

        The information set forth under the captions “Quarterly Financial Data,” “Report of Independent Registered Public Accounting Firm on Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” in our Annual Report to Shareholders for the year ended December 31, 2005, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

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

        Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

        Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Crowe Chizek and Company LLC, an independent registered certified public accounting firm, as stated in their report included in Exhibit 13 to this Annual Report on Form 10-K which is incorporated herein by reference.

(c)	Changes in Internal Controls.

        There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: Other Information.

None.

PART III

ITEM 10: Directors and Executive Officers of the Registrant.

        The information set forth on pages 3-4, under the caption “Information About Directors” and on page 19 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement dated March 6, 2006, relating to our 2006 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to our Executive Officers is included in Part I hereof entitled “Executive Officers of the Registrant.” There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

        We have adopted a Senior Officer Code of Ethics. A copy of our Senior Officer Code of Ethics is available upon request by writing to the Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

ITEM 11: Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors” and “Executive Compensation,” in our definitive Proxy Statement dated March 6, 2006, relating to our 2006 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained on Page 2 under the caption “Voting Securities and Principal Holders Thereof” and on page 10 under the caption “Security Ownership of Management” in our definitive Proxy Statement dated March 6, 2006, relating to our 2006 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

        The Equity Compensation Plan Information table on page 11 in our definitive Proxy Statement dated March 6, 2006, relating to our 2006 Annual Meeting of Shareholders is incorporated by reference.

ITEM 13: Certain Relationships and Related Transactions.

        Information relating to certain relationships and related transactions is contained on page 17, under the caption “Transactions Involving Management” in our definitive Proxy Statement dated March 6, 2006, relating to our 2006 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 14: Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained on page 20, under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement dated March 6, 2005, relating to our 2006 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

PART IV

ITEM 15:   Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 24, 2006.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon W. Swets
——————————————
Jon W. Swets
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2006 by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature
/s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III, Principal Executive Officer and a Director	February 24, 2006

/s/ Jon W. Swets —————————————— Jon W. Swets, Principal Financial and Accounting Officer	February 24, 2006

/s/ G. Thomas Boylan —————————————— G. Thomas Boylan, Director	February 24, 2006

/s/ Robert E. DenHerder —————————————— Robert E. DenHerder, Director	February 24, 2006

/s/ John F. Koetje —————————————— John F. Koetje, Director	February 24, 2006

/s/ Philip J. Koning —————————————— Philip J. Koning, Director and President	February 24, 2006

/s/ Arend D. Lubbers —————————————— Arend D. Lubbers, Director	February 24, 2006

EXHIBIT INDEX

Exhibit Number and Description

3.1	Articles of Incorporation of Macatawa Bank Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

3.2	Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

4	Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1	Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 5, 1999, for the Annual Meeting of Shareholders held April 15, 1999, as further amended by the Second Amendment included as Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Annual Meeting of Shareholders held April 18, 2002, both of which amendments are incorporated herein by reference.

10.2	Macatawa Bank Corporation 1998 Directors’ Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Macatawa Bank Corporation Annual Meeting of Shareholders held April 18, 2002, which is incorporated herein by reference.

10.3	Employment Agreement between Benj. A Smith III and Macatawa Bank Corporation dated August 25, 2004, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Report on Form 8-K dated August 26, 2004.

10.4	Form of Indemnity Agreement between Macatawa Bank Corporation and each of its directors, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.5	Investment Management Agreement between Macatawa Bank and Smith & Associates Investment Management Services dated March 11, 2004, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

10.6	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

13	Annual Report to Shareholders for the year ended December 31, 2005. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing. This information was delivered to the Company’s shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21	Subsidiaries of the Registrant

23	Consent of Crowe Chizek and Company LLC, independent registered public accounting firm

24	Power of Attorney (included on the signature page on page 28 of the Annual Report on Form 10-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.