Form 10-Q
period 2006-03-31
MACATAWA BANK CORP
filed 2006-05-09
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code: (616) 820-1444
____________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_]   No [X]

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,286,787 shares of the Company’s Common Stock (no par value) were outstanding as of May 5, 2006.

INDEX

		Page Number
Part I	Financial Information:

	Item 1.
	Consolidated Financial Statements	3
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	19

	Item 3.
	Quantitative and Qualitative Disclosures
	About Market Risk	26

	Item 4.
	Controls and Procedures	27

Part II	Other Information:

	Item 1.
	Legal Proceedings	27

	Item 2.
	Changes in Securities and Use of Proceeds	29

	Item 3.
	Defaults Upon Senior Securities	29

	Item 4.
	Submission of Matters to a Vote of Security Holders	29

	Item 5.
	Other Information	29

	Item 6.
	Exhibits	29

Signatures		30

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 (unaudited) and December 31, 2005

(dollars in thousands)	March 31, 2006	December 31, 2005

ASSETS
Cash and due from banks	$31,302	$49,101

Securities available for sale	164,576	156,696
Securities held to maturity	3,904	3,907
Federal Home Loan Bank stock	13,910	13,910
Loans held for sale	1,604	2,331
Total loans	1,590,138	1,547,879
Allowance for loan losses	(21,391)	(20,992)

	1,568,747	1,526,887

Premises and equipment - net	54,472	53,028
Accrued interest receivable	8,973	8,366
Goodwill	23,915	23,915
Acquisition intangibles	1,841	1,941
Bank-owned life insurance	20,998	20,814
Other assets	9,723	9,094

Total assets	$1,903,965	$1,869,990

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$160,164	$188,762
Interest-bearing	1,382,403	1,319,010

Total	1,542,567	1,507,772

Federal funds purchased	26,629	25,809
Federal Home Loan Bank advances	139,722	145,161
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	8,656	8,266

Total liabilities	1,758,812	1,728,246

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 20,000,000 shares authorized;
10,278,105 shares and 10,227,992 issued and outstanding as of
March 31, 2006 and December 31, 2005, respectively	137,337	136,583
Retained earnings	11,412	8,040
Accumulated other comprehensive income (loss)	(3,596)	(2,879)

Total shareholders' equity	145,153	141,744

Total liabilities and shareholders' equity	$1,903,965	$1,869,990

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2006 and 2005
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Interest income
Loans, including fees	$28,379	$21,559
Securities	1,685	1,501
FHLB Stock	172	129
Other	5	9

Total interest income	30,241	23,198

Interest expense
Deposits	11,481	6,325
Other	2,446	2,029

Total interest expense	13,927	8,354

Net interest income	16,314	14,844

Provision for loan losses	700	900

Net interest income after
provision for loan losses	15,614	13,944

Noninterest income
Service charges and fees	1,086	724
Gain on sales of loans	412	559
Trust fees	826	715
Other	870	675

Total noninterest income	3,194	2,673

Noninterest expense
Salaries and benefits	6,000	5,405
Occupancy of premises	885	842
Furniture and equipment	798	703
Legal and professional fees	223	187
Marketing and promotion	356	391
Supplies	140	135
Data processing fees	431	385
Other	2,252	1,914

Total noninterest expenses	11,085	9,962

Income before income tax expense	7,723	6,655

Income tax expense	2,501	2,120

Net income	$5,222	$4,535

Basic earnings per share	$.32	$.28
Diluted earnings per share	.32	.28
Cash dividends per share	.11	.08

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2006 and 2005
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net income	$5,222	$4,535
Other comprehensive income, net of tax:
Net change in unrealized gains/(losses) on
securities	(297)	(1,491)
Net change in unrealized gains/(losses) on
derivative instruments	(420)	(1,077)

Comprehensive income	$4,505	$1,967

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Month Periods Ended March 31, 2006 and 2005
(unaudited)

(dollars in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2005	$124,389	$4,277	$408	$129,074

Net income for three months ended March 31, 2005		4,535		4,535

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities			(1,491)	(1,491)
Net change in unrealized gain (loss) on derivative
instruments			(1,077)	(1,077)

Comprehensive income				1,967

Issued 31,731 shares for stock option exercises (net of
990 shares exchanged and including $41 of tax benefit)	454			454

Cash dividends at $.08 per share		(1,327)		(1,327)

Balance, March 31, 2005	$124,843	$7,485	$(2,160)	$130,168

Balance, January 1, 2006	$136,583	$8,040	$(2,879)	$141,744

Net income for three months ended March 31, 2006		5,222		5,222

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities			(297)	(297)
Net change in unrealized gain (loss) on derivative
instruments			(420)	(420)

Comprehensive income				4,505

Issued 50,113 shares for stock option exercises (net of
2,856 shares exchanged)	566			566

Stock option compensation expense	188			188

Cash dividends at $.11 per share		(1,850)		(1,850)

Balance, March 31, 2006	$137,337	$11,412	$(3,596)	$145,153

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2006 and 2005
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Cash flows from operating activities
Net income	$5,222	$4,535
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	843	808
Stock option compensation expense	188	---
Provision for loan losses	700	900
Origination of loans for sale	(24,657)	(32,128)
Proceeds from sales of loans originated for sale	25,796	32,615
Gain on sales of loans	(412)	(559)
Net change in:
Accrued interest receivable and other assets	(1,533)	(706)
Bank-owned life insurance	(184)	(163)
Accrued expenses and other liabilities	776	2,640

Net cash from operating activities	6,739	7,942

Cash flows from investing activities
Loan originations and payments, net	(42,909)	(31,147)
Purchases of securities available for sale	(10,435)	(26,060)
Maturities and calls of securities available for sale	1,990	6,989
Principal paydowns on securities	83	17
Additions to premises and equipment	(2,159)	(787)

Net cash used in investing activities	(53,430)	(50,988)

Cash flows from financing activities
Net increase in deposits	34,795	10,316
Net increase (decrease) in short term borrowings	820	(7,342)
Proceeds from Federal Home Loan Bank advances	5,000	140,000
Repayments of Federal Home Loan Bank advances	(10,439)	(96,422)
Cash dividends paid	(1,850)	(1,327)
Proceeds from exercises of stock options	566	413

Net cash from financing activities	28,892	45,638

Net change in cash and cash equivalents	(17,799)	2,592

Cash and cash equivalents at beginning of period	49,101	31,711

Cash and cash equivalents at end of period	$31,302	$34,303

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Three Month Periods Ended March 31, 2006 and 2005
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Supplemental cash flow information
Interest paid	$13,874	$8,021
Income taxes paid	500	---

Supplemental noncash disclosures:
Transfers from loans to other real estate	349	1,200

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2005 Annual Report containing financial statements for the year ended December 31, 2005.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend to be distributed on May 30, 2006, the 3-for-2 stock split to be distributed on June 29, 2006, and the 15% stock dividend distributed on May 27, 2005.

Stock Compensation: On January 1, 2006, the Company adopted FAS 123, Revised, which requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As amended, this applies to awards granted or modified beginning with the first quarter of 2006. Compensation cost was also recorded for prior option grants that vested after the date of adoption. For the three months ended March 31, 2006, the Company recorded compensation cost for stock options of $188,000, or $147,000 after taxes, representing $.01 per share. Future compensation cost for stock options is expected to be recognized as follows (in thousands):

Remainder of 2006	$ 468
2007	310
2008	296

Total	$1,074

Employee compensation expense under stock option plans was reported using the intrinsic value method for the three month period ended March 31, 2005. No compensation cost related to stock options was recognized during the three month period March 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands).

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended March 31, 2005

Net income as reported	$ 4,535
Stock-based compensation cost, net of tax	(59)

Pro forma net income	4,476

Basic earnings per share as reported	.28
Pro forma basic earnings per share	.28

Diluted earnings per share as reported	.28
Pro forma diluted earnings per share	.27

NOTE 2 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

March 31, 2006
Available for Sale:
U.S. Treasury and federal
agency securities	$119,002	$73	$(3,119)	$115,956
State and municipal bonds	47,314	620	(285)	47,649
Other Equity Securities	1,000	---	(29)	971

	$167,316	$693	$(3,433)	$164,576

Held to Maturity:
State and municipal bonds	$3,904	$70	$(10)	$3,964

December 31, 2005
Available for Sale:
U.S. Treasury and federal
agency securities	$111,102	$103	$(2,644)	$108,561
State and municipal bonds	46,878	609	(345)	47,142
Other Equity Securities	1,000	---	(7)	993

	$158,980	$712	$(2,996)	$156,696

Held to Maturity:
State and municipal bonds	$3,907	$80	$(13)	$3,974

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2006

U.S. Treasury and federal
agency securities	$35,900	$(545)	$72,917	$(2,574)	$108,817	$(3,119)
State and municipal bonds	14,830	(110)	5,859	(185)	20,689	(295)
Other Equity Securities	971	(29)	---	---	971	(29)

Total temporarily impaired	$51,701	$(684)	$78,776	$(2,759)	$130,477	$(3,443)

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2005

U.S. Treasury and federal
agency securities	$70,531	$(1,299)	$33,654	$(1,345)	$104,185	$(2,644)
State and municipal bonds	16,419	(153)	5,842	(205)	22,261	(358)
Other Equity Securities	993	(7)	---	---	993	(7)

Total temporarily impaired	$87,943	$(1,459)	$39,496	$(1,550)	$127,439	$(3,009)

For unrealized losses on securities, no loss has been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the declines are largely due to differences in market interest rates as compared to those of the underlying securities. The declines in fair value are considered temporary and are expected to recover as the bonds approach their maturity date.

Contractual maturities of debt securities at March 31, 2006 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities

	Amortized Cost	Fair Value	Amortized Cost		Fair Value

Due in one year or less	$715	$714	$	---	$	---
Due from one to five years	715	710		120,616		117,626
Due from five to ten years	451	447		13,040		13,370
Due after ten years	2,023	2,093		32,660		32,609

	$3,904	$3,964		$166,316		$163,605

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – LOANS

Loans were as follows (in thousands):

	March 31, 2006	December 31, 2005

Commercial	$379,160	$359,036
Commercial mortgage	808,289	793,919
Residential mortgage	231,634	223,390
Consumer	171,055	171,534

	1,590,138	1,547,879
Allowance for loan losses	(21,391)	(20,992)

	$1,568,747	$1,526,887

Activity in the allowance for loan losses was as follows (in thousands):

	Three months Ended March 31, 2006	Three months Ended March 31, 2005

Balance at beginning of period	$20,992	$19,251
Provision for loan losses	700	900
Charge-offs	(331)	(657)
Recoveries	30	40

Balance at end of period	$21,391	$19,534

NOTE 4 - DEPOSITS.

Deposits are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005

Noninterest-bearing demand	$160,164	$188,762
Money market	372,079	380,216
NOW and Super NOW	216,889	207,947
Savings	42,296	40,612
Certificates of deposit	751,139	690,235

	$1,542,567	$1,507,772

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank were as follows (in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

March 31, 2006

Single maturity fixed rate advances	99,000	April 2006 to May 2010	3.25%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,722	February 2008 to July 2018	3.85%

	$139,722

December 31, 2005

Single maturity fixed rate advances	$104,200	January 2006 to May 2010	3.25%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,961	February 2008 to July 2018	3.90%

	$145,161

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $114,980,000 and $107,581,000 at March 31, 2006 and December 31, 2005, and residential and commercial real estate loans totaling $538,164,000 and $526,066,000 under a blanket lien arrangement at March 31, 2006 and December 31, 2005.

Maturities as of March 31, 2006 were as follows (in thousands):

2006	$ 37,000
2007	27,000
2008	20,712
2009	5,343
2010	41,000
Thereafter	8,667

$139,722

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 — STOCK OPTIONS

Options to buy stock are granted to officers and employees under the Employee Stock Option Plan (the Employees’ Plan), which provides for issue of up to 1,038,390 options. Options are also granted to directors under the Directors’ Stock Option Plan (the Directors’ Plan), which provides for issuance of up to 293,241 options. The exercise price is the market price at the date of grant for all plans. The maximum option term is ten years. The vesting schedule is over a one-year period for both the Employees’ Plan and the Directors’ Plan for all grants through the third quarter of 2005. Beginning with grants in the fourth quarter of 2005, the vesting schedule was increased to three years. Upon exercise of stock options, the Company issues new shares from its authorized but unissued shares. The amount of options available for future grant at March 31, 2006 is 83,554. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend to be distributed on May 30, 2006, the 3-for-2 stock split to be distributed on June 29, 2006, and the 15% stock dividend distributed on May 27, 2005.

A summary of option activity in the plans is as follows: (dollars in thousands)

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,020,000	$13.75
Exercised	(83,426)	8.66
Forfeited	(473)	23.91

Outstanding at March 31, 2006	936,101	$14.20	7.0	$9,226

Exercisable at March 31, 2006	708,278	$11.23	6.4	$9,093

There were no options granted during the three months ended March 31, 2006. The weighted-average fair value of the 5,435 options granted during the three months ended March 31, 2005 was $4.39 per share. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.3 million and $630,000, respectively. The total fair value of options vested during the three months ended March 31, 2006 was $23,860. No options vested during the three months ended March 31, 2005.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2006 and 2005 are as follows (dollars in thousands):

	Three months Ended March 31, 2006	Three months Ended March 31, 2005

Basic earnings per share
Net income	$5,222	$4,535

Weighted average common
shares outstanding	16,164,946	16,013,318

Basic earnings per share	$0.32	$0.28

Diluted earnings per share
Net income	$5,222	$4,535

Weighted average common
shares outstanding	16,164,946	16,013,318
Add: Dilutive effects of assumed
exercise of stock options	403,398	385,092

Weighted average common and
dilutive potential common
shares outstanding	16,568,344	16,398,410

Diluted earnings per share	$0.32	$0.28

Stock options for 170,888 and 5,434 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2006 and March 31, 2005, respectively, because they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003, the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank, which the Company acquired effective April 1, 2002. Trade Partners was involved in purchasing and selling interests in viaticals, which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The claims against Grand Bank and the Company in this lawsuit have been settled and dismissed with prejudice. In May 2003 a purported class action complaint was filed against the Company. As amended, this suit alleges that Grand Bank breached escrow agreements and fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals and in interests in limited partnerships which made loans to Trade Partners secured by viaticals, and with respect to loans made by purported class members directly to Trade Partners. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. Management believes the Company has strong defenses and will vigorously defend the cases.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9 – HEDGING ACTIVITIES

The Company’s asset/liability management policy includes guidelines for measuring and monitoring interest rate risk. Within these guidelines, parameters have been established for maximum fluctuations in net interest income. Possible fluctuations are measured and monitored using simulation analysis. The policies provide for the use of derivative instruments and hedging activities to aid in managing interest rate risk to within the policy parameters.

The Company’s assets are comprised of a large portion of loans on which the interest rates are variable. As such, the Company may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates. Interest rate swap arrangements may be utilized to hedge against these fluctuations in cash flows.

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2005 and the first three months of 2006. At March 31, 2006, it is anticipated that approximately $788,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	March 31, 2006	December 31, 2005

Notional amounts	$80,000	$80,000
Weighted average pay rates	7.75%	7.25%
Weighted average receive rates	6.42%	6.42%
Weighted average maturity	2.7 years	3.0 years
Unrealized loss related to interest rate swaps	$(2,792)	$(2,146)

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

At March 31, 2006 and December 31, 2005, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006
Total capital (to risk weighted assets)
Consolidated	$184,516	11.1%	$133,503	8.0%	$166,878	10.0%
Bank	177,613	10.7	133,241	8.0	166,552	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	161,656	9.7	66,751	4.0	100,127	6.0
Bank	156,794	9.4	66,621	4.0	99,931	6.0
Tier 1 capital (to average assets)
Consolidated	161,656	8.7	74,064	4.0	92,581	5.0
Bank	156,794	8.5	73,926	4.0	92,407	5.0

December 31, 2005
Total capital (to risk weighted assets)
Consolidated	$179,756	11.1%	$129,959	8.0%	$162,448	10.0%
Bank	173,481	10.7	129,733	8.0	162,167	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	157,450	9.7	64,979	4.0	97,469	6.0
Bank	153,210	9.5	64,867	4.0	97,300	6.0
Tier 1 capital (to average assets)
Consolidated	157,450	8.7	72,799	4.0	90,999	5.0
Bank	153,210	8.4	72,677	4.0	90,846	5.0

The Company and the Bank were categorized as well capitalized at March 31, 2006 and December 31, 2005. There are no conditions or events since March 31, 2006 that management believes have changed either institution’s category.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc. and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank Corporation is a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-three branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services is a broker/dealer that provides various services including discount brokerage and consultation regarding mutual funds and annuities. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November of 1997. We first became profitable in 1999 and have increased earnings each year since then with 2005 net income reaching $20.9 million. Since our inception in 1997, we have raised approximately $100.6 million in capital through private and public common stock offerings and trust preferred offerings to facilitate our growth and progress over these years.

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

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended March 31, 2006 was $5.2 million, an increase of 15% as compared to first quarter 2005 net income of $4.5 million. Earnings per share on a diluted basis were $0.32 for the first quarter of 2006 compared to $0.28 for the same period in 2005.

The increase in net income was primarily due to an increase in total revenue, comprising net interest income and non-interest income of $2.0 million, partially offset by an increase in noninterest expense.

Net Interest Income: Net interest income totaled $16.3 million for the first quarter of 2006, an increase of $1.5 million or 10%, as compared to the first quarter of 2005. The improvement in net interest income was driven by a strong increase in average earning assets that was partially offset by a slight decline in the net interest margin. Average earning assets increased $175.4 million to $1.74 billion, or 11% for the first quarter of 2006 compared to the first quarter of 2005 of $1.57 billion. The net interest margin decreased 6 basis points to 3.78% for the first quarter of 2006 when compared to 3.84% for the first quarter of 2005.

The increase in the cost of funds exceeded the increase in the yield on earning assets and is the primary reason for the decrease in the net interest margin. For the first quarter of 2006, the yield on assets was 102 basis points higher than the first quarter of the prior year and the cost of funds was 121 basis points higher than the first quarter of the prior year. The increases in short-term rates that began in mid-2004 and have continued into 2006 have caused an increase in the yield on our variable rate loan portfolio and are the primary reasons for the increase in the yield on earning assets. An increase in the rates paid on our deposit accounts, the rollover of time deposits at higher rates within the current rising rate environment and a shift to higher costing sources of funds are the primary reasons for the increase in the cost of funds. The rates paid on time deposits have reached attractive levels causing deposit customers to shift funds from transaction accounts, primarily money market accounts, into the higher rate time accounts.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. We do not, however, expect future changes in short-term interest rates to have a significant impact on our net interest margin considering the Company’s move to a more balanced sensitivity to interest rate changes.

The following table shows an analysis of net interest margin for the three-month periods ending March 31, 2006 and 2005.

	For the three months ended March 31,

	2006			2005

	Average Balance	Interest Earned or paid	Average Yield Or cost	Average Balance	Interest Earned Or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$113,872	1,147	4.02%	$98,731	995	4.03%
Tax-exempt securities (1)	51,072	538	6.49%	47,546	506	6.57%
Loans	1,564,621	28,379	7.27%	1,408,202	21,559	6.13%
Federal Home Loan Bank stock	13,910	172	4.94%	12,329	129	4.17%
Federal funds sold	477	5	4.23%	1,775	9	2.00%

Total interest earning assets (1)	1,743,952	30,241	7.01%	1,568,583	23,198	6.00%

Noninterest earning assets:
Cash and due from banks	36,110			34,838
Other	96,651			93,369

Total assets	$1,876,713			$1,696,790

Liabilities
NOWs and MMDAs	602,680	4,089	2.75%	662,556	2,641	1.62%
Savings	40,723	58	0.58%	39,003	33	0.35%
IRAs	33,890	332	3.97%	28,783	236	3.33%
Time deposits	679,021	7,002	4.19%	472,807	3,415	2.93%
Federal Home Loan Bank advances	142,219	1,421	4.00%	142,589	1,311	3.68%
Long-term debt	41,238	770	7.47%	41,238	566	5.49%
Federal funds borrowed and other borrowings	21,966	255	4.65%	23,257	152	2.61%

Total interest bearing liabilities	1,561,737	13,927	3.61%	1,410,233	8,354	2.40%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	161,146			147,084
Other noninterest bearing liabilities	8,191			7,434
Shareholders' equity	145,639			132,039

Total liabilities and shareholders' equity	1,876,713			$1,696,790

Net interest income		$16,314			$14,844

Net interest spread (1)			3.40%			3.60%
Net interest margin (1)			3.78%			3.84%
Ratio of average interest earning assets to
average interest bearing liabilities	111.67%			111.23%

(1)     Yield adjusted to fully tax equivalent.

Provision for Loan Losses: The provision for loan losses for the three month period ended March 31, 2006 was $700,000 compared to $900,000 for the same period in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three month period ended March 31, 2006 was $3.2 million, an increase of $521,000 over the same period in the prior year. An increase in service charges on deposits of $362,000 accounted for the majority of the increase. An overdraft privilege service implemented for deposit customers during the second quarter of 2005 was the primary reason for the increase. Gains on loans sold decreased $147,000 during the three month period due to a decline in mortgage loan origination volume as mortgage interest rate levels have increased. Trust fees and other income, including brokerage fees and other financial service fees, increased modestly during the period as a result of continued expansion of our customer base.

Noninterest Expense: Noninterest expense for the three month period ended March 31, 2006 increased to $11.1 million from $10.0 million for the same period in the prior year. Salaries and benefits, which represented the largest category of the increase, increased by $595,000 for the first quarter compared to the same period in the prior year. Effective January 1, 2006, we adopted FAS 123, Revised, and during the quarter we recorded $188,000 in stock option compensation expense. The remaining increase related to additional staffing in each line of business and in support departments consistent with growth of the Bank. These increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Occupancy and furniture and equipment expense has increased along with our branch expansion, which included one new location and a relocation of one of our branch sites since the first quarter of last year. In general, other expense categories remained relatively flat or increased slightly. Although we expect noninterest expense levels to generally rise with our growth, we expect to continue to improve our efficiency by better utilizing our capacity as we grow. The efficiency ratio for the first quarter of 2006 was 56.82% compared to 56.87% for the first quarter of 2005. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

FINANCIAL CONDITION

Summary: Our total assets were $1.90 billion at March 31, 2006, an increase of $34.0 million from $1.87 billion at December 31, 2005. The growth in assets was primarily from an increase of $42.3 million in total portfolio loans and $7.9 million in securities available for sale. Cash and cash equivalents decreased $17.8 million offsetting the increases in portfolio loans and securities available for sale. Cash levels were higher than normal at December 31, 2005 due to a large inflow of customer deposits that occurred at year-end. The growth in assets was funded by an increase of $34.8 million in deposits.

Securities Available for Sale: Securities available for sale were $164.6 million at March 31, 2006 compared to $156.7 million at December 31, 2005. The increase was from purchases of U.S. Government Agency securities and reflects our interest in maintaining the diversity in our asset base.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.59 billion at March 31, 2006 compared to $1.55 billion at December 31, 2005. Of the $42.3 million in growth during the first quarter of 2006, $34.5 million or 82% was from our commercial loan portfolios. Commercial and commercial real estate loans accounted for approximately 75% of the total loan portfolio at March 31, 2006 and approximately 74% at December 31, 2005. Residential mortgage loans comprised 15% of the portfolio, while consumer loans were 11% of total loans at March 31, 2006.

The loan growth we have experienced continues to reflect the acceptance of our community banking philosophy in the communities we serve. During the first quarter of 2006, loans grew approximately $42.3 million after $36.4 million of growth in the fourth quarter of 2005, and compared to $29.4 million of growth in the first quarter of 2005. We continue to see slow improvement in the West Michigan economy and accordingly, we have seen recent signs of favorable new business activity among our business customers. We expect our growth rates to continue for the remainder of 2006.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. Nonperforming loans to total loans increased to 0.35% at March 31, 2006 from 0.27% at December 31, 2005 and nonperforming assets to total assets increased to 0.36% at March 31, 2006 from 0.26% at December 31, 2005. The balance in nonperforming loans at March 31, 2006 is a number of smaller commercial relationships for which we are considered to be well collateralized or adequately reserved.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	March 31, 2006	December 31, 2005

Nonaccrual loans	$4,418	$3,977
Loans 90 days past due and still accruing	1,127	227

Total nonperforming loans	5,545	4,204
Foreclosed assets	812	527
Repossessed assets	589	165

Total nonperforming assets	$6,946	$4,896

Nonperforming loans to total loans	0.35%	0.27%
Nonperforming assets to total assets	0.36%	0.26%

Allowance for loan losses: The allowance for loan losses as of March 31, 2006 was $21.4 million, or 1.35% of total portfolio loans, compared to $21.0 million, or 1.36% of total portfolio loans at December 31, 2005. Net charge-offs for the three months ended March 31, 2006 totaled $300,000 as compared to $617,000 for the same period in 2005. The ratio of net charge-offs to average loans was 0.08% on an annualized basis for the three months of 2006 compared to 0.18% for the first three months of 2005.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $329,000 at March 31, 2006 and $333,000 at December 31, 2005.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Because of the relatively unseasoned nature of our loan portfolio and the rapid loan growth we have experienced since inception, our actual historical loan loss experience remains limited. Accordingly, our loss factors are primarily based upon our analysis of the banking industry’s historical loan loss experience, including the historical loan loss experience within the current markets we operate. These factors are monitored against our loss experience as our portfolios’ age, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $19.4 million at March 31, 2006 compared to $18.6 million at December 31, 2005. The increase in the formula allowance for the period is primarily associated with the continuing growth in the commercial loan portfolio.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive general allowance allocations based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for probable losses associated with these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.7 million at March 31, 2006 compared to $2.1 million at December 31, 2005. The decline in the general allowance was due to improvement in past due consumer loan balances.

Deposits and Other Borrowings: Total deposits increased $34.8 million to $1.54 billion at March 31, 2006 compared to $1.51 billion at December 31, 2005. The growth for the first three months of 2006 has been primarily in certificates of deposit, as market rates on these deposit types have begun to increase from historic lows and become more attractive to our customers. Other core deposit categories, including checking, savings and money market accounts, remained relatively stable for the quarter. We opened approximately 2,730 new checking accounts during the first quarter of 2006. It is expected that as these new accounts develop into more full relationships, they will further contribute to deposit growth. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The decrease in other borrowings of $4.6 million was related to maturities of Federal Home Loan Bank advances.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $3.4 million during the quarter to $145.2 million at March 31, 2006, as the retention of earnings was partially offset by a reduction in accumulated other comprehensive income.

Net income generated during the first three months of 2006 of $5.2 million was partially offset by cash dividends of $1.9 million, or $.11 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On April 20, 2006, a 5% stock dividend was announced, representing our sixth consecutive annual stock dividend and is to be paid on May 30, 2006 to shareholders of record as of May 12, 2006. In addition, a 3-for-2 stock split to be paid June 29, 2006 to shareholders of record as of June 9, 2006 was also announced on April 20, 2006. All per share and average share information in this report has been adjusted to reflect the effect of these dividends.

The change in accumulated other comprehensive income was due to a decrease in both the market value of securities available for sale and the derivative instruments associated with the Company’s interest rate swap arrangements due principally to the general rise in interest rates during the first three months of 2006. For more information regarding our interest rate swap arrangements see the Notes to the consolidated financial statements.

At March 31, 2006 and December 31, 2005, our total capital to risk-weighted assets was 11.1%. Our Tier 1 Capital as a percent of average assets was 8.7% at both March 31, 2006 and December 31, 2005. Both ratios continue to be maintained at levels in excess of the regulatory minimums for well capitalized institutions. The ratios remained stable since the beginning of the year as our strong earnings during the quarter kept pace with the growth in our assets.

Liquidity: The liquidity of a financial institution reflects its ability to measure and monitor a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Home Loan Bank and federal funds purchased lines with our correspondent banks, loan payments by our borrowers, maturities and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

We forecast the next twelve months of net interest income under an assumed environment of gradual changes in market interest rates under various scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The simulation also measures the change in EVE, or the net present value of our assets and liabilities, under the same shifts in interest rates, as calculated by discounting the estimated future cash flows using market-based discount rates.

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2006 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$172,760	(8.10)%	$68,287	4.66%
Interest rates up 100 basis points	181,699	(3.34)	66,791	2.36
No change in interest rates	187,979	---	65,249	---
Interest rates down 100 basis points	194,488	3.46	63,760	(2.28)
Interest rates down 200 basis points	199,515	6.14	61,872	(5.18)

If interest rates were to increase, this analysis suggests that we are positioned for a slight improvement in net interest income over the next twelve months. Further, our balanced sensitivity in time horizons beyond one year results in little fluctuation in EVE under the various rate shock scenarios.

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

A lawsuit was filed in April 2003 by John and Kathryn Brand in Oklahoma state court against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint seeks damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The claims asserted against the Company and Grand Bank in this action have been settled and dismissed with prejudice.

In May 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company in the United States District Court for the District of Western Michigan. As amended, this suit alleges that Grand Bank breached escrow agreements and fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals and in interests in limited partnerships which made loans to Trade Partners secured by viaticals, and with respect to loans made by purported class members directly to Trade Partners. The class has not been certified. The Company has answered this complaint denying the material allegations and raising certain affirmative defenses.

In late July 2005 counsel to the Trade Partners Receiver filed another purported class action on behalf of Kelly Priest and certain trusts controlled by Gary Towle and his wife, making substantially the same allegations as in the Jenkins complaint, but on behalf of a class which was asserted to comprise all investors who are holders of allowed claims in the Trade Partners receivership. This case has been subsumed within and superseded by the Jenkins case, described above, and the operative class allegations are those now set forth in the Jenkins case. Counsel to the Trade Partners receiver has withdrawn from this litigation.

The Company believes it has meritorious defenses and intends to vigorously defend these cases.

On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals sold by Trade Partners to investors, the court-appointed receiver has been coordinating the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies do not lapse. The receiver informed the Company that nine policies with a total face value of approximately $1.4 million lapsed for failure to pay premiums prior to the receiver’s coordination efforts. In addition, the receiver unsuccessfully contested a partial lapse totaling about $700,000.

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of April 15, 2006, the Receiver reported that he had received since the inception of the receivership cash payments for death benefit claims aggregating about $28.4 million. He reported at the same time that all premium payments were current. As of April 15, 2006 the receiver reported cash on hand of approximately $27.9 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments, though the receiver’s ability to so use such benefits may be limited or eliminated by the terms of the sale of the portfolio to Universal Settlements International, Inc., described below.

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

The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing has yet been set on that plan. The receiver in July 2005 received authorization from the Court to sell the entire portfolio with a face value of approximately $170 million to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value or approximately $43 million. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of April 15, 2006 payments aggregating approximately $14.3 million had been received on policies transferred pursuant to the sale agreement. The receiver has recently indicated that he intends to propose a new plan of distribution during the summer of 2006. The receiver reported as of April 15, 2006 that claims against the receivership estate totaling $150,459,073.17 have been allowed, and reported total active claims of $183,027,152.49.

The receiver recently reported that he has made “emergency distributions” to investors totaling $261,488.78. The Company has no information on the amount of other distributions the receiver may propose to make to investors, or when such distributions might begin.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: May 5, 2006

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