Form 10-Q
period 2006-06-30
MACATAWA BANK CORP
filed 2006-08-08
CIK 1053584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-25927

MACATAWA BANK CORPORATION

(Exact name of issuer as specified in its charter)

Michigan	38-3391345
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10753 Macatawa Drive, Holland, Michigan 49424

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 820-1444

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,209,608 shares of the Company’s Common Stock (no par value) were outstanding as of August 3, 2006.

Part I Financial Information

Item 1.

MACATAWA BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 (unaudited) and December 31, 2005

(dollars in thousands)	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$43,346	$49,101

Securities available for sale	165,964	156,696
Securities held to maturity	2,715	3,907
Federal Home Loan Bank stock	13,910	13,910
Loans held for sale	2,346	2,331
Total loans	1,653,035	1,547,879
Allowance for loan losses	(22,145)	(20,992)

	1,630,890	1,526,887

Premises and equipment – net	56,569	53,028
Accrued interest receivable	9,485	8,366
Goodwill	23,915	23,915
Acquisition intangibles	1,748	1,941
Bank-owned life insurance	21,279	20,814
Other assets	9,151	9,094

Total assets	$1,981,318	$1,869,990

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$174,516	$188,762
Interest-bearing	1,398,585	1,319,010

Total	1,573,101	1,507,772

Federal funds purchased	25,701	25,809
Federal Home Loan Bank advances	187,722	145,161
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	5,657	8,266

Total liabilities	1,833,419	1,728,246

Shareholders’ equity
Preferred stock, no par value, 500,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized; 16,205,196 shares and 10,227,992 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	152,951	136,583
Retained earnings	42	8,040
Accumulated other comprehensive income (loss)	(5,094)	(2,879)

Total shareholders’ equity	147,899	141,744

Total liabilities and shareholders’ equity	$1,981,318	$1,869,990

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

(dollars in thousands, except per share data)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Interest income
Loans, including fees	$30,889	$23,565	$59,268	$45,124
Securities	1,799	1,652	3,484	3,154
FHLB Stock	191	138	362	267
Other	17	2	23	11

Total interest income	32,896	25,357	63,137	48,556

Interest expense
Deposits	12,833	7,011	24,313	13,336
Other	3,088	2,859	5,535	4,889

Total interest expense	15,921	9,870	29,848	18,225

Net interest income	16,975	15,487	33,289	30,331

Provision for loan losses	800	1,125	1,500	2,025

Net interest income after provision for loan losses	16,175	14,362	31,789	28,306

Noninterest income
Service charges and fees	1,300	1,155	2,386	1,879
Gain on sales of loans	511	536	923	1,094
Trust fees	796	716	1,622	1,432
Other	1,022	962	1,892	1,637

Total noninterest income	3,629	3,369	6,823	6,042

Noninterest expense
Salaries and benefits	6,293	5,430	12,330	10,834
Occupancy of premises	835	749	1,720	1,590
Furniture and equipment	774	720	1,572	1,423
Legal and professional fees	259	199	482	386
Marketing and promotion	321	249	677	462
Data processing fees	433	384	864	769
Other	2,418	2,341	4,773	4,459

Total noninterest expenses	11,333	9,962	22,418	19,923

Income before income tax expense	8,471	7,769	16,194	14,425

Income tax expense	2,715	2,507	5,217	4,628

Net income	$5,756	$5,262	$10,977	$9,797

Basic earnings per share Diluted earnings per share Cash dividends per share	$.36 .35 .12	$.33 .32 .10	$.68 .66 .23	$.61 .60 .18

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

(dollars in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income	$5,756	$5,262	$10,977	$9,797
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains/(losses) on securities	(1,289)	1,289	(1,585)	(202)
Net change in unrealized gains/(losses) on derivative instruments	(210)	691	(630)	(386)

Comprehensive income	$4,257	$7,242	$8,762	$9,209

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

(dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2005	$124,389	$4,277	$408	$129,074

Net income for six months ended June 30, 2005		9,797		9,797

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities			(202)	(202)
Net change in unrealized gain/(loss) on derivative instruments			(386)	(386)

Comprehensive income				9,209

Issued 42,294 shares for stock option exercises (net of 1,875 shares exchanged and including $41 of tax benefit)	576			576

Issued 1,328,409 shares in payment of 15% stock dividend	10,863	(10,898)		(35)

Cash dividends at $.18 per share		(2,856)		(2,856)

Balance, June 30, 2005	$135,828	$320	$(180)	$135,968

Balance, January 1, 2006	$136,583	$8,040	$(2,879)	$141,744

Net income for six months ended June 30, 2006		10,977		10,977

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities			(1,585)	(1,585)
Net change in unrealized gain/(loss) on derivative instruments			(630)	(630)

Comprehensive income				8,762

Issued 62,731 shares for stock option exercises (net of 4,816 shares exchanged and including $79 of tax benefit)	868			868

Issued 513,283 shares in payment of 5% stock dividend	15,127	(15,180)		(53)

Issued 5,401,190 shares in payment of 3-for-2 stock split

Stock option compensation expense	373			373

Cash dividends at $.23 per share		(3,795)		(3,795)

Balance, June 30, 2006	$152,951	$42	$(5,094)	$147,899

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities
Net income	$10,977	$9,797
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,702	1,566
Stock option compensation expense	373	—
Provision for loan losses	1,500	2,025
Origination of loans for sale	(53,996)	(62,594)
Proceeds from sales of loans originated for sale	54,845	63,496
Gain on sales of loans	(923)	(1,094)
Net change in:
Accrued interest receivable and other assets	(816)	(777)
Bank-owned life insurance	(465)	(333)
Accrued expenses and other liabilities	(1,337)	3,334

Net cash from operating activities	11,860	15,420

Cash flows from investing activities
Loan originations and payments, net	(106,772)	(76,424)
Purchases of securities available for sale	(13,881)	(37,571)
Purchases of FHLB stock	—	(1,422)
Maturities and calls of securities available for sale	1,990	13,189
Principal paydowns on securities	1,342	98
Additions to premises and equipment	(5,017)	(3,126)

Net cash used in investing activities	(122,338)	(105,256)

Cash flows from financing activities
Net increase/(decrease) in deposits	65,329	(13,875)
Net increase/(decrease) in short term borrowings	(108)	20,434
Proceeds from Federal Home Loan Bank advances	75,000	360,000
Repayments of Federal Home Loan Bank advances	(32,439)	(268,421)
Cash dividends paid	(3,848)	(2,891)
Proceeds from exercises of stock options	789	535

Net cash from financing activities	104,723	95,782

Net change in cash and cash equivalents	(5,755)	5,946

Cash and cash equivalents at beginning of period	49,101	31,711

Cash and cash equivalents at end of period	$43,346	$37,657

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Supplemental cash flow information
Interest paid	$30,366	$17,225
Income taxes paid	5,800	4,300

Supplemental noncash disclosures:
Transfers from loans to other real estate	1,328	2,151

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2005 Annual Report containing financial statements for the year ended December 31, 2005.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2006, the 3-for-2 stock split distributed on June 29, 2006, and the 15% stock dividend distributed on May 27, 2005.

Stock Compensation: On January 1, 2006, the Company adopted FAS 123, Revised, which requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As amended, this applies to awards granted or modified beginning with the first quarter of 2006. Compensation cost was also recorded for prior option grants that vested after the date of adoption. For the three months ended June 30, 2006, the Company recorded compensation cost for stock options of $185,000, or $145,000 after tax, representing $0.01 per share. For the six month period ended June 30, 2006 the Company recorded compensation cost for stock options of $373,000, or $293,000 after tax, representing $0.02 per share. Future compensation cost for stock options is expected to be recognized as follows (in thousands):

Remainder of 2006	$284
2007	319
2008	276
2009	3

Total	$882

Employee compensation expense under stock option plans was reported using the intrinsic value method for the three and six month periods ended June 30, 2005. No compensation cost related to stock options was recognized during the three and six month periods ended June 30, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands, except per share data).

MACATAWA BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$5,262	$9,797
Stock-based compensation cost, net of tax	(87)	(146)

Pro forma net income	5,175	9,651

Basic earnings per share as reported	.33	.61
Pro forma basic earnings per share	.32	.60

Diluted earnings per share as reported	.32	.60
Pro forma diluted earnings per share	.31	.59

NOTE 2 – SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
June 30, 2006
Available for Sale:
U.S. Treasury and federal agency securities	$121,932	$33	$(4,274)	$117,691
State and municipal bonds	47,756	340	(782)	47,314
Other Equity Securities	1,000	—	(41)	959

	$170,688	$373	$(5,097)	$165,964

Held to Maturity:
State and municipal bonds	$2,715	$53	$(13)	$2,755

December 31, 2005
Available for Sale:
U.S. Treasury and federal agency securities	$111,102	$103	$(2,644)	$108,561
State and municipal bonds	46,878	609	(345)	47,142
Other Equity Securities	1,000	—	(7)	993

	$158,980	$712	$(2,996)	$156,696

Held to Maturity:
State and municipal bonds	$3,907	$80	$(13)	$3,974

MACATAWA BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2006

U.S. Treasury and federal agency securities	$36,854	$(782)	$78,751	$(3,492)	$115,605	$(4,274)
State and municipal bonds	28,713	(508)	5,753	(287)	34,466	(795)
Other Equity Securities	959	(41)	—	—	959	(41)

Total temporarily impaired	$66,526	$(1,331)	$84,504	$(3,779)	$151,030	$(5,110)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2005

U.S. Treasury and federal agency securities	$70,531	$(1,299)	$33,654	$(1,345)	$104,185	$(2,644)
State and municipal bonds	16,419	(153)	5,842	(205)	22,261	(358)
Other Equity Securities	993	(7)	—	—	993	(7)

Total temporarily impaired	$87,943	$(1,459)	$39,496	$(1,550)	$127,439	$(3,009)

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

Contractual maturities of debt securities at June 30, 2006 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$715	$709	$7,000	6,897
Due from one to five years	383	376	117,257	113,165
Due from five to ten years	—	—	17,333	17,436
Due after ten years	1,617	1,670	28,098	27,507

	$2,715	$2,755	$169,688	$165,005

MACATAWA BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – LOANS

Loans were as follows (in thousands):

	June 30, 2006	December 31, 2005
Commercial	$402,967	$359,036
Commercial mortgage	840,091	793,919
Residential mortgage	230,637	223,390
Consumer	179,340	171,534

	1,653,035	1,547,879
Allowance for loan losses	(22,145)	(20,992)

	$1,630,890	$1,526,887

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six months Ended June 30, 2006	Six months Ended June 30, 2005
Balance at beginning of period	$21,391	$19,534	$20,992	$19,251
Provision for loan losses	800	1,125	1,500	2,025
Charge-offs	(248)	(693)	(579)	(1,350)
Recoveries	202	44	232	84

Balance at end of period	$22,145	$20,010	$22,145	$20,010

NOTE 4 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005
Noninterest-bearing demand	$174,516	$188,762
Money market	410,996	380,216
NOW and Super NOW	236,450	207,947
Savings	43,021	40,612
Certificates of deposit	708,118	690,235

	$1,573,101	$1,507,772

MACATAWA BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank were as follows (in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
June 30, 2006

Single maturity fixed rate advances	$147,000	July 2006 to May 2010	4.46%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,722	February 2008 to July 2018	3.85%

	$187,722

December 31, 2005

Single maturity fixed rate advances	$104,200	January 2006 to May 2010	3.25%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,961	February 2008 to July 2018	3.90%

	$145,161

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $113,755,000 and $107,581,000 at June 30, 2006 and December 31, 2005, and residential and commercial real estate loans totaling $554,997,000 and $526,066,000 under a blanket lien arrangement at June 30, 2006 and December 31, 2005.

Maturities as of June 30, 2006 were as follows (in thousands):

2006	$15,000
2007	47,000
2008	70,712
2009	5,343
2010	41,000
Thereafter	8,667

$187,722

MACATAWA BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – STOCK OPTIONS

Options to buy stock are granted to officers and employees under Employee Stock Option Plans (the Employees’ Plans), which provide for issue of up to 1,825,890 options. Options are also granted to directors under Directors’ Stock Option Plans (the Directors’ Plans), which provide for issuance of up to 450,741 options. The exercise price is the market price at the date of grant for all plans. The maximum option term is ten years. The vesting schedule is over a one-year period for both the Employees’ Plans and the Directors’ Plans for all grants through the third quarter of 2005. Beginning with grants in the fourth quarter of 2005, the vesting schedule was increased to three years. Upon exercise of stock options, the Company issues new shares from its authorized but unissued shares. The amount of options available for future grant at June 30, 2006 is 1,026,817. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2006, the 3-for-2 stock split distributed on June 29, 2006, and the 15% stock dividend distributed on May 27, 2005.

A summary of option activity in the plans is as follows, except per option data: (dollars in thousands)

Options	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,019,559	$13.75
Granted	4,487	23.28
Exercised	(106,649)	9.18
Forfeited	(2,643)	17.54

Outstanding at June 30, 2006	914,754	$14.32	6.94	$8,297

Exercisable at June 30, 2006	685,247	$11.25	6.12	$8,319

The weighted-average fair value of the 4,487 options granted during the six months ended June 30, 2006 was $5.93 per option. The weighted-average fair value of the 1,810 and 7,242 options granted during the three and six months ended June 30, 2005 was $4.65 and $4.45 per option, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $248,000 and $262,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.5 million and $965,000, respectively. The total fair value of options vested during the three and six months ended June 30, 2006 was $8,417 and $32,276, respectively. No options vested during the three and six months ended June 30, 2005.

MACATAWA BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Basic earnings per share
Net income	$5,756	$5,262	$10,977	$9,797

Weighted average common shares outstanding	16,200,172	16,051,168	16,181,716	16,032,349

Basic earnings per share	$0.36	$0.33	$0.68	$0.61

Diluted earnings per share
Net income	$5,756	$5,262	$10,977	$9,797

Weighted average common shares outstanding	16,200,172	16,051,168	16,181,716	16,032,349
Add: Dilutive effects of assumed exercise of stock options	341,959	404,235	380,902	397,478

Weighted average common and dilutive potential common shares outstanding	16,542,131	16,455,403	16,562,618	16,429,827

Diluted earnings per share	$0.35	$0.32	$0.66	$0.60

Stock options for 229,979 shares of common stock were not considered in computing diluted earnings per share for the three months ended June 30, 2006. There were no antidilutive shares for the three months ended June 30, 2005. Stock options for 229,979 and 1,810 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively, because they were antidilutive.

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

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. Federal Insurance Company has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. This carrier on July 21, 2006 notified the Company that it was seeking through arbitration a declaration that based on its asserted coverage defenses its policy does not cover this matter. On or about July 21, 2006, Federal Insurance Company notified the Company that it has filed an Arbitration Demand with the American Arbitration Association. In the Arbitration Demand Federal Insurance Company seeks a declaration that based upon its asserted coverage defenses its policy does not cover this matter. The Company believes that Federal Insurance Company is obligated to provide coverage, and the Company intends to vigorously pursue its rights under the insurance policy. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity.

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2005 and the first six months of 2006. At June 30, 2006, it is anticipated that approximately $889,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	June 30, 2006	December 31, 2005
Notional amounts	$80,000	$80,000
Weighted average pay rates	8.25%	7.25%
Weighted average receive rates	6.42%	6.42%
Weighted average maturity	2.5 years	3.0 years
Unrealized loss related to interest rate swaps	$(3,115)	$(2,146)

NOTE 10 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

MACATAWA BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – REGULATORY MATTERS

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

At June 30, 2006 and December 31, 2005, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk weighted assets)
Consolidated	$189,831	10.9%	$139,919	8.0%	$174,899	10.0%
Bank	182,792	10.5	139,366	8.0	174,207	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	165,969	9.5	69,960	4.0	104,939	6.0
Bank	161,016	9.2	69,683	4.0	104,524	6.0
Tier 1 capital (to average assets)
Consolidated	165,969	8.6	77,114	4.0	96,392	5.0
Bank	161,016	8.4	76,965	4.0	96,206	5.0

December 31, 2005
Total capital (to risk weighted assets)
Consolidated	$179,756	11.1%	$129,959	8.0%	$162,448	10.0%
Bank	173,481	10.7	129,733	8.0	162,167	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	157,450	9.7	64,979	4.0	97,469	6.0
Bank	153,210	9.5	64,867	4.0	97,300	6.0
Tier 1 capital (to average assets)
Consolidated	157,450	8.7	72,799	4.0	90,999	5.0
Bank	153,210	8.4	72,677	4.0	90,846	5.0

The Company and the Bank were categorized as well capitalized at June 30, 2006 and December 31, 2005. There are no conditions or events since June 30, 2006 that management believes have changed either institution’s category.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc. and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank Corporation is a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-four branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services is a broker/dealer that provides various services including discount brokerage and consultation regarding mutual funds and annuities. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

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

The West Michigan markets within which we operate continue to provide significant expansion opportunities for us. We opened our twenty-fourth branch on the west side of the greater Grand Rapids area during the second quarter of 2006. Because of the significance of the greater Grand Rapids market and the great opportunity for market share growth, we anticipate additional branch openings in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended June 30, 2006 was $5.8 million, an increase of 9% as compared to second quarter 2005 net income of $5.3 million. Earnings per share on a diluted basis were $0.35 for the second quarter of 2006 compared to $0.32 for the same period in 2005. Net income for the six months ended June 30, 2006 was $11.0 million, an increase of 12% over the $9.8 million for the same period in the prior year. Earnings per share on a diluted basis were $0.66 for the six months ended June 30, 2006 compared to $0.60 for the same period in the prior year.

The increases in net income for both the three and six months ended June 30, 2006 compared to the same periods in the prior year were primarily due to increases in net interest income and noninterest income and partially offset by an increase in noninterest expense. Also contributing to the overall increases in net income for both the three and six months ended June 30, 2006 was a decrease in the provision for loan losses.

Net Interest Income: Net interest income totaled $17.0 million for the second quarter of 2006, an increase of $1.5 million or 10%, as compared to the second quarter of 2005. Net interest income for the first six months of 2006 totaled $33.3 million, an increase of 10% as compared to $30.3 million for the same period in 2005. The improvement in net interest income for both the three and six month periods was the result of strong growth in average earning assets. Average earning assets increased $185.3 million to $1.82 billion for the second quarter of 2006 compared to $1.63 billion for the second quarter of 2005. Average earning assets increased $180.4 million to $1.78 billion for the six month period ended June 30, 2006 compared to $1.60 billion for the same period of the prior year. The increases in average earning assets for both the three and six months ended June 30, 2006 represent an 11% increase when compared to the same periods of the prior year. The net interest margin decreased 8 basis points to 3.74% for the second quarter of 2006 and 7 basis points to 3.76% for the first six months of 2006 when compared to the same periods in the prior year.

During both the three and six month periods, the increase in the cost of funds exceeded the increase in the yield on earning assets and is the primary reason for the decrease in the net interest margin. The yield on earning assets increased by 101 basis points for both the three and six months ended June 30, 2006 as compared to the same periods in the prior year. The cost of funds increased 120 basis points and 121 basis points, respectively, for the three and six months ended June 30, 2006 as compared to the same periods in the prior year. The increases in short-term rates that began in mid-2004 and have continued into 2006 have caused an increase in the yield on our variable rate loan portfolio and are the primary reasons for the increase in the yield on earning assets. An increase in the rates paid on our deposit accounts, the rollover of time deposits at higher rates and a shift to higher costing sources of funds are the primary reasons for the increase in the cost of funds. The rates paid on time deposits and other rate sensitive products have reached attractive levels causing deposit customers to shift funds from transaction accounts, primarily money market accounts, into these higher rate accounts.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. We do not, however, expect future changes in short-term interest rates to have a significant impact on our net interest margin considering the Company’s move to a more balanced sensitivity to interest rate changes.

The following table shows an analysis of net interest margin for the three-month periods ending June 30, 2006 and 2005.

	For the three months ended June 30,
	2006			2005
	Average Balance	Interest Earned or paid	Average Yield Or cost	Average Balance	Interest Earned Or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$122,195	$1,265	4.14%	$111,939	$1,136	4.06%
Tax-exempt securities (1)	50,811	534	6.47%	48,762	516	6.54%
Loans	1,627,407	30,889	7.52%	1,456,499	23,565	6.42%
Federal Home Loan Bank stock	13,910	191	5.42%	13,024	138	4.20%
Federal funds sold	1,484	17	4.67%	254	2	3.96%

Total interest earning assets (1)	1,815,807	32,896	7.25%	1,630,478	25,357	6.24%

Noninterest earning assets:
Cash and due from banks	35,949			26,363
Other	97,643			99,016

Total assets	$1,949,399			$1,755,857

Liabilities
NOWs and MMDAs	$629,203	4,890	3.12%	$605,170	2,748	1.82%
Savings	42,118	61	0.58%	41,592	48	0.47%
IRAs	36,013	378	4.21%	30,214	264	3.50%
Time deposits	683,121	7,504	4.40%	494,987	3,951	3.20%
Federal Home Loan Bank advances	175,667	2,004	4.51%	207,486	1,944	3.71%
Long-term debt	41,238	824	7.91%	41,238	625	6.00%
Federal funds borrowed and other borrowings	20,531	260	5.01%	36,622	290	3.13%

Total interest bearing liabilities	1,627,891	15,921	3.91%	1,457,309	9,870	2.70%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	166,257			158,722
Other noninterest bearing liabilities	6,999			5,807
Shareholders’ equity	148,252			134,019

Total liabilities and shareholders’ equity	$1,949,399			$1,755,857

Net interest income		$16,975			$15,487

Net interest spread (1)			3.34%			3.54%
Net interest margin (1)			3.74%			3.82%
Ratio of average interest earning assets to average interest bearing liabilities	111.54%			111.88%

(1)	Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the six-month periods ending June 30, 2006 and 2005.

	For the six months ended June 30,
	2006			2005
	Average Balance	Interest Earned or paid	Average Yield Or cost	Average Balance	Interest Earned Or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$118,057	$2,411	4.08%	$105,372	$2,132	4.05%
Tax-exempt securities (1)	50,940	1,073	6.48%	48,157	1,022	6.56%
Loans	1,596,188	59,268	7.40%	1,432,484	45,124	6.28%
Federal Home Loan Bank stock	13,910	362	5.18%	12,678	267	4.18%
Federal funds sold	983	23	4.56%	1,010	11	2.25%

Total interest earning assets (1)	1,780,078	63,137	7.13%	1,599,701	48,556	6.12%

Noninterest earning assets:
Cash and due from banks	36,085			35,278
Other	97,094			91,508

Total assets	$1,913,257			$1,726,487

Liabilities
NOWs and MMDAs	$616,015	8,978	2.94%	$633,357	5,388	1.72%
Savings	41,424	119	0.58%	40,325	82	0.41%
IRAs	34,957	710	4.10%	29,502	500	3.42%
Time deposits	681,083	14,506	4.29%	483,958	7,366	3.07%
Federal Home Loan Bank advances	159,035	3,425	4.28%	175,217	3,255	3.70%
Long-term debt	41,238	1,594	7.69%	41,238	1,192	5.75%
Federal funds borrowed and other borrowings	21,244	516	4.83%	29,977	442	2.93%

Total interest bearing liabilities	1,594,996	29,848	3.76%	1,433,574	18,225	2.55%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	163,716			153,262
Other noninterest bearing liabilities	7,592			6,616
Shareholders’ equity	146,953			133,035

Total liabilities and shareholders’ equity	$1,913,257			$1,726,487

Net interest income		$33,289			$30,331

Net interest spread (1)			3.37%			3.57%
Net interest margin (1)			3.76%			3.83%
Ratio of average interest earning assets to average interest bearing liabilities	111.60%			111.59%

(1)	Yield adjusted to fully tax equivalent.

Provision for Loan Losses: The provision for loan losses for the three and six month periods ended June 30, 2006 was $800,000 and $1.5 million compared to $1.1 million and $2.0 million for the same periods in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2006 was $3.6 million and $6.8 million, respectively, from $3.4 million and $6.0 million for the same periods in the prior year. An increase in revenue from service charges on deposits accounted for the majority of the increase for both the three and six month periods. Continued growth in the number of demand deposit accounts was the primary reason for the $145,000 increase for the second quarter. In addition to this growth, an overdraft privilege service implemented for deposit customers during the second quarter of 2005 was the primary reason for the $507,000 increase for the six month period end June 30, 2006. Gains on loans sold decreased $25,000 and $171,000, respectively, during the three and six month periods due to a decline in mortgage loan origination volume as mortgage interest rate levels have increased. Trust fees and other income, including brokerage fees and other financial service fees, increased modestly during the three and six month periods as a result of continued expansion of our customer base. Included in other income for the three and six months ended June 30, 2005 was a $200,000 gain on the sale of a commercial property held as other real estate.

Noninterest Expense: Noninterest expense for the three and six month periods ended June 30, 2006 increased to $11.3 million and $22.4 million, respectively, from $10.0 million and $19.9 for the same periods in the prior year. Salaries and benefits, which represented the largest category of the increase, increased by $863,000 and $1.5 million, respectively, compared to the same periods in the prior year. Effective January 1, 2006, we adopted FAS 123, Revised, and accordingly, we recorded stock option compensation expense of $185,000 and $373,000 for the three and six months ended June 30, 2006. The remaining increase related to additional staffing for new branch locations and in each line of business and in support departments consistent with growth of the Bank. These increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Occupancy and furniture and equipment expense has increased along with our branch expansion, which included one new location and a relocation of one of our branch sites since the second quarter of last year. In general, other expense categories have remained relatively flat or increased consistent with growth of the Bank. Although we expect noninterest expense levels to generally rise with our growth, we expect efficiency to improve by better utilizing our capacity as we grow. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

FINANCIAL CONDITION

Summary: Our total assets were $1.98 billion at June 30, 2006, an increase of $111.3 million from $1.87 billion at December 31, 2005. The growth in assets was primarily from an increase of $105.2 million in total portfolio loans and $9.3 million in securities available for sale. Cash and cash equivalents decreased $5.8 million slightly offsetting the increases in portfolio loans and securities available for sale. Cash levels were higher than normal at December 31, 2005 due to a large inflow of customer deposits that occurred at year-end. The growth in assets was funded by an increase of $65.3 million in deposits and $42.6 million in Federal Home Loan Bank borrowings.

Securities Available for Sale: Securities available for sale were $166.0 million at June 30, 2006 compared to $156.7 million at December 31, 2005. The increase was from purchases of U.S. Government Agency securities and reflects our interest in maintaining the diversity in our asset base.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.65 billion at June 30, 2006 compared to $1.55 billion at December 31, 2005. Commercial loans continue to be the driver of our loan portfolio growth. Of the $105.2 million in growth during the first six months of 2006, $90.1 million or 86% was from our commercial loan portfolios. Commercial and commercial real estate loans accounted for approximately 75% of the total loan portfolio at June 30, 2006 and approximately 74% at December 31, 2005. Residential mortgage loans comprised 14% of the portfolio, while consumer loans were 11% of total loans at June 30, 2006.

The loan growth we have experienced continues to reflect the acceptance of our community banking philosophy in the communities we serve. During the second quarter of 2006, loans grew approximately $62.9 million after $42.3 million of growth in the first quarter of 2006, and compared to $43.7 million of growth in the second quarter of 2005. We continue to see slow improvement in the West Michigan economy and accordingly, we have seen recent signs of favorable new business activity among our business customers. We expect our growth rates to continue for the remainder of 2006.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. Nonperforming loans to total loans increased to 0.35% at June 30, 2006 from 0.27% at December 31, 2005 and nonperforming assets to total assets increased to 0.38% at June 30, 2006 from 0.26% at December 31, 2005. The balance in nonperforming loans at June 30, 2006 is a number of smaller commercial relationships for which we are considered to be well collateralized or adequately reserved.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	June 30, 2006	December 31, 2005
Nonaccrual loans	$5,529	$3,977
Loans 90 days past due and still accruing	252	227

Total nonperforming loans	5,781	4,204
Foreclosed assets	1,673	527
Repossessed assets	52	165

Total nonperforming assets	$7,506	$4,896

Nonperforming loans to total loans	0.35%	0.27%
Nonperforming assets to total assets	0.38%	0.26%

Allowance for loan losses: The allowance for loan losses as of June 30, 2006 was $22.1 million, or 1.34% of total portfolio loans, compared to $21.0 million, or 1.36% of total portfolio loans at December 31, 2005. The provision for loan losses declined $525,000 to $1.5 million for the six months ended 2006 compared to $2.0 million for the same period of the prior year primarily due to the decline in net charge-offs. Net charge-offs for the six months ended June 30, 2006 totaled $347,000 as compared to $1.3 million for the same period in 2005. The ratio of net charge-offs to average loans was 0.04% on an annualized basis for the first six months of 2006 compared to 0.18% for the first six months of 2005.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $320,000 at June 30, 2006 and $333,000 at December 31, 2005.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the formula allowance. Because of the relatively unseasoned nature of our loan portfolio and the rapid loan growth we have experienced since inception, our actual historical loan loss experience remains limited. Accordingly, our loss factors are primarily based upon our analysis of the banking industry’s historical loan loss experience, including the historical loan loss experience within the current markets we operate. These factors are monitored against our loss experience as our portfolios’ age, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The formula allowance was $20.1 million at June 30, 2006 compared to $18.6 million at December 31, 2005. The increase in the formula allowance for the period is primarily associated with the continuing growth in the commercial loan portfolio.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive general allowance allocations based on loss trends. In lieu of an established loan loss trend for Macatawa Bank, we use historical loss trends based on industry experience and peers in determining an adequate allowance for probable losses associated with these pools of loans. General economic and business conditions, credit quality trends, collateral values, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans. The general allowance was $1.7 million at June 30, 2006 compared to $2.1 million at December 31, 2005. The decline in the general allowance was due to improvement in past due consumer loan balances.

Deposits and Other Borrowings: Total deposits increased $65.3 million to $1.57 billion at June 30, 2006 compared to $1.51 billion at December 31, 2005. The growth for the first six months of 2006 has been primarily in certain interest bearing checking and money market accounts and certificates of deposit, as market rates on these deposit types have begun to increase from historic lows and become more attractive to our customers. We opened approximately 5,546 new checking accounts during the first six months of 2006. It is expected that as these new accounts develop into more full relationships, they will further contribute to deposit growth. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The increase in other borrowings of $42.6 million was related to an increase in Federal Home Loan Bank advances to support the asset growth we experienced during the first half of 2006.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $6.2 million during the first six months to $147.9 million at June 30, 2006, as the retention of earnings was partially offset by a reduction in accumulated other comprehensive income.

Net income generated during the first six months of 2006 of $11.0 million was partially offset by cash dividends of $3.8 million, or $.23 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On May 30, 2006, a 5% stock dividend was paid to shareholders of record as of May 12, 2006, representing our sixth consecutive annual stock dividend. In addition, a 3-for-2 stock split was paid June 29, 2006 to shareholders of record as of June 9, 2006. All per share and average share information in this report has been adjusted to reflect the effect of the dividend and the split.

The change in accumulated other comprehensive income was due to a decrease in both the market value of securities available for sale and the derivative instruments associated with the Company’s interest rate swap arrangements due principally to the general rise in interest rates during the first six months of 2006. For more information regarding our interest rate swap arrangements see the Notes to the consolidated financial statements.

At June 30, 2006 and December 31, 2005, our total capital to risk-weighted assets was 10.9% and 11.1%, respectively. Our Tier 1 Capital as a percent of average assets was 8.6% and 8.7% at June 30, 2006 and December 31, 2005, respectively. Both ratios continue to be maintained at levels in excess of the regulatory minimums for well capitalized institutions. The ratios remained relatively stable since the beginning of the year as our strong earnings during the quarter kept pace with the growth in our assets.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We forecast the next twelve months of net interest income under an assumed environment of gradual changes in market interest rates under various scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The simulation also measures the change in EVE, or the net present value of our assets and liabilities, under an immediate shift, or shock, in interest rates under various scenarios, as calculated by discounting the estimated future cash flows using market-based discount rates.

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2006 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$185,815	(8.98)%	$74,890	3.84%
Interest rates up 100 basis points	193,704	(5.12)	73,565	2.01
No change in interest rates	204,150	—	72,118	—
Interest rates down 100 basis points	210,077	2.90	70,432	(2.34)
Interest rates down 200 basis points	213,604	4.63	68,613	(4.86)

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

In May 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company in the United States District Court for the District of Western Michigan. As amended, this suit alleges that Grand Bank breached escrow agreements and fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals and in interests in limited partnerships which made loans to Trade Partners secured by viaticals, and with respect to loans made by purported class members directly to Trade Partners. The class has not been certified. A hearing on plaintiffs’ motion for certification is scheduled to be held in September 2006. The Company has answered this complaint denying the material allegations and raising certain affirmative defenses.

In late July 2005 counsel to the Trade Partners Receiver filed another purported class action on behalf of Kelly Priest and certain trusts controlled by Gary Towle and his wife, making substantially the same allegations as in the Jenkins complaint, but on behalf of a class which was asserted to comprise all investors who are holders of allowed claims in the Trade Partners receivership. This case has been subsumed within and superseded by the Jenkins case, described above, and the operative class allegations are those now set forth in the Jenkins case. Counsel to the Trade Partners receiver has withdrawn from this litigation, though the Trade Partners receiver has stated that he is cooperating with class counsel.

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of July 15, 2006, the receiver reported that he has received since the inception of the receivership cash payments for death benefit claims aggregating approximately $29.2 million. He reported at the same time that all premium payments were current. He also reported at that time that he had paid premiums on the portfolio approximating $14.0 million since the inception of the receivership. As of July 15, 2006 the receiver reported cash on hand of approximately $36.3 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments, though the receiver’s ability to so use such benefits may be limited or eliminated by the terms of the sale of the portfolio to Universal Settlements International, Inc., described below.

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

The receiver in June 2004 proposed a plan of distribution of the assets of Trade Partners. No hearing was ever set on that plan. The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value, or approximately $43 million. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of July 15, 2006 payments aggregating approximately $24.4 million had been received on policies transferred pursuant to the sale agreement, plus another $714,148.46 on policies that matured after the sale but before transfer.

The receiver on July 21, 2006 filed a proposed amended plan of distribution and related disclosure statement, contemplating a complete liquidation of the assets of Trade Partners. The receiver reported as of July 15, 2006 that claims against the receivership estate totaling $158,276,599.98 have been approved, and reported total active claims of $178,993,717.57. The receiver further reported that as of July 15, 2006 “emergency distributions” totaling $344,844.25 had been made as advances to certain investors.

The proposed disclosure statement that accompanied the July 21, 2006 proposed amended plan of distribution states that the receiver estimates that he will have approximately $42.5 million available for distribution when he proposes to commence distributions in late 2006. The receiver proposes to complete distributions in 2007. The disclosure statement estimates that approved claims will total approximately $162,052,663.83. The disclosure statement indicates that Trade Partners investors should therefore expect to receive initial distributions totaling about 26.39% of their approved claims, and estimates that another 8% of such approved claims will ultimately be distributed.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, Management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. Federal Insurance Company has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. On or about July 21, 2006, Federal Insurance Company notified the Company that it has filed an Arbitration Demand with the American Arbitration Association. In the Arbitration Demand Federal Insurance Company seeks a declaration that based upon its asserted coverage defenses its policy does not cover this matter. The Company believes that Federal Insurance Company is obligated to provide coverage, and the Company intends to vigorously pursue its rights under the insurance policy. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity pursuant to a reservation letter asserting certain coverage defenses.

As of the date hereof, except as disclosed above, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

Item 1A. Risk Factors.

There have been no material changes in the risk factors applicable to the Company from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of shareholders was held on April 20, 2006, at which the shareholders of Macatawa Bank Corporation voted to:

a)	Elect two directors for a term of three years. The results are as follows:

Director Nominee	For	Withheld
Benj. A. Smith, III	8,145,968	993,240
G. Thomas Boylan	8,748,440	390,768

b)	Approve the Macatawa Bank Corporation 2006 Stock Compensation Plan. The results are as follows:

For	Against	Abstain
8,834,424	281,073	23,710

c)	Approve the Macatawa Bank Corporation 2006 Directors Stock Compensation Plan. The results are as follows:

For	Against	Abstain
8,578,975	468,671	91,560

d)	Amend the Amended and Restated Articles of Incorporation of the Company to increase the authorized common stock from 20,000,000 shares to 40,000,000 shares, no par value. The results are as follows:

For	Against	Abstain
8,603,318	515,428	20,461

Item 5. Other Information. None.

Item 6. Exhibits.

3.1	Amendment to Articles of Incorporation of Macatawa Bank Corporation.

10.1	Macatawa Bank Corporation 2006 Stock Compensation Plan (incorporated by reference to Appendix A to the Macatawa Bank Corporation Proxy Statement on Form DEF 14A for the 2006 Annual Meeting as filed with the Securities and Exchange Commission on March 9, 2006).

10.2	Macatawa Bank Corporation 2006 Directors Stock Compensation Plan (incorporated by reference to Appendix B to the Macatawa Bank Corporation Proxy Statement on Form DEF 14A for the 2006 Annual Meeting as filed with the Securities and Exchange Commission on March 9, 2006).

10.3	Form of Stock Option Agreement for non-qualified stock options.

10.4	Form of Stock Option Agreement for incentive stock options.

10.5	Form of Stock Option Agreement under the Directors’ Stock Compensation Plan.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: August 3, 2006

EXHIBIT INDEX

Exhibit	Description

3.1	Amendment to Articles of Incorporation of Macatawa Bank Corporation.

10.1	Macatawa Bank Corporation 2006 Stock Compensation Plan (incorporated by reference to Appendix A to the Macatawa Bank Corporation Proxy Statement on Form DEF 14A for the 2006 Annual Meeting as filed with the Securities and Exchange Commission on March 9, 2006).

10.2	Macatawa Bank Corporation 2006 Directors Stock Compensation Plan (incorporated by reference to Appendix B to the Macatawa Bank Corporation Proxy Statement on Form DEF 14A for the 2006 Annual Meeting as filed with the Securities and Exchange Commission on March 9, 2006).

10.3	Form of Stock Option Agreement for non-qualified stock options.

10.4	Form of Stock Option Agreement for incentive stock options.

10.5	Form of Stock Option Agreement under the Directors’ Stock Compensation Plan.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.