Form 10-Q
period 2006-09-30
MACATAWA BANK CORP
filed 2006-11-08
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25927

MACATAWA BANK CORPORATION
(Exact name of issuer as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3391345 (I.R.S. Employer Identification No.)

   10753 Macatawa Drive, Holland, Michigan 49424
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 820-1444
____________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [ X]

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
Yes [X ] No [ ]

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
Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,224,604 shares of the Company’s Common Stock (no par value) were outstanding as of November 2, 2006.

INDEX

		Page Number
Part I	Financial Information:

	Item 1.
	Consolidated Financial Statements	3
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of
	Results of Operations and Financial Condition	20

	Item 3.
	Quantitative and Qualitative Disclosures
	About Market Risk	29

	Item 4.
	Controls and Procedures	30

Part II	Other Information:

	Item 1.
	Legal Proceedings	30

	Item 1.A.
	Risk Factors	32

	Item 2.
	Changes in Securities and Use of Proceeds	32

	Item 3.
	Defaults Upon Senior Securities	32

	Item 4.
	Submission of Matters to a Vote of Security Holders	32

	Item 5.
	Other Information	32

	Item 6.
	Exhibits	32

Signatures		33

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 (unaudited) and December 31, 2005

(dollars in thousands)	September 30, 2006	December 31, 2005

ASSETS
Cash and cash equivalents
Cash and due from banks	$36,916	$49,101
Federal funds sold	5,457	--

Total cash and cash equivalents	42,373	49,101
Securities available for sale	192,864	156,696
Securities held to maturity	2,713	3,907
Federal Home Loan Bank stock	12,915	13,910
Loans held for sale	2,232	2,331
Total loans	1,682,359	1,547,879
Allowance for loan losses	(22,427)	(20,992)

	1,659,932	1,526,887

Premises and equipment - net	57,853	53,028
Accrued interest receivable	10,651	8,366
Goodwill	23,915	23,915
Acquisition intangibles	1,656	1,941
Bank-owned life insurance	21,558	20,814
Other assets	12,369	9,094

Total assets	$2,041,031	$1,869,990

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$168,438	$188,762
Interest-bearing	1,464,378	1,319,010

Total deposits	1,632,816	1,507,772

Federal funds purchased	--	25,809
Other borrowed funds	202,055	145,161
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	9,797	8,266

Total liabilities	1,885,906	1,728,246

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized;
16,221,682 shares and 10,227,992 issued and outstanding as of
September 30, 2006 and December 31, 2005, respectively	153,333	136,583
Retained earnings	4,105	8,040
Accumulated other comprehensive (loss)	(2,313)	(2,879)

Total shareholders' equity	155,125	141,744

Total liabilities and shareholders' equity	$2,041,031	$1,869,990

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2006 and 2005
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Interest income
Loans, including fees	$32,581	$25,665	$91,849	$70,789
Securities	1,914	1,666	5,397	4,820
FHLB Stock	99	166	462	433
Other	185	255	208	266

Total interest income	34,779	27,752	97,916	76,308

Interest expense
Deposits	14,340	8,884	38,654	22,220
Other	3,356	2,763	8,890	7,652

Total interest expense	17,696	11,647	47,544	29,872

Net interest income	17,083	16,105	50,372	46,436

Provision for loan losses	490	855	1,990	2,880

Net interest income after
provision for loan losses	16,593	15,250	48,382	43,556

Noninterest income
Service charges and fees	1,256	1,259	3,642	3,138
Gain on sales of loans	365	697	1,288	1,792
Trust fees	871	746	2,493	2,177
Other	1,011	947	2,903	2,584

Total noninterest income	3,503	3,649	10,326	9,691

Noninterest expense
Salaries and benefits	6,193	5,755	18,524	16,590
Occupancy of premises	910	797	2,630	2,387
Furniture and equipment	790	759	2,362	2,182
Legal and professional fees	213	209	694	595
Marketing and promotion	319	283	996	746
Data processing fees	440	417	1,304	1,186
Other	2,392	2,468	7,166	6,925

Total noninterest expenses	11,257	10,688	33,676	30,611

Income before income tax expense	8,839	8,211	25,032	22,636

Income tax expense	2,830	2,661	8,046	7,289

Net income	$6,009	$5,550	$16,986	$15,347

Basic earnings per share	$.37	$.35	$1.05	$.96
Diluted earnings per share	.36	.34	1.03	.93
Cash dividends per share	.12	.10	.35	.28

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2006 and 2005
(unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net income	$6,009	$5,550	$16,986	$15,347
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains/(losses)
on securities available for sale	2,022	(213)	437	(415)
Net change in unrealized gains/(losses)
on derivative instruments	759	(764)	129	(1,150)

Comprehensive income	$8,790	$4,573	$17,552	$13,782

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2006 and 2005
(unaudited)

(dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2005	$124,389	$4,277	$408	$129,074

Net income for nine months ended September 30, 2005 .		15,347		15,347

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities
available for sale			(415)	(415)
Net change in unrealized gain/(loss) on derivative
instruments			(1,150)	(1,150)

Comprehensive income				13,782

Shares earned (5,000) under Stock Compensation Plan .	176			176

Issued 59,307 shares for stock option exercises (net of 4,426
shares exchanged and including $41 of tax benefit	722			722

Issued 1,328,409 shares in payment of 15% stock
dividend	10,863	(10,898)		(35)

Cash dividends at $.28 per share		(4,388)		(4,388)

Balance, September 30, 2005	$136,150	$4,338	($1,157)	$139,331

Balance, January 1, 2006	$136,583	$8,040	$(2,879)	$141,744

Net income for nine months ended September 30, 2006		16,986		16,986

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities
available for sale			437	437
Net change in unrealized gain/(loss) on derivative
instruments			129	129

Comprehensive income				17,552

Issued 79,217 shares for stock option exercises (net of 4,994
shares exchanged and including $79 of tax benefit	1,075			1,075

Issued 513,283 shares in payment of 5% stock dividend	15,127	(15,180)		(53)

Issued 5,401,190 shares in payment of 3-for-2 stock split

Stock option compensation expense	548			548

Cash dividends at $.35 per share		(5,741)		(5,741)

Balance, September 30, 2006	$153,333	$4,105	$(2,313)	$155,125

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2006 and 2005
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Cash flows from operating activities
Net income	$16,986	$15,347
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	2,561	2,261
Stock option compensation expense	548	176
Provision for loan losses	1,990	2,880
Origination of loans for sale	(76,602)	(105,321)
Proceeds from sales of loans originated for sale	77,989	105,919
Gain on sales of loans	(1,288)	(1,792)
Net change in:
Accrued interest receivable and other assets	(2,915)	(6,111)
Bank-owned life insurance	(744)	(497)
Accrued expenses and other liabilities	1,305	4,043

Net cash from operating activities	19,830	16,905

Cash flows from investing activities
Loan originations and payments, net	(137,481)	(114,008)
Purchases of securities available for sale	(37,692)	(39,001)
Purchases of FHLB stock	--	(1,422)
Repurchases by FHLB of FHLB stock	995	--
Maturities and calls of securities available for sale	1,990	15,298
Principal paydowns on securities	1,355	119
Additions to premises and equipment	(7,056)	(7,555)

Net cash used in investing activities	(177,889)	(146,569)

Cash flows from financing activities
Net increase in deposits	125,044	105,968
Net increase/(decrease) in short term borrowings	(25,809)	9,283
Proceeds from FHLB advances	75,000	395,000
Repayments of FHLB advances	(38,106)	(371,789)
Proceeds from securities sold under agreements to repurchase	20,000	--
Cash dividends paid	(5,794)	(4,423)
Proceeds from exercises of stock options	996	681

Net cash from financing activities	151,331	134,720

Net change in cash and cash equivalents	(6,728)	5,056

Cash and cash equivalents at beginning of period	49,101	31,711

Cash and cash equivalents at end of period	$42,373	$36,767

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Nine Month Periods Ended September 30, 2006 and 2005 (unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Supplemental cash flow information
Interest paid	$46,885	$28,537
Income taxes paid	9,265	5,900

Supplemental noncash disclosures:
Transfers from loans to other real estate	2,446	2,568

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2005 Annual Report containing financial statements for the year ended December 31, 2005.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2006, the 3-for-2 stock split distributed on June 29, 2006, and the 15% stock dividend distributed on May 27, 2005.

Stock Compensation: On January 1, 2006, the Company adopted FAS 123, Revised, which requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As amended, this applies to awards granted or modified beginning with the first quarter of 2006. Compensation cost was also recorded for prior option grants that vested after the date of adoption. For the three months ended September 30, 2006, the Company recorded compensation cost for stock options of $174,000, or $138,000 after tax, representing $0.01 per share. For the nine month period ended September 30, 2006 the Company recorded compensation cost for stock options of $548,000, or $434,000 after tax, representing $0.03 per share. Future compensation cost for stock options is expected to be recognized as follows (in thousands):

Remainder of 2006	$109
2007	319
2008	276
2009	3

Total	$707

Employee compensation expense under stock option plans was reported using the intrinsic value method for the three and nine month periods ended September 30, 2005. No compensation cost related to stock options was recognized during the three and nine month periods ended September 30, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (dollars in thousands, except per share data).

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$5,550	$15,347
Stock-based compensation cost, net of tax	(38)	(184)
Pro forma net income	5,512	15,163

Basic earnings per share as reported	.35	0.96
Pro forma basic earnings per share	.34	0.94

Diluted earnings per share as reported	.34	0.93
Pro forma diluted earnings per share	.33	0.92

NOTE 2 – ACQUISITION

On October 11, 2006, Macatawa Bank Corporation (“Macatawa”) entered into an Agreement and Plan of Merger with Benj. A. Smith & Associates, Ltd. (“Smith & Associates”) and Benj. A. Smith, III (“Mr. Smith”). On October 11, 2006, Macatawa also entered into a Noncompetition Agreement with Mr. Smith.

Smith & Associates is an investment advisory firm based in Holland, Michigan. Mr. Smith is the owner of Smith & Associates. Mr. Smith is also the founder and Chairman of Macatawa Bank Corporation. The transaction is structured as a merger of Smith & Associates into Macatawa, which in turn will contribute the business to Macatawa Bank.

The purchase price is $3,150,000, less any liabilities of Smith & Associates as of the closing date. In addition, one $300,000 contingent payment will be made if revenue from transferred account balances, principal additions to transferred account balances generated by Mr. Smith and new accounts generated by Mr. Smith exceeds $1,600,000 in 2007 and an additional $300,000 contingent payment will be paid if such revenue exceeds $1,700,000 in 2008. The purchase price and the contingent payments will be paid in common stock of Macatawa valued at the average closing price during the month of September, 2006 ($23.0035 per share).

Mr. Smith will provide assistance with transitioning clients as reasonably requested from time to time. Under the Noncompetition Agreement, Mr. Smith agrees to a six year covenant not to compete with the acquired business.

Assuming all closing conditions are satisfied, the transaction is expected to close effective as of December 31, 2006.

NOTE 3 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

September 30, 2006
Available for Sale:
U.S. Treasury and federal
agency securities	$144,772	$134	$(2,431)	$142,475
State and municipal bonds	48,704	817	(114)	49,407
Other equity securities	1,000	--	(18)	982

	$194,476	$951	$(2,563)	$192,864

Held to Maturity:
State and municipal bonds	$2,713	$59	$(8)	$2,764

December 31, 2005
Available for Sale:
U.S. Treasury and federal
agency securities	$111,102	$103	$(2,644)	$108,561
State and municipal bonds	46,878	609	(345)	47,142
Other equity securities	1,000	--	(7)	993

	$158,980	$712	$(2,996)	$156,696

Held to Maturity:
State and municipal bonds	$3,907	$80	$(13)	$3,974

Securities with unrealized losses at September 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2006

U.S. Treasury and federal
agency securities	$7,069	$(30)	$102,343	$(2,401)	$109,412	$(2,431)
State and municipal bonds	3,150	(18)	5,933	(104)	9,083	(122)
Other equity securities	982	(18)	--	--	982	(18)

Total temporarily impaired	$11,201	$(66)	$108,276	$(2,505)	$119,477	$(2,571)

NOTE 3 – SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2005
U.S. Treasury and federal
agency securities	$70,531	$(1,299)	$33,654	$(1,345)	$104,185	$(2,644)
State and municipal bonds	16,419	(153)	5,842	(205)	22,261	(358)
Other equity securities	993	(7)	---	---	993	(7)

Total temporarily impaired	$87,943	$(1,459)	$39,496	$(1,550)	$127,439	$(3,009)

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

Contractual maturities of debt securities at September 30, 2006 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$715	$709	$7,500	7,428
Due from one to five years	383	381	137,870	135,711
Due from five to ten years	---	---	19,807	20,219
Due after ten years	1,615	1,674	28,299	28,524

	$2,713	$2,764	$193,476	$191,882

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 - LOANS

Loans were as follows (in thousands):

	September 30, 2006	December 31, 2005

Commercial	$398,273	$359,036
Commercial mortgage	865,748	793,919
Residential mortgage	230,438	223,390
Consumer	187,900	171,534

	1,682,359	1,547,879
Allowance for loan losses	(22,427)	(20,992)

	$1,659,932	$1,526,887

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005

Balance at beginning of period	$22,145	$20,010	$20,992	$19,251
Provision for loan losses	490	855	1,990	2,880
Charge-offs	(278)	(534)	(858)	(1,884)
Recoveries	70	195	303	279

Balance at end of period	$22,427	$20,526	$22,427	$20,526

NOTE 5 - DEPOSITS.

Deposits are summarized as follows (in thousands):

	September 30, 2006	December 31, 2005

Noninterest-bearing demand	$168,438	$188,762
Money market	446,921	380,216
NOW and Super NOW	274,123	207,947
Savings	39,208	40,612
Certificates of deposit	704,126	690,235

	$1,632,816	$1,507,772

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, and were as follows (in thousands):

Federal Home Loan Bank Advances
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
September 30, 2006

Single maturity fixed rate advances	$142,000	Oct. 2006 to May 2010	4.51%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,055	February 2008 to July 2018	3.87%

	$182,055

December 31, 2005

Single maturity fixed rate advances	$104,200	January 2006 to May 2010	3.25%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,961	February 2008 to July 2018	3.90%

	$145,161

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by securities totaling $107,581,000 at December 31, 2005, and residential and commercial real estate loans totaling $574,382,726 and $526,066,000 under a blanket lien arrangement at September 30, 2006 and December 31, 2005. Maturities as of September 30, 2006 were as follows (in thousands):

2006	$10,000
2007	47,000
2008	70,712
2009	5,343
2010	41,000
Thereafter	8,000

$182,055

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repo borrowings”) are financing arrangements secured by U.S. federal agency securities. On August 16, 2006, the company secured two $10 million repo borrowings at a floating rate of three-month LIBOR plus a margin. These borrowings were secured by securities that had a carrying amount of approximately $21,322,000 at September 30, 2006. At maturity, the securities underlying the arrangements are returned to the company. These borrowings at September 30, 2006 were as follows (in thousands):

Principal Terms	Amount	Maturity	Interest Rate

Floating rate repo borrowing	$10,000	August 16, 2009	5.75%
Floating rate repo borrowing	10,000	August 16, 2010	5.81%

	$20,000

The company had no repo borrowings at December 31, 2005.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 — STOCK OPTIONS

Options to buy stock are granted to officers and employees under Employee Stock Option Plans (the Employees’ Plans), which provide for issue of up to 1,825,890 options. Options are also granted to directors under Directors’ Stock Option Plans (the Directors’ Plans), which provide for issuance of up to 450,741 options. The exercise price is the market price at the date of grant for all plans. The maximum option term is ten years. The vesting schedule is over a one-year period for both the Employees’ Plans and the Directors’ Plans for all grants through the third quarter of 2005. Beginning with grants in the fourth quarter of 2005, the vesting schedule was increased to three years. Upon exercise of stock options, the Company issues new shares from its authorized but unissued shares. The amount of options available for future grant at September 30, 2006 is 1,027,231. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2006, the 3-for-2 stock split distributed on June 29, 2006, and the 15% stock dividend distributed on May 27, 2005.

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,019,559	$13.75
Granted	4,487	23.28
Exercised	(123,314)	9.66
Forfeited	(3,127)	16.12

Outstanding at September 30, 2006	897,605	$14.36	6.70	$7,832

Exercisable at September 30, 2006	723,221	$12.06	5.41	$7,832

There were no options granted during the three months ended September 30, 2006. The weighted-average fair value of the 4,487 options granted during the nine months ended September 30, 2006 was $5.93 per option. The weighted-average fair value of the 55,123 and 62,368 options granted during the three and nine months ended September 30, 2005 was $5.40 and $5.29 per option, respectively.

The total intrinsic value of options exercised during the three months and nine months ended September 30, 2006 was $169,000 and $1.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $462,000 and $1.4 million, respectively.

The total fair value of options vested during the three and nine months ended September 30, 2006 was $298,000 and $330,000 respectively. The total fair value of options vested during the three and nine months ended September 30, 2005 was $8,000 for both periods.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Basic earnings per share
Net income	$6,009	$5,550	$16,986	$15,347

Weighted average common
shares outstanding	16,214,390	16,076,699	16,192,727	16,047,294

Basic earnings per share	$0.37	$0.35	$1.05	$0.96

Diluted earnings per share
Net income	$6,009	$5,550	$16,986	$15,347

Weighted average common
shares outstanding	16,214,390	16,076,699	16,192,727	16,047,294
Add: Dilutive effects of assumed
exercise of stock options	343,459	430,490	375,906	410,373

Weighted average common and
dilutive potential common
shares outstanding	16,557,849	16,507,189	16,568,633	16,457,667

Diluted earnings per share	$0.36	$0.34	$1.03	$0.93

Stock options for 229,507 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2006 because they were antidilutive. There were no antidilutive shares for the three months ended September 30, 2005. Stock options for 229,507 and 55,125 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2006 and 2005, respectively, because they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9 –CONTINGENCIES

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

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. Federal Insurance Company has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. Federal Insurance Company on July 21, 2006 notified the Company that it had filed an Arbitration Demand with the American Arbitration Association, seeking a declaration that based on its asserted coverage defenses its policy does not cover this matter. The Company and Federal Insurance Company have agreed to defer any proceedings with respect to this Arbitration Demand. The Company believes that Federal Insurance Company is obligated to provide coverage, and the Company intends to vigorously pursue its rights under the insurance policy. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity.

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

NOTE 10 – HEDGING ACTIVITIES

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2005 and the first nine months of 2006. At September 30, 2006, it is anticipated that approximately $614,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	September 30, 2006	December 31, 2005

Notional amounts	$80,000	$80,000
Weighted average pay rates	8.25%	7.25%
Weighted average receive rates	6.42%	6.42%
Weighted average maturity	2.2 years	3.0 years
Unrealized loss related to interest rate swaps	$(1,947)	$(2,146)

NOTE 11 – NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company has not completed its evaluation of the impact of SAB 108.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12 — REGULATORY MATTERS

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

At September 30, 2006 and December 31, 2005, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006
Total capital (to risk weighted assets)
Consolidated	$194,673	11.0%	$142,163	8.0%	$177,703	10.0%
Bank	187,618	10.6	141,862	8.0	177,328	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	170,460	9.6	71,081	4.0	106,622	6.0
Bank	165,452	9.3	70,931	4.0	106,397	6.0
Tier 1 capital (to average assets)
Consolidated	170,460	8.6	79,578	4.0	99,472	5.0
Bank	165,452	8.3	79,434	4.0	99,293	5.0

December 31, 2005
Total capital (to risk weighted assets)
Consolidated	$179,756	11.1%	$129,959	8.0%	$162,448	10.0%
Bank	173,481	10.7	129,733	8.0	162,167	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	157,450	9.7	64,979	4.0	97,469	6.0
Bank	153,210	9.5	64,867	4.0	97,300	6.0
Tier 1 capital (to average assets)
Consolidated	157,450	8.7	72,799	4.0	90,999	5.0
Bank	153,210	8.4	72,677	4.0	90,846	5.0

The Company and the Bank were categorized as well capitalized at September 30, 2006 and December 31, 2005. There are no conditions or events since September 30, 2006 that management believes have changed either institution’s category.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Macatawa Bank Corporation is a Michigan corporation and is the holding company for two wholly owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc. and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank Corporation is a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-four branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Investment Services is a broker/dealer that provides various services including discount brokerage and consultation regarding mutual funds and annuities. As discussed more fully in the company’s Form 8-K dated October 11, 2006, Macatawa Investment Services, Inc. will cease doing business as a registered broker-dealer. Beginning November 1, 2006, Macatawa Bank will offer brokerage services to its customers through an arrangement with Infinex Investments, Inc. (“Infinex”). Infinex is a full service investment provider, a registered broker-dealer and a member of the National Association of Securities Dealers (NASD) and the Securities Investor Protection Corporation (SIPC). As also more fully discussed in the company’s Form 8-K dated October 11, 2006, on October 11, 2006, Macatawa Bank Corporation entered into an Agreement and Plan of Merger with Benj. A. Smith & Associates, Ltd. and Benj. A. Smith, III. Smith & Associates is an investment advisory firm based in Holland, Michigan. The transaction is structured as a merger of Smith & Associates into Macatawa, which in turn will contribute the business to Macatawa Bank. Assuming all closing conditions are satisfied, the transaction is expected to close effective as of December 31, 2006. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

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

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended September 30, 2006 was $6.0 million, an increase of 8% as compared to third quarter 2005 net income of $5.6 million. Earnings per share on a diluted basis were $0.36 for the third quarter of 2006 compared to $0.34 for the same period in 2005. Net income for the nine months ended September 30, 2006 was $17.0 million, an increase of 11% over the $15.3 million for the same period in the prior year. Earnings per share on a diluted basis were $1.03 for the nine months ended September 30, 2006 compared to $0.93 for the same period in the prior year.

The increase in net income for the three months ended September 30, 2006 compared to the same period in the prior year was primarily due to an increase in net interest income and partially offset by an increase in noninterest expense. The increase in net income for the nine months ended September 30, 2006 compared to the same period in the prior year was primarily due to an increase in net interest income and noninterest income and partially offset by an increase in noninterest expense. Also contributing to the overall increases in net income for both the three and nine months ended September 30, 2006 was a decrease in the provision for loan losses.

Net Interest Income: Net interest income totaled $17.1 million for the third quarter of 2006, an increase of $978,000 compared to the third quarter of 2005. Net interest income for the first nine months of 2006 totaled $50.4 million, an increase of 8% as compared to $46.4 million for the same period in 2005. The improvement in net interest income for both the three and nine month periods was the result of strong growth in average earning assets offset by a decline in net interest margin. Average earning assets increased $168.5 million to $1.87 billion for the third quarter of 2006 compared to $1.70 billion for the third quarter of 2005. Average earning assets increased $176.4 million to $1.81 billion for the nine month period ended September 30, 2006 compared to $1.64 billion for the same period of the prior year. The increases in average earning assets for the three and nine months ended September 30, 2006 represent a 10% and 11% increase, respectively, when compared to the same periods of the prior year. The net interest margin decreased 14 basis points to 3.62% for the third quarter of 2006 and 10 basis points to 3.71% for the first nine months of 2006 when compared to the same periods in the prior year.

During both the three and nine month periods, the increase in the cost of funds exceeded the increase in the yield on earning assets and is the primary reason for the decrease in the net interest margin. The yield on earning assets increased by 88 basis points and 97 basis points, respectively, for the three and nine months ended September 30, 2006 as compared to the same periods in the prior year. The cost of funds increased 115 basis points and 119 basis points, respectively, for the three and nine months ended September 30, 2006 as compared to the same periods in the prior year. The increases in short-term rates that began in mid-2004 and continued into 2006 caused an increase in the yield on our variable rate loan portfolio and are the primary reasons for the increase in the yield on earning assets. An increase in the rates paid on our deposit accounts, the rollover of time deposits at higher rates and a shift to higher costing sources of funds are the primary reasons for the increase in the cost of funds. The rates paid on time deposits and other rate sensitive products have reached attractive levels causing deposit customers to shift funds from transaction accounts, primarily non-interest demand and money market accounts, into these higher rate accounts.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. We do, however, expect the continued shift in our funding sources to higher costing funds, and the current indifference between short-term and long-term rates to place continued downward pressure on our net interest margin.

The following table shows an analysis of net interest margin for the three-month periods ending September 30, 2006 and 2005.

	For the three months ended September 30,

	2006			2005

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$130,103	$1,378	4.23%	$113,125	$1,136	4.02%
Tax-exempt securities (1)	50,833	536	6.49%	50,176	530	6.52%
Loans	1,665,239	32,581	7.68%	1,498,344	25,665	6.72%
Federal Home Loan Bank stock	13,045	99	2.98%	13,910	166	4.67%
Federal funds sold	13,971	185	5.19%	29,105	255	3.43%

Total interest earning assets (1)	1,873,191	34,779	7.35%	1,704,660	27,752	6.47%

Noninterest earning assets:
Cash and due from banks	37,700			32,709
Other	99,949			96,202

Total assets	$2,010,840			$1,833,571

Liabilities
NOWs and MMDAs	$681,927	6,008	3.50%	$599,805	3,091	2.05%
Savings	41,385	61	0.58%	41,763	51	0.48%
IRAs	37,380	409	4.34%	30,953	285	3.65%
Time deposits	670,587	7,862	4.65%	592,887	5,457	3.65%
Other borrowed funds	192,443	2,337	4.75%	175,581	1,742	3.88%
Long-term debt	41,238	879	8.34%	41,238	677	6.43%
Federal funds borrowed	11,408	140	4.80%	37,792	344	3.56%

Total interest bearing liabilities	1,676,368	17,696	4.18%	1,520,019	11,647	3.03%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	174,287			168,387
Other noninterest bearing liabilities .	7,038			6,609
Shareholders' equity	153,147			138,556

Total liabilities and shareholders' equity	$2,010,840			$1,833,571

Net interest income		$17,083			$16,105

Net interest spread (1)			3.17%			3.44%
Net interest margin (1)			3.62%			3.76%
Ratio of average interest earning assets to
average interest bearing liabilities	111.74%			112.15%

(1) Yield adjusted to fully tax equivalent.

The following table shows an analysis of net interest margin for the nine-month periods ending September 30, 2006 and 2005.

	For the nine months ended September 30,

	2006			2005

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$122,116	$3,789	4.13%	$107,985	$3,268	4.04%
Tax-exempt securities (1)	50,904	1,608	6.48%	48,838	1,552	6.54%
Loans	1,619,458	91,849	7.50%	1,454,678	70,789	6.43%
Federal Home Loan Bank stock	13,619	462	4.47%	13,093	433	4.36%
Federal funds sold	5,360	208	5.11%	10,478	266	3.35%

Total interest earning assets (1)	1,811,457	97,916	7.21%	1,635,072	76,308	6.24%

Noninterest earning assets:
Cash and due from banks	36,629			34,414
Other	98,056			93,088

Total assets	$1,946,142			$1,762,574

Liabilities
NOWs and MMDAs	$638,227	14,987	3.14%	$622,064	8,480	1.82%
Savings	41,411	179	0.58%	40,796	132	0.43%
IRAs	35,774	1,119	4.18%	29,991	785	3.50%
Time deposits	677,545	22,369	4.41%	520,667	12,823	3.30%
Other borrowed funds	170,294	5,761	4.46%	175,340	4,997	3.76%
Long-term debt	41,238	2,474	7.91%	41,238	1,869	5.98%
Federal funds borrowed	17,929	655	4.82%	32,610	786	3.18%

Total interest bearing liabilities	1,622,418	47,544	3.91%	1,462,706	29,872	2.72%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	167,278			158,359
Other noninterest bearing liabilities .	7,406			6,614
Shareholders' equity	149,040			134,895

Total liabilities and shareholders' equity	$1,946,142			$1,762,574

Net interest income		$50,372			$46,436

Net interest spread (1)			3.30%			3.52%
Net interest margin (1)			3.71%			3.81%
Ratio of average interest earning assets to
average interest bearing liabilities	111.65%			111.78%

(1) Yield adjusted to fully tax equivalent.

Provision for Loan Losses: The provision for loan losses for the three and nine month periods ended September 30, 2006 was $490,000 and $2.0 million compared to $855,000 and $2.9 million for the same periods in the prior year. The provision for loan losses was down partially due to lower levels of net charge-offs in the current three and nine month periods ended when compared to the same periods in the prior year. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2006 was $3.5 million and $10.3 million, respectively, from $3.6 million and $10.0 million for the same periods in the prior year. Included in other income for the three and nine months ended September 30, 2005 was a $148,000 gain on the sale of a commercial property. In addition, the nine month period ended September 30, 2005 included a $200,000 gain on the sale of a commercial property held as other real estate. An increase in revenue from service charges on deposits accounted for the majority of the increase for the nine month period. Continued growth in the number of demand deposit accounts and an overdraft privilege service implemented for deposit customers during the second quarter of 2005 were the primary reasons for the $505,000 increase for the nine month period end September 30, 2006. Gains on loans sold decreased $332,000 and $504,000, respectively, during the three and nine month periods due to a decline in mortgage loan origination volume as mortgage interest rate levels have increased. These declines were offset by increases in trust fees and other income, including brokerage fees and other financial service fees, during the three and nine month periods as a result of continued expansion of our customer base.

Noninterest Expense: Noninterest expense for the three and nine month periods ended September 30, 2006 increased to $11.3 million and $33.7 million, respectively, from $10.7 million and $30.6 for the same periods in the prior year. Salaries and benefits increased by $438,000 and $1.9 million, respectively, compared to the same periods in the prior year. Effective January 1, 2006, we adopted FAS 123, Revised, and accordingly, we recorded stock option compensation expense of $174,000 and $548,000 for the three and nine months ended September 30, 2006. The remaining increase related to additional staffing for new branch locations and in each line of business and in support departments consistent with growth of the Bank. These increased costs reflect our attention to properly managing and supporting our growth and our interest in creating a platform for strong future growth. Occupancy and furniture and equipment expense has increased along with our branch expansion, which included one new location and a relocation of one of our branch sites since the second quarter of last year. In general, other expense categories have remained relatively flat or increased consistent with growth of the Bank. Although we expect noninterest expense levels to generally rise with our growth, we expect efficiency to improve by better utilizing our capacity as we grow. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

FINANCIAL CONDITION

Summary: Total assets were $2.04 billion at September 30, 2006, an increase of $171.0 million from $1.87 billion at December 31, 2005. The growth in assets was primarily from an increase of $134.5 million in total portfolio loans and $36.2 million in securities available for sale. Cash and cash equivalents decreased $6.7 million slightly offsetting the increases in portfolio loans and securities available for sale. Cash levels were higher than normal at December 31, 2005 due to a large inflow of customer deposits that occurred at year-end. The growth in assets was funded by an increase of $125.0 million in deposits and $31.1 million in borrowed funds.

Securities Available for Sale: Securities available for sale were $192.9 million at September 30, 2006 compared to $156.7 million at December 31, 2005. The increase was from purchases of U.S. Government Agency bonds with maturities of five years or less. The purchases did not include any mortgage-backed securities. The investment portfolio, as a percentage of assets, had declined through the second quarter of 2006. We determined it would be appropriate to raise this percentage, primarily for liquidity management purposes. The recent changes in the rate environment provided good buying opportunities and allowed us to increase the portfolio, as a percentage of total assets, to a more desirable level.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.68 billion at September 30, 2006 compared to $1.55 billion at December 31, 2005. Commercial loans continue to lead our loan portfolio growth. Of the $134.5 million in growth during the first nine months of 2006, $111.1 million or 83% was from our commercial loan portfolios. Commercial and commercial real estate loans accounted for approximately 75% of the total loan portfolio at September 30, 2006 and approximately 74% at December 31, 2005. A further breakdown of the composition of the commercial real estate loans is shown in the table below (in thousands):

	September 30, 2006	December 31, 2005

Construction/Land Development	$375,758	$305,066
Farmland and Agriculture	34,253	35,309
Nonfarm, Nonresidential	423,940	423,388
Multi-family	31,797	30,156

Total Commercial Real Estate Loans	$865,748	$793,919

Approximately two-thirds of the balance in the construction and land development category and the entire balance in the multi-family category are comprised of non-owner occupied loans as of both September 30, 2006 and December 31, 2005.

Residential mortgage loans comprised 14% of the portfolio, while consumer loans were 11% of total loans at September 30, 2006.

The loan growth we have experienced continues to reflect the acceptance of our community banking philosophy in the communities we serve. Loans grew by $42.3 million, $62.9 million, and $29.3 million, respectively, in the first, second and third quarters of 2006. The slower loan growth in the recent quarter reflects continued softness in the West Michigan economy and our interest in maintaining the quality of our loan portfolio. We are, however, optimistic of our future prospects and expect our growth rates to continue.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. Nonperforming loans to total loans increased to 0.34% at September 30, 2006 from 0.27% at December 31, 2005 and nonperforming assets to total assets increased to 0.42% at September 30, 2006 from 0.26% at December 31, 2005. The balance in nonperforming loans at September 30, 2006 is comprised of a number of smaller commercial relationships for which we are considered to be well collateralized or adequately reserved. The balance in foreclosed assets at September 30, 2006 is comprised of a number of smaller commercial and residential properties for which carrying values are considered to be fully collectible.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	September 30, 2006	December 31, 2005

Nonaccrual loans	$5,248	$3,977
Loans 90 days past due and still accruing	520	227

Total nonperforming loans	5,768	4,204

Foreclosed assets	2,675	527
Repossessed Assets	83	165

Total nonperforming assets	$8,526	$4,896

Nonperforming loans to total loans	0.34%	0.27%
Nonperforming assets to total assets	0.42%	0.26%

Allowance for loan losses: The allowance for loan losses as of September 30, 2006 was $22.4 million, or 1.33% of total portfolio loans, compared to $21.0 million, or 1.36% of total portfolio loans at December 31, 2005. The provision for loan losses declined $890,000 to $2.0 million for the nine months ended 2006 compared to $2.9 million for the same period of the prior year primarily due to a decline in net charge-offs. Net charge-offs for the nine months ended September 30, 2006 totaled $554,000 as compared to $1.6 million for the same period in 2005. The ratio of net charge-offs to average loans was 0.05% on an annualized basis for the first nine months of 2006 compared to 0.15% for the first nine months of 2005.

Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, including the allocation of specific portions of the allowance to loans designated as impaired and general allocations of the allowance, based on historical trends and other factors, to pools of loans with similar risk characteristics.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $212,000 at September 30, 2006 and $333,000 at December 31, 2005.

The allowance allocated to commercial loans that are not considered to be impaired is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. Our loan portfolio has grown rapidly since our inception. As a result, a significant portion of our loan portfolio remains relatively unseasoned and our actual historical loan loss experience is limited. Accordingly, the determination of our loss factors includes consideration of the banking industry’s historical loan loss experience by loan type and the historical loan loss experience within our geographic markets, as well as our own loan loss experience and trends. These factors are regularly monitored and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $20.5 million at September 30, 2006 compared to $18.6 million at December 31, 2005 and increased primarily in response to the continuing growth in the commercial loan portfolio.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $1.7 million at September 30, 2006 compared to $2.1 million at December 31, 2005. The decline was due to improvement in past due consumer loan balances.

Deposits and Other Borrowings: Total deposits increased $125.0 million to $1.63 billion at September 30, 2006 compared to $1.51 billion at December 31, 2005. The growth for the first nine months of 2006 has been primarily in certain interest bearing checking and money market accounts and certificates of deposit, as market rates on these deposit types have begun to increase from historic lows and become more attractive to our customers. We opened approximately 8,607 new checking accounts during the first nine months of 2006. It is expected that as these new accounts develop into more full relationships, they will further contribute to deposit growth. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The increase in borrowed funds of $31.1 million was related to an increase of $56.9 million in Federal Home Loan Bank advances and securities sold under agreements to repurchase (“repo borrowings”), offset by a reduction in federal funds purchased, to support the asset growth we experienced during the first nine months of 2006. During the third quarter of 2006, the bank introduced repo borrowings to diversify its alternative sources of funds. The terms and structure of these instruments are similar to Federal Home Loan Bank advances and will allow us more pricing options for funding.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $13.4 million during the first nine months to $155.1 million at September 30, 2006, primarily due to the retention of earnings.

Net income generated during the first nine months of 2006 of $17.0 million was partially offset by cash dividends of $5.7 million, or $.35 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On May 30, 2006, a 5% stock dividend was paid to shareholders of record as of May 12, 2006, representing our sixth consecutive annual stock dividend. In addition, a 3-for-2 stock split was paid June 29, 2006 to shareholders of record as of June 9, 2006. All per share and average share information in this report has been adjusted to reflect the effect of the dividend and the split.

At September 30, 2006 and December 31, 2005, our total capital to risk-weighted assets was 11.0% and 11.1%, respectively. Our Tier 1 Capital as a percent of average assets was 8.6% and 8.7% at September 30, 2006 and December 31, 2005, respectively. Both ratios continue to be maintained at levels in excess of the regulatory minimums for well capitalized institutions. The ratios remained relatively stable since the beginning of the year because our strong earnings have kept pace with the growth in our assets.

Liquidity: The liquidity of a financial institution reflects its ability to measure and monitor a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Home Loan Bank, structured repo borrowings and federal funds purchased lines with our correspondent banks, loan payments by our borrowers, maturities and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2006 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$190,280	(10.45)%	$71,452	2.20%
Interest rates up 100 basis points	201,436	(5.20)	70,782	1.24
No change in interest rates	212,480	---	69,916	---
Interest rates down 100 basis points	219,415	3.26	68,888	(1.47)
Interest rates down 200 basis points	223,338	5.11	67,772	(3.07)

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

In May 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company in the United States District Court for the District of Western Michigan. As amended, this suit alleges that Grand Bank breached escrow agreements and fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals and in interests in limited partnerships which made loans to Trade Partners secured by viaticals, and with respect to loans made by purported class members directly to Trade Partners. The class has not been certified. A hearing on plaintiffs’ motion for certification was held in October 2006, but no ruling has yet been issued. The Company has answered this complaint denying the material allegations and raising certain affirmative defenses.

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of October 15, 2006, the receiver reported that he has received since the inception of the receivership cash payments for death benefit claims aggregating approximately $31 million. He reported at the same time that all premium payments were current. He also reported at that time that he had paid premiums on the portfolio approximating $14.1 million since the inception of the receivership. As of October 15, 2006 the receiver reported cash on hand of approximately $44.1 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments, though the receiver’s ability to so use such benefits may be limited or eliminated by the terms of the sale of the portfolio to Universal Settlements International, Inc., described below.

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value, or approximately $43 million. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of October 15, 2006 payments aggregating approximately $31.2 million had been received on policies transferred pursuant to the sale agreement, plus another $903,772.68 on policies that matured after the sale but before transfer.

The receiver on July 21, 2006 filed a proposed amended plan of distribution and related disclosure statement, contemplating a complete liquidation of the assets of Trade Partners. Hearings have been held on the proposed plan, but no ruling has yet been issued approving or disapproving it. The receiver reported as of October 15, 2006 that claims against the receivership estate totaling $167,403,474.79 have been approved, and reported total active claims of $169,686,482.15. The receiver further reported that as of October 15, 2006 “emergency distributions” totaling $344,844.25 had been made as advances to certain investors.

The proposed disclosure statement that accompanied the July 21, 2006 proposed amended plan of distribution stated that the receiver estimates that he will have approximately $42.5 million available for distribution when he proposes to commence distributions in late 2006. The receiver proposes to complete distributions in 2007. The disclosure statement estimated that approved claims would total approximately $162,052,663.83. The disclosure statement indicated that Trade Partners investors should therefore expect to receive initial distributions totaling about 26.39% of their approved claims, and estimates that another 8% of such approved claims will ultimately be distributed.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously. To the extent any pending or future claims allege errors or omissions on the part of Grand Bank or Macatawa Bank, Management believes that some or all liability, if any is proven or established, will be covered by errors and omissions insurance maintained by Grand Bank and Macatawa Bank. The Company has reported the Trade Partners matter to its two insurance carriers. Federal Insurance Company has assumed the Company’s defense and has advanced a portion of its defense costs pursuant to a reservation of rights letter asserting certain coverage defenses, and an Interim Funding Agreement. Federal Insurance Company notified the Company on July 21, 2006 that it has filed an Arbitration Demand with the American Arbitration Association, seeking a declaration that based upon its asserted coverage defenses its policy does not cover this matter. The Company and Federal Insurance Company have agreed to defer any proceedings with respect to this Arbitration Demand. The Company believes that Federal Insurance Company is obligated to provide coverage, and the Company intends to vigorously pursue its rights under the insurance policy. The other carrier has taken the position that the duty of defense rests solely with the first carrier, and reserves its rights with respect to indemnity pursuant to a reservation letter asserting certain coverage defenses.

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

Item 2.      Changes in Securities and Use of Proceeds. None.

Item 3.      Defaults Upon Senior Securities. None.

Item 4.      Submission of Matters to a Vote of Securities Holders. None.

Item 5.      Other Information. None.

Item 6.      Exhibits.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION /s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chairman and Chief Executive Officer

/s/ Jon W. Swets —————————————— Jon W. Swets Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: November 2, 2006

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.