Form 10-K
period 2006-12-31
MACATAWA BANK CORP
filed 2007-03-16
CIK 1053584

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]  No [ X]

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
Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [_]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]  No [X]

As of June 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $351,410,237 based on the closing sale price of $23.39 as reported on the National Association of Securities Dealers Automated Quotation System. As of March 14, 2007, there were 16,404,788 outstanding shares of the Company’s common stock (no par value). Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2007 are incorporated by reference into Part II and Part III of the Report.

PART I

ITEM 1:      Business

        As used in this Annual Report, the terms “we,” “us,” “our” and “Macatawa” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.

General

        Macatawa Bank Corporation is a Michigan corporation and is a financial holding company and the bank holding company for its wholly owned banking subsidiary, Macatawa Bank, as well as Macatawa Investment Services, Inc., Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective November 1, 2006, Macatawa Investment Services, Inc. ceased doing business as a registered broker-dealer. On November 1, 2006 Macatawa Bank began offering brokerage services to its customers through an arrangement with Infinex Investments, In. (“Infinex”). Infinex is a full services investment provider, a registered broker-dealer and a member of the National Association of Securities Dealers (NASD) and the Securities Investor Protection Corporation (SIPC). As more fully discussed in our Form 8-K dated October 11, 2006, Macatawa Bank Corporation entered into an Agreement and Plan of Merger with the Smith & Associates investment advisory firm based in Holland, Michigan. The Smith & Associates acquisition became effective on January 1, 2007 and that business is now part of Macatawa Bank. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), and its results are included in the consolidated statements of income since this effective date. To achieve further synergies from the Grand Bank acquisition, we merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. At the same time, Grand Bank Mortgage Company was merged into Macatawa Bank Mortgage Company.

        Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-four branch offices and a lending and operational service facility offering commercial and personal banking services, including checking and savings accounts (including certificates of deposit), cash management, safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans in Kent County, Ottawa County, and northern Allegan County, Michigan. Other service delivery channels we offer include ATMs, internet banking, telephone banking and debit cards. Macatawa Bank provides various brokerage services including discount brokerage through Infinex, personal financial planning and consultation regarding mutual funds. Macatawa Statutory Trust I is a grantor trust that issued a pooled trust preferred security in July, 2003. Macatawa Statutory Trust II is a grantor trust that issued a pooled trust preferred security in March, 2004. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis. As of December 31, 2006, we had total assets of $2.07 billion, total deposits of $1.67 billion, approximately 96,000 deposit accounts and shareholders’ equity of $156.8 million.

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

Products and Services

        Deposit Services. We offer a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and savings and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. We solicit these accounts from individuals, businesses, associations, churches, nonprofit organizations, financial institutions and government authorities. We may also use alternative funding sources as needed, including short-term borrowings, advances from Federal Home Loan Banks, securities sold under agreements to repurchase (“repo borrowings”) and certificates of deposit purchased from brokers and the packaging of loans for securitization and sale.

        Deposits are gathered primarily from the communities we serve through our network of 24 branches. We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit having many options in their terms.

        We set our deposit pricing to be competitive with other banks in our market area. This has enabled us to increase deposits from new, as well as existing customers, while maintaining a healthy net interest margin. We periodically purchase brokered deposits to supplement funding needs. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 16% of total deposits at December 31, 2006 and approximately 19% at December 31, 2005. We operate in a very competitive environment, competing with other local banks similar in size and significantly larger regional banks. We monitor rates at other financial institutions in the area to ascertain that our rates are competitive with the market. We also attempt to offer a wide variety of products to meet the needs of our customers.

        Deposit Portfolio Composition. The following table sets forth the average deposit balances and the weighted average rates paid thereon.

(Dollars in thousands)	Average for the Year

	2006		2005		2004

	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Noninterest bearing demand	$167,144	--	$164,184	--	$139,510	--
Interest bearing demand	655,549	3.3%	608,718	2.0%	587,834	1.2%
Savings	40,827	0.6%	40,674	0.5%	38,266	0.2%
Time	710,924	4.5%	576,843	3.5%	435,005	2.8%

Total deposits	$1,574,444	3.4%	$1,390,419	2.3%	$1,200,615	1.6%

        The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2006:

(Dollars in thousands)	Amount

Three months or less	$161,733
Over 3 months through 6 months	61,176
Over 6 months through 1 year	88,776
Over 1 year	192,589

Total	$504,274

      Lending Activities.

        Loan Portfolio Composition. The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

(Dollars in thousands)	Year Ended December 31

	2006		2005		2004		2003		2002

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$875,717	51%	$793,919	51%	$676,637	48%	$536,884	46%	$417,757	44%
Residential real estate	224,836	13%	223,390	15%	218,999	16%	172,647	15%	133,843	14%
Other commercial	416,135	25%	359,036	23%	338,398	24%	312,131	27%	279,923	29%
Consumer	194,762	11%	171,534	11%	162,353	12%	135,445	12%	129,515	13%

Total loans	$1,711,450	100%	$1,547,879	100%	$1,396,387	100%	$1,157,107	100%	$961,038	100%

Less:

Allowance for loan losses	(23,259)		(20,992)		(19,251)		(16,093)		(13,472)

Total loans receivable, net	$1,688,191		$1,526,887		$1,377,136		$1,141,014		$947,566

        Nonperforming Assets. The following table shows the composition and amount of our nonperforming assets.

	December 31

(Dollars in thousands)	2006	2005	2004	2003	2002

Nonaccrual loans	$5,811	$3,977	$3,249	$1,717	$2,539
Loans 90 days or more delinquent and still accruing	16,479	227	772	2,308	259
Restructured loans	--	--	--	--	--

Total nonperforming loans	$22,290	$4,204	$4,021	$4,025	$2,798

Foreclosed assets	3,212	527	1,850	464	388
Repossessed assets	81	165	--	4	58

Total nonperforming assets	$25,583	$4,896	$5,871	$4,493	$3,244

Nonperforming loans to total loans	1.30%	.27%	.29%	.35%	.29%
Nonperforming assets to total assets	1.23%	.26%	.35%	.32%	.28%

        Loan Loss Experience. The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

	December 31

(Dollars in thousands)	2006	2005	2004	2003	2002

Loans:
Average daily balance of loans for the year	$1,636,710	$1,473,558	$1,295,887	$1,046,723	$831,709
Amount of loans outstanding at end of period	1,711,450	1,547,879	1,396,387	1,157,107	961,038

Allowance for loan losses:
Balance at beginning of year	$20,992	$19,251	$16,093	$13,472	$7,699
Balances from GBFC acquisition	--	--	--	--	3,464
Addition to allowance charged to operations	7,715	3,675	7,890	4,105	3,321
Loans charged-off:
Commercial	(5,601)	(1,842)	(4,833)	(1,308)	(1,143)
Residential Real Estate	(43)	(24)	(21)	(50)	--
Consumer	(410)	(371)	(91)	(187)	(128)
Recoveries:
Commercial	399	261	180	26	249
Residential Real Estate	10	17	11	17	--
Consumer	197	25	22	18	10

Balance at end of year	$23,259	$20,992	$19,251	$16,093	$13,472

Ratios:
Net charge-offs to average loans outstanding	0.33%	.13%	.37%	.14%	.12%
Allowance for loan losses to loans	1.36%	1.36%	1.38%	1.39%	1.40%
outstanding at year end

        Allocation of the Allowance for Loan Losses. The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.

(Dollars in thousands)	Year Ended December 31

	2006		2005		2004		2003		2002

	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and
commercial real
estate	$21,417	75.5%	$18,883	74.5%	$17,324	72.7%	$14,371	73.4%	$11,207	72.6%
Real estate mortgages	502	13.1%	463	14.4%	476	15.7%	360	14.9%	326	13.9%
Consumer	1,340	11.4%	1,646	11.1%	1,243	11.6%	1,074	11.7%	950	13.5%
Unallocated	--	--	--	--	208	--	288	--	989	--

Total	$23,259	100%	$20,992	100%	$19,251	100%	$16,093	100.0%	$13,472	100.0%

        Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the amount of total loans outstanding as of December 31, 2006 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(dollars in thousands)	Maturing

	Within One Year	After One, But Within Five Years	After Five Years	Total

Commercial real estate	$335,543	$492,269	$47,905	$875,717
Residential real estate	57,551	40,233	127,052	224,836
Other commercial	240,629	173,888	1,618	416,135
Consumer	13,368	81,890	99,504	194,762

Totals	$647,091	$788,280	$276,079	$1,711,450

Allowance for loan losses				(23,259)

Total loans receivable, net				$1,688,191

        Interest Sensitivity. Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates at December 31, 2006.

(dollars in thousands)	Fixed Rate (a)	Variable Rate (a)	Total

Due within 3 months	$49,874	$779,876	$829,750
Due after 3 months, but within 1 year	95,359	35,378	130,737
Due after one but within 5 years	533,001	115,532	648,533
Due after 5 years	94,714	1,905	96,619

Total	$772,948	$932,691	$1,705,639

Allowance for loan losses			(23,259)

Total loans receivable, net			$1,682,380

        (a)  Does not include loans on non-accrual.

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

        We also offer fixed rate mortgage loans to owner occupants with maturities up to 30 years, which conform to secondary market standards. Interest rates charged on these fixed rate loans are priced on a daily basis according to market conditions. These loans generally do not include prepayment penalties. We currently sell long-term, conforming fixed-rate loans which we originated with terms of 15 years or greater, in the secondary market.

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

(Dollars in thousands)	Year Ended December 31

	2006	2005	2004

U.S. Treasury and U.S. Government Agencies	$146,910	$108,561	$91,399
State and municipal bonds	53,366	51,049	48,402
Other equity securities	981	993	---

Total	$201,257	$160,603	$139,801

        Excluding our investment portfolio holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer which exceeded 10% of shareholders’ equity.

        Schedule of Maturities of Investment Securities and Weighted Average Yields. The following is a schedule of investment security maturities and their weighted average yield by category at December 31, 2006.

(dollars in thousands)	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Investments with No Contractual Maturity

	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield

U.S. Treasury and U.S.
Government Agencies	$7,944	3.89%	$138,805	4.42%	$29	8.08%	$132	5.35%	--	--
Tax-exempt state and
municipal bonds (1)	715	4.10%	3,418	6.52%	20,719	6.24%	28,514	6.02%	--	--

Other equity securities	--	--	--	--	--	--	--	--	981	4.28%

Total (1)	$8,659	3.91%	$142,223	4.47%	$20,748	6.24%	$28,646	6.02%	981	4.28%

(1)     Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

        Trust Services. We began offering trust services in January 1999, to further provide for the financial needs of our customers. With the acquisition of Grand Bank in April 2002 our trust assets increased by over $500 million and as of December 31, 2006, the Trust Department had assets of approximately $1.04 billion. Our types of service include both personal trust and retirement plan services.

        Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services. As of December 31, 2006, our personal trust assets totaled approximately $896.0 million.

        Our retirement plan services provide all types of qualified retirement plans including profit sharing, 401(k)s and pension plans. As of December 31, 2006, our retirement plan assets totaled approximately $143.3 million.

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

Employees

        As of December 31, 2006, we had 357 full-time and 115 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to provide outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

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

        Deposit Insurance. As an FDIC-insured institution, we are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        The Federal Deposit Insurance Act (“FDIA”) required the FDIC to establish assessment rates at levels which would maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. On February 8, 2006 The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) was signed into law. The Reform Act provides for the establishment of a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR). The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. On November 2, 2006, the FDIC adopted new premium rates for 2007, stating they were needed to offset continued strong growth in insured deposits that is lowering the Deposit Insurance Fund ratio. Banks that have been paying zero in deposit insurance premiums for the past ten years will now be required to pay premiums of 5 to 7 basis points in 2007. Under the new rate schedule, most well-capitalized banks will pay 5 to 7 basis points annually. That rate increases to 43 basis points for banks that pose significant supervisory concerns.

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
equity to total assets
of 2% or less

        As of December 31, 2006, each of Macatawa Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

        Our construction loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cash of construction is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project.

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

        We are and will continue to be dependent upon the services of our management team, including our President and Chief Executive Officer of Macatawa Bank, our Executive Vice President of Macatawa Bank, and our other senior managers and commercial lenders. Losing one or more key members of the management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

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

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

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

Our articles of incorporation and by-laws and Michigan laws contain certain provisions that could make a takeover more difficult.

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

The market price for our common stock has fluctuated, ranging between $20.39 and $25.07 for 2006. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors' or analysts' perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;
•	Regulatory developments;
•	Market conditions; and
•	General economic conditions.

Additionally, the average daily trading volume for our common stock as reported on the Nasdaq National Market was 35,148 shares during 2006, with daily volume ranging from a low of 5,824 shares to a high of 363,952 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

ITEM 1B:      Unresolved Staff Comments.

      None.

ITEM 2:      Properties.

        We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan. Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424. Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations.

        Our facilities as of February 23, 2007, were as follows:

Location of Facility	Use

10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing
Offices
815 E. Main Street, Zeeland	Branch Office
125 Ottawa Avenue N.W., Grand Rapids*	Trust and Mortgage Offices
126 Ottawa Avenue N.W., Grand Rapids*	Branch Office
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 - 136th Street, Hamilton*	Branch Office
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 - 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office and Loan Center
15135 Whittaker Way, Grand Haven	Branch Office and Loan Center
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 - 68th Street S.E., Grand Rapids	Branch Office
2820 - 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office

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

In May 2003, a purported class action complaint was filed by Forrest W. Jenkins and Russell S. Vail against the Company in the United States District Court for the District of Western Michigan. As amended, this suit alleges that Grand Bank breached escrow agreements and fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals and in interests in limited partnerships which made loans to Trade Partners secured by viaticals, and with respect to loans made by purported class members directly to Trade Partners. Plaintiffs’ motion for class certification was denied in November 2006. The Company has answered this complaint denying the material allegations and raising certain affirmative defenses.

Following denial of class certification in the Jenkins case, nine new cases were filed in several different jurisdictions. These complaints are identical in all material respects other than the identity of the plaintiffs, and are substantially identical to the complaint in the Jenkins litigation. None of these complaints contain class action allegations, but the total number of named plaintiffs in all the nine cases is about 1,200. The cases are: Ronald Ash, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the District Court for Oklahoma County, Oklahoma, subsequently removed by the Company to the United States District Court for the Western District of Oklahoma; Steven M. Adamson, et. al. v. Macatawa Bank Corporation, et. al.—filed November 15, 2006 in the United States District Court for the Western District of Oklahoma; James Lee Myers et. al. v. Macatawa Bank Corporation, et. al.—filed November 14, 2006 in the Superior Court for Los Angeles County, California, subsequently removed by the Company to the United States District Court for the Central District of California; Frank V. Bailey et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the United States District Court for the Northern District of Texas; Eddie Elkins, et. al. v. Macatawa Bank Corporation—filed January 29, 2007 in the United States District Court for the Western District of Oklahoma; William A. Giese, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the Circuit Court for Kent County, Michigan; Gerald Abraham, et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the Circuit Court for Kent County, Michigan; Jorge Acevedo, et. al. v. Macatawa Bank Corporation, et. al.—filed Decemver 17, 2006 in the Circuit Court for Kent County, Michigan; and Jose Javier Acasuso, et. al. v. Macatawa Bank Corporation, et. al.—filed January 17, 2007 in the Circuit Court for Kent County, Michigan.

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of January 15, 2007, the receiver reported that he has received since the inception of the receivership cash payments for death benefit claims aggregating approximately $29.3 million. He reported at the same time that all premium payments were current. He also reported at that time that he had paid premiums on the portfolio approximating $14.0 million since the inception of the receivership. As of January 15, 2007 the receiver reported cash on hand of approximately $51.9 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments, though the receiver’s ability to so use such benefits may be limited or eliminated by the terms of the sale of the portfolio to Universal Settlements International, Inc., described below.

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value, or approximately $43 million. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of January 15, 2007 payments aggregating approximately $35.4 million had been received on policies transferred pursuant to the sale agreement.

The receiver on July 21, 2006 filed a proposed amended plan of distribution and related disclosure statement, contemplating a complete liquidation of the assets of Trade Partners. The plan was approved by the Court on January 7, 2007. The receiver reported as of January 15, 2007 that claims against the receivership estate totaling $169,244,173.13, and that all claims have now been processed.

The receiver reports that he commenced distributions on January 19, 2007. The initial distributions are approximately 26.987% of each allowed and approved claim. There may be additional distributions, but the Company does not know when they might be made or in what amount.

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

ITEM 4:      Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2006 to a vote of our shareholders.

ADDITIONAL ITEM:       Executive Officers of the Registrant.

        The list below identifies those persons designated as executive officers of Macatawa Bank Corporation and Macatawa Bank.

Name	Age	Year Elected an Executive Officer	Positions Held

Benj. A. Smith, III	63	1997	Chairman of the Board
			and Chief Executive Officer of
			Macatawa Bank Corporation.

Philip J. Koning	52	1997	President and Chief Executive Officer
			of Macatawa Bank
			and Treasurer and Secretary
			of Macatawa Bank Corporation.

Ronald L. Haan	53	2005	Executive Vice President of Macatawa Bank

Jon W. Swets	41	2002	Senior Vice President and Chief Financial
			Officer of Macatawa Bank Corporation and
			Macatawa Bank.

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is quoted on the Nasdaq Global Select Market. High and low sales prices (as reported on the Nasdaq Global Select Market) for each quarter are included in the following table. The information in the following table has been retroactively adjusted to reflect the effect of all stock dividends paid.

	2006			2005

Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First Quarter	$25.07	$22.31	$0.11	$20.80	$16.81	$0.08

Second Quarter	$24.19	$20.66	$0.12	$22.86	$16.83	$0.10

Third Quarter	$24.04	$20.99	$0.12	$25.40	$20.63	$0.10

Fourth Quarter	$23.78	$20.39	$0.13	$24.92	$20.13	$0.11

        On February 22, 2007, there were approximately 738 owners of record and, in addition, approximately 7,888 beneficial owners of our common stock.

        The Company declared its first cash dividend, amounting to $.03 per share, during the fourth quarter of 2000. Quarterly cash dividends totaling $.14 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001. Quarterly cash dividends totaling $.17 were paid during 2002, and a 4% stock dividend was declared during the second quarter of 2002. Quarterly cash dividends totaling $.22 were paid during 2003, and a 5% stock dividend was declared during the second quarter of 2003. Quarterly cash dividends totaling $.27 were paid during 2004, and a 5% stock dividend was declared during the second quarter of 2004. Quarterly cash dividends totaling $.39 were paid during 2005, and a 15% stock dividend was declared during the second quarter of 2005. Quarterly cash dividends totaling $.48 were paid during 2006, and a 5% stock dividend was declared in the second quarter of 2006. In addition, a 3-for-2 stock split was paid during the second quarter of 2006. All of these cash dividend amounts have been retroactively adjusted to reflect the effect of the stock dividends.

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

        The information set forth under the caption “Shareholder Return Performance Graph” in our Annual Report to Shareholders for the year ended December 31, 2006, is incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 6:      Selected Financial Data.

        The information set forth under the caption “Selected Consolidated Financial Data” in our Annual Report to Shareholders for the year ended December 31, 2006, is incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7:      Management's Discussion and Analysis of Results of Operations and Financial Condition.

        The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our Annual Report to Shareholders for the year ended December 31, 2006, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7A:      Quantitative and Qualitative Disclosures About Market Risk.

        The information set forth under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Sensitivity to Market Risk” in our Annual Report to Shareholders for the year ended December 31, 2006, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 8:      Financial Statements and Supplementary Data.

        The information set forth under the captions “Quarterly Financial Data,” “Report of Independent Registered Public Accounting Firm on Financial Statements,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” in our Annual Report to Shareholders for the year ended December 31, 2006, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

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

        Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

        Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Crowe Chizek and Company LLC, an independent registered certified public accounting firm, as stated in their report included in Exhibit 13 to this Annual Report on Form 10-K which is incorporated herein by reference.

(c)	Changes in Internal Controls.

        There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:      Other Information.

      None.

PART III

ITEM 10:      Directors, Executive Officers and Corporate Governance.

        The information set forth on pages 3-4, under the caption “Information About Directors”, on page 7 under the caption “Audit Committee Report”, on page 6 under the caption “Corporate Governance-Director Nominations”, and on page 18 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement dated March 6, 2007, relating to our 2007 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

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

ITEM 11:      Executive Compensation.

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Summary Compensation Table” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement dated March 6, 2007, relating to our 2007 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12:      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained on Page 2 under the caption “Voting Securities and Principal Holders Thereof” and on page 16 under the caption “Security Ownership of Management” in our definitive Proxy Statement dated March 6, 2007, relating to our 2007 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

        Equity Compensation Plan Information. The Company maintains certain equity compensation plans under which common stock is authorized for issuance to employees, consultants and directors in exchange for services, including the 1998 Stock Compensation Plan, the 1998 Directors’ Stock Option Plan, the 2006 Stock Compensation Plan, the 2006 Directors’ Stock Compensation Plan, the Grand Bank Financial Corporation 1998 Stock Option Plan and the Grand Bank Financial Corporation Stock Option Plan of 1997.

        The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2006. The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation
plans approved by	977,152	$15.00	906,872
security holders

Equity compensation
plans not approved	0	N/A	0
by security holders

Total	977,152	$15.00	906,872

ITEM 13:      Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions is contained on page 17 under the caption “Transactions Involving Management” and on page 5 under the heading “Corporate Governance-Director Independence” in our definitive Proxy Statement dated March 6, 2007, relating to our 2007 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 14:      Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained on page 19, under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement dated March 6, 2007, relating to our 2007 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

PART IV

ITEM 15:      Exhibits and Financial Statement Schedules.

(a)	Financial Statements.

1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 15, 2007.

MACATAWA BANK CORPORATION /s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jon W. Swets —————————————— Jon W. Swets Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2007 by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III, Principal Executive Officer and a Director	March 15, 2007

/s/ Jon W. Swets —————————————— Jon W. Swets, Principal Financial and Accounting Officer	March 15, 2007

/s/ G. Thomas Boylan —————————————— G. Thomas Boylan, Director	March 15, 2007

/s/ Robert E. DenHerder —————————————— Robert E. DenHerder, Director	March 15, 2007

/s/ John F. Koetje —————————————— John F. Koetje, Director	March 15, 2007

/s/ Philip J. Koning —————————————— Philip J. Koning, Director and President	March 15, 2007

/s/ Arend D. Lubbers —————————————— Arend D. Lubbers, Director	March 15, 2007

EXHIBIT INDEX

Exhibit Number and Description

3.1	Articles of Incorporation of Macatawa Bank Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and by reference to Exhibit 3.1 to the Macatawa Bank Corporation Form 10-Q for the quarter ended June 30, 2006.

3.2	Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755) together with the Amendment attached hereto.

4	Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1	Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 5, 1999, for the Annual Meeting of Shareholders held April 15, 1999, as further amended by the Second Amendment included as Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Annual Meeting of Shareholders held April 18, 2002, both of which amendments are incorporated herein by reference.

10.2	Macatawa Bank Corporation 1998 Directors’ Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Macatawa Bank Corporation Annual Meeting of Shareholders held April 18, 2002, which is incorporated herein by reference.

10.3	Macatawa Bank Corporation 2006 Stock Compensation Plan incorporated by reference to Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 6, 2006.

10.4	Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan incorporated by reference to Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 6. 2006.

10.5	Employment Agreement between Benj. A Smith III and Macatawa Bank Corporation dated August 25, 2004, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Report on Form 8-K dated August 26, 2004.

10.6	Agreement and Plan of Merger dated October 11, 2006 by and among Macatawa Bank Corporation, Benj. A. Smith & Associates, Ltd. (Smith & Associates) and Benj. A. Smith, III, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Current Report on Form 8-K dated October 11, 2006.

10.7	Noncompetition Agreement dated October 11, 2006, by and between Macatawa Bank Corporation and Benj. A. Smith, III, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Current Report on Form 8-K dated October 11, 2006.

10.8	Employment Agreement between Macatawa Bank and Mr. Ray Tooker dated June 22, 2006, incorporated by reference to Exhibit 99 to the Macatawa Bank Corporation Current Report on Form 8-K dated June 22, 2006.

10.9	Form of Indemnity Agreement between Macatawa Bank Corporation and each of its directors, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.10	Investment Management Agreement between Macatawa Bank and Smith & Associates Investment Management Services dated March 11, 2004, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

10.11	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

10.12	Form of Stock Option Agreement for non-qualified stock options, incorporated by reference to Exhibit 10.3 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.13	Form of Stock Option Agreement for incentive stock options, incorporated by reference to Exhibit 10.4 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.14	Form of Stock Option Agreement under the Directors’ Stock Compensation Plan, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.15	Form of Restricted Stock Agreement.

13	Annual Report to Shareholders for the year ended December 31, 2006. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing. This information was delivered to the Company’s shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21	Subsidiaries of the Registrant

23	Consent of Crowe Chizek and Company LLC, independent registered public accounting firm

24	Power of Attorney (included on the signature page on page 29 of the Annual Report on Form 10-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.