Form 10-Q
period 2007-03-31
MACATAWA BANK CORP
filed 2007-05-10
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes [__] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [__] No [ X ]

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [__] Accelerated filer [ X ] Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,408,460 shares of the Company’s Common Stock (no par value) were outstanding as of May 9, 2007.

INDEX

		Page Number
Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	3
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of
	Results of Operations and Financial Condition	21

	Item 3.
	Quantitative and Qualitative Disclosures
	About Market Risk	29

	Item 4.
	Controls and Procedures	30

Part II.	Other Information:

	Item 1.
	Legal Proceedings	30

	Item 1.A.
	Risk Factors	32

	Item 2.
	Changes in Securities and Use of Proceeds	32

	Item 3.
	Defaults Upon Senior Securities	32

	Item 4.
	Submission of Matters to a Vote of Security Holders	32

	Item 5.
	Other Information	32

	Item 6.
	Exhibits	32

Signatures		34

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 (unaudited) and December 31, 2006

(dollars in thousands)	March 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents
Cash and due from banks	$31,719	$39,882
Federal funds sold	37,683	--

Total cash and cash equivalents	69,402	39,882

Securities available for sale	195,562	198,546
Securities held to maturity	2,639	2,711
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale	2,972	1,547
Total loans	1,721,192	1,711,450
Allowance for loan losses	(23,689)	(23,259)

Net loans	1,697,503	1,688,191

Premises and equipment - net	63,478	60,731
Accrued interest receivable	11,071	11,233
Goodwill	25,919	23,915
Acquisition intangibles	3,360	1,563
Bank-owned life insurance	22,036	21,843
Other assets	13,826	12,379

Total assets	$2,120,043	$2,074,816

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$168,684	$180,032
Interest-bearing	1,470,648	1,487,525

Total deposits	1,639,332	1,667,557

Federal funds purchased	--	11,990
Other borrowed funds	267,638	192,018
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	8,429	5,164

Total liabilities	1,956,637	1,917,967

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized;
16,406,251 shares and 16,254,619 issued and outstanding as of
March 31, 2007 and December 31, 2006, respectively	157,155	153,728
Retained earnings	7,544	4,840
Accumulated other comprehensive loss	(1,293)	(1,719)

Total shareholders' equity	163,406	156,849

Total liabilities and shareholders' equity	$2,120,043	$2,074,816

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2007 and 2006
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Interest income
Loans, including fees	$32,457	$28,379
Securities	2,215	1,685
FHLB Stock	158	172
Other	101	5

Total interest income	34,931	30,241

Interest expense
Deposits	15,238	11,481
Other	3,634	2,446

Total interest expense	18,872	13,927

Net interest income	16,059	16,314

Provision for loan losses	875	700

Net interest income after
provision for loan losses	15,184	15,614

Noninterest income
Service charges and fees	1,142	1,086
Gain on sales of loans	443	412
Trust fees	1,197	826
Other	953	870

Total noninterest income	3,735	3,194

Noninterest expense
Salaries and benefits	6,129	6,000
Occupancy of premises	1,054	885
Furniture and equipment	892	798
Legal and professional fees	251	223
Marketing and promotion	317	356
Data processing fees	479	431
Other	2,665	2,392

Total noninterest expenses	11,787	11,085

Income before income tax expense	7,132	7,723

Income tax expense	2,297	2,501

Net income	$4,835	$5,222

Basic earnings per share	$.28	$.31
Diluted earnings per share	.28	.30
Cash dividends per share	.12	.11

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2007 and 2006
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net income	$4,835	$5,222
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains/(losses) on securities available for sale	170	(297)

Net change in unrealized gains/(losses) on derivative instruments	256	(420)

Comprehensive income	$5,261	$4,505

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Month Periods Ended March 31, 2007 and 2006
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2006	$136,583	$8,040	$(2,879)	$141,744

Net income for three months ended March 31, 2006		5,222		5,222

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities available for sale			(297)	(297)
Net change in unrealized gain/(loss) on derivative instruments			(420)	(420)

Comprehensive income				4,505

Issued 50,113 shares for stock option exercises (net of 2,856
shares exchanged and including $41 of tax benefit)	566			566

Stock compensation expense	188			188

Cash dividends at $.11 per share		(1,850)		(1,850)

Balance, March 31,2006	$137,337	$11,412	$(3,596)	$145,153

Balance, January 1, 2007	$153,728	$4,840	$(1,719)	$156,849

Net income for three months ended March 31, 2007		4,835		4,835

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities available for sale			170	170

Net change in unrealized gain/(loss) on derivative instruments			256	256

Comprehensive income				5,261

Issued 14,946 shares for stock option exercises
(net of 3,127 shares exchanged and including
$0 of tax benefit)	123			123

Stock compensation expense	154			154

Issued 136,936 shares for acquisition of Smith &
Associates	3,150			3,150

Cash dividends at $.12 per share		(2,131)		(2,131)

Balance, March 31, 2007	$157,155	$7,544	$(1,293)	$163,406

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2007 and 2006
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cash flows from operating activities
Net income	$4,835	$5,222
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	797	843
Stock compensation expense	154	188
Provision for loan losses	875	700
Origination of loans for sale	(30,104)	(24,657)
Proceeds from sales of loans originated for sale	29,122	25,796
Gain on sales of loans	(443)	(412)
Net change in:
Accrued interest receivable and other assets	294	(1,533)
Bank-owned life insurance	(193)	(184)
Accrued expenses and other liabilities	2,364	776

Net cash from operating activities	7,701	6,739

Cash flows from investing activities
Loan originations and payments, net	(11,475)	(42,909)
Purchases of securities available for sale	(2,770)	(10,435)
Maturities and calls of securities available for sale	6,068	1,990
Principal paydowns on securities	82	83
Additions to premises and equipment	(3,483)	(2,159)

Net cash used in investing activities	(11,578)	(53,430)

Cash flows from financing activities
Net increase (decrease) in deposits	(28,225)	34,795
Net increase (decrease) in short term borrowings	(11,990)	820
Proceeds from other borrowed funds	75,878	5,000
Repayments of other borrowed funds	(258)	(10,439)
Cash dividends paid	(2,131)	(1,850)
Proceeds from exercises of stock options, including tax benefit	123	566

Net cash from financing activities	33,397	28,892

Net change in cash and cash equivalents	29,520	(17,799)

Cash and cash equivalents at beginning of period	39,882	49,101

Cash and cash equivalents at end of period	$69,402	$31,302

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Three Month Periods Ended March 31, 2007 and 2006
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Supplemental cash flow information
Interest paid	$18,544	$13,874
Income taxes paid	150	500

Supplemental noncash disclosures:
Transfers from loans to other real estate	1,288	349

Acquisition of Smith & Associates:
Acquisition intangibles recorded	3,924
Other liabilities assumed	774
Common stock issued	3,150

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Macatawa Bank, and its wholly-owned subsidiary, Macatawa Bank Mortgage Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are not consolidated with the Company per FASB Interpretation No. 46.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2006 Annual Report containing financial statements for the year ended December 31, 2006.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend to be distributed on May 30, 2007, the 5% stock dividend distributed on May 30, 2006 and the 3-for-2 stock split distributed on June 29, 2006.

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based compensation cost using the fair value method starting in 2006. For the three month period ended March 31, 2007, the Company recorded compensation cost for stock options of $117,000, or $106,000 after tax, representing $0.01 per share. For the three month period ended March 31, 2006 the Company recorded compensation cost for stock options of $188,000, or $147,000 after tax, representing $0.01 per share.

The Company’s stock compensation plan allows for the issuance of restricted stock awards. Compensation expense is based upon the market price of the Company’s stock at the date of grant and is recognized over the vesting period of the awards. The Company recorded compensation expense of $37,000 for restricted stock awards for the three months ended March 31, 2007. There was no compensation expense recorded for restricted stock awards for the three months ended March 31, 2006.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements: The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2007.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. Adoption of this statement is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. We have not yet determined which, if any, assets or liabilities we may determine to report using the fair value accounting method. As such, we have not determined the impact that the adoption of this statement may have on our financial statement.

NOTE 2 – ACQUISITION

On January 1, 2007, the Company completed the acquisition of Benj. A. Smith & Associates, Ltd. (“Smith & Associates”).

Under the terms of the transaction, Smith & Associates was merged into the Company in exchange for 143,783 shares of common stock. The Company in turn contributed the business to Macatawa Bank. The value of the common stock was based on the average closing price during the month of September 2006 ($21.91 per share). Share and per share amounts have been adjusted for the 5% stock dividend to be distributed on May 30, 2007.

The acquisition was accounted for under the purchase method of accounting. Accordingly, customer relationship intangibles valued at $1,920,000 are being amortized under the straight line method over its estimated useful life. The resulting goodwill was $2,004,000 which will be assessed annually for impairment, with any subsequent impairment recognized in the income statement.

Under the terms of the transaction, one $300,000 contingent payment will also be made if revenue from transferred account balances, principal additions to transferred account balances generated by Mr. Smith and new accounts generated by Mr. Smith exceeds $1,600,000 in 2007 and an additional $300,000 contingent payment will be paid if such revenue exceeds $1,700,000 in 2008. The contingent payments will be paid in the form of common stock of Macatawa Bank Corporation.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

March 31, 2007
Available for Sale:
U.S. Treasury and federal
agency securities	$145,509	$157	$(1,642)	$144,024
State and municipal bonds	49,673	938	(67)	50,544
Other equity securities	1,000	--	(6)	994

	$196,182	$1,095	$(1,715)	$195,562

Held to Maturity:
State and municipal bonds	$2,639	$49	$(5)	$2,683

December 31, 2006
Available for Sale:
U.S. Treasury and federal
agency securities	$148,753	$182	$(2,025)	$146,910
State and municipal bonds	49,676	1,042	(63)	50,655
Other equity securities	1,000	--	(19)	981

	$199,429	$1,224	$(2,107)	$198,546

Held to Maturity:
State and municipal bonds	$2,711	$56	$(5)	$2,762

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2007

U.S. Treasury and federal
agency securities	$--	$--	$107,090	$(1,642)	$107,090	$(1,642)
State and municipal bonds	644	(1)	5,884	(71)	6,527	(72)
Other equity securities	--	--	994	(6)	994	(6)

Total temporarily impaired	$644	$(1)	$113,968	$(1,719)	$114,612	$(1,720)

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2006

U.S. Treasury and federal
agency securities	$5,079	$(15)	$104,727	$(2,010)	$109,806	$(2,025)
State and municipal bonds	864	--	5,561	(68)	6,425	(68)
Other equity securities	--	--	981	(19)	981	(19)

Total temporarily impaired	$5,943	$(15)	$111,269	$(2,097)	$117,212	$(2,112)

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

Contractual maturities of debt securities at March 31, 2007 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$715	$713	$8,000	7,968
Due from one to five years	313	310	140,325	138,929
Due from five to ten years	--	--	21,434	21,887
Due after ten years	1,611	1,660	25,423	25,784

	$2,639	$2,683	$195,182	$194,568

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – LOANS

Loans were as follows (in thousands):

	March 31, 2007	December 31, 2006

Commercial	$431,588	$416,135
Commercial mortgage	876,678	875,717
Residential mortgage	224,263	224,836
Consumer	188,663	194,762

	1,721,192	1,711,450
Allowance for loan losses	(23,689)	(23,259)

	$1,697,503	$1,688,191

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31,2007	Three Months Ended March 31, 2006

Balance at beginning of period	$23,259	$20,992
Provision for loan losses	875	700
Charge-offs	(506)	(331)
Recoveries	61	30

Balance at end of period	$23,689	$21,391

NOTE 5 – DEPOSITS.

Deposits are summarized as follows (in thousands):

	March 31, 2007	December 31, 2006

Noninterest-bearing demand	$168,684	$180,032
Money market	457,972	459,230
NOW and Super NOW	268,005	265,679
Savings	43,309	40,160
Certificates of deposit	701,362	722,456

	$1,639,332	$1,667,557

Approximately $470,711,000 and $504,274,000 in time certificates of deposit were in denominations of $100,000 or more at March 31, 2007 and December 31, 2006.

Brokered deposits totaled approximately $232,295,000 and $272,896,000 at March 31, 2007 and December 31, 2006. At both March 31, 2007 and December 31, 2006, brokered deposits had interest rates ranging from 3.30% to 5.49%, and at March 31, 2007, maturities ranging from one month to forty-one months.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, and were as follows (in thousands):

Federal Home Loan Bank Advances Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

March 31, 2007

Single maturity fixed rate advances	$132,000	April 2007 to May 2010	4.63%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	8,760	February 2008 to July 2018	3.80%

	$171,760

December 31, 2006

Single maturity fixed rate advances	$132,000	April 2007 to May 2010	4.63%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,018	February 2008 to July 2018	3.86%

	$172,018

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by residential and commercial real estate loans totaling $600,104,000 and $596,829,000 under a blanket lien arrangement at March 31, 2007 and December 31, 2006. Maturities as of March 31, 2007 were as follows (in thousands):

2007	$47,000
2008	70,523
2009	5,237
2010	41,000
2011	--
Thereafter	8,000

$171,760

Securities Sold Under Agreements to Repurchase
Principal Terms	Amount	Range of Maturities	Weighted Average Interest Rate

March 31, 2007

Fixed rate borrowings	$65,000	February 2009 to March 2010	4.83%
Floating rate borrowings	30,878	May 2007 to August 2009	5.58%

	$95,878

December 31, 2006

Floating rate borrowings	$20,000	August 2009 to August 2010	5.78%

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – OTHER BORROWED FUNDS (continued)

Securities sold under agreements to repurchase (“repo borrowings”) are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities that had a carrying amount of approximately $101,795,000 and $21,399,000 at March 31, 2007 and December 31, 2006. At maturity, the securities underlying the arrangements are returned to the company. Maturities as of March 31, 2007 were as follows (in thousands):

2007	$10,878
2008	--
2009	55,000
2010	30,000
2011	--
Thereafter	--

$95,878

NOTE 7 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans). The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,185 shares of common stock. The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 779,414 shares under the Employees’ Plans and 175,709 shares under the Directors’ Plans available for future issuance as of March 31, 2007. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend to be distributed on May 30, 2007, the 5% stock dividend distributed on May 30, 2006 and the 3-for-2 stock split distributed on June 29, 2006. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

Stock Options

Option awards are granted with an exercise price equal to the market price at the date of grant. Option awards have vesting periods ranging from one to three years and have ten year contractual terms.

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2007	$1,026,010	$14.29
Exercised	(18,977)	9.98
Forfeited	(2,645)	22.77

Outstanding at March 31, 2007	1,004,388	$14.34	6.58	$4,558

Exercisable at March 31, 2007	751,053	$11.91	4.80	$4,558

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION (continued)

There were no options granted during the three months ended March 31, 2007 and March 31, 2006.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $177,000 and $1.3 million, respectively.

There were no options vested during the three months ended March 31, 2007. The total fair value of options vested during the three months ended March 31, 2006 was $23,860.

As of March 31, 2007, there was approximately $946,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards

A summary of nonvested stock awards activity in the plans is as follows (dollars in thousands, except per option data):

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2007	22,512	$19.52
Granted	157	19.02
Vested	---	---
Forfeited	(420)	19.52

Nonvested at March 31, 2007	22,249	$19.52

As of March 31, 2007, there was $406,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 2.8 years. There were no shares vested during the three month periods ended March 31, 2007 and 2006.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Basic earnings per share
Net income	$4,835	$5,222

Weighted average common
shares outstanding	17,221,595	16,973,193

Basic earnings per share	$0.28	$0.31

Diluted earnings per share
Net income	$4,835	$5,222

Weighted average common
shares outstanding	17,221,595	16,973,193
Add: Dilutive effects of assumed
exercise of stock options	277,503	423,568

Weighted average common and
dilutive potential common
shares outstanding	17,499,098	17,396,761

Diluted earnings per share	$0.28	$0.30

Stock options for 364,218 and 179,432 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2007 and March 31, 2006, respectively, because they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003, the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank, which the Company acquired effective April 1, 2002. Trade Partners was involved in purchasing and selling interests in viaticals, which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The claims against Grand Bank and the Company in this lawsuit have been settled and dismissed with prejudice. In May 2003 a purported class action complaint was filed against the Company. As amended, this suit alleges that Grand Bank breached escrow agreements and fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals and in interests in limited partnerships which made loans to Trade Partners secured by viaticals, and with respect to loans made by purported class members directly to Trade Partners. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. In November 2006 the court denied class certification in this case. The Company believes that the class action, if it had been approved by the court, might have involved as many as 2,000 to 3,000 individual claimants. Since that denial of class certification, nine new actions, none of which is a class action, raising substantially the same allegations as the former class action have been filed in several jurisdictions on behalf of approximately 1,300 Trade Partners investors. Management believes the Company has strong defenses and will vigorously defend the cases.

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2006 and the first three months of 2007. At March 31, 2007, it is anticipated that approximately $461,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	March 31, 2007	December 31, 2006

Notional amounts	$80,000	$80,000
Weighted average pay rates	8.25%	8.25%
Weighted average receive rates	6.42%	6.42%
Weighted average maturity	1.7 years	2.0 years
Unrealized loss related to interest rate swaps	$(1,369)	$(1,762)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

At March 31, 2007 and December 31, 2006, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31,2007
Total capital (to risk weighted assets)
Consolidated	$199,495	10.9%	$146,529	8.0%	$183,162	N/A
Bank	192,840	10.5	146,307	8.0	182,884	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	174,600	9.5	73,265	4.0	109,897	N/A
Bank	169,979	9.3	73,154	4.0	109,731	6.0
Tier 1 capital (to average assets)
Consolidated	174,600	8.5	82,062	4.0	102,577	N/A
Bank	169,979	8.3	81,961	4.0	102,451	5.0

December 31, 2006
Total capital (to risk weighted assets)
Consolidated	$196,256	10.9%	$144,677	8.0%	$180,846	N/A
Bank	189,403	10.5	144,492	8.0	180,615	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	171,650	9.5	72,338	4.0	108,508	N/A
Bank	166,826	9.2	72,246	4.0	108,369	6.0
Tier 1 capital (to average assets)
Consolidated	171,650	8.5	80,746	4.0	100,933	N/A
Bank	166,826	8.3	80,602	4.0	100,752	5.0

The Company and the Bank were categorized as well capitalized at March 31, 2007 and December 31, 2006. There are no conditions or events since March 31, 2007 that management believes have changed either institution’s category.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Macatawa Bank Corporation is a Michigan corporation and is the holding company for a wholly owned subsidiary, Macatawa Bank and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank Corporation is a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-five branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust and brokerage services in Kent County, Ottawa County, and northern Allegan County, Michigan. As also more fully discussed in the company’s Form 8-K dated October 11, 2006, Macatawa Bank Corporation entered into an Agreement and Plan of Merger with the Smith & Associates investment advisory firm based in Holland, Michigan. The Smith & Associates acquisition became effective on January 1, 2007 and that business is now part of Macatawa Bank. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

While maintaining asset quality and improving profitability, we have experienced rapid and substantial growth since opening Macatawa Bank in November of 1997. We first became profitable in 1999 and annual earnings have generally increased since then with 2006 net income of $19.8 million. Since our inception in 1997, we have raised approximately $100.6 million in capital through private and public common stock offerings and trust preferred offerings to facilitate our growth and progress over these years.

We believe that growth in core deposits is key to our long-term success and is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through this expanding branch network and our high quality service standards.

The West Michigan markets within which we operate continue to provide significant expansion opportunities for us. We opened our twenty-fifth branch on the east side of the greater Grand Rapids area during the first quarter of 2007. Because of the significance of the greater Grand Rapids market and the great opportunity for market share growth, we anticipate additional branch openings in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended March 31, 2007 was $4.8 million, a decrease of 7% as compared to first quarter 2006 net income of $5.2 million. Earnings per share on a diluted basis were $0.28 for the first quarter of 2007 compared to $0.30 for the same period in 2006.

The decrease in net income was primarily due to a decrease in net interest income and increases in the loan loss provision and noninterest expense, partially offset by an increase in noninterest income.

Net Interest Income: Net interest income totaled $16.1 million for the first quarter of 2007, a decrease of $255,000, or 2%, as compared to the first quarter of 2006. The decrease in net interest income was from a decline in the net interest margin partially offset by an increase in average earning assets. Average earning assets increased $193.4 million, or 11%, to $1.94 billion for the first quarter of 2007 compared to $1.74 billion for the first quarter of 2006. The net interest margin decreased 43 basis points to 3.35% for the first quarter of 2007 when compared to the same period in the prior year.

The increase in the cost of funds exceeded the increase in the yield on earning assets and is the primary reason for the decrease in the net interest margin. The yield on earning assets increased by 28 basis points for the three months ended March 31, 2007 as compared to the same period in the prior year. The cost of funds increased 74 basis points for the three months ended March 31, 2007 as compared to the same period in the prior year. The increases in short-term rates that began in mid-2004 and continued through June of 2006 caused an increase in the yield on our variable rate loan portfolio. The addition of new loans at generally higher rates over these periods also contributed to the increase. The increase in the yield on earning assets, however, has stabilized over the past few quarters primarily because loan customers have preferred fixed rate products over variable rate products. Fixed rate products have been priced lower than their variable rate counterparts due to the nature of the interest rate environment that has existed since June 2006 in which long-term rates have been lower than shorter-term rates. An increase in the rates paid on our deposit accounts, the rollover of time deposits at higher rates and a shift to higher costing sources of funds are the primary reasons for the increase in the cost of funds. The rates paid on time deposits and other rate sensitive products have reached attractive levels causing deposit customers to shift funds from transaction accounts, primarily non-interest demand and money market accounts, into these higher rate accounts.

Anticipated growth in earning assets is expected to continue to increase levels of net interest income. We do, however, expect the current interest rate environment, in which long-term rates remain at or below short-term rates, to place continued pressure on our net interest margin.

The following table shows an analysis of net interest margin for the three-month periods ending March 31, 2007 and 2006.

	For the three months ended March 31,

	2007			2006

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$150,557	$1,663	4.42%	$113,872	$1,147	4.02%
Tax-exempt securities (1)	52,384	552	6.48%	51,072	538	6.49%
Loans(2)	1,714,403	32,457	7.58%	1,564,621	28,379	7.27%
Federal Home Loan Bank stock	12,275	158	5.14%	13,910	172	4.94%
Federal funds sold	7,773	101	5.19%	477	5	4.23%

Total interest earning assets (1)	1,937,392	34,931	7.29%	1,743,952	30,241	7.01%

Noninterest earning assets:
Cash and due from banks	31,217			36,110
Other	109,892			96,651

Total assets	$2,078,501			$1,876,713

Liabilities
NOWs and MMDAs	$728,378	6,559	3.65%	$602,680	4,089	2.75%
Savings	40,588	58	0.58%	40,723	58	0.58%
IRAs	41,234	475	4.67%	33,890	332	3.97%
Time deposits	678,150	8,146	4.87%	679,021	7,002	4.19%
Other borrowed funds	216,227	2,649	4.90%	142,219	1,421	4.00%
Long-term debt	41,238	852	8.27%	41,238	770	7.47%
Federal funds borrowed	9,747	133	5.45%	21,966	255	4.65%

Total interest bearing liabilities	1,755,562	18,872	4.35%	1,561,737	13,927	3.61%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	157,455			161,146
Other noninterest bearing liabilities..	5,136			8,191
Shareholders' equity	160,348			145,639

Total liabilities and shareholders' equity	$2,078,501			$1,876,713

Net interest income		$16,059			$16,314

Net interest spread (1)			2.94%			3.40%
Net interest margin (1)			3.35%			3.78%
Ratio of average interest earning assets to
average interest bearing liabilities	110.36%			111.67%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans.

Provision for Loan Losses: The provision for loan losses for the three month period ended March 31, 2007 was $875,000 compared to $700,000 for the same period in the prior year. The provision for loan losses was up primarily due to higher levels of net charge-offs in the current three month period ended when compared to the same period in the prior year. The amounts of loan loss provision in both the current and prior year period were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three month period ended March 31, 2007 was $3.7 million, an increase of $541,000, or 17%, from $3.2 million for the same period in the prior year. An increase in trust fee income of $371,000 was the primary reason for the increase. The majority of the increase in trust fees is related to the impact of customer relationships added from the Smith & Associates acquisition on January 1, 2007. Also contributing to the increase in noninterest income was an additional $92,000 in ATM/Debit card fees from an increase in card usage. Revenue from other sources including service charges on deposits and gains on loans sold increased commensurate with growth in related activity accounts.

Noninterest Expense: Noninterest expense for the three month period ended March 31, 2007 increased to $11.8 million from $11.1 million for the same period in the prior year. The increase includes small increases in each category of non-interest expense, including operating costs associated with the acquisition of Smith & Associates on January 1 and the opening of three new facilities during the quarter. In addition, the $273,000 increase in other expenses includes an increase of $176,000 in additional FDIC assessments related to a change in the FDIC assessment rate for all banks effective January 1. Although we expect noninterest expense levels to generally rise with our growth, we expect efficiency to improve by better utilizing our capacity as we grow. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

FINANCIAL CONDITION

Summary: Total assets were $2.12 billion at March 31, 2007, an increase of $45.2 million from $2.07 billion at December 31, 2006. The growth in assets was primarily from an increase of $37.7 million in fed funds sold and $10.0 million in total portfolio loans, primarily funded by an increase in borrowed funds of $63.6 million.

Securities Available for Sale: Securities available for sale were $195.6 million at March 31, 2007 compared to $198.5 million at December 31, 2006. The calls of two U.S. Government Agency bonds were partially offset by the purchase of a U.S. Government Agency bond.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.72 billion at March 31, 2007 compared to $1.71 billion at December 31, 2006. Commercial loans continue to lead our loan portfolio growth. Of the $10.0 million in growth during the first three months of 2007, $16.4 million was from our commercial loan portfolios, which was offset by a decline of $6.1 million in our consumer loan portfolio. Commercial and commercial real estate loans accounted for approximately 76% of the total loan portfolio at March 31, 2007 and approximately 75% at December 31, 2006.

A further breakdown of the composition of commercial real estate loans is shown in the table below (in thousands):

	March 31, 2007	December 31, 2006

Construction/Land Development	$343,807	$360,372
Farmland and Agriculture	35,231	37,426
Nonfarm, Nonresidential	459,266	439,436
Multi-family	38,374	38,483

Total Commercial Real Estate Loans	$876,678	$875,717

Approximately 59% of the balance in the construction and land development category and approximately 91% of the balance in the multi-family category were comprised of non-owner occupied loans at March 31, 2007. Approximately two-thirds of the balance in the construction and land development category and the entire balance in the multi-family category were comprised of non-owner occupied loans at December 31, 2006.

Residential mortgage loans comprised 13% of the portfolio, while consumer loans were 11% of total loans at March 31, 2007.

The slower loan growth in the recent quarter reflects continued softness in the West Michigan economy and our interest in maintaining the quality of our loan portfolio.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. Nonperforming loans to total loans decreased to 0.99% at March 31, 2007 from 1.30% at December 31, 2006. The balance of nonperforming loans at March 31, 2007 primarily relates to commercial and residential real estate customers whom have been affected by the soft real estate market in West Michigan. Nonaccrual loans at March 31, 2007 were comprised of a number of smaller commercial and residential real estate relationships for which we are considered to be well collateralized or adequately reserved. The balance in renegotiated loans at March 31, 2007 was comprised of one commercial loan relationship that was restructured with a reduced interest rate for a period of one year. Foreclosed assets at March 31, 2007 is comprised of a number of smaller commercial and residential properties for which carrying values are considered to be fully collectible. The balance of nonperforming loans at December 31, 2006 included one large commercial relationship totaling approximately $15.2 million. Approximately $10.5 million from this relationship was renewed in January of 2007 and returned to a performing status. The remaining $4.7 million relates to the restructured loan at March 31, 2007.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	March 31, 2007	December 31, 2006

Nonaccrual loans	$11,022	$5,811
Renegotiated loans	4,767	-
Loans 90 days past due and still accruing	1,196	16,479

Total nonperforming loans	16,985	22,290
Foreclosed assets	3,821	3,212
Repossessed assets	70	81

Total nonperforming assets	$20,876	$25,583

Nonperforming loans to total loans	0.99%	1.30%
Nonperforming assets to total assets	0.98%	1.23%

Allowance for loan losses: The allowance for loan losses as of March 31, 2007 was $23.7 million, or 1.38% of total portfolio loans, compared to $23.3 million, or 1.36% of total portfolio loans at December 31, 2006. Net charge-offs for the three months ended March 31, 2007 totaled $445,000 as compared to $300,000 for the same period in 2006. The ratio of annualized net charge-off to average loans was 0.10% for the three months ended March 31, 2007 compared to 0.08% for the same period in 2006.

Our allowance for loan losses is maintained at a level considered appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for loans considered impaired, formula allowance for graded loans, general allocations based on historical trends for pools of similar loan types and under certain circumstances, an unallocated reserve related to current market conditions that are pertinent to certain aspects of the loan portfolio.

During the fourth quarter of 2006, regulatory authorities reached a conceptual consensus on the method for determining the allowance. In addition to reaffirming the importance of experience grounded, objectively determinable amounts, they acknowledged the appropriateness of considering other subjective factors in determining the proper level of the allowance. We believe our process conforms to this guidance.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $626,000 at March 31, 2007 and $400,000 at December 31, 2006.

The allowance allocated to commercial loans that are not considered to be impaired is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. Our loan portfolio has grown rapidly since our inception. As a result, a significant portion of our loan portfolio remains relatively unseasoned and our actual historical loan loss experience is limited. Accordingly, the determination of our loss factors includes consideration of the banking industry’s historical loan loss experience by loan type and the historical loan loss experience within our geographic markets, as well as our own loan loss experience and trends. These factors are regularly monitored and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $21.2 million at March 31, 2007 compared to $21.0 million at December 31, 2006 and increased primarily in response to the continuing growth in the commercial loan portfolio.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $1.9 million at March 31, 2007 compared to $1.8 million at December 31, 2006.

Deposits and Other Borrowings: Total deposits decreased $28.2 million to $1.64 billion at March 31, 2007 compared to $1.67 billion at December 31, 2006. Brokered deposits decreased $40.6 million during the quarter and is the primary reason for the decline. An increase of $12 million in deposits within the Company’s markets and an increase in other borrowings at more attractive terms and pricing allowed the Company to reduce its reliance on brokered deposits. The growth in deposits within the Company’s markets was primarily from certificates of deposit, as deposit customers continue to prefer such accounts within the generally high rate environment. In addition, we opened over 1,000 net new checking accounts during the first three months of 2007 and we expect relationships associated with those accounts to further contribute to deposit growth. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The increase in other borrowed funds of $75.6 million was related to an increase in securities sold under agreements to repurchase (“repo borrowings”). Since the third quarter of 2006, the bank has utilized repo borrowings as an alternative source of funds. The terms and structure of these instruments were considered more favorable compared to other alternatives and was the reason for the increase during the quarter.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $6.6 million during the first three months of 2007 to $163.4 million at March 31, primarily due to the retention of earnings. Also contributing to the increase was an additional $3.1 million in capital related to the issuance of common shares for the acquisition of Smith & Associates.

Net income generated during the first three months of 2007 of $4.8 million was partially offset by cash dividends of $2.1 million, or $.12 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On April 19, 2007, a 5% stock dividend was announced, representing our seventh consecutive annual stock dividend, and is to be paid on May 30, 2007 to shareholders of record as of May 11, 2007. All per share and average share information in this report has been adjusted to reflect the effect of the stock dividend.

Our total capital to risk-weighted assets was 10.9% at both March 31, 2007 and December 31, 2006. Our Tier 1 Capital as a percent of average assets was 8.5% at both March 31, 2007 and December 31, 2006. Both ratios continue to be maintained at levels in excess of the regulatory minimums for well capitalized institutions. The ratios remained flat since the beginning of the year primarily because our earnings have kept pace with the growth in our assets.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2007 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$155,733	(15.81)%	$66,934	1.36%
Interest rates up 100 basis points	171,102	(7.50)	66,551	0.78
No change in interest rates	184,978	---	66,038	---
Interest rates down 100 basis points	196,189	6.06	65,416	(0.94)
Interest rates down 200 basis points	204,795	10.71	64,720	(2.00)

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

Following denial of class certification in the Jenkins case, nine new cases were filed in several different jurisdictions. These complaints are identical in all material respects other than the identity of the plaintiffs, and are substantially identical to the complaint in the Jenkins litigation. None of these complaints contain class action allegations, but the total number of named plaintiffs in all the nine cases is about 1,300. The cases are: Ronald Ash, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the District Court for Oklahoma County, Oklahoma, subsequently removed by the Company to the United States District Court for the Western District of Oklahoma; Steven M. Adamson, et. al. v. Macatawa Bank Corporation, et. al.—filed November 15, 2006 in the United States District Court for the Western District of Oklahoma; James Lee Myers et. al. v. Macatawa Bank Corporation, et. al.—filed November 14, 2006 in the Superior Court for Los Angeles County, California, subsequently removed by the Company to the United States District Court for the Central District of California; Frank V. Bailey et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the United States District Court for the Northern District of Texas; Eddie Elkins, et. al. v. Macatawa Bank Corporation—filed January 29, 2007 in the United States District Court for the Western District of Oklahoma; William A. Giese, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the Circuit Court for Kent County, Michigan; Gerald Abraham, et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the Circuit Court for Kent County, Michigan; Jorge Acevedo, et. al. v. Macatawa Bank Corporation, et. al.—filed Decemver 17, 2006 in the Circuit Court for Kent County, Michigan; and Jose Javier Acasuso, et. al. v. Macatawa Bank Corporation, et. al.—filed January 17, 2007 in the Circuit Court for Kent County, Michigan.

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

The receiver has received court permission to pool the death benefits of any of the Trade Partners viaticated policies that mature and use the benefits to pay premiums on other viaticated policies. As of April 15, 2007, the receiver reported that he has received since the inception of the receivership cash payments for death benefit claims aggregating approximately $34.5 million. He reported at the same time that all premium payments were current. He also reported at that time that he had paid premiums on the portfolio approximating $14.0 million since the inception of the receivership. As of April 15, 2007 the receiver reported cash on hand of approximately $12 million. As additional viaticated policies mature, death benefits from those policies could provide a source of funding for continued premium payments, though the receiver’s ability to so use such benefits may be limited or eliminated by the terms of the sale of the portfolio to Universal Settlements International, Inc., described below.

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value, or approximately $43 million. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of April 15, 2007 payments aggregating approximately $37.75 million had been received on policies transferred pursuant to the sale agreement.

The receiver on July 21, 2006 filed a proposed amended plan of distribution and related disclosure statement, contemplating a complete liquidation of the assets of Trade Partners. The plan was approved by the Court on January 7, 2007. The receiver reported as of January 15, 2007 that claims against the receivership estate totaling $169,430,383.85, and that all claims have now been processed.

The receiver reports that he commenced distributions on January 19, 2007, and that $43,500,000 had been distributed as of April 15, 2007. The initial distributions are approximately 26.987% of each allowed and approved claim. There may be additional distributions, but the Company does not know when they might be made or in what amount.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Securities Holders. None.

Item 5.	Other Information.

On May 9, 2007, Macatawa Bank Corporation amended its existing Employment Agreement with Mr. Benj. A. Smith, III, Chairman and Chief Executive Officer to change the monthly compensation payable on the Commencement Date defined in that agreement.

Item 6.	Exhibits.

10.1	Amended and Restated Employment Agreement between Benj. A. Smith, III and Macatawa Bank Corporation dated May 9, 2007.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: May 9, 2007

EXHIBIT INDEX

Exhibit	Description

10.1	Amended and Restated Employment Agreement between Benj. A. Smith, III and Macatawa Bank Corporation dated May 9, 2007.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.