Form 10-Q
period 2007-06-30
MACATAWA BANK CORP
filed 2007-08-08
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes [__]     No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,179,154 shares of the Company’s Common Stock (no par value) were outstanding as of August 3, 2007.

INDEX

Page Number

Part I Financial Information:

Item 1
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	9

Item 2
Management's Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3
Quantitative and Qualitative Disclosures
About Market Risk	30

Item 4
Controls and Procedures	31

Part II Other Information:

Item 1
Legal Proceedings	31

Item 1.A
Risk Factors	33

Item 2
Changes in Securities and Use of Proceeds	33

Item 3
Defaults Upon Senior Securities	34

Item 4
Submission of Matters to a Vote of Security Holders	34

Item 5
Other Information	34

Item 6
Exhibits	34

Signatures	35

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 (unaudited) and December 31, 2006

(dollars in thousands)	June 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents
Cash and due from banks	$33,192	$39,882
Federal funds sold	30,123	--

Total cash and cash equivalents	63,315	39,882

Securities available for sale	194,066	198,546
Securities held to maturity	1,921	2,711
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale	1,597	1,547
Total loans	1,724,773	1,711,450
Allowance for loan losses	(23,943)	(23,259)

Net loans	1,700,830	1,688,191

Premises and equipment - net	64,202	60,731
Accrued interest receivable	11,189	11,233
Goodwill	25,918	23,915
Acquisition intangibles	3,248	1,563
Bank-owned life insurance	22,258	21,843
Other assets	15,476	12,379

Total assets	$2,116,295	$2,074,816

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$170,308	$180,032
Interest-bearing	1,491,378	1,487,525

Total deposits	1,661,686	1,667,557

Federal funds purchased	--	11,990
Other borrowed funds	244,760	192,018
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	5,087	5,164

Total liabilities	1,952,771	1,917,967

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized;
17,170,235 shares and 16,254,619 issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	165,940	153,728
Retained earnings	367	4,840
Accumulated other comprehensive loss	(2,783)	(1,719)

Total shareholders' equity	163,524	156,849

Total liabilities and shareholders' equity	$2,116,295	$2,074,816

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2007 and 2006
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Interest income
Loans, including fees	$33,105	$30,889	$65,563	$59,268
Securities	2,192	1,799	4,408	3,484
FHLB Stock	123	191	280	362
Other	263	17	364	23

Total interest income	35,683	32,896	70,615	63,137

Interest expense
Deposits	15,296	12,833	30,534	24,313
Other	4,052	3,088	7,686	5,535

Total interest expense	19,348	15,921	38,220	29,848

Net interest income	16,335	16,975	32,395	33,289

Provision for loan losses	965	800	1,840	1,500

Net interest income after
provision for loan losses	15,370	16,175	30,555	31,789

Noninterest income
Service charges and fees	1,306	1,300	2,448	2,386
Gain on sales of loans	370	511	813	923
Trust fees	1,209	796	2,406	1,622
Other	1,135	1,022	2,088	1,892

Total noninterest income	4,020	3,629	7,755	6,823

Noninterest expense
Salaries and benefits	6,345	6,293	12,475	12,330
Occupancy of premises	1,020	835	2,075	1,720
Furniture and equipment	933	774	1,825	1,572
Legal and professional fees	306	259	557	482
Marketing and promotion	346	321	663	677
Data processing fees	471	433	950	864
Other	3,184	2,418	5,848	4,773

Total noninterest expenses	12,605	11,333	24,393	22,418

Income before income tax expense	6,785	8,471	13,917	16,194

Income tax expense	2,195	2,715	4,492	5,217

Net income	$4,590	$5,756	$9,425	$10,977

Basic earnings per share	$.27	$.34	$.55	$.65
Diluted earnings per share	.26	.33	.54	.63
Cash dividends per share	.13	.11	.25	.22

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2007 and 2006
(unaudited)

(dollars in thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Net income	$4,590	$5,756	$9,425	$10,977
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains/(losses) on
securities available for sale	(1,370)	(1,289)	(1,200)	(1,585)

Net change in unrealized gains/(losses) on
derivative instruments	(120)	(210)	136	(630)

Comprehensive income	$3,100	$4,257	$8,361	$8,762

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Periods Ended June 30, 2007 and 2006
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2006	$136,583	$8,040	$(2,879)	$141,744

Net income for six months ended June 30, 2006		10,977		10,977

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities
available for sale			(1,585)	(1,585)
Net change in unrealized gain/(loss) on derivative
instruments			(630)	(630)

Comprehensive income				8,762

Issued 62,731 shares for stock option exercises (net of
4,816 shares exchanged and including $79 of tax benefit)	868			868

Issued 513,283 shares in payment of 5% stock dividend	15,127	(15,180)		(53)

Issued 5,401,190 shares in payment of 3-for-2 stock split

Stock compensation expense	373			373

Cash dividends at $.22 per share		(3,795)		(3,795)

Balance, June 30, 2006	$152,951	$42	$(5,094)	$147,899

Balance, January 1, 2007	$153,728	$4,840	$(1,719)	$156,849

Net income for six months ended June 30, 2007		9,425		9,425

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities
available for sale			(1,200)	(1,200)
Net change in unrealized gain/(loss) on derivative
instruments			136	136

Comprehensive income				8,361

Issued 20,537 shares for stock option exercises (net
of 3,485 shares exchanged and including $18 of tax benefit)	169			169

Stock compensation expense	299			299

Issued 136,936 shares for acquisition of Smith & Associates	3,150			3,150

Issued 819,223 shares in payment of 5% stock dividend	9,518	(9,536)		(18)

Repurchased 60,000 shares of stock	(924)			(924)

Cash dividends at $.25 per share		(4,362)		(4,362)

Balance, June 30, 2007	$165,940	$367	$(2,783)	$163,524

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2007 and 2006
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Cash flows from operating activities
Net income	$9,425	$10,977
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	1,724	1,702
Stock compensation expense	299	373
Provision for loan losses	1,840	1,500
Origination of loans for sale	(53,259)	(53,996)
Proceeds from sales of loans originated for sale	54,022	54,845
Gain on sales of loans	(813)	(923)
Net change in:
Accrued interest receivable and other assets	318	(816)
Bank-owned life insurance	(415)	(465)
Accrued expenses and other liabilities	(176)	(1,337)

Net cash from operating activities	12,965	11,860

Cash flows from investing activities
Loan originations and payments, net	(17,743)	(106,772)
Purchases of securities available for sale	(15,335)	(13,881)
Maturities and calls of securities available for sale	17,944	1,990
Maturities of securities held to maturity	715	1,127
Principal paydowns on securities	158	215
Additions to premises and equipment	(5,017)	(5,017)

Net cash used in investing activities	(19,278)	(122,338)

Cash flows from financing activities
Net increase (decrease) in deposits	(5,871)	65,329
Net increase (decrease) in short term borrowings	(11,990)	(108)
Proceeds from other borrowed funds	85,000	75,000
Repayments of other borrowed funds	(32,258)	(32,439)
Cash dividends paid	(4,380)	(3,848)
Repurchases of stock	(924)	--
Proceeds from exercises of stock options, including tax benefit	169	789

Net cash from financing activities	29,746	104,723

Net change in cash and cash equivalents	23,433	(5,755)

Cash and cash equivalents at beginning of period	39,882	49,101

Cash and cash equivalents at end of period	$63,315	$43,346

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Six Month Periods Ended June 30, 2007 and 2006
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Supplemental cash flow information
Interest paid	$37,864	$30,366
Income taxes paid	5,350	5,800

Supplemental noncash disclosures:
Transfers from loans to other real estate	3,264	1,328

Acquisition of Smith & Associates:
Acquisition intangibles recorded	3,924	--
Other liabilities assumed	774	--
Common stock issued	3,150	--

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2006 Annual Report containing financial statements for the year ended December 31, 2006.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2007, the 5% stock dividend distributed on May 30, 2006 and the 3-for-2 stock split distributed on June 29, 2006.

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based compensation cost using the fair value method starting in 2006. For the three month period ended June 30, 2007, the Company recorded compensation cost for stock options of $110,000, or $99,000 after tax, representing $0.01 per share. For the six month period ended June 30, 2007, the Company recorded compensation cost for stock options of $227,000, or $204,000 after tax, representing $0.01 per share. For the three month period ended June 30, 2006, the Company recorded compensation cost for stock options of $185,000, or $145,000 after tax, representing $0.01 per share. For the six month period ended June 30, 2006 the Company recorded compensation cost for stock options of $373,000, or $293,000 after tax, representing $0.02 per share.

The Company’s stock compensation plan allows for the issuance of restricted stock awards. Compensation expense is based upon the market price of the Company’s stock at the date of grant and is recognized over the vesting period of the awards. The Company recorded compensation expense of $36,000 and $72,000 for restricted stock awards for the three and six months ended June 30, 2007, respectively. There was no compensation expense recorded for restricted stock awards for the three and six months ended June 30, 2006.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.

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

NOTE 2 – ACQUISITION

On January 1, 2007, the Company completed the acquisition of Benj. A. Smith & Associates, Ltd. ("Smith & Associates").

Under the terms of the transaction, Smith & Associates was merged into the Company in exchange for 143,783 shares of common stock. The Company in turn contributed the business to Macatawa Bank. The value of the common stock was based on the average closing price during the month of September 2006 ($21.91 per share). Share and per share amounts have been adjusted for the 5% stock dividend distributed on May 30, 2007.

The acquisition was accounted for under the purchase method of accounting. Accordingly, customer relationship intangibles valued at $1,920,000 are being amortized using the straight line method over its estimated useful life. The resulting goodwill was $2,004,000 which will be assessed annually for impairment, with any subsequent impairment recognized in the income statement.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

June 30, 2007
Available for Sale:
U.S. Treasury and federal
agency securities	$146,126	$41	$(2,389)	$143,778
State and municipal bonds	49,669	272	(619)	49,322
Other equity securities	1,000	--	(34)	966

	$196,795	$313	$(3,042)	$194,066

Held to Maturity:
State and municipal bonds	$1,921	$37	$(6)	$1,952

December 31, 2006
Available for Sale:
U.S. Treasury and federal
agency securities	$148,753	$182	$(2,025)	$146,910
State and municipal bonds	49,676	1,042	(63)	50,655
Other equity securities	1,000	--	(19)	981

	$199,429	$1,224	$(2,107)	$198,546

Held to Maturity:
State and municipal bonds	$2,711	$56	$(5)	$2,762

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2007

U.S. Treasury and federal
agency securities	$37,218	$(189)	$99,534	$(2,200)	$136,752	$(2,389)
State and municipal bonds	28,380	(425)	4,966	(200)	33,346	(625)
Other equity securities	--	--	966	(34)	966	(34)

Total temporarily impaired	$65,598	$(614)	$105,466	$(2,434)	$171,064	$(3,048)

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2006

U.S. Treasury and federal
agency securities	$5,079	$(15)	$104,727	$(2,010)	$109,806	$(2,025)
State and municipal bonds	864	--	5,561	(68)	6,425	(68)
Other equity securities	--	--	981	(19)	981	(19)

Total temporarily impaired	$5,943	$(15)	$111,269	$(2,097)	$117,212	$(2,112)

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

Contractual maturities of debt securities at June 30, 2007 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$9,750	$9,644
Due from one to five years	312	306	140,340	138,154
Due from five to ten years	238	251	23,860	23,847
Due after ten years	1,371	1,395	21,845	21,455

	$1,921	$1,952	$195,795	$193,100

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 – LOANS

Loans were as follows (in thousands):

	June 30, 2007	December 31, 2006

Commercial	$429,639	$416,135
Commercial mortgage	875,847	875,717
Residential mortgage	230,776	224,836
Consumer	188,511	194,762

	1,724,773	1,711,450
Allowance for loan losses	(23,943)	(23,259)

	$1,700,830	$1,688,191

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Balance at beginning of period	$23,689	$21,391	$23,259	$20,992
Provision for loan losses	965	800	1,840	1,500
Charge-offs	(789)	(248)	(1,295)	(579)
Recoveries	78	202	139	232

Balance at end of period	$23,943	$22,145	$23,943	$22,145

NOTE 5 – DEPOSITS.

Deposits are summarized as follows (in thousands):

	June 30, 2007	December 31, 2006

Noninterest-bearing demand	$170,308	$180,032
Money market	474,981	459,230
NOW and Super NOW	268,513	265,679
Savings	42,180	40,160
Certificates of deposit	705,704	722,456

	$1,661,686	$1,667,557

Approximately $469,126,000 and $504,274,000 in time certificates of deposit were in denominations of $100,000 or more at June 30, 2007 and December 31, 2006.

Brokered deposits totaled approximately $223,964,000 and $272,896,000 at June 30, 2007 and December 31, 2006. At June 30, 2007 and December 31, 2006, brokered deposits had interest rates ranging from 3.95% to 4.55%, and 3.30% to 5.49%, respectively. At June 30, 2007, maturities ranged from one month to thirty-eight months.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, and were as follows (in thousands):

Federal Home Loan Bank Advances Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

June 30, 2007

Single maturity fixed rate advances	$120,000	July 2007 to May 2010	4.73%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	8,760	February 2008 to July 2018	3.80%

	$159,760

December 31, 2006

Single maturity fixed rate advances	$132,000	April 2007 to May 2010	4.63%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,018	February 2008 to July 2018	3.86%

	$172,018

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by residential and commercial real estate loans totaling $598,331,000 and $596,829,000 under a blanket lien arrangement at June 30, 2007 and December 31, 2006. Maturities as of June 30, 2007 were as follows (in thousands):

2007	$15,000
2008	70,523
2009	25,237
2010	41,000
2011	--
Thereafter	8,000

$159,760

Securities Sold Under Agreements to Repurchase
Principal Terms	Amount	Range of Maturities	Weighted Average Interest Rate

June 30, 2007

Fixed rate borrowings	$65,000	February 2009 to March 2010	4.83%
Floating rate borrowings	20,000	August 2009 to August 2010	5.72%

	$85,000

December 31, 2006

Floating rate borrowings	$20,000	August 2009 to August 2010	5.78%

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – OTHER BORROWED FUNDS (continued)

Securities sold under agreements to repurchase (“repo borrowings”) are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities that had a carrying amount of approximately $90,214,000 and $21,399,000 at June 30, 2007 and December 31, 2006. At maturity, the securities underlying the arrangements are returned to the company. Maturities as of June 30, 2007 were as follows (in thousands):

2007	$--
2008	--
2009	45,000
2010	40,000
2011	--
Thereafter	--

$85,000

NOTE 7 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans). The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock. The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 822,564 shares under the Employees’ Plans and 175,711 shares under the Directors’ Plans available for future issuance as of June 30, 2007. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2007, the 5% stock dividend distributed on May 30, 2006 and the 3-for-2 stock split distributed on June 29, 2006. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

Stock Options

Option awards are granted with an exercise price equal to the market price at the date of grant. Option awards have vesting periods ranging from one to three years and have ten year contractual terms.

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,025,783	$14.29
Exercised	(25,054)	9.53
Forfeited	(4,957)	22.77

Outstanding at June 30, 2007	995,772	$14.36	6.34	$3,441

Exercisable at June 30, 2007	744,827	$11.94	4.59	$3,441

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION (continued)

There were no options granted during the three and six months ended June 30, 2007. The weighted-average fair value of the 4,710 options granted during the three and six months ended June 30, 2006 was $5.65 per option.

The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $45,000 and $248,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $222,000 and $1.5 million, respectively.

There were no options vested during the three and six months ended June 30, 2007. The total fair value of options vested during the three and six months ended June 30, 2006 was $8,417 and $32,276, respectively.

As of June 30, 2007, there was approximately $826,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

A summary of nonvested stock awards activity in the plans is as follows (dollars in thousands, except per option data):

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2007	22,491	$19.52
Granted	157	19.02
Vested	---	---
Forfeited	(1,259)	19.52

Nonvested at June 30, 2007	21,389	$19.52

As of June 30, 2007, there was $345,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 2.5 years. There were no shares vested during the three and six month periods ended June 30, 2007 and 2006.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Six Months Ended June 30, 2006

Basic earnings per share
Net income	$4,590	$5,756	$9,425	$10,977

Weighted average common
shares outstanding	17,191,063	17,010,181	17,195,050	16,990,802

Basic earnings per share	$0.27	$0.34	$0.55	$0.65

Diluted earnings per share
Net income	$4,590	$5,756	$9,425	$10,977

Weighted average common
shares outstanding	17,191,063	17,010,181	17,195,050	16,990,802
Add: Dilutive effects of assumed
exercise of stock options	213,955	359,057	248,050	399,947

Weighted average common and
dilutive potential common
shares outstanding	17,405,018	17,369,238	17,443,100	17,390,749

Diluted earnings per share	$0.26	$0.33	$0.54	$0.63

Stock options and restricted stock awards for 360,963 and 241,478 shares of common stock for both the three and six month ended June 30, 2007 and June 30, 2006, respectively were not considered in computing diluted earnings per share because they were antidilutive.

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2006 and the first six months of 2007. At June 30, 2007, it is anticipated that approximately $564,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	June 30, 2007	December 31, 2006

Notional amounts	$60,000	$80,000
Weighted average pay rates	8.25%	8.25%
Weighted average receive rates	6.65%	6.42%
Weighted average maturity	2.0 years	2.0 years
Unrealized loss related to interest rate swaps	$(1,553)	$(1,762)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

At June 30, 2007 and December 31, 2006, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30,2007
Total capital (to risk weighted assets)
Consolidated	$201,136	11.0%	$146,150	8.0%	N/A	N/A
Bank	195,865	10.7	146,193	8.0	$182,742	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	178,300	9.8	73,075	4.0	N/A	N/A
Bank	173,022	9.5	73,097	4.0	109,645	6.0
Tier 1 capital (to average assets)
Consolidated	178,300	8.5	83,519	4.0	N/A	N/A
Bank	173,022	8.3	83,407	4.0	104,258	5.0

December 31, 2006
Total capital (to risk weighted assets)
Consolidated	$196,256	10.9%	$144,677	8.0%	N/A	N/A
Bank	189,403	10.5	144,492	8.0	$180,615	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	171,650	9.5	72,338	4.0	N/A	N/A
Bank	166,826	9.2	72,246	4.0	108,369	6.0
Tier 1 capital (to average assets)
Consolidated	171,650	8.5	80,746	4.0	N/A	N/A
Bank	166,826	8.3	80,602	4.0	100,752	5.0

The Bank was categorized as well capitalized at June 30, 2007 and December 31, 2006. There are no conditions or events since June 30, 2007 that management believes have changed its category.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Macatawa Bank Corporation is a Michigan corporation and is the holding company for a wholly owned subsidiary, Macatawa Bank and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank Corporation is a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust and brokerage services in Kent County, Ottawa County, and northern Allegan County, Michigan. As also more fully discussed in the company’s Form 8-K dated October 11, 2006, Macatawa Bank Corporation entered into an Agreement and Plan of Merger with the Smith & Associates investment advisory firm based in Holland, Michigan. The Smith & Associates acquisition became effective on January 1, 2007 and that business is now part of Macatawa Bank. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

We have experienced rapid and substantial growth since opening Macatawa Bank in November of 1997. We believe that growth in core deposits is key to our long-term success and is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through our expanding branch network and high quality service standards.

The West Michigan markets within which we operate continue to provide significant expansion opportunities for us. We opened our twenty-sixth branch in Cascade on the east side of the greater Grand Rapids area during the second quarter of 2007. Because of the significance of the greater Grand Rapids market and the great opportunity for market share growth, we anticipate additional branch openings in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended June 30, 2007 was $4.6 million, a decrease of 20% as compared to second quarter 2006 net income of $5.8 million. Earnings per share on a diluted basis were $0.26 for the second quarter of 2007 compared to $0.33 for the same period in 2006. Net income for the six months ended June 30, 2007 was $9.4 million, a decrease of 14% compared to the $11.0 million for the same period in the prior year. Earnings per share on a diluted basis were $0.54 for the six months ended June 30, 2007 compared to $0.63 for the same period in the prior year.

The decreases in net income for both the three and six months ended June 30, 2007 compared to the same periods in the prior year were primarily due to decreases in net interest income and increases in noninterest expense partially offset by increases in noninterest income. Also contributing to the overall decreases in net income for both the three and six months ended June 30, 2007 was an increase in the provision for loan losses.

Net Interest Income: Net interest income totaled $16.3 million for the second quarter of 2007, a decrease of $640,000, or 4%, as compared to the second quarter of 2006. Net interest income for the first six months of 2007 totaled $32.4 million, a decrease of $894,000 or 3% as compared to $33.2 million for the same period in 2006. The decrease in net interest income for both the three and six month periods was from a decline in the net interest margin partially offset by an increase in average earning assets. Average earning assets increased $151.2, million, or 8%, to $1.97 billion for the second quarter of 2007 compared to $1.82 billion for the second quarter of 2006. Average earning assets increased $172.2 million, or 10%, to $1.95 billion for the six month period ended June 30, 2007 compared to $1.78 billion for the same period of the prior year. The net interest margin decreased 42 basis points to 3.32% for the second quarter of 2007 and 43 basis points to 3.33% for the first six months of 2007 when compared to the same periods in the prior year.

During both the three and six month periods, the increase in the cost of funds exceeded the increase in the yield on earning assets and is the primary reason for the decrease in the net interest margin. The yield on earning assets increased by one basis point and 14 basis points for both the three and six months ended June 30, 2007 as compared to the same periods in the prior year. The cost of funds increased 44 basis points and 59 basis points, respectively, for the three and six months ended June 30, 2007 as compared to the same periods in the prior year. The increases in short-term rates that began in mid-2004 and continued through June of 2006 is the primary reason for the overall increase in the yield on assets. The increase in the yield on earning assets has stabilized over the past several quarters as loan customers have preferred the generally lower rate fixed rate products over variable rate products. Fixed rate products have been priced lower than their variable rate counterparts due to the nature of the interest rate environment that has existed since June 2006 in which long-term rates have been lower than shorter-term rates. In addition, the increase in nonperforming loans that has occurred in 2007 has also had a negative impact on the overall loan portfolio yield. An increase in the rates paid on our deposit accounts, the rollover of time deposits at higher rates and a shift to higher costing sources of funds are the primary reasons for the increase in the cost of funds. The rates paid on time deposits and other rate sensitive products have reached attractive levels causing deposit customers to shift funds from transaction accounts, primarily non-interest demand and money market accounts, into these higher rate accounts. The increase in the cost of funds, however, has stablilized recently as the majority of time deposits have repriced within the current rate environment, and the extent of balances shifting to higher costing sources has declined.

Anticipated growth in earning assets is expected to slow to levels lower than we have experienced in the past due to the generally weak economic conditions in Michigan. We also expect the current interest rate environment, in which long-term rates remain close to short-term rates, to still place moderate pressure on our net interest margin.

The following table shows an analysis of net interest margin for the three-month periods ending June 30, 2007 and 2006.

	For the three months ended June 30,

	2007			2006

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$148,593	$1,644	4.42%	$122,195	$1,265	4.14%
Tax-exempt securities (1)	52,105	548	6.48%	50,811	534	6.47%
Loans(2)	1,733,992	33,105	7.57%	1,627,407	30,889	7.52%
Federal Home Loan Bank stock	12,275	123	3.95%	13,910	191	5.42%
Federal funds sold	20,090	263	5.18%	1,484	17	4.67%

Total interest earning assets (1)	1,967,055	35,683	7.26%	1,815,807	32,896	7.25%

Noninterest earning assets:
Cash and due from banks	30,919			35,949
Other	117,000			97,643

Total assets	$2,114,974			$1,949,399

Liabilities
NOWs and MMDAs	$739,338	6,735	3.65%	$629,203	4,890	3.12%
Savings	42,514	61	0.58%	42,118	61	0.58%
IRAs	43,103	513	4.78%	36,013	378	4.21%
Time deposits	656,362	7,987	4.88%	683,121	7,504	4.40%
Other borrowed funds	248,549	3,102	4.94%	175,667	2,004	4.51%
Long-term debt	41,238	860	8.25%	41,238	824	7.91%
Federal funds borrowed	6,548	90	5.44%	20,531	260	5.01%

Total interest bearing liabilities	1,777,652	19,348	4.35%	1,627,891	15,921	3.91%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	164,532			166,257
Other noninterest bearing liabilities..	7,088			6,999
Shareholders' equity	165,702			148,252

Total liabilities and shareholders' equity	$2,114,974			$1,949,399

Net interest income		$16,335			$16,975

Net interest spread (1)			2.91%			3.34%
Net interest margin (1)			3.32%			3.74%
Ratio of average interest earning assets to
average interest bearing liabilities	110.65%			111.54%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans.

The following table shows an analysis of net interest margin for the six-month periods ending June 30, 2007 and 2006.

	For the six months ended June 30,

	2007			2006

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$149,570	$3,308	4.42%	$118,057	$2,411	4.08%
Tax-exempt securities (1)	52,244	1,100	6.48%	50,940	1,073	6.48%
Loans(2)	1,724,251	65,563	7.58%	1,596,188	59,268	7.40%
Federal Home Loan Bank stock	12,275	280	4.54%	13,910	362	5.18%
Federal funds sold	13,965	364	5.19%	983	23	4.56%

Total interest earning assets (1)	1,952,305	70,615	7.27%	1,780,078	63,137	7.13%

Noninterest earning assets:
Cash and due from banks	31,067			36,085
Other	113,466			97,094

Total assets	$2,096,838			$1,913,257

Liabilities
NOWs and MMDAs	$733,888	13,293	3.66%	$616,015	8,978	2.94%
Savings	41,557	120	0.58%	41,424	119	0.58%
IRAs	42,174	988	4.72%	34,957	710	4.10%
Time deposits	667,196	16,133	4.78%	681,083	14,506	4.29%
Other borrowed funds	232,477	5,751	4.92%	159,035	3,425	4.28%
Long-term debt	41,238	1,712	8.26%	41,238	1,594	7.69%
Federal funds borrowed	8,138	223	5.45%	21,244	516	4.83%

Total interest bearing liabilities	1,766,668	38,220	4.35%	1,594,996	29,848	3.76%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	161,013			163,716
Other noninterest bearing liabilities..	6,117			7,592
Shareholders' equity	163,040			146,953

Total liabilities and shareholders' equity	$2,096,838			$1,913,257

Net interest income		$32,395			$33,289

Net interest spread (1)			2.92%			3.37%
Net interest margin (1)			3.33%			3.76%
Ratio of average interest earning assets to
average interest bearing liabilities	110.51%			111.60%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans.

Provision for Loan Losses: The provision for loan losses for the three and six month periods ended June 30, 2007 was $965,000 and $1.8 million compared to $800,000 and $1.5 million for the same periods in the prior year. The provision for loan losses was up primarily due to higher levels of net charge-offs in both the three and six month periods ended when compared to the same periods in the prior year. The amounts of loan loss provision in both the current and prior year period were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2007 increased to $4.0 million and $7.8 million, respectively, from $3.6 million and $6.8 million for the same periods in the prior year. An increase in trust fee income of $413,000 and $784,000 for the three and six month periods was the primary reason for the overall increase in noninterest income. The majority of the increase in trust fees is related to the impact of customer relationships added from the Smith & Associates acquisition on January 1, 2007. The increase of $113,000 and $196,000 in other income for the three and six month periods was primarily from an increase in ATM/Debit card fees from an increase in card usage. Revenue from service charges on deposits increased modestly, while we saw slight declines in gains on loans sold during both the three and six month periods. Gains on loans sold during the three and six month periods in the prior year included gains of $59,000 on the sale of SBA guaranteed loans.

Noninterest Expense: Noninterest expense for the three and six month periods ended June 30, 2007 increased to $12.6 million and $24.3 million, respectively, from $11.3 million and $22.4 for the same periods in the prior year. Increases in salary and benefits, occupancy and furniture and equipment costs for both the three and six month periods are primarily associated with the new Asset Management Services group and the opening of four new facilities since the beginning of the year. The increase of $766,000 and $1,075,000 in other expense for the three and six month periods include costs associated with the new service and facility additions, carrying costs associated with nonperforming assets and increased FDIC assessments. FDIC assessments increased by $228,000 and $405,000 for three and six month periods related to a change in the FDIC assessment rate for all banks effective January 1, 2007. Also included in other expense for the quarter was a nonrecurring loss of $170,000 related to a deposit account. Although we expect noninterest expense levels to generally rise with our growth, we expect efficiency to improve by better utilizing our capacity as we grow. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

FINANCIAL CONDITION

Summary: Total assets were $2.12 billion at June 30, 2007, an increase of $41 million from $2.07 billion at December 31, 2006. The growth in assets was primarily from an increase of $30.0 million in fed funds sold and $13.3 million in total portfolio loans funded by an increase in borrowed funds.

Securities Available for Sale: Securities available for sale were $194.1 million at June 30, 2007 compared to $198.5 million at December 31, 2006. The decrease was primarily due to calls and maturities of U.S. Government Agency bonds, partially offset by purchases of U.S. Government Agency bonds.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.72 billion at June 30, 2007 compared to $1.71 billion at December 31, 2006. Commercial loans continue to lead our loan portfolio growth. Of the $13.3 million in total loan growth during the first six months of 2007, $13.7 million was from our commercial loan portfolios. Commercial and commercial real estate loans accounted for approximately 76% of the total loan portfolio at June 30, 2007 and approximately 75% at December 31, 2006.

A further breakdown of the composition of commercial real estate loans is shown in the table below (in thousands):

	June 30, 2007	December 31, 2006

Construction	$148,837	$153,903
Land Development	199,673	206,469
Farmland and Agriculture	27,890	37,426
Nonfarm, Nonresidential	462,805	439,436
Multi-family	36,642	38,483

Total Commercial Real Estate Loans	875,847	875,717
Commercial and Industrial	429,639	416,135

Total Commercial Loans	$1,305,486	$1,291,852

Approximately 60% of the balance in the construction and land development category and approximately 91% of the balance in the multi-family category were comprised of non-owner occupied loans at June 30, 2007. Approximately two-thirds of the balance in the construction and land development category and the entire balance in the multi-family category were comprised of non-owner occupied loans at December 31, 2006.

Residential mortgages increased $5.9 million while consumer loans declined by $6.3 million in our consumer loan portfolio. Residential mortgage loans comprised 13% of the portfolio, while consumer loans were 11% of total loans at June 30, 2007.

The slower loan growth in recent quarters is a reflection of the weak economic conditions in West Michigan and our interest in maintaining the quality of our loan portfolio. In particular, deterioration in residential land development has impacted both asset growth and asset quality.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. Nonperforming loans to total loans increased to 1.71% at June 30, 2007 from 1.30% at December 31, 2006. The balance of nonperforming loans at December 31, 2006 included one large commercial relationship totaling approximately $15.2 million. Approximately $10.5 million from this relationship was renewed in January of 2007 and returned to a performing status. The remaining $4.7 million was restructured with a reduced interest rate for a period of one year. The resultant increase in nonperforming loans since December 31, 2006 primarily relates to commercial loans associated with residential land development. Of the $29.5 million of nonperforming loans at June 30, 2007, approximately two-thirds, or $20 million, relates to residential land development. Of this amount, approximately $10 million relates to two large commercial borrowers classified as nonaccrual and $4.7 million restructured loan discussed above and classified as renegotiated at June 30, 2007. The remaining balance of nonperforming loans are primarily a number of smaller balance commercial loans considered to be well collateralized or adequately reserved. Foreclosed assets at June 30, 2007 are comprised of a number of smaller commercial and residential properties for which carrying values are considered to be fully collectible.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	June 30, 2007	December 31, 2006

Nonaccrual loans	$19,959	$5,811
Renegotiated loans	4,764	--
Loans 90 days past due and still accruing	4,747	16,479

Total nonperforming loans	29,470	22,290

Foreclosed assets	5,678	3,212
Repossessed assets	624	81

Total nonperforming assets	$35,772	$25,583

Nonperforming loans to total loans	1.71%	1.30%
Nonperforming assets to total assets	1.69%	1.23%

Allowance for loan losses: The allowance for loan losses as of June 30, 2007 was $23.9 million, or 1.39% of total portfolio loans, compared to $23.3 million, or 1.36% of total portfolio loans at December 31, 2006. Net charge-offs for the six months ended June 30, 2007 totaled $1.2 million as compared to $347,000 for the same period in 2006. The ratio of net charge-offs to average loans was 0.13% on an annualized basis for the first six months of 2007 compared to 0.04% for the first six months of 2006. The provision for loan losses increased $340,000 to $1.8 million for the six months ended June 30, 2007 compared to $1.5 million for the same period of the prior year primarily due to the increase in net charge-offs.

Our allowance for loan losses is maintained at a level considered appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for loans considered impaired, formula allowance for graded loans, general allocations based on historical trends for pools of similar loan types and under certain circumstances, and an unallocated reserve related to current market conditions that are pertinent to certain aspects of the loan portfolio.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The specific allowance for impaired loans was $2.6 million at June 30, 2007 and $400,000 at December 31, 2006. The increase is primarily due to the growing weakness in our land development loans.

The allowance allocated to commercial loans that are not considered to be impaired is based upon the internal risk grade of such loans or based on similar types of loans for which a change in market conditions exists. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. In addition, similar types of graded loans may be segregated based on collateral or purpose characteristics. An allowance for these types may be established due to a change in economic conditions and trends for that type. Our loan portfolio has grown rapidly since our inception. As a result, a significant portion of our loan portfolio remains relatively unseasoned and our actual historical loan loss experience is limited. Accordingly, the determination of our loss factors includes consideration of the banking industry’s historical loan loss experience by loan type and the historical loan loss experience within our geographic markets, as well as our own loan loss experience and trends. These factors are regularly monitored and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $19.4 million at June 30, 2007 compared to $21.0 million at December 31, 2006 and decreased primarily in response to the migration of certain commercial loans to an impaired status.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $1.9 million at June 30, 2007 compared to $1.8 million at December 31, 2006.

Deposits and Other Borrowings: Total deposits decreased $5.9 million to $1.66 billion at June 30, 2007 compared to $1.67 billion at December 31, 2006. Brokered deposits decreased $48.9 million during the first six months. An increase of $43 million in deposits within the Company’s markets and an increase in other borrowings at more attractive terms and pricing, allowed the Company to reduce its reliance on brokered deposits. The growth in deposits within the Company’s markets was primarily from interest earning checking accounts and money market and certificates of deposit, as deposit customers continue to prefer such accounts within the generally high rate environment. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The increase in other borrowed funds of $52.7 million was related to an increase in securities sold under agreements to repurchase (“repo borrowings”). Since the third quarter of 2006, the bank has utilized repo borrowings as an alternative source of funds. The terms and structure of these instruments were considered more favorable compared to other alternatives and was the reason for the increase during the quarter. Repo borrowings increased $65.0 million during the first six months and were offset by a decrease in FHLB borrowings of $12 million.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $6.7 million during the first six months to $163.5 million at June 30, 2007 primarily from the retention of earnings. Also contributing to the increase was an additional $3.1 million in capital related to the issuance of common shares for the acquisition of Smith & Associates.

Net income generated during the first six months of 2007 of $9.4 million was partially offset by cash dividends of $4.4 million, or $.25 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On May 30, 2007, a 5% stock dividend was paid to shareholders of record as of May 11, 2007, representing our seventh consecutive annual stock dividend. All per share and average share information in this report has been adjusted to reflect the effect of the dividend and the split.

The $1.1 million reduction in accumulated other comprehensive income was primarily from a decrease in the market value of securities available for sale as market interest rates have slowly increased since the beginning of the year.

During the second quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program under which the Company may acquire up to $30 million of its outstanding stock. At June 30, 2007, the Company had repurchased 60,000 shares costing approximately $924,000. For further details regarding the stock repurchase program, refer to Part II, Item 2, Changes in Securities and Use of Proceeds.

Our total capital to risk-weighted assets was 11.0% at June 30, 2007 and 10.9% at December 31, 2006. Our Tier 1 Capital as a percent of average assets was 8.5% at both June 30, 2007 and December 31, 2006. Both ratios continue to be maintained at levels in excess of the regulatory minimums for adequately capitalized institutions, the highest classification for bank holding companies. The ratios remained flat since the beginning of the year primarily because our retained earnings have kept pace with the growth in our assets.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2007 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$148,879	(17.71)%	$65,739	0.46%
Interest rates up 100 basis points	164,835	(8.89)	65,641	0.31
No change in interest rates	180,925	---	65,441	---
Interest rates down 100 basis points	193,855	7.15	65,082	(0.55)
Interest rates down 200 basis points	204,725	13.15	64,634	(1.23)

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of July 15, 2007 he had received sale payments of approximately $35.5 million and proceeds of maturities aggregating another $31.5 million.

The receiver on July 21, 2006 filed a proposed amended plan of distribution and related disclosure statement, contemplating a complete liquidation of the assets of Trade Partners. The plan was approved by the Court on January 7, 2007. The receiver reported as of April 15, 2007 that claims against the receivership estate totaling $169,430,383.85, and that all claims have now been processed.

The receiver reports that he commenced distributions on January 19, 2007, and that $47,557,216 had been distributed as of July 15, 2007. The initial distributions are approximately 26.987% of each allowed and approved claim. There may be additional distributions, but the Company does not know when they might be made or in what amount.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. In the second quarter of 2007, the Corporation repurchased 60,000 shares of its common stock in open market transactions under the repurchase plan. The shares were purchased at an average price of $15.39 per share. The Corporation has remaining authority to repurchase up to $29,076,350 of market value of its common stock under the repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

April	---	---	---	---
May	20,000	$ 15.47	20,000	$ 29,670,700
June	40,000	$ 15.36	40,000	$ 29,076,350
Total	60,000	$ 15.39	60,000	$ 29,076,350

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Securities Holders.

a)	The annual meeting of shareholders was held on April 19, 2007, at which the shareholders of Macatawa Bank Corporation voted to elect two directors for a term of three years. The results are as follows:

Director Nominee	For	Withheld

John F. Koetje	14,733,129	362,730
Philip J. Koning	14,428,097	667,762

Item 5. Other Information.

Item 6. Exhibits.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: August 7, 2007

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