Form 10-Q
period 2007-09-30
MACATAWA BANK CORP
filed 2007-11-08
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes [__] No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,000,977 shares of the Company’s Common Stock (no par value) were outstanding as of November 7, 2007.

INDEX

Page Number

Part I Financial Information:

Item 1.
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	9

Item 2.
Management's Discussion and Analysis of
Results of Operations and Financial Condition	22

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk	31

Item 4.
Controls and Procedures	32

Part II Other Information:

Item 1.
Legal Proceedings	32

Item 1.A.
Risk Factors	34

Item 2.
Changes in Securities and Use of Proceeds	34

Item 3.
Defaults Upon Senior Securities	35

Item 4.
Submission of Matters to a Vote of Security Holders	35

Item 5.
Other Information	35

Item 6.
Exhibits	35

Signatures	36

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 (unaudited) and December 31, 2006

(dollars in thousands)	September 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents
Cash and due from banks	$33,186	$39,882
Federal funds sold	--	--

Total cash and cash equivalents	33,186	39,882

Securities available for sale	200,058	198,546
Securities held to maturity	1,920	2,711
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale	1,241	1,547
Total loans	1,736,370	1,711,450
Allowance for loan losses	(25,916)	(23,259)

Net loans	1,710,454	1,688,191

Premises and equipment - net	64,054	60,731
Accrued interest receivable	11,263	11,233
Goodwill	25,919	23,915
Acquisition intangibles	3,135	1,563
Bank-owned life insurance	22,476	21,843
Other assets	16,752	12,379

Total assets	$2,102,733	$2,074,816

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$170,792	$180,032
Interest-bearing	1,351,211	1,487,525

Total deposits	1,522,003	1,667,557

Federal funds purchased	67,974	11,990
Other borrowed funds	299,093	192,018
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	8,694	5,164

Total liabilities	1,939,002	1,917,967

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized;
16,982,794 shares and 16,254,619 issued and outstanding as of
September 30, 2007 and December 31, 2006, respectively	163,514	153,728
Retained earnings	612	4,840
Accumulated other comprehensive loss	(395)	(1,719)

Total shareholders' equity	163,731	156,849

Total liabilities and shareholders' equity	$2,102,733	$2,074,816

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2007 and 2006
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Interest income
Loans, including fees	$32,633	$32,581	$98,195	$91,849
Securities	2,208	1,914	6,616	5,397
FHLB Stock	140	99	420	462
Other	410	185	774	208

Total interest income	35,391	34,779	106,005	97,916

Interest expense
Deposits	15,533	14,340	46,067	38,654
Other	4,023	3,356	11,709	8,890

Total interest expense	19,556	17,696	57,776	47,544

Net interest income	15,835	17,083	48,229	50,372

Provision for loan losses	3,640	490	5,480	1,990

Net interest income after
provision for loan losses	12,195	16,593	42,749	48,382

Noninterest income
Service charges and fees	1,309	1,256	3,757	3,642
Gain on sales of loans	255	365	1,068	1,288
Trust fees	1,263	871	3,669	2,493
Other	1,204	1,011	3,292	2,903

Total noninterest income	4,031	3,503	11,786	10,326

Noninterest expense
Salaries and benefits	6,461	6,193	18,937	18,524
Occupancy of premises	1,057	910	3,132	2,630
Furniture and equipment	983	790	2,807	2,362
Legal and professional fees	313	213	870	694
Marketing and promotion	345	319	1,008	996
Data processing fees	478	440	1,428	1,304
Other	3,095	2,392	8,943	7,166

Total noninterest expenses	12,732	11,257	37,125	33,676

Income before income tax expense	3,494	8,839	17,410	25,032

Income tax expense	1,037	2,830	5,529	8,046

Net income	$2,457	$6,009	$11,881	$16,986

Basic earnings per share	$.14	$.35	$.69	$1.00
Diluted earnings per share	.14	.35	.68	.98
Cash dividends per share	.13	.11	.38	.34

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2007 and 2006
(unaudited)

(dollars in thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net income	$2,457	$6,009	$11,881	$16,986
Other comprehensive income/(loss), net of tax:
Net change in unrealized gains/(losses) on
securities available for sale	1,690	2,022	490	437

Net change in unrealized gains/(losses) on
derivative instruments	698	759	834	129

Comprehensive income	$4,845	$8,790	$13,205	$17,552

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Month Periods Ended September 30, 2007 and 2006
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2006	$136,583	$8,040	$(2,879)	$141,744

Net income for nine months ended September 30, 2006..		16,986		16,986

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities
available for sale			437	437
Net change in unrealized gain/(loss) on derivative
instruments			129	129

Comprehensive income				17,552

Issued 79,217 shares for stock option exercises (net of
4,994 shares exchanged and including $79 of tax benefit)	1,075			1,075

Issued 513,283 shares in payment of 5% stock dividend	15,127	(15,180)		(53)

Issued 5,401,190 shares in payment of 3-for-2 stock split

Stock compensation expense	548			548

Cash dividends at $.34 per share		(5,741)		(5,741)

Balance, September 30, 2006	$153,333	$4,105	$(2,313)	$155,125

Balance, January 1, 2007	$153,728	$4,840	$(1,719)	$156,849

Net income for nine months ended September 30, 2007		11,881		11,881

Other comprehensive income/(loss), net of tax:
Net change in unrealized gain/(loss) on securities
available for sale			490	490
Net change in unrealized gain/(loss) on derivative
instruments			834	834

Comprehensive income				13,205

Issued 38,436 shares for stock option exercises (net
of 3,833 shares exchanged and including $57 of tax benefit)	284			284

Stock compensation expense	445			445

Issued 136,936 shares for acquisition of Smith & Associates	3,150			3,150

Issued 819,223 shares in payment of 5% stock dividend	9,518	(9,536)		(18)

Repurchased 264,500 shares of stock	(3,611)			(3,611)

Cash dividends at $.38 per share		(6,573)		(6,573)

Balance, September 30, 2007	$163,514	$612	$(395)	$163,731

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2007 and 2006
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Cash flows from operating activities
Net income	$11,881	$16,986
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	2,675	2,561
Stock compensation expense	445	548
Provision for loan losses	5,480	1,990
Origination of loans for sale	(70,169)	(76,602)
Proceeds from sales of loans originated for sale	71,543	77,989
Gain on sales of loans	(1,068)	(1,288)
Net change in:
Accrued interest receivable and other assets	1,720	(2,915)
Bank-owned life insurance	(633)	(744)
Accrued expenses and other liabilities	2,145	1,305

Net cash from operating activities	24,019	19,830

Cash flows from investing activities
Loan originations and payments, net	(32,685)	(137,481)
Purchases of securities available for sale	(22,154)	(37,692)
Repurchases by FHLB of FHLB stock	---	995
Maturities and calls of securities available for sale	21,434	1,990
Maturities of securities held to maturity	715	---
Principal paydowns on securities	93	1,355
Additions to premises and equipment	(5,705)	(7,056)

Net cash used in investing activities	(38,302)	(177,889)

Cash flows from financing activities
Net increase (decrease) in deposits	(145,554)	125,044
Net increase (decrease) in short term borrowings	55,984	(25,809)
Proceeds from other borrowed funds	145,000	95,000
Repayments of other borrowed funds	(37,925)	(38,106)
Cash dividends paid	(6,591)	(5,794)
Repurchases of stock	(3,611)	---
Proceeds from exercises of stock options, including tax benefit	284	996

Net cash from financing activities	7,587	151,331

Net change in cash and cash equivalents	(6,696)	(6,728)

Cash and cash equivalents at beginning of period	39,882	49,101

Cash and cash equivalents at end of period	$33,186	$42,373

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Nine Month Periods Ended September 30, 2007 and 2006
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Supplemental cash flow information
Interest paid	$57,371	$46,885
Income taxes paid	5,350	9,265

Supplemental noncash disclosures:
Transfers from loans to other real estate	4,942	2,446

Acquisition of Smith & Associates:
Acquisition intangibles recorded	3,924	--
Other liabilities assumed	774	--
Common stock issued	3,150	--

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2006 Annual Report containing financial statements for the year ended December 31, 2006.

All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2007, the 5% stock dividend distributed on May 30, 2006 and the 3-for-2 stock split distributed on June 29, 2006.

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based compensation cost using the fair value method starting in 2006. For the three month period ended September 30, 2007, the Company recorded compensation cost for stock options of $110,000, or $99,000 after tax, representing $0.01 per share. For the nine month period ended September 30, 2007, the Company recorded compensation cost for stock options of $337,000, or $303,000 after tax, representing $0.02 per share. For the three month period ended September 30, 2006, the Company recorded compensation cost for stock options of $174,000, or $138,000 after tax, representing $0.01 per share. For the nine month period ended September 30, 2006 the Company recorded compensation cost for stock options of $548,000, or $434,000 after tax, representing $0.03 per share.

The Company’s stock compensation plan allows for the issuance of restricted stock awards. Compensation expense is based upon the market price of the Company’s stock at the date of grant and is recognized over the vesting period of the awards. The Company recorded compensation expense of $36,000 and $108,000 for restricted stock awards for the three and nine months ended September 30, 2007, respectively. There was no compensation expense recorded for restricted stock awards for the three and nine months ended September 30, 2006.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 — SECURITIES

The amortized cost and fair values of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values

September 30, 2007
Available for Sale:
U.S. Treasury and federal
agency securities	$149,522	$482	$(898)	$149,106
State and municipal bonds	49,665	532	(222)	49,975
Other equity securities	1,000	--	(23)	977

	$200,187	$1,014	$(1,143)	$200,058

Held to Maturity:
State and municipal bonds	$1,920	$39	$(3)	$1,956

December 31, 2006
Available for Sale:
U.S. Treasury and federal
agency securities	$148,753	$182	$(2,025)	$146,910
State and municipal bonds	49,676	1,042	(63)	50,655
Other equity securities	1,000	--	(19)	981

	$199,429	$1,224	$(2,107)	$198,546

Held to Maturity:
State and municipal bonds	$2,711	$56	$(5)	$2,762

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at September 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2007

U.S. Treasury and federal
agency securities	$--	$--	$93,338	$(898)	$93,338	$(898)
State and municipal bonds	10,060	(105)	4,732	(120)	14,792	(225)
Other equity securities	--	--	977	(23)	977	(23)

Total temporarily impaired	$10,060	$(105)	$99,047	$(1,041)	$109,107	$(1,146)

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2006

U.S. Treasury and federal
agency securities	$5,079	$(15)	$104,727	$(2,010)	$109,806	$(2,025)
State and municipal bonds	864	--	5,561	(68)	6,425	(68)
Other equity securities	--	--	981	(19)	981	(19)

Total temporarily impaired	$5,943	$(15)	$111,269	$(2,097)	$117,212	$(2,112)

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

Contractual maturities of debt securities at September 30, 2007 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$21,750	21,624
Due from one to five years	313	309	130,217	130,005
Due from five to ten years	238	251	25,882	26,177
Due after ten years	1,369	1,396	21,338	21,275

	$1,920	$1,956	$199,187	$199,081

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 – LOANS

Loans were as follows (in thousands):

	September 30, 2007	December 31, 2006

Commercial	$427,508	$416,135
Commercial mortgage	872,173	875,717
Residential mortgage	245,664	224,836
Consumer	191,025	194,762

	1,736,370	1,711,450
Allowance for loan losses	(25,916)	(23,259)

	$1,710,454	$1,688,191

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Balance at beginning of period	$23,943	$22,145	$23,259	$20,992
Provision for loan losses	3,640	490	5,480	1,990
Charge-offs	(1,704)	(278)	(2,999)	(858)
Recoveries	37	70	176	303

Balance at end of period	$25,916	$22,427	$25,916	$22,427

Impaired loans were as follows at period end (dollars in thousands):

	September 30, 2007	December 31, 2006

Loans with no allocated allowance
for loan losses	$9,505	$3,059
Loans with allocated allowance for
loan losses	36,263	2,718

	$45,768	$5,777

Amount of the allowance for loan
losses allocated	$5,390	$400

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 – LOANS (Continued)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Average of impaired loans during the period	$22,656	$4,467
Interest income recognized during impairment	0	0
Cash-basis interest income recognized	0	0

Nonperforming loans were as follows at period-end (dollars in thousands):

	September 30, 2007	December 31, 2006

Loans past due over 90 days still on accrual	$1,202	$16,479
Nonaccrual loans	42,741	5,811
Renegotiated loans	4,760	---

	$48,703	$22,290

NOTE 5 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006

Noninterest-bearing demand	$170,792	$180,032
Money market	377,579	459,230
NOW and Super NOW	263,068	265,679
Savings	39,902	40,160
Certificates of deposit	670,662	722,456

	$1,522,003	$1,667,557

Approximately $432,142,000 and $504,274,000 in time certificates of deposit were in denominations of $100,000 or more at September 30, 2007 and December 31, 2006.

Brokered deposits totaled approximately $182,834,000 and $272,896,000 at September 30, 2007 and December 31, 2006. At September 30, 2007 and December 31, 2006, brokered deposits had interest rates ranging from 3.30% to 5.20%, and 3.30% to 5.49%, respectively. At September 30, 2007, maturities ranged from one to thirty-five months.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, and were as follows (in thousands):

Federal Home Loan Bank Advances

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2007

Single maturity fixed rate advances	$175,000	October 2007 to May 2010	4.80%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	8,093	February 2008 to July 2018	3.82%

	$214,093

December 31, 2006

Single maturity fixed rate advances	$132,000	April 2007 to May 2010	4.63%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	9,018	February 2008 to July 2018	3.86%

	$172,018

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by residential and commercial real estate loans totaling $608,489,000 and $596,829,000 under a blanket lien arrangement at September 30, 2007 and December 31, 2006. Maturities as of September 30, 2007 were as follows (in thousands):

2007	$70,000
2008	70,523
2009	25,237
2010	41,000
2011	--
Thereafter	7,333

$214,093

Securities Sold Under Agreements to Repurchase

Principal Terms	Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2007

Fixed rate borrowings	$65,000	February 2009 to March 2010	4.83%
Floating rate borrowings	20,000	August 2009 to August 2010	5.72%

	$85,000

December 31, 2006

Floating rate borrowings	$20,000	August 2009 to August 2010	5.78%

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – OTHER BORROWED FUNDS (continued)

Securities sold under agreements to repurchase (“repo borrowings”) are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities that had a carrying amount of approximately $91,428,000 and $21,399,000 at September 30, 2007 and December 31, 2006. At maturity, the securities underlying the arrangements are returned to the company. Maturities as of September 30, 2007 were as follows (in thousands):

2007	$--
2008	--
2009	45,000
2010	40,000
2011	--
Thereafter	--

$85,000

NOTE 7 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans). The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock. The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 785,269 shares under the Employees’ Plans and 175,711 shares under the Directors’ Plans available for future issuance as of September 30, 2007. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2007, the 5% stock dividend distributed on May 30, 2006 and the 3-for-2 stock split distributed on June 29, 2006. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

Stock Options

Option awards are granted with an exercise price equal to the market price at the date of grant. Option awards have vesting periods ranging from one to three years and have ten year contractual terms.

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,025,783	$14.29
Exercised	(43,301)	7.86
Forfeited	(6,773)	22.77

Outstanding at September 30, 2007	975,709	$14.51	6.18	$1,979

Exercisable at September 30, 2007	726,580	$12.10	4.45	$1,979

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – STOCK-BASED COMPENSATION (continued)

There were no options granted during the three and nine months ended September 30, 2007. The weighted-average fair value of the 4,710 options granted during the three and nine months ended September 30, 2006 was $5.65 per option.

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $132,000 and $169,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $354,000 and $1.6 million, respectively.

There were no options vested during the three and nine months ended September 30, 2007. The total fair value of options vested during the three and nine months ended September 30, 2006 was $298,000 and $330,000, respectively.

As of September 30, 2007, there was approximately $715,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

A summary of nonvested stock awards activity in the plans is as follows (dollars in thousands, except per option data):

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2007	22,491	$19.52
Granted	157	19.02
Vested	---	---
Forfeited	(2,099)	19.52

Nonvested at September 30, 2007	20,549	$19.52

As of September 30, 2007, there was $310,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 2.3 years. There were no shares vested during the three and nine month periods ended September 30, 2007 and 2006.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Basic earnings per share
Net income	$2,457	$6,009	$11,881	$16,986

Weighted average common
shares outstanding	17,082,023	17,025,110	17,156,961	17,002,363

Basic earnings per share	$0.14	$0.35	$0.69	$1.00

Diluted earnings per share
Net income	$2,457	$6,009	$11,881	$16,986

Weighted average common
shares outstanding	17,082,023	17,025,110	17,156,961	17,002,363
Add: Dilutive effects of assumed
exercise of stock options	150,686	360,631	212,452	394,702

Weighted average common and
dilutive potential common
shares outstanding	17,232,709	17,385,741	17,369,413	17,397,065

Diluted earnings per share	$0.14	$0.35	$0.68	$0.98

Stock options and restricted stock awards for 513,705 and 240,982 shares of common stock for the three months ended September 30, 2007 and September 30, 2006, respectively were not considered in computing diluted earnings per share because they were antidilutive.

Stock options and restricted stock awards for 358,307 and 240,982 shares of common stock for the nine months ended September 30, 2007 and September 30, 2006, respectively were not considered in computing diluted earnings per share because they were antidilutive.

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

The Company has entered into interest rate swap arrangements (“swaps”), all of which are classified as cash flow hedges that convert the variable rate cash inflows on certain of its loans to fixed rates of interest. These swaps pay interest to the Company at a fixed rate and require interest payments from the Company at a variable rate. All of these swaps were fully effective during 2006 and the first nine months of 2007. At September 30, 2007, it is anticipated that approximately $223,000, net of tax, of net unrealized losses on these cash flow hedges will be reclassified to earnings over the next twelve months.

Summary information about interest rate swaps were as follows (dollars in thousands).

	September 30, 2007	December 31, 2006

Notional amounts	$60,000	$80,000
Weighted average pay rates	7.75%	8.25%
Weighted average receive rates	6.65%	6.42%
Weighted average maturity	1.8 years	2.0 years
Unrealized loss related to interest rate swaps	$(479)	$(1,762)

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

At September 30, 2007 and December 31, 2006, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2007
Total capital (to risk weighted assets)
Consolidated	$198,971	10.9%	$145,838	8.0%	N/A	N/A
Bank	196,690	10.8	145,811	8.0	$182,264	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	176,184	9.7	72,919	4.0	N/A	N/A
Bank	173,907	9.5	72,906	4.0	109,358	6.0
Tier 1 capital (to average assets)
Consolidated	176,184	8.4	83,616	4.0	N/A	N/A
Bank	173,907	8.3	83,516	4.0	104,395	5.0

December 31, 2006
Total capital (to risk weighted assets)
Consolidated	$196,256	10.9%	$144,677	8.0%	N/A	N/A
Bank	189,403	10.5	144,492	8.0	$180,615	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	171,650	9.5	72,338	4.0	N/A	N/A
Bank	166,826	9.2	72,246	4.0	108,369	6.0
Tier 1 capital (to average assets)
Consolidated	171,650	8.5	80,746	4.0	N/A	N/A
Bank	166,826	8.3	80,602	4.0	100,752	5.0

The Bank was categorized as well capitalized at September 30, 2007 and December 31, 2006. There are no conditions or events since September 30, 2007 that management believes have changed its category.

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

The West Michigan markets within which we operate continue to provide expansion opportunities for us. We opened our twenty-sixth branch in Cascade on the east side of the greater Grand Rapids area during the second quarter of 2007. Because of the significance of the greater Grand Rapids market and the great opportunity for market share growth, we anticipate additional branch openings in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets. We anticipate that we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended September 30, 2007 was $2.5 million, a decrease of 59% as compared to third quarter 2006 net income of $6.0 million. Earnings per share on a diluted basis were $0.14 for the third quarter of 2007 compared to $0.35 for the same period in 2006. Net income for the nine months ended September 30, 2007 was $11.9 million, a decrease of 30% compared to the $17.0 million for the same period in the prior year. Earnings per share on a diluted basis were $0.68 for the nine months ended September 30, 2007 compared to $0.98 for the same period in the prior year.

The decreases in net income for both the three and nine months ended September 30, 2007 compared to the same periods in the prior year were primarily due to increases in the provision for loan losses and noninterest expense, a decrease in net interest income and partially offset by increases in noninterest income.

Net Interest Income: Net interest income totaled $15.8 million for the third quarter of 2007, a decrease of $1.2 million, or 7%, as compared to the third quarter of 2006. Net interest income for the first nine months of 2007 totaled $48.2 million, a decrease of $2.1 million or 4% as compared to $50.4 million for the same period in 2006. The decrease in net interest income for both the three and nine month periods was from a decline in the net interest margin partially offset by an increase in average earning assets. Average earning assets increased $93.0 million, or 5%, to $1.97 billion for the third quarter of 2007 compared to $1.87 billion for the third quarter of 2006. Average earning assets increased $145.5 million, or 8%, to $1.96 billion for the nine month period ended September 30, 2007 compared to $1.81 billion for the same period of the prior year. The net interest margin decreased 42 basis points for both the third quarter and the first nine months of 2007 to 3.20% and 3.29%, respectively, when compared to the same periods in the prior year.

The yield on earning assets decreased by 22 basis points for the three months ended September 30, 2007 and increased one basis point for the nine months ended September 30, 2007 as compared to the same periods in the prior year. The cost of funds increased 18 basis points and 45 basis points, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in the prior year. The increase in nonperforming loans that has occurred in 2007 has had a negative impact on the overall loan portfolio yield and is the primary reason for the decrease in yield on earning assets for the third quarter of 2007. Also contributing to the decrease has been the preference of our loan customers to utilize the generally lower rate fixed rate products over variable rate products during the period since June of 2006 in which long-term rates have been generally lower than short-term rates. The rise in short-term rates that occurred through June of 2006 resulted in an increase in loan yields offsetting the impact of the items noted above when comparing the nine month periods.

An increase in the rates paid on our deposit accounts, the rollover of time deposits at higher rates and a shift to higher costing sources of funds are the primary reasons for the increase in the cost of funds. The rates paid on time deposits and other rate sensitive products have reached attractive levels causing deposit customers to shift funds from transaction accounts, primarily non-interest demand and money market accounts, into these higher rate accounts. The cost of funds, however, has stablilized as the majority of time deposits have repriced within the current rate environment, and the extent of balances shifting to higher costing sources has declined.

Anticipated growth in earning assets is expected to continue at lower levels than we have experienced in the past due to the generally weak economic conditions in Michigan. The recent 50 basis point cut in the Federal funds and prime rates will have a negative impact on net interest income in the near term, although over a full twelve month period the overall impact on earnings is expected to be neutral. Our variable rate loan portfolio exceeds the level of variable rate funding, but the fixed rate funding portfolio that reprices over the next twelve months is expected to offset this excess.

The following table shows an analysis of net interest margin for the three-month periods ending September 30, 2007 and 2006.

	For the three months ended September 30,

	2007			2006

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$148,480	$1,663	4.48%	$130,103	$1,378	4.23%
Tax-exempt securities (1)	51,588	545	6.50%	50,833	536	6.49%
Loans(2)	1,722,511	32,633	7.43%	1,665,239	32,581	7.68%
Federal Home Loan Bank stock	12,275	140	4.44%	13,045	99	2.98%
Federal funds sold	31,301	410	5.13%	13,971	185	5.19%

Total interest earning assets (1)	1,966,155	35,391	7.13%	1,873,191	34,779	7.35%

Noninterest earning assets:
Cash and due from banks	31,687			37,700
Other	118,632			99,949

Total assets	$2,116,474			$2,010,840

Liabilities
NOWs and MMDAs	$747,614	6,896	3.66%	$681,927	6,008	3.50%
Savings	41,082	59	0.57%	41,385	61	0.58%
IRAs	43,864	531	4.80%	37,380	409	4.34%
Time deposits	651,293	8,047	4.91%	670,587	7,862	4.65%
Other borrowed funds	244,039	3,102	4.98%	192,443	2,337	4.75%
Long-term debt	41,238	871	8.27%	41,238	879	8.34%
Federal funds borrowed	3,793	50	5.14%	11,408	140	4.80%

Total interest bearing liabilities	1,772,923	19,556	4.36%	1,676,368	17,696	4.18%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	170,501			174,287
Other noninterest bearing liabilities..	6,854			7,038
Shareholders' equity	166,196			153,147

Total liabilities and shareholders' equity	$2,116,474			$2,010,840

Net interest income		$15,835			$17,083

Net interest spread (1)			2.77%			3.17%
Net interest margin (1)			3.20%			3.62%
Ratio of average interest earning assets to
average interest bearing liabilities	110.90%			111.74%
(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans.

The following table shows an analysis of net interest margin for the nine-month periods ending September 30, 2007 and 2006.

	For the nine months ended September 30,

	2007			2006

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$149,203	$4,971	4.44%	$122,116	$3,789	4.13%
Tax-exempt securities (1)	52,023	1,645	6.48%	50,904	1,608	6.48%
Loans(2)	1,723,665	98,195	7.53%	1,619,458	91,849	7.50%
Federal Home Loan Bank stock	12,275	420	4.51%	13,619	462	4.47%
Federal funds sold	19,807	774	5.15%	5,360	208	5.11%

Total interest earning assets (1)	1,956,973	106,005	7.22%	1,811,457	97,916	7.21%

Noninterest earning assets:
Cash and due from banks	31,276			36,629
Other	115,206			98,056

Total assets	$2,103,455			$1,946,142

Liabilities
NOWs and MMDAs	$738,514	20,190	3.65%	$638,227	14,987	3.14%
Savings	41,397	179	0.58%	41,411	179	0.58%
IRAs	42,744	1,519	4.75%	35,774	1,119	4.18%
Time deposits	661,836	24,179	4.88%	677,545	22,369	4.41%
Other borrowed funds	236,373	8,853	4.94%	170,294	5,761	4.46%
Long-term debt	41,238	2,583	8.26%	41,238	2,474	7.91%
Federal funds borrowed	6,674	273	5.39%	17,929	655	4.82%

Total interest bearing liabilities	1,768,776	57,776	4.36%	1,622,418	47,544	3.91%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	164,211			167,278
Other noninterest bearing liabilities..	6,365			7,406
Shareholders' equity	164,103			149,040

Total liabilities and shareholders' equity	$2,103,455			$1,946,142

Net interest income		$48,229			$50,372

Net interest spread (1)			2.87%			3.30%
Net interest margin (1)			3.29%			3.71%
Ratio of average interest earning assets to
average interest bearing liabilities	110.64%			111.65%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans.

Provision for Loan Losses: The provision for loan losses for the three and nine month periods ended September 30, 2007 was $3.6 million and $5.5 million compared to $490,000 and $2.0 million for the same periods in the prior year. The provision for loan losses was up due to both higher net charge-offs and higher levels of nonperforming loans for both the three and nine month periods. The amounts of loan loss provision in both the current and prior year period were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2007 increased to $4.0 million and $11.8 million, respectively, from $3.5 million and $10.3 million for the same periods in the prior year. An increase in trust fee income of $392,000 and $1.2 million for the three and nine month periods was the primary reason for the overall increase in noninterest income. The majority of the increase in trust fees is related to the impact of customer relationships added from the Smith & Associates acquisition on January 1, 2007. The increase of $193,000 and $389,000 in other income for the three and nine month periods was primarily from increases in brokerage fees and ATM/Debit card fees associated with continued growth in those service areas. Revenue from service charges on deposits increased modestly, partially offsetting the slight declines in gains on loans sold during both the three and nine month periods. Gains on loans sold during the nine month period in the prior year included gains of $59,000 on the sale of SBA guaranteed loans.

Noninterest Expense: Noninterest expense for the three and nine month periods ended September 30, 2007 increased to $12.7 million and $37.1 million, respectively, from $11.3 million and $33.7 million for the same periods in the prior year. Increases in salaries and benefits, occupancy and furniture and equipment costs for both the three and nine month periods are primarily associated with the new Asset Management Services group and the opening of four new facilities since the beginning of the year.

The increase of $703,000 and $1.8 million in other expense for the three and nine month periods include costs associated with the new service and facility additions, carrying costs associated with nonperforming assets and increased FDIC assessments. Costs associated with nonperforming assets include legal costs, losses on disposition, property appraisals and other carrying costs. These costs increased by $250,000 and $470,000 for the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year. FDIC assessments increased by $249,000 and $654,000 for three and nine month periods related to a change by the FDIC in their charges for all banks effective January 1, 2007. Although we expect noninterest expense levels to generally rise with our growth, we expect efficiency to improve by better utilizing our capacity as we grow. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

FINANCIAL CONDITION

Summary: Total assets were $2.10 billion at September 30, 2007, an increase of $28 million from $2.07 billion at December 31, 2006. The growth in assets was primarily from an increase of $25.0 million in total portfolio loans funded by an increase in borrowed funds.

Securities Available for Sale: Securities available for sale were $200.1 million at September 30, 2007 compared to $198.5 million at December 31, 2006. The increase was primarily from the purchase of U.S. Government Agency bonds, partially offset by calls and maturities of U.S. Government Agency bonds.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.74 billion at September 30, 2007 compared to $1.71 billion at December 31, 2006. In recent quarters, residential mortgage loans have lead our loan portfolio growth. Because of the relatively short duration of our assets, we have viewed the recent improvement in rates on residential mortgage loans as an opportunity to hold more of these higher quality loans in our portfolio. Of the $25.0 million in total loan growth during the first nine months of 2007, $20.8 million was from our residential mortgage loan portfolios.

Commercial and industrial loans increased $11.4 million, commercial real estate loans declined $3.5 million and consumer loans declined $3.7 million for the first nine months of 2007. The slower loan growth in recent quarters is a reflection of the weak economic conditions in West Michigan and our interest in maintaining the quality of our loan portfolio. In particular, deterioration in residential land development has impacted both asset growth and asset quality.

Commercial and commercial real estate loans still remain our largest loan segment and accounted for approximately 75% of the total loan portfolio at both September 30, 2007 and December 31, 2006. Residential mortgage loans and consumer loans comprised 14% and 11% of total loans at September 30, 2007, and 13% and 12% at December 31, 2006.

Within the commercial portfolio we have focused more of our resources on growing our commercial and industrial loans to help diversify our overall portfolio. Our commercial and industrial portfolio was $428 million at September 30, 2007 and represented 33% of our commercial portfolio, up from 32% at December 31, 2006. A further breakdown of the composition of commercial loans is shown in the table below (in thousands):

	September 30, 2007	December 31, 2006

Construction/Land Development	$354,897	$360,372
Farmland and Agriculture	25,438	37,426
Nonfarm, Nonresidential	454,220	439,436
Multi-family	37,618	38,483

Total Commercial Real Estate Loans	872,173	875,717
Commercial and Industrial	427,508	416,135

Total Commercial Loans	$1,299,681	$1,291,852

Commercial construction and land development loan balances decreased $5.5 million during 2007 and represented approximately 41% of the commercial real estate loan portfolio. Residential land development loans totaled $260.1 million, or 30%, of the commercial real estate loan portfolio. Approximately 60% of the balance in the construction and land development category and approximately 98% of the balance in the multi-family category were comprised of non-owner occupied loans at September 30, 2007. Approximately two-thirds of the balance in the construction and land development category and the entire balance in the multi-family category were comprised of non-owner occupied loans at December 31, 2006.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Our nonperforming loans include loans on non-accrual status, restructured loans, real estate loans in redemption, as well as loans delinquent more than 90 days, but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans.

Nonperforming loans increased to $48.7 million or 2.80% of total loans at September 30, 2007 from 1.30% at December 31, 2006. Approximately 91%, or $44.2 million, of this total relates to commercial real estate loans. Of the $44.2 million, approximately 80% are associated with residential land development. This category of loans is the primary cause for the increase in nonperforming loans. Two large credits within this category constitute approximately $23.9 million of the total nonperforming loans. The remaining balance of nonperforming loans are primarily a number of smaller balance commercial loans considered to be well collateralized or adequately reserved.

Foreclosed and repossessed assets were $6.3 million at September 30, 2007 and are comprised of a number of commercial and residential properties for which carrying values are considered to be fully collectible.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	September 30, 2007	December 31, 2006

Nonaccrual loans	$42,741	$5,811
Renegotiated loans	4,760	-
Loans 90 days past due and still accruing	1,202	16,479

Total nonperforming loans	48,703	22,290
Foreclosed assets	6,095	3,212
Repossessed assets	158	81

Total nonperforming assets	$54,956	$25,583

Nonperforming loans to total loans	2.80%	1.30%
Nonperforming assets to total assets	2.61%	1.23%

Allowance for loan losses: The allowance for loan losses as of September 30, 2007 was $25.9 million or 1.49% of total portfolio loans, compared to $23.3 million or 1.36% of total portfolio loans at December 31, 2006. Net charge-offs for the nine months ended September 30, 2007 totaled $2.8 million as compared to $554,000 for the same period in 2006. The ratio of net charge-offs to average loans was 0.22% on an annualized basis for the first nine months of 2007 compared to 0.05% for the first nine months of 2006. The provision for loan losses increased $3.5 million to $5.5 million for the nine months ended September 30, 2007 compared to $2.0 million for the same period of the prior year primarily due to the increase in net charge-offs and in response to the higher levels of non-performing loans.

Our allowance for loan losses is maintained at a level considered appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance is comprised of several key elements, which include specific allowances for loans considered impaired, formula allowance for graded loans, general allocations based on historical trends for pools of similar loan types, and under certain circumstances, an unallocated reserve related to current market conditions that are pertinent to certain aspects of the loan portfolio.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Impaired loans increased to $45.8 million at September 30, 2007 from $5.3 million at December 31, 2006. The specific allowance for impaired loans was $5.4 million at September 30, 2007 and $400,000 at December 31, 2006. The increase is primarily due to the growing weakness in our residential land development loans. Many of the loans identified as impaired at September 30, 2007 had been identified as potential problem loans previously and had risk grade determined allowance allocations assigned to them prior to September 30, 2007.

The allowance allocated to commercial loans that are not considered to be impaired is based upon the internal risk grade of such loans or based on similar types of loans for which a change in market conditions exists. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. In addition, similar types of graded loans may be segregated based on collateral or purpose characteristics. An allowance for these types may be established due to a change in economic conditions and trends for that type. These factors are regularly monitored and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $18.2 million at September 30, 2007 compared to $21.0 million at December 31, 2006 and decreased primarily in response to the migration of specific commercial loans to an impaired status.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $2.3 million at September 30, 2007 compared to $1.8 million at December 31, 2006. The increase was primarily related to an increase in loans delinquent more than 30 days.

Deposits and Other Borrowings: Total deposits decreased $145.6 million to $1.52 billion at September 30, 2007 compared to $1.67 billion at December 31, 2006. Balances in the Company’s institutional money market accounts declined by $100 million since December 31, 2006. During the third quarter of 2007, one of the Company’s institutional depositors withdrew approximately $104 million. The withdrawals were associated with planned distributions and the depositor remains an excellent customer of the Company. The Company also reduced its holdings of deposits generated from out-of-market brokers during the year. Brokered deposits have declined $90.1 million since December 31, 2006. Accordingly, growth from deposits within the Company’s markets has been approximately $45 million since the beginning of the year. The increase in local deposits, combined with an increase in other borrowings at more attractive terms and pricing, allowed the Company to reduce its reliance on brokered deposits. The growth in deposits within the Company’s markets was primarily from money market accounts and certificates of deposit, as deposit customers continue to prefer such accounts within the current rate environment. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The increase of $56.0 million in Federal funds purchased and $107.1 million in other borrowed funds was largely related to the drop in deposits discussed above. The increase in other borrowed funds was related to an increase of $65.0 million in securities sold under agreements to repurchase (“repo borrowings”) and $42.1 million of Federal Home Loan Bank advances. Since the third quarter of 2006, the bank has utilized repo borrowings as an alternative source of funds because of the favorable pricing and structure of these instruments compared to other alternatives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $6.9 million during the first nine months to $163.7 million at September 30, 2007 primarily from the retention of earnings. Also contributing to the increase was an additional $3.1 million in capital related to the issuance of common shares for the acquisition of Smith & Associates.

Net income generated during the first nine months of 2007 of $11.9 million was partially offset by cash dividends of $6.6 million, or $.38 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future. We have also paid a stock dividend each year beginning in 2001. On May 30, 2007, a 5% stock dividend was paid to shareholders of record as of May 11, 2007, representing our seventh consecutive annual stock dividend. All per share and average share information in this report has been adjusted to reflect the effect of the dividend and the split.

The $1.3 million increase in accumulated other comprehensive income was primarily from an increase in the market value of interest rate swaps and securities available for sale as market interest rates have decreased since the beginning of the year.

During the second quarter of 2007, the Company’s Board of Directors authorized a stock repurchase program under which the Company may acquire up to $30 million of its outstanding stock. At September 30, 2007, the Company had repurchased 264,500 shares costing approximately $3.6 million. For further details regarding the stock repurchase program, refer to Part II, Item 2, Changes in Securities and Use of Proceeds.

Our total capital to risk-weighted assets was 10.9% at both September 30, 2007 and December 31, 2006. Our Tier 1 Capital as a percent of average assets was 8.4% at September 30, 2007 and 8.5% at December 31, 2006. Both ratios continue to be maintained at levels well in excess of the regulatory minimums for bank holding companies. The ratios remained flat since the beginning of the year primarily because our retained earnings have kept pace with the growth in our assets.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2007 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change		Net Interest Income	Percent Change

Interest rates up 200 basis points	$156,074	(17.7	0)%	$61,894	0.29%
Interest rates up 100 basis points	174,053	(8.22)		61,895	0.29
No change in interest rates	189,641	--		61,717	--
Interest rates down 100 basis points	202,066	6.55		61,430	(0.47)
Interest rates down 200 basis points	210,453	10.97		61,062	(1.06)

This analysis suggests that net interest income will stay within a narrow range over the next twelve months under the differing rate scenarios.

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of October 15, 2007 he had received sale payments of approximately $37.5 million and proceeds of maturities aggregating another $31.6 million.

The receiver on July 21, 2006 filed a proposed amended plan of distribution and related disclosure statement, contemplating a complete liquidation of the assets of Trade Partners. The plan was approved by the Court on January 7, 2007. The receiver reported as of April 15, 2007 that claims against the receivership estate totaling $169,430,383.85, and that all claims have now been processed.

The receiver reports that he commenced distributions on January 19, 2007, and that $46,940,265 had been distributed as of October 15, 2007, of which $43,155,155 was distributed with respect to claims of investors. There may be additional distributions, but the Company does not know when they might be made or in what amount.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. In the third quarter of 2007, the Corporation repurchased 204,500 shares of its common stock in open market transactions under the repurchase plan. The shares were purchased at an average price of $13.14 per share. The Corporation has remaining authority to repurchase up to $26,388,575 of market value of its common stock under the repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Parat of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

July	---	---	---	---

August	150,000	$13.04	150,000	$27,119,800

September	54,500	$13.42	54,500	$26,388,575

Total	204,500	$13.14	204,500	$26,388,575

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION /s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chairman and Chief Executive Officer

/s/ Jon W. Swets —————————————— Jon W. Swets Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: November 7, 2007

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