Form 10-K
period 2007-12-31
MACATAWA BANK CORP
filed 2008-03-14
CIK 1053584

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes [ X ] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [__] Accelerated filer [ X ] Non-accelerated filer [__] Smaller reporting company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [__]    No [ X ]

As of June 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $251,909,616 based on the closing sale price of $15.91 as reported on the National Association of Securities Dealers Automated Quotation System. As of March 7, 2008, there were 16,976,525 outstanding shares of Company’s common stock (no par value). Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2008 are incorporated by reference into Part II and Part III of the Report.

PART I

ITEM 1:	Business

        As used in this Annual Report, the terms “we,” “us,” “our” and “Macatawa” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.

General

        Macatawa Bank Corporation is a Michigan corporation and is a financial holding company and the bank holding company for its wholly owned banking subsidiary, Macatawa Bank, as well as Macatawa Investment Services, Inc., Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective November 1, 2006, Macatawa Investment Services, Inc. ceased doing business as a registered broker-dealer. On November 1, 2006 Macatawa Bank began offering brokerage services to its customers through an arrangement with Infinex Investments, Inc. (“Infinex”). Infinex is a full services investment provider, a registered broker-dealer and a member of the National Association of Securities Dealers (NASD) and the Securities Investor Protection Corporation (SIPC). As more fully discussed in our Form 8-K dated October 11, 2006, Macatawa Bank Corporation entered into an Agreement and Plan of Merger with the Smith & Associates investment advisory firm based in Holland, Michigan. The Smith & Associates acquisition became effective on January 1, 2007 and that business is now part of Macatawa Bank. Effective January 9, 2002, Macatawa Bank Corporation elected to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act. Macatawa Bank commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), and its results are included in the consolidated statements of income since this effective date. To achieve further synergies from the Grand Bank acquisition, we merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. At the same time, Grand Bank Mortgage Company was merged into Macatawa Bank Mortgage Company.

        Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-six branch offices and a lending and operational service facility offering commercial and personal banking services, including checking and savings accounts (including certificates of deposit), cash management, safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans in Kent County, Ottawa County, and northern Allegan County, Michigan. Other service delivery channels we offer include ATMs, internet banking, telephone banking and debit cards. Macatawa Bank provides various brokerage services including discount brokerage through Infinex, personal financial planning and consultation regarding mutual funds. Macatawa Statutory Trust I is a grantor trust that issued a pooled trust preferred security in July, 2003. Macatawa Statutory Trust II is a grantor trust that issued a pooled trust preferred security in March, 2004. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis. As of December 31, 2007, we had total assets of $2.13 billion, total deposits of $1.52 billion, approximately 100,000 deposit accounts and shareholders’ equity of $160.6 million.

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

        Deposits are gathered primarily from the communities we serve through our network of 26 branches. We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit having many options in their terms.

        We set our deposit pricing to be competitive with other banks in our market area. We periodically purchase brokered deposits to supplement funding needs. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 13% of total deposits at December 31, 2007 and approximately 16% at December 31, 2006. We operate in a very competitive environment, competing with other local banks similar in size and with significantly larger regional banks. We monitor rates at other financial institutions in the area to ascertain that our rates are competitive with the market. We also attempt to offer a wide variety of products to meet the needs of our customers.

        Deposit Portfolio Composition. The following table sets forth the average deposit balances and the weighted average rates paid thereon.

(Dollars in thousands)	Average for the Year

	2007		2006		2005

	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Noninterest bearing demand	$165,059	--	$167,144	--	$164,184	--
Interest bearing demand	704,723	3.5%	655,549	3.3%	608,718	2.0%
Savings	40,957	0.6%	40,827	0.6%	40,674	0.5%
Time	696,759	4.9%	710,924	4.5%	576,843	3.5%

Total deposits	$1,607,498	3.7%	$1,574,444	3.4%	$1,390,419	2.3%

        The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2007:

(Dollars in thousands)	Amount

Three months or less	$115,856
Over 3 months through 6 months	127,953
Over 6 months through 1 year	100,879
Over 1 year	113,081

Total	$457,769

        Lending Activities.

        Loan Portfolio Composition. The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

(Dollars in thousands)	Year Ended December 31

	2007		2006		2005		2004		2003

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$855,882	49%	$875,717	51%	$793,919	51%	$676,637	48%	$536,884	46%
Residential real estate	266,325	15%	224,836	13%	223,390	15%	218,999	16%	172,647	15%
Other commercial	438,743	25%	416,135	25%	359,036	23%	338,398	24%	312,131	27%
Consumer	189,682	11%	194,762	11%	171,534	11%	162,353	12%	135,445	12%

Total loans	$1,750,632	100%	$1,711,450	100%	$1,547,879	100%	$1,396,387	100%	$1,157,107	100%

Less:

Allowance for loan losses	(33,422)		(23,259)		(20,992)		(19,251)		(16,093)

Total loans receivable, net	$1,717,210		$1,688,191		$1,526,887		$1,377,136		$1,141,014

        Nonperforming Assets. The following table shows the composition and amount of our nonperforming assets.

	December 31

(Dollars in thousands)	2007	2006	2005	2004	2003

Nonaccrual loans	$70,999	$5,811	$3,977	$3,249	$1,717
Loans 90 days or more delinquent and still accruing	2,872	16,479	227	772	2,308
Restructured loans	38	--	--	--	--

Total nonperforming loans	$73,909	$22,290	$4,204	$4,021	$4,025

Foreclosed assets	5,704	3,212	527	1,850	464
Repossessed assets	172	81	165	--	4

Total nonperforming assets	$79,785	$25,583	$4,896	$5,871	$4,493

Nonperforming loans to total loans	4.22%	1.30%	.27%	.29%	.35%
Nonperforming assets to total assets	3.75%	1.23%	.26%	.35%	.32%

The increase in nonperforming loan balances in 2007 is more fully discussed under the section Loan Portfolio and Asset Quality included in the Management Discussion and Analysis of Results of Operations and Financial Condition.

        Loan Loss Experience. The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

	December 31

(Dollars in thousands)	2007	2006	2005	2004	2003

Loans:
Average daily balance of loans for the year	$1,725,453	$1,635,391	$1,471,404	$1,290,338	$1,046,731
Amount of loans outstanding at end of period	1,750,632	1,711,450	1,547,879	1,396,387	1,157,107

Allowance for loan losses:
Balance at beginning of year	$23,259	$20,992	$19,251	$16,093	$13,472
Addition to allowance charged to operations	15,750	7,715	3,675	7,890	4,105
Loans charged-off:
Commercial	(5,065)	(5,601)	(1,842)	(4,833)	(1,308)
Residential Real Estate	(139)	(43)	(24)	(21)	(50)
Consumer	(716)	(410)	(371)	(91)	(187)
Recoveries:
Commercial	263	399	261	180	26
Residential Real Estate	2	10	17	11	17
Consumer	68	197	25	22	18

Balance at end of year	$33,422	$23,259	$20,992	$19,251	$16,093

Ratios:
Net charge-offs to average loans outstanding	0.32%	0.33%	0.13%	0.37%	0.14%
Allowance for loan losses to loans outstanding at year end	1.91%	1.36%	1.36%	1.38%	1.39%

        Allocation of the Allowance for Loan Losses. The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.

(Dollars in thousands)	Year Ended December 31

	2007		2006		2005		2004		2003

	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and
commercial real
estate	$31,132	74.0%	$21,417	75.5%	$18,883	74.5%	$17,324	72.7%	$14,371	73.4%
Real estate mortgages	699	15.2%	502	13.1%	463	14.4%	476	15.7%	360	14.9%
Consumer	1,591	10.8%	1,340	11.4%	1,646	11.1%	1,243	11.6%	1,074	11.7%
Unallocated	--	--	--	--	--	--	208	--	288	--

Total	$33,422	100%	$23,259	100%	$20,992	100	$19,251	100%	$16,093	100.0%

        Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the amount of total loans outstanding as of December 31, 2007 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(dollars in thousands)	Maturing

	Within One Year	After One, But Within Five Years	After Five Years	Total

Commercial real estate	$403,093	$395,913	$56,876	$855,882
Residential real estate	67,785	34,731	163,809	266,325
Other commercial	255,856	167,464	15,423	438,743
Consumer	7,395	91,476	90,811	189,682

Totals	$734,129	$689,584	$326,919	$1,750,632

Allowance for loan losses				(33,422)

Total loans receivable, net				$1,717,210

        Interest Sensitivity. Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates at December 31, 2007.

(dollars in thousands)	Fixed Rate (a)	Variable Rate (a)	Total

Due within 3 months	$40,504	$700,620	$741,124
Due after 3 months, but within 1 year	96,577	14,802	111,379
Due after one but within 5 years	571,209	56,323	627,532
Due after 5 years	197,572	2,026	199,598

Total	$905,862	$773,771	$1,679,633

Allowance for loan losses			(33,422)

Total loans receivable, net			$1,646,211

        (a)        Does not include loans on non-accrual.

        Residential Real Estate Loans. We originate owner-occupied residential mortgage loans, which are generally long-term with either fixed or variable interest rates. Our general policy, which is subject to review by our management as a result of changing market and economic conditions and other factors, is to sell the majority of our residential mortgage loans in the secondary market. During 2007, we did, however, choose to retain a larger portion of our residential mortgage loan volume. We retained approximately half of the dollar volume of our loan originations, selling the remaining half in the secondary market. Because of the relatively short duration of our assets, we viewed the improvement in rates on residential mortgage loans in 2007 as an opportunity to hold more of these higher quality loans in our portfolio.

        Our borrowers generally qualify and are underwritten using industry standards for quality residential mortgage loans. We do not originate loans that are considered sub-prime. Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at most of our offices. The substantial majority of these loans are secured by properties in our market area.

        Our adjustable rate mortgage loans are fully amortizing loans with contractual maturities of up to 30 years. These loans generally carry interest rates which are reset to a stated margin over an independent index, generally the one-year constant maturity treasury index or the one year LIBOR index. Increases or decreases in the interest rate of our variable rate mortgage loans are generally limited to 2% annually with lifetime interest rate caps of 6% over the initial interest rate. Our variable rate mortgage loans do not contain prepayment penalties and do not produce negative amortization. Initial interest rates offered on our variable rate mortgage loans may be slightly below the fully indexed rate, although borrowers are generally qualified at the fully indexed rate.

        We also offer fixed rate mortgage loans to owner occupants with maturities up to 30 years, which conform to secondary market standards. Interest rates charged on these fixed rate loans are priced on a daily basis according to market conditions. These loans generally do not include prepayment penalties. We generally sell long-term, conforming fixed-rate loans with terms of 15 years or greater in the secondary market.

        We generally originate residential mortgage loans with loan-to-value ratios not to exceed 80%. For loans with loan-to-value ratios that equal or exceed 90% at origination, we require private mortgage insurance in an amount sufficient to reduce our exposure to 80% or less of the lower of the appraised value or purchase price of the underlying collateral. In underwriting one- to four-family residential real estate loans, we evaluate both the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing one- to four-family residential real estate loans that we made are appraised by independent appraisers. We require borrowers to obtain title insurance and fire, property and, if necessary, flood insurance.

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

        Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by owner occupied one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. For example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations, cash flow from the project will be reduced.

        Construction and Development Loans. We make construction loans to individuals for the construction of their residences and commercial customers for the construction of their business facilities. Construction loans are also made to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments.

        Construction and development loans are obtained principally through continued business from commercial customers, developers and builders who have previously borrowed from us, as well as referrals from existing customers. As part of the application process, the applicant must submit accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Construction and development loans to borrowers other than owner-occupants involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Further, because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.

        Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six to nine months. These construction loans have rates and terms which generally match one- to four-family loans then offered by us, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent, owner-occupied one-to-four family residential real estate loans.

        Construction or development loans to builders of one- to four-family residences generally require the payment of interest only for up to one year with adjustable rates. These loans may also provide for the payment of loan fees from loan proceeds. We also make loans to residential land developers for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two years or less with maximum loan to value ratios of 80%. These loans may provide for the payment of loan fees from loan proceeds. Loan principal is typically paid down as lots or units are sold. During 2007, the Company experienced a significant increase in non-performing loan levels, primarily associated with this loan segment. The increase in nonperforming loan balances in 2007 is more fully discussed under the section Loan Portfolio and Asset Quality included in the Management Discussion and Analysis of Results of Operations and Financial Condition. The increase was largely associated with a decline in general market conditions that significantly reduced the demand for new construction one-to-four family residential real estate. Accordingly, the Company has generally curtailed this type of lending for new customers. For current borrowing customers, we will continue to support the projects for which we have already advanced funds in order to facilitate success of the projects and ultimate repayment of our loans. Any new loans made for the development of residential real estate are only to current borrowers that can establish repayment ability from sources independent of the project itself.

        Commercial Business Loans. Our commercial business lending portfolio contains loans with a variety of purposes and security, including loans to finance operations and equipment. Generally, our commercial business lending has been limited to borrowers headquartered, or doing business, in our primary market area. These credit relationships typically require the satisfaction of appropriate loan covenants and debt formulas; including, but not limited to, net worth, debt to net worth, and accounts receivable aging requirements. These loan covenants and debt formulas are monitored through periodic, required reporting of accounts receivable aging schedules and financial statements, and in the case of larger business operations, reviews or audits by independent professional firms.

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

(Dollars in thousands)	Year Ended December 31

	2007	2006	2005

U.S. Treasury and U.S. Government Agencies	$150,045	$146,910	$108,561
State and municipal bonds	52,377	53,366	51,049
Other equity securities	993	981	993

Total	$203,415	$201,257	$160,603

        Excluding our investment portfolio holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer which exceeded 10% of shareholders’ equity.

        Schedule of Maturities of Investment Securities and Weighted Average Yields. The following is a schedule of investment security maturities and their weighted average yield by category at December 31, 2007.

(dollars in thousands)	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Investments with No Contractual Maturity

	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield

U.S. Treasury and U.S.
Government Agencies	$26,189	3.92%	$123,720	4.63%	$28	7.25%	$108	6.32%	--	--
Tax-exempt state and
municipal bonds (1)	--	--	4,722	6.58%	27,868	6.08%	19,787	6.11%	--	--

Other equity securities	--	--	--	--	--	--	--	--	993	4.32%

Total (1)	$26,189	3.92%	$128,442	4.70%	$27,896	6.08%	$19,895	6.11%	993	4.32%

(1)     Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

        Trust Services. We began offering trust services in January 1999 to further provide for the financial needs of our customers. With the acquisition of Grand Bank in April 2002 our trust assets increased by over $500 million, and with the acquisition of Smith & Associates our trust asset increased by over $100 million. As of December 31, 2007, the Trust Department had assets of approximately $1.15 billion. Our types of service include both personal trust and retirement plan services.

        Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services. As of December 31, 2007, our personal trust assets totaled approximately $989.2 million.

        Our retirement plan services provide all types of qualified retirement plans including profit sharing, 401(k)s and pension plans. As of December 31, 2007, our retirement plan assets totaled approximately $164.9 million.

Market Area

        Our market area of Ottawa, Kent and northern Allegan Counties are located in western Michigan. This area consists of two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan and Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences services, tourism, office furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies. Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Johnson Controls, General Motors, Gerber, SPX, Magna Donnelly, and Meijer.

        Much of our success as a retail and small to mid-sized business lender has been due to our market area’s favorable population, housing and income demographics. Population growth levels have been positive year over year, but most recently population levels have slowed and stabilized. Population within our three county market area grew 18.0% from 1990 to 2000, and 6% from 2000 to 2007. Median household income levels in our market area exceed state and national levels while unemployment levels are generally below state levels but above national levels.

Competition

        Our primary market area includes Ottawa County, Kent County and northern Allegan County, all located in Western Michigan. There are many bank, thrift and credit union offices located within our market area. Most are branches of larger financial institutions. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Many of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans, deposits and other financial services based on our ability to communicate effectively with our customers, to understand and meet their needs and to provide high quality customer service. Our management believes that our personal service philosophy enhances our ability to compete favorably in attracting individuals and small businesses. We actively solicit customers by offering our customers personal attention, professional service, and competitive interest rates.

Environmental Matters

        We do not believe that existing environmental regulations will have any material effect upon our capital expenditures, our earnings or our competitive position.

Employees

        As of December 31, 2007, we had 377 full-time and 127 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

Acquisitions

        On April 1, 2002, Grand Bank Financial Corporation was merged into Macatawa Bank Corporation. Macatawa Bank Corporation became the holding company for Grand Bank. Effective January 1, 2003, Grand Bank was merged into Macatawa Bank.

        On January 1, 2007, the Company completed the acquisition of Smith & Associates. The Company in turn contributed the business to Macatawa Bank.

SUPERVISION AND REGULATION

        The following is a summary of certain statutes and regulations affecting Macatawa Bank Corporation and Macatawa Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on us and our business.

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (“FDIC”), the Commissioner of the Michigan Office of Financial and Insurance Services (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

        The Federal Deposit Insurance Act (“FDIA”) required the FDIC to establish assessment rates at levels which would maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. On February 8, 2006 The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) was signed into law. The Reform Act provides for the establishment of a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR). The Reform Act allows the FDIC to manage the pace at which the reserve ratio varies within this range. On November 2, 2006, the FDIC adopted new premium rates for 2007, stating they were needed to offset continued strong growth in insured deposits that is lowering the Deposit Insurance Fund ratio. Banks that had been paying zero in deposit insurance premiums for the past ten years are now required to pay premiums of 5 to 7 basis points in 2008. Under the new rate schedule, most well-capitalized banks pay 5 to 7 basis points annually. That rate increases to 43 basis points for banks that pose significant supervisory concerns.

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

        As of December 31, 2007, each of Macatawa Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

Our business is subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

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

        Our construction and development loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cash of construction is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project.

        Our construction and development loans also include loans to residential land developers for which repayment is generally from the sale of residential lots and/or new construction residential one-to-four family homes. Residential development loans typically involve higher loan principal amounts. In addition, the sale of residential lots and/or new construction residential one-to-four family residences is contingent upon general market conditions and the resulting impact on the demand for residential property. If the demand for residential lots and/or new construction residential one-to-four family residences slows, the borrowers’ ability to repay the loan and the value of the security for the loan may be impaired.

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

The market price for our common stock has fluctuated, ranging between $7.56 and $20.28 for 2007. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;

•	Changes in investors' or analysts' perceptions of the risks and conditions of our business;

•	The size of the public float of our common stock;

•	Regulatory developments;

•	Market conditions; and

•	General economic conditions.

Additionally, the average daily trading volume for our common stock as reported on the Nasdaq National Market was 84,767 shares during 2007, with daily volume ranging from a low of 16,306 shares to a high of 1,194,995 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

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

Our facilities as of February 23, 2008, were as follows:

Location of Facility

10753 Macatawa Drive, Holland
815 E. Main Street, Zeeland
125 Ottawa Avenue N.W., Grand Rapids*
126 Ottawa Avenue N.W., Grand Rapids*
141 E. 8th Street, Holland
489 Butternut Dr., Holland
701 Maple Avenue, Holland
699 E. 16th Street, Holland
41 N. State Street, Zeeland
2020 Baldwin Street, Jenison
6299 Lake Michigan Dr., Allendale
132 South Washington, Douglas
4758 - 136th Street, Hamilton*
3526 Chicago Drive, Hudsonville
20 E. Lakewood Blvd., Holland
3191 - 44th Street, S.W., Grandville
2261 Byron Center Avenue S.W., Byron Center
5271 Clyde Park Avenue, S.W., Wyoming
4590 Cascade Road, Grand Rapids
3177 Knapp Street, N.E., Grand Rapids
15135 Whittaker Way, Grand Haven
12415 Riley Street, Holland
2750 Walker N.W., Walker
1575 - 68th Street S.E., Grand Rapids
2820 - 10 Mile Road, Rockford
520 Baldwin Street, Jenison
2440 Burton Street, S.E., Grand Rapids
6330 28th Street, S.E., Grand Rapids

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

Following denial of class certification in the Jenkins case, nine new cases were filed in several different jurisdictions. These complaints are identical in all material respects other than the identity of the plaintiffs, and are substantially identical to the complaint in the Jenkins litigation. None of these complaints contain class action allegations, but the total number of named plaintiffs in all the nine cases is about 1,300. The cases are: Ronald Ash, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the District Court for Oklahoma County, Oklahoma, subsequently removed by the Company to the United States District Court for the Western District of Oklahoma; Steven M. Adamson, et. al. v. Macatawa Bank Corporation, et. al.—filed November 15, 2006 in the United States District Court for the Western District of Oklahoma; James Lee Myers et. al. v. Macatawa Bank Corporation, et. al.—filed November 14, 2006 in the Superior Court for Los Angeles County, California, subsequently removed by the Company to the United States District Court for the Central District of California; Frank V. Bailey et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the United States District Court for the Northern District of Texas; Eddie Elkins, et. al. v. Macatawa Bank Corporation—filed January 29, 2007 in the United States District Court for the Western District of Oklahoma; William A. Giese, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the Circuit Court for Kent County, Michigan; Gerald Abraham, et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the Circuit Court for Kent County, Michigan; Jorge Acevedo, et. al. v. Macatawa Bank Corporation, et. al.—filed December 17, 2006 in the Circuit Court for Kent County, Michigan; and Jose Javier Acasuso, et. al. v. Macatawa Bank Corporation, et. al.—filed January 17, 2007 in the Circuit Court for Kent County, Michigan.

The Company believes it has meritorious defenses and intends to vigorously defend these cases.

On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals sold by Trade Partners to investors, the court-appointed receiver has been coordinating the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies do not lapse. The receiver informed the Company that nine policies with a total face value of approximately $1.4 million lapsed for failure to pay premiums prior to the receiver’s coordination efforts. In addition, the receiver unsuccessfully contested a partial lapse totaling about $700,000. In February 2008 the receiver reported that he had discovered that an unspecified number of group policies in an unspecified face amount had apparently lapsed prior to the receivership “for various reasons, including companies that went out of business or employees who had been terminated.”

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of January 25, 2008 he had received sale payments of approximately $38.9 million and proceeds of maturities aggregating another $31.5 million.

The receiver on July 21, 2006 filed a proposed amended plan of distribution and related disclosure statement, contemplating a complete liquidation of the assets of Trade Partners. The plan was approved by the Court on January 7, 2007. The receiver reported as of February 5, 2008 that claims against the receivership estate totaled $169,430,383.85, but that contrary to his earlier reports he now expected that there may be “one or two” additional claims in unspecified amounts that will be filed.

The receiver reported that he commenced distributions on January 19, 2007, and that $46,940,265 had been distributed as of October 15, 2007, of which $43,155,155 was distributed with respect to claims of investors. There may be additional distributions, but the Company does not know when they might be made or in what amount.

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

ITEM 4:	Submission of Matters to a Vote of Security Holders.

        No matters were submitted during the fourth quarter of 2007 to a vote of our shareholders.

ADDITIONAL ITEM: Executive Officers of the Registrant.

        The list below identifies those persons designated as executive officers of Macatawa Bank Corporation and Macatawa Bank.

Name	Age	Year Elected an Executive Officer	Positions Held

Benj. A. Smith, III	64	1997	Chairman of the Board and Chief Executive Officer of Macatawa Bank Corporation.

Philip J. Koning	53	1997	President and Chief Executive Officer of Macatawa Bank and Treasurer and Secretary of Macatawa Bank Corporation.

Ronald L. Haan	54	2005	Executive Vice President of Macatawa Bank

Jon W. Swets	42	2002	Senior Vice President and Chief Financial Officer of Macatawa Bank Corporation and Macatawa Bank

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is quoted on the Nasdaq Global Select Market. High and low sales prices (as reported on the Nasdaq Global Select Market) for each quarter are included in the following table. The information in the following table has been retroactively adjusted to reflect the effect of all stock dividends paid.

	2007			2006

Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First Quarter	$20.28	$17.01	$0.12	$23.88	$21.25	$0.11

Second Quarter	$17.90	$14.70	$0.13	$23.04	$19.68	$0.11

Third Quarter	$16.44	$11.04	$0.13	$22.90	$19.99	$0.11

Fourth Quarter	$14.44	$7.56	$0.13	$22.65	$19.42	$0.12

        On February 28, 2008, there were approximately 812 owners of record and, in addition, approximately 8,556 beneficial owners of our common stock.

        The Company declared its first cash dividend, amounting to $.03 per share, during the fourth quarter of 2000. Quarterly cash dividends totaling $.13 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001. Quarterly cash dividends totaling $.16 were paid during 2002, and a 4% stock dividend was declared during the second quarter of 2002. Quarterly cash dividends totaling $.21 were paid during 2003, and a 5% stock dividend was declared during the second quarter of 2003. Quarterly cash dividends totaling $.27 were paid during 2004, and a 5% stock dividend was declared during the second quarter of 2004. Quarterly cash dividends totaling $.37 were paid during 2005, and a 15% stock dividend was declared during the second quarter of 2005. Quarterly cash dividends totaling $.46 were paid during 2006, and a 5% stock dividend was declared in the second quarter of 2006. In addition, a 3-for-2 stock split was paid during the second quarter of 2006. Quarterly cash dividends totaling $.51 were paid during 2007, and a 5% stock dividend was declared during the second quarter of 2007. All of these cash dividend amounts have been retroactively adjusted to reflect the effect of the stock dividends and stock split.

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

        The information set forth under the caption “Shareholder Return Performance Graph” in our Annual Report to Shareholders for the year ended December 31, 2007, is incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

        On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. In the fourth quarter of 2007, the Corporation repurchased 34,000 shares of its common stock in open market transactions under the repurchase plan. The shares were purchased at an average price of $8.38 per share. The Corporation has remaining authority to repurchase up to $26,103,695 of market value of its common stock under the repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May yet Be Purchased Under the Approved Plan

October	---	---	---	---

November	---	---	---	---

December	34,000	$ 8.38	34,000	$26,103,695

Total	34,000	$ 8.38	34,000	$26,103,695

ITEM 6:	Selected Financial Data.

        The information set forth under the caption “Selected Consolidated Financial Data” in our Annual Report to Shareholders for the year ended December 31, 2007, is incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7:	Management's Discussion and Analysis of Results of Operations and Financial Condition.

        The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” in our Annual Report to Shareholders for the year ended December 31, 2007, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk.

        The information set forth under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Sensitivity to Market Risk” in our Annual Report to Shareholders for the year ended December 31, 2007, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

ITEM 8:	Financial Statements and Supplementary Data.

        The information set forth under the captions “Quarterly Financial Data,” “Report of Independent Registered Public Accounting Firm on Internal Control,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” in our Annual Report to Shareholders for the year ended December 31, 2007, is hereby incorporated by reference and is filed as part of Exhibit 13 to this Form 10-K Annual Report.

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

        Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

        Internal control over financial reporting as of December 31, 2007, has been audited by Crowe Chizek and Company LLC, an independent registered certified public accounting firm, as stated in their report included in Exhibit 13 to this Annual Report on Form 10-K which is incorporated herein by reference.

(c)	Changes in Internal Controls.

        There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

        The information set forth on pages 3-4, under the caption “Information About Directors”, on page 7 under the caption “Audit Committee Report”, on page 6 under the caption “Corporate Governance-Director Nominations”, and on page 16 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement dated March 7, 2008, relating to our 2008 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

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

        Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Summary Compensation Table” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement dated March 7, 2008, relating to our 2008 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to security ownership of certain beneficial owners and management is contained on Page 2 under the caption “Voting Securities and Principal Holders Thereof” and on page 15 under the caption “Security Ownership of Management” in our definitive Proxy Statement dated March 7, 2008, relating to our 2008 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

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

        The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2007. The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	957,765	$14.66	959,299
Equity compensation plans not approved by security holders	0	N/A	0
Total	957,765	$14.66	959,299

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions is contained on page 16 under the caption “Transactions Involving Management” and on page 5 under the heading “Corporate Governance-Director Independence” in our definitive Proxy Statement dated March 7, 2008, relating to our 2008 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained on page 17, under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement dated March 7, 2008, relating to our 2008 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a)	Financial Statements.

1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm on Internal Control
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 10, 2008.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon W. Swets
——————————————
Jon W. Swets
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2008 by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Benj. A. Smith, III and Philip J. Koning, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Benj. A. Smith, III —————————————————————————————— Benj. A. Smith, III, Principal Executive Officer and a Director	March 10, 2008

/s/ Jon W. Swets —————————————————————————————— Jon W. Swets, Principal Financial and Accounting Officer	March 10, 2008

/s/ G. Thomas Boylan —————————————————————————————— G. Thomas Boylan, Director	March 10, 2008

/s/ Robert E. DenHerder —————————————————————————————— Robert E. DenHerder, Director	March 10, 2008

/s/ John F. Koetje —————————————————————————————— John F. Koetje, Director	March 10, 2008

/s/ Philip J. Koning —————————————————————————————— Philip J. Koning, Director and President	March 10, 2008

/s/ Arend D. Lubbers —————————————————————————————— Arend D. Lubbers, Director	March 10, 2008

EXHIBIT INDEX

Exhibit Number and Description

3.1	Articles of Incorporation of Macatawa Bank Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and by reference to Exhibit 3.1 to the Macatawa Bank Corporation Form 10-Q for the quarter ended June 30, 2006.

3.2	Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755) together with the Amendment attached hereto.

4	Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1*	Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 5, 1999, for the Annual Meeting of Shareholders held April 15, 1999, as further amended by the Second Amendment included as Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Annual Meeting of Shareholders held April 18, 2002, both of which amendments are incorporated herein by reference.

10.2*	Macatawa Bank Corporation 1998 Directors’ Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002, for the Macatawa Bank Corporation Annual Meeting of Shareholders held April 18, 2002, which is incorporated herein by reference.

10.3*	Macatawa Bank Corporation 2006 Stock Compensation Plan incorporated by reference to Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 6, 2006.

10.4*	Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan incorporated by reference to Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 6. 2006.

10.5*	Amended and Restated Employment Agreement between Benj. A Smith III and Macatawa Bank Corporation dated May 9, 2007, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q dated May 10, 2007.

10.6	Agreement and Plan of Merger dated October 11, 2006 by and among MacatawaBank Corporation, Benj. A. Smith & Associates, Ltd. (Smith & Associates) and Benj. A. Smith, III, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Current Report on Form 8-K dated October 11, 2006.

10.7*	Noncompetition Agreement dated October 11, 2006, by and between Macatawa Bank Corporation and Benj. A. Smith, III, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Current Report on Form 8-K dated October 11, 2006.

10.8	Form of Indemnity Agreement between Macatawa Bank Corporation and each of its directors, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.9	Investment Management Agreement between Macatawa Bank and Smith & Associates Investment Management Services dated March 11, 2004, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

10.10*	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

10.11*	Form of Stock Option Agreement for non-qualified stock options, incorporated by reference to Exhibit 10.3 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12*	Form of Stock Option Agreement for incentive stock options, incorporated by reference to Exhibit 10.4 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.13*	Form of Stock Option Agreement under the Directors’ Stock Compensation Plan, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.14*	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.15 to the Macatawa Bank Corporation annual Report on Form 10-K for the year ended December 31, 2006.

13	Annual Report to Shareholders for the year ended December 31, 2007. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing. This information was delivered to the Company’s shareholders in compliance with Rule 14a-3 of the Securities Exchange Act of 1934, as amended.

21	Subsidiaries of the Registrant

23	Consent of Crowe Chizek and Company LLC, independent registered public accounting firm

24	Power of Attorney (included on the signature page on page 30 of the Annual Report on Form 10-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.