Form 10-Q
period 2008-03-31
MACATAWA BANK CORP
filed 2008-05-09
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25927

MACATAWA BANK CORPORATION
(Exact name of issuer as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3391345 (I.R.S. Employer Identification No.

      10753 Macatawa Drive, Holland, Michigan 49424
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 820-1444

_________________________________

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
Yes [_]    No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,021,586 shares of the Company’s Common Stock (no par value) were outstanding as of May 8, 2008.

INDEX

Page Number

Part I Financial Information:

Item 1.
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	8

Item 2.
Management's Discussion and Analysis of
Results of Operations and Financial Condition	20

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk	28

Item 4.
Controls and Procedures	29

Part II Other Information:

Item 1.
Legal Proceedings	29

Item 1.A.
Risk Factors	31

Item 2.
Changes in Securities and Use of Proceeds	31

Item 3.
Defaults Upon Senior Securities	31

Item 4.
Submission of Matters to a Vote of Security Holders	31

Item 5.
Other Information	31

Item 6.
Exhibits	31

Signatures	32

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 (unaudited) and December 31, 2007

(dollars in thousands)	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$41,697	$49,816
Securities available for sale	196,785	201,498
Securities held to maturity	1,915	1,917
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale	2,341	3,127
Total loans	1,764,377	1,750,632
Allowance for loan losses	(31,954)	(33,422)

Net loans	1,732,423	1,717,210

Premises and equipment - net	64,144	64,564
Accrued interest receivable	9,304	10,003
Goodwill	25,919	25,919
Acquisition intangibles	2,911	3,023
Bank-owned life insurance	22,916	22,703
Other assets	26,583	17,911

Total assets	$2,139,213	$2,129,966

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$169,662	$185,681
Interest-bearing	1,400,766	1,337,872

Total deposits	1,570,428	1,523,553

Federal funds purchased	17,372	46,467
Other borrowed funds	333,776	354,052
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	13,413	4,031

Total liabilities	1,976,227	1,969,341
Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized;
17,017,028 shares and 16,968,398 issued and outstanding as of
March 31, 2008 and December 31, 2007, respectively	163,779	163,522
Retained earnings (deficit)	(3,973)	(4,208)
Accumulated other comprehensive income	3,180	1,311

Total shareholders' equity	162,986	160,625

Total liabilities and shareholders' equity	$2,139,213	$2,129,966

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2008 and 2007
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Interest income
Loans, including fees	$28,965	$32,457
Securities	2,185	2,215
FHLB Stock	153	158
Other	14	101

Total interest income	31,317	34,931

Interest expense
Deposits	11,834	15,238
Other	4,786	3,634

Total interest expense	16,620	18,872

Net interest income	14,697	16,059

Provision for loan losses	2,700	875

Net interest income after
provision for loan losses	11,997	15,184

Noninterest income
Service charges and fees	1,241	1,142
Gain on sales of loans	476	443
Trust fees	1,170	1,197
Gain on settlement of interest rate swaps	832	---
Other	1,284	953

Total noninterest income	5,003	3,735

Noninterest expense
Salaries and benefits	6,901	6,129
Occupancy of premises	1,225	1,054
Furniture and equipment	993	892
Legal and professional fees	303	251
Marketing and promotion	357	317
Data processing fees	505	479
Other	3,307	2,665

Total noninterest expenses	13,591	11,787

Income before income tax expense	3,409	7,132

Income tax expense	971	2,297

Net income	$2,438	$4,835

Basic earnings per share	$.14	$.28
Diluted earnings per share	.14	.28
Cash dividends per share	.13	.12

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2008 and 2007
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net income	$2,438	$4,835
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on securities available for sale	1,869	170

Net change in unrealized gains (losses) on derivative instruments	--	256

Comprehensive income	$4,307	$5,261

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2008 and 2007
(unaudited)

(dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2007	$153,728	$4,840	$(1,719)	$156,849

Net income for three months ended March 31, 2007		4,835		4,835

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale			170	170
Net change in unrealized gain (loss) on derivative
instruments			256	256

Comprehensive income				5,261

Issued 14,946 shares for stock option exercises (net of
3,127 shares exchanged and including $0 of tax benefit)	123			123

Stock compensation expense	154			154

Issued 136,936 shares for acquisition of Smith &
Associates	3,150			3,150

Cash dividends at $.12 per share		(2,131)		(2,131)

Balance, March 31, 2007	$157,155	$7,544	$(1,293)	$163,406

Balance, January 1, 2008	$163,522	$(4,208)	$1,311	$160,625

Net income for three months ended March 31, 2008		2,438		2,438

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale			1,869	1,869

Comprehensive income				4,307

Issued 22,460 shares for stock option exercises (including
$32 of tax benefit)	123			123

Stock compensation expense	134			134

Cash dividends at $.13 per share		(2,203)		(2,203)

Balance, March 31, 2008	$163,779	$(3,973)	$3,180	$162,986

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2008 and 2007
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cash flows from operating activities
Net income	$2,438	$4,835
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	966	797
Stock compensation expense	134	154
Provision for loan losses	2,700	875
Origination of loans for sale	(33,451)	(30,104)
Proceeds from sales of loans originated for sale	34,713	29,122
Gain on sales of loans	(476)	(443)
Net change in:
Accrued interest receivable and other assets	(5,255)	294
Bank-owned life insurance	(213)	(193)
Accrued expenses and other liabilities	8,376	2,364

Net cash from operating activities	9,932	7,701

Cash flows from investing activities
Loan originations and payments, net	(20,631)	(11,475)
Purchases of securities available for sale	(10,512)	(2,770)
Maturities and calls of securities available for sale	18,093	6,068
Principal paydowns on securities	5	82
Additions to premises and equipment	(430)	(3,483)

Net cash used in investing activities	(13,475)	(11,578)

Cash flows from financing activities
Net increase (decrease) in deposits	46,875	(28,225)
Net decrease in short term borrowings	(29,095)	(11,990)
Proceeds from other borrowed funds	123,000	75,878
Repayments of other borrowed funds	(143,276)	(258)
Cash dividends paid	(2,203)	(2,131)
Proceeds from exercises of stock options, including tax benefit	123	123

Net cash from financing activities	(4,576)	33,397

Net change in cash and cash equivalents	(8,119)	29,520
Cash and cash equivalents at beginning of period	49,816	39,882

Cash and cash equivalents at end of period	$41,697	$69,402

Supplemental cash flow information
Interest paid	$16,478	$18,544
Income taxes paid	250	150

Supplemental noncash disclosures:
Transfers from loans to other real estate	2,718	1,288

Acquisition of Smith & Associates:
Acquisition intangibles recorded	--	3,924
Other liabilities assumed	--	774
Common stock issued	--	3,150

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2007 Annual Report containing financial statements for the year ended December 31, 2007.

New Accounting Pronouncements: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the standard effective January 1, 2008 and disclosures have been added in the accompanying Notes to the Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Effective January 1, 2008, the standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of this standard was not material to the Company.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2008
Available for Sale:
U.S. Treasury and federal
agency securities	$140,938	$3,134	$--	$144,072
State and municipal bonds	49,955	1,760	(2)	51,713
Other equity securities	1,000	--	--	1,000

	$191,893	$4,894	$(2)	$196,785

Held to Maturity:
State and municipal bonds	$1,915	$58	$--	$1,973

December 31, 2007
Available for Sale:
U.S. Treasury and federal
agency securities	$149,021	$1,169	$(145)	$150,045
State and municipal bonds	49,460	1,056	(56)	50,460
Other equity securities	1,000	--	(7)	993

	$199,481	$2,225	$(208)	$201,498

Held to Maturity:
State and municipal bonds	$1,917	$45	$(1)	$1,961

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2008

State and municipal bonds	$795	$(2)	$--	$--	$795	$(2)

Total temporarily impaired	$795	$(2)	$--	$--	$795	$(2)

December 31, 2007
U.S. Treasury and federal
agency securities	$--	$--	$37,104	$(145)	$37,104	$(145)
State and municipal bonds	1,777	(6)	4,479	(51)	6,256	(57)
Other equity securities	--	--	993	(7)	993	(7)

Total temporarily impaired	$1,777	$(6)	$42,576	$(203)	$44,353	$(209)

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

Contractual maturities of debt securities at March 31, 2008 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$--	$--	$35,248	$35,582
Due from one to five years	312	318	110,359	113,306
Due from five to ten years	239	250	28,844	29,937
Due after ten years	1,364	1,405	16,442	16,960

	$1,915	$1,973	$190,893	$195,785

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – LOANS

Loans were as follows (in thousands):

	March 31, 2008	December 31, 2007

Commercial	$435,703	$438,743
Commercial mortgage	856,880	855,882
Residential mortgage	289,822	266,325
Consumer	181,972	189,682

	1,764,377	1,750,632
Allowance for loan losses	(31,954)	(33,422)

	$1,732,423	$1,717,210

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Balance at beginning of period	$33,422	$23,259
Provision for loan losses	2,700	875
Charge-offs	(4,206)	(506)
Recoveries	38	61

Balance at end of period	$31,954	$23,689

Impaired loans were as follows at period end (dollars in thousands):

	March 31, 2008	December 31, 2007

Loans with no allocated allowance for loan losses	$31,547	$17,580
Loans with allocated allowance for loan losses	84,558	81,440
	116,105	99,020

Amount of the allowance for loan losses allocated	$13,100	$15,831

	Three months ended March 31, 2008	Three months ended March 31, 2007

Average of impaired loans during the period	$107,563	$10,372
Interest income recognized during impairment	685	---
Cash received for interest during impairment	634	---

Nonperforming loans were as follows at period-end (dollars in thousands):

	March 31, 2008	December 31, 2007

Loans past due over 90 days still on accrual	$995	$2,872
Nonaccrual loans	74,542	70,999
Renegotiated loans	34	38

	$75,571	$73,909

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 – DEPOSITS

Deposits are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007

Noninterest-bearing demand	$169,662	$185,681
Money market	355,875	337,322
NOW and Super NOW	256,919	273,658
Savings	43,695	40,119
Certificates of deposit	744,277	686,773

	$1,570,428	$1,523,553

Approximately $520,656,000 and $457,769,000 in time certificates of deposit were in denominations of $100,000 or more at March 31, 2008 and December 31, 2007.

Brokered deposits totaled approximately $207,424,000 and $202,839,000 at March 31, 2008 and December 31, 2007. At March 31, 2008 and December 31, 2007, brokered deposits had interest rates ranging from 3.45 % to 5.20% and 3.65% to 5.20%, respectively. At March 31, 2008, maturities ranged from May 2008 to March 2011.

NOTE 5 – OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

March 31, 2008
Single maturity fixed rate advances	$145,000	April 2008 to November 2010	4.57%
Daily variable rate advance	28,000	September 2008	2.25%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	19,776	October 2008 to July 2018	3.81%

	$223,776

December 31, 2007
Single maturity fixed rate advances	$135,000	March 2008 to November 2010	4.77%
Daily variable rate advance	70,000	June 2008	4.32%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	8,052	February 2008 to July 2018	3.81%

	$244,052

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – OTHER BORROWED FUNDS (Continued)

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by residential and commercial real estate loans totaling $633,447,000 and $611,055,000 under a blanket lien arrangement at March 31, 2008 and December 31, 2007. Maturities as of March 31, 2008 were as follows (in thousands):

2008	$93,319
2009	40,123
2010	71,000
Thereafter	19,334

$223,776

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repo borrowings”) are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities that had a carrying amount of approximately $117,235,000 and $120,263,000 at March 31, 2008 and December 31, 2007. At maturity, the securities underlying the arrangements are returned to the company.

These borrowings were as follows (dollars in thousands):

March 31, 2007
Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%
Floating rate borrowings	20,000	August 2009 to August 2010	1.51%

	$110,000

December 31, 2007
Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%
Floating rate borrowings	20,000	August 2009 to August 2010	5.72%

	$110,000

Maturities as of March 31, 2008 were as follows (in thousands):

2009	$60,000
2010	50,000

$110,000

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans). The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock. The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 637,587 shares under the Employees’ Plans and 165,375 shares under the Directors’ Plans available for future issuance as of March 31, 2008. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2007. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

Stock Options

Option awards are granted with an exercise price equal to the market price at the date of grant. Option awards have vesting periods ranging from one to three years and have ten year contractual terms. The fair value of each option award is estimated on the grant date using a closed form option valuation (Black-Scholes) model. The fair value of options granted during the three months ended March 31, 2008 was determined using the following weighted-average assumptions as of grant date. There were no options granted during the three months ended March 31, 2007.

2008

Risk-free interest rate	3.14%
Expected option life	6.5 years
Expected stock price volatility	30.09%
Dividend yield	6.07%
Weighted average fair value of options granted	$1.35

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2008	957,765	$14.66
Granted	114,000	8.57
Exercised	(22,460)	4.53
Forfeited	(5,007)	18.34

Outstanding at March 31, 2008	1,044,298	$14.20	6.33	$825

Exercisable at March 31, 2008	685,298	$12.52	5.10	$615

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $111,000 and $177,000, respectively.

There were no options vested during the three months ended March 31, 2008 and March 31, 2007.

For the three month period ended March 31, 2008, the Company recorded compensation cost for stock options of $79,000 or $67,000 after tax, representing less than $0.01 per share. For the three month period ended March 31, 2007, the Company recorded compensation cost for stock options of $117,000 or $106,000 after tax, representing $0.01 per share.

As of March 31, 2008, there was approximately $513,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

Stock awards have vesting periods of up to four years. A summary of nonvested stock awards activity is as follows (dollars in thousands, except per option data):

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value

Outstanding at January 1, 2008	24,339	$18.64
Granted	26,590	8.57
Forfeited	(420)	19.52

Outstanding at March 31, 2008	50,509	$9.35

The Company recorded compensation cost of $55,000 and $37,000 for restricted stock awards for the three months ended March 31, 2008 and March 31, 2007, respectively.

As of March 31, 2008, there was $502,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 2.4 years. There were no shares vested during the three month periods ended March 31, 2008 and 2007.

NOTE 7 – EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Basic earnings per share
Net income	$2,438	$4,835

Weighted average common shares outstanding	16,951,183	17,221,595

Basic earnings per share	$0.14	$0.28

Diluted earnings per share
Net income	$2,438	$4,835

Weighted average common shares outstanding	16,951,183	17,221,595
Add: Dilutive effects of assumed exercise of stock options	52,046	277,503

Weighted average common and dilutive potential common
shares outstanding	17,003,229	17,499,098

Diluted earnings per share	$0.14	$0.28

Stock options and restricted stock awards for 806,143 and 364,218 shares of common stock for the three months ended March 31, 2008 and March 31, 2007, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9 – INTEREST RATE SWAPS

The Company entered into five interest rate swap agreements (i.e. swaps) during 2002, 2003 and 2004, each with a notional amount of $20,000,000. A large portion of the Company’s assets are loans on which the interest rates are variable. The Company entered into these swaps to convert the variable rate interest cash inflows on certain of its loans to fixed rates of interest. These swaps paid interest to the Company at a fixed rate and required interest payments from the Company at a variable rate.

At December 31, 2007, the Company determined that accounting for these swaps as cash flow hedges was not appropriate. Accordingly, changes in fair value of these swaps are reported in noninterest income rather than other comprehensive income.

In February of 2008, the Company chose to terminate all of its outstanding swaps, which had a total notional amount of $60,000,000. The Company realized a gain of approximately $832,000 associated with their settlements which was included in noninterest income.

At December 31, 2007, outstanding swaps with a notional amount of $60,000,000 had weighted average pay rates of 7.25%, weighted average receive rates of 6.65% and a weighted average maturity of 1.5 years. These swaps had a fair value of $288,000 which was reported in noninterest income.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10 – REGULATORY MATTERS (Continued)

At March 31, 2008 and December 31, 2007, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2008
Total capital (to risk weighted assets)
Consolidated	$195,377	10.7%	$146,384	8.0%	N/A	N/A
Bank	193,660	10.6	146,168	8.0	$182,710	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	172,392	9.4	73,192	4.0	N/A	N/A
Bank	170,709	9.3	73,084	4.0	109,626	6.0
Tier 1 capital (to average assets)
Consolidated	172,392	8.3	83,415	4.0	N/A	N/A
Bank	170,709	8.2	83,316	4.0	104,146	5.0

December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$194,362	10.7%	$145,898	8.0%	N/A	N/A
Bank	192,677	10.6	145,715	8.0	$182,143	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	171,434	9.4	72,949	4.0	N/A	N/A
Bank	169,778	9.3	72,857	4.0	109,286	6.0
Tier 1 capital (to average assets)
Consolidated	171,434	8.3	82,850	4.0	N/A	N/A
Bank	169,778	8.2	82,754	4.0	103,443	5.0

The Bank was categorized as well capitalized at March 31, 2008 and December 31, 2007. There are no conditions or events since March 31, 2008 that management believes have changed its category.

NOTE 11 – FAIR VALUE

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11 – FAIR VALUE (continued)

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Securities available for sale, the only assets the Company measures at fair value on a recurring basis, are summarized below (in thousands):

	Fair Value Measurements at March 31, 2008 Using

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$196,785	$	---	$196,785	$	---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2008 Using

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$84,558	$	---	$	---	$84,558

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $84.6 million, with a valuation allowance of $13.1 million, resulting in an additional provision for loan losses of approximately $301,000 for the period.

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

Since opening in November of 1997, Macatawa Bank has experienced substantial growth. We believe that growth in core deposits is key to our long-term success and is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through our expanding branch network and high quality service standards.

The West Michigan markets within which we operate continue to provide expansion opportunities for us. We opened our twenty-sixth branch in Cascade on the east side of the greater Grand Rapids area during the second quarter of 2007. Because of the significance of the greater Grand Rapids market and the great opportunity for market share growth, we anticipate additional branch openings in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets. We anticipate that we will continue to experience long-term growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended March 31, 2008 was $2.4 million, a decrease of 50% as compared to first quarter 2007 net income of $4.8 million. Earnings per share on a diluted basis were $0.14 for the first quarter of 2008 compared to $0.28 for the same period in 2007.

The decrease in net income for the three months ended March 31, 2008 compared to the same period in the prior year was primarily due to increases in the provision for loan losses, a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income.

Net Interest Income: Net interest income totaled $14.7 million for the first quarter of 2008, a decrease of $1.4 million, or 8%, as compared to the first quarter of 2007. The decrease was primarily from a decline in the net interest margin partially offset by an increase in average earning assets. The net interest margin decreased 36 basis points to 2.99% for the first quarter of 2008 compared to 3.35% for the same period in the prior year. Average earning assets increased $33.4 million, or 2%, to $1.97 billion for the first quarter of 2008 compared to $1.94 billion for the first quarter of 2007.

The decrease in the yield on assets exceeded the decrease in the cost of funds and is the primary reason for the decline in the net interest margin.

The yield on earning assets decreased by 92 basis points for the three months ended March 31, 2008 compared to the same period in the prior year. The short-term interest rate cuts that began in the third quarter of 2007 caused a decrease in the yield on our variable rate loan portfolio and are the primary reason for the decrease in yield on earning assets. The impact of rising balances of nonperforming loans throughout 2007 and into 2008 resulted in a decline of approximately 20 basis points, also contributing to the decrease.

The cost of funds decreased 62 basis points for the three months ended March 31, 2008 as compared to the same period in the prior year. A decrease in the rates paid on our deposit accounts and the rollover of time deposits at lower rates within the declining rate environment are the primary reasons for the decrease in the cost of funds.

Anticipated growth in earning assets is expected to continue at lower levels than we have experienced in the past due to the generally weak economic conditions in Michigan. The 200 basis point cuts in the Federal funds and prime rates that occurred in the first quarter are expected to have a minimal impact on net interest income over the next twelve months. The Company’s variable rate loan portfolio exceeds the level of variable rate funding, but the fixed rate funding portfolio that reprices over the next twelve months is expected to offset this excess.

The following table shows an analysis of net interest margin for the three-month periods ending March 31, 2008 and 2007.

	For the three months ended March 31,

	2008			2007

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)

Assets
Taxable securities	$145,128	$1,643	4.53%	$150,557	$1,663	4.42%
Tax-exempt securities (1)	51,418	542	6.48%	52,384	552	6.48%
Loans(2)	1,759,959	28,965	6.53%	1,714,403	32,457	7.58%
Federal Home Loan Bank stock	12,275	153	4.93%	12,275	158	5.14%
Federal funds sold	2,005	14	2.64%	7,773	101	5.19%

Total interest earning assets (1)	1,970,785	31,317	6.37%	1,937,392	34,931	7.29%

Noninterest earning assets:
Cash and due from banks	27,752			31,217
Other	118,068			109,892

Total assets	$2,116,605			$2,078,501

Liabilities
NOWs and MMDAs	$622,562	3,508	2.26%	$728,378	6,559	3.65%
Savings	40,961	57	0.56%	40,588	58	0.58%
IRAs	42,224	477	4.54%	41,234	475	4.67%
Time deposits	682,129	7,792	4.59%	678,150	8,146	4.87%
Other borrowed funds	338,654	3,856	4.50%	216,227	2,649	4.90%
Long-term debt	41,238	780	7.48%	41,238	852	8.27%
Federal funds borrowed	16,979	150	3.50%	9,747	133	5.45%

Total interest bearing liabilities	1,784,747	16,620	3.73%	1,755,562	18,872	4.35%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	160,525			157,455
Other noninterest bearing liabilities..	6,830			5,136
Shareholders' equity	164,503			160,348

Total liabilities and shareholders' equity	$2,116,605			$2,078,501

Net interest income		$14,697			$16,059

Net interest spread (1)			2.64%			2.94%
Net interest margin (1)			2.99%			3.35%
Ratio of average interest earning assets to
average interest bearing liabilities	110.42%			110.36%

(1) Yield adjusted to fully tax equivalent.
(2) Includes non-accrual loans.

Provision for Loan Losses: The provision for loan losses for the three month period ended March 31, 2008 was $2.7 million compared to $875,000 for the same period in the prior year. The provision for loan losses increased in response to higher net charge-offs and higher levels of problem loans for the three month period in 2008 compared to the same period in 2007. The amounts of loan loss provision in both the current and prior year period were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three month period ended March 31, 2008 was $5.0 million, an increase of $1.3 million or 34% from $3.7 million for the same period in the prior year. The increase in noninterest income includes $832,000 of gains realized on the settlement of interest rate swaps which were free standing derivatives carried at fair value. For more information about the interest rate swaps, refer to Note 9 of the Financial Statements. We also experienced growth in noninterest income across many service offerings. Gains on mortgage loans sold and fees from deposit services, investment services, title insurance, ATM and debit card processing and reverse mortgages all experienced strong growth compared to the prior year quarter.

Noninterest Expense: Noninterest expense for the three month period ended March 31, 2008 increased to $13.6 million from $11.8 million for the same period in the prior year. Increases in salaries and benefits, occupancy and furniture and equipment primarily relate to operating costs associated with the opening of four new facilities in the second half of the first quarter of 2007.

The increase of $642,000 in other expense primarily relates to increases in carrying costs associated with nonperforming assets, FDIC assessments and third party processing costs from increased customer usage of ATM and debit cards. Costs associated with nonperforming assets include legal costs, survey and appraisal fees, repossession expenses and other carrying costs. These costs increased by approximately $353,000 for the three month period ended March 31, 2008 compared to the same period in the prior year. FDIC assessments increased by $137,000 from an increase in insurance rates. Although we expect noninterest expense levels to generally rise with our growth, we expect efficiency to improve by better utilizing our capacity as we grow. We believe the additional capacity within our branch network will continue to provide future growth opportunities without significant additional costs.

Federal Income Tax Expense: The Company’s federal income tax expense was $971,000, resulting in an effective tax rate of 28.5% for the three month period ended March 31, 2008 compared to $2.3 million resulting in an effective tax rate of 32.2% for the same period in the prior year. The decline in the effective tax rate was primarily due to tax exempt income representing a higher percentage of total income in 2008.

FINANCIAL CONDITION

Summary: Total assets were $2.14 billion at March 31, 2008, an increase of $9.2 million from $2.13 billion at December 31, 2007. The growth in assets was primarily from an increase of $13.7 million in total portfolio loans funded by an increase in deposit balances.

Securities Available for Sale: Securities available for sale were $196.8 million at March 31, 2008 compared to $201.5 million at December 31, 2007. The decrease was primarily from calls and maturities of U.S. Government Agency bonds, partially offset by purchases of U.S. Government Agency bonds.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.76 billion at March 31, 2008 compared to $1.75 billion at December 31, 2007. In recent quarters, residential mortgage loans have led our loan portfolio growth. Because of the relatively short duration of our assets, we have viewed the recent improvement in rates on residential mortgage loans as an opportunity to hold more of these higher quality loans in our portfolio. During the first quarter of 2008, our residential mortgage loan portfolios increased by $23.5 million, while our commercial and consumer loan portfolios declined $2.0 million and $7.7 million, respectively.

The slower loan growth in commercial and consumer loans in recent quarters is a reflection of the weak economic conditions in West Michigan and our interest in maintaining the quality of our loan portfolio. In particular, deterioration in residential land development has impacted both asset growth and asset quality.

Commercial and commercial real estate loans still remain our largest loan segment and accounted for approximately 73% and 74% of the total loan portfolio at March 31, 2008 and December 31, 2007. Residential mortgage loans and consumer loans comprised 17% and 10% of total loans at March 31, 2008, and 15% and 11% at December 31, 2007.

A further breakdown of the composition of commercial loans is shown in the table below (in thousands):

	March 31, 2008	December 31, 2007

Construction/Land Development	$334,065	$335,366
Farmland and Agriculture	32,474	30,371
Nonfarm, Nonresidential	460,573	454,764
Multi-family	29,768	35,381

Total Commercial Real Estate Loans	856,880	855,882
Commercial and Industrial	435,703	438,743

Total Commercial Loans	$1,292,583	$1,294,625

Loans for the development or sale of 1-4 family residential properties were approximately $239.6 million at March 31, 2008, representing approximately 72% of the construction and land development portfolio. Of this total, approximately $22.6 million was secured by vacant land, $132.6 million was secured by developed residential land and $84.4 million was secured by 1-4 family properties held for speculative purposes. Vacant land is land zoned for residential purposes but with no further development. Developed residential land is land that has been further developed for future residential construction, including but not limited to completed lot surveys, road work, water, sewer and other utility preparation and general land grade. 1-4 family properties held for speculative purposes are on developed residential lots and include completed residential homes or residential homes in the process of construction. The balances of these loan portfolios remained relatively stable compared to December 31, 2007.

Our loan portfolio is reviewed regularly by our senior management, our loan officers, and an internal loan review team that is independent of our loan originators. When reasonable doubt exists concerning collectibility of interest or principal of one of our loans, that loan is placed in non-accrual status. Any interest previously accrued but not collected is reversed and charged against current earnings.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Nonperforming loans include loans on non-accrual status, restructured loans and loans delinquent more than 90 days but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans.

As of March 31, 2008, nonperforming loans totaled $75.6 million or 4.28% of total portfolio loans compared to $73.9 million or 4.22% of total portfolio loans at December 31, 2007.

Loans for the development or sale of 1-4 family residential properties were approximately $55.7 million or 74% of total non-performing loans at March 31, 2008. Of this total, approximately $2.8 million was secured by vacant land, $38.8 million was secured by developed residential land and $14.1 million was secured by 1-4 family properties held for speculative purposes. The remaining balance of nonperforming loans at March 31, 2008 consist of a number of commercial loans most of which are on nonaccrual and which we consider to be well collateralized or adequately reserved.

Foreclosed assets totaled $8.2 million at March 31, 2008 compared to $5.7 million at December 31, 2007. The balance at March 31, 2008 was comprised of a number of real estate properties for which no loss is expected upon disposition.

The following table shows the composition and amount of our nonperforming assets:

(Dollars in thousands)	March 31, 2008	December 31, 2007

Nonaccrual loans	$74,542	$70,999
Renegotiated loans	34	38
Loans 90 days past due and still accruing	995	2,872

Total nonperforming loans	75,571	73,909
Foreclosed assets	8,248	5,704
Repossessed assets	350	172

Total nonperforming assets	$84,169	$79,785

Nonperforming loans to total loans	4.28%	4.22%
Nonperforming assets to total assets	3.93%	3.75%

Allowance for loan losses: The allowance for loan losses as of March 31, 2008 was $32.0 million or 1.81% of total portfolio loans, compared to $33.4 million or 1.91% of total portfolio loans at December 31, 2007. Net charge-offs for the three months ended March 31, 2008 totaled $4.2 million as compared to $445,000 for the same period in 2007. Of the $4.2 million in charge-offs for the quarter, approximately $3.0 million were from impaired loans with previously established specific allowances. The ratio of net charge-offs to average loans was 0.95% on an annualized basis for the first three months of 2008 compared to 0.10% for the first three months of 2007. The provision for loan losses increased $1.8 million to $2.7 million for the three months ended March 31, 2008 compared to $875,000 for the same period of the prior year primarily due to the increase in net charge-offs.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Impaired loans increased to $116.1 million at March 31, 2008 from $99.0 million at December 31, 2007. The increase in impaired loans is primarily from loans associated with residential land development. Despite the increase in the balance of impaired loans, the reserves associated with impaired loans declined. The specific allowance for impaired loans was $13.1 million at March 31, 2008 and $15.8 million at December 31, 2007. The decline is primarily from the charge-offs recorded on impaired loans during the quarter. In addition, reserves associated with impaired loans added during the quarter were not significant considering, in most cases, the value of collateral exceeded the loan balance at March 31, 2008.

The allowance allocated to commercial loans that are not considered to be impaired is based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. An allowance for these types may be established due to a change in economic conditions and trends for that type. The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $16.5 million at March 31, 2008 compared to $15.3 million at December 31, 2007 and increased primarily from a general migration of loans to a lower risk grade.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $2.4 million at March 31, 2008 compared to $2.3 million at December 31, 2007. The increase was primarily related to an increase in our mortgage loan portfolio.

Deposits and Other Borrowings: Total deposits increased $46.9 million to $1.57 billion at March 31, 2008 compared to $1.52 billion at December 31, 2007, primarily from institutional customers. The growth in deposits within the Company’s markets was primarily from certificates of deposits and money market accounts, as deposit customers continue to prefer such accounts within the current rate environment. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The decrease of $29.1 million in Federal funds purchased and $20.3 million in other borrowed funds was largely related to the growth in deposits discussed above. The decrease in other borrowed funds was entirely due to a decrease in Federal Home Loan Bank advances.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity increased $2.4 million during the first quarter to $163.0 million at March 31, 2008 primarily from an increase in other comprehensive income. The $1.9 million increase in accumulated other comprehensive income was due to an increase in the market value of securities available for sale, as market interest rates for similar instruments have decreased since the beginning of the year.

Net income generated during the first three months of 2008 of $2.4 million was offset by cash dividends of $2.2 million, or $.13 per share. We began paying cash dividends at the end of 2000 and have increased the amount of the dividend each year since then. It is anticipated that we will continue to pay quarterly cash dividends in the future, but will closely monitor the sufficiency of our earnings relative to this dividend.

Our total capital to risk-weighted assets was 10.7% at both March 31, 2008 and December 31, 2007. Our Tier 1 Capital as a percent of average assets was 8.3% at both March 31, 2008 and December 31, 2007. Both ratios continue to be maintained at levels well in excess of the regulatory minimums for bank holding companies. The ratios remained flat since the beginning of the year primarily because our retained earnings have kept pace with the growth in our assets.

Liquidity: The liquidity of a financial institution reflects its ability to measure and monitor a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Home Loan Bank, structured repo borrowings and federal funds purchased lines with our correspondent banks, loan payments by our borrowers, maturities and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above. In addition, the Company has been approved to borrow from the Federal Reserve Bank of Chicago’s discount window. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

Our market risk exposure is mainly comprised of our sensitivity to interest rate risk. Our balance sheet has sensitivity, in various categories of assets and liabilities, to changes in prevailing rates in the U.S., including the Federal funds rate, the prime rate, mortgage rates, U.S. Treasury rates and various money market indexes. As part of our asset/liability management process, we identify and evaluate opportunities to structure our balance sheet to maximize our earnings while balancing our liquidity and interest rate risk within established parameters.

We utilize a simulation model as our primary measurement technique in our interest rate risk management. Our simulation analyses monitors the direction and magnitude of variations in net interest income and the economic value of equity (“EVE”) resulting from potential changes in market interest rates.

Key assumptions in the model include the repricing of cash flows and maturities of interest-sensitive assets and interest-sensitive liabilities at current market rates, prepayment speeds on certain assets, and changes in market conditions impacting loan and deposit pricing. We also assume certain levels of rate sensitivity to changes in market rates of our non-maturing transaction deposits based upon our historical sensitivity under previous interest rate cycles, and we include pricing floors on discretionary priced liability products which limit how low various checking and savings products could go under declining interest rates. These assumptions reflect our pricing philosophy in response to changing interest rates.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2008 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$214,202	(9.07)%	$63,079	1.46%
Interest rates up 100 basis points	230,631	(2.09)	62,699	0.84
No change in interest rates	235,559	--	62,174	--
Interest rates down 100 basis points	229,433	(2.60)	61,843	(0.53)
Interest rates down 200 basis points	226,403	(3.89)	62,472	0.48

This analysis suggests that net interest income will stay within a narrow range over the next twelve months under the differing rate scenarios. Considering the generally low interest rate environment, we have seen a shift in our loan customers’ preferences from variable rates to fixed rates, while the duration of our liabilities has shortened. This has resulted in a more balanced interest rate risk position. In response to this shift to a more balanced interest rate risk position, the Company chose to terminate its interest rate swaps in February, 2008, as more fully described in Note 9 to the Financial Statements.

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

On April 15, 2003, the United States District Court for the Western District of Michigan appointed a receiver for Trade Partners. In order to prevent or minimize any loss to investors in the viaticals sold by Trade Partners to investors, the court-appointed receiver coordinated the payment of premiums on the approximately 1,000 outstanding viaticated insurance policies in the Trade Partners portfolio so that the policies would not lapse. The receiver informed the Company that nine policies with a total face value of approximately $1.4 million lapsed for failure to pay premiums prior to the receiver’s coordination efforts. In addition, the receiver unsuccessfully contested a partial lapse totaling about $700,000. In February 2008 the receiver reported that he had discovered that an unspecified number of group policies in an unspecified face amount had apparently lapsed prior to the receivership “for various reasons, including companies that went out of business or employees who had been terminated.”

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of April 15, 2008 he had received sale payments of approximately $39 million and proceeds of maturities aggregating another $31.6 million.

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

The receiver reported that he commenced distributions on January 19, 2007, and that as of April 15, 2008 $46,937,479 in court-approved claims and settlements had been distributed. There may be additional distributions, but the Company does not know when they might be made or in what amount.

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

There have been no material changes in the risk factors applicable to the Company from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. The Corporation did not repurchase any shares of its common stock in open market under the repurchase plan during the first quarter of 2008. The Corporation has remaining authority to repurchase up to $26,103,695 of market value of its common stock under the repurchase plan.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION /s/ Benj. A. Smith, III —————————————— Benj. A. Smith, III Chairman and Chief Executive Officer

/s/ Jon W. Swets —————————————— Jon W. Swets Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: May 8, 2008

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