Form 10-Q
period 2008-06-30
MACATAWA BANK CORP
filed 2008-08-08
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [ X ] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [__]	Accelerated filer [ X ]	Non-accelerated filer [__] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,023,165 shares of the Company’s Common Stock (no par value) were outstanding as of August 6, 2008.

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

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 (unaudited) and December 31, 2007

(dollars in thousands)	June 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$41,261	$49,816
Federal funds sold	7,759	---

Cash and cash equivalents	49,020	49,816

Securities available for sale	169,378	201,498
Securities held to maturity	1,840	1,917
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale, at fair value at 6/30/08	992	3,127
Total loans	1,765,779	1,750,632
Allowance for loan losses	(31,769)	(33,422)

Net loans	1,734,010	1,717,210

Premises and equipment - net	64,284	64,564
Accrued interest receivable	8,487	10,003
Goodwill	25,919	25,919
Acquisition intangibles	2,803	3,023
Bank-owned life insurance	23,164	22,703
Other assets	26,554	17,911

Total assets	$2,118,726	$2,129,966

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$186,688	$185,681
Interest-bearing	1,417,324	1,337,872

Total deposits	1,604,012	1,523,553

Federal funds purchased	8,500	46,467
Other borrowed funds	295,775	354,052
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	8,375	4,031

Total liabilities	1,957,900	1,969,341

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized;
17,021,379 and 16,968,398 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	163,964	163,522
Retained earnings (deficit)	(4,009)	(4,208)
Accumulated other comprehensive income	871	1,311

Total shareholders' equity	160,826	160,625

Total liabilities and shareholders' equity	$2,118,726	$2,129,966

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2008 and 2007
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Interest income
Loans, including fees	$26,934	$33,105	55,899	$65,563
Securities	2,040	2,192	4,225	4,408
FHLB Stock	174	123	327	280
Other	51	263	64	364

Total interest income	29,199	35,683	60,515	70,615

Interest expense
Deposits	10,083	15,296	21,917	30,534
Other	4,029	4,052	8,814	7,686

Total interest expense	14,112	19,348	30,731	38,220

Net interest income	15,087	16,335	29,784	32,395

Provision for loan losses	3,500	965	6,200	1,840

Net interest income after
provision for loan losses	11,587	15,370	23,584	30,555

Noninterest income
Service charges and fees	1,322	1,306	2,563	2,448
Gain on sales of loans	343	370	819	813
Trust fees	1,164	1,209	2,334	2,406
Gain on sales of securities	412	---	412	---
Gain on settlement of interest rate swaps	---	---	832	---
Other	1,814	1,135	3,098	2,088

Total noninterest income	5,055	4,020	10,058	7,755

Noninterest expense
Salaries and benefits	6,875	6,345	13,776	12,475
Occupancy of premises	1,114	1,020	2,339	2,075
Furniture and equipment	992	933	1,985	1,825
Legal and professional fees	334	306	637	557
Marketing and promotion	353	346	710	663
Data processing fees	466	471	971	950
Other	3,507	3,184	6,814	5,848

Total noninterest expenses	13,641	12,605	27,232	24,393

Income before income tax expense	3,001	6,785	6,410	13,917

Income tax expense	830	2,195	1,801	4,492

Net income	$2,171	$4,590	$4,609	$9,425

Basic earnings per share	$.13	$.27	$.27	$.55
Diluted earnings per share	13.26		.27	.54
Cash dividends per share	.13	.13	.26	.25

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2008 and 2007
(unaudited)

(dollars in thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Net income	$2,171	$4,590	$4,609	$9,425
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on
securities available for sale	(2,309)	(1,370)	(440)	(1,200)

Net change in unrealized gains (losses) on
derivative instruments	---	(120)	---	136

Comprehensive income (loss)	$(138)	$3,100	$4,169	$8,361

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Periods Ended June 30, 2008 and 2007
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2007	$153,728	$4,840	$(1,719)	$156,849

Net income for six months ended June 30, 2007		9,425		9,425

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale			(1,200)	(1,200)
Net change in unrealized gain (loss) on derivative
instruments				136

Comprehensive income			136	8,361

Issued 20,537 shares for stock option exercises (net of 3,485 shares exchanged and including $18 of tax benefit)	169			169

Stock compensation expense	299			299

Issued 136,936 shares for acquisition of Smith &
Associates	3,150			3,150

Issued 819,223 shares in payment of 5% stock dividend	9,518	(9,536)		(18)

Repurchased 60,000 shares of stock	(924)			(924)

Cash dividends at $.25 per share		(4,362)		(4,362)

Balance, June 30, 2007	$165,940	$367	$(2,783)	$163,524

Balance, January 1, 2008	$163,522	$(4,208)	$1,311	$160,625

Net income for six months ended June 30, 2008		4,609		4,609

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale			(440)	(440)

Comprehensive income				4,169

Issued 28,060 shares for stock option exercises
(net of 96 shares exchanged and including $36 of tax benefit)	141			141

Stock compensation expense	301			301

Cash dividends at $.26 per share		(4,410)		(4,410)

Balance, June 30, 2008	$163,964	(4,009)	$871	$160,826

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2008 and 2007
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash flows from operating activities
Net income	$4,609	$9,425
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	1,924	1,724
Stock compensation expense	301	299
Provision for loan losses	6,200	1,840
Origination of loans for sale	(53,789)	(53,259)
Proceeds from sales of loans originated for sale	56,743	54,022
Gain on sales of loans	(819)	(813)
Gain on sales of securities	(412)	---
Net change in:
Accrued interest receivable and other assets	(4,605)	318
Bank-owned life insurance	461	(415)
Accrued expenses and other liabilities	4,581	(176)

Net cash from operating activities	15,194	12,965
Cash flows from investing activities
Loan originations and payments, net	(26,444)	(17,743)
Purchases of securities available for sale	(20,509)	(15,335)
Maturities and calls of securities available for sale	30,651	17,944
Maturities of securities held to maturity	---	715
Sales of securities available for sale	21,704	---
Principal paydowns on securities	92	158
Additions to premises and equipment	(1,430)	(5,017)

Net cash used in investing activities	4,064	(19,278)

Cash flows from financing activities
Net increase (decrease) in deposits	80,459	(5,871)
Net decrease in short term borrowings	(37,967)	(11,990)
Proceeds from other borrowed funds	228,000	85,000
Repayments of other borrowed funds	(286,277)	(32,258)
Cash dividends paid	(4,410)	(4,380)
Repurchases of stock	---	(924)
Proceeds from exercises of stock options, including tax benefit	141	169

Net cash from financing activities	(20,054)	29,746

Net change in cash and cash equivalents	(796)	23,433
Cash and cash equivalents at beginning of period	49,816	39,882

Cash and cash equivalents at end of period	$49,020	$63,315

Supplemental cash flow information
Interest paid	$31,574	$37,864
Income taxes paid	3,850	5,350
Supplemental noncash disclosures:
Transfers from loans to other real estate	3,444	3,264
Acquisition of Smith & Associates:
Acquisition intangibles recorded	---	3,924
Other liabilities assumed	---	774
Common stock issued	---	3,150

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2007 Annual Report containing financial statements for the year ended December 31, 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Effective January 1, 2008, the standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted Statement No. 159 for loans originated for sale beginning April 1, 2008. The impact was not material to the Company’s financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 — SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

June 30, 2008
Available for Sale:
U.S. Treasury and federal
agency securities	$117,886	$725		$(270)	$118,341
State and municipal bonds	49,152	1,029		(123)	50,058
Other equity securities	1,000	---		(21)	979

	$168,038	$1,754		$(414)	$169,378

Held to Maturity:
State and municipal bonds	$1,840	$4	$	---	$1,884

December 31, 2007
Available for Sale:
U.S. Treasury and federal
agency securities	$149,021	$1,169		$(145)	$150,045
State and municipal bonds	49,460	1,056		(56)	50,460
Other equity securities	1,000	--		(7)	993

	$199,481	$2,225		$(208)	$201,498

Held to Maturity:
State and municipal bonds	$1,917	$45		$(1)	$1,961

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 — SECURITIES (Continued)

Securities with unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months			12 Months or More				Total

	Fair Value	Unrealized Loss		Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

June 30, 2008
U.S. Treasury and federal
agency securities	$19,807		$(270)	$	---	$	---	$19,807	$(270)
State and municipal bonds	9,411		(123)		---		---	9,411	(123)
Other equity securities	979		(21)		---		---	979	(21)

Total temporarily impaired	$30,197		$(414)	$	---	$	---	$30,197	$(414)

December 31, 2007
U.S. Treasury and federal
agency securities	$--	$	---		$37,104		$(145)	$37,104	$(145)
State and municipal bonds	1,777		(6)		4,479		(51)	6,256	(57)
Other equity securities	--		--		993		(7)	993	(7)

Total temporarily impaired	$1,777		$(6)		$42,576		$(203)	$44,353	$(209)

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

Contractual maturities of debt securities at June 30, 2008 were as follows (dollars in thousands):

	Held-to-Maturity Securities				Available-for-Sale Securities

	Amortized Cost		Fair Value		Amortized Cost	Fair Value

Due in one year or less	$	---	$	---	$45,495	$45,761
Due from one to five years		239		241	79,096	79,453
Due from five to ten years		840		866	29,067	29,657
Due after ten years		761		777	13,380	13,528

		$1,840		$1,884	$167,038	$168,399

Proceeds from the sale of available for sale securities were $21,704,000 and resulted in gross gains of $412,000 during the three and six month periods ended June 30, 2008. There were no sales of securities during the three and six month periods ended June 30, 2007.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
>(Unaudited)

NOTE 3 — LOANS

Loans were as follows (in thousands):

	June 30, 2008	December 31, 2007

Commercial	$441,882	$438,743
Commercial mortgage	834,690	855,882
Residential mortgage	302,185	266,325
Consumer	187,022	189,682

	1,765,779	1,750,632
Allowance for loan losses	(31,769)	(33,422)

	$1,734,010	$1,717,210

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Balance at beginning of period	$31,954	$23,689	$33,422	$23,259
Provision for loan losses	3,500	965	6,200	1,840
Charge-offs	(3,865)	(789)	(8,071)	(1,295)
Recoveries	180	78	218	139

Balance at end of period	$31,769	$23,943	$31,769	$23,943

Impaired loans were as follows at period end (dollars in thousands):

	June 30, 2008	December 31, 2007

Loans with no allocated allowance for loan losses	$39,602	$17,580
Loans with allocated allowance for loan losses	72,604	81,440

	112,206	99,020

Amount of the allowance for loan losses allocated	$12,593	$15,831

	Six months ended June 30, 2008	Six months ended June 30, 2007

Average of impaired loans during the period	$109,110	$14,952
Interest income recognized during impairment	929	---
Cash received for interest during impairment	734	---

Nonperforming loans were as follows at period-end (dollars in thousands):

	June 30, 2008	December 31, 2007

Loans past due over 90 days still on accrual	$2,801	$2,872
Nonaccrual loans	77,362	70,999
Renegotiated loans	30	38

	$80,193	$73,909

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007

Noninterest-bearing demand	$186,688	$185,681
Money market	350,097	337,322
NOW and Super NOW	237,203	273,658
Savings	47,623	40,119
Certificates of deposit	782,401	686,773

	$1,604,012	$1,523,553

Approximately $544,288,000 and $457,769,000 in time certificates of deposit were in denominations of $100,000 or more at June 30, 2008 and December 31, 2007.

Brokered deposits totaled approximately $241,998,000 and $202,839,000 at June 30, 2008 and December 31, 2007. At June 30, 2008 and December 31, 2007, brokered deposits had interest rates ranging from 3.50% to 5.15% and 3.65% to 5.20%, respectively. At June 30, 2008, maturities ranged from July, 2008 to May, 2011.

NOTE 5 – OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

June 30, 2008
Single maturity fixed rate advances	$155,000	October 2008 to November 2010	4.05%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	19,775	October 2008 to July 2018	3.81%

	$205,775

December 31, 2007
Single maturity fixed rate advances	$135,000	March 2008 to November 2010	4.77%
Daily variable rate advance	70,000	June 2008	4.32%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	8,052	February 2008 to July 2018	3.81%

	$244,052

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – OTHER BORROWED FUNDS (Continued)

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by residential and commercial real estate loans totaling $638,348,000 and $611,055,000 under a blanket lien arrangement at June 30, 2008 and December 31, 2007. Maturities as of June 30, 2008 were as follows (in thousands):

2008	$25,319
2009	40,123
2010	121,000
Thereafter	19,333

$205,775

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repo borrowings”) are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities that had a carrying amount of approximately $97,927,000 and $120,263,000 at June 30, 2008 and December 31, 2007. At maturity, the securities underlying the arrangements are returned to the company.

These borrowings were as follows (dollars in thousands):

June 30, 2008
Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%

December 31, 2007
Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%
Floating rate borrowings	20,000	August 2009 to August 2010	5.72%

	$110,000

Maturities as of June 30, 2008 were as follows (in thousands):

2009	$50,000
2010	40,000

$90,000

The Company terminated $20,000,000 of floating rate borrowings during the second quarter of 2008 resulting in gross gains of $243,000, which was included in other noninterest income for both the three and six month periods ended June 30, 2008.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans). The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock. The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 638,816 shares under the Employees’ Plans and 165,375 shares under the Directors’ Plans available for future issuance as of June 30, 2008. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2007. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

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

2008

Risk-free interest rate	3.14%
Expected option life	6.5 years
Expected stock price volatility	30.09%
Dividend yield	6.07%
Weighted average fair value of options granted	$ 1.35

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2008	957,765	$14.66
Granted	114,000	8.57
Exercised	(28,156)	5.05
Forfeited	(10,273)	16.11

Outstanding at June 30, 2008	1,033,336	$14.24	6.11	$142

Exercisable at June 30, 2008	675,658	$12.57	4.90	$142

The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $17,000 and $45,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $128,000 and $222,000 respectively.

There were no options vested during the three and six months ended June 30, 2008 or June 30, 2007.

For the three and six month periods ended June 30, 2008, the Company recorded compensation cost for stock options of $113,000, or $100,000 after tax and $192,000, or $167,000 after tax, respectively, each representing $0.01 per share. For the three and six month periods ended June 30, 2007, the Company recorded compensation cost for stock options of $110,000, or $99,000 after tax, and $227,000, or $204,000 after tax, each representing $0.01 per share.

As of June 30, 2008, there was approximately $400,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.4 years.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

Stock awards have vesting periods of up to four years. A summary of nonvested stock awards activity is as follows (dollars in thousands, except per option data):

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value

Outstanding at January 1, 2008	24,339	$18.64
Granted	26,590	8.57
Forfeited	(1,669)	14.70

Outstanding at June 30, 2008	49,260	$13.34

The Company recorded compensation cost of $54,000 and $36,000 for restricted stock awards for the three months ended June 30, 2008 and June 30, 2007, respectively. The Company recorded compensation cost of $109,000 and $72,000 for restricted stock awards for the six months ended June 30, 2008 and June 30, 2007, respectively.

As of June 30, 2008, there was $448,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 2.0 years. There were no shares vested during the three and six months ended June 30, 2008 and 2007.

NOTE 7 — EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2008 and 2007 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Basic earnings per share
Net income	$2,171	$4,590	$4,609	$9,425

Weighted average common
shares outstanding	16,970,634	17,191,063	16,960,909	17,195,050

Basic earnings per share	$0.13	$0.27	$0.27	$0.55

Diluted earnings per share
Net income	$2,171	$4,590	$4,609	$9,425

Weighted average common
shares outstanding	16,970,634	17,191,063	16,960,909	17,195,050
Add: Dilutive effects of
assumed exercise of stock options	44,573	213,955	48,619	248,050

Weighted average common and
dilutive potential common
shares outstanding	17,015,207	17,405,018	17,009,528	17,405,018

Diluted earnings per share	$0.13	$0.26	$0.27	$0.54

Stock options and restricted stock awards for 802,542 and 360,963 shares of common stock for both the three and six month periods ended June 30, 2008 and June 30, 2007, respectively were not considered in computing diluted earnings per share because they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003, the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank, which the Company acquired effective April 1, 2002. Trade Partners was involved in purchasing and selling interests in viaticals, which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The claims against Grand Bank and the Company in this lawsuit have been settled and dismissed with prejudice. In May 2003 a purported class action complaint was filed against the Company. As amended, this suit alleges that Grand Bank breached escrow agreements and fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals and in interests in limited partnerships which made loans to Trade Partners secured by viaticals, and with respect to loans made by purported class members directly to Trade Partners. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. In November 2006 the court denied class certification in this case. The Company believes that the class action, if it had been approved by the court, might have involved as many as 2,000 to 3,000 individual claimants. Since that denial of class certification, nine new actions, none of which is a class action, raising substantially the same allegations as the former class action have been filed in several jurisdictions on behalf of approximately 1,400 Trade Partners investors. Management believes the Company has strong defenses and will vigorously defend the cases.

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

In February of 2008, the Company chose to terminate all of its outstanding swaps, which had a total notional amount of $60,000,000. The Company realized a gain of approximately $832,000 associated with their settlements which was included in other noninterest income.

At December 31, 2007, outstanding swaps with a notional amount of $60,000,000 had weighted average pay rates of 7.25%, weighted average receive rates of 6.65% and a weighted average maturity of 1.5 years. These swaps had a fair value of $288,000 which was reported in other noninterest income.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10 — REGULATORY MATTERS (Continued)

At June 30, 2008 and December 31, 2007, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008
Total capital (to risk weighted assets)
Consolidated	$195,142	10.7%	$145,950	8.0%	N/A	N/A
Bank	193,334	10.6	145,761	8.0	$182,201	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	172,227	9.4	72,975	4.0	N/A	N/A
Bank	170,448	9.4	72,881	4.0	109,321	6.0
Tier 1 capital (to average assets)
Consolidated	172,227	8.2	84,016	4.0	N/A	N/A
Bank	170,448	8.1	83,908	4.0	104,885	5.0

December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$194,362	10.7%	$145,898	8.0%	N/A	N/A
Bank	192,677	10.6	145,715	8.0	$182,143	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	171,434	9.4	72,949	4.0	N/A	N/A
Bank	169,778	9.3	72,857	4.0	109,286	6.0
Tier 1 capital (to average assets)
Consolidated	171,434	8.3	82,850	4.0	N/A	N/A
Bank	169,778	8.2	82,754	4.0	103,443	5.0

The Bank was categorized as well capitalized at June 30, 2008 and December 31, 2007. There are no conditions or events since June 30, 2008 that management believes have changed its category.

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below (in thousands):

	Fair Value Measurements at June 30, 2008 Using

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$ 169,378	$ ---	$ 169,378	$ ---
Loans held for sale	992	$ ---	992	$ ---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

Fair Value Measurements at June 30, 2008 Using

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$ 72,604	$ ---	$ 72,604	$ ---

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $72.6 million, with a valuation allowance of $12.6 million, resulting in an additional provision for loan losses of approximately $799,000 and $1.1 million for the three and six month periods ended June 30, 2008.

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

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended June 30, 2008 was $2.2 million, a decrease of 53% as compared to second quarter 2007 net income of $4.6 million. Earnings per share on a diluted basis were $0.13 for the second quarter of 2008 compared to $0.26 for the same period in 2007. Net income for the six months ended June 30, 2008 was $4.6 million, a decrease of 51% compared to $9.4 million for the same period in the prior year. Earnings per share on a diluted basis were $0.27 for the six months ended June 30, 2008 compared to $0.54 for the same period in the prior year.

The decrease in net income for both the three and six months ended June 30, 2008 compared to the same periods in the prior year was primarily due to increases in the provision for loan losses, a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income.

Net Interest Income: Net interest income totaled $15.1 million for the second quarter of 2008, a decrease of $1.2 million, or 8%, as compared to the second quarter of 2007. Net interest income for the first six months of 2008 totaled $29.8 million, a decrease of $2.6 million or 8% as compared to $32.4 million for the same period in 2007. The decrease in net interest income for both the three and six month periods was primarily from a decline in the net interest margin partially offset by an increase in average earning assets. The net interest margin decreased 26 basis points to 3.06% for the second quarter of 2008 and 30 basis points to 3.03% for the first six months of 2008 when compared to the same periods in the prior year. Only 6 and 11 basis points, respectively, of the declines for both the three and six month periods ended June 30, 2008 compared to the same periods in the prior year were primarily related to the impact of the 325 basis point decline in the Federal funds and prime rates that began in September of 2007. The remaining margin declines were associated with higher balances of nonperforming assets. Average earning assets increased $13.4 million to $1.98 billion for the second quarter of 2008 and $23.3 million to $1.98 billion for the six month period ended June 30, 2008 compared to the same periods of the prior year.

During both the three and six month periods, the decrease in the yield on assets exceeded the decrease in the cost of funds and was the primary reason for the decline in the net interest margin.

The yield on earning assets decreased by 135 basis points for the three months ended June 30, 2008 and 113 basis points for the six months ended June 30, 2008 compared to the same periods in the prior year. The short-term interest rate cuts that began in the third quarter of 2007 caused a decrease in the yield on our variable rate loan portfolio and were the primary reason for the decrease in yield on earning assets. Also contributing to the decrease was the impact of rising balances of nonperforming loans throughout 2007 and into 2008 which resulted in a decline of approximately 20 basis points for both the three and six months ended June 30, 2008.

The cost of funds decreased 119 basis points for the three months ended June 30, 2008 and 91 basis points for the six months ended June 30, 2008 compared to the same periods in the prior year. A decrease in the rates paid on our deposit accounts, the rollover of time deposits at lower rates, and the repositioning of other borrowings within the lower rate environment were the primary reasons for the decrease in the cost of funds.

We expect growth in earning assets to be at lower levels than we have experienced in the past due to the generally weak economic conditions in Michigan. The 225 basis point cuts in the Federal funds and prime rates that occurred in the first six months of 2008 are anticipated to have a minimal impact on net interest income over the next twelve months. The Company’s variable rate loan portfolio exceeds the level of variable rate funding, but the fixed rate funding portfolio that reprices over the next twelve months is expected to offset this excess.

The following table shows an analysis of net interest margin for the three-month periods ending June 30, 2008 and 2007.

	For the three months ended June 30,

	2008			2007

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$135,826	$1,497	4.41%	$148,593	$1,644	4.42%
Tax-exempt securities (1)	51,427	543	6.50%	52,105	548	6.48%
Loans(2)	1,771,590	26,934	6.03%	1,733,992	33,105	7.57%
Federal Home Loan Bank stock	12,275	174	5.60%	12,275	123	3.95%
Federal funds sold	9,352	51	2.15%	20,090	263	5.18%

Total interest earning assets (1)	1,980,470	29,199	5.91%	1,967,055	35,683	7.26%

Noninterest earning assets:
Cash and due from banks	25,940			30,919
Other	125,569			117,000

Total assets	$2,131,979			$2,114,974

Liabilities
NOWs and MMDAs	$605,666	2,218	1.47%	$739,338	6,735	3.65%
Savings	45,339	46	0.41%	42,514	61	0.58%
IRAs	43,482	437	4.04%	43,103	513	4.78%
Time deposits	730,445	7,382	4.07%	656,362	7,987	4.88%
Other borrowed funds	310,072	3,379	4.31%	248,549	3,102	4.94%
Long-term debt	41,238	603	5.66%	41,238	860	8.25%
Federal funds borrowed	10,473	47	2.23%	6,548	90	5.44%

Total interest bearing liabilities	1,786,715	14,112	3.16%	1,777,652	19,348	4.35%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	168,520			164,532
Other noninterest bearing liabilities	12,515			7,088
Shareholders' equity	164,229			165,702

Total liabilities and shareholders' equity	$2,131,979			$2,114,974

Net interest income		$15,087			$16,335

Net interest spread (1)			2.75%			2.91%
Net interest margin (1)			3.06%			3.32%
Ratio of average interest earning assets to
average interest bearing liabilities	110.84%			110.65%

    (1)     Yield adjusted to fully tax equivalent.
    (2)     Includes non-accrual loans.

The following table shows an analysis of net interest margin for the six-month periods ending June 30, 2008 and 2007.

	For the six months ended June 30,

	2008			2007

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)
Assets
Taxable securities	$140,477	$3,140	4.47%	$149,570	$3,308	4.42%
Tax-exempt securities (1)	51,423	1,085	6.49%	52,244	1,100	6.48%
Loans(2)	1,765,774	55,899	6.28%	1,724,251	65,563	7.58%
Federal Home Loan Bank stock	12,275	327	5.27%	12,275	280	4.54%
Federal funds sold	5,679	64	2.23%	13,965	364	5.19%

Total interest earning assets (1)	1,975,628	60,515	6.14%	1,952,305	70,615	7.27%

Noninterest earning assets:
Cash and due from banks	26,846			31,067
Other	121,818			113,466

Total assets	$2,124,292			$2,096,838

Liabilities
NOWs and MMDAs	$614,114	5,726	1.88%	$733,888	13,293	3.66%
Savings	43,150	103	0.48%	41,557	120	0.58%
IRAs	42,853	914	4.29%	42,174	988	4.72%
Time deposits	706,287	15,174	4.32%	667,196	16,133	4.78%
Other borrowed funds	324,363	7,234	4.41%	232,477	5,751	4.92%
Long-term debt	41,238	1,371	6.57%	41,238	1,712	8.26%
Federal funds borrowed	13,726	209	3.02%	8,138	223	5.45%

Total interest bearing liabilities	1,785,731	30,731	3.44%	1,766,668	38,220	4.35%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	164,523			161,013
Other noninterest bearing liabilities	9,672			6,117
Shareholders' equity	164,366			163,040

Total liabilities and shareholders' equity	$2,124,292			$2,096,838

Net interest income		$29,784			$32,395

Net interest spread (1)			2.70%			2.92%
Net interest margin (1)			3.03%			3.33%
Ratio of average interest earning assets to
average interest bearing liabilities	110.63%			110.51%

    (1)     Yield adjusted to fully tax equivalent.
    (2)     Includes non-accrual loans.

Provision for Loan Losses: The provision for loan losses for the three and six month periods ended June 30, 2008 was $3.5 million and $6.2 million compared to $965,000 and $1.8 million for the same periods in the prior year. The increases in the provision for loan losses for both the three and six month periods ended June 30, 2008 were the result of higher net charge-offs and higher levels of problem loans as compared to the same periods in 2007. The amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2008 increased to $5.1 million and $10.1 million, respectively, from $4.0 million and $7.8 million for the same periods in the prior year. The increase for both the three and six month periods included approximately $412,000 and $243,000, respectively, of gains on the sale of securities and the termination of certain borrowings. The increase in the six month period included $832,000 of gains realized on the settlement of interest rate swaps which were free standing derivatives carried at fair value. The Company chose to execute each of these transactions to support its shift to a more balanced sensitivity to future interest rate changes. For more information about the interest rate swaps, refer to Note 9 of the Financial Statements. Increases in revenues from deposit services, investment services, ATM and debit card processing were offset by slight declines in trust income for both the three and six month periods ended June 30, 2008.

Noninterest Expense: Noninterest expense for the three and six month periods ended June 30, 2008 increased to $13.6 million and $27.2 million, respectively, from $12.6 million and $24.4 million for the same periods in the prior year. Increases of $530,000 and $1.3 million in salaries and benefits for the three and six month periods primarily related to general staff additions and merit increases since the prior year. Staff additions were in varied positions throughout the Company, including risk management, credit administration and problem asset departments, and selective sales personnel to support growth in deposits and commercial and industrial lending.

The increase in legal and professional fees and the increase of $323,000 and $966,000 in other expense for the three and six month periods primarily related to the impact of higher levels of nonperforming assets. Costs associated with nonperforming assets include legal costs, survey and appraisal fees, repossession expenses and disposition and other carrying costs. These costs increased by approximately $431,000 and $784,000 for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year. FDIC assessments increased by $84,000 and $222,000 for the three and six month periods due to an increase in insurance rates related to higher nonperforming asset levels. The Company was able to manage costs in other areas to offset these increases. We expect efficiency to continue to improve by better utilizing our capacity as we grow. We believe the additional capacity within our branch network will provide future growth opportunities without significant additional costs.

Federal Income Tax Expense: The Company’s federal income tax expense was $830,000 and $1.8 million resulting in an effective tax rate of 27.7% and 28.1% for the three and six month periods ended June 30, 2008. This compared to $2.2 million and $4.5 million resulting in an effective tax rate of 32.4% and 32.3% for the same periods in the prior year. The decline in the effective tax rate was primarily due to tax exempt income representing a higher percentage of total income in 2008.

FINANCIAL CONDITION

Summary: Total assets were $2.12 billion at June 30, 2008, a decrease of $11.2 million from $2.13 billion at December 31, 2007. The decline was primarily from a decrease of $32.1 million in available for sale securities and partially offset by an increase in portfolio loans of $15.1 million.

Securities Available for Sale: Securities available for sale were $169.4 million at June 30, 2008 compared to $201.5 million at December 31, 2007. The decrease was primarily due to calls and maturities and the sale of approximately $21.7 million of U.S. Government Agency bonds, partially offset by purchases of U.S. Government Agency bonds. The sales of securities helped support the Company’s interest in positioning its assets and liabilities to a more balanced sensitivity to interest rates and resulted in gross gains of $412,000.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.77 billion at June 30, 2008 compared to $1.75 billion at December 31, 2007. In recent quarters, residential mortgage loans have led our loan portfolio growth. Because of the relatively short duration of our assets, we have viewed the recent improvement in rates on residential mortgage loans as an opportunity to hold more of these higher quality loans in our portfolio. During the first six months of 2008, our residential mortgage loan portfolios increased by $35.9 million, while our commercial and consumer loan portfolios declined $18.1 million and $2.7 million, respectively.

The slower loan growth in commercial and consumer loans in recent quarters is a reflection of the weak economic conditions in West Michigan and our interest in maintaining the quality of our loan portfolio. In particular, deterioration in residential land development has impacted both asset growth and asset quality.

Commercial and commercial real estate loans still remain our largest loan segment and accounted for approximately 72% and 74% of the total loan portfolio at June 30, 2008 and December 31, 2007. Residential mortgage loans and consumer loans comprised 17% and 11% of total loans at June 30, 2008, and 15% and 11% at December 31, 2007.

A further breakdown of the composition of commercial loans is shown in the table below (in thousands):

	June 30, 2008	December 31, 2007

Construction/Land Development	$319,379	$335,366
Farmland and Agriculture	23,186	30,371
Nonfarm, Nonresidential	462,204	454,764
Multi-family	29,921	35,381

Total Commercial Real Estate Loans	834,690	855,882
Commercial and Industrial	441,882	438,743

Total Commercial Loans	$1,276,572	$1,294,625

Loans for the development or sale of 1-4 family residential properties were approximately $242.9 million at June 30, 2008, representing approximately 76% of the construction and land development portfolio. Of this total, approximately $31.9 million was secured by vacant land, $132.8 million was secured by developed residential land and $78.2 million was secured by 1-4 family properties held for speculative purposes. Vacant land is land zoned for residential purposes but with no further development. Developed residential land is land that has been further developed for future residential construction, including but not limited to completed lot surveys, road work, water, sewer and other utility preparation and general land grade. 1-4 family properties held for speculative purposes are on developed residential lots and include completed residential homes or residential homes in the process of construction. The balances of these loan portfolios remained relatively stable compared to December 31, 2007.

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

As of June 30, 2008, nonperforming loans totaled $80.2 million or 4.54% of total portfolio loans compared to $73.9 million or 4.22% of total portfolio loans at December 31, 2007.

Loans for the development or sale of 1-4 family residential properties were approximately $62.9 million or 78% of total non-performing loans at June 30, 2008. Of this total, approximately $2.9 million was secured by vacant land, $41.8 million was secured by developed residential land and $18.2 million was secured by 1-4 family properties held for speculative purposes. The remaining balance of nonperforming loans at June 30, 2008 consisted of a number of commercial loans most of which were on nonaccrual and which we consider to be well collateralized or adequately reserved through the allowance for loan losses.

Foreclosed assets totaled $8.0 million at June 30, 2008 compared to $5.7 million at December 31, 2007. The balance at June 30, 2008 was comprised of a number of real estate properties for which no loss is expected upon disposition.

The following table shows the composition and amount of our nonperforming assets:

(Dollars in thousands)	June 30, 2008	December 31, 2007

Nonaccrual loans	$77,362	$70,999
Renegotiated loans	30	38
Loans 90 days past due and still accruing	2,801	2,872

Total nonperforming loans	80,193	73,909
Foreclosed assets	7,960	5,704
Repossessed assets	333	172

Total nonperforming assets	$88,486	$79,785

Nonperforming loans to total loans	4.54%	4.22%
Nonperforming assets to total assets	4.18%	3.75%

Allowance for loan losses: The allowance for loan losses as of June 30, 2008 was $31.8 million or 1.80% of total portfolio loans, compared to $33.4 million or 1.91% of total portfolio loans at December 31, 2007. Net charge-offs for the six months ended June 30, 2008 totaled $7.9 million as compared to $1.2 million for the same period in 2007. Of the $7.9 million in charge-offs, approximately $4.6 million were from impaired loans with previously established specific allowances. The ratio of net charge-offs to average loans was 0.89% on an annualized basis for the first six months of 2008 compared to 0.13% for the first six months of 2007. The provision for loan losses increased $4.4 million to $6.2 million for the six months ended June 30, 2008 compared to $1.8 million for the same period of the prior year primarily due to higher levels of nonperforming loans and an increase in net charge-offs.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Impaired loans increased to $112.2 million at June 30, 2008 from $99.0 million at December 31, 2007. The increase in impaired loans is primarily from loans associated with residential land development. Despite the increase in the balance of impaired loans, the reserves associated with impaired loans declined. The specific allowance for impaired loans was $12.6 million at June 30, 2008 and $15.8 million at December 31, 2007. The decline is primarily from the charge-offs recorded on impaired loans during 2008. This was partially offset by reserves established for impaired loans added during the first six months of 2008.

The allowance allocated to commercial loans that are not considered to be impaired is based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. An allowance for these types may be established due to a change in economic conditions and trends for that type. The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $16.6 million at June 30, 2008 compared to $15.3 million at December 31, 2007 and increased primarily from a general migration of loans to a lower risk grade.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $2.6 million at June 30, 2008 compared to $2.3 million at December 31, 2007. The increase was primarily related to an increase in the balance of our mortgage loan portfolio.

Deposits and Other Borrowings: Total deposits increased $80.5 million to $1.60 billion at June 30, 2008 compared to $1.52 billion at December 31, 2007. Of the $80.5 million in deposit growth, approximately $41 million was from deposits generated within our market area, while approximately $39.2 million was from deposits generated through brokers. The growth in deposits within the Company’s markets was primarily from certificates of deposits, money market accounts and regular savings accounts, as deposit customers continue to prefer such accounts within the current rate environment. The growth in deposits allowed the Company to reduce its other borrowing levels since the beginning of the year. With our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, we expect further growth in our core transaction deposits.

The decrease of $37.8 million in Federal funds purchased and $58.3 million in other borrowed funds was largely related to the growth in deposits discussed above. Of the decrease in other borrowed funds, $38.3 million was due to a decrease in Federal Home Loan Bank advances and $20 million was due to a decrease in borrowings associated with securities sold under agreements to repurchase (“repo borrowings”). The Company terminated $20 million of repo borrowings in 2008 to support its shift to a more balanced sensitivity to future interest rate changes.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity remained relatively flat during the first six months and was $160.8 million at June 30, 2008 compared to $160.6 million at December 31, 2007.

Net income generated during the first six months of 2008 of $4.6 million was offset by cash dividends of $4.4 million, or $.26 per share. We will continue to closely monitor the sufficiency of our earnings relative to these dividends.

Our total capital to risk-weighted assets was 10.7% at both June 30, 2008 and December 31, 2007. Our Tier 1 Capital as a percent of average assets was 8.2% and 8.3%, respectively at June 30, 2008 and December 31, 2007. Both ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies. The ratios remained flat since the beginning of the year primarily because our retained earnings have kept pace with the growth in our assets.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2008 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$ 199,338	(9.39)	$ 63,411	3.34%
Interest rates up 100 basis points	212,007	(3.63)	62,423	1.73
No change in interest rates	220,003	--	61,359	--
Interest rates down 100 basis points	219,837	(0.08)	60,498	(1.40)
Interest rates down 200 basis points	216,442	(1.62)	60,281	(1.76)

This analysis suggests that net interest income will stay within a narrow range over the next twelve months under the differing rate scenarios. If interest rates were to rise, this analysis suggests that we are positioned for improvement in net interest income over the next twelve months.

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

Following denial of class certification in the Jenkins case, nine new cases were filed in several different jurisdictions. These complaints are identical in all material respects other than the identity of the plaintiffs, and are substantially identical to the complaint in the Jenkins litigation. None of these complaints contain class action allegations, but the total number of named plaintiffs in all the nine cases is about 1,400. The cases are: Ronald Ash, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the District Court for Oklahoma County, Oklahoma, subsequently removed by the Company to the United States District Court for the Western District of Oklahoma; Steven M. Adamson, et. al. v. Macatawa Bank Corporation, et. al.—filed November 15, 2006 in the United States District Court for the Western District of Oklahoma; James Lee Myers et. al. v. Macatawa Bank Corporation, et. al.—filed November 14, 2006 in the Superior Court for Los Angeles County, California, subsequently removed by the Company to the United States District Court for the Central District of California; Frank V. Bailey et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the United States District Court for the Northern District of Texas; Eddie Elkins, et. al. v. Macatawa Bank Corporation—filed January 29, 2007 in the United States District Court for the Western District of Oklahoma; William A. Giese, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the Circuit Court for Kent County, Michigan; Gerald Abraham, et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the Circuit Court for Kent County, Michigan; Jorge Acevedo, et. al. v. Macatawa Bank Corporation, et. al.—filed December 17, 2006 in the Circuit Court for Kent County, Michigan; and Jose Javier Acasuso, et. al. v. Macatawa Bank Corporation, et. al.—filed January 17, 2007 in the Circuit Court for Kent County, Michigan.

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of July 15, 2008 he had received sale payments of approximately $39.7 million and proceeds of maturities aggregating another $31.7 million.

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

The receiver reported that he commenced distributions on January 19, 2007, and that as of July 15, 2008 $46,940,264 in court-approved claims and settlements had been distributed. There may be additional distributions, but the Company does not know when they might be made or in what amount.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. The Corporation did not repurchase any shares of its common stock in open market under the repurchase plan during the first six months of 2008. The Corporation has remaining authority to repurchase up to $26,103,695 of market value of its common stock under the repurchase plan.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Securities Holders.

a)	The annual meeting of shareholders was held on April 22, 2008, at which the shareholders of Macatawa Bank Corporation voted to elect two directors for a term of three years. The results are as follows:

Director Nominee Robert E. DenHerder Arend D. Lubbers	For 15,471,229 15,130,030	Withheld 283,280 624,479

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: August 8, 2008

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