Form 10-Q/A
period 2008-06-30
MACATAWA BANK CORP
filed 2008-10-17
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

INDEX

		Page Number
Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of
	Results of Operations and Financial Condition	24

	Item 3.
	Quantitative and Qualitative Disclosures
	About Market Risk	33

	Item 4.
	Controls and Procedures	34

Part II.	Other Information:

	Item 1.
	Legal Proceedings	34

	Item 1.A.
	Risk Factors	36

	Item 2.
	Changes in Securities and Use of Proceeds	36

	Item 3.
	Defaults Upon Senior Securities	36

	Item 4.
	Submission of Matters to a Vote of Security Holders	37

	Item 5.
	Other Information	37

	Item 6.
	Exhibits	37

Signatures		38

EXPLANATORY NOTE

Macatawa Bank Corporation (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2008, originally filed with the U.S. Securities and Exchange Commission, (“SEC”), on August 8, 2008 (the “Original Filing”). The Company hereby amends Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition to reflect a restatement of the financial statements in connection with an additional $17.2 million in loan charge-offs, a corresponding $15.0 million in loan loss provisions and $850,000 in losses on foreclosed properties that were deemed to have existed as of June 30, 2008. See Footnote 13 of the restated financial statements for the specific line items restated.

The additional provisions and losses result in a $10.3 million decrease in earnings for both the three and six months ended June 30, 2008. The Company’s second quarter of 2008 earnings on an after-tax basis declined from $2.2 million in earnings to $8.1 million in net losses. The Company’s earnings for the six months ended June 30, 2008 declined from $4.6 million in earnings to $5.7 million in net losses. After these adjustments, Macatawa Bank continues to remain a well-capitalized financial institution under regulatory guidelines.

The additional provisions and losses result from continued weakness in the Company’s portfolio of real estate loans. The Company’s management and board identified the need for the adjustments based upon their review of information regarding its real estate loan portfolio, in particular, current and constantly evolving information about the challenges faced by the bank’s loan customers and their financial position, valuation data and trends with respect to the collateral securing these loans and, in general, the continued overall decline in the housing market. After consideration of the data, in particular the magnitude of the adjustment identified and considered necessary, the Company determined that the adjustment should be made effective June 30, 2008.

In connection with the restatement of the items described above, the Company reevaluated the effectiveness of its internal controls over financial reporting and accordingly, included revised disclosure in this Amended Report under Part I, Item 4, “Controls and Procedures.”

The Company has not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

For the convenience of the reader, this Amended Report sets forth the Original Filing in its entirety, although the Company is only restating those portions affected by corrected financial information.This Amended Report includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 (unaudited) and December 31, 2007

(dollars in thousands)	June 30, 2008 (Restated)	December 31, 2007

ASSETS
Cash and due from banks	$41,261	$49,816
Federal funds sold	7,759	---

Cash and cash equivalents	49,020	49,816

Securities available for sale	169,378	201,498
Securities held to maturity	1,840	1,917
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale, at fair value at 6/30/08	992	3,127
Total loans	1,748,629	1,750,632
Allowance for loan losses	(29,579)	(33,422)

Net loans	1,719,050	1,717,210

Premises and equipment - net	64,284	64,564
Accrued interest receivable	8,487	10,003
Goodwill	25,919	25,919
Acquisition intangibles	2,803	3,023
Bank-owned life insurance	23,164	22,703
Other assets	32,425	17,911

Total assets	$2,109,637	$2,129,966

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$186,688	$185,681
Interest-bearing	1,417,324	1,337,872

Total deposits	1,604,012	1,523,553

Federal funds purchased	8,500	46,467
Other borrowed funds	295,775	354,052
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	9,563	4,031

Total liabilities	1,959,088	1,969,341

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized;
17,021,379 and 16,968,398 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	163,964	163,522
Retained earnings (deficit)	(14,286)	(4,208)
Accumulated other comprehensive income	871	1,311

Total shareholders' equity	150,549	160,625

Total liabilities and shareholders' equity	$2,109,637	$2,129,966

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2008 and 2007
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended June 30, 2008 (Restated)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 (Restated)	Six Months Ended June 30, 2007

Interest income
Loans, including fees	$26,934	$33,105	55,899	$65,563
Securities	2,040	2,192	4,225	4,408
FHLB Stock	174	123	327	280
Other	51	263	64	364

Total interest income	29,199	35,683	60,515	70,615

Interest expense
Deposits	10,083	15,296	21,917	30,534
Other	4,029	4,052	8,814	7,686

Total interest expense	14,112	19,348	30,731	38,220

Net interest income	15,087	16,335	29,784	32,395

Provision for loan losses	18,460	965	21,160	1,840

Net interest income after
provision for loan losses	(3,373)	15,370	8,624	30,555

Noninterest income
Service charges and fees	1,322	1,306	2,563	2,448
Gain on sales of loans	343	370	819	813
Trust fees	1,164	1,209	2,334	2,406
Gain on sales of securities	412	---	412	---
Gain on settlement of interest rate swaps	---	---	832	---
Other	1,814	1,135	3,098	2,088

Total noninterest income	5,055	4,020	10,058	7,755

Noninterest expense
Salaries and benefits	6,875	6,345	13,776	12,475
Occupancy of premises	1,114	1,020	2,339	2,075
Furniture and equipment	992	933	1,985	1,825
Legal and professional fees	334	306	637	557
Marketing and promotion	353	346	710	663
Data processing fees	466	471	971	950
Other	4,357	3,184	7,664	5,848

Total noninterest expenses	14,491	12,605	28,082	24,393

Income (loss) before income tax expense (benefit)	(12,809)	6,785	(9,400)	13,917

Income tax expense (benefit)	(4,703)	2,195	(3,732)	4,492

Net income (loss)	$(8,106)	$4,590	$(5,668)	$9,425

Basic earnings (loss) per share	$(.48)	$.27	$(.33)	$.55
Diluted earnings (loss) per share	(.48)	.26	(.33)	.54
Cash dividends per share	.13	.13	.26	.25

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2008 and 2007
(unaudited)

(dollars in thousands)	Three Months Ended June 30, 2008 (Restated)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 (Restated)	Six Months Ended June 30, 2007

Net income (loss)	$(8,106)	$4,590	$(5,668)	$9,425
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on
securities available for sale	(2,309)	(1,370)	(440)	(1,200)

Net change in unrealized gains (losses) on
derivative instruments	---	(120)	---	136

Comprehensive income (loss)	$(10,415)	$3,100	$(6,108)	$8,361

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Periods Ended June 30, 2008 (Restated) and 2007
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2007	$153,728	$4,840	$(1,719)	$156,849

Net income for six months ended June 30, 2007		9,425		9,425

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale			(1,200)	(1,200)
Net change in unrealized gain (loss) on derivative
instruments			136	136

Comprehensive income				8,361

Issued 20,537 shares for stock option exercises (net of 3,485 shares exchanged and including $18 of tax benefit)	169			169

Stock compensation expense	299			299

Issued 136,936 shares for acquisition of Smith &
Associates	3,150			3,150

Issued 819,223 shares in payment of 5% stock dividend	9,518	(9,536)		(18)

Repurchased 60,000 shares of stock	(924)			(924)

Cash dividends at $.25 per share		(4,362)		(4,362)

Balance, June 30, 2007	$165,940	$367	$(2,783)	$163,524

Balance, January 1, 2008	$163,522	$(4,208)	$1,311	$160,625

Net income (loss) for six months ended June 30, 2008		(5,668)		(5,668)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale			(440)	(440)

Comprehensive loss				(6,108)

Issued 28,060 shares for stock option exercises
(net of 96 shares exchanged and including $36 of tax benefit)	141			141

Stock compensation expense	301			301

Cash dividends at $.26 per share		(4,410)		(4,410)

Balance, June 30, 2008	$163,964	(14,286)	$871	$150,549

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2008 and 2007
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2008 (Restated)	Six Months Ended June 30, 2007

Cash flows from operating activities
Net income (loss)	$(5,668)	$9,425
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	1,924	1,724
Stock compensation expense	301	299
Provision for loan losses	21,160	1,840
Origination of loans for sale	(53,789)	(53,259)
Proceeds from sales of loans originated for sale	56,743	54,022
Gain on sales of loans	(819)	(813)
Gain on sales of securities	(412)	---
Net change in:
Accrued interest receivable and other assets	(10,476)	318
Bank-owned life insurance	461	(415)
Accrued expenses and other liabilities	5,769	(176)

Net cash from operating activities	15,194	12,965
Cash flows from investing activities
Loan originations and payments, net	(26,444)	(17,743)
Purchases of securities available for sale	(20,509)	(15,335)
Maturities and calls of securities available for sale	30,651	17,944
Maturities of securities held to maturity	---	715
Sales of securities available for sale	21,704	---
Principal paydowns on securities	92	158
Additions to premises and equipment	(1,430)	(5,017)

Net cash used in investing activities	4,064	(19,278)

Cash flows from financing activities
Net increase (decrease) in deposits	80,459	(5,871)
Net decrease in short term borrowings	(37,967)	(11,990)
Proceeds from other borrowed funds	228,000	85,000
Repayments of other borrowed funds	(286,277)	(32,258)
Cash dividends paid	(4,410)	(4,380)
Repurchases of stock	---	(924)
Proceeds from exercises of stock options, including tax benefit	141	169

Net cash from financing activities	(20,054)	29,746

Net change in cash and cash equivalents	(796)	23,433
Cash and cash equivalents at beginning of period	49,816	39,882

Cash and cash equivalents at end of period	$49,020	$63,315

Supplemental cash flow information
Interest paid	$31,574	$37,864
Income taxes paid	3,850	5,350
Supplemental noncash disclosures:
Transfers from loans to other real estate	3,444	3,264
Acquisition of Smith & Associates:
Acquisition intangibles recorded	---	3,924
Other liabilities assumed	---	774
Common stock issued	---	3,150

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

NOTE 2 — SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

June 30, 2008
Available for Sale:
U.S. Treasury and federal
agency securities	$117,886	$725		$(270)	$118,341
State and municipal bonds	49,152	1,029		(123)	50,058
Other equity securities	1,000	---		(21)	979

	$168,038	$1,754		$(414)	$169,378

Held to Maturity:
State and municipal bonds	$1,840	$44	$	---	$1,884

December 31, 2007
Available for Sale:
U.S. Treasury and federal
agency securities	$149,021	$1,169		$(145)	$150,045
State and municipal bonds	49,460	1,056		(56)	50,460
Other equity securities	1,000	--		(7)	993

	$199,481	$2,225		$(208)	$201,498

Held to Maturity:
State and municipal bonds	$1,917	$45		$(1)	$1,961

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 — LOANS

Loans were as follows (in thousands):

	June 30, 2008 (Restated)	December 31, 2007

Commercial	$439,986	$438,743
Commercial mortgage	820,843	855,882
Residential mortgage	300,947	266,325
Consumer	186,853	189,682

	1,748,629	1,750,632
Allowance for loan losses	(29,579)	(33,422)

	$1,719,050	$1,717,210

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30, 2008 (Restated)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 (Restated)	Six Months Ended June 30, 2007

Balance at beginning of period	$31,954	$23,689	$33,422	$23,259
Provision for loan losses	18,460	965	21,160	1,840
Charge-offs	(21,015)	(789)	(25,221)	(1,295)
Recoveries	180	78	218	139

Balance at end of period	$29,579	$23,943	$29,579	$23,943

Impaired loans were as follows at period end (dollars in thousands):

	June 30, 2008 (Restated)	December 31, 2007

Loans with no allocated allowance for loan losses	$62,939	$17,580
Loans with allocated allowance for loan losses	63,975	81,440

	126,914	99,020

Amount of the allowance for loan losses allocated	$11,563	$15,831

	Six months ended June 30, 2008 (Restated)	Six months ended June 30, 2007

Average of impaired loans during the period	$104,590	$14,952
Interest income recognized during impairment	929	---
Cash received for interest during impairment	734	---

Nonperforming loans were as follows at period-end (dollars in thousands):

	June 30, 2008 (Restated)	December 31, 2007

Loans past due over 90 days still on accrual	$2,801	$2,872
Nonaccrual loans	76,064	70,999
Renegotiated loans	30	38

	$78,895	$73,909

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

NOTE 7 — EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2008 and 2007 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2008 (Restated)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 (Restated)	Six Months Ended June 30, 2007

Basic earnings (loss) per share
Net income (loss)	$(8,106)	$4,590	$(5,668)	$9,425

Weighted average common
shares outstanding	16,970,634	17,191,063	16,960,909	17,195,050

Basic earnings (loss) per share	$(0.48)	$0.27	$(0.33)	$0.55

Diluted earnings (loss) per share
Net income (loss)	$(8,106)	$4,590	$(5,668)	$9,425

Weighted average common
shares outstanding	16,970,634	17,191,063	16,960,909	17,195,050
Add: Dilutive effects of
assumed exercise of stock options		213,955		248,050

Weighted average common and
dilutive potential common
shares outstanding	16,970,634	17,405,018	16,960,909	17,443,100

Diluted earnings (loss) per share	$(0.48)	$0.26	$(0.33)	$0.54

Stock options and restricted stock awards for 1,084,096 and 360,963 shares of common stock for both the three and six month periods ended June 30, 2008 and June 30, 2007, respectively were not considered in computing diluted earnings (loss) per share because they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 – FEDERAL INCOME TAXES

The consolidated provision (benefit) for income taxes was as follows (dollars in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Current	($5,132)	$2,516	($4,009)	$5,117
Deferred (benefit) expense	429	(321)	277	(625)

	($4,703)	$2,195	($3,732)	$4,492

The difference between the financial statement tax expense (benefit) and the amount computed by applying the statutory federal tax rate to pretax income (loss) was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Statutory rate	35%	35%	35%	35%
Statutory rate applied to income (loss)
before taxes	$(4,482)	$2,375	$(3,289)	$4,871
Add (deduct)
Tax-exempt interest income	(165)	(159)	(327)	(318)
Bank-owned life insurance	(87)	(77)	(162)	(145)
Other, net	31	56	46	84

	$(4,703)	$2,195	$(3,732)	$4,492

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2008	December 31, 2007

Deferred tax asset
Allowance for loan losses	$10,388	$11,698
Nonaccrual loan interest	1,584	956
Other	941	597

	12,913	13,251
Deferred tax liabilities
Depreciation	(2,083)	(2,069)
Purchase accounting adjustments	(981)	(1,058)
Unrealized gain on derivative instruments	---	(101)
Unrealized gain on securities available for sale	(469)	(706)
Other	(650)	(648)

	(4,183)	(4,582)

Net deferred tax asset	$8,730	$8,669

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in the prior years which would be available to absorb the benefit, management has determined that no valuation allowance was required at June 30, 2008 and December 31, 2007.

There were no unrecognized tax benefits at June 30, 2008, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company is no longer subject to examination by the Internal Revenue Service for years before 2004.

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

NOTE 10 – INTEREST RATE SWAPS

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11 — REGULATORY MATTERS (Continued)

At June 30, 2008 and December 31, 2007, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008 (Restated)
Total capital (to risk weighted assets)
Consolidated	$184,690	10.2%	$145,098	8.0%	N/A	N/A
Bank	182,882	10.1	144,909	8.0	$181,136	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	161,932	8.9	72,549	4.0	N/A	N/A
Bank	160,153	8.8	72,455	4.0	108,682	6.0
Tier 1 capital (to average assets)
Consolidated	161,932	7.7	84,016	4.0	N/A	N/A
Bank	160,153	7.6	83,908	4.0	104,885	5.0

December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$194,362	10.7%	$145,898	8.0%	N/A	N/A
Bank	192,677	10.6	145,715	8.0	$182,143	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	171,434	9.4	72,949	4.0	N/A	N/A
Bank	169,778	9.3	72,857	4.0	109,286	6.0
Tier 1 capital (to average assets)
Consolidated	171,434	8.3	82,850	4.0	N/A	N/A
Bank	169,778	8.2	82,754	4.0	103,443	5.0

The Bank was categorized as well capitalized at June 30, 2008 and December 31, 2007. There are no conditions or events since the date of this filing that management believes have changed its category.

NOTE 12 – FAIR VALUE

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

NOTE 12 – FAIR VALUE (continued)

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below (in thousands):

	Fair Value Measurements at June 30, 2008 Using

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$ 169,378	$ ---	$ 169,378	$ ---
Loans held for sale	992	$ ---	992	$ ---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

Fair Value Measurements at June 30, 2008 Using

	June 30, 2008 (Restated)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (Restated)

Assets:
Impaired loans	$ 63,975	$ ---	$ ---	$ 63,975

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $64.0 million, with a valuation allowance of $11.6 million, resulting in an additional provision for loan losses of approximately $8.6 million and $8.9 million for the three and six month periods ended June 30, 2008.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the Original Filing, the Company concluded that additional loan charge-offs of $17.2 million, corresponding loan loss provisions of $15.0 million and losses on foreclosed properties of $850,000 were deemed to have existed as of June 30, 2008. As a result of the restatement, the following financial statement line items were adjusted:

(in thousands, except per share data)	As Previously Reported	As Corrected	Effect of Change

As of June 30, 2008

Consolidated Balance Sheets
Total loans	$1,765,779	$1,748,629	$(17,150)
Allowance for loan losses	31,769	29,579	(2,190)
Net loans	1,734,010	1,719,050	(14,960)
Other assets	26,554	32,425	5,871
Total assets	2,118,726	2,109,637	(9,089)
Accrued expenses and other liabilities	8,375	9,563	1,188
Total liabilities	1,957,900	1,959,088	1,188
Retained earnings (deficit)	(4,009)	(14,286)	(10,277)
Total shareholders' equity	160,826	150,549	(10,277)
Total liabilities and shareholders' equity	2,118,726	2,109,637	(9,089)

For the Three Months Ended June 30, 2008

Consolidated Statements of Income
Provision for loan losses	3,500	18,460	14,960
Net interest income after provision for loan losses	11,587	(3,373)	(14,960)
Other expense	3,507	4,357	(850)
Total noninterest expenses	13,641	14,491	(850)
Income (loss) before income tax expense (benefit)	3,001	(12,809)	(15,810)
Income tax expense (benefit)	830	(4,703)	(5,533)
Net income (loss)	2,171	(8,106)	(10,277)
Basic earnings (loss) per share	0.13	(0.48)	(0.61)
Diluted earnings (loss) per share	0.13	(0.48)	(0.61)

Consolidated Statements of Comprehensive Income
Net income (loss)	2,171	(8,106)	(10,277)
Comprehensive income (loss)	(138)	(10,415)	(10,277)

For the Six Months Ended June 30, 2008

Consolidated Statements of Income
Provision for loan losses	6,200	21,160	14,960
Net interest income after provision for loan losses	23,584	8,624	(14,960)
Other expense	6,814	7,664	(850)
Total noninterest expenses	27,232	28,082	(850)
Income (loss) before income tax expense (benefit)	6,410	(9,400)	(15,810)
Income tax expense (benefit)	1,801	(3,732)	(5,533)
Net income (loss)	4,609	(5,668)	(10,277)
Basic earnings (loss) per share	0.27	(0.33)	(0.60)
Diluted earnings (loss) per share	0.27	(0.33)	(0.60)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)	As Previously Reported	As Corrected	Effect of Change

For the Six Months Ended June 30, 2008

Consolidated Statements of Comprehensive Income
Net income (loss)	4,609	(5,668)	(10,277)
Comprehensive income (loss)	4,169	(6,108)	(10,277)

Consolidated Statements of Changes in Shareholders' Equity
Net income (loss)	4,609	(5,668)	(10,277)
Comprehensive income (loss)	4,169	(6,108)	(10,277)
Retained earnings (deficit)	(4,009)	(14,286)	(10,277)
Total shareholders' equity	160,826	150,549	(10,277)

Consolidated Statements of Cash Flows
Net income (loss)	4,609	(5,668)	(10,277)
Provision for loan losses	6,200	21,160	14,960
Net change in accrued interest receivable and other assets	(4,605)	(10,476)	(5,871)
Net change in accrued expenses and other liabilities	4,581	5,769	1,188

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

Summary: Net loss for the quarter ended June 30, 2008 was $(8.1) million, a decrease of 12.7 million as compared to second quarter 2007 net income of $4.6 million. Loss per share was $(0.48) for the second quarter of 2008 compared to diluted earnings per share of $0.26 for the same period in 2007. Net loss for the six months ended June 30, 2008 was $(5.7) million, a decrease of 15.1 million compared to net income of $9.4 million for the same period in the prior year. Loss per share was $(0.33) for the six months ended June 30, 2008 compared to diluted earnings per share of $0.54 for the same period in the prior year.

The decrease in net income for both the three and six months ended June 30, 2008 compared to the same periods in the prior year was primarily due to increases in the provision for loan losses. Also contributing to the decrease in net income for both periods were a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income.

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
    (2)     Includes non-accrual loans.

Provision for Loan Losses: The provision for loan losses for the three and six month periods ended June 30, 2008 was $18.5 million and $21.2 million compared to $965,000 and $1.8 million for the same periods in the prior year. The increase in the provision for loan losses for both the three and six month periods ended June 30, 2008 was primarily the result of higher net charge-offs and additional reserves considered necessary from increasing impaired loan levels. These higher charge-off and reserve requirements are mostly associated with significant declines in the value of collateral securing real estate loans, primarily residential land development.

The ultimate amounts of loan loss provision in both the current and prior year periods were a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion below under Portfolio Loans and Asset Quality.

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

Noninterest Expense: Noninterest expense for the three and six month periods ended June 30, 2008 increased to $14.5 million and $28.1 million, respectively, from $12.6 million and $24.4 million for the same periods in the prior year. Increases of $530,000 and $1.3 million in salaries and benefits for the three and six month periods primarily related to general staff additions and merit increases since the prior year. Staff additions were in varied positions throughout the Company, including risk management, credit administration and problem asset departments, and selective sales personnel to support growth in deposits and commercial and industrial lending.

The increase in legal and professional fees and the increase of $1.2 million and $1.8 million in other expense for the three and six month periods primarily related to the impact of higher levels of nonperforming assets. Costs associated with nonperforming assets include writedowns of other real estate owned, legal costs, survey and appraisal fees, repossession expenses and disposition and other carrying costs. These costs increased by approximately $1.3 million and $1.6 million for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year. Approximately $1.1 million of the increase for both the three and six month periods ended June 30, 2008 related to writedowns of other real estate owned. FDIC assessments increased by $84,000 and $222,000 for the three and six month periods due to an increase in insurance rates related to higher nonperforming asset levels. The Company was able to manage costs in other areas to offset these increases. We expect efficiency to continue to improve by better utilizing our capacity as we grow. We believe the additional capacity within our branch network will provide future growth opportunities without significant additional costs.

Federal Income Tax Expense (Benefit): The Company’s federal income tax benefit was $4.7 million and $3.7 million for the three and six month periods ended June 30, 2008. This compared to federal income tax expense of $2.2 million and $4.5 million for the same periods in the prior year. The difference between the Company’s financial statement tax expense (benefit) and the amount computed by applying the Company’s statutory federal tax rate of 35% for all periods is primarily due to tax exempt income from bank-owned life insurance and interest on municipal securities.

FINANCIAL CONDITION

Summary: Total assets were $2.11 billion at June 30, 2008, a decrease of $20.3 million from $2.13 billion at December 31, 2007. The decline was primarily from a decrease of $32.1 million in available for sale securities.

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

Portfolio Loans and Asset Quality: Total portfolio loans were $1.75 billion at both June 30, 2008 and December 31, 2007. Growth in residential mortgage loans was offset by declines in commercial and consumer loans. Because of the relatively short duration of our assets, we have viewed the recent improvement in rates on residential mortgage loans as an opportunity to hold more of these higher quality loans in our portfolio. During the first six months of 2008, our residential mortgage loan portfolios increased by $34.6 million, while our commercial and consumer loan portfolios declined $33.8 million and $3.1 million, respectively. The majority of the decline in the commercial portfolio relates to the $25.0 million of net charge-offs recorded during the first six months of 2008 as more fully discussed below under Allowance for Loan Losses.

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

A further breakdown of the composition of commercial loans is shown in the table below (in thousands):

	June 30, 2008	December 31, 2007

Construction/Land Development	$308,060	$335,366
Farmland and Agriculture	23,186	30,371
Nonfarm, Nonresidential	459,676	454,764
Multi-family	29,921	35,381

Total Commercial Real Estate Loans	820,843	855,882
Commercial and Industrial	439,986	438,743

Total Commercial Loans	$1,260,829	$1,294,625

Loans for the development or sale of 1-4 family residential properties were approximately $228.3 million at June 30, 2008, representing approximately 74% of the construction and land development portfolio. Of this total, approximately $31.8 million was secured by vacant land, $121.3 million was secured by developed residential land and $75.2 million was secured by 1-4 family properties held for speculative purposes. Vacant land is land zoned for residential purposes but with no further development. Developed residential land is land that has been further developed for future residential construction, including but not limited to completed lot surveys, road work, water, sewer and other utility preparation and general land grade. 1-4 family properties held for speculative purposes are on developed residential lots and include completed residential homes or residential homes in the process of construction. The balances of these loan portfolios remained relatively stable compared to December 31, 2007.

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

As of June 30, 2008, nonperforming loans totaled $78.9 million or 4.51% of total portfolio loans compared to $73.9 million or 4.22% of total portfolio loans at December 31, 2007.

Nonperforming loans for the development or sale of 1-4 family residential properties were approximately $62.8 million or 80% of total non-performing loans at June 30, 2008. Of this total, approximately $2.8 million was secured by vacant land, $43.3 million was secured by developed residential land and $16.7 million was secured by 1-4 family properties held for speculative purposes. The remaining balance of nonperforming loans at June 30, 2008 consisted of a number of commercial loans most of which were on nonaccrual and which we consider to be well collateralized or adequately reserved through the allowance for loan losses.

Foreclosed assets totaled $7.2 million at June 30, 2008 compared to $5.7 million at December 31, 2007. The balance at June 30, 2008 was comprised of a number of real estate properties carried at their fair value less costs to sell.

The following table shows the composition and amount of our nonperforming assets:

(Dollars in thousands)	June 30, 2008	December 31, 2007

Nonaccrual loans	$76,064	$70,999
Renegotiated loans	30	38
Loans 90 days past due and still accruing	2,801	2,872

Total nonperforming loans	78,895	73,909
Foreclosed assets	7,225	5,704
Repossessed assets	218	172

Total nonperforming assets	$86,338	$79,785

Nonperforming loans to total loans	4.51%	4.22%
Nonperforming assets to total assets	4.09%	3.75%

Allowance for Loan Losses: The allowance for loan losses as of June 30, 2008 was $29.6 million or 1.69% of total portfolio loans, compared to $33.4 million or 1.91% of total portfolio loans at December 31, 2007. Net charge-offs for the six months ended June 30, 2008 totaled $25.0 million, an increased of $19.3 million compared to $1.2 million for the same period in 2007. The provision for loan losses increased a corresponding $19.3 million to $21.2 million for the six months ended June 30, 2008 compared to $1.8 million for the same period of the prior year.

The increase in both net charge-offs and the provision for loan losses was largely associated with a significant decline in the value of collateral for the residential land development portfolio. For residential land development loans, cash flow to service the debt is primarily expected from sales of lots and properties securing these loans, which has declined markedly in recent months. Based upon this constantly evolving data, the Company generally lengthened the payback period and increased the discount rate assumptions used as part of the determination of value for these collateral dependent loans. Accordingly, the deterioration in expected cash flows from these resulting adjustments is the primary reason for the significant declines in the value of the real estate securing these loans.

The ratio of net charge-offs to average loans was 2.83% on an annualized basis for the first six months of 2008 compared to 0.13% for the first six months of 2007.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Impaired loans increased to $126.9 million at June 30, 2008 from $99.0 million at December 31, 2007. The increase in impaired loans is primarily from loans associated with residential land development. Despite the increase in the balance of impaired loans, the reserves associated with impaired loans declined. The specific allowance for impaired loans was $11.6 million at June 30, 2008 and $15.8 million at December 31, 2007. The decline is primarily from the charge-offs recorded on impaired loans during 2008. This was partially offset by reserves established for impaired loans added during the first six months of 2008.

The allowance allocated to commercial loans that are not considered to be impaired is based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. An allowance for these types may be established due to a change in economic conditions and trends for that type. The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $15.5 million at June 30, 2008 compared to $15.3 million at December 31, 2007 and increased primarily from a general migration of loans to a lower risk grade.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $2.5 million at June 30, 2008 compared to $2.3 million at December 31, 2007. The increase was primarily related to an increase in the balance of our mortgage loan portfolio.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity declined $10.1 million during the first six months and was $150.6 million at June 30, 2008 compared to $160.6 million at December 31, 2007.

A net loss during the first six months of 2008 of $5.7 million and cash dividends of $4.4 million, or $.26 per share, were the reasons for the decline. The Company has temporarily suspended its cash dividend to augment its capital position at this time.

Our total capital to risk-weighted assets was 10.2% at June 30, 2008 and 10.7% at December 31, 2007. Our Tier 1 Capital as a percent of average assets was 7.7% and 8.3%, respectively at June 30, 2008 and December 31, 2007. Both ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies. The ratios declined since the beginning of the year primarily because of the decline in total capital noted above.

Liquidity: The liquidity of a financial institution reflects its ability to measure and monitor a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Reserve Bank of Chicago’s discount window, the Federal Home Loan Bank, structured repo borrowings and federal funds purchased lines with our correspondent banks, loan payments by our borrowers, maturities and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

Item 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out by the Company’s management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded at that time that these disclosure controls and procedures were effective as of the end of the period covered by this report, i.e. June 30, 2008.

As discussed in the Explanatory Note to this Amended Report, however, subsequent to the Original Filing the Company identified that additional provisions for loan losses and write-downs on foreclosed properties were necessary as of June 30, 2008. Management identified the need for the adjustments based upon our review of constantly evolving information regarding our real estate loan portfolio and ongoing evaluation of the underlying collateral. While the factors related to individual loans varied, the magnitude of the adjustment that was considered necessary indicated that our original June 30, 2008 estimate was in error. In general, we believe that the discount factors applied to our collateral valuation estimates were not adequate to recognize the continuing rapid decline in the market value of real estate collateral securing our problem loans. As a result, Management concluded subsequent to the Original Filing that the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

Effective October 17, 2008 with the approval of the Company’s Audit Committee, Management modified its internal control procedures for determining values on collateral for non-performing loans and foreclosed properties. Management anticipates that such modified internal controls will operate effectively for the remainder of 2008 and for each reporting period thereafter.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE: October 17, 2008

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