Form 10-Q
period 2008-09-30
MACATAWA BANK CORP
filed 2008-11-10
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [__] No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,024,850 shares of the Company’s Common Stock (no par value) were outstanding as of November 6, 2008.

INDEX

Page Number

Part I. Financial Information:

Item 1.
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	8

Item 2.
Management's Discussion and Analysis of
Results of Operations and Financial Condition	22

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk	33

Item 4.
Controls and Procedures	34

Part II. Other Information:

Item 1.
Legal Proceedings	34

Item 1.A.
Risk Factors	36

Item 2.
Changes in Securities and Use of Proceeds	36

Item 3.
Defaults Upon Senior Securities	36

Item 4.
Submission of Matters to a Vote of Security Holders	36

Item 5.
Other Information	36

Item 6.
Exhibits	37

Signatures	38

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 (unaudited) and December 31, 2007

(dollars in thousands)	September 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$39,284	$49,816
Federal funds sold and other short term investments	88,224	---

Cash and cash equivalents	127,508	49,816

Securities available for sale	163,771	201,498
Securities held to maturity	1,838	1,917
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale, at fair value at September 30, 2008	983	3,127
Total loans	1,761,431	1,750,632
Allowance for loan losses	(30,491)	(33,422)

Net loans	1,730,940	1,717,210

Premises and equipment - net	64,149	64,564
Accrued interest receivable	8,560	10,003
Goodwill	25,919	25,919
Acquisition intangibles	2,696	3,023
Bank-owned life insurance	23,410	22,703
Other assets	33,711	17,911

Total assets	$2,195,760	$2,129,966

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$184,952	$185,681
Interest-bearing	1,508,649	1,337,872

Total deposits	1,693,601	1,523,553

Federal funds purchased	---	46,467
Other borrowed funds	295,109	354,052
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	13,714	4,031

Total liabilities	2,043,662	1,969,341

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 40,000,000 shares authorized;
17,024,850 and 16,968,398 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	164,157	163,522
Retained earnings (deficit)	(12,415)	(4,208)
Accumulated other comprehensive income	356	1,311

Total shareholders' equity	152,098	160,625

Total liabilities and shareholders' equity	$2,195,760	$2,129,966

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Interest income
Loans, including fees	$26,388	$32,633	82,287	$98,195
Securities	1,752	2,208	5,977	6,616
FHLB Stock	164	140	491	420
Other	310	410	375	774

Total interest income	28,614	35,391	89,130	106,005

Interest expense
Deposits	9,843	15,533	31,760	46,067
Other	3,935	4,023	12,749	11,709

Total interest expense	13,778	19,556	44,509	57,776

Net interest income	14,836	15,835	44,621	48,229

Provision for loan losses	2,425	3,640	23,585	5,480

Net interest income after provision for loan losses	12,411	12,195	21,036	42,749

Noninterest income
Service charges and fees	1,383	1,309	3,946	3,757
Gain on sales of loans	168	255	987	1,068
Trust fees	1,113	1,263	3,447	3,669
Gain on sales of securities	---	---	412	---
Gain on settlement of interest rate swaps	---	---	832	---
Other	1,474	1,204	4,571	3,292

Total noninterest income	4,138	4,031	14,195	11,786

Noninterest expense
Salaries and benefits	6,526	6,461	20,302	18,937
Occupancy of premises	1,111	1,057	3,451	3,132
Furniture and equipment	1,041	983	3,026	2,807
Legal and professional fees	334	313	971	870
Marketing and promotion	169	345	879	1,008
Data processing fees	455	478	1,426	1,428
FDIC assessment	359	297	1,080	797
Losses on foreclosed properties	515	88	1,667	124
Repossessed and foreclosed property administration	898	97	1,416	248
Other	2,631	2,613	7,903	7,774

Total noninterest expenses	14,039	12,732	42,121	37,125

Income (loss) before income tax expense (benefit)	2,510	3,494	(6,890)	17,410
Income tax expense (benefit)	639	1,037	(3,093)	5,529

Net income (loss)	$1,871	$2,457	$(3,797)	$11,881

Basic earnings (loss) per share	$.11	$.14	$(.22)	$.69
Diluted earnings(loss) per share	.11	.14	(.22)	.68
Cash dividends per share	---	.13	.26	.38

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2008 and 2007
(unaudited)

(dollars in thousands)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Net income (loss)	$1,871	$2,457	$(3,797)	$11,881
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on
securities available for sale	(515)	1,690	(955)	490

Net change in unrealized gains (losses) on
derivative instruments	---	698	---	834

Comprehensive income (loss)	$1,356	$4,845	$(4,752)	$13,205

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATIONCONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Month Periods Ended September 30, 2008 and 2007
(unaudited)

(dollars in thousands, except per share data)	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2007	$153,728	$4,840	$(1,719)	$156,849

Net income for nine months ended September 30, 2007		11,881		11,881

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale			490	490
Net change in unrealized gain (loss) on derivative
instruments			834	834

Comprehensive income				13,205

Issued 38,436 shares for stock option exercises (net of
3,833 shares exchanged and including $57 of tax	284			284
benefit)

Stock compensation expense	445			445

Issued 136,936 shares for acquisition of Smith &
Associates	3,150			3,150

Issued 819,223 shares in payment of 5% stock dividend	9,518	(9,536)		(18)

Repurchased 264,500 shares of stock	(3,611)			(3,611)

Cash dividends at $.38 per share		(6,573)		(6,573)

Balance, September 30, 2007	$163,514	$612	$(395)	$163,731

Balance, January 1, 2008	$163,522	$(4,208)	$1,311	$160,625

Net income (loss) for nine months ended September 30, 2008		(3,797)		(3,797)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale			(955)	(955)

Comprehensive income (loss)				(4,752)

Issued 32,824 shares for stock option exercises (net of
1,010 shares exchanged and including $40 of tax benefit)	174			174

Stock compensation expense	461			461
Cash dividends at $.26 per share		(4,410)		(4,410)

Balance, September 30, 2008	$164,157	$(12,415)	$356	$152,098

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cash flows from operating activities
Net income (loss)	$(3,797)	$11,881
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation and amortization	2,903	2,675
Stock compensation expense	461	445
Provision for loan losses	23,585	5,480
Origination of loans for sale	(62,431)	(70,169)
Proceeds from sales of loans originated for sale	65,562	71,543
Gain on sales of loans	(987)	(1,068)
Gain on sales of securities	(412)	---
Net change in:
Accrued interest receivable and other assets	(6,661)	1,720
Bank-owned life insurance	(707)	(633)
Accrued expenses and other liabilities	10,197	2,145

Net cash from operating activities	27,713	24,019
Cash flows from investing activities
Loan originations and payments, net	(45,011)	(32,685)
Purchases of securities available for sale	(45,973)	(22,154)
Maturities and calls of securities available for sale	60,986	21,434
Maturities of securities held to maturity	---	715
Sales of securities available for sale	21,704	---
Principal paydowns on securities	17	93
Additions to premises and equipment	(2,146)	(5,705)

Net cash used in investing activities	(10,423)	(38,302)

Cash flows from financing activities
Net increase (decrease) in deposits	170,048	(145,554)
Net increase (decrease) in short term borrowings	(46,467)	55,984
Proceeds from other borrowed funds	255,000	145,000
Repayments of other borrowed funds	(313,943)	(37,925)
Cash dividends paid	(4,410)	(6,591)
Repurchases of stock	---	(3,611)
Proceeds from exercises of stock options, including tax benefit	174	284

Net cash from financing activities	60,402	7,587

Net change in cash and cash equivalents	77,692	(6,696)
Cash and cash equivalents at beginning of period	49,816	39,882

Cash and cash equivalents at end of period	$127,508	$33,186

Supplemental cash flow information
Interest paid	$45,173	$57,371
Income taxes paid	3,850	5,350
Supplemental noncash disclosures:
Transfers from loans to other real estate	7,696	4,942
Acquisition of Smith & Associates:
Acquisition intangibles recorded	---	3,924
Other liabilities assumed	---	774
Common stock issued	---	3,150

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2007 Annual Report containing financial statements for the year ended December 31, 2007.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

September 30, 2008
Available for Sale:
U.S. Treasury and federal
agency securities	$112,532	$572		$(59)	$113,045
State and municipal bonds	49,691	604		(549)	49,746
Other equity securities	1,000	---		(20)	980

	$163,223	$1,176		$(628)	$163,771

Held to Maturity:
State and municipal bonds	$1,838	$35	$	---	$1,873

December 31, 2007
Available for Sale:
U.S. Treasury and federal
agency securities	$149,021	$1,169		$(145)	$150,045
State and municipal bonds	49,460	1,056		(56)	50,460
Other equity securities	1,000	--		(7)	993

	$199,481	$2,225		$(208)	$201,498

Held to Maturity:
State and municipal bonds	$1,917	$45		$(1)	$1,961

Securities with unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More				Total

	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

September 30, 2008
U.S. Treasury and federal
agency securities	$10,016	$(59)	$	---	$	---	$10,016	$(59)
State and municipal bonds	21,803	(549)		---		---	21,803	(549)
Other equity securities	980	(20)		---		---	980	(20)

Total temporarily impaired	$32,799	$(628)	$	---	$	---	$32,799	$(628)

December 31, 2007
U.S. Treasury and federal
agency securities	$--	$--		$37,104		$(145)	$37,104	$(145)
State and municipal bonds	1,777	(6)		4,479		(51)	6,256	(57)
Other equity securities	--	--		993		(7)	993	(7)

Total temporarily impaired	$1,777	$(6)		$42,576		$(203)	$44,353	$(209)

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

Contractual maturities of debt securities at September 30, 2008 were as follows (dollars in thousands):

	Held-to-Maturity Securities				Available-for-Sale Securities

	Amortized Cost		Fair Value		Amortized Cost	Fair Value

Due in one year or less	$	---	$	---	$43,996	$44,155
Due from one to five years		239		240	70,570	71,075
Due from five to ten years		840		862	33,738	33,890
Due after ten years		759		771	13,919	13,671

		$1,838		$1,873	$162,223	$162,791

Proceeds from the sale of available for sale securities were $21,704,000 and resulted in gross gains of $412,000 during the nine month period ended September 30, 2008. There were no sales of securities during the three month period ended September 30, 2008 and the three and nine month periods ended September 30, 2007.

NOTE 3 – LOANS

Loans were as follows (in thousands):

	September 30, 2008	December 31, 2007

Commercial	$436,633	$438,743
Commercial mortgage	826,588	855,882
Residential mortgage	307,013	266,325
Consumer	191,197	189,682

	1,761,431	1,750,632
Allowance for loan losses	(30,491)	(33,422)

	$1,730,940	$1,717,210

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Balance at beginning of period	$29,579	$23,943	$33,422	$23,259
Provision for loan losses	2,425	3,640	23,585	5,480
Charge-offs	(1,869)	(1,704)	(27,090)	(2,999)
Recoveries	356	37	574	176

Balance at end of period	$30,491	$25,916	$30,491	$25,916

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans were as follows at period end (dollars in thousands):

	September 30, 2008	December 31, 2007

Loans with no allocated allowance for loan losses	$58,769	$17,580
Loans with allocated allowance for loan losses	76,964	81,440

	135,733	99,020

Amount of the allowance for loan losses allocated	$12,215	$15,831

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Average of impaired loans during the period	$118,801	$22,656
Interest income recognized during impairment	1,663	---
Cash received for interest during impairment	1,422	---

Nonperforming loans were as follows at period-end (dollars in thousands):

	September 30, 2008	December 31, 2007

Loans past due over 90 days still on accrual	$4,627	$2,872
Nonaccrual loans	81,793	70,999
Renegotiated loans	26	38

	$86,446	$73,909

NOTE 4 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007

Noninterest-bearing demand	$184,952	$185,681
Money market	396,892	337,322
NOW and Super NOW	258,013	273,658
Savings	44,913	40,119
Certificates of deposit	808,831	686,773

	$1,693,601	$1,523,553

Approximately $560,396,000 and $457,769,000 in time certificates of deposit were in denominations of $100,000 or more at September 30, 2008 and December 31, 2007.

Brokered deposits totaled approximately $295,312,000 and $202,839,000 at September 30, 2008 and December 31, 2007. At September 30, 2008 and December 31, 2007, brokered deposits had interest rates ranging from 3.25% to 4.94% and 3.65% to 5.20%, respectively. At September 30, 2008, maturities ranged from October, 2008 to December, 2011.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Term	Advance Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2008
Single maturity fixed rate advances	$155,000	October 2008 to November 2010	4.05%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	19,109	October 2008 to July 2018	3.81%

	$205,109

December 31, 2007
Single maturity fixed rate advances	$135,000	March 2008 to November 2010	4.77%
Daily variable rate advance	70,000	June 2008	4.32%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	8,052	February 2008 to July 2018	3.81%

	$244,052

Each advance is payable at its maturity date and contains a prepayment penalty. These advances were collateralized by residential and commercial real estate loans totaling $634,861,000 and $611,055,000 under a blanket lien arrangement at September 30, 2008 and December 31, 2007. Maturities as of September 30, 2008 were as follows (in thousands):

2008	$25,319
2009	40,123
2010	121,000
Thereafter	18,667

$205,109

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repo borrowings”) are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities that had a carrying amount of approximately $94,484,000 and $120,263,000 at September 30, 2008 and December 31, 2007. At maturity, the securities underlying the arrangements are returned to the company.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – OTHER BORROWED FUNDS (Continued)

These borrowings were as follows (dollars in thousands):

September 30, 2008
Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%

December 31, 2007
Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%
Floating rate borrowings	20,000	August 2009 to August 2010	5.72%

	$110,000

Maturities as of September 30, 2008 were as follows (in thousands):

2009	$50,000
2010	40,000

$90,000

The Company terminated $20,000,000 of floating rate borrowings during the second quarter of 2008 resulting in gross gains of $243,000, which was included in other noninterest income for the nine month period ended September 30, 2008.

NOTE 6 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans). The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock. The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 642,734 shares under the Employees’ Plans and 165,375 shares under the Directors’ Plans available for future issuance as of September 30, 2008. All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 30, 2007. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

Stock Options

Option awards are granted with an exercise price equal to the market price at the date of grant. Option awards have vesting periods ranging from one to three years and have ten year contractual terms. The fair value of each option award is estimated on the grant date using a closed form option valuation (Black-Scholes) model. The fair value of options granted in 2008 was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.14%
Expected option life	6.5 years
Expected stock price volatility	30.09%
Dividend yield	6.07%
Weighted average fair value of options granted	$ 1.35

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – STOCK-BASED COMPENSATION (Continued)

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2008	957,765	$14.66
Granted	114,000	8.57
Exercised	(33,834)	5.42
Forfeited	(18,286)	17.72

Outstanding at September 30, 2008	1,019,645	$14.23	5.88	$71

Exercisable at September 30, 2008	668,060	$12.61	4.68	$71

The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $7,000 and $132,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $135,000 and $354,000 respectively. There were no options vested during the three and nine months ended September 30, 2008 or September 30, 2007.

For the three month period ended September 30, 2008, the Company recorded compensation cost for stock options of $108,000, or $96,000 after tax, representing $0.01 per share. For the nine month period ended September 30, 2008, the Company recorded compensation cost for stock options of $300,000, or $263,000 after tax, representing $0.02 per share. For the three month period ended September 30, 2007, the Company recorded compensation cost for stock options of $110,000, or $99,000 after tax, representing $0.01 per share. For the nine month period ended September 30, 2007 the Company recorded compensation cost for stock options of $337,000, or $303,000 after tax, representing $0.02 per share.

As of September 30, 2008, there was approximately $310,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Awards

Stock awards have vesting periods of up to four years. A summary of nonvested stock awards activity is as follows:

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value

Outstanding at January 1, 2008	24,339	$18.64
Granted	28,090	8.59
Forfeited	(4,462)	13.62

Outstanding at September 30, 2008	47,967	$13.22

The Company recorded compensation cost of $52,000 and $36,000 for restricted stock awards for the three months ended September 30, 2008 and September 30, 2007, respectively. The Company recorded compensation cost of $161,000 and $108,000 for restricted stock awards for the nine months ended September 30, 2008 and September 30, 2007, respectively.

As of September 30, 2008, there was $328,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.8 years. There were no shares vested during the three and nine months ended September 30, 2008 and 2007.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2008 and 2007 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Basic earnings (loss) per share
Net income (loss)	$1,871	$2,457	$(3,797)	$11,881

Weighted average common
shares outstanding	16,973,312	17,082,023	16,965,073	17,156,961

Basic earnings (loss) per share	$0.11	$0.14	$(0.22)	$0.69

Diluted earnings (loss) per share
Net income (loss)	$1,871	$2,457	$(3,797)	$11,881

Weighted average common
shares outstanding	16,973,312	17,082,023	16,965,073	17,156,961
Add: Dilutive effects of
assumed exercise of stock options	25,122	150,686	---	212,452

Weighted average common and dilutive
potential common shares outstanding	16,998,434	17,232,709	16,965,073	17,369,413

Diluted earnings (loss) per share	$0.11	$0.14	$(0.22)	$0.68

Stock options and restricted stock awards for 940,119 and 513,705 shares of common stock for the three month periods ended September 30, 2008 and 2007, and 1,067,612 and 358,307 shares of common stock for the nine month periods ended September 30, 2008 and 2007 were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 8 – FEDERAL INCOME TAXES

The consolidated provision (benefit) for income taxes was as follows (dollars in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Current	$1,397	$2,012	($2,612)	$7,128
Deferred (benefit) expense	(758)	(975)	(481)	(1,599)

	$639	$1,037	($3,093)	$5,529

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 – FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and the amount computed by applying the statutory federal tax rate to pretax income (loss) was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Statutory rate	35%	35%	35%	35%
Statutory rate applied to income (loss) before taxes	$879	$1,223	$(2,412)	$6,094
Add (deduct)
Tax-exempt interest income	(166)	(157)	(493)	(475)
Bank-owned life insurance	(86)	(77)	(248)	(222)
Other, net	12	48	60	132

	$639	$1,037	$(3,093)	$5,529

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2008	December 31, 2007

Deferred tax asset
Allowance for loan losses	$10,672	$11,698
Nonaccrual loan interest	1,763	956
Other	1,206	597

	13,641	13,251
Deferred tax liabilities
Depreciation	(2,088)	(2,069)
Purchase accounting adjustments	(944)	(1,058)
Unrealized gain on derivative instruments	---	(101)
Unrealized gain on securities available for sale	(192)	(706)
Other	(652)	(648)

	(3,876)	(4,582)

Net deferred tax asset	$9,765	$8,669

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in the prior years which would be available to absorb the benefit, management has determined that no valuation allowance was required at September 30, 2008 and December 31, 2007.

There were no unrecognized tax benefits at September 30, 2008, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company is no longer subject to examination by the Internal Revenue Service for years before 2004.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

On July 8, 2003, the Company filed a Form 8-K (dated July 1, 2003) with the Securities and Exchange Commission reporting events related to a former trust customer, Trade Partners, Inc. (“Trade Partners”), of the former Grand Bank, which the Company acquired effective April 1, 2002. Trade Partners was involved in purchasing and selling interests in viaticals, which are interests in life insurance policies of the terminally ill or elderly. Beginning in 1996, Grand Bank served as a custodian and escrow agent with respect to viaticals purchased by Trade Partners and sold to investors. Two lawsuits were filed, one in December 2002 and another in March 2003, against Trade Partners, Grand Bank and the Company alleging that Grand Bank breached certain escrow agreements related to viatical settlement contracts. Both of these lawsuits have been dismissed although the plaintiffs reserved the right to pursue the claims in the future. A third lawsuit was filed in April 2003 by two individual investors against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The claims against Grand Bank and the Company in this lawsuit have been settled and dismissed with prejudice. In May 2003 a purported class action complaint was filed against the Company. As amended, this suit alleges that Grand Bank breached escrow agreements and fiduciary duties and violated the Michigan Uniform Securities Act with respect to the investments secured by the purported class in viaticals and in interests in limited partnerships which made loans to Trade Partners secured by viaticals, and with respect to loans made by purported class members directly to Trade Partners. The Company has answered the complaint denying the material allegations and raising certain affirmative defenses. In November 2006 the court denied class certification in this case. The Company believes that the class action, if it had been approved by the court, might have involved as many as 2,000 to 3,000 individual claimants. Since that denial of class certification, nine new actions, none of which is a class action, raising substantially the same allegations as the former class action have been filed in several jurisdictions on behalf of approximately 1,400 Trade Partners investors, though some have been dismissed over the course of the litigation and the current total is approximately 1,200. Management believes the Company has strong defenses and will vigorously defend the cases.

Trade Partners is now in receivership. The supervising court authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank extended a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. No draws were made against the line, and the line expired during the fourth quarter of 2004.

On October 6, 2008 the Company reached a preliminary contingent settlement with lead counsel for the Plaintiffs in these proceedings. As proposed, this contingent preliminary settlement provides that the Company will pay the plaintiffs $2.75 million in cash, issue shares of common stock valued at $3.0 million and for each such share issued will issue warrants to purchase three additional shares of common stock at the current price. The stock warrants will expire after three years and will have an exercise price equal to 150% of the price per share at which the common stock is issued. The contingent preliminary settlement provides further that the plaintiffs are to receive amounts collected by the Company from third-party defendants up to $250,000. If the Company collects less than $250,000 from these other defendants, it is to make up the difference with the issuance of additional common stock.

The Company’s insurers have agreed to contribute $950,000 to the cash portion of the settlement. The contingent preliminary settlement involves no admission of fault or wrongdoing by the Company or Macatawa Bank.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9 – CONTINGENCIES (Continued)

The proposed agreement is subject to a number of contingencies, including:

•	Execution of a definitive settlement agreement.
•	By November 17, 2008, the parties will present the settlement terms to the U.S. District Court for the Western District of Michigan and to the Kent County Circuit Court, which must approve the fairness of the terms in accordance with securities regulations.
•	By January 15, 2009, 98% of the plaintiffs must agree to settle their claims under the terms of the settlement agreement
•	By January 15, 2009, 98% of the total dollar amount of the claims must be so resolved.
•	Counsel for all parties must agree that no securities registration for the stock and/or the warrants is required outside of the United States.

These contingencies are beyond the Company’s control. If the contingencies are not satisfied, the Trade Partners litigation will not be settled and the litigation process will resume. If the litigation resumes, the Company intends to continue to vigorously defend these actions.

The Company believes that the contingent preliminary settlement is an important first step towards resolving this litigation and believes that settling the litigation, would be in the best interests of the Company and its shareholders. However, the significance of these contingencies and the fact that they are substantially beyond the Company’s ability to control make us unable to determine at this time whether the matter will be settled or whether litigation will be continued. If settled as proposed, the impact on the Company would be the recording of an additional expense of approximately $4 million, net of tax.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits; and if the Bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At September 30, 2008 and December 31, 2007, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008
Total capital (to risk weighted assets)
Consolidated	$187,116	10.2%	$146,828	8.0%	N/A	N/A
Bank	185,777	10.1	146,628	8.0	$183,284	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	164,081	8.9	73,414	4.0	N/A	N/A
Bank	162,773	8.9	73,314	4.0	109,971	6.0
Tier 1 capital (to average assets)
Consolidated	164,081	7.8	84,533	4.0	N/A	N/A
Bank	162,773	7.7	84,435	4.0	105,544	5.0

December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$194,362	10.7%	$145,898	8.0%	N/A	N/A
Bank	192,677	10.6	145,715	8.0	$182,143	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	171,434	9.4	72,949	4.0	N/A	N/A
Bank	169,778	9.3	72,857	4.0	109,286	6.0
Tier 1 capital (to average assets)
Consolidated	171,434	8.3	82,850	4.0	N/A	N/A
Bank	169,778	8.2	82,754	4.0	103,443	5.0

The Bank was categorized as well capitalized at September 30, 2008 and December 31, 2007. There are no conditions or events since September 30, 2008 that management believes have changed its category.

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

Assets and liabilities measured at fair value on a recurring basis, are summarized below (in thousands):

	Fair Value Measurements at September 30, 2008 Using

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$163,771	---	$163,771	---
Loans held for sale	983	---	983	---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2008 Using

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$76,964	---	---	$76,964

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – FAIR VALUE (Continued)

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $77.0 million, with a valuation allowance of $12.2 million, resulting in an additional provision for loan losses of approximately $11.1 million for the nine month period ended September 30, 2008.

NOTE 13 – CAPITAL

On November 5, 2008 the Company sold $26.2 million of noncumulative perpetual preferred stock in a private transaction. Dividends on the preferred stock are payable quarterly in arrears at a rate of 12.0% per annum, if and when declared by the Company’s Board of Directors. The shares are convertible into common stock at the option of the holder at a price per share of $8.95. On or after October 31, 2011, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances. The initial closing resulted in gross proceeds of $26.2 million. The Company may hold subsequent closings and issue more preferred stock as additional subscriptions are received.

The Company is also carefully evaluating the U.S. Treasury Department’s Capital Purchase Program for making equity investments in banks, and may apply to participate in that program.

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

Since opening in November of 1997, Macatawa Bank has experienced substantial growth. We believe that growth in core deposits is key to our long-term success and it is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through our expanding branch network and high quality service standards.

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

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended September 30, 2008 was $1.9 million, a decrease of 24% as compared to third quarter 2007 net income of $2.5 million. Earnings per share on a diluted basis were $0.11 for the third quarter of 2008 compared to $0.14 for the same period in 2007. Net loss for the nine months ended September 30, 2008 was $(3.8) million, a decrease of $15.7 million compared to net income of $11.9 million for the same period in the prior year. Loss per share was $(0.22) for the nine months ended September 30, 2008 compared to diluted earnings per share of $0.68 for the same period in the prior year.

The decrease in net income for the three months ended September 30, 2008 compared to the same period in the prior year was primarily due to an increase in noninterest expense and a decrease in net interest income partially offset by a decrease in the provision for loan losses. The decrease in net income for the nine months ended September 30, 2008 compared to the same period in the prior year was primarily due to increases in the provision for loan losses. Also contributing to the decrease was an increase in noninterest expense and a decrease in net interest income partially offset by an increase in noninterest income.

Net Interest Income: Net interest income totaled $14.8 million for the third quarter of 2008, a decrease of $1.0 million or 6% as compared to the third quarter of 2007. Net interest income for the first nine months of 2008 totaled $44.6 million, a decrease of $3.6 million or 7% as compared to $48.2 million for the same period in 2007. The decrease in net interest income for both the three and nine month periods was primarily from a decline in the net interest margin partially offset by an increase in average earning assets. The net interest margin decreased 22 basis points to 2.98% for the third quarter of 2008 and 28 basis points to 3.01% for the first nine months of 2008 when compared to the same periods in the prior year. The majority of the margin declines for both the three and nine month periods ended September 30, 2008 compared to the same periods in the prior year were primarily related to higher balances of nonperforming assets. Also contributing to the margin declines was the impact of the 325 basis point decline in the Federal funds and prime rates that began in September of 2007. Average earning assets increased $18.4 million to $1.98 billion for the third quarter of 2008 and $21.7 million to $1.98 billion for the nine month period ended September 30, 2008 compared to the same periods of the prior year.

During both the three and nine month periods, the decrease in the yield on assets exceeded the decrease in the cost of funds and was reflected by the decline in the net interest margin.

The yield on earning assets decreased by 140 basis points for the three months ended September 30, 2008 and 122 basis points for the nine months ended September 30, 2008 compared to the same periods in the prior year. The short-term interest rate cuts that began in the third quarter of 2007 caused a decrease in the yield on our variable rate loan portfolio and were the primary reason for the decrease in yield on earning assets. Also contributing to the decrease was the impact of rising balances of nonperforming loans throughout 2007 and into 2008 which resulted in a decline of approximately 12 and 15 basis points, respectively, for both the three and nine months ended September 30, 2008.

The cost of funds decreased 133 basis points for the three months ended September 30, 2008 and 106 basis points for the nine months ended September 30, 2008 compared to the same periods in the prior year. A decrease in the rates paid on our deposit accounts in response to declining market rates, the rollover of time deposits at lower rates, and the repositioning of other borrowings within the lower rate environment were the primary reasons for the decrease in the cost of funds.

We expect the growth rate of earning assets to be slower than we have experienced in the past due to the generally weak economic conditions in Michigan. The 275 basis point cuts in the Federal funds and prime rates that have occurred so far in 2008 are anticipated to have a minimal impact on net interest income over the next twelve months. The Company’s variable rate loan portfolio exceeds the level of variable rate funding, but the fixed rate funding portfolio that reprices over the next twelve months is expected to offset this excess.

The following table shows an analysis of net interest margin for the three month periods ending September 30, 2008 and 2007.

	For the three months ended September 30,

	2008			2007

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)

Assets
Taxable securities	$114,099	$1,210	4.24%	$148,480	$1,663	4.48%
Tax-exempt securities (1)	51,355	542	6.49%	51,588	545	6.50%
Loans(2)	1,757,839	26,388	5.90%	1,722,511	32,633	7.43%
Federal Home Loan Bank stock	12,275	164	5.22%	12,275	140	4.44%
Federal funds sold and other short-term
investments	48,979	310	2.48%	31,301	410	5.13%

Total interest earning assets (1)	1,984,547	28,614	5.73%	1,966,155	35,391	7.13%

Noninterest earning assets:
Cash and due from banks	27,947			31,687
Other	129,571			118,632

Total assets	$2,142,065			$2,116,474

Liabilities
NOWs and MMDAs	$631,828	2,213	1.39%	$747,614	6,896	3.66%
Savings	47,213	35	0.30%	41,082	59	0.57%
IRAs	44,803	436	3.87%	43,864	531	4.80%
Time deposits	740,877	7,159	3.84%	651,293	8,047	4.91%
Other borrowed funds	296,254	3,328	4.39%	244,039	3,102	4.98%
Long-term debt	41,238	600	5.69%	41,238	871	8.27%
Federal funds borrowed	1,284	7	2.26%	3,793	50	5.14%

Total interest bearing liabilities	1,803,497	13,778	3.03%	1,772,923	19,556	4.36%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	176,266			170,501
Other noninterest bearing liabilities	10,083			6,854
Shareholders' equity	152,219			166,196

Total liabilities and shareholders' equity	$2,142,065			$2,116,474

Net interest income		$14,836			$15,835

Net interest spread (1)			2.70%			2.77%
Net interest margin (1)			2.98%			3.20%
Ratio of average interest earning assets to
average interest bearing liabilities	110.04%			110.90%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans.

The following table shows an analysis of net interest margin for the nine month periods ending September 30, 2008 and 2007.

	For the nine months ended September 30,

	2008			2007

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)

Assets
Taxable securities	$131,620	$4,350	4.41%	$149,203	$4,971	4.44%
Tax-exempt securities (1)	51,400	1,627	6.49%	52,023	1,645	6.48%
Loans(2)	1,763,110	82,287	6.15%	1,723,665	98,195	7.53%
Federal Home Loan Bank stock	12,275	491	5.25%	12,275	420	4.51%
Federal funds sold and other short-term
investments	20,218	375	2.44%	19,807	774	5.15%

Total interest earning assets (1)	1,978,623	89,130	6.00%	1,956,973	106,005	7.22%

Noninterest earning assets:
Cash and due from banks	27,216			31,276
Other	124,420			115,206

Total assets	$2,130,259			$2,103,455

Liabilities
NOWs and MMDAs	$620,062	7,939	1.71%	$738,514	20,190	3.65%
Savings	44,514	138	0.41%	41,397	179	0.58%
IRAs	43,508	1,350	4.14%	42,744	1,519	4.75%
Time deposits	717,901	22,333	4.15%	661,836	24,179	4.88%
Other borrowed funds	314,925	10,562	4.42%	236,373	8,853	4.94%
Long-term debt	41,238	1,970	6.28%	41,238	2,583	8.26%
Federal funds borrowed	9,548	217	2.98%	6,674	273	5.39%

Total interest bearing liabilities	1,791,696	44,509	3.30%	1,768,776	57,776	4.36%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	168,465			164,211
Other noninterest bearing liabilities	9,811			6,365
Shareholders' equity	160,287			164,103

Total liabilities and shareholders' equity.	$2,130,259			$2,103,455

Net interest income		$44,621			$48,229

Net interest spread (1)			2.70%			2.87%
Net interest margin (1)			3.01%			3.29%
Ratio of average interest earning assets to
average interest bearing liabilities	110.43%			110.64%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans.

Provision for Loan Losses: The provision for loan losses for the three and nine month periods ended September 30, 2008 was $2.4 million and $23.6 million compared to $3.6 million and $5.5 million for the same periods in the prior year. The increases in the provision for loan losses for the nine month period ended September 30, 2008 were the result of higher net charge-offs and additional reserves considered necessary from increasing impaired loan levels in 2008 as compared to 2007. These higher charge-off and reserve requirements are mostly associated with significant declines in the value of collateral securing real estate loans primarily for residential land development.

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

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2008 increased to $4.1 million and $14.2 million, respectively, from $4.0 million and $11.8 million for the same periods in the prior year. The increase in the nine month period included approximately $412,000, $243,000, and $832,000, respectively, of gains on the sale of securities, gains on the termination of certain borrowings and gains realized on the settlement of interest rate swaps which were free standing derivatives carried at fair value. The Company chose to execute each of these transactions to support its shift to a more balanced sensitivity to future interest rate changes. For more information about the interest rate swaps, refer to Note 9 of the Financial Statements. Increases in revenues from deposit services, investment services, and ATM and debit card processing were offset by slight declines in trust income and gains on loans sold for both the three and nine month periods ended September 30, 2008. General declines in customer stock portfolio values associated with the decline in the stock market was the primary reason for the decrease in trust income, and a combination of elevated mortgage rates and lower mortgage volume associated with corrections in the housing market have caused the decrease in gains on mortgage loans sold.

Noninterest Expense: Noninterest expense for the three and nine month periods ended September 30, 2008 increased to $14.0 million and $42.1 million, respectively, from $12.7 million and $37.1 million for the same periods in the prior year.

The primary reason for the increase in total noninterest expense for the three and nine month periods related to the administrative impact of higher levels of nonperforming assets. Costs associated with nonperforming assets include legal costs, repossessed and foreclosed property administration expense and losses on foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. These costs amounted to approximately $1.6 million and $3.5 million for the three and nine month periods ended September 30, 2008 compared to $308,000 and $701,000 for the same periods in 2007 as itemized in the following table (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Legal and professional	$153	$123	$437	$329
Repossessed and foreclosed
property administration	898	97	1,416	248
Losses on foreclosed properties	515	88	1,667	124

Total	$1,566	$308	$3,520	$701

FDIC assessments also increased by $62,000 and $283,000 for the three and nine month periods due to an increase in insurance rates related to these higher nonperforming asset levels.

When excluding the above-mentioned costs, total non-interest expense was flat when comparing the third quarter of 2008 to the third quarter of 2007, and was up approximately $1.9 million when comparing the nine month period ended September 30, 2008 to the same period in the prior year.

The increase for the nine month period was largely associated with a $1.4 million in salaries and benefits primarily related to general staff additions and merit increases since the prior year. Staff additions were in varied positions throughout the Company, including risk management, credit administration and problem asset departments, and selective sales personnel to support growth in deposits and commercial and industrial lending. Salary and benefit levels have begun to experience a slight decline primarily from staff attrition in certain operational and sales functions associated with improved efficiency.

Expense reduction initiatives that began in early 2008 have allowed the Company to manage costs in other areas to offset the increases driven by higher nonperforming asset levels. We expect efficiency to continue to improve in response to these initiatives and by better utilizing our capacity as we grow.

Federal Income Tax Expense (Benefit): The Company’s federal income tax expense was $639,000 and $1.0 million for the three months ended September 30, 2008 and 2007 resulting in an effective tax rate of 25.5% and 29.7%, respectively. The decline in the effective tax rate was primarily due to tax exempt income representing a higher percentage of total income in 2008. The Company had a federal income tax benefit of $3.1 million for the nine month period ended September 30, 2008 associated with the net loss reported for this period compared to federal income tax expense of $5.5 million for the same period in the prior year. The difference between the Company’s financial statement tax expense (benefit) and the amount computed by applying the Company’s statutory federal tax rate of 35% for all periods is primarily due to tax exempt income from bank-owned life insurance and interest on municipal securities.

FINANCIAL CONDITION

Summary: Total assets were $2.20 billion at September 30, 2008, an increase of $65.8 million from $2.13 billion at December 31, 2007. The increase was primarily from an increase of $88.2 million in Federal funds sold and other short-term investments and partially offset by a decrease of $37.7 million in available for sale securities.

Federal Funds Sold and Other Short Term Investments: The increase in Federal funds sold and other short-term investments to $88.2 at September 30, 2008 was from liquid investments with maturities of 7 days or less primarily associated with an increase in seasonal deposits. The Company expects these balances to decline during the fourth quarter as these deposit funds are used by these seasonal customers.

Securities Available for Sale: Securities available for sale were $163.8 million at September 30, 2008 compared to $201.5 million at December 31, 2007. The decrease was primarily due to calls and maturities and the sale of approximately $21.7 million of U.S. Government Agency bonds, partially offset by purchases of U.S. Government Agency bonds. The sales of securities helped support the Company’s interest in positioning its assets and liabilities to a more balanced sensitivity to interest rates and resulted in gross gains of $412,000.

Portfolio Loans and Asset Quality: Total portfolio loans were $1.76 billion at September 30, 2008 compared to $1.75 billion at December 31, 2007. Growth in residential mortgage loans and consumer loans was offset by a decline in commercial loans. During the first nine months of 2008, our residential mortgage loan portfolios increased by $40.7 million, our consumer loan portfolio increased $1.5 million and we saw a decline of $31.4 million in our commercial loan portfolio.

Because of the relatively short duration of our assets, we viewed the improvement in rates on residential mortgage loans as an opportunity to hold more of these higher quality loans in our portfolio. We feel we have achieved the majority of our portfolio goals in this portfolio. Accordingly, we anticipate a higher percentage of our mortgage volume to be sold into the secondary market with a corresponding slower level of growth in our mortgage loan portfolio during the fourth quarter. Due to continued corrections occurring in the housing market and the continued deterioration in the economy, we also expect overall mortgage volumes, whether held in portfolio or sold into the secondary, to decline.

The majority of the decline in the commercial portfolio relates to the $26.5 million of net charge-offs recorded during the first nine months of 2008 as more fully discussed below under Allowance for Loan Losses. The slower loan growth in commercial and consumer loans in recent quarters is a reflection of the weak economic conditions in West Michigan and our interest in maintaining the quality of our loan portfolio. In particular, deterioration in residential land development has impacted both asset growth and asset quality.

Commercial and commercial real estate loans still remain our largest loan segment and accounted for approximately 72% and 74% of the total loan portfolio at September 30, 2008 and December 31, 2007, respectively. Residential mortgage loans and consumer loans comprised 17% and 11% of total loans at September 30, 2008, and 15% and 11% at December 31, 2007.

A further breakdown of the composition of commercial loans is shown in the table below (in thousands):

	September 30, 2008	December 31, 2007

Construction/Land Development	$305,264	$335,366
Farmland and Agriculture	24,482	30,371
Nonfarm, Nonresidential	467,202	454,764
Multi-family	29,640	35,381

Total Commercial Real Estate Loans	826,588	855,882
Commercial and Industrial	436,633	438,743

Total Commercial Loans	$1,263,221	$1,294,625

Loans for the development or sale of 1-4 family residential properties were approximately $224.1 million at September 30, 2008, representing approximately 73% of the construction and land development portfolio. Of this total, approximately $33.7 million was secured by vacant land, $117.7 million was secured by developed residential land and $72.3 million was secured by 1-4 family properties held for speculative purposes. Vacant land is zoned for residential purposes but with no further development. Developed residential land has been further developed for future residential construction, including but not limited to completed lot surveys, road work, water, sewer and other utility preparation and general land grade. 1-4 family properties held for speculative purposes are on developed residential lots and include completed residential homes or residential homes in the process of construction. The balances of these loan portfolios have declined by approximately $12 million compared to December 31, 2007.

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

As of September 30, 2008, nonperforming loans totaled $86.4 million or 4.91% of total portfolio loans compared to $73.9 million or 4.22% of total portfolio loans at December 31, 2007.

Loans for the development or sale of 1-4 family residential properties were approximately $63.5 million or 74% of total non-performing loans at September 30, 2008 compared to $57.4 million or 78% of total non-performing loans at December 31, 2007. Of the total at September 30, 2008, approximately $3.9 million was secured by vacant land, $44.4 million was secured by developed residential land and $15.2 million was secured by 1-4 family properties held for speculative purposes.

Late in the second quarter and into the third quarter of 2008, management took aggressive steps to again reevaluate its loan portfolio considering the continuing stress in the residential real estate markets. This resulted in additional charge-offs, additional balances in and reserves for problem credits and corresponding increases in provisions for loan losses. The majority of the resulting non-performing loan portfolio is secured by real estate, primarily residential land development. Despite the difficulty in valuing this type of collateral in the current market, management believes non-performing loans are either well collateralized or have been appropriately discounted with adequate reserves.

Foreclosed assets totaled $9.4 million at September 30, 2008 compared to $5.7 million at December 31, 2007. The increase primarily relates to the addition of four commercial real estate properties and is the result of the migration of non-performing loans secured by real estate into foreclosed assets as the foreclosure process is completed and any redemption period expires. Approximately $7.9 million and $1.5 million of the balance at September 30, 2008 were commercial real estate and residential real estate properties, respectively, carried at their fair value less costs to sell.

The following table shows the composition and amount of our nonperforming assets:

(Dollars in thousands)	September 30, 2008	December 31, 2007

Nonaccrual loans	$81,793	$70,999
Renegotiated loans	26	38
Loans 90 days past due and still accruing	4,627	2,872
Total nonperforming loans	86,446	73,909
Foreclosed assets	9,354	5,704
Repossessed assets	272	172
Total nonperforming assets	$96,072	$79,785

Nonperforming loans to total loans	4.91%	4.22%
Nonperforming assets to total assets	4.38%	3.75%

Allowance for loan losses: The allowance for loan losses as of September 30, 2008 was $30.5 million or 1.73% of total portfolio loans, compared to $33.4 million or 1.91% of total portfolio loans at December 31, 2007. Net charge-offs exceeded the required provision for the first nine months of 2008 as certain charge-offs were from loans with previously established reserves as of December 31, 2007. This is the primary reason for the decline in the allowance for loan losses and the resulting ratio of the allowance as a percentage of total loans. Net charge-offs for the nine months ended September 30, 2008 totaled $26.5 million an increase of $23.7 million compared to $2.8 million for the same period in 2007. The provision for loan losses increased a corresponding $18.1 million to $23.6 million for the nine months ended September 30, 2008 compared to $5.5 million for the same period of the prior year.

The increase in both net charge-offs and the provision for loan losses was largely associated with a significant decline in the value of collateral for the residential land development loan portfolio. For residential land development loans, cash flow to service the debt is primarily expected from sales of lots and properties securing these loans, which has declined markedly in recent months. This significant deterioration in cash flows and resulting expected future cash flows is the primary reason for the significant declines in the value of the real estate securing these loans.

The ratio of net charge-offs to average loans was 2.01% on an annualized basis for the first nine months of 2008 compared to 0.22% for the first nine months of 2007.

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

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Impaired loans increased to $135.7 million at September 30, 2008 from $99.0 million at December 31, 2007. The increase in impaired loans is primarily from loans associated with residential land development. Despite the increase in the balance of impaired loans, the reserves associated with impaired loans declined. The specific allowance for impaired loans was $12.2 million at September 30, 2008 and $15.8 million at December 31, 2007. The decline is primarily from the charge-offs recorded on impaired loans during 2008. This was partially offset by reserves established for impaired loans added during the first nine months of 2008.

The allowance allocated to commercial loans that are not considered to be impaired is based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. An allowance for these types may be established due to a change in economic conditions and trends for that type. The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $15.9 million at September 30, 2008 compared to $15.3 million at December 31, 2007 and increased primarily from a general migration of loans to a lower risk grade.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $2.4 million at September 30, 2008 compared to $2.3 million at December 31, 2007. The increase was primarily related to an increase in the balance of our mortgage loan portfolio.

Deposits and Other Borrowings: Total deposits increased $170.0 million to $1.69 billion at September 30, 2008 compared to $1.52 billion at December 31, 2007. Of the $170.0 million in deposit growth, approximately $77.5 million was from deposits generated within our market area, while approximately $92.5 million was from deposits generated through brokers. The growth in deposits within the Company’s markets was primarily from an increase in balances from institutional customers, including seasonal deposit inflows that typically occur during the third quarter. The growth was primarily in certificates of deposits, money market accounts and regular savings accounts.

The overall increase in deposits allowed the Company to improve its liquidity position since the beginning of the year by reducing its other borrowing levels and increasing its Federal funds sold and short-term investments. We do expect compression in core deposit levels over the next quarter as institutional depositors redeploy funds from their seasonal highs. Although the current environment presents challenges for core deposit growth in the near term, we believe that our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, will provide growth in our core deposits over time.

The decrease of $46.4 million in Federal funds purchased and $58.9 million in other borrowed funds was largely related to the growth in deposits discussed above.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity decreased $8.5 million during the first nine months to $152.1 million at September 30, 2008 compared to $160.6 million at December 31, 2007.

A net loss during the first nine months of 2008 of $3.8 million and cash dividends of $4.4 million, or $.26 per share, were the reasons for the decline. Our total capital to risk-weighted assets was 10.2% at September 30, 2008 compared to 10.7% at December 31, 2007. Our Tier 1 Capital as a percent of average assets was 7.8% and 8.3%, respectively at September 30, 2008 and December 31, 2007. Both ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies. The ratios declined since the beginning of the year primarily because of the decline in total capital noted above.

In order to augment its capital position, the Company has temporarily suspended its cash dividend to common shareholders.

In addition, on November 5, 2008 the Company sold $26.2 million of noncumulative perpetual preferred stock in a private transaction. Dividends on the preferred stock are payable quarterly in arrears at a rate of 12.0% per annum, if and when declared by the Company’s Board of Directors. The shares are convertible into common stock at the option of the holder at a price per share of $8.95. On or after October 31, 2011, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances. The initial closing resulted in gross proceeds of $26.2 million. The Company may hold subsequent closings and issue more preferred stock as additional subscriptions are received.

The Company is also carefully evaluating the U.S. Treasury Department’s Capital Purchase Program for making equity investments in banks, and may apply to participate in that program.

Liquidity: The liquidity of a financial institution reflects its ability to measure and monitor a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Reserve Bank of Chicago’s discount window, the Federal Home Loan Bank, structured repo borrowings and federal funds purchased lines with our correspondent banks, loan payments by our borrowers, maturities and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold and other short-term investments, and the various capital resources discussed above. Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. We feel our liquidity position is sufficient to meet these needs.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2008 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$136,255	(15.24)%	$60,869	4.44%
Interest rates up 100 basis points	150,255	(6.53)	59,633	2.32
No change in interest rates	160,755	--	58,281	--
Interest rates down 100 basis points	159,036	(1.07)	57,135	(1.97)
Interest rates down 200 basis points	150,876	(6.15)	57,171	(1.90)

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

Item 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)	Changes in Internal Controls. As reported in the Company’s Form 10-Q/A as of June 30, 2008, effective October 17, 2008 with the approval of the Company’s Audit Committee, Management modified its internal control procedures for determining values on collateral for non-performing loans and foreclosed properties. Such modified internal controls were applied to non-performing loans and foreclosed properties as of the end of the period covered by this report and accordingly, management believes these assets are properly valued at September 30, 2008. Management anticipates that such modified internal controls will operate effectively for the remainder of 2008 and for each reporting period thereafter.

During the period covered by this report, there have been no other changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, (Part II, Item 1 Legal Proceedings) for information concerning legal proceedings related to Trade Partners, Inc.

A lawsuit was filed in April 2003 by John and Kathryn Brand in Oklahoma state court against Grand Bank, the Company, Trade Partners and certain individuals and entities associated with Trade Partners. The complaint sought damages for the asserted breach of certain escrow agreements for which Grand Bank served as custodian and escrow agent. The claims asserted against the Company and Grand Bank in this action have been settled and dismissed with prejudice.

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

Following denial of class certification in the Jenkins case, nine new cases were filed in several different jurisdictions. These complaints are identical in all material respects other than the identity of the plaintiffs, and are substantially identical to the complaint in the Jenkins litigation. None of these complaints contain class action allegations, but the total number of named plaintiffs in all the nine cases is currently about 1,200. The cases are: Ronald Ash, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the District Court for Oklahoma County, Oklahoma, subsequently removed by the Company to the United States District Court for the Western District of Oklahoma; Steven M. Adamson, et. al. v. Macatawa Bank Corporation, et. al.—filed November 15, 2006 in the United States District Court for the Western District of Oklahoma; James Lee Myers et. al. v. Macatawa Bank Corporation, et. al.—filed November 14, 2006 in the Superior Court for Los Angeles County, California, subsequently removed by the Company to the United States District Court for the Central District of California; Frank V. Bailey et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the United States District Court for the Northern District of Texas; Eddie Elkins, et. al. v. Macatawa Bank Corporation—filed January 29, 2007 in the United States District Court for the Western District of Oklahoma; William A. Giese, et. al. v. Macatawa Bank Corporation, et. al.—filed November 17, 2006 in the Circuit Court for Kent County, Michigan; Gerald Abraham, et. al. v. Macatawa Bank Corporation, et. al.—filed November 29, 2006 in the Circuit Court for Kent County, Michigan; Jorge Acevedo, et. al. v. Macatawa Bank Corporation, et. al.—filed December 17, 2006 in the Circuit Court for Kent County, Michigan; and Jose Javier Acasuso, et. al. v. Macatawa Bank Corporation, et. al.—filed January 17, 2007 in the Circuit Court for Kent County, Michigan.

The Company believes it has meritorious defenses to these cases, and has vigorously defended them. On October 6, 2008 the Company reached a preliminary contingent settlement with lead counsel for the Plaintiffs in these proceedings. The preliminary settlement provides that the Company will pay the plaintiffs $2.75 million in cash, and issue shares of common stock valued at $3.0 million and for each such share will issue warrants to purchase three additional shares of common stock. The preliminary settlement provides further that the plaintiffs are to receive amounts collected by the Company from third-party defendants up to $250,000. If the Company collects less than $250,000 from these other defendants, it is to make up the difference with the issuance of additional common stock.

The Company’s insurers have agreed to contribute $950,000 to the cash portion of the settlement. The settlement involves no admission of fault or wrongdoing by the Company or Macatawa Bank.

The preliminary settlement is subject to a number of contingencies, including:

•	Execution of a definitive settlement agreement.
•	By November 17, 2008, the parties will present the settlement terms to the U.S. District Court for the Western District of Michigan and to the Kent County Circuit Court, which must approve the fairness of the terms in accordance with securities regulations.
•	By January 15, 2009, 98% of the plaintiffs must agree to settle their claims under the terms of the settlement agreement.
•	By January 15, 2009, 98% of the total dollar amount of the claims must be so resolved.
•	Counsel for all parties must agree that no securities registration for the stock and/or the warrants is required outside of the United States.

These contingencies are beyond the Company’s control. If the contingencies are not satisfied, the Trade Partners litigation will not be settled and the litigation process will resume. If the litigation resumes, the Company intends to continue to vigorously defend these actions.

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

On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. The Corporation did not repurchase any shares of its common stock in open market under the repurchase plan during the first nine months of 2008. The Corporation has remaining authority to repurchase up to $26,103,695 of market value of its common stock under the repurchase plan.

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

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Benj. A. Smith, III
——————————————
Benj. A. Smith, III
Chairman and Chief Executive Officer

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 7, 2008

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