Form 10-K
period 2008-12-31
MACATAWA BANK CORP
filed 2009-03-11
CIK 1053584

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 820-1444

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Common Stock	Name of each exchange on which registered The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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
Large accelerated filer  [_]   Accelerated filer  [X]    Non-accelerated filer  [_]   Smaller reporting company  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]   No  [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of June 30, 2008 was $124,508,264 based on the closing sale price of $8.00 as reported on the National Association of Securities Dealers Automated Quotation System. There were 17,161,515 outstanding shares of the Company’s common stock (no par value) as of March 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2009 are incorporated by reference into Part II and Part III of the Report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1:      Business

As used in this Annual Report, the terms “we,” “us,” “our” and “Macatawa” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.

General

Macatawa Bank Corporation is a Michigan corporation and is the bank holding company for its wholly owned banking subsidiary, Macatawa Bank, as well as Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective November 1, 2006, Macatawa Investment Services, Inc., which was a subsidiary of the holding company, ceased doing business as a registered broker-dealer. On November 1, 2006 Macatawa Bank began offering brokerage services to its customers through an arrangement with Infinex Investments, Inc. (“Infinex”). Infinex is a full service investment provider, a registered broker-dealer and a member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (SIPC). As more fully discussed in our Form 8-K dated October 11, 2006, Macatawa Bank Corporation entered into an Agreement and Plan of Merger with the Smith & Associates investment advisory firm based in Holland, Michigan. The Smith & Associates acquisition became effective on January 1, 2007 and that business is now part of Macatawa Bank. Macatawa Bank commenced operations on November 25, 1997. Grand Bank was formed in 1987 and operated from a single location in Grand Rapids, Michigan. Grand Bank became a wholly owned subsidiary effective April 1, 2002 upon the completion of the acquisition of Grand Bank Financial Corporation (GBFC), and its results are included in the consolidated statements of income since this effective date. To achieve further synergies from the Grand Bank acquisition, we merged Grand Bank into Macatawa Bank effective January 1, 2003 with the combined bank named Macatawa Bank. At the same time, Grand Bank Mortgage Company was merged into Macatawa Bank Mortgage Company.

Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-six branch offices and a lending and operational service facility offering commercial and personal banking services, including checking, savings and certificates of deposit accounts, cash management, safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans in Kent County, Ottawa County, and northern Allegan County, Michigan. Other service delivery channels we offer include ATMs, internet banking, telephone banking and debit cards. Macatawa Bank provides various brokerage services including discount brokerage through Infinex, personal financial planning and consultation regarding mutual funds. Macatawa Statutory Trust I is a grantor trust that issued a pooled trust preferred security in July, 2003. Macatawa Statutory Trust II is a grantor trust that issued a pooled trust preferred security in March, 2004. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis. As of December 31, 2008, we had total assets of $2.15 billion, total deposits of $1.67 billion, approximately 102,000 deposit accounts and shareholders’ equity of $149.2 million.

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

Products and Services

Deposit Services. We offer a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and savings and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. In the fourth quarter of 2008, we also elected to participate in the FDIC’s Temporary Liquidity Guarantee Program which provides insurance on all noninterest-bearing deposits and certain interest-bearing deposits. We solicit deposit services from individuals, businesses, associations, churches, nonprofit organizations, financial institutions and government authorities. We may also use alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase (“repo borrowings”) and certificates of deposit purchased from brokers and the packaging of loans for securitization and sale.

Deposits are gathered primarily from the communities we serve through our network of 26 branches. We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit with many term options.

We set our deposit pricing to be competitive with other banks in our market area. We periodically purchase brokered deposits to supplement funding needs. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 20% of total deposits at December 31, 2008 and approximately 13% at December 31, 2007. We operate in a very competitive environment, competing with other local banks similar in size and with significantly larger regional banks. We monitor rates at other financial institutions in the area to ascertain that our rates are competitive with the market. We also attempt to offer a wide variety of products to meet the needs of our customers.

Deposit Portfolio Composition. The following table sets forth the average deposit balances and the weighted average rates paid thereon.

(Dollars in thousands)	Average for the Year

	2008		2007		2006

	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Noninterest bearing demand	$171,425	--	$165,059	--	$167,144	--
Interest bearing demand	238,633	1.2%	268,999	2.8%	232,577	2.5%
Savings and money market accounts	411,645	1.6%	476,681	3.7%	463,799	3.4%
Time	777,086	4.1%	696,759	4.9%	710,924	4.5%

Total deposits	$1,598,789	2.6%	$1,607,498	3.7%	$1,574,444	3.4%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2008:

(Dollars in thousands)	Amount

Three months or less	$85,732
Over 3 months through 6 months	97,093
Over 6 months through 1 year	129,022
Over 1 year	263,014

Total	$574,861

Lending Activities.

Loan Portfolio Composition. The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

(Dollars in thousands)	Year Ended December 31

	2008		2007		2006		2005		2004

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$843,359	48%	$855,882	49%	$875,717	51%	$793,919	51%	$676,637	48%
Residential real estate	292,702	16%	266,325	15%	224,836	13%	223,390	15%	218,999	16%
Other commercial	447,352	25%	438,743	25%	416,135	25%	359,036	23%	338,398	24%
Consumer	190,650	11%	189,682	11%	194,762	11%	171,534	11%	162,353	12%

Total loans	$1,774,063	100%	$1,750,632	100%	$1,711,450	100%	$1,547,879	100%	$1,396,387	100%

Less:
Allowance for loan losses	(38,262)		(33,422)		(23,259)		(20,992)		(19,251)

Total loans receivable, net	$1,735,801		$1,717,210		$1,688,191		$1,526,887		$1,377,136

Nonperforming Assets. The following table shows the composition and amount of our nonperforming assets.

	December 31

(Dollars in thousands)	2008	2007	2006	2005	2004

Nonaccrual loans	$89,049	$70,999	$5,811	$3,977	$3,249
Loans 90 days or more delinquent and still accruing	3,200	2,872	16,479	227	772
Restructured loans	21	38	--	--	--

Total nonperforming loans	$92,270	$73,909	$22,290	$4,204	$4,021

Foreclosed assets	19,516	5,704	3,212	527	1,850
Repossessed assets	306	172	81	165	--

Total nonperforming assets	$112,092	$79,785	$25,583	$4,896	$5,871

Nonperforming loans to total loans	5.20%	4.22%	1.30%	.27%	.29%
Nonperforming assets to total assets	5.21%	3.75%	1.23%	.26%	.35%

The increase in nonperforming loan balances in 2008 is more fully discussed under the section Loan Portfolio and Asset Quality included in the Management Discussion and Analysis of Results of Operations and Financial Condition.

Loan Loss Experience. The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

	December 31

(Dollars in thousands)	2008	2007	2006	2005	2004

Loans:
Average daily balance of loans for the year	$1,762,102	$1,725,453	$1,635,391	$1,471,404	$1,290,338
Amount of loans outstanding at end of period	1,774,063	1,750,632	1,711,450	1,547,879	1,396,387

Allowance for loan losses:
Balance at beginning of year	$33,422	$23,259	$20,992	$19,251	$16,093
Addition to allowance charged to operations	37,435	15,750	7,715	3,675	7,890
Loans charged-off:
Commercial	(32,405)	(5,065)	(5,601)	(1,842)	(4,833)
Residential Real Estate	(228)	(139)	(43)	(24)	(21)
Consumer	(684)	(716)	(410)	(371)	(91)
Recoveries:
Commercial	666	263	399	261	180
Residential Real Estate	28	2	10	17	11
Consumer	28	68	197	25	22

Balance at end of year	$38,262	$33,422	$23,259	$20,992	$19,251

Ratios:
Net charge-offs to average loans outstanding	1.85%	0.32%	0.33%	0.13%	0.37%
Allowance for loan losses to loans	2.16%	1.91%	1.36%	1.36%	1.38%
outstanding at year end

Allocation of the Allowance for Loan Losses. The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.

(Dollars in Thousands)	Year Ended December 31

	2008		2007		2006		2005		2004

	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and
commercial real
estate	$35,427	72.8%	$31,132	74.0%	$21,417	75.5%	$18,883	74.5%	$17,324	72.7%
Real estate	982	16.5%	699	15.2%	502	13.1%	463	14.4%	476	15.7%
mortgages
Consumer	1,853	10.7%	1,591	10.8%	1,340	11.4%	1,646	11.1%	1,243	11.6%
Unallocated	--	--	--	--	--	--	--	--	208	--

Total	$38,262	100%	$33,422	100%	$23,259	100%	$20,992	100%	$19,251	100%

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table shows the amount of total loans outstanding as of December 31, 2008 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(dollars in thousands)	Maturing

	Within One Year	After One, But Within Five Years	After Five Years	Total

Commercial real estate	$369,634	$262,671	$211,054	$843,359
Residential real estate	64,548	42,241	185,913	292,702
Other commercial	273,300	160,923	13,129	447,352
Consumer	5,149	85,970	99,531	190,650

Totals	$712,631	$551,805	$509,627	$1,774,063

Interest Sensitivity. Below is a schedule of the loan amounts maturing or repricing which are classified according to their sensitivity to changes in interest rates at December 31, 2008.

(dollars in thousands)	Fixed Rate (a)	Variable Rate (a)	Total

Due within 3 months	$134,143	$764,989	$899,132
Due after 3 months, but within 1 year	239,700	39,107	278,807
Due after one but within 5 years	442,015	28,329	470,344
Due after 5 years	36,728	3	36,731

Total	$852,586	$832,428	$1,685,014

        (a)        Does not include loans on non-accrual.

Residential Real Estate Loans. We originate owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates. Our general policy, which is subject to review by our management as a result of changing market and economic conditions and other factors, is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans. During 2008 and 2007, we retained a larger portion of our residential mortgage loan volume than we have historically. We retained approximately half of the dollar volume of our loan originations in these two years, selling the remaining half in the secondary market. In late 2008, we focused on refinancing and selling existing portfolios to the secondary market, reducing our balance sheet exposure.

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

Our adjustable rate mortgage loans are fully amortizing loans with contractual maturities of up to 30 years. These loans generally carry interest rates which are reset to a stated margin over an independent index, generally the one-year constant maturity treasury index or the one year LIBOR index. Increases or decreases in the interest rate of our adjustable rate mortgage loans are generally limited to 2% annually with lifetime interest rate caps of 6% over the initial interest rate. Our adjustable rate mortgage loans do not contain prepayment penalties and do not produce negative amortization. Our borrowers are generally qualified at the fully indexed rate.

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

Construction and Development Loans. We make construction loans to individuals for the construction of their residences and to commercial customers for the construction of their business facilities. Construction loans are also made to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments.

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

Construction loans to individuals for their residences are structured to be refinanced to permanent loans at the end of the construction phase, which typically runs six to nine months. These construction loans have rates and terms which generally are competitive in the marketplace. The interest rate for the end loan is not guaranteed until the home is complete. The borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent, owner-occupied one-to-four family residential real estate loans.

Construction or development loans to builders of one- to four-family residences generally require the payment of interest only for up to one year with adjustable rates. These loans may also provide for the payment of loan fees from loan proceeds. We also make loans to residential land developers for the purpose of developing one- to four-family lots and residential condominium projects. These loans typically have terms of two years or less with maximum loan to value ratios of 80%. These loans may provide for the payment of loan fees from loan proceeds. Loan principal is typically paid down as lots or units are sold. During 2007 and 2008, the Company experienced a significant increase in non-performing loan levels primarily associated with this loan segment. The increase in nonperforming loan balances is more fully discussed under the section Loan Portfolio and Asset Quality included in the Management Discussion and Analysis of Results of Operations and Financial Condition. The increase was largely associated with a decline in general market conditions that significantly reduced the demand for new construction of one-to-four family residential real estate. Accordingly, the Company has generally curtailed this type of lending for new customers. For current borrowing customers, we will continue to support the projects for which we have already advanced funds in order to facilitate success of the projects and ultimate repayment of our loans. Any new loans made for the development of residential real estate are only to current borrowers that can establish repayment ability from sources independent of the project itself.

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

Our home equity installment loans are written so that the total commitment amount, when combined with the balance of the first mortgage lien, generally will not exceed the greater of 85% of the appraised value of the property or 85% of one and one-half times the Michigan real estate assessment value. These loans have a maximum maturity of 5 years with an amortization period of up to 15 years, and carry fixed rates of interest.

We also originate home equity lines of credit utilizing the same underwriting standards as for home equity installment loans. Home equity lines of credit are revolving line of credit loans. The majority of our existing home equity line of credit portfolio has variable rates with floors and ceilings, interest only payments and a maximum maturity of ten years.

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

(Dollars in thousands)	Year Ended December 31

	2008	2007	2006

U.S. Treasury and U.S. Government Agencies	$133,634	$150,045	$146,910
State and municipal bonds	51,890	52,377	53,366
Other equity securities	992	993	981

Total	$186,516	$203,415	$201,257

Excluding our investment portfolio holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer which exceeded 10% of shareholders’ equity.

Schedule of Maturities of Investment Securities and Weighted Average Yields. The following is a schedule of investment security maturities and their weighted average yield by category at December 31, 2008.

(dollars in thousands)	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		No Contractual Maturity

	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield

U.S. Treasury and U.S.
Government Agencies	$53,314	3.91%	$70,214	4.11%	$10,018	4.26%	$88	5.05%	--	--
Tax-exempt state and
municipal bonds (1)	--	--	7,856	6.52%	31,260	6.06%	12,774	6.09%	--	--
Other equity securities	--	--	--	--	--	--	--	--	$992	4.20%

Total (1)	$53,314	3.91%	$78,070	4.36%	$41,278	5.64%	$12,862	6.08%	$992	4.20%

(1)     Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services. We began offering trust services in January 1999 to further provide for the financial needs of our customers. With the acquisition of Grand Bank in April 2002 our trust assets increased by over $500 million, and with the acquisition of Smith & Associates our trust assets increased by over $100 million. As of December 31, 2008, the Trust Department had assets of approximately $860.6 million. Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services. As of December 31, 2008, our personal trust assets totaled approximately $737.9 million. Our retirement plan services provide all types of qualified retirement plans including profit sharing, 401(k)s and pension plans. As of December 31, 2008, our retirement plan assets totaled approximately $122.7 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in Western Michigan. This area consists of two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan and Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences services, tourism, office furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies. Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Johnson Controls, General Motors, Gerber, SPX, Magna Donnelly, and Meijer.

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

Employees

As of December 31, 2008, we had 338 full-time and 120 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

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

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (“FDIC”), the Commissioner of the Michigan Office of Financial and Insurance Regulation (“Commissioner”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

Emergency Economic Stabilization Act of 2008. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, and (b) an increase in the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC). Both of these specific provisions are discussed in the below sections.

Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. We have applied to participate in the CPP but as of February 26, 2009, we have not yet been approved to participate and we have not made a final decision about whether we would participate if our application is approved. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends.

Federal Deposit Insurance Corporation (FDIC). EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.

Financial Stability Plan. On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department has indicated more details regarding the FSP are to be announced at a future date.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks. Under ARRA, an institution will be subject to a number of restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding.

Homeowner Affordability and Stability Plan. On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.
•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.
•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

More details regarding HASP are to be announced at a future date.

Macatawa Bank Corporation

General. Macatawa Bank Corporation is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the “BHCA”). Under the BHCA, we are subject to periodic examination by the Federal Reserve Board, and are required to file with the Federal Reserve Board periodic reports of our operations and such additional information as the Federal Reserve Board may require.

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

Macatawa Bank

General. Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC. As a DIF insured Michigan chartered bank, Macatawa Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of DIF. These agencies and the federal and state laws applicable to our bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

The FDIC is required to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The FDIC is allowed to manage the pace at which the reserve ratio varies within this range. The DRR is currently established at 1.25%.

Under the FDIC’s rate schedule, most well-capitalized banks will pay from 12 to 14 basis points (calculated against the bank’s deposit base) annually for the first quarter of 2009, increasing to 50 basis points for banks that pose significant supervisory concerns. Effective April 1, 2009, most well-capitalized banks will pay from 12 to 16 basis points annually, increasing to 45 basis points for banks that pose significant supervisory concerns. This base rate may be adjusted based upon the level of unsecured debt, secured liabilities or brokered deposits, as defined, resulting in adjusted rates ranging from 7 to 24 basis points annually for most well capitalized banks and 43 to 77.5 basis points annually for banks that pose significant supervisory concerns.

The FDIC issued an interim rule that provides for a special assessment on June 30, 2009 to be collected on September 30, 2009, and that the Board may impose additional special assessments thereafter under certain circumstances. The interim rule was adopted to ensure the strength of the DIF in response to the recent and anticipated failures of FDIC-insured institutions resulting from the deterioration in banking and economic conditions. The FDIC has sought comment on the interim rule and thus, it could be revised prior to its effective date of April 1, 2009.

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
equity to total
assets of 2% or less

As of December 31, 2008, each of Macatawa Bank’s ratios exceeded minimum requirements for the well capitalized category.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Regulation, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

ITEM 1A:      Risk Factors

You should carefully consider the following risk factors, together with the other information provided in this Annual Report on Form 10-K.

The state of financial markets and the economy may adversely affect our sources of liquidity and capital.

There has been significant recent turmoil and volatility in worldwide financial markets which is, at present, ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, it could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

There Can Be No Assurance that the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act Will Stabilize the U.S. Economy and Financial System.

The U.S. Congress enacted the EESA in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The U.S. Department of the Treasury and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that EESA, ARRA or the programs that are implemented under them will achieve their intended purposes. The failure of EESA, ARRA or the programs that are implemented under them to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely affect our financial condition, results of operations, and/or the trading price of our common stock.

Changes in economic conditions or interest rates may negatively affect our profitability.

The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the quality of the Company’s loan portfolio, and the spread between the interest rates we earn on investments and loans and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all our loans are to businesses and individuals in Western Michigan and any decline in the economy of this area could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be such that they are affected differently by a given change in interest rates.

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

Our loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.

At December 31, 2008, we had approximately $203.7 million of loans for the development or sale of 1-4 family residential properties, down from $235.8 million at December 31, 2007. There continues to be a general slowdown in the housing market in our market area, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the slow down in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.

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

The Company has reached a contingent settlement agreement with counsel representing the majority of the Plaintiff’s. The settlement agreement remains subject to a number of conditions, as discussed further in Item 3 of this Form 10-K.

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

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits than we do. The primary competitors in our market area include Fifth Third Bancorp, Huntington Bancshares, and LaSalle Bank. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

The market price for our common stock has fluctuated, ranging between $2.60 and $14.49 for 2008. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors’or analysts’ perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;
•	Regulatory developments;
•	Market conditions; and
•	General economic conditions.

Additionally, the average daily trading volume for our common stock as reported on the Nasdaq National Market was 78,593 shares during 2008, with daily volume ranging from a low of 7,901 shares to a high of 1,927,311 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

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

Our facilities as of February 26, 2009, were as follows:

Location of Facility	Use

10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing
Offices
815 E. Main Street, Zeeland	Branch Office
125 Ottawa Avenue N.W., Grand Rapids*	Trust and Mortgage Offices
126 Ottawa Avenue N.W., Grand Rapids*	Branch Office
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 - 136th Street, Hamilton*	Branch Office
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 - 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office and Loan Center
15135 Whittaker Way, Grand Haven	Branch Office and Loan Center
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 - 68th Street S.E., Grand Rapids	Branch Office
2820 - 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28th Street, S.E., Grand Rapids	Branch Office

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

On October 6, 2008 the Company reached a preliminary contingent settlement with counsel for the Plaintiffs in these proceedings. This agreement required various conditions to be satisfied by January 15, 2009. The Company does not believe it is likely that the contingencies, which are discussed in more detail below, will be satisfied and entered into the agreement anticipating that the plaintiffs’ response would help it assess the uncertainties of the litigation.

Both parties entered into a re-negotiation of the agreement in December and the preliminary contingent settlement was amended on January 29, 2009. Under the terms of the Amended Agreement, if all contingencies are satisfied and the settlement becomes final, the Company will pay the plaintiffs $5.75 million in cash, and issue warrants to purchase a total of 1,500,000 shares of common stock at an exercise price of $9.00 per share with the warrants having a term of five years from the date of issuance. The Amended Agreement further provides that the plaintiffs are to receive amounts collected by the Company from other defendants up to $250,000. If the Company collects less than $250,000 from these other defendants, it is to make up the difference with cash. The Company’s insurers will contribute $950,000 to the cash portion of the settlement. The Amended Agreement includes deadlines for satisfying certain contingencies. Under the terms of the Amended Agreement, the Company will not issue shares of common stock as part of the settlement (except pursuant to the warrant as described above).

The settlement involves no admission of fault or wrongdoing by the Company or Macatawa Bank.

The original contingent settlement agreement provided for a settlement of $2.75 million in cash, including $950,000 from the Company’s insurers, $250,000 in cash from third parties defendants or the Company, common stock valued at $3.0 million and three warrants for each share of common stock to be issued in the proposed settlement. The common stock was to have been issued at a price based on the average closing price for the 20 trading days preceding the date the settlement would have become final after the contingencies are satisfied, the stock warrants would have expired after three years and would have had an exercise price equal to 150% of the price per share at which the common stock was issued with the result that the number of shares and warrants to be issued would have been determined based on the stock price at the time the settlement becomes final. The Company’s lower stock price affected their ability to offer stock causing both parties to enter into re-negotiation in December, 2008. The preliminary contingent settlement agreement was amended on January 29, 2009. The stock component of the original offer was replaced with cash, but the value of the contingent settlement agreement was essentially unchanged.

Significant contingencies contained in the Amended Agreement are beyond the Company’s control and there can be no assurance about if and when such additional contingencies will be satisfied. The contingencies include the requirement that by no later than April 30, 2009, ninety-eight percent (98%) of the total number of plaintiffs and ninety-eight percent (98%) of the total dollar amount of the claims must be resolved by said plaintiffs signing a release of claims. If the contingencies were satisfied and the litigation was settled, as proposed, the impact on the Company would be the recording of an additional expense of approximately $3.3 million, net of tax.

There are approximately 1,200 plaintiffs located in 40 states and 13 different countries. Plaintiffs’ claims differ widely depending upon which of the many different escrow agreements to which they were a party. This is not a class action and Plaintiff’s counsel cannot act to bind the Plaintiffs. The Company believes that resolving this litigation would be in the best interests of the Company and its shareholders. However, based on the significance of the contingencies precedent within the contingent settlement agreement, particularly given the geographic disparity of the plaintiffs, the complicated nature of their varied claims, and the high number of plaintiffs involved combined with the high threshold (98%) required for release of claims, we do not believe it is probable that the contingencies will be satisfied and the litigation settled as contemplated by the contingent settlement agreement. The Company made the offer to settle, containing the contingencies noted above, in an attempt to avoid exposure to future litigation and to avoid the cost of litigation, although the Company did and does not believe the plaintiffs are likely to meet the terms of the offer so as to be able to accept it.

If the contingencies are not satisfied, and the offer accepted under its terms, the Company does not intend to extend or amend the offer, the Trade Partners litigation will not be settled and the litigation process will resume. If the litigation resumes, the Company believes it has strong defenses and intends to continue to vigorously defend these actions. The outcome under litigation, however, is uncertain, and we are therefore unable to determine to what extent it will impact the Company. The outcome could involve less or more loss to the Company than the amount proposed in the settlement offer. Accordingly, no amount has been accrued at December 31, 2008 for this matter.

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value. Under the terms of the sale, payments are to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. The receiver has reported that as of January 15, 2009 he had received sale payments of approximately $39.7 million and proceeds of maturities aggregating another $33.1 million.

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

The receiver reported that he commenced distributions on January 19, 2007, and that as of January 15, 2009 $46,990,300 in court-approved claims and settlements had been distributed. There may be additional distributions, but the Company does not know when they might be made or in what amount.

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

No matters were submitted during the fourth quarter of 2008 to a vote of our shareholders.

PART II

ITEM 5:      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. The Company’s common stock is quoted on the Nasdaq Global Select Market under the symbol MCBC. High and low sales prices (as reported on the Nasdaq Global Select Market) for each quarter for the years ended December 31, 2008 and 2007 are set forth in the table below. This information has been restated to reflect the impact of all previously paid stock dividends and splits.

	2008			2007

Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First Quarter	$14.49	$8.00	$0.13	$20.28	$17.01	$0.12
Second Quarter	$11.90	$7.48	$0.13	$17.90	$14.70	$0.13
Third Quarter	$10.06	$6.50	---	$16.44	$11.04	$0.13
Fourth Quarter	$7.44	$2.60	---	$14.44	$7.56	$0.13

On February 26, 2009, there were approximately 826 owners of record and, in addition, approximately 7,875 beneficial owners of our common stock.

The Company declared its first cash dividend, amounting to $.03 per share, during the fourth quarter of 2000. Quarterly cash dividends totaling $.13 were paid during 2001, and a 3% stock dividend was declared during the second quarter of 2001. Quarterly cash dividends totaling $.16 were paid during 2002, and a 4% stock dividend was declared during the second quarter of 2002. Quarterly cash dividends totaling $.21 were paid during 2003, and a 5% stock dividend was declared during the second quarter of 2003. Quarterly cash dividends totaling $.27 were paid during 2004, and a 5% stock dividend was declared during the second quarter of 2004. Quarterly cash dividends totaling $.37 were paid during 2005, and a 15% stock dividend was declared during the second quarter of 2005. Quarterly cash dividends totaling $.46 were paid during 2006, and a 5% stock dividend was declared in the second quarter of 2006. In addition, a 3-for-2 stock split was paid during the second quarter of 2006. Quarterly cash dividends totaling $.51 were paid during 2007, and a 5% stock dividend was declared during the second quarter of 2007. Quarterly cash dividends totaling $.26 were paid during 2008. All of these cash dividend amounts have been retroactively adjusted to reflect the effect of the stock dividends and stock split.

In order to augment its capital position, the Company temporarily suspended its cash dividend to common shareholders after payment of the second quarter cash dividend in 2008. Funds for the payment of future cash dividends are primarily dependent upon cash currently held at the Company and from dividends received from Macatawa Bank out of its earnings. The Company will continue to reevaluate, on a quarterly basis, the declaration of cash and stock dividends on common shares based primarily on the current and future projected levels of capital and cash held by the Company, and the current and future projected levels of capital and earnings of Macatawa Bank. There can be no assurance that we will have the financial resources to continue to pay dividends in the future.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Hemscott Group Index of Regional-Midwest Banks and the Russell 2000 Index. The comparison assumes a $100 investment on December 31, 2003 and assumes that dividends are reinvested. The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements, and therefore are not intended to forecast or be indicative of future performance of the common stock.

	2004	2005	2006	2007	2008

Macatawa Bank Corporation	121.72	160.41	150.57	66.36	27.61
Hemscott Group Index	106.62	102.38	118.68	92.95	62.70
Russell 2000 Index	117.49	121.40	142.12	135.10	88.09

Issuer Purchases of Equity Securities. On May 17, 2007, the Company announced a repurchase plan that authorized share repurchases of up to $30 million of our common stock. The Company did not repurchase any of its common stock in open market transactions under the repurchase plan during 2008. The Company has remaining authority to repurchase up to $26,103,695 of market value of its common stock under the repurchase plan.

ITEM 6:      Selected Financial Data.

The following selected consolidated financial and other data are derived from the Company’s Financial Statements and should be read with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition. The Consolidated Balance Sheets as of December 31, 2008 and 2007, and the Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006, are included elsewhere in this Annual Report.

(Dollars in thousands, except per share data)	As of and For the Year Ended December 31

	2008	2007	2006	2005	2004

Financial Condition
Total assets	$2,149,372	$2,132,973	$2,074,816	$1,869,990	$1,672,606
Securities	186,516	203,415	201,257	160,603	139,801
Loans	1,774,063	1,750,632	1,711,450	1,547,879	1,396,387
Deposits	1,665,761	1,523,553	1,667,557	1,507,772	1,351,516
Other borrowed funds	284,790	354,052	192,018	145,161	123,985
Shareholders' equity	$149,213	$160,625	$156,849	$141,744	$129,074

Share Information*
Basic earnings (loss) per common share	$(2.34)	$.54	$1.17	$1.24	$.76
Diluted earnings (loss) per common share	(2.34)	.54	1.14	1.21	.75
Book value per common share	6.91	9.47	9.19	8.38	7.69
Tangible book value per common share	6.88	7.82	7.73	6.89	6.17
Dividends per common share	$.26	$.51	$.46	$.37	$.27
Average dilutive common shares outstanding	16,968,293	17,283,344	17,379,473	17,309,322	17,065,064
Common shares outstanding at end of period	17,161,515	16,968,398	17,067,350	16,914,541	16,787,112

Operations
Interest income	$116,075	$139,372	$133,506	$105,395	$78,329
Interest expense	57,944	76,456	66,089	42,558	26,309
Net interest income	58,131	62,916	67,417	62,837	52,020
Provision for loan losses	37,435	15,750	7,715	3,675	7,890
Net interest income after provision
for loan losses	20,696	47,166	59,702	59,162	44,130
Total noninterest income	18,144	16,098	14,177	13,004	10,042
Total noninterest expense	86,067	50,259	44,913	41,423	35,400
Income (loss) before tax	(47,227)	13,005	28,966	30,743	18,772
Federal income tax	(8,373)	3,736	9,135	9,854	5,996
Net income (loss)	(38,854)	9,269	19,831	20,889	12,776
Dividend declared on preferred shares	817	---	---	---	---
Net income (loss) available to common shares	$(39,671)	$9,269	$19,831	$20,889	$12,776

Performance Ratios
Return on average equity	(24.06)%	5.63%	13.09%	15.30%	10.15%
Return on average assets	(1.82)%	.44%	1.01%	1.17%	.83%
Yield on average interest-earning assets	5.86%	7.11%	7.26%	6.37%	5.47%
Cost on average interest-bearing liabilities	3.23%	4.32%	4.01%	2.87%	2.07%
Average net interest spread	2.63%	2.79%	3.25%	3.50%	3.40%
Average net interest margin	2.94%	3.21%	3.67%	3.81%	3.64%
Efficiency ratio	112.84%	63.61%	55.04%	54.62%	57.04%

Capital Ratios
Equity to assets	6.94%	7.53%	7.56%	7.58%	7.72%
Total risk-based capital ratio	11.26%	10.68%	10.85%	11.07%	11.12%

Credit Quality Ratios
Allowance for loan losses to total loans	2.16%	1.91%	1.36%	1.36%	1.38%
Nonperforming assets to total assets	5.21%	3.75%	1.23%	.26%	.35%
Net charge-offs to average loans	1.85%	.32%	.33%	.13%	.37%

*Retroactively adjusted to reflect the effect of all stock splits and dividends.

ITEM 7:      Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements.

The following section presents additional information to assess the results of operations and financial condition of the Company. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report.

Overview

Macatawa Bank Corporation is a Michigan corporation and is the holding company for a wholly owned subsidiary, Macatawa Bank and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Effective November 1, 2006, Macatawa Investment Services, Inc., a wholly owned subsidiary of Macatawa Bank Corporation, ceased doing business as a registered broker-dealer. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. On November 1, 2006, Macatawa Bank began offering brokerage services to its customers through an arrangement with Infinex Investments, Inc. (“Infinex”). Infinex is a full service investment provider, a registered broker-dealer and a member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (SIPC). As more fully discussed in our Form 8-K dated October 11, 2006, Macatawa Bank Corporation entered into an Agreement and Plan of Merger with the Smith & Associates investment advisory firm based in Holland, Michigan. The Smith & Associates acquisition became effective on January 1, 2007 and that business is now part of Macatawa Bank. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Corporation’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein. Macatawa Bank Mortgage Company, a subsidiary of Macatawa Bank, originates and sells residential mortgage loans into the secondary market on a servicing released basis.

We have generally experienced rapid growth since opening Macatawa Bank in November of 1997 with assets reaching $2.1 billion as of December 31, 2008. At the end of 2007 and into 2008, the Company has managed its growth at a slower rate to focus on maintaining asset quality within the generally weak economic conditions in West Michigan. Since our inception in 1997, we have raised approximately $131.9 million in capital through private and public common and preferred stock offerings and trust preferred offerings to ensure the Company’s safety and soundness and to facilitate our growth and progress over these years.

We believe that growth in core deposits is key to our long-term success and is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through this expanding branch network and our high quality service standards.

The West Michigan markets within which we operate continue to provide significant expansion opportunities for us. We opened our twenty-sixth branch during the second quarter of 2007 on the southeast side of the greater Grand Rapids area. Because of the significance of the greater Grand Rapids market and as it represents the greatest opportunity for market share growth, we anticipate additional branch openings in this market within the next few years. We also continue to enjoy success in building new and existing relationships in the Holland/Zeeland and Grand Haven markets. We anticipate that when economic conditions strengthen again we will continue to experience growth in our balance sheet and in our earnings due to these expansion opportunities.

RESULTS OF OPERATIONS

Summary: Net loss available to common shares was $39.7 million or $2.34 loss per common share for 2008 compared to net income of $9.3 million or $0.54 per common diluted share for 2007, and net income of $19.8 million or $1.14 per common diluted share for 2006. The results for 2008 include a non-cash, after tax impairment charge for goodwill and intangible assets of $27 million, discussed more fully below.

The primary reason for the remaining decline in earnings for 2008 and 2007 compared to 2006 was an increase in the provision for loan losses to address continued deterioration in the loan portfolio, primarily commercial real estate loans to residential land developers. The provision for loan losses was $37.4 million in 2008, $15.8 million in 2007 and $7.7 million in 2006. Circumstances associated with these losses are described under Loan Portfolio and Asset Quality and Allowance for Loan Losses.

Net Interest Income: Net interest income totaled $58.1 million during 2008 compared to $62.9 million during 2007 and $67.4 million during 2006.

The decrease in net interest income during 2008 compared to 2007 was primarily due to a decline in the net interest margin partially offset by an increase in average earning assets. Average interest earning assets increased by $21.2 million, to $1.98 billion for 2008. The net interest margin decreased 27 basis points to 2.94% for 2008 from 3.21% for 2007. Approximately half of the decline in net interest margin was from rising balances of non-performing assets throughout 2008. The remaining decline was largely driven by the Federal funds and prime rate cuts that began in late 2007, resulting in a more rapid decline in the yield on assets compared to the cost of funds.

The yield on earning assets decreased 125 basis points to 5.86% for 2008 from 7.11% for 2007. The 325 basis point decline in the prime rate that began in the third quarter of 2007 caused a decrease in the yield on our variable rate loan portfolio and was the primary reason for the decrease in yield on earning assets. Also contributing to the decrease was the impact of rising balances of nonperforming loans throughout 2007 and into 2008 which resulted in a decline of approximately 13 basis points in the yield on assets. The cost of funds decreased 109 basis points to 3.23% in 2008 from 4.32% in 2007. A decrease in the rates paid on our deposit accounts in response to declining market rates, the rollover of time deposits at lower rates, and the repositioning of other borrowings within the lower rate environment, were the primary reasons for the decrease in the cost of funds.

The decrease in net interest income during 2007 compared to 2006 was primarily due to a decline in the net interest margin partially offset by an increase in average earning assets. Average interest earning assets increased by $120.5 million, or 7%, to $1.96 billion for 2007. The net interest margin decreased 46 basis points to 3.21% for 2007 from 3.67% for 2006 from both a decrease in the yield on earning assets and an increase in the cost of funds.

The impact of rising balances of nonperforming loans during 2007 was the primary reason for the 15 basis point decline in the yield on assets during the period. The general increase in rates paid on deposit accounts, the rollover of time deposits at higher rates and a shift to higher costing funds within the generally high interest rate environment that occurred throughout 2006 and through the third quarter of 2007 are the primary reasons for the 31 basis point increase in cost of funds during the period. The decrease in market rates that began in late September of 2007, however, led to a decline in the cost of funds during the fourth quarter of 2007, partially offsetting the increase in cost of funds for the year.

Anticipated growth in earning assets is expected to continue at lower levels than we have experienced in the past due to the generally weak economic conditions in Michigan that remain and are expected to continue into 2009. The declines in the Federal funds and prime rates that occurred into late 2008 may have a negative impact on net interest income in early 2009, although the impact is expected to be more than offset by a continued decline in the cost of funds, as term funding is expected to rollover at lower costs throughout 2009.

The following table shows an analysis of net interest margin for the years ended December 31, 2008, 2007 and 2006.

	For the years ended December 31,

(Dollars in Thousands)	2008			2007			2006

	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets:
Taxable securities	$129,016	$5,586	4.33%	$149,530	$6,665	4.46%	$128,833	$5,424	4.21%
Tax-exempt securities (1)	51,419	2,169	6.49%	51,861	2,185	6.48%	51,145	2,154	6.48%
Loans (2)	1,763,546	107,342	6.01%	1,726,576	129,183	7.40%	1,636,710	125,034	7.55%
Federal Home Loan Bank stock	12,275	475	3.80%	12,275	559	4.49%	13,394	656	4.83%
Federal funds sold and other
short-term investments	20,080	503	2.47%	14,912	780	5.16%	4,591	238	5.12%

Total interest earning assets(1)	1,976,336	116,075	5.86%	1,955,154	139,372	7.11%	1,834,673	133,506	7.26%
Noninterest earning assets:
Cash and due from banks	26,772			31,189			35,351
Other	126,829			116,198			100,281

Total assets	$2,129,937			$2,102,541			$1,970,305

Liabilities and Shareholders' Equity:
Deposits:
Interest bearing demand	$238,633	$2,786	1.17%	$268,999	$7,528	2.80%	$232,577	$5,805	2.50%
Savings and money market accounts	411,645	6,739	1.63%	476,681	17,576	3.69%	463,799	15,859	3.42%
Time deposits	777,086	31,794	4.09%	696,759	33,851	4.86%	710,924	31,933	4.49%
Borrowings:
Other borrowed funds	311,023	13,683	4.33%	263,009	13,091	4.91%	176,796	8,209	4.58%
Long-term debt	41,238	2,724	6.50%	41,238	3,441	8.23%	41,238	3,346	8.00%
Federal funds purchased	7,485	218	2.87%	19,472	969	4.92%	18,528	937	4.99%

Total interest bearing liabilities	1,787,110	57,944	3.23%	1,766,113	76,456	4.32%	1,643,862	66,089	4.01%
Noninterest bearing liabilities:
Noninterest bearing demand accounts	171,425			165,059			167,144
Other noninterest bearing liabilities	9,887			6,639			7,820
Shareholders' equity	161,515			164,730			151,479

Total liabilities and
Shareholders' equity	$2,129,937			$2,102,541			$1,970,305

Net interest income		$58,131			$62,916			$67,417

Net interest spread (1)			2.63%			2.79%			3.25%
Net interest margin (1)			2.94%			3.21%			3.67%
Ratio of average interest earning assets
to average interest bearing liabilities	110.59%			110.70%			111.61%

(1)     Yields are adjusted for tax-exempt interest.
(2)     Loan fees are included in interest income. Nonaccrual loans are included in average loans outstanding.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

(Dollars in thousands)	For The Year Ended December 31

	2008 vs 2007			2007 vs 2006

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

Interest income
Taxable securities	$(893)	$(186)	$(1,079)	$909	$332	$1,241
Tax-exempt securities	(21)	5	(16)	30	1	31
Loans	2,645	(24,486)	(21,841)	6,711	(2,562)	4,149
FHLB stock	---	(84)	(84)	(53)	(44)	(97)
Fed funds sold and other
short-term investments	210	(487)	(277)	540	2	542

Total interest income	$1,941	$(25,238)	$(23,297)	$8,137	$(2,271)	$5,866

Interest expense
Interest bearing demand	$(769)	$(3,974)	$(4,743)	$971	$752	$1,723
Savings and money market accounts	(2,142)	(8,755)	(10,897)	450	1,328	1,778
Time deposits	3,643	(5,700)	(2,057)	(646)	2,564	1,918
Other borrowed funds	2,195	(1,603)	592	4,254	628	4,882
Long-term debt	---	(717)	(717)	---	95	95
Fed funds purchased	(448)	(303)	(751)	45	(13)	32

Total interest expense	2,479	(21,052)	(18,573)	5,074	5,354	10,428

Net interest income	$(367)	$(4,418)	$(4,785)	$2,822	$(7,323)	$(4,501)

Provision for Loan Losses: The provision for loan losses for 2008 was $37.4 million as compared to $15.8 million for 2007 and $7.7 million for 2006. The increase in the provision for loan losses for 2008 was the result of higher net charge-offs and additional reserves considered necessary from increasing impaired loan levels in 2008 as compared to 2007. The increase in the provision for loan losses in 2007 was the result of additional reserves considered necessary from increasing impaired loans in 2007 as compared to 2006. These higher charge-off and reserve requirements are mostly associated with significant declines in the value of collateral securing real estate loans primarily for residential land development.

The ultimate amount of the loan loss provision in all periods is a byproduct of establishing our allowance for loan losses at levels deemed necessary in our methodology for determining the adequacy of the allowance. For more information about our allowance for loan losses and our methodology for establishing its level, see the discussion under the section Allowance for Loan Losses.

Noninterest Income: Noninterest income totaled $18.1 million during 2008 compared to $16.1 million during 2007 and $14.2 million in 2006.

The 2.0 million overall increase in 2008 included approximately $412,000 and $832,000 of gains on the sale of securities and gains realized on the settlement of interest rate swaps which were free standing derivatives carried at fair value. The Company chose to execute these transactions to support its shift to a more balanced sensitivity to future interest rate changes. For more information about the interest rate swaps, refer to the notes of the Financial Statements.

Deposit service charge income increased $255,000 or 5% to $5.3 million for 2008 compared to $5.1 million for 2007 and $4.9 million for 2006. The increase in each period primarily reflects the continued expansion of our deposit customer account base.

Gain on sales of loans primarily includes gains on the sale of real estate mortgage loans, and to a lesser extent, gains on the sale of the SBA guaranteed portion of certain commercial loans. We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell. A summary of gain on sales of loans and related volume was as follows:

(Dollars in thousands)	For The Year Ended December 31

	2008	2007	2006

Gain on the sale of SBA guaranteed loans	$--	$--	$60
Net gain on the sale of real estate mortgage loans	1,250	1,290	1,661

Gain on sales of loans	$1,250	$1,290	$1,721

Real estate mortgage loans originated for sale	$81,044	$86,440	$103,655
Real estate mortgage loans sold	83,160	86,150	106,100
Net gain on the sale of real estate mortgage loans as a
percent of real estate mortgage loans sold ("Loan sales margin)	1.50%	1.50%	1.57%

Gain on sales of loans decreased $40,000 and $431,000, respectively, in 2008 and 2007. The decline in 2008 was the result of a slight decline in sales volumes. The decline in 2007 was impacted by lower sales volumes and a declining sales margin. As sales volumes have declined since 2006, competition has generally increased and resulted in the slight decline in loan sales margin since 2006. Mortgage interest rate levels generally increased from 2007 into 2008 from corrections in the housing market, which contributed to the decline in residential refinancing and new loan originations since 2006. The declines in 2008 and 2007 also reflect the Company’s interest in holding more of its mortgage loan volume in its portfolio as discussed more fully below under Loan Portfolio and Asset Quality. Mortgage interest rate levels have most recently declined in response to weakening economic conditions and resulting government action intended to encourage bank lending. We expect increased refinancing activity from these lower rates to positively impact gains on sales of loans as we enter 2009.

Revenues from trust services decreased $458,000 or 9% to $4.4 million for 2008 and increased $1.3 million or 37% to $4.9 million for 2007. General declines in customer stock portfolio values associated with the significant decline in the stock market during 2008 were the primary reason for the decrease in trust income in 2008. The majority of the increase in trust fees in 2007 was related to the impact of customer relationships added from the Smith & Associates acquisition on January 1, 2007 and from the addition of new trust customers throughout 2007.

Other income increased $1.0 million in 2008 and $822,000 in 2007. The increase for 2008 includes a $243,000 gain on the termination of certain borrowings and the increase for 2007 includes a $288,000 unrealized gain on the Company’s interest rate swaps, both associated with the Company’s overall management of interest rate risk. For more information about the Company’s other borrowing activities and interest rate swaps, refer to the Notes to the Financial Statements. The remaining increases in each period are primarily a result of growth in customers and customer activity related to various banking services. Debit and ATM card processing income increased $593,000 in 2008 and $443,000 in 2007, representing the majority of the increase in other income. The increase in debit and ATM card processing income reflects a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers. Promotional efforts to increase volume in these low cost transaction alternatives continue to be met with success. Also contributing to the increase in other income was increased revenues from investment services which grew $234,000 or 41% to $802,000 for 2008 and $41,000 or 8% to $568,000 for 2007.

Noninterest Expense: Noninterest expense totaled $86.1 million for 2008 as compared to $50.3 million for 2007 and $44.9 million for 2006.

The increase of $35.8 million in 2008 is primarily due to a non-recurring impairment charge for goodwill of $25.9 million and an impairment charge for intangible assets of $1.7 million. During the fourth quarter of 2008, the Company completed its annual impairment testing for goodwill and intangible assets. The Company’s common stock price dropped during the fourth quarter resulting in a decline in its market capitalization below its book value. Accordingly, the results of its impairment testing showed that the estimated fair value of the Company was less than its carrying value of equity and the value of certain intangible assets were less than their carrying value. These impairment charges do not impact the Company’s tangible equity or regulatory capital ratios, and do not affect the Company’s liquidity position.

The remaining $8.2 million increase in 2008 and the $5.4 million increase in 2007 is discussed more fully below.

The primary reason for the remaining increase in total noninterest expense for 2008 related to the cost of higher levels of nonperforming assets. Costs associated with nonperforming assets include legal costs, repossessed and foreclosed property administration expense and losses on foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on foreclosed properties include both net losses on the sale of foreclosed properties and subsequent reductions from value declines for outstanding foreclosed properties. These costs amounted to approximately $6.7 million for 2008, $1.2 million for 2007 and $461,000 for 2006 as itemized in the following table (in thousands):

	2008	2007	2006

Legal and professional	$582	$425	$260
Repossessed and foreclosed property administration	3,700	401	153
Losses on foreclosed properties	2,412	372	48

Total	$6,694	$1,198	$461

Salaries increased $1.0 million in 2008 primarily due to staff additions and merit increases. Staff additions occurred primarily in the first half of the year in varied positions throughout the Company, including risk management, credit administration and problem asset departments, and selective sales personnel to support growth in deposits and commercial and industrial lending. During the second half of 2008, salary and benefit levels began to experience a decline primarily from staff reduction initiatives in certain operational and sales functions and the elimination or outsourcing of certain backroom functions associated with expense reduction initiatives. Salaries and benefits increased $708,000 in 2007 largely from an increase in staff associated with the opening of two new branch locations and the addition of the new Asset Management Group from the acquisition of Smith & Associates on January 1. The costs associated with these staffing increases were partially offset by a reduction in performance incentives associated with the decline in earnings levels.

Occupancy expense increased $217,000 in 2008 and $627,000 in 2007 and furniture and equipment expense increased $123,000 in 2008 and $735,000 in 2007. The increase in occupancy expense is consistent with our branch and facility expansion. The Company opened four new facilities in 2007, including two new branches and two branch relocations. The increase in furniture and equipment expense relates to costs associated with improving our internal and customer technologies, as well as costs associated with our facility expansion.

The $1.4 million increase in legal and professional fees in 2008 relates to invoices received over time in connection with the Trade Partners litigation which were expected to be paid by the Company’s insurance carrier, but have since been deemed non-reimbursable. The Trade Partners litigation is further discussed in the Notes to the Financial Statements. When excluding the impact of these legal costs, legal and professional fees have remained relatively flat since 2006.

FDIC assessments increased by $358,000 and $888,000 in 2008 and 2007. The increase in 2008 was primarily due to an increase in insurance rates related to higher nonperforming asset levels. The increase in 2007 was primarily related to a change by the FDIC in their charges for all banks effective January 1, 2007.

Remaining expense categories, including marketing, data processing and other expense, declined in 2008 as a result of expense reduction initiatives. In addition to eliminating or outsourcing certain backroom functions discussed above, these initiatives further included restructuring third party contracts, acceleration of electronic delivery for certain customers and significantly trimming controllable costs. The increase in other expense of $1.3 million in 2007 was primarily due to increases in various categories consistent with our customer account growth. These costs included debit card and ATM processing, customer and internal courier, brokerage account processing and outside service support.

Expense reduction initiatives that began in early 2008 have allowed the Company to manage costs in other areas to offset the increases driven by higher nonperforming asset levels. We expect efficiency, excluding the additional costs necessary to manage non-performing assets, to continue to improve in response to these initiatives and by better utilizing our capacity as we grow.

Federal Income Tax Expense (Benefit): Our federal income tax expense has fluctuated generally commensurate with changes in pre-tax earnings. In 2008, the Company recorded a tax benefit of $8.4 million as a result of the net loss during the year. In 2007 and 2006, our federal income tax expense was lower than the amount computed by applying our statutory federal income tax rate of 35% to our pre-tax earnings primarily due to tax-exempt interest income and income from bank-owned life insurance. Our effective tax rate was 28.7% and 31.5% for 2007 and 2006, respectively.

FINANCIAL CONDITION

Summary: Total assets were $2.15 billion at December 31, 2008, an increase of $16.4 million from $2.13 billion at December 31, 2007. An increase in Federal funds and short-term investments and portfolio loans were largely offset by declines in securities available for sale and goodwill and other intangible assets. The growth in assets during 2008 was lower than historical levels primarily because of the weak economic conditions in West Michigan that began in 2007 and has continued throughout 2008. Because of these declining conditions, management focused much of its efforts in 2008 on improving its financial condition, including diversifying its asset base and improving its capital position, liquidity and asset quality.

The slight growth in assets during 2008 was funded by growth in deposits. The growth in deposits in excess of assets allowed the Company to reduce its other borrowing levels.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $68.3 million at December 31, 2008 compared to $49.8 million at December 31, 2007. The increase in 2008 included an increase in seasonal balances associated with institutional depositors, including municipalities and public fund authorities. In addition, the Company increased its short-term investments to improve its liquidity position during these turbulent times.

Securities: Securities decreased $16.9 million to $186.5 million at December 31, 2008 from $203.4 million at December 31, 2007. The decrease was primarily due to calls and maturities and the sale of approximately $21.7 million of U.S. Government Agency bonds, partially offset by purchases of U.S. Government Agency bonds. The sales of securities resulted in gross gains of $412,000 and helped position its assets and liabilities to a more balanced sensitivity to interest rates.

We maintain our security portfolio at a level to provide diversity in the level of credit risk within our asset base, to support our liquidity needs and to balance our interest rate risk. Our portfolio consists primarily of high quality U.S government agency and state and local municipal bonds classified as available for sale. These securities are generally purchased at fixed rates to help offset the interest sensitivity of our variable rate loan portfolio. We expect growth of our securities portfolio to be consistent with the growth of our company to maintain the diversity of our assets and support our liquidity and interest rate risk management.

Loan Portfolio and Asset Quality: Our total loan portfolio increased $23.4 million to $1.77 billion at December 31, 2008 from $1.75 billion at December 31, 2007. During 2008, residential mortgage loans increased by $26.4 million, consumer loans increased $968,000, commercial and industrial loans increased $8.6 million and commercial real estate loans declined $12.5 million.

Our residential real estate loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 16% and 15% of portfolio loans at the end of 2008 and 2007, respectively. Our residential real estate portfolio represents only a portion of our residential origination loan volume, as we also sell a large portion of our fixed-rate obligations on the secondary market with servicing released. We originated for sale $81.0 million in residential mortgages in 2008, $86.4 million in 2007 and $103.7 million in 2006. Loans held for sale were $2.3 million at December 31, 2008 compared to $3.1 million at December 31, 2007.

Because of the relatively short duration of our assets, the increase in rates on residential mortgage loans through most of 2008 provided us an opportunity to hold more of these higher quality loans in our portfolio. In response to continued corrections in the housing market and deterioration in the economy, mortgage portfolio volume began to decline near the end of 2008. As we head into 2009, mortgage interest rate levels have declined in response to the weakening economic conditions and resulting government action intended to encourage bank lending. This has generated an increase in residential real estate refinancing activity. As a result, we anticipate a higher volume of residential mortgage loan sales into the secondary market during 2009.

The slower loan growth in our commercial and consumer loan portfolios during 2008 was a reflection of the weak economic conditions in West Michigan. In particular, deterioration in residential land development has impacted both asset growth and asset quality. Accordingly, the Company focused much of its efforts in 2008 on reducing its reliance on residential land development, diversifying its commercial loan portfolios and improving asset quality.

Total commercial and commercial real estate loans were $1.29 billion at both December 31, 2008 and 2007. This portfolio remains our largest loan segment and accounted for approximately 73% and 74% of the total loan portfolio at December 31, 2008 and 2007, respectively. Our commercial and commercial real estate portfolios are made up of loans to small and mid-sized business. The commercial loan portfolio we have built reflects the acceptance of our lending approach by our customers and the ability of our lending team to respond to their needs effectively. Our commercial loan department is built around a well-seasoned officer team and our lending approach involves an efficient loan approval process.

Our commercial and industrial portfolio was $447 million at December 31, 2008 and represented 35% of our commercial portfolio, up from 34% at December 31, 2007. A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):

	December 31, 2008	December 31, 2007

Construction/Land Development	$307,933	$335,366
Farmland and Agriculture	27,950	30,371
Nonfarm, Nonresidential	477,775	454,764
Multi-family	29,701	35,381

Total Commercial Real Estate Loans	843,359	855,882
Commercial and Industrial	447,352	438,743

Total Commercial Loans	$1,290,711	$1,294,625

Approximately 44% of the balance of commercial real estate loans at December 31, 2008 was owner-occupied while 56% was non-owner occupied.

Loans for the development or sale of 1-4 family residential properties were approximately $203.7 million and $235.8 million at December 31, 2008 and 2007, respectively, representing approximately 66% and 70% of the construction and land development portfolio. Of the balance at December 31, 2008, approximately $27.1 million was secured by vacant land, $117.4 million was secured by developed residential land and $59.3 million was secured by 1-4 family properties held for speculative purposes. Vacant land is land zoned for residential purposes but with no further development. Developed residential land is land that has been further developed for future residential construction, including but not limited to completed lot surveys, road work, water, sewer and other utility preparation and general land grade. 1-4 family properties held for speculative purposes are on developed residential lots and include completed residential homes or residential homes in the process of construction.

Our consumer loan portfolio includes loans secured by personal property and home equity fixed term and line of credit loans. Our consumer loan portfolio increased to $190.7 million at December 31, 2008 from $189.7 million at December 31, 2007. Consumer loans comprised approximately 11% of our portfolio loans at the end of both 2008 and 2007.

Our loan portfolio is reviewed regularly by an independent, internal loan review team, our own loan officers, and our senior management. An administrative loan committee consisting of senior management and seasoned lending and collections personnel meets monthly to manage the Company’s internal watch list and proactively manage high risk loans. When reasonable doubt exists concerning collectibility of interest or principal of one of our loans, that loan is placed in non-accrual status. Any interest previously accrued but not collected is reversed and charged against current earnings.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Nonperforming loans include loans on non-accrual status, restructured loans and loans delinquent more than 90 days but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans.

Nonperforming loans as of December 31, 2008 totaled $92.3 million or 5.20% of total portfolio loans compared to $73.9 million or 4.22% of total portfolio loans at December 31, 2007.

Nonperforming loans for the development or sale of 1-4 family residential properties were approximately $59.9 million or 65% of total non-performing loans at December 31, 2008. Of this total, approximately $3.8 million was secured by vacant land, $38.5 million was secured by developed residential land and $17.6 million was secured by 1-4 family properties held for speculative purposes. The remaining balance of nonperforming loans at the end of 2008 consist of a number of commercial loans most of which are on nonaccrual for which we consider to be well collateralized or adequately reserved.

Loans for the development or sale of 1-4 family residential properties were approximately $57.4 million or 78% of total non-performing loans at December 31, 2007. Of this total, approximately $3.2 million was secured by vacant land, $40.8 million was secured by developed residential land and $13.4 million was secured by 1-4 family properties held for speculative purposes.

Foreclosed assets totaled $19.5 million at December 31, 2008 compared to $5.7 million at December 31, 2007. The increase is the result of the migration of non-performing loans secured by real estate into foreclosed assets as the foreclosure process is completed and any redemption period expires. Of the $19.5 million, there were 33 commercial real estate properties totaling $17.7 million. The remaining balance was comprised of 19 residential real estate properties totaling $1.8 million. All properties are carried at their fair value less costs to sell.

Total nonperforming assets amounted to $112.1 million or 5.21% of total assets at December 31, 2008 compared to $79.8 million or 3.75% as of December 31, 2007.

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	As of December 31

	2008	2007	2006

Nonaccrual loans	$89,049	$70,999	$5,811
Loans 90 days or more delinquent and still accruing	3,200	2,872	16,479
Restructured loans	21	38	--

Total nonperforming loans	92,270	73,909	22,290

Foreclosed assets	19,516	5,704	3,212
Repossessed assets	306	172	81

Total nonperforming assets	$112,092	$79,785	$25,583

Nonperforming loans to total loans	5.20%	4.22%	1.30%
Nonperforming assets to total assets	5.21%	3.75%	1.23%

Allowance for Loan Losses: Our allowance for loan losses at December 31, 2008 was $38.3 million, or 2.16% of total portfolio loans, compared to $33.4 million or 1.91% of total portfolio loans at December 31, 2007.

Our allowance for loan losses is maintained at a level considered appropriate based upon our regular, quarterly assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for loans considered impaired, formula allowance for graded loans, general allocations based on historical trends for pools of similar loan types and under certain circumstances, reserves related to current market conditions that are pertinent to certain aspects of the loan portfolio. Based upon our internal analysis, in our judgment, we have provided adequate allowances for loan losses, although there can be no assurance that the allowance for losses on loans will be adequate to cover all losses.

The increase in the level of the allowance was primarily related to an increase in impaired loans and a related increase in the level of reserves for these loans. Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss may be incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Impaired loans increased $52.9 million to $151.9 million at December 31, 2008. The specific allowance for impaired loans was $20.0 million at December 31, 2008 and $15.8 at December 31, 2007.

Approximately $76.0 million or 50% of impaired loans were for the development or sale of 1-4 family residential properties. Of this total, approximately $5.6 million was secured by vacant land, $53.8 million was secured by developed residential land and $16.6 million was secured by 1-4 family properties held for speculative purposes. In 2007, approximately $62.3 million or 63% of impaired loans were for the development or sale of 1-4 family residential properties. Of this total, approximately $3.3 million was secured by vacant land, $42.5 million was secured by developed residential land and $16.5 million was secured by 1-4 family properties held for speculative purposes.

The allowance allocated to commercial loans that are not considered to be impaired is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. The determination of our loss factors is based upon our actual loss history by loan grade, and adjusted for consideration of significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $15.4 million at December 31, 2008 compared to $15.3 million at December 31, 2007.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive general allowance allocations based on a review of loss trends by specific loan segments. These loss allocations are then adjusted based upon past due status, and consideration for general economic and business conditions, collateral values, seasoning of the portfolios and most recent loss experience for similar pools of loans. The general allowance was $2.9 million at December 31, 2008 and $2.3 million at December 31, 2007. The increase was largely related to an increase in the balance of residential real estate loans and a slight increase in the past due status of these loans.

The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.

	As of December 31

As of December 31	2008		2007		2006

	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and commercial
real estate	$35,427	72.8%	$31,132	74.0%	$21,417	75.5%
Residential real estate	982	16.5%	699	15.2%	502	13.1%
Consumer	1,853	10.7%	1,591	10.8%	1,340	11.4%
Unallocated	---	---	---	---	---	---

Total	$38,262	100.0%	$33,422	100.0%	$23,259	100.0%

The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type. Of the $38.3 million allowance at December 31, 2008, 52% related to specific allocations on impaired loans, 40% related to commercial loan portfolio allocations and 8% related to general allocations for homogeneous loans.

Net charge-offs totaled $32.6 million or 1.85% of average loans for 2008 compared to $5.6 million, or 0.32% of average loans for 2007 and $5.4 million or 0.33% of average loans for 2006. The majority of the net charge-offs in 2008 and 2007 were largely associated with an increase in the level of impaired loans from continued deterioration in the economy and significant declines in the value of collateral securing impaired real estate loans, primarily residential land development loans. For residential land development loans, cash flow to service the debt is primarily expected from sales of lots and properties securing these loans, which has declined markedly throughout 2007 and 2008. This significant deterioration in cash flows and resulting expected future cash flows is the primary reason for the declines in the value of the real estate securing these loans. Net charge-offs in 2006 include a $4.7 million charge-off related to one commercial borrower whose loans were allegedly falsely secured by nonexistent collateral. The Company filed a lawsuit against this borrower in 2007 that is still pending. These charge-offs were considered necessary to bring loan balances to levels considered collectible based upon current information.

The following is a summary of our portfolio loan balances and changes in the allowance for loan losses and related ratios.

(Dollars in thousands)	December 31

	2008	2007	2006

Portfolio Loans:
Average daily balance of loans for the year	$1,762,102	$1,725,453	$1,635,391
Amount of loans outstanding at end of period	1,774,063	1,750,632	1,711,450

Allowance for loan losses:
Balance at beginning of year	$33,422	$23,259	$20,992
Addition to allowance charged to operations	37,435	15,750	7,715
Loans charged-off:
Commercial	(32,405)	(5,065)	(5,601)
Residential real estate	(228)	(139)	(43)
Consumer	(684)	(716)	(410)

Recoveries:
Commercial	666	263	399
Residential real estate	28	2	10
Consumer	28	68	197

Balance at end of year	$38,262	$33,422	$23,259

Ratios:
Net charge-offs to average loans outstanding	1.85%	.32%	.33%
Allowance for loan losses to loans outstanding at year end	2.16%	1.91%	1.36%

Premises and Equipment: Premises and equipment totaled $63.5 million at December 31, 2008, representing a decrease of $1.1 million from December 31, 2007. The decline was largely from deprecation of current facilities in excess of capital additions during 2008. There were no new facilities constructed during 2008.

Deposits: Total deposits increased $142.2 million to $1.67 billion at December 31, 2008, as compared to $1.52 billion at December 31, 2007. Of the $142.2 million in deposit growth, approximately $135.0 million was from deposits generated through brokers.

The Company chose to utilize brokered deposits in 2008 to replace borrowed funds and support asset growth because of their generally low cost compared to other alternatives and to support improved liquidity. The utilization of brokered deposits allowed the Company to reduce its reliance on borrowed funds, increase its borrowing capacity and grow Federal funds and short-term investments for future liquidity needs.

The growth in deposits within the Company’s markets was slower than historical levels. Because of the weakening economic conditions that occurred in West Michigan and nationally throughout 2008, the deposit base slowed or contracted in many of the Company’s markets and access to liquidity from the national sources impacted many financial institutions. Accordingly, competition within the Company’s markets continued to intensify for fewer deposit dollars. Despite these market dynamics, the Company continued to experience overall new account growth.

Noninterest bearing demand accounts comprised approximately 12% of total deposits at both December 31, 2008 and December 31, 2007. Interest bearing demand, including money market and savings accounts, comprised approximately 38% of total deposits at December 31, 2008, as compared to 43% at the end of 2007. Time accounts as a percentage of total deposits were approximately 50% at December 31, 2008, as compared to 45% at the end of 2007.

Although the current environment presents challenges for core deposit growth in the near term, we believe that our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, will provide growth in our core deposits over time.

Borrowed Funds: Borrowed funds consist of advances from the Federal Home Loan Bank, securities sold under agreements to repurchase (“repo borrowings”), long-term debt associated with the issuance of trust preferred securities and federal funds purchased provided by our correspondent banks.

Borrowed funds totaled $326.0 million at December 31, 2008, including $194.8 million of Federal Home Loan Bank advances, $90.0 million in repo borrowings and $41.2 million in long-term debt associated with trust preferred securities. Borrowed funds totaled $441.8 million at December 31, 2007 including $244.1 million of Federal Home Loan Bank advances, $110.0 million in repo borrowings, $41.2 million in long-term debt associated with trust preferred securities and $46.5 million in federal funds purchased. The decrease in borrowed funds in 2008 was primarily due to the increase in deposits discussed above.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity was $149.2 million at December 31, 2008 compared to $160.6 million at December 31, 2007. The decrease of $11.4 million was primarily from the $38.9 million net loss the Company incurred in 2008, offset by an increase of $31.3 million from the issuance of convertible preferred stock. Cash dividends of $4.4 million, or $.26 per share, were declared and paid on common shares and $817,000, or $26.11 per share, were declared on preferred shares during 2008.

In order to augment its capital position, the Company temporarily suspended its cash dividend to common shareholders during 2008. In addition, the Company completed a private offering of 31,290 shares of 12.0% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in capital proceeds of $31.3 million. The shares are convertible into common stock at the option of the holder at a price per share of $8.95. On or after October 31, 2011, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances. For more information regarding the private offering, see the Notes to the Consolidated Financial Statements.

The increase in accumulated other comprehensive income was due to an increase in the market value of securities available for sale, as market interest rates for similar securities declined markedly during 2008.

Capital levels for the Company continue to be maintained at levels well in excess of regulatory minimums for bank holding companies.

The following table shows the Company’s various capital ratios for 2008 and 2007.

As of and for the year ended December 31,	2008	2007

Average equity to average assets	6.9%	7.8%
Total risk-based capital	11.3%	10.7%
Tier 1 risk-based capital	10.0%	9.4%
Tier 1 capital to average assets	8.8%	8.3%

The regulatory ratios increased in 2008 primarily due to the issuance of the convertible preferred stock. The after-tax impairment charge for goodwill and intangible assets did not impact the Company’s regulatory capital ratios.

The entire $40.0 million of trust preferred securities outstanding at December 31, 2007 qualified as Tier 1 capital. For more information regarding the trust preferred securities, please refer to the Notes to the Consolidated Financial Statements.

Capital sources include, but are not limited to, additional common stock offerings, preferred stock and trust preferred securities offerings and subordinated debt. The Company is also carefully evaluating the U.S. Treasury Department’s Capital Purchase Program for making equity investments in banks, and has applied to participate in that program.

Liquidity: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Reserve Bank of Chicago’s discount window, the Federal Home Loan Bank, federal funds purchased lines and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above.

Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Our liquidity management involves periodic monitoring of our assets considered to be liquid and illiquid, and our funding sources considered to be core and non-core and short-term (less than 12 months) and long-term. We have established parameters that monitor, among other items, our level of liquid assets to short-term liabilities, our level of non-core funding reliance and our level of available borrowing capacity. We have also developed a contingency funding plan to stress test our liquidity requirements arising from certain events that may trigger liquidity shortages, such as rapid loan growth in excess of normal growth levels or the loss of deposits and other funding sources under extreme circumstances.

We have historically grown our portfolio loans more rapidly than our core deposits. Accordingly, we have relied upon other wholesale funding sources (including brokered deposits, borrowings from the Federal Home Loan Bank and other borrowing sources). We maintain a diversified wholesale funding structure and actively manage our maturing wholesale sources to reduce the risk to liquidity shortages.

In response to the volatile conditions in the national markets throughout 2007 and 2008, we actively pursued initiatives to further strengthen our liquidity position. During 2008, we reduced our reliance on other borrowed funds by over $115 million, increased our liquid investments by nearly $40 million and secured a borrowing facility under the Federal Reserve Bank of Chicago’s discount window. We feel our liquidity position is sufficient to meet our normal and contingent liquidity needs.

In the normal course of business, we enter into certain contractual obligations including obligations which are considered in our overall liquidity management. The table below summarizes our significant contractual obligations at December 31, 2008.

(dollars in thousands)	1 year or less	2-3 years	4-5 years	After 5 years

Time deposit maturities	$469,167	$341,328	$20,964	$	---
Other borrowed funds	90,123	176,000	---		18,667
Long-term debt	---	---	---		41,238

Total	$559,290	$517,328	$20,964		$59,905

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit. The level and fluctuation of these commitments is also considered in our overall liquidity management. At December 31, 2008, we had a total of $403.3 million in unused lines of credit, $10.3 million in unfunded loan commitments and $14.8 million in standby letters of credit.

CRITICAL ACCOUNTING AND POLICIES ESTIMATES:

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and future results could differ. The allowance for loan loss, the status of contingencies, income taxes and goodwill and other intangible assets are deemed critical due to the required level of management judgment and the use of estimates, making them particularly subject to change.

Our methodology for determining the allowance for loan loss and the related provision for loan losses is described above in the “Allowance for Loan Loss” discussion. This area of accounting requires significant judgment due to the number of factors which can influence the collectibility of a loan. Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses. Although, based upon our internal analysis, and in our judgment, we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.

Loss contingencies, including the legal actions involving Trade Partners as described in the Notes to the Financial Statements, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. This, too, is an accounting area that involves significant judgment. Although, based upon our judgment and internal analysis we have properly accounted for loss contingencies, future changes in the status of such contingencies could result in a significant change in the level of contingent liabilities and a related impact to operating earnings.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. We have recorded no valuation allowance on the balance of our deferred tax assets because we believe that the tax benefits associated with this asset will more likely than not be realized based upon the levels of taxable income in prior years and the expectation of a return to profitability in future years. However, changes in tax laws, changes in tax rates and our future level of earnings can adversely impact the ultimate realization of our net deferred tax asset.

Our goodwill and intangible assets arose from our past acquisition of a Bank and our past acquisition of an investment management firm, as discussed in previous filings. We test our goodwill and intangible assets for impairment utilizing the methodology and guidelines established in SFAS No. 142, Goodwill and Other Intangible Assets. This methodology involves assumptions regarding the valuation of the business entities and intangible assets that contain the acquired entities. We believe that the assumptions we utilize are reasonable. Based upon our annual impairment analysis in 2008, we recorded goodwill and intangible asset impairment charges of $27.6 million as described above under “Noninterest expense.” There was no remaining goodwill as of December 31, 2008. Other intangible assets were $874,000 at December 31, 2008.

Forward-Looking Statements: This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words believe, expect, intend, anticipate, estimate, project, may or similar expressions. The presentation and discussion of the provision and allowance for loan losses, statements concerning future profitability or future growth or increases, and statements about the adequacy of our capital resources are examples of inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

ITEM 7A:      Quantitative and Qualitative Disclosures About Market Risk.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2008 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change		Net Interest Income	Percent Change

Change in Interest Rates
200 basis point rise	$166,777	(7.9	4)%	$55,557	(2.2	8)%
100 basis point rise	174,505	(3.6	8)	55,192	(2.9	3)
Base-rate scenario	181,171	---		56,856	---
100 basis point decline	182,329	0.64		58,094	2.18
200 basis point decline	182,037	0.48		58,815	3.45

This analysis suggests that we are well-balanced, with limited fluctuations in net interest income under each scenario over the next twelve months. Further, our balanced sensitivity in time horizons beyond one year results in little fluctuation in EVE under the various rate shock scenarios.

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

ITEM 8:      Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

/s/ Philip J. Koning —————————————— Philip J. Koning Co-Chief Executive Officer
/s/ Ronald L. Haan —————————————— Ronald L. Haan Co-Chief Executive Officer
/s/ Jon W. Swets —————————————— Jon W. Swets Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Macatawa Bank Corporation as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macatawa Bank Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP Crowe Horwath LLP

Grand Rapids, Michigan
March 9, 2009

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands)

	2008	2007

ASSETS
Cash and due from banks	$29,188	$49,816
Federal funds sold and other short-term investments	39,096	---

Cash and cash equivalents	68,284	49,816

Securities available for sale, at fair value	184,681	201,498
Securities held to maturity (fair value 2008 - $1,867,
2007 - $1,961)	1,835	1,917
Federal Home Loan Bank (FHLB) stock	12,275	12,275
Loans held for sale	2,261	3,127
Total loans	1,774,063	1,750,632
Allowance for loan losses	(38,262)	(33,422)

	1,735,801	1,717,210
Premises and equipment - net	63,482	64,564
Accrued interest receivable	7,746	10,003
Goodwill	---	25,919
Acquisition intangibles	874	3,023
Bank-owned life insurance	23,645	22,703
Other real estate owned	19,516	5,704
Other assets	28,972	15,214

Total assets	$2,149,372	$2,132,973

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$192,842	$185,681
Interest-bearing	1,472,919	1,337,872

Total	1,665,761	1,523,553
Federal funds purchased	---	46,467
Other borrowed funds	284,790	354,052
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	8,370	7,038

Total liabilities	2,000,159	1,972,348

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
31,290 shares of Series A Noncumulative Convertible
Perpetual Preferred Stock, liquidation value of $1,000 per share,
issued and outstanding at December 31, 2008	30,637	---
Common stock, no par value, 40,000,000 shares
authorized; 17,161,515 and 16,968,398 shares
issued and outstanding at December 31, 2008
and 2007, respectively	164,327	163,522
Retained deficit	(48,289)	(4,208)
Accumulated other comprehensive income	2,538	1,311

Total shareholders' equity	149,213	160,625

Total liabilities and shareholders' equity	$2,149,372	$2,132,973

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share data)

	2008	2007	2006

Interest income
Loans, including fees	$107,342	$129,183	$125,034
Securities
Taxable	5,586	6,665	5,424
Tax-exempt	2,169	2,185	2,154
FHLB stock	475	559	656
Federal funds sold and other short-term investments	503	780	238

Total interest income	116,075	139,372	133,506

Interest expense
Deposits	41,319	58,955	53,597
Other borrowings	13,683	13,091	8,209
Long-term debt	2,724	3,441	3,346
Federal funds purchased	218	969	937

Total interest expense	57,944	76,456	66,089

Net interest income	58,131	62,916	67,417
Provision for loan losses	37,435	15,750	7,715

Net interest income after provision for loan losses	20,696	47,166	59,702

Noninterest income
Service charges and fees	5,342	5,087	4,874
Gain on sales of loans	1,250	1,290	1,721
Trust fees	4,448	4,906	3,589
Gain on sales of securities	412	---	---
Gain on settlement of interest rate swaps	832	---	---
Other	5,860	4,815	3,993

Total noninterest income	18,144	16,098	14,177

Noninterest expense
Salaries and benefits	26,547	25,499	24,791
Occupancy of premises	4,402	4,185	3,558
Furniture and equipment	4,079	3,956	3,221
Legal and professional	1,998	643	666
Marketing and promotion	991	1,261	1,075
Data processing	1,881	1,912	1,756
FDIC assessment	1,438	1,080	192
Impairment of goodwill and acquisition intangibles	27,634	---	---
Administration and disposition of problem assets	6,694	1,198	461
Other	10,403	10,525	9,193

Total noninterest expenses	86,067	50,259	44,913

Income (loss) before income tax	(47,227)	13,005	28,966
Income tax expense (benefit)	(8,373)	3,736	9,135

Net income (loss)	(38,854)	9,269	19,831
Dividends declared on preferred shares	817	---	---

Net income (loss) available to common shares	$(39,671)	$9,269	$19,831

Basic earnings (loss) per common share	$(2.34)	$.54	$1.17

Diluted earnings (loss) per common share	$(2.34)	$.54	$1.14

Cash dividends per common share	$.26	$.51	$.46

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2006	$	---	$136,583	$8,040	$(2,879)	$141,744

Net income				19,831		19,831

Other comprehensive income (loss):
Net change in unrealized gain
(loss) on derivative instruments,
net of tax of $135					250	250

Net change in unrealized gain
(loss) on securities available
for sale, net of tax of $490					910	910

Comprehensive income						20,991

Issued 513,283 shares in payment of
5% stock dividend			15,127	(15,180)		(53)

Issued 5,401,190 shares in payment
of 3-for-2 stock split

Stock compensation expense			657			657

Issued 90,714 shares for stock
option exercises (net of 4,994
shares exchanged and including
$258 of tax benefit)			1,361			1,361

Cash dividends at $.46 per
common share				(7,851)		(7,851)

Balance, December 31, 2006		---	153,728	4,840	(1,719)	156,849

Net income				9,269		9,269

Other comprehensive income (loss):
Net change in unrealized gain
(loss) on derivative instruments,
net of tax of $617					1,145	1,145

Net change in unrealized gain
(loss) on securities available
for sale, net of tax of $1,015					1,885	1,885

Comprehensive income						12,299

Issued 819,223 shares in payment
of 5% stock dividend			9,518	(9,536)		(18)

Issued 136,936 shares for acquisition
of Smith & Associates			3,150			3,150

Stock compensation expense			591			591

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Issued 54,272 shares for stock
option exercises (net of 3,833 shares
exchanged and including $89 of
tax benefit)		431			431

Repurchase 298,500 shares of stock		(3,896)			(3,896)

Cash dividends at $.51 per
common share			(8,781)		(8,781)

Balance, December 31, 2007	---	163,522	(4,208)	1,311	160,625

Net loss			(38,854)		(38,854)

Other comprehensive income (loss):
Net change in unrealized gain
(loss) on securities available
for sale, net of tax of $661				1,227	1,227

Comprehensive loss					(37,627)

Stock compensation expense		591			591

Issued 32,824 shares for stock
option exercises (net of 1,010
shares exchanged and including
$40 of tax benefit)		214			214

Issued 31,790 shares of preferred stock	30,637				30,637

Cash dividends declared:
Common shares ($.26 per share)			(4,410)		(4,410)
Preferred shares			(817)		(817)

Balance, December 31, 2008	$30,637	$164,327	$(48,289)	$2,538	$149,213

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(38,854)	$9,269	$19,831
Adjustments to reconcile net income (loss)
to net cash from operating activities
Depreciation and amortization	3,879	3,702	3,385
Stock compensation expense	591	591	657
Provision for loan losses	37,435	15,750	7,715
Impairment of goodwill and acquisition intangibles	27,634	---	---
Origination of loans for sale	(81,044)	(86,440)	(103,655)
Proceeds from sales of loans originated for sale	83,160	86,150	106,100
Gain on sales of loans	(1,250)	(1,290)	(1,721)
Gain on sales of securities	(412)	---	---
Gain on settlement of interest rate swaps	(832)	---	---
Write-down of other real estate	1,916	304	9
Loss on sales of other real estate	496	68	39
Net change in
Accrued interest receivable and other assets	(11,330)	(150)	(3,082)
Bank-owned life insurance	(942)	(860)	(1,029)
Accrued expenses and other liabilities	515	(3,437)	(3,727)

Net cash from operating activities	20,962	23,657	24,522

Cash flows from investing activities
Loan originations and payments, net	(75,874)	(49,524)	(172,510)
Repurchase by FHLB of FHLB stock	---	---	1,635
Purchases of securities available for sale	(72,722)	(22,154)	(42,669)
Proceeds from:
Maturities and calls of securities available for sale	70,156	22,135	1,990
Maturities and calls of securities held to maturity	---	715	1,127
Sales of securities available for sale	21,704	---	---
Principal paydowns on securities	20	94	241
Sales of other real estate	3,624	1,891	817
Additions to premises and equipment	(2,322)	(7,123)	(10,652)

Net cash from investing activities	(55,414)	(53,966)	(220,021)

Cash flows from financing activities
Net increase (decrease) in deposits	142,208	(144,004)	159,785
Net increase (decrease) in short-term borrowings	(46,467)	34,477	(13,819)
Proceeds from other borrowed funds	405,000	440,000	95,000
Repayments of other borrowed funds	(474,262)	(277,966)	(48,143)
Fractional shares purchased	---	(18)	(53)
Cash dividends paid on common shares	(4,410)	(8,781)	(7,851)
Net proceeds from issuance of preferred stock	30,637	---	---
Repurchase of common stock	---	(3,896)	---
Proceeds from exercises of stock options, including tax benefit	214	431	1,361

Net cash from financing activities	52,920	40,243	186,280

Net change in cash and cash equivalents	18,468	9,934	(9,219)

Beginning cash and cash equivalents	49,816	39,882	49,101

Ending cash and cash equivalents	$68,284	$49,816	$39,882

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006

Supplemental cash flow information:
Interest paid	$59,162	$76,341	$65,149
Income taxes paid	3,850	6,350	12,130

Supplemental noncash disclosures:
Transfers from loans to other real estate	19,848	4,755	3,551
Preferred stock dividends accrued, paid
in subsequent quarter	817	---	---
Acquisition of Smith & Associates:
Acquisition intangibles	---	3,924	---
Other liabilities assumed	---	774	---
Value of common stock issued	---	3,150	---

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Macatawa Bank and Macatawa Investment Services, Inc., as well as Macatawa Bank’s wholly-owned subsidiary, Macatawa Bank Mortgage Company. Macatawa Investment Services, Inc. ceased doing business effective November l, 2006 as discussed below. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company also owns all of the common securities of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are discussed in a separate note.

Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank operates 26 full service branch offices providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Bank Mortgage Company originates and sells residential mortgage loans into the secondary market on a servicing released basis. Macatawa Investment Services, a broker/dealer that provided various brokerage services including discount brokerage, personal financial planning and consultation regarding individual stocks and mutual funds ceased doing business as a registered broker-dealer effective November 1, 2006. On November 1, 2006, Macatawa Bank began offering brokerage services to its customers through an arrangement with Infinex Investments, Inc. (“Infinex”). Infinex is a full service investment provider, a registered broker-dealer and a member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (SIPC). On October 11, 2006, Macatawa Bank Corporation entered into an Agreement and Plan of Merger with Benj. A. Smith & Associates, Ltd. and Benj. A. Smith, III. Smith & Associates is an investment advisory firm based in Holland, Michigan. The transaction was structured as a merger of Smith & Associates into Macatawa, which in turn contributed the business to Macatawa Bank. The transaction closed effective as of January 1, 2007. Macatawa Statutory Trust I and Macatawa Statutory Trust II are grantor trusts that were established on July 15, 2003 and March 18, 2004 through which trust preferred securities were issued. Under generally accepted accounting principles, these trusts are not consolidated into the financial statements of the Company.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, the fair value of intangible assets, the status of contingencies, the fair value of other real estate owned and the fair values of financial instruments are particularly subject to change.

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

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and short-term securities (securities with maturities equal to or less than 90 days and federal funds sold). Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported in other comprehensive income, net of tax.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level yield method without anticipating prepayments. Gains and losses on sales are based on the amortized cost of the security sold.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Loans are sold servicing released; therefore no mortgage servicing right assets are established.

Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term using the level yield method without anticipating prepayments. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Consumer loans are typically charged-off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure, primarily other real estate owned, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years.

Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized.

Bank-Owned Life Insurance: The Bank has purchased life insurance policies on certain officers. Bank-owned life insurance is recorded at its currently realizable cash surrender value. Changes in cash surrender value are recorded in other income.

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Acquisition Intangibles: Acquisition intangibles consist of core deposit and acquired customer relationship intangible assets arising from acquisitions. They are initially measured at fair value and then are amortized on an accelerated method with estimated useful lives of ten to sixteen years. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Long-term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. The Company’s derivatives consist of interest rate swap agreements, which are used as part of its asset liability management to help manage interest rate risk. The Company does not use derivatives for trading purposes.

Changes in the fair value of derivatives that are designated as a hedge of the variability of cash flows to be received on various loans and are effective are reported in other comprehensive income and later reclassified into earnings in the same periods during which the hedged transaction affects earnings. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as noninterest income or loss.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If designated as a hedge, the Company formally documents the relationship between derivatives as hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions. This documentation includes linking cash flow hedges to specific assets on the balance sheet. If designated as a hedge, the Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these derivatives are included in other noninterest income.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock awards. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock awards and the conversion of the Company’s convertible preferred stock. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

Stock Splits and Dividends: The fair value of shares issued for stock dividends of 20% or less is transferred from retained earnings to common stock, to the extent of available retained earnings. No transfer is recorded for stock dividends or splits in excess of 20%. All share and per share amounts are retroactively adjusted for stock splits and dividends.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Segment Reporting: The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies in western Michigan. These services include demand, time and savings deposits; lending; ATM processing; cash management; and trust and brokerage services. While the Company’s management team monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of FAS No. 160 did not have any impact on the Corporation’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133". FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 2 — ACQUISITION

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

The acquisition was accounted for under the purchase method of accounting, resulting in customer relationship intangibles valued at $1,920,000 and goodwill of $2,004,000. The goodwill and intangible assets are evaluated annually for impairment as discussed in a separate note.

Under the terms of the transaction, one $300,000 contingent payment would have been paid in the form of the Company’s common stock if revenue from transferred account balances, principal additions to transferred account balances generated by Mr. Smith and new accounts generated by Mr. Smith exceeded $1,600,000 in 2007. An additional $300,000 contingent payment would have been paid in the form of the Company’s common stock if such revenue exceeded $1,700,000 in 2008. For 2008 and 2007, revenue did not exceed these targets; therefore the contingent payments for each year were not made.

NOTE 3 — SECURITIES

The amortized cost and fair value of securities at year-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Available for Sale 2008
U.S. Treasury and federal agency
securities	$129,982	$3,653		$(1)	$133,634
State and municipal bonds	49,794	691		(430)	50,055
Other equity securities	1,000	---		(8)	992

	$180,776	$4,344		$(439)	$184,681

Held to Maturity 2008
State and municipal bonds	$1,835	$32	$	---	$1,867

	$1,835	$32	$	---	$1,867

Available for Sale 2007
U.S. Treasury and federal agency
securities	$149,021	$1,169		$(145)	$150,045
State and municipal bonds	49,460	1,056		(56)	50,460
Other equity securities	1,000	--		(7)	993

	$199,481	$2,225		$(208)	$201,498

Held to Maturity 2007
State and municipal bonds	$1,917	$45		$(1)	$1,961

	$1,917	$45		$(1)	$1,961

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 3 — SECURITIES (Continued)

Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

December 31, 2008

U.S. Treasury and federal
agency securities	$88	$(1)	$	---	$	---	$88	$(1)
State and municipal bonds	16,619	(430)		---		---	16,619	(430)
Other equity securities	992	(8)		---		---	992	(8)

Total temporarily impaired	$17,699	$(439)	$	---	$	---	$17,699	$(439)

	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2007

U.S. Treasury and federal
agency securities	$--	$--	$37,104	$(145)	$37,104	$(145)
State and municipal bonds	1,777	(6)	4,479	(51)	6,256	(57)
Other equity securities	--	--	993	(7)	993	(7)

Total temporarily impaired	$1,777	$(6)	$42,576	$(203)	$44,353	$(209)

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

Contractual maturities of debt securities at December 31, 2008 were as follows (dollars in thousands):

	Held-to-Maturity Securities				Available-for-Sale Securities

	Amortized Cost		Fair Value		Amortized Cost	Fair Value

Due in one year or less	$	---	$	---	$52,498	$53,314
Due from one to five years		239		241	75,339	77,831
Due from five to ten years		840		859	39,637	40,438
Due after ten years		756		767	12,302	12,106

		$1,835		$1,867	$179,776	$183,68	9

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 3 — SECURITIES (Continued)

Proceeds from the sale of available for sale securities were $21,704,000 and resulted in gross gains of $412,000 for the year ended December 31, 2008. There were no sales of securities for the years ended December 31, 2007 and 2006.

At December 31, 2008 and 2007, securities with a carrying value of approximately $4,200,000 and $1,000,000, respectively, were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law. At December 31, 2008 and 2007, securities with a carrying value of approximately $102,944,000 and $120,263,000 were pledged as collateral for securities sold under agreements to repurchase.

NOTE 4 — LOANS

Year-end loans were as follows (dollars in thousands):

	2008	2007

Commercial	$447,352	$438,743
Commercial mortgage	843,359	855,882
Residential mortgage	292,702	266,325
Consumer	190,650	189,682

	$1,774,063	$1,750,632

Activity in the allowance for loan losses was as follows (dollars in thousands):

	2008	2007	2006

Beginning balance	$33,422	$23,259	$20,992
Provision for loan losses	37,435	15,750	7,715
Loans charged-off	(33,317)	(5,920)	(6,054)
Recoveries	722	333	606

Ending balance	$38,262	$33,422	$23,259

The increase in both net charge-offs and the provision for loan losses in 2008 and the provision for loan losses in 2007 were largely in response to increased levels of impaired loans resulting from the continued deterioration in the economy and significant declines in the value of collateral securing impaired real estate loans, primarily residential land development loans. For residential land development loans, cash flow to service the debt is primarily expected from sales of lots and properties securing these loans, which has declined markedly throughout 2007 and 2008. This significant deterioration in cash flows and resulting expected future cash flows is the primary reason for the declines in the value of the real estate securing these loans.

Loans charged off in 2006 include a $4.7 million charge related to one commercial borrower whose loans were allegedly falsely secured by nonexistent collateral. Accordingly, the provision for loan losses for 2006 also included a $4.7 million additional provision related to this borrower. The Company filed a lawsuit against this borrower in 2007 that is still pending.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4 — LOANS (Continued)

Impaired loans were as follows (dollars in thousands):

	2008	2007

Loans with no allocated allowance for loan losses	$49,922	$17,580
Loans with allocated allowance for loan losses	102,015	81,440

	$151,937	$99,020

Amount of the allowance for loan losses allocated	$20,008	$15,831

	2008	2007	2006

Average of impaired loans during the period	$125,918	$38,166	$4,630
Interest income recognized during impairment	2,687	782	---
Cash-basis interest income recognized	2,319	189	---

Nonperforming loans were as follows at year-end (dollars in thousands):

	2008	2007

Loans past due over 90 days still on accrual	$3,200	$2,872
Nonaccrual loans	89,049	70,999
Renegotiated loans	21	38

	$92,270	$73,909

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The balance of impaired and nonperforming loans at the end of 2008 includes approximately $76.0 and $59.9 million, respectively, of loans for the development or sale of 1-4 family residential properties. The balance of impaired and nonperforming loans at the end of 2007 includes approximately $62.3 and $57.4 million, respectively, of loans for the development or sale of 1-4 family residential properties.

NOTE 5 — OTHER REAL ESTATE OWNED

Year-end other real estate owned was as follows (dollars in thousands):

	2008	2007

Other real estate owned, initial balance transferred in	$21,135	$5,851
Less: valuation allowance	(1,619)	(147)

	$19,516	$5,704

Activity in the valuation allowance was as follows:

	2008	2007	2006

Beginning balance	$147	$5	$	---
Additions charged to expense	1,916	304		9
Deletions upon disposition	(444)	(162)		(4)

Ending balance	$1,619	$147		$5

Net losses on sales of other real estate were $496,000 in 2008, $68,000 in 2007 and $39,000 in 2006.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 — FAIR VALUE

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

The fair value of loans held for sale is based upon binding quotes from 3rd party investors (Level 2 inputs)

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$184,681	$	---	$184,681	$	---
Loans held for sale	2,261	$	---	2,261	$	---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$39,272	$	---	$	---	$39,272

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 — FAIR VALUE (Continued)

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $39.3 million with a valuation allowance of $3.6 million at December 31, 2008, resulting in an additional provision for loan losses of approximately $13.2 million for the year.

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end (dollars in thousands).

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$68,284	$68,284	$49,816	$49,816
Securities held to maturity	1,835	1,867	1,917	1,961
FHLB stock	12,275	NA	12,275	NA
Loans, net	1,735,801	1,709,672	1,717,210	1,735,745
Accrued interest receivable	7,746	7,746	10,003	10,003
Interest rate swaps	---	---	288	288
Bank-owned life insurance	23,645	23,645	22,703	22,703

Financial liabilities
Deposits	(1,665,761)	(1,678,591)	(1,523,553)	(1,526,458)
Federal funds purchased	---	---	(46,467)	(46,467)
Other borrowed funds	(284,790)	(292,198)	(354,052)	(356,764)
Long-term debt	(41,238)	(34,906)	(41,238)	(41,011)
Accrued interest payable	(4,366)	(4,366)	(5,584)	(5,584)

Off-balance sheet credit-related items
Loan commitments	---	---	---	---

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, bank-owned life insurance, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet credit-related items is not significant.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 7 — PREMISES AND EQUIPMENT — NET

Year-end premises and equipment were as follows (dollars in thousands):

	2008	2007

Land	$18,211	$17,060
Building	44,031	43,857
Leasehold improvements	1,215	1,219
Furniture and equipment	20,130	18,947
Construction in progress	466	664

	84,053	81,747
Less accumulated depreciation	(20,571)	(17,183)

	$63,482	$64,564

Depreciation expense was $3,404,000, $3,290,000 and $2,949,000 for each of the years ending December 31, 2008, 2007 and 2006.

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated to $345,000, $359,000 and $382,000 for each of the years ending December 31, 2008, 2007 and 2006. Future minimum rental expense under noncancelable operating leases as of December 31, 2008 is as follows (dollars in thousands):

2009	$196
2010	124
2011	95
2012	6

$421

NOTE 8 — GOODWILL AND ACQUISITION INTANGIBLES

Goodwill and intangible assets were as follows at year-end (dollars in thousands):

	2008		2007

Goodwill	$	---	$25,919

Acquisition Intangibles:
Core deposits		$3,185	$3,185
Less accumulated amortization		(2,311)	(2,017)

		$874	$1,168

Trust relationships		$478	$478
Customer relationships		1,920	1,920

		2,398	2,398
Less accumulated amortization		(683)	(543)
Less impairment		(1,715)	---

	$	---	$1,855

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 8 — GOODWILL AND ACQUISITION INTANGIBLES (Continued)

During the fourth quarter of 2008, the Company completed its annual impairment analysis of goodwill and other intangible assets as required under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of its analysis, the Company determined it was necessary to record pre-tax, non-cash impairment charges of $25.9 million associated with goodwill and $1.7 million associated with customer relationship intangibles of its trust department.

Like many publicly traded financial institutions, during 2008 the Company’s stock price and market capitalization declined to a level well below its book value, and the Company recorded declining profits primarily associated with much higher credit losses. These trends were evident throughout the financial services sector. Further, continued deterioration in the equity markets has resulted in declining revenues associated with the Company’s trust department. As a result of its annual impairment analysis, the Company determined its goodwill and customer and trust relationship intangibles were fully impaired. The Company’s remaining intangible assets at December 31, 2008 consisted of $874,000 of core deposit intangibles.

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $434,000, $460,000 and $378,000. Estimated amortization expense for the next four years is as follows (dollars in thousands):

2009	$282
2010	270
2011	258
2012	64

NOTE 9 — DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2008	2007

Noninterest bearing demand	$192,842	$185,681
Interest bearing demand	230,091	273,658
Savings and money market accounts	411,369	377,441
Certificates of deposit	831,459	686,773

	$1,665,761	$1,523,553

The following table depicts the maturity distribution of certificates of deposit at December 31, 2008 (dollars in thousands):

2009	$469,167
2010	276,317
2011	65,011
2012	19,791
2013	1,173

$831,459

Approximately $574,861,000 and $457,769,000 in certificates of deposit were in denominations of $100,000 or more at December 31, 2008 and 2007. Brokered deposits totaled approximately $337,768,000 and $202,839,000 at December 31, 2008 and 2007. At December 31, 2008 and 2007, brokered deposits had interest rates ranging from 3.25% to 4.90% and 3.65% to 5.20%, respectively, and at year-end 2008, maturities ranging from February 2009 to December 2011.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 10 — OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Federal Home Loan Bank Advances
At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2008

Single maturity fixed rate advances	$145,000	April 2009 to December 2011	3.67%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	18,790	January 2009 to July 2018	3.78%

	$194,790

December 31, 2007

Single maturity fixed rate advances	$135,000	March 2008 to November 2010	4.77%
Daily variable rate advance	70,000	June 2008	4.32%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	8,052	February 2008 to July 2018	3.81%

	$244,052

Each advance is payable at its maturity date and contains a prepayment penalty. Putable advances are fixed rate advances that can be changed to a variable rate at the option of the FHLB. If the FHLB exercises that option, these advances may be repaid without penalty. These advances were collateralized by residential and commercial real estate loans totaling $617,899,000 and $611,055,000 under a blanket lien arrangement at December 31, 2008 and 2007.

Maturities as of December 31, 2008 were as follows (in thousands):

2009	$40,123
2010	121,000
2011	15,000
2012	---
2013	---
Thereafter	18,667

$194,790

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase (“repo borrowings”) are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities that had a carrying amount of approximately $102,944,000 and $120,263,000 at December 31, 2008 and 2007. At maturity, the securities underlying the arrangements are returned to the Company.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 10 — OTHER BORROWED FUNDS (Continued)

At year-end, repo borrowings were as follows (dollars in thousands):

Principal Terms	Amount	Range of Maturities	Weighted Averate Interest Rate

December 31, 2008

Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%

December 31, 2007

Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%
Floating rate borrowings	20,000	August 2009 to August 2010	5.72%

	$110,000

Maturities as of December 31, 2008 were as follows (in thousands):

2009	$50,000
2010	40,000

$90,000

The Company terminated $20,000,000 of floating rate borrowings during the second quarter of 2008 resulting in gross gains of $243,000, which was included in other noninterest income for the year ended December 31, 2008.

NOTE 11 — LONG-TERM DEBT

The Company has issued $40.0 million of pooled trust preferred securities (“Preferred Securities”) through its wholly-owned subsidiary grantor trusts. Macatawa Statutory Trust I issued $619,000 of common securities to the Company and $20.0 million of Preferred Securities on July 15, 2003 at a floating interest rate of three-month LIBOR plus 3.05%. Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million of Preferred Securities on March 18, 2004 at a floating interest rate of three-month LIBOR plus 2.75%.

The Company issued subordinated debentures (“Debentures”) to each trust in exchange for the proceeds of the offerings, which Debentures represent the sole asset of each trust. The Preferred Securities represent an interest in the Company’s subordinated debentures, which have terms that are similar to the Preferred Securities. As provided in each trust’s indenture, the Preferred Securities accrue and pay distributions quarterly at a specified rate and are subject to mandatory redemption upon the maturity of the Debentures, 30 years from the date of issuance, or upon earlier redemption. The Company has the right to redeem the Debentures in whole or in part beginning five years from the date of issuance at a redemption price specified in each trust’s indenture.

At December 31, 2008 and 2007, the Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.

At December 31, 2008 and 2007, the entire $40 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 12 — RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2008	2007

Beginning balance	$19,608	$13,905
New loans and renewals	31,437	20,513
Repayments and renewals	(29,147)	(14,810)

Ending balance	$21,898	$19,608

Deposits from principal officers, directors, and their affiliates at December 31, 2008 and 2007 were $4,785,000 and $5,787,000.

On October 11, 2006, Macatawa Bank Corporation (“Macatawa”) entered into an Agreement and Plan of Merger with Benj. A. Smith & Associates, Ltd. (“Smith & Associates”) and Benj. A. Smith, III (“Mr. Smith”). On October 11, 2006, Macatawa also entered into a Noncompetition Agreement with Mr. Smith. Macatawa completed the acquisition of Smith & Associates on January 1, 2007.

Smith & Associates was an investment advisory firm based in Holland, Michigan. Mr. Smith was the owner of Smith & Associates. Mr. Smith is also the founder and Chairman of Macatawa Bank Corporation. The transaction was structured as a merger of Smith & Associates into Macatawa, which in turn contributed the business to Macatawa Bank. For further details regarding the transaction, refer to Note 2, Acquisition.

NOTE 13 — STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans). The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock. The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 501,368 shares under the Employees’ Plans and 165,375 shares under the Directors’ Plans available for future issuance as of December 31, 2008. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

Stock Options

Option awards are granted with an exercise price equal to the market price at the date of grant. Option awards have vesting periods ranging from one to three years and have ten year contractual terms.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The Company expects that all options granted will vest and become exercisable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 13 — STOCK-BASED COMPENSATION (Continued)

There were no options granted during 2007. The fair value of options granted during 2008 and 2006 was determined using the following weighted-average assumptions as of grant date.

	2008		2007

Risk-free interest rate	3.14%		4.52%
Expected option life	6.5 ye	ars	6.5 ye	ars
Expected stock price volatility	30.09%		23.68%
Dividend yield	6.07%		2.55%
Weighted average fair value of options granted	$1.35		$4.80

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2008	957,765	$14.66
Granted	114,000	8.57
Exercised	(33,834)	5.42
Forfeited	(26,890)	16.08
Expired	(34,450)	7.35

Outstanding at December 31, 2008	976,591	$14.49	5.84	$	---

Exercisable at December 31, 2008	761,516	$14.67	5.08	$	---

Information related to stock options during each year follows:

	2008	2007	2006

Intrinsic value of options exercised	$135	$464	$1,779
Cash received from option exercises	174	342	1,103
Tax benefit realized from option exercises	40	89	258

Compensation cost for stock options was $368,000 or $320,000 after tax, representing $0.02 per share for 2008, $446,000 or $400,000 after tax, representing $0.02 per share for 2007 and $657,000 or $522,000 after tax, representing $0.03 per share for 2006.

As of December 31, 2008, there was approximately $309,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Awards

Stock awards have vesting periods of up to four years. A summary of changes in the Company’s nonvested stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value

Outstanding at January 1, 2008	24,339	$18.64
Granted	165,390	3.83
Vested	(1,000)	14.17
Forfeited	(5,097)	13.69

Outstanding at December 31, 2008	183,632	$5.64

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 13 — STOCK-BASED COMPENSATION (Continued)

Compensation cost for stock awarded in 2008 and 2007 was $223,000 and $145,000. Compensation cost for stock awarded in 2006 was nominal.

As of December 31, 2008, there was $663,000 of total unrecognized compensation cost related to nonvested shares granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested was $6,200 during the year ended December 31, 2008. There were no shares vested during the years ended December 31, 2007 and 2006.

NOTE 14 — EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees. Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations. The Company makes matching contributions equal to 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 6%. The Company’s contributions for the years ended December 31, 2008, 2007 and 2006 were approximately $790,000, $767,000 and $691,000.

The Company sponsors an Employee Stock Purchase Plan which covers substantially all employees. Employees are allowed to direct the Company to withhold payroll dollars and purchase Company stock at market price on a payroll by payroll basis. The Company has reserved 210,000 shares of common stock to be issued under the plan. The plan allows for shares to be issued directly from the Company or purchased on the open market.

NOTE 15 — EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands except per share data):

	2008	2007	2006

Net income (loss)	$(38,854)	$9,269	$19,831
Dividends declared on preferred shares	817	---	---

Net income (loss) available to common shares	$(39,671)	$9,269	$19,831

Weighted average shares outstanding - Basic	16,968,293	17,109,664	17,011,590
Dilutive potential common shares:
Stock options and restricted stock awards	28,421	173,860	367,883
Conversion of preferred stock	---	---	---

Weighted average shares outstanding - Diluted	16,996,714	17,283,344	17,379,473

Basic earnings (loss) per common share	$(2.34)	$0.54	$1.17
Diluted earnings (loss) per common share (1)	(2.34)	0.54	1.14

(1)	For any period in which a loss is recorded, the assumed exercise of stock options and the impact of restricted stock awards would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per share calculation.

Stock options and nonvested stock awards for 1,160,223, 507,562, and 335,959 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2008, 2007 and 2006, respectively, because they were antidilutive. Potential common shares associated with the convertible preferred stock issued in the fourth quarter of 2008 were excluded from dilutive potential common shares as they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 16 — FEDERAL INCOME TAXES

The consolidated provision for income taxes was as follows (dollars in thousands):

	2008	2007	2006

Current	$(5,994)	$7,606	$10,226
Deferred (benefit) expense	(2,379)	(3,870)	(1,091)

	$(8,373)	$3,736	$9,135

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2008	2007	2006

Statutory rate	35%	35%	35%
Statutory rate applied to income before taxes	$(16,529)	$4,552	$10,138
Add (deduct)
Tax-exempt interest income	(659)	(633)	(634)
Bank-owned life insurance	(330)	(301)	(360)
Goodwill impairment	9,071	---	---
Other, net	74	118	(9)

	$(8,373)	$3,736	$9,135

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2008	2007

Deferred tax asset
Allowance for loan losses	$13,392	$11,698
Nonaccrual loan interest	368	956
Valuation allowance on other real estate owned	567	52
Other	910	545

	15,237	13,251
Deferred tax liabilities
Depreciation	(2,227)	(2,069)
Purchase accounting adjustments	(306)	(1,058)
Unrealized gain on derivative instruments	---	(101)
Unrealized gain on securities available for sale	(1,367)	(706)
Prepaid expenses	(490)	(364)
Other	(359)	(284)
	(4,749)	(4,582)

Net deferred tax asset	$10,488	$8,669

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company’s expectation of a return to profitability in future years, management has determined that no valuation allowance was required at December 31, 2008 or 2007.

There were no unrecognized tax benefits at December 31, 2008 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company is no longer subject to examination by the Internal Revenue Service for years before 2005.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 17 — COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2008	2007

Commitments to make loans	$10,275	$43,949
Letters of credit	14,824	21,554
Unused lines of credit	403,335	424,582

At year-end 2008, approximately 29% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates. The remainder of the commitments to make loans was at variable rates tied to prime and generally expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 18 — CONTINGENCIES

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 18 — CONTINGENCIES (Continued)

Trade Partners is now in receivership. The supervising court authorized the receiver to borrow money from Macatawa Bank to pay premiums, if needed. Macatawa Bank extended a $4 million line of credit to the receiver, conditioned upon obtaining a security interest in the viaticals. No draws were made against the line, and the line expired during the fourth quarter of 2004.

On October 6, 2008 the Company reached a preliminary contingent settlement with counsel for the Plaintiffs in these proceedings. This agreement required various conditions to be satisfied by January 15, 2009. The Company does not believe it is likely that the contingencies, which are discussed in more detail below, will be satisfied and entered into the agreement anticipating that the plaintiffs’ response would help it assess the uncertainties of the litigation.

Both parties entered into a re-negotiation of the agreement in December and the preliminary contingent settlement was amended on January 29, 2009. Under the terms of the Amended Agreement, if all contingencies are satisfied and the settlement becomes final, the Company will pay the plaintiffs $5.75 million in cash, and issue warrants to purchase a total of 1,500,000 shares of common stock at an exercise price of $9.00 per share with the warrants having a term of five years from the date of issuance. The Amended Agreement further provides that the plaintiffs are to receive amounts collected by the Company from other defendants up to $250,000. If the Company collects less than $250,000 from these other defendants, it is to make up the difference with cash. The Company’s insurers will contribute $950,000 to the cash portion of the settlement. The Amended Agreement includes deadlines for satisfying certain contingencies. Under the terms of the Amended Agreement, the Company will not issue shares of common stock as part of the settlement (except pursuant to the warrant as described above).

The settlement involves no admission of fault or wrongdoing by the Company or Macatawa Bank.

The original contingent settlement agreement provided for a settlement of $2.75 million in cash, including $950,000 from the Company’s insurers, $250,000 in cash from third parties defendants or the Company, common stock valued at $3.0 million and three warrants for each share of common stock to be issued in the proposed settlement. The common stock was to have been issued at a price based on the average closing price for the 20 trading days preceding the date the settlement would have become final after the contingencies are satisfied, the stock warrants would have expired after three years and would have had an exercise price equal to 150% of the price per share at which the common stock was issued with the result that the number of shares and warrants to be issued would have been determined based on the stock price at the time the settlement becomes final. The Company’s lower stock price affected their ability to offer stock causing both parties to enter into re-negotiation in December, 2008. The preliminary contingent settlement agreement was amended on January 29, 2009. The stock component of the original offer was replaced with cash, but the value of the contingent settlement agreement was essentially unchanged.

Significant contingencies contained in the Amended Agreement are beyond the Company’s control and there can be no assurance about if and when such additional contingencies will be satisfied. The contingencies include the requirement that by no later than April 30, 2009, ninety-eight percent (98%) of the total number of plaintiffs and ninety-eight percent (98%) of the total dollar amount of the claims must be resolved by said plaintiffs signing a release of claims. If the contingencies were satisfied and the litigation was settled, as proposed, the impact on the Company would be the recording of an additional expense of approximately $3.3 million, net of tax.

There are approximately 1,200 plaintiffs located in 40 states and 13 different countries. Plaintiffs’ claims differ widely depending upon which of the many different escrow agreements to which they were a party. This is not a class action and Plaintiff’s counsel cannot act to bind the Plaintiffs. The Company believes that resolving this litigation would be in the best interests of the Company and its shareholders. However, based on the significance of the contingencies precedent within the contingent settlement agreement, particularly given the geographic disparity of the plaintiffs, the complicated nature of their varied claims, and the high number of plaintiffs involved combined with the high threshold (98%) required for release of claims, we do not believe it is probable that the contingencies will be satisfied and the litigation settled as contemplated by the contingent settlement agreement. The Company made the offer to settle, containing the contingencies noted above, in an attempt to avoid exposure to future litigation and to avoid the cost of litigation, although the Company did and does not believe the plaintiffs are likely to meet the terms of the offer so as to be able to accept it.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 18 — CONTINGENCIES (Continued)

If the contingencies are not satisfied, and the offer accepted under its terms, the Company does not intend to extend or amend the offer, the Trade Partners litigation will not be settled and the litigation process will resume. If the litigation resumes, the Company believes it has strong defenses and intends to continue to vigorously defend these actions. The outcome under litigation, however, is uncertain, and we are therefore unable to determine to what extent it will impact the Company. The outcome could involve less or more loss to the Company than the amount proposed in the settlement offer. Accordingly, no amount has been accrued at December 31, 2008 for this matter.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously.

NOTE 19 — INTEREST RATE SWAPS

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

Prior to December 31, 2007, these interest rate swap agreements were reported, and had been since their inception, as cash flow hedges as the Company believed the critical terms of the swap agreements matched the critical terms of the variable rate loans and concluded that interest rate swap agreements were effective cash flow hedges. At December 31, 2007, the Company determined that accounting for these swaps as cash flow hedges was not appropriate. Accordingly, changes in fair value of these swaps are reported in noninterest income rather than other comprehensive income.

At December 31, 2007, outstanding swaps with a notional amount of $60,000,000 had weighted average pay rates of 7.25%, weighted average receive rates of 6.65% and a weighted average maturity of 1.5 years. These swaps had a fair value of $288,000 which was reported in other noninterest income.

In February of 2008, the Company chose to terminate all of its outstanding swaps, which had a total notional amount of $60,000,000. The Company realized a gain of approximately $832,000 associated with their settlements which was included in other noninterest income. There were no outstanding swaps at December 31, 2008.

NOTE 20 — SHAREHOLDERS’ EQUITY

Regulatory Capital

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 20 — SHAREHOLDERS’ EQUITY (Continued)

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$209,553	11.3%	$148,835	8.0%	N/A	N/A
Bank	198,922	10.7%	148,611	8.0	$185,764	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	186,112	10.0%	74,417	4.0	N/A	N/A
Bank	175,516	9.5%	74,306	4.0	111,458	6.0
Tier 1 capital (to average assets)
Consolidated	186,112	8.8%	85,101	4.0	N/A	N/A
Bank	175,516	8.3%	84,997	4.0	106,246	5.0

December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$194,362	10.7%	$145,898	8.0%	N/A	N/A
Bank	192,677	10.6	145,715	8.0	$182,143	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	171,434	9.4	72,949	4.0	N/A	N/A
Bank	169,778	9.3	72,857	4.0	109,286	6.0
Tier 1 capital (to average assets)
Consolidated	171,434	8.3	82,850	4.0	N/A	N/A
Bank	169,778	8.2	82,754	4.0	103,443	5.0

The Bank was categorized as well capitalized at December 31, 2008 and 2007. There are no conditions or events since December 31, 2008 that management believes have changed its category.

Issuance of Convertible Preferred Stock

In the fourth quarter of 2008, the Company completed a private offering of 31,290 shares of 12.0% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $31.3 million. Proceeds of $30.6 million from issuance were net of $653,000 of costs.

Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 111.73 shares of common stock of the Company, which represents an approximate initial conversion price of $8.95 per share of common stock (for a total of approximately 3.5 million shares at December 31, 2008). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after the third anniversary of the issue date, at the option of the Company, the Series A Preferred Stock will be subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company’s common stock exceeds 130% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series A Preferred Stock for four consecutive quarters.

On December 18, 2008, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock of $26.11 per share. This amount was pro-rated over the initial dividend period as further set forth in the Certificate of Designation classifying the preferred stock. The dividend is payable February 2, 2009, to shareholders of record on January 15, 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 21 — CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2008	2007

ASSETS

Cash and cash equivalents	$10,323	$1,000
Investment in Bank subsidiary	178,627	198,977
Investment in other subsidiaries	1,578	1,592
Other assets	1,182	674

Total assets	$191,710	$202,243

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt	$41,238	$41,238
Other liabilities	1,259	380

Total liabilities	42,497	41,618

Total shareholders' equity	149,213	160,625

Total liabilities and shareholders' equity	$191,710	$202,243

CONDENSED STATEMENTS OF INCOME

	2008	2007	2006

Income
Dividends from subsidiaries	$6,199	$10,104	$10,099

Expense
Interest expense	2,720	3,441	3,346
Other expense	896	1,034	804

Total expense	3,616	4,475	4,150

Income before income tax and equity in
undistributed net income (loss) of subsidiaries	2,583	5,629	5,949

Equity in undistributed earnings (loss) of subsidiaries	(42,673)	2,108	12,409

Income before income tax	(40,090)	7,737	18,358
Income tax benefit	(1,236)	(1,532)	(1,473)

Net income (loss)	(38,854)	9,269	19,831
Dividends declared on preferred shares	817	---	---

Net income (loss) available to common stock	$(39,671)	$9,269	$19,831

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 21 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(38,854)	$9,269	$19,831
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Equity in undistributed (earnings) loss of subsidiaries	42,673	(2,108)	(12,409)
Stock compensation expense	49	54	145
(Increase) decrease in other assets	(508)	35	449
Increase (decrease) in other liabilities	62	(459)	499

Net cash from operating activities	3,422	6,791	8,515

Cash flows from investing activities
Investment in subsidiaries	(20,500)	---	(75)
Net cash received from dissolution of subsidiary	---	---	373

Net cash from investing activities	(20,500)	---	298

Cash flows from financing activities
Proceeds from exercises of stock options	174	342	1,103
Fractional shares purchased	---	(18)	(53)
Cash dividends paid	(4,410)	(8,781)	(7,851)
Net proceeds from issuance of preferred stock	30,637	---	---
Repurchase of stock	---	(3,896)	---

Net cash from financing activities	26,401	(12,353)	(6,801)

Net change in cash and cash equivalents	9,323	(5,562)	2,012

Cash and cash equivalents at beginning of year	1,000	6,562	4,550

Cash and cash equivalents at end of year	$10,323	$1,000	$6,562

Supplemental noncash disclosures:
Preferred stock dividends accrued, paid
in subsequent quarter	$817	---	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 22 — QUARTERLY FINANCIAL DATA (Unaudited)
(Dollars in thousands except per share data)

					Earnings Per Common Share

	Interest Income	Net Interest Income	Provisions for Loan Losses	Net Income (1)	Basic	Fully Diluted

2008
First quarter	$31,317	$14,697	$2,700	$2,438	$0.14	$0.14
Second quarter	29,199	15,087	18,460	(8,106)	(0.48)	(0.48)
Third quarter	28,614	14,836	2,425	1,871	0.11	0.11
Fourth quarter	26,945	13,511	13,850	(35,057)	(2.11)	(2.11)

2007
First quarter	$34,931	$16,059	$875	$4,835	$0.28	$0.28
Second quarter	35,683	16,335	965	4,590	0.27	0.26
Third quarter	35,391	15,835	3,640	2,457	0.14	0.14
Fourth quarter	33,368	14,687	10,270	(2,612)	(0.15)	(0.15)

Net income for the fourth quarter of 2008 includes a $27.6 million ($27.0 million after tax, or $1.60 per share) impairment charge for goodwill and other intangible assets, as discussed in a separate note.

ITEM 9:      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our independent public accountants.

ITEM 9A:      Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report, have concluded that as of the end of the period covered by this Report the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the company, particularly during the period in which this Form 10-K Annual Report was being prepared.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Internal control over financial reporting as of December 31, 2008 has been audited by Crowe Horwath LLP, an independent registered certified public accounting firm, as stated in their report included in Item 8 to this Annual Report on Form 10-K.

(c)	Changes in Internal Controls.

There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:      Other Information.

None.

PART III

ITEM 10:      Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Directors”, “Audit Committee Report”, “Corporate Governance-Director Nominations”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement relating to our April 23, 2009 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

Information relating to our Executive Officers is included in Part I hereof entitled “Executive Officers of the Registrant.” There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

We have adopted a Senior Officer Code of Ethics. A copy of our Senior Officer Code of Ethics is available upon request by writing to the Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424 and is also available at www.macatawabank.com under investor relations.

ITEM 11:      Executive Compensation.

Information relating to compensation of our executive officers and directors is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Summary Compensation Table” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement relating to our April 23, 2009 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 12:      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and management is contained under the captions “Voting Securities and Principal Holders Thereof” and “Security Ownership of Management” in our definitive Proxy Statement relating to our April 23, 2009 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

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

The following table sets forth certain information regarding the above referenced equity compensation plans as of December 31, 2008. The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued uupon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	976,591	$14.49	666,743

Equity compensation plans
not approved by security	0	N/A	0
holders

Total	976,591	$14.49	666,743

ITEM 13:      Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions, and director independence is contained under the captions “Transactions Involving Management” and “Corporate Governance-Director Independence” in our definitive Proxy Statement relating to our April 23, 2009 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

ITEM 14:      Principal Accountant Fees and Services.

Information relating to principal accountant fees and services is contained under the caption “Principal Accounting Firm Fees” in our definitive Proxy Statement relating to our April 23, 2009 Annual Meeting of Shareholders and the information within that section is incorporated by reference.

PART IV

ITEM 15:      Exhibits and Financial Statement Schedules.

(a)1.	The following documents are filed as part of Item 8 of this report:

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(a)2.	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3.	The following exhibits are filed as part of this report:

Exhibit Number and Description

3.1	Articles of Incorporation of Macatawa Bank Corporation, as amended, incorporated by reference to Exhibit 3.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, to Exhibit 3.1 to the Macatawa Bank Corporation Form 10-Q for the quarter ended June 30, 2006, to Exhibit 4.1 to the Macatawa Bank Corporation Current Report on Form 8-K dated November 5, 2008.

3.2	Bylaws of Macatawa Bank Corporation, incorporated by reference to Exhibit 3.2 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755) together with the Amendment attached as Exhibit 3.2 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2007.

4	Specimen stock certificate of Macatawa Bank Corporation, incorporated by reference to Exhibit 4 to the Macatawa Bank Corporation Registration Statement on Form SB-2 (Registration No. 333-45755).

10.1*	Macatawa Bank Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 5, 1999 for the Annual Meeting of Shareholders held April 15, 1999, as further amended by the Second Amendment included as Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002 for the Annual Meeting of Shareholders held April 18, 2002.

10.2*	Macatawa Bank Corporation 1998 Directors’ Stock Option Plan incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 Registration Statement (No. 333-45755), as amended by the First Amendment included as Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 7, 2002 for the Macatawa Bank Corporation Annual Meeting of Shareholders held April 18, 2002.

10.3*	Macatawa Bank Corporation 2006 Stock Compensation Plan incorporated by reference to Appendix A to the Macatawa Bank Corporation Proxy Statement dated March 6, 2006.

10.4*	Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan incorporated by reference to Appendix B to the Macatawa Bank Corporation Proxy Statement dated March 6, 2006.

10.5*	Amended and Restated Employment Agreement between Benj. A Smith III and Macatawa Bank Corporation dated May 9, 2007, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q dated May 10, 2007.

10.6	Agreement and Plan of Merger dated October 11, 2006 by and among Macatawa Bank Corporation, Benj. A. Smith & Associates, Ltd. (Smith & Associates) and Benj. A. Smith, III, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Current Report on Form 8-K dated October 11, 2006.

10.7*	Noncompetition Agreement dated October 11, 2006, by and between Macatawa Bank Corporation and Benj. A. Smith, III, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Current Report on Form 8-K dated October 11, 2006.

10.8	Form of Indemnity Agreement between Macatawa Bank Corporation and each of its directors, incorporated by reference to Exhibit 10.2 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.9	Investment Management Agreement between Macatawa Bank and Smith & Associates Investment Management Services dated October 1, 2008.

10.10*	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

10.11*	Form of Stock Option Agreement for non-qualified stock options, incorporated by reference to Exhibit 10.3 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12*	Form of Stock Option Agreement for incentive stock options, incorporated by reference to Exhibit 10.4 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.13*	Form of Stock Option Agreement under the Directors’ Stock Compensation Plan, incorporated by reference to Exhibit 10.5 to the Macatawa Bank Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.14*	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.15 to the Macatawa Bank Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

10.15	Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC, incorporated by reference to Exhibit 10.2 to the Management Bank Corporation Current Report on Form 8-K dated November 5, 2008

10.16	Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series A Noncumulative Perpetual Preferred Stock, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Current Report on Form 8-K dated November 5, 2008.

10.17	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009, incorporated by reference to Exhibit 10.1 to the Macatawa Bank Corporation Current Report on Form 8-K dated January 30, 2009.

10.18	Consulting Agreement between G. Thomas Boylan and Macatawa Bank Corporation dated March 10, 2009.

21	Subsidiaries of the Registrant

23	Consent of Crowe Horwath LLP, independent registered public accounting firm

24	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Co-Chief Executive Officers and Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter to Shareholders

* Management contract or compensatory plan.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request to Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 9, 2009.

MACATAWA BANK CORPORATION /s/ Philip J. Koning —————————————— Philip J. Koning Co-Chief Executive Officer, Office of the Chief Executive (Principal Executive Officer)	/s/ Ronald L. Haan —————————————— Ronald L. Haan Co-Chief Executive Officer, Office of the Chief Executive (Principal Executive Officer)

/s/ Jon W. Swets —————————————— Jon W. Swets Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2009 by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Philip J. Koning and Ronald L. Haan, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature /s/ Robert E. DenHerder —————————————————— Robert E. Denherder, Director and Chairman	March 9, 2009

/s/ G. Thomas Boylan —————————————————— G. Thomas Boylan, Director	March 9, 2009

/s/ Mark Bugge —————————————————— Mark Bugge, Director	March 9, 2009

/s/ Ronald L. Haan —————————————————— Ronald L. Haan, Director, Secretary and Treasurer	March 9, 2009

/s/ John F. Koetje —————————————————— John F. Koetje, Director	March 9, 2009

/s/ Philip J. Koning —————————————————— Philip J. Koning, Director and President	March 9, 2009

/s/ Arend D. Lubbers —————————————————— Arend D. Lubbers, Director	March 9, 2009

/s/ Benj. A. Smith —————————————————— Benj. A. Smith, III, Director	March 9, 2009

/s/ Jon W. Swets —————————————————— Jon W. Swets, Principal Financial and Accounting Officer	March 9, 2009