Form 10-Q
period 2009-03-31
MACATAWA BANK CORP
filed 2009-05-08
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

________________

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [_]  No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]  Accelerated filer [X]   Non-accelerated filer [_]  Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [_]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,166,515 shares of the Company’s Common Stock (no par value) were outstanding as of May 8, 2009.

INDEX

Page Number

Part I. Financial Information

Item 1.
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	8

Item 2.
Management's Discussion and Analysis of
Results of Operations and Financial Condition	19

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk	28

Item 4.
Controls and Procedures	29

Part II. Other Information:

Item 1.
Legal Proceedings	29

Item 1.A.
Risk Factors	32

Item 2.
Changes in Securities and Use of Proceeds	32

Item 3.
Defaults Upon Senior Securities	32

Item 4.
Submission of Matters to a Vote of Security Holders	32

Item 5.
Other Information	32

Item 6.
Exhibits	33

Signatures	34

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 (unaudited) and December 31, 2008

(dollars in thousands)	March 31, 2009	December 31, 2008

ASSETS
Cash and due from banks	$22,238	$29,188
Federal funds sold and other short term investments	73,367	39,096

Cash and cash equivalents	95,605	68,284

Securities available for sale	174,623	184,681
Securities held to maturity	1,757	1,835
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale, at fair value at March 31, 2009	2,003	2,261
Total loans	1,699,945	1,774,063
Allowance for loan losses	(39,096)	(38,262)

Net loans	1,660,849	1,735,801

Premises and equipment - net	62,980	63,482
Accrued interest receivable	7,686	7,746
Bank-owned life insurance	23,628	23,645
Other real estate owned	18,510	19,516
Other assets	32,876	29,846

Total assets	$2,092,792	$2,149,372

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-bearing	$190,757	$192,842
Interest-bearing	1,433,946	1,472,919

Total deposits	1,624,703	1,665,761

Other borrowed funds	268,690	284,790
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	13,517	8,370

Total liabilities	1,948,148	2,000,159

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
31,290 shares of Series A Noncumulative Convertible Perpetual
Preferred Stock, liquidation value of $1,000 per share, issued and
outstanding at March 31, 2009 and December 31,2008	30,628	30,637
Common stock, no par value, 40,000,000 shares authorized;
17,166,515 and 17,161,515 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	164,484	164,327
Retained deficit	(53,370)	(48,289)
Accumulated other comprehensive income	2,902	2,538

Total shareholders' equity	144,644	149,213

Total liabilities and shareholders' equity	$2,092,792	$2,149,372

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2009 and 2008 (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Interest income
Loans, including fees	$23,146	$28,965
Securities	1,811	2,185
FHLB Stock	123	153
Other	44	14

Total interest income	25,124	31,317

Interest expense
Deposits	8,980	11,834
Other	3,348	4,786

Total interest expense	12,328	16,620

Net interest income	12,796	14,697

Provision for loan losses	10,530	2,700

Net interest income after provision for loan losses	2,266	11,997

Noninterest income
Service charges and fees	1,229	1,241
Net gains on mortgage loans	1,622	476
Trust fees	933	1,170
Gain on settlement of interest rate swaps	---	832
Other	1,539	1,284

Total noninterest income	5,323	5,003

Noninterest expense
Salaries and benefits	6,143	6,901
Occupancy of premises	1,156	1,225
Furniture and equipment	1,017	993
Legal and professional	384	303
Marketing and promotion	223	357
Data processing	497	505
FDIC assessment	771	361
Administration and disposition of problem assets	2,159	377
Other	2,131	2,569

Total noninterest expenses	14,481	13,591

Income (loss) before income tax	(6,892)	3,409
Income tax expense (benefit)	(2,750)	971

Net income (loss)	(4,142)	2,438
Dividends declared on preferred shares	939	---

Net income (loss) available to common shares	$(5,081)	$2,438

Basic earnings (loss) per common share	$(.30)	$.14
Diluted earnings(loss) per common share	(.30)	.14
Cash dividends per common share	---	.13

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2009 and 2008
(unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net income (loss)	$(4,142)	$2,438
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available for sale	364	1,869

Comprehensive income (loss)	$(3,778)	$4,307

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Month Periods Ended March 31, 2009 and 2008
(unaudited)

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2008	---	$163,522	$(4,208)	$1,311	$160,625

Net income for three months ended March 31, 2008			2,438		2,438

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale				1,869	1,869

Comprehensive income					4,307

Issued 22,460 shares for stock option exercises
(including $32 of tax benefit)		123			123

Stock compensation expense		134			134

Cash dividends declared on common shares
($.13 per share)			(2,203)		(2,203)

Balance, March 31, 2008	---	$163,779	$(3,973)	$3180	$162,986

Balance, January 1, 2009	$30,637	$164,327	$(48,289)	$2,538	$149,213

Net loss for three months ended March 31, 2009			(4,142)		(4,142)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities
available for sale				364	364

Comprehensive loss					(3,778)

Preferred stock issuance costs	(9)				(9)

Stock compensation expense		157			157

Cash dividends declared on preferred shares			(939)		(939)

Balance, March 31, 2009	$30,628	$164,484	$(53,370)	$2,902	$144,644

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2009 and 2008 (unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cash flows from operating activities
Net income (loss)	$(4,142)	$2,438
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation and amortization	931	966
Stock compensation expense	157	134
Provision for loan losses	10,530	2,700
Origination of loans for sale	(74,525)	(33,451)
Proceeds from sales of loans originated for sale	75,932	34,713
Net gains on mortgage loans	(1,622)	(476)
Write-down of other real estate	994	---
Net loss on sales of other real estate	6	17
Net change in:
Accrued interest receivable and other assets	(2,717)	(5,429)
Bank-owned life insurance	17	(213)
Accrued expenses and other liabilities	4,159	8,376

Net cash from operating activities	9,720	9,775

Cash flows from investing activities
Loan originations and payments, net	61,285	(20,631)
Purchases of securities available for sale	(5,915)	(10,512)
Proceeds from:
Maturities and calls of securities available for sale	16,500	18,093
Principal paydowns on securities	78	5
Sales of other real estate	3,143	157
Additions to premises and equipment	(323)	(430)

Net cash from investing activities	74,768	(13,318)

Cash flows from financing activities
Net increase (decrease) in deposits	(41,058)	46,875
Net decrease in short term borrowings	---	(29,095)
Proceeds from other borrowed funds	20,000	123,000
Repayments of other borrowed funds	(36,100)	(143,276)
Cash dividends paid on common shares	---	(2,203)
Preferred stock issuance costs	(9)	---
Proceeds from exercises of stock options, including tax benefit	---	123

Net cash from financing activities	(57,167)	(4,576)

Net change in cash and cash equivalents	27,321	(8,119)
Cash and cash equivalents at beginning of period	68,284	49,816

Cash and cash equivalents at end of period	$95,605	$41,697

Supplemental cash flow information
Interest paid	$14,641	$16,478
Income taxes paid	---	250
Supplemental noncash disclosures:
Transfers from loans to other real estate	3,137	2,718
Preferred stock dividends accrued, paid in subsequent quarter	939	---

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

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2008 Form 10-K containing financial statements for the year ended December 31, 2008.

New Accounting Pronouncements: In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have any impact on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which changed the accounting and reporting for minority interests, recharacterizing them as noncontrolling interests and classifying them as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of FAS No. 160 did not have a significant impact on the Corporation’s results of operations or financial position.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in FASB Statement No. 128, “Earnings Per Share”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of this FSP on January 1, 2009 had the effect of treating the Company’s unvested restricted stock awards as participating in the earnings allocation when computing earnings per share. Prior period earnings per share data have been adjusted to treat unvested restricted stock awards as participating. The adoption of this FSP did not change the Company’s earnings per share for any period presented.

Recently Issued and Not Yet Effective Accounting Standards: In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Corporation plans to adopt this FSP in the second quarter.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – LOANS

Loans were as follows (in thousands):

	March 31, 2009	December 31, 2008

Commercial and industrial	$415,635	$451,826
Commercial real estate	916,567	927,633

Total commercial	1,332,202	1,379,459
Residential mortgage	182,636	203,954
Consumer	185,107	190,650

	1,699,945	1,774,063
Allowance for loan losses	(39,096)	(38,262)

	$1,660,849	$1,735,801

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Balance at beginning of period	$38,262	$33,422
Provision for loan losses	10,530	2,700
Charge-offs	(10,305)	(4,206)
Recoveries	609	38

Balance at end of period	$39,096	$31,954

Impaired loans were as follows at period end (dollars in thousands):

	March 31, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$67,516	$49,922
Loans with allocated allowance for loan losses	98,229	102,015

	165,745	151,937

Amount of the allowance for loan losses allocated	$21,813	$20,008

	Three months ended March 31, 2009	Three months ended March 31, 2008

Average of impaired loans during the period	$158,841	$107,563
Interest income recognized during impairment	1,070	685
Cash received for interest during impairment	935	634

Nonperforming loans were as follows at period-end (dollars in thousands):

	March 31, 2009	March 31, 2008

Loans past due over 90 days still on accrual	$1,545	$3,200
Nonaccrual loans	110,120	89,049
Renegotiated loans	1,942	21

	$113,607	$92,270

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Other real estate owned, initial balanced transferred in	$20,819	$21,135
Less: valuation allowance	(2,309)	(1,619)

	$18,510	$19,516

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Beginning balance	$1,619	$147
Additions charged to expense	994	---
Deletions upon disposition	(304)	(24)

Ending balance	$2,309	$123

Net realized losses on sales of other real estate were $6,000 and $17,000 for the three month periods ended March 31, 2009 and 2008, respectively.

NOTE 4 – FAIR VALUE

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

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of loans held for sale is based upon binding quotes from 3rd party investors (Level 2 inputs)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned with a valuation allowance are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
March 31, 2009
Available for sale securities	$174,623	$	---	$174,623	$	---
Loans held for sale	2,003		---	2,003		---

December 31, 2008
Available for sale securities	$184,681	$	---	$184,681	$	---
Loans held for sale	2,261		---	2,261		---

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
March 31, 2009
Impaired loans	$49,478	$	---	$	---	$49,478
Other real estate owned	18,369		---		---	18,369

December 31, 2008
Impaired loans	$39,272	$	---	$	---	$39,272

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $58.1 million and $42.9 million with a valuation allowance of $8.6 million and $3.6 million at March 31, 2009 and December 31, 2008, respectively. An additional provision for loan losses of approximately $5.7 million and $301,000 was recorded on these loans for the three month periods ended March 31, 2009 and 2008, respectively.

Other real estate owned measured using the fair value of collateral, had a carrying amount of $20.7 million with a valuation allowance of $2.3 million at March 31, 2009. Additional writedowns of approximately $994,000 were recorded on these properties for the three month period ended March 31, 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – DEPOSITS

Deposits are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008

Noninterest-bearing demand	$190,757	$192,842
Interest bearing demand	229,140	230,091
Savings and money market accounts	409,575	411,369
Certificates of deposit	795,231	831,459

	$1,624,703	$1,665,761

Approximately $532,285,000 and $574,861,000 in certificates of deposit were in denominations of $100,000 or more at March 31, 2009 and December 31, 2008.

Brokered deposits totaled approximately $327,762,000 and $337,768,000 at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, brokered deposits had interest rates ranging from 3.25% to 4.55% and 3.25% to 4.90%, respectively. At March 31, 2009, maturities ranged from April 2009 to December 2011.

NOTE 6 – EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three month periods ended March 31, 2009 and 2008 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net income (loss)	$(4,142)	$2,438
Dividends declared on preferred shares	939	---

Net income (loss) available to common shares	$(5,081)	$2,438

Weighted average shares outstanding, including participating stock	17,162,237	16,997,150
awards - Basic
Dilutive potential common shares:
Stock options	---	48,855
Conversion of preferred stock	---	---

Weighted average shares outstanding - Diluted	17,162,237	17,046,005

Basic earnings (loss) per common share	$(.30)	$0.14
Diluted earnings (loss) per common share (1)	(.30)	0.14

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per common share calculation.

Stock options for 961,367 and 782,224 shares of common stock for the three months ended March 31, 2009 and March 31, 2008, respectively were not considered in computing diluted earnings per common share because they were antidilutive. Potential common shares associated with the convertible preferred stock issued in the fourth quarter of 2008 were excluded from dilutive potential common shares as they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – FEDERAL INCOME TAXES

The consolidated provision (benefit) for income taxes was as follows (dollars in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31,2008

Current	(2,017)	$1,781
Deferred (benefit) expense	(733)	(810)

	$(2,750)	$971

At March 31, 2009, the Company could not reliably estimate the actual effective annual tax rate due to the potential variability of the Company's pre-tax income in subsequent quarters for 2009. Accordingly, as allowed by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," the Company recorded income tax expense for the three months ended March 31, 2009 at the actual effective tax rate for this period rather than at an estimate of the annual effective tax rate. The difference between the financial statement tax expense (benefit) and the amount computed by applying the statutory federal tax rate to pretax income (loss) was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31,2008

Statutory rate	35%	35%
Statutory rate applied to income (loss) before taxes	$(2,412)	$1,193
Add (deduct)
Tax-exempt interest income	(169)	(162)
Bank-owned life insurance	(172)	(75)
Other, net	3	15

	$(2,750)	$971

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2009	December 31, 2008

Deferred tax asset
Allowance for loan losses	$13,684	$13,392
Nonaccrual loan interest	493	368
Valuation allowance on other real estate owned	808	567
Other	943	910

	15,928	15,237
Deferred tax liabilities
Depreciation	(2,205)	(2,227)
Purchase accounting adjustments	(280)	(306)
Unrealized gain on securities available for sale	(1,563)	(1,367)
Prepaid expenses	(490)	(490)
Other	(365)	(359)

	(4,903)	(4,749)

Net deferred tax asset	$11,025	$10,488

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company’s expectation of a return to profitability in future years, management has determined that no valuation allowance was required at March 31, 2009 and December 31, 2008.

There were no unrecognized tax benefits at March 31, 2009, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

Both parties entered into a re-negotiation of the agreement in December and the preliminary contingent settlement was amended on January 29, 2009 with respect to the nature of the consideration to be paid. Effective May 5, 2009, the parties to the settlement agreement voluntarily and mutually agreed to amend certain terms of warrants to be issued and to extend the deadline for satisfaction of certain contingencies. Under the terms of the Amended Agreement, if all contingencies are satisfied and the settlement becomes final, the Company will pay the plaintiffs $5.75 million in cash, and issue warrants to purchase a total of 1,500,000 shares of common stock at an exercise price of $9.00 per share with the warrants exercisable for a five year period beginning on the later of one year from the warrant issue date or the date on which the registration statement for the underlying shares of common stock becomes effective. The Amended Agreement further provides that the plaintiffs are to receive amounts collected by the Company from other defendants up to $250,000. If the Company collects less than $250,000 from these other defendants, it is to make up the difference with cash. The Company’s insurers will contribute $950,000 to the cash portion of the settlement. The Amended Agreement includes deadlines for satisfying certain contingencies. Under the terms of the Amended Agreement, the Company will not issue shares of common stock as part of the settlement (except pursuant to the warrant as described above).

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 – CONTINGENCIES (continued)

The settlement involves no admission of fault or wrongdoing by the Company or Macatawa Bank.

The original contingent settlement agreement provided for a settlement of $2.75 million in cash, including $950,000 from the Company’s insurers, $250,000 in cash from third party defendants or the Company, common stock valued at $3.0 million and three warrants for each share of common stock to be issued in the proposed settlement. The common stock was to have been issued at a price based on the average closing price for the 20 trading days preceding the date the settlement would have become final after the contingencies are satisfied, the stock warrants would have expired after three years and would have had an exercise price equal to 150% of the price per share at which the common stock was issued with the result that the number of shares and warrants to be issued would have been determined based on the stock price at the time the settlement becomes final. The Company’s lower stock price affected its ability to offer stock causing both parties to enter into re-negotiation in December, 2008. The stock component of the original offer was replaced with cash when the agreement was amended in January 2009, but the value of the contingent settlement agreement was essentially unchanged.

Significant contingencies contained in the Amended Agreement are beyond the Company’s control and there can be no assurance about if and when such additional contingencies will be satisfied. The contingencies include the requirement that by no later than May 20, 2009, ninety-eight percent (98%) of the total number of plaintiffs and ninety-eight percent (98%) of the total dollar amount of the claims must be resolved by said plaintiffs signing a release of claims. If the contingencies were satisfied and the litigation was settled, as proposed, the impact on the Company would be the recording of an additional expense of approximately $3.3 million, net of tax.

There are approximately 1,200 plaintiffs located in 40 states and 13 different countries. Plaintiffs’ claims differ widely depending upon which of the many different escrow agreements to which they were a party. This is not a class action and Plaintiff’s counsel cannot act to bind the Plaintiffs. The Company believes that resolving this litigation would be in the best interests of the Company and its shareholders. However, based on the significance of the contingencies precedent within the contingent settlement agreement, particularly given the geographic disparity of the plaintiffs, the complicated nature of their varied claims, and the high number of plaintiffs involved combined with the high threshold (98%) required for release of claims, we do not believe it is probable that the contingencies will be satisfied and the litigation settled as contemplated by the contingent settlement agreement. The Company made the offer to settle, containing the contingencies noted above, in an attempt to avoid exposure to future litigation and to avoid the cost of litigation.

If the contingencies are not satisfied, and the offer accepted under its terms, the Trade Partners litigation will not be settled and the litigation process will resume. If the litigation resumes, the Company believes it has strong defenses and intends to continue to vigorously defend these actions. The outcome under litigation, however, is uncertain, and we are therefore unable to determine to what extent it will impact the Company. The outcome could involve less or more loss to the Company than the amount proposed in the settlement offer. Accordingly, no amount was accrued at March 31, 2009 for this matter.

It is possible that one or more additional legal actions may be initiated involving the custodial and escrow agent services provided by Grand Bank in connection with Trade Partners. If any such legal actions are commenced, the Company intends to defend them vigorously.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9 – SHAREHOLDERS’ EQUITY

Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

        At March 31, 2009 and December 31, 2008, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2009
Total capital (to risk weighted assets)
Consolidated	$200,846	11.2%	$143,857	8.0%	N/A	N/A
Bank	191,618	10.7	143,608	8.0	$179,511	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	178,163	9.9	71,928	4.0	N/A	N/A
Bank	168,973	9.4	71,804	4.0	107,706	6.0
Tier 1 capital (to average assets)
Consolidated	178,163	8.5	83,689	4.0	N/A	N/A
Bank	168,973	8.1	83,573	4.0	104,466	5.0

December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$209,553	11.3%	$148,835	8.0%	N/A	N/A
Bank	198,922	10.7	148,611	8.0	$185,764	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	186,112	10.0	74,417	4.0	N/A	N/A
Bank	175,516	9.5	74,306	4.0	111,458	6.0
Tier 1 capital (to average assets)
Consolidated	186,112	8.8	85,101	4.0	N/A	N/A
Bank	175,516	8.3	84,997	4.0	106,246	5.0

The entire $40.0 million of trust preferred securities outstanding at March 31, 2009 and December 31, 2008 qualified as Tier 1 capital. Refer to the Company’s Form 10-K as of December 31, 2008 for more information on the trust preferred securities. The Company and Bank’s Tier 1 capital excludes approximately $3.1 million associated with a valuation allowance for deferred tax assets per regulatory capital guidelines. The valuation allowance is based upon the excess amount of deferred tax assets over which the Company estimates it could realize from future taxable income over the next twelve months.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

The Bank was categorized as well capitalized at March 31, 2009 and December 31, 2008. There are no conditions or events since March 31, 2009 that management believes have changed its category.

Issuance of Convertible Preferred Stock

In the fourth quarter of 2008, the Company completed a private offering of 31,290 shares of 12.0% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $31.3 million. Proceeds of $30.6 million from issuance were net of $662,000 of costs.

Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 111.73 shares of common stock of the Company, which represents an approximate initial conversion price of $8.95 per share of common stock. If all of the outstanding shares of Series A Preferred Stock were converted into common stock, the shares of Series A Preferred Stock would convert into a total of approximately 3.5 million shares of common stock at December 31, 2008. The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after the third anniversary of the issue date, at the option of the Company, the Series A Preferred Stock will be subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company’s common stock exceeds 130% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series A Preferred Stock for four consecutive quarters.

On February 19, 2009, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock of $30.00 per share. The dividend is payable April 30, 2009, to shareholders of record on March 15, 2009.

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

Since opening in November of 1997, Macatawa Bank has generally experienced rapid growth. Since the end of 2007, the Company has managed its growth at a slower rate to focus on maintaining asset quality within the generally weak economic conditions in West Michigan. We believe that growth in core deposits is key to our long-term success and it is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through our expanding branch network and high quality service standards.

The West Michigan markets within which we operate have provided expansion opportunities for us. We anticipate expansion opportunities to occur when economic conditions begin to strengthen again, adding to growth in our balance sheet and earnings. We anticipate additional branch openings within the next few years in the greater Grand Rapids area as we believe there is a significant opportunity for market share growth in this market. We also continue to enjoy success in building new and existing relationships in both our Holland/Zeeland and Grand Haven markets.

RESULTS OF OPERATIONS

Summary: Net loss available to common shares for the quarter ended March 31, 2009 was $5.1 million, compared to first quarter 2008 net income of $2.4 million. Loss per common share on a diluted basis was $0.30 for the first quarter of 2009 compared to earnings per common share of $0.14 for the same period in 2008.

The decrease in net income for the three months ended March 31, 2009 compared to the same period in the prior year was primarily due to an increase in the provision for loan losses. Also contributing to the decrease was a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income.

Net Interest Income: Net interest income totaled $12.8 million for the first quarter of 2009, a decrease of $1.9 million as compared to the first quarter of 2008. The decrease in net interest income was from both a decline in average earning assets and net interest margin. The net interest margin decreased 33 basis points to 2.66% for the first quarter of 2009 when compared to the same period in the prior year. The majority of the margin decline was related to rising balances of nonperforming assets. Also contributing to the margin decline was the Federal funds and prime rate cuts that occurred throughout 2008. Average earning assets decreased $11.4 million to $1.96 billion for the first quarter of 2009 compared to the same period of the prior year.

The decrease in the yield on assets exceeded the decrease in the cost of funds and was the primary reason for the decline in the net interest margin.

The yield on earning assets decreased by 117 basis points for the three months ended March 31, 2009 compared to the same period in the prior year. The short-term interest rate cuts that began in the third quarter of 2007 and continued throughout 2008 caused a decrease in the yield on our variable rate loan portfolio and was the primary reason for the decrease in yield on earning assets. The decline was also impacted by rising balances of nonperforming loans and an increase in lower yielding short-term investments. The rising balances of nonperforming loans throughout 2008 and into 2009 resulted in a decline of approximately 22 basis points for the three months ended March 31, 2009 compared to the same period in the prior year.

The cost of funds decreased 91 basis points for the three months ended March 31, 2009 compared to the same period in the prior year. A decrease in the rates paid on our deposit accounts in response to declining market rates, the rollover of time deposits at lower rates, and the repositioning of other borrowings within the lower rate environment were the primary reasons for the decrease in the cost of funds.

The level of earning assets is expected to decline slightly due to the generally weak economic conditions in Michigan. A continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, is expected to have a positive impact on net interest income throughout the remainder of 2009.

The following table shows an analysis of net interest margin for the three month periods ending March 31, 2009 and 2008.

	For the three months ended March 31,

	2009			2008

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)

Assets
Taxable securities	$124,677	$1,264	4.06%	$145,128	$1,643	4.53%
Tax-exempt securities (1)	52,022	547	6.46%	51,418	542	6.48%
Loans(2)	1,738,985	23,146	5.33%	1,759,959	28,965	6.53%
Federal Home Loan Bank stock	12,275	123	4.02%	12,275	153	4.93%
Federal funds sold and other short-term
investments	31,400	44	0.56%	2,005	14	2.64%

Total interest earning assets (1)	1,959,359	25,124	5.20%	1,970,785	31,317	6.37%

Noninterest earning assets:
Cash and due from banks	23,191			27,752
Other	118,374			118,068

Total assets	$2,100,924			$2,116,605

Liabilities
Deposits:
Interest bearing demand	$230,468	403	0.71%	$261,429	1,172	1.80%
Savings and money market accounts	406,718	873	1.02%	402,094	2,393	2.39%
Time deposits	812,101	7,704	3.85%	724,353	8,269	4.59%
Borrowings:
Other borrowed funds	276,790	2,902	4.19%	338,654	3,856	4.50%
Long-term debt	41,238	446	4.32%	41,238	780	7.48%
Federal funds purchased	28	---	0.00%	16,979	150	3.50%

Total interest bearing liabilities	1,767,343	12,328	2.82%	1,784,747	16,620	3.73%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	170,872			160,525
Other noninterest bearing liabilities	11,962			6,830
Shareholders' equity	150,747			164,503

Total liabilities and shareholders' equity	$2,100,924			$2,116,605

Net interest income		$12,796			$14,697

Net interest spread (1)			2.38%			2.64%
Net interest margin (1)			2.66%			2.99%
Ratio of average interest earning assets to
average interest bearing liabilities	110.86%			110.42%

(1)    Yield adjusted to fully tax equivalent.
(2)    Includes non-accrual loans.

Provision for Loan Losses: The provision for loan losses for the three month period ended March 31, 2009 was $10.5 million compared to $2.7 million for the same period in the prior year. The increase in the provision for loan losses was the result of higher net charge-offs and additional reserves considered necessary from increasing impaired loan levels in the first quarter of 2009 compared to the first quarter of 2008. These higher charge-off and reserve requirements are mostly associated with significant declines in the value of collateral securing real estate loans primarily for residential land development.

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

Noninterest Income: Noninterest income for the three month period ended March 31, 2009 increased to $5.3 million from $5.0 million for the same period in the prior year. The three month period ended March 31, 2008 included $832,000 of gains realized on the settlement of interest rate swaps. An increase of approximately $1.1 million of net gains on mortgage loans to $1.62 million for the first quarter of 2009 was the primary reason for the increase, and was largely associated with a significant increase in refinancing activity from the decline in mortgage rates during the quarter. An increase in revenue from ATM and debit card processing offset slight declines in revenue from deposit and trust services and are the primary reasons for remaining changes in non-interest income. The lower level of equity market valuations in the first quarter of 2009 versus the first quarter of 2008 was the primary reason for the decrease in trust income.

Noninterest Expense: Noninterest expense for the three month period ended March 31, 2009 increased to $14.5 million compared to $13.6 million for the same period in the prior year. The primary reason for the increase for the three month period related to the cost of higher levels of nonperforming assets. Costs associated with nonperforming assets include legal costs, repossessed and foreclosed property administration expense and losses on foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on foreclosed properties include both net losses on the sale of foreclosed properties and subsequent reductions from value declines for outstanding foreclosed properties. These costs amounted to approximately $2.2 million for the three month period ended March 31, 2009 compared to $377,000 for the same period in 2008 as itemized in the following table (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Legal and professional	$236	$85
Repossessed and foreclosed
property administration	868	35
Losses on foreclosed properties	1,055	257

Total	$2,159	$377

FDIC assessments also increased by $410,000 to $771,000 for the first quarter of 2009 compared to $361,000 for the first quarter of 2008 due to higher assessment rates implemented by the FDIC.

When excluding nonperforming asset costs and FDIC assessments, non-interest expense would have been approximately $11.6 million for the quarter, down 10% from $12.9 million for the first quarter of 2008.

Expense reduction initiatives that began in early 2008 have allowed the Company to manage costs in nearly all other areas of non-interest expense to offset the increases driven by higher nonperforming asset levels. Salaries and benefit expense decreased $758,000, or 11%, in the first quarter of 2009 compared to the first quarter of 2008 largely due to staff reductions that occurred in 2008 and a curtailment of bonuses and wage increases in response to the deteriorating economic conditions. We expect efficiency to continue to improve in 2009 in response to these initiatives.

Federal Income Tax Expense (Benefit): The Company recorded a federal income tax benefit of $2.7 million for the three month period ended March 31, 2009 as a result of the net loss during the period. This compared to federal income tax expense of $971,000 for the same period in the prior year. The difference between the Company’s financial statement tax expense (benefit) and the amount computed by applying the Company’s statutory federal tax rate of 35% for all periods is primarily due to tax exempt income from bank-owned life insurance and interest on municipal securities.

FINANCIAL CONDITION

Summary: Total assets were $2.09 billion at March 31, 2009 a decrease of $57.0 million from $2.15 billion at December 31, 2008. The overall decrease in total assets reflects a decline of $74.1 in our loan portfolio and $10.1 million in available for sale securities partially used to increase short-term investments by $34.2 million.

Federal Funds Sold and Other Short Term Investments: The increase in Federal funds sold and other short-term investments to $73.4 at March 31, 2009 was from liquid money market investments held to improve the liquidity of the balance sheet during this period of economic slowdown. The Company expects to maintain these higher balances until conditions improve and more attractive investment opportunities emerge.

Securities Available for Sale: Securities available for sale were $174.6 million at March 31, 2009 compared to $184.7 million at December 31, 2008. The decrease was primarily due to calls and maturities of approximately $16.5 million of U.S. Government Agency bonds, partially offset by purchases of U.S. Government Agency bonds.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $74.1 million to $1.70 billion at March 31, 2009 compared to $1.77 billion at December 31, 2008. During the first three months of 2009, our commercial, residential mortgage and consumer loan portfolios decreased by $46.8 million, $21.3 million and $5.5 million, respectively.

Despite the decline in the residential mortgage portfolio, the volume of activity in this segment remained strong during the quarter. As a result of the drop in mortgage interest rates in response to the weakening economic conditions and resulting government action, the company experienced a significant increase in refinancing activity. Much of the decline in the residential mortgage portfolio was from this refinancing and subsequent sale in the secondary market. Mortgage loans originated for sale were $74.5 million in the first quarter of 2009 compared to $33.5 million for the same period in the prior year.

The decline in the commercial loan portfolio in recent quarters is a reflection of the weak economic conditions in West Michigan and our interest in maintaining the quality of our loan portfolio. In particular, deterioration in residential land development has impacted both asset growth and asset quality. The Company continues to focus its efforts on reducing its reliance on residential land development, diversifying its commercial loan portfolios and improving asset quality.

Commercial and commercial real estate loans still remain our largest loan segment and accounted for approximately 78% of the total loan portfolio at both March 31, 2009 and December 31, 2008. Residential mortgage loans and consumer loans each comprised 11% of total loans at both March 31, 2009 and December 31, 2008.

A further breakdown of the composition of commercial loans is shown in the table below (in thousands):

	March 31, 2009	December 31, 2008

Construction and Development	$228,499	$237,108
Commercial Real Estate	688,068	690,525

Total Commercial Real Estate	916,567	927,633
Commercial and Industrial	415,635	451,826

Total Commercial Loans	$1,332,202	$1,379,459

Commercial real estate consists primarily of loans to business owners and developers of owner and non-owner occupied properties, secured by single and multi-family residential as well as non-residential real estate. Loans for the development or sale of 1-4 family residential properties were approximately $196.9 million at March 31, 2009 compared to $203.7 million at December 31, 2008. Although it represents a narrow and declining slice of our commercial real estate portfolio, this segment has also been the major source of the Company’s asset quality challenges discussed more fully below. Of the total at March 31, 2009, approximately $24.2 million was secured by vacant land, $114.4 million was secured by developed residential land and $58.3 million was secured by 1-4 family properties held for speculative purposes. Vacant land is zoned for residential purposes but with no further development. Developed residential land has been further developed for future residential construction, including but not limited to completed lot surveys, road work, water, sewer and other utility preparation and general land grade. 1-4 family properties held for speculative purposes are on developed residential lots and include completed residential homes or residential homes in the process of construction.

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

As of March 31 2009, nonperforming loans totaled $113.6 million or 6.68% of total portfolio loans compared to $92.3 million or 5.20% of total portfolio loans at December 31, 2008.

Loans for the development or sale of 1-4 family residential properties were approximately $70.2 million or 62% of total non-performing loans at March 31, 2009 compared to $59.9 million or 65% of total non-performing loans at December 31, 2008. Of the total at March 31, 2009, approximately $3.4 million was secured by vacant land, $47.3 million was secured by developed residential land and $19.2 million was secured by 1-4 family properties held for speculative purposes.

Foreclosed assets totaled $18.5 million at March 31, 2009 compared to $19.5 million at December 31, 2008. Of the $18.5 million, there were 32 commercial real estate relationships totaling approximately $17.7 million. The remaining balance was comprised of 11 residential mortgage properties totaling approximately $1.8 million. All properties are carried at their fair value less costs to sell.

The Company experienced an increase in sales of foreclosed properties during the quarter. Proceeds from sales of foreclosed properties were $3.1 million during the first quarter of 2009 resulting in a net loss of $6,000.

The following table shows the composition and amount of our nonperforming assets:

Nonaccrual loans	$110,120	$89,049
Renegotiated loans	1,942	21
Loans 90 days past due and still accruing	1,545	3,200

Total nonperforming loans	113,607	92,270
Foreclosed assets	18,510	19,516
Repossessed assets	564	306

Total nonperforming assets	$132,681	$112,092

Nonperforming loans to total loans	6.68%	5.20%
Nonperforming assets to total assets	6.33%	5.21%

Allowance for loan losses: The allowance for loan losses as of March 31, 2009 was $39.1 million or 2.30% of total portfolio loans, compared to $38.3 million or 2.16% of total portfolio loans at December 31, 2008. Net charge-offs for the three months ended March 31, 2009 totaled $9.7 million, an increase of $5.5 million compared to $4.2 million for the same period in 2008. The provision for loan losses increased $7.8 million to $10.5 million for the three months ended March 31, 2009 compared to $2.7 million for the same period of the prior year.

The increase in both net charge-offs and the provision for loan losses was largely associated with continued declines in the value of collateral for the residential land development loan portfolio and an increase in impaired loans during the period. For residential land development loans, cash flow to service the debt is primarily expected from sales of lots and properties securing these loans, which has declined markedly throughout 2008 and into 2009. This deterioration in cash flows and resulting expected future cash flows is the primary reason for the declines in the value of the real estate securing these loans.

The ratio of net charge-offs to average loans was 2.23% on an annualized basis for the first three months of 2009 compared to 0.95% for the first three months of 2008.

Our allowance for loan losses is maintained at a level considered appropriate based upon our regular, quarterly assessments of the probable incurred credit losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance is comprised of several key elements, which include specific allowances for loans considered impaired, formula allowance for graded loans, general allocations based on historical trends for pools of similar loan types, and under certain circumstances, reserves related to current market conditions that are pertinent to certain aspects of the loan portfolio.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individually impaired credit that we believe indicates the probability that a loss has been incurred. This amount is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. Impaired loans increased to $165.7 million at March 31, 2009 from $151.9 million at December 31, 2008. The increase in impaired loans is primarily from loans associated with residential land development. The specific allowance for impaired loans was $21.8 million at March 31, 2009 and $20.0 million at December 31, 2008 and is the primary reason for the increase in the allowance for loan losses during the quarter.

The allowance allocated to commercial loans that are not considered to be impaired is based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. An allowance for these types may be established due to a change in economic conditions and trends for that type. The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $14.9 million at March 31, 2009 compared to $15.4 million at December 31, 2008. The decline in the commercial loan allowance was primarily related to the overall decline in the commercial loan portfolio during the quarter.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $2.4 million at March 31, 2009 compared to $2.9 million at December 31, 2008. The decrease was related to a decline in both the balance and past due status of both the residential mortgage and consumer loan portfolios.

Deposits and Other Borrowings: Total deposits decreased $41.1 million to $1.62 billion at March 31, 2009 compared to $1.67 billion at December 31, 2008, primarily due to a decrease in seasonal balances of local municipal and other institutional customers. Also contributing to the decrease in total deposits was a $10 million decrease in brokered deposits.

Other borrowed funds, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank advances, declined by $16.1 million during the quarter.

Because of the decline in assets during the quarter, the Company was able to manage of decrease in some of its more interest rate sensitive deposits and other borrowed funds.

The Company expects its slower asset growth rates and its continued focus on growing core deposits will allow it to further reduce its reliance on brokered deposits and other borrowed funds.

Although the current environment presents challenges for core deposit growth in the near term, we believe that our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our expanding and maturing branch network, will provide growth in our core deposits over time.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity decreased $4.6 million to $144.6 million at March 31, 2009 compared to $149.2 million at December 31, 2008. The decrease was primarily from the $4.1 million net loss the Company incurred in the first quarter of 2009. Cash dividends of $939,000 or $30.00 per share were declared on preferred shares during the first quarter of 2009. The Company has continued its temporary suspension of cash dividends to common shareholders to maintain its capital levels during the current economic downturn.

Our total capital to risk-weighted assets was 11.17% at March 31, 2009 compared to 11.26% at December 31, 2008. Our Tier 1 Capital as a percent of average assets was 8.5% and 8.8%, respectively at March 31, 2009 and December 31, 2008. Both ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies.

The ratios declined since the beginning of the year primarily because of the decline in total capital noted above. The decline is also partly associated with a valuation allowance for deferred tax assets per regulatory guidelines as discussed in the Shareholders’ Equity footnote.

During the fourth quarter of 2008, the Company completed a private offering of 31,290 shares of 12.0% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in capital proceeds of $31.3 million. The shares are convertible into common stock at the option of the holder at a price per share of $8.95. On or after October 31, 2011, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances.

Capital sources include, but are not limited to, additional common stock offerings, preferred stock and trust preferred stock offerings and subordinated debt. The Company is also carefully evaluating the U.S. Treasury Department’s Capital Purchase Program for making equity investments in banks and has applied to participate in that program.

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

In response to the volatile conditions in the national markets we have actively pursued initiatives to further strengthen our liquidity position. During the first quarter of 2009, we reduced our reliance on other borrowed funds by over $16 million and increased our liquid investments by nearly $34 million. We feel our liquidity position is sufficient to meet our normal and contingent liquidity needs.

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

Market Risk Analysis

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Macatawa Bank has only limited agricultural-related loan assets, and therefore has no significant exposure to changes in commodity prices. A more detailed discussion of our exposure to market risk can be found in our December 31, 2008 Form 10-K.

We utilize a simulation model as our primary measurement technique in our interest rate risk management. Our simulation analyses monitors the direction and magnitude of variations in net interest income and the economic value of equity (“EVE”) resulting from potential changes in market interest rates.

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2009 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change		Net Interest Income	Percent Change

Interest rates up 200 basis points	$142,361	(5.6	0)%	$58,464	1.81%
Interest rates up 100 basis points	147,239	(2.3	7)	57,275	(0.2	6)
No change in interest rates	150,812	---		57,426	---
Interest rates down 100 basis points	152,999	1.45		58,040	1.07
Interest rates down 200 basis points	152,906	1.39		58,296	1.51

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

Both parties entered into a re-negotiation of the agreement in December and the preliminary contingent settlement was amended on January 29, 2009 with respect to the nature of the consideration to be paid and again on April 30, 2009 with respect to certain terms of warrants to be issued and an extension of the deadline for satisfaction of certain contingencies. Under the terms of the Amended Agreement, if all contingencies are satisfied and the settlement becomes final, the Company will pay the plaintiffs $5.75 million in cash, and issue warrants to purchase a total of 1,500,000 shares of common stock at an exercise price of $9.00 per share exercisable after one year over a term of the five ensuing years. The Amended Agreement further provides that the plaintiffs are to receive amounts collected by the Company from other defendants up to $250,000. If the Company collects less than $250,000 from these other defendants, it is to make up the difference with cash. The Company’s insurers will contribute $950,000 to the cash portion of the settlement. The Amended Agreement includes deadlines for satisfying certain contingencies. Under the terms of the Amended Agreement, the Company will not issue shares of common stock as part of the settlement (except pursuant to the warrant as described above).

The settlement involves no admission of fault or wrongdoing by the Company or Macatawa Bank.

The original contingent settlement agreement provided for a settlement of $2.75 million in cash, including $950,000 from the Company’s insurers, $250,000 in cash from third parties defendants or the Company, common stock valued at $3.0 million and three warrants for each share of common stock to be issued in the proposed settlement. The common stock was to have been issued at a price based on the average closing price for the 20 trading days preceding the date the settlement would have become final after the contingencies are satisfied, the stock warrants would have expired after three years and would have had an exercise price equal to 150% of the price per share at which the common stock was issued with the result that the number of shares and warrants to be issued would have been determined based on the stock price at the time the settlement becomes final. The Company’s lower stock price affected its ability to offer stock causing both parties to enter into re-negotiation in December, 2008. The stock component of the original offer was replaced with cash when the agreement was amended in January 2009, but the value of the contingent settlement agreement was essentially unchanged.

Significant contingencies contained in the Amended Agreement are beyond the Company’s control and there can be no assurance about if and when such additional contingencies will be satisfied. The contingencies include the requirement that by no later than May 20, 2009, ninety-eight percent (98%) of the total number of plaintiffs and ninety-eight percent (98%) of the total dollar amount of the claims must be resolved by said plaintiffs signing a release of claims. If the contingencies were satisfied and the litigation was settled, as proposed, the impact on the Company would be the recording of an additional expense of approximately $3.3 million, net of tax.

There are approximately 1,200 plaintiffs located in 40 states and 13 different countries. Plaintiffs’ claims differ widely depending upon which of the many different escrow agreements to which they were a party. This is not a class action and Plaintiff’s counsel cannot act to bind the Plaintiffs. The Company believes that resolving this litigation would be in the best interests of the Company and its shareholders. However, based on the significance of the contingencies precedent within the contingent settlement agreement, particularly given the geographic disparity of the plaintiffs, the complicated nature of their varied claims, and the high number of plaintiffs involved combined with the high threshold (98%) required for release of claims, we do not believe it is probable that the contingencies will be satisfied and the litigation settled as contemplated by the contingent settlement agreement. The Company made the offer to settle, containing the contingencies noted above, in an attempt to avoid exposure to future litigation and to avoid the cost of litigation.

If the contingencies are not satisfied, and the offer accepted under its terms, the Trade Partners litigation will not be settled and the litigation process will resume. If the litigation resumes, the Company believes it has strong defenses and intends to continue to vigorously defend these actions. The outcome under litigation, however, is uncertain, and we are therefore unable to determine to what extent it will impact the Company. The outcome could involve less or more loss to the Company than the amount proposed in the settlement offer. Accordingly, no amount has been accrued at March 31, 2009 for this matter.

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

The receiver received authorization from the Court in July 2005 to sell the entire portfolio, which the receiver said had a face value of approximately $170 million, to Universal Settlements International, Inc., a Canadian company, for an amount equal to 26.58% of face value. Under the terms of the sale, payments were to be made by Universal Settlements to the receivership as policy transfers are processed by the issuing insurance companies. Litigation ensued between the receiver and Universal Settlements. The receiver reported on April 27, 2009 that that litigation has been settled, and stated that as a result of the relationship with Universal Settlements the receivership has realized $42,276,571.70.

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

The receiver reported that he commenced distributions on January 19, 2007, and that as of January 15, 2009 $46,990,300 in court-approved claims and settlements had been distributed. On February 24, 2009 the receiver requested authority from the Court to make an interim distribution of an additional $10,000,000. The Court has not yet ruled on this request. There may be additional distributions in the future, but we do not know when they may occur or in what amount.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors applicable to the Company from those disclosed in its Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. The Corporation did not repurchase any shares of its common stock in the open market under the repurchase plan during the first quarter of 2009. The Corporation has remaining authority to repurchase up to $26,103,695 of market value of its common stock under the repurchase plan.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Securities Holders. None.

Item 5. Other Information.

As previously disclosed in a Current Report on Form 8-K dated January 30, 2009, the Company and Macatawa Bank entered into an amended Settlement and Release and Stock and Warrant Issuance Agreement (the “Settlement Agreement”) in connection with the legal proceedings related to Trade Partners, Inc. The legal proceedings related to Trade Partners are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The parties to the Settlement Agreement are Macatawa Bank Corporation, Macatawa Bank, Richard Deardorff, and the law firms Nickens, Keeton, Lawless, Farrell & Flack LLP and Moulton & Meyer, LLP, counsel for the majority of plaintiffs.

On May 5, 2009, the parties to the Settlement Agreement signed a letter agreement (the “Letter Agreement”) amending the Settlement Agreement. A copy of the Letter Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The Letter Agreement extends from April 30, 2009, to May 20, 2009, the deadline for the plaintiffs to satisfy the contingencies that at least ninety-eight percent (98%) of the total number of plaintiffs and ninety-eight percent (98%) of the total dollar amount of the claims must be resolved by said plaintiffs signing a release of claims. The contingencies contained in the Settlement Agreement as amended by the Letter Agreement remain beyond the Company’s control and there can be no assurance about if and when such additional contingencies will be satisfied.

The Letter Agreement also amends the Warrant Agreement to provide that the warrants will not become exercisable until the later of (a) 366 days after the warrants are issued, and (b) the date on which the Registration Statement (as defined in the Warrant Agreement) becomes effective. The term of the warrants, if issued, will be five years from the date on which they become exercisable (subject to certain extensions described in the Warrant Agreement).

The Letter Agreement does not change the previously disclosed cash component of the settlement.

Item 6. Exhibits.

10.1	Letter Agreement executed May 5, 2009, amending the Amended Settlement and Release and Stock and Warrant Issuance Agreement.

31.1	Certificate of the Co-Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Co-Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Co-Chief Executive Officers and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Philip J. Koning
————————————
Philip J. Koning
Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald L. Haan
————————————
Ronald L. Haan
Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Jon W. Swets
————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 7, 2009

EXHIBIT INDEX

Exhibit	Description

10.1	Letter Agreement executed May 5, 2009, amending the Amended Settlement and Release and Stock and Warrant Issuance Agreement.

31.1	Certificate of the Co-Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Co-Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Co-Chief Executive Officers and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.