Form 10-Q
period 2009-06-30
MACATAWA BANK CORP
filed 2009-08-10
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

______________

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
Yes  [_]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,659,264 shares of the Company’s Common Stock (no par value) were outstanding as of August 7, 2009.

INDEX

Page Number

Part I. Financial Information

Item 1.
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	8

Item 2.
Management's Discussion and Analysis of
Results of Operations and Financial Condition	23

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk	34

Item 4.
Controls and Procedures	35

Part II. Other Information:

Item 1.
Legal Proceedings	35

Item 1.A.
Risk Factors	36

Item 2.
Changes in Securities and Use of Proceeds	36

Item 3.
Defaults Upon Senior Securities	36

Item 4.
Submission of Matters to a Vote of Security Holders	37

Item 5.
Other Information	37

Item 6.
Exhibits	37

Signatures	38

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 (unaudited) and December 31, 2008

(dollars in thousands)

	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$23,057	$29,188
Federal funds sold and other short term investments	96,013	39,096

Cash and cash equivalents	119,070	68,284

Securities available for sale	159,194	184,681
Securities held to maturity	656	1,835
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale, at fair value at June 30, 2009	811	2,261
Total loans	1,621,895	1,774,063
Allowance for loan losses	(37,621)	(38,262)

Net loans	1,584,274	1,735,801

Premises and equipment - net	62,327	63,482
Accrued interest receivable	6,985	7,746
Bank-owned life insurance	23,932	23,645
Other real estate owned	23,516	19,516
Other assets	18,899	29,846

Total assets	$2,011,939	$2,149,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$219,229	$192,842
Interest-bearing	1,356,823	1,472,919

Total deposits	1,576,052	1,665,761

Other borrowed funds	268,690	284,790
Subordinated debt	950	---
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	8,375	8,370

Total liabilities	1,895,305	2,000,159

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at June 30, 2009
and December 31, 2008	30,604	30,637
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,350 shares issued and outstanding at June 30, 2009
and no shares issued and outstanding at December 31, 2008	2,350	---
Common stock, no par value, 40,000,000 shares authorized; 17,659,264 and
17,161,515 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	166,980	164,327
Retained deficit	(84,715)	(48,289)
Accumulated other comprehensive income	1,415	2,538

Total shareholders' equity	116,634	149,213

Total liabilities and shareholders' equity	$2,011,939	$2,149,372

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2009 and 2008 (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Interest income
Loans, including fees	$22,698	$26,934	$45,844	$55,899
Securities	1,637	2,040	3,447	4,225
FHLB Stock	68	174	192	327
Other	128	51	172	64

Total interest income	24,531	29,199	49,655	60,515

Interest expense
Deposits	8,102	10,083	17,082	21,917
Other	3,031	4,029	6,379	8,814

Total interest expense	11,133	14,112	23,461	30,731

Net interest income	13,398	15,087	26,194	29,784
Provision for loan losses	20,630	18,460	31,160	21,160

Net interest income after provision for loan losses	(7,232)	(3,373)	(4,966)	8,624

Noninterest income
Service charges and fees	1,210	1,322	2,439	2,563
Net gains on mortgage loans	501	343	2,123	819
Trust fees	984	1,164	1,917	2,334
Gain on sales of securities	---	412	---	412
Gain on settlement of interest rate swaps	---	---	---	832
Other	1,529	1,814	3,068	3,098

Total noninterest income	4,224	5,055	9,547	10,058

Noninterest expense
Salaries and benefits	6,232	6,875	12,375	13,776
Occupancy of premises	1,056	1,114	2,212	2,339
Furniture and equipment	995	992	2,012	1,985
Legal and professional	248	334	632	637
Marketing and promotion	229	353	452	710
Data processing	465	466	962	971
FDIC assessment	1,707	361	2,478	721
Administration and disposition of problem assets	2,439	1,484	4,598	1,861
Trade Partners litigation settlement	5,533	---	5,533	---
Other	2,360	2,512	4,491	5,082

Total noninterest expenses	21,264	14,491	35,745	28,082

Income (loss) before income tax	(24,272)	(12,809)	(31,164)	(9,400)
Income tax expense (benefit)	6,134	(4,703)	3,384	(3,732)

Net income (loss)	(30,406)	(8,106)	(34,548)	(5,668)
Dividends declared on preferred shares	939	---	1,878	---

Net income (loss) available to common shares	$(31,345)	$(8,106)	$(36,426)	$(5,668)

Basic earnings (loss) per common share	$(1.82)	$(.48)	$(2.12)	$(.33)
Diluted earnings(loss) per common share	(1.82)	(.48)	(2.12)	(.33)
Cash dividends per common share	---	.13	---	.26

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2009 and 2008
(unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net income (loss)	$(30,406)	$(8,106)	$(34,548)	$(5,668)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on
securities available for sale	(1,487)	(2,309)	(1,123)	(440)

Comprehensive income (loss)	$(31,893)	$(10,415)	$(35,671)	$(6,108)

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Month Periods Ended June 30, 2009 and 2008
(unaudited)

(dollars in thousands, except per share data)

	Preferred Stock

	Series A	Series B	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, January 1, 2008	---	---	$163,522	$(4,208)	$1,311	$160,625

Net loss for six months ended June 30, 2008				(5,668)		(5,668)

Other comprehensive income (loss), net of
tax:
Net change in unrealized gain (loss) on
securities available for sale					(440)	(440)

Comprehensive loss						(6,108)
Issued 28,060 shares for stock option
exercises (net of 96 shares exchanged
and including $36 of tax benefit)			141			141

Stock compensation expense			301			301

Cash dividends declared on common shares
($.26 per share)				(4,410)		(4,410)

Balance, June 30, 2008	---	---	$163,964	$(14,286)	$871	$150,549

Balance, January 1, 2009	$30,637	---	$164,327	$(48,289)	2,538	$149,213

Net loss for six months ended June 30, 2009				(34,548)		(34,548)

Other comprehensive income (loss), net of
tax:
Net change in unrealized gain (loss) on
securities available for sale					(1,123)	(1,123)

Comprehensive loss						(35,671)
Preferred stock issuance costs	(33)					(33)

Issued 2,350 shares of preferred stock		2,350				2,350

Issued 495,833 shares of common stock			1,550			1,550

Common stock warrants issued			801			801

Stock compensation expense			302			302

Cash dividends declared on preferred shares				(1,878)		(1,878)

Balance, June 30, 2009	$30,604	$2,350	$166,980	$(84,715)	$1,415	$116,634

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2009 and 2008 (unaudited)

(dollars in thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cash flows from operating activities
Net income (loss)	$(34,548)	$(5,668)
Adjustments to reconcile net income (loss) to net cash from operating operating activities:
Depreciation and amortization	1,854	1,924
Stock compensation expense	302	301
Stock warrant expense	801	---
Provision for loan losses	31,160	21,160
Deferred tax asset valuation allowance	15,283	---
Origination of loans for sale	(134,795)	(53,789)
Proceeds from sales of loans originated for sale	138,345	56,743
Net gains on mortgage loans	(2,123)	(819)
Gain on sales of securities	---	(412)
Write-down of other real estate	1,855	855
Net (gain) loss on sales of other real estate	(109)	140
Decrease (increase) in accrued interest receivable and other assets	(3,906)	(12,400)
Decrease (increase) in Bank-owned life insurance	(287)	461
Increase in accrued expenses and other liabilities	94	5,769

Net cash from operating activities	13,926	14,265
Cash flows from investing activities
Loan originations and payments, net	109,817	(26,444)
Purchases of securities available for sale	(12,081)	(20,509)
Proceeds from:
Maturities and calls of securities available for sale	36,334	30,651
Maturities and calls of securities held to maturity	1,136	---
Sales of securities available for sale	---	21,704
Principal paydowns on securities	86	92
Sales of other real estate	4,804	929
Additions to premises and equipment	(488)	(1,430)

Net cash from investing activities	139,608	4,993
Cash flows from financing activities
Net increase (decrease) in deposits	(89,709)	80,459
Net decrease in short term borrowings	---	(37,967)
Proceeds from other borrowed funds	40,000	228,000
Repayments of other borrowed funds	(56,100)	(286,277)
Proceeds from issuance of subordinated debt	950	---
Cash dividends paid on common shares	---	(4,410)
Cash dividends paid on preferred shares	(1,756)	---
Net proceeds from issuance of preferred stock	2,317	---
Proceeds from issuance of common stock	1,550	---
Proceeds from exercises of stock options, including tax benefit	---	141

Net cash from financing activities	(102,748)	(20,054)

Net change in cash and cash equivalents	50,786	(796)
Cash and cash equivalents at beginning of period	68,284	49,816

Cash and cash equivalents at end of period	$119,070	$49,020

Supplemental cash flow information
Interest paid	$25,177	$31,574
Income taxes paid	---	3,850
Supplemental noncash disclosures:
Transfers from loans to other real estate	10,550	3,444
Preferred stock dividends accrued, paid in subsequent quarter	939	---

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Macatawa Bank, and its wholly-owned subsidiary, Macatawa Bank Mortgage Company (the “Mortgage Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective June 30, 2009, the operations of the Mortgage Company were consolidated with and into Macatawa Bank, and the Mortgage Company was subsequently dissolved and liquidated. All products and services previously provided by the Mortgage Company are now provided by Macatawa Bank. The reorganization is intended to enhance earnings through reduced operating expenses as a result of efficiencies gained.

The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are not consolidated with the Company per FASB Interpretation No. 46.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2008 Form 10-K containing financial statements for the year ended December 31, 2008.

New Accounting Pronouncements: In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have any impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS No. 160”), which changed the accounting and reporting for minority interests, recharacterizing them as noncontrolling interests and classifying them as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The adoption of FAS No. 160 did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 (“FAS No. 161”). FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of FAS No. 161 did not have a material impact on the Company’s results of operations or financial position.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in FASB Statement No. 128, Earnings Per Share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The adoption of this FSP on January 1, 2009 had the effect of treating the Company’s unvested restricted stock awards as participating in the earnings allocation when computing earnings per share. Prior period earnings per share data have been adjusted to treat unvested restricted stock awards as participating. The adoption of this FSP did not have a significant impact on the Company’s earnings per share for any period presented.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have an impact on the Company’s results of operations or financial position as the Company has had no other-than-temporary impairment on any of its debt securities. Disclosures have been added accordingly in the footnotes.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FSP at June 30, 2009 did not have an impact on the results of operations or financial position as it only required disclosures included in the footnotes.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for financial statements issued for interim or annual periods ending after June 15, 2009. We adopted this statement during the second quarter of 2009. We have evaluated subsequent events through August 10, 2009 which represents the date our financial statements included in our June 30, 2009 Form 10-Q were filed with the Securities and Exchange Commission (financial statement issue date). We have not evaluated subsequent events relating to these financial statements after that date.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and Not Yet Effective Accounting Standards: In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162". The objective of this statement is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses		Fair Value

June 30, 2009

Available for Sale:
U.S. Treasury and federal agency
securities	$104,922	$2,318		$(84)	$107,156
State and municipal bonds	50,490	944		(396)	51,038
Other equity securities	1,000	---		---	1,000

	$156,412	$3,262		$(480)	$159,194

Held to Maturity:
State and municipal bonds	$656	$21	$	---	$677

	$656	$21	$	---	$677

December 31, 2008

Available for Sale:
U.S. Treasury and federal agency
securities	$129,982	$3,653		$(1)	$133,634
State and municipal bonds	49,794	691		(430)	50,055
Other equity securities	1,000	---		(8)	992

	$180,776	$4,344		$(439)	$184,681

Held to Maturity:
State and municipal bonds	$1,835	$32	$	---	$1,867

	$1,835	$32	$	---	$1,867

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at June 30, 2009 were as follows (dollars in thousands):

	Held-to-Maturity Securities				Available-for-Sale Securities

	Amortized Cost		Fair Value		Amortized Cost	Fair Value

Due in one year or less	$	---	$	---	$25,494	$25,877
Due from one to five years		163		166	76,149	78,125
Due from five to ten years		493		511	43,344	43,961
Due after ten years		---		---	10,425	10,231

		$656		$677	$155,412	$158,19	4

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

June 30, 2009

U.S. Treasury and federal
agency securities	$9,916	$(84)	$	---	$	---	$9,916	$(84)
State and municipal bonds	13,689	(295)		1,410		(101)	15,099	(396)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$23,605	$(379)		$1,410		$(101)	$25,015	$(480)

	Less than 12 Months		12 Months or More				Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

December 31, 2008

U.S. Treasury and federal
agency securities	$88	$(1)	$	---	$	---	$88	$(1)
State and municipal bonds	16,619	(430)		---		---	16,619	(430)
Other equity securities	992	(8)		---		---	992	(8)

Total temporarily impaired	$17,699	$(439)	$	---	$	---	$17,699	$(439)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 – SECURITIES (Continued)

There were no sales of securities for the three and six month periods ended June 30, 2009. Proceeds from the sale of available for sale securities were $21,704,000 and resulted in gross gains of $412,000 for the three and six months ended June 30, 2008.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

For unrealized losses on securities evaluated under the SFAS No. 115 model at June 30, 2009 and December 31, 2008, no loss has been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the declines are largely due to differences in market interest rates as compared to those of the underlying securities. The declines in fair value are considered temporary and are expected to recover as the bonds approach their maturity date.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 – LOANS (Continued)

Loans were as follows (in thousands):

	June 30, 2009	December 31, 2008

Commercial and industrial	$404,660	$451,826
Commercial real estate	864,305	927,633

Total commercial	1,268,965	1,379,459
Residential mortgage	172,205	203,954
Consumer	180,725	190,650

	1,621,895	1,774,063
Allowance for loan losses	(37,621)	(38,262)

	$1,584,274	$1,735,801

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Balance at beginning of period	$39,096	$31,954	$38,262	$33,422
Provision for loan losses	20,630	18,460	31,160	21,160
Charge-offs	(22,317)	(21,015)	(32,621)	(25,221)
Recoveries	212	180	820	218

Balance at end of period	$37,621	$29,579	$37,621	$29,579

Impaired loans were as follows at period end (dollars in thousands):

	June 30, 2009	December 31, 2008

Loans with no allocated allowance for loan losses	$71,768	$49,922
Loans with allocated allowance for loan losses	70,762	102,015

	142,530	151,937

Amount of the allowance for loan losses allocated	$17,743	$20,008

	Six months ended June 30, 2009	Six months ended June 30, 2008

Average of impaired loans during the period	$155,704	$104,590
Interest income recognized during impairment	2,180	929
Cash received for interest during impairment	1,989	734

Nonperforming loans were as follows at period-end (dollars in thousands):

	June 30, 2009	December 31, 2008

Loans past due over 90 days still on accrual	$5,950	$3,200
Nonaccrual loans	90,214	89,049
Renegotiated loans	---	21

	$96,164	$92,270

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):

	June 30, 2009	December 31, 2008

Other real estate owned, initial balanced transferred in	$26,479	$21,135
Less: valuation allowance	(2,963)	(1,619)

	$23,516	$19,516

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Beginning balance	$2,309	$123	$1,619	$147
Additions charged to expense	861	855	1,855	855
Deletions upon disposition	(207)	---	(511)	(24)

Ending balance	$2,963	$978	$2,963	$978

Net realized gains on sales of other real estate were $115,000 and 109,000 for the three and six month periods ended June 30, 2009. Net realized losses on sales of other real estate were $123,000 and $140,000 for the three and six month periods ended June 30, 2008.

NOTE 5 – FAIR VALUE

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

Investment Securities: The fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Loans Held for Sale: The fair value of loans held for sale is based upon binding quotes from 3rd party investors (Level 2 inputs)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Impaired Loans and Other Real Estate Owned: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned with a valuation allowance are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available (Level 3 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
June 30, 2009
U.S. Treasury and federal	$107,156	$	---	$107,156	$	---
agency securities
State and municipal bonds	51,038			51,038
Other equity securities	1,000			1,000
Loans held for sale	811		---	811		---

December 31, 2008
Available for sale securities	$184,681	$	---	$184,681	$	---
Loans held for sale	2,261		---	2,261		---

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Assets:
June 30, 2009
Impaired loans	$63,735	$	---	$	---	$63,735
Other real estate owned	23,427		---		---	23,427

December 31, 2008
Impaired loans	$39,272	$	---	$	---	$39,272

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $66.3 million and $42.9 million with a valuation allowance of $2.6 million and $3.6 million at June 30, 2009 and December 31, 2008, respectively. An additional provision for loan losses of approximately $10.9 million and $799,000 was recorded on these loans for the three month periods ended June 30, 2009 and 2008, respectively. An additional provision for loan losses of approximately $16.5 million and $1.1 million was recorded on these loans for the six month periods ended June 30, 2009 and 2008, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Other real estate owned measured using the fair value of collateral, had a carrying amount of $26.4 million with a valuation allowance of $3.0 million at June 30, 2009. Additional writedowns of approximately $861,000 and $1.9 million were recorded on these properties for the three and six month periods ended June 30, 2009.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows (dollars in thousands).

	June 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$119,070	$119,070	$68,284	$68,284
Securities available for sale	159,194	159,194	184,681	184,681
Securities held to maturity	656	677	1,835	1,867
FHLB stock	12,275	N/A	12,275	N/A
Loans held for sale	811	811	2,261	2,261
Loans, net	1,584,274	1,590,732	1,735,801	1,709,672
Accrued interest receivable	6,985	6,985	7,746	7,746
Bank-owned life insurance	23,932	23,932	23,645	23,645

Financial liabilities
Deposits	(1,576,052)	(1,588,383)	(1,665,761)	(1,678,591)
Other borrowed funds	(268,690)	(273,858)	(284,790)	(292,198)
Subordinated debt	(950)	(950)	---	---
Long-term debt	(41,238)	(34,463)	(41,238)	(34,906)
Accrued interest payable	(2,650)	(2,650)	(4,366)	(4,366)

Off-balance sheet credit-related items
Loan commitments	---	---	---	---

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, bank-owned life insurance, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet credit-related items is not significant. The methods for determining fair value of securities, impaired loans and loans held for sale were described previously. It was not practicable to determine the fair value of stock due to restrictions placed on its transferability.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008

Noninterest-bearing demand	$219,229	$192,842
Interest bearing demand	228,840	230,091
Savings and money market accounts	401,243	411,369
Certificates of deposit	726,740	831,459

	$1,576,052	$1,665,761

Approximately $450,139,000 and $574,861,000 in certificates of deposit were in denominations of $100,000 or more at June 30, 2009 and December 31, 2008.

Brokered deposits totaled approximately $274,783,000 and $337,768,000 at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, brokered deposits had interest rates ranging from 3.45% to 4.55% and 3.25% to 4.90%, respectively. At June 30, 2009, maturities ranged from July 2009 to December 2011.

NOTE 7 — EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three and six month periods ended June 30, 2009 and 2008 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Net income (loss)	$(30,406)	$(8,106)	$(34,548)	$(5,668)
Dividends declared on preferred shares	939	---	1,878	---

Net income (loss) available to common shares	$(31,345)	$(8,106)	$(36,426)	$(5,668)

Weighted average shares outstanding, including
participating stock awards -
Basic	17,260,269	17,020,517	17,211,524	17,008,834
Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---

Weighted average shares outstanding -
Diluted	17,260,269	17,020,517	17,211,524	17,008,834

Basic earnings (loss) per common share	$(1.82)	$(.48)	$(2.12)	$(0.33)
Diluted earnings (loss) per common share (1)	(1.82)	(.48)	(2.12)	(0.33)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per common share calculation

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7 – EARNINGS PER COMMON SHARE (Continued)

Stock options for 959,267 and 1,084,096 shares of common stock for both the three and six month periods ended June 30, 2009 and June 30, 2008, respectively were not considered in computing diluted earnings per common share because they were antidilutive. Potential common shares associated with convertible preferred stock were excluded from dilutive potential common shares as they were antidilutive.

NOTE 8 – FEDERAL INCOME TAXES

The consolidated provision (benefit) for income taxes was as follows (dollars in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Current	$(5,087)	$(5,132)	$(7,104)	$(4,009)
Deferred (benefit) expense	(3,669)	429	(4,402)	277
Change in valuation allowance	14,890	---	14,890	---

	$6,134	$(4,703)	$3,384	$(3,732)

The difference between the financial statement tax expense (benefit) and the amount computed by applying the statutory federal tax rate to pretax income (loss) was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Statutory rate	35%	35%	35%	35%
Statutory rate applied to income (loss) before	$(8,495)	$(4,483)	$(10,907)	$(3,290)
taxes
Add (deduct)
Change in valuation allowance	14,890	---	14,890	---
Tax-exempt interest income	(167)	(165)	(336)	(327)
Bank-owned life insurance	(106)	(87)	(278)	(162)
Other, net	12	32	15	47

	$6,134	$(4,703)	$3,384	$(3,732)

We periodically assess the need for a valuation allowance against deferred tax assets. The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8 — FEDERAL INCOME TAXES (Continued)

At June 30, 2009, we concluded the need for a valuation allowance based primarily on our net operating loss for 2008, our net operating loss for the first six months of 2009 and the challenging operating environment currently confronting banks that could impact future operating results. As a result, we recorded a $15.3 million valuation allowance on deferred tax assets at June 30, 2009. Of the $15.3 million valuation allowance, $393,000 was charged to accumulated other comprehensive income associated with the decline in the net unrealized gain on available for sale securities for the six month period ended June 30, 2009. The remaining $14.9 million was charged to federal income tax expense. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2009		December 31, 2008

Deferred tax asset
Allowance for loan losses		$13,167	$13,392
Nonaccrual loan interest		526	368
Valuation allowance on other real estate owned		1,037	567
Net operating loss carryforward		2,801	---
Tax credit carryforwards		702	---
Other		1,290	910

Gross deferred tax assets		19,523	15,237
Valuation allowance		(15,283)	---

Total net deferred tax assets		4,240	15,237

Deferred tax liabilities
Depreciation		(2,186)	(2,227)
Purchase accounting adjustments		(256)	(306)
Unrealized gain on securities available for sale		(974)	(1,367)
Prepaid expenses		(473)	(490)
Other		(351)	(359)

Gross deferred tax liabilities		(4,240)	(4,749)

Net deferred tax asset	$	---	$10,488

Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. At June 30, 2009, the Company had a net operating loss carryforward of approximately $8.0 million which, if not used against taxable income, will expire in 2029.

There were no unrecognized tax benefits at June 30, 2009. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2005.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

As previously disclosed, the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement and amendments (as amended, the “Settlement Agreement”) in connection with the legal proceedings related to Trade Partners, Inc. The settlement with respect to approximately 91% of the number of plaintiffs and the aggregate amount of their claims was completed and became effective on June 17, 2009. On July 27, 2009, the Company completed a second settlement with additional plaintiffs representing approximately 8.7% of the total number of original plaintiffs.

Including both the June 17 and July 27 settlements, the Company paid a total of $5.91 million for the cash portion of the settlement and issued Warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share. The Company’s insurers contributed $950,000 to the $5.91 million cash portion of the settlement. Both the June 17 and July 27 settlements were expensed in the quarter ended June 30, 2009 and reduced the Company’s net income by $5.5 million ($3.6 million on an after-tax basis).

Following the June 17 and July 27 settlements, only 17 plaintiffs remain who have not settled with the Company out of the approximately 1,200 original plaintiffs. The settlements resulted in the Company eliminating over 99% of its potential liability with respect to the Trade Partners litigation and any remaining potential liability is immaterial.

The Settlement Agreement did not contain any admission of liability or wrongdoing by the Company or Macatawa Bank. The offer to settle was made in an attempt to avoid exposure to future litigation and to avoid the cost of litigation.

As of the date hereof, except as disclosed above, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

        At June 30, 2009 and December 31, 2008, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009
Total capital (to risk weighted assets)
Consolidated	$177,355	10.3%	$137,363	8.0%	N/A	N/A
Bank	174,179	10.2	137,129	8.0	$171,412	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	152,991	8.9	68,682	4.0	N/A	N/A
Bank	152,553	8.9	68,565	4.0	102,847	6.0
Tier 1 capital (to average assets)
Consolidated	152,991	7.4	82,212	4.0	N/A	N/A
Bank	152,553	7.4	82,088	4.0	102,610	5.0

December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$209,553	11.3%	$148,835	8.0%	N/A	N/A
Bank	198,922	10.7	148,611	8.0	$185,764	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	186,112	10.0	74,417	4.0	N/A	N/A
Bank	175,516	9.5	74,306	4.0	111,458	6.0
Tier 1 capital (to average assets)
Consolidated	186,112	8.8	85,101	4.0	N/A	N/A
Bank	175,516	8.3	84,997	4.0	106,246	5.0

Approximately $38.2 million and $40.0 million of trust preferred securities outstanding at June 30, 2009 and December 31, 2008 qualified as Tier 1 capital. Refer to the Company’s Form 10-K as of December 31, 2008 for more information on the trust preferred securities.

The Bank was categorized as well capitalized at June 30, 2009 and December 31, 2008. There are no conditions or events since June 30, 2009 that management believes have changed its category.

Issuance of Capital

During the second quarter of 2009, the Company began a private offering to accredited investors that included three capital instruments: Series B Non-Cumulative Perpetual Convertible Preferred Stock (Series B Preferred Stock), common stock and subordinated notes. This followed a previously disclosed offering closed in the fourth quarter of 2008 in which Series A Preferred Stock was sold resulting in net proceeds of $30.6 million. See the Notes to the financial statements included in the Company’s SEC Form 10-K as of December 31, 2008 for further information regarding the Series A Preferred Stock.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

A summary of the capital instruments is as follows:

Convertible Preferred Stock

In the second quarter of 2009, the Company issued 2,350 shares of 9% Series B Preferred Stock with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $2.4 million.

Each share of the Series B Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 166.67 shares of common stock of the Company, which represents an approximate initial conversion price of $6.00 per share of common stock. On or after the third anniversary of the issue date, at the option of the Company, the Series B Preferred Stock will be subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company’s common stock exceeds 120% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series B Preferred Stock for four consecutive quarters. The conversion rate and conversion price will be subject to adjustments in certain circumstances. The Series B Preferred Stock is subordinate to the Series A Preferred Stock.

Both the Series A and Series B Preferred Stock qualified as Tier I capital for the Company.

If all of the outstanding shares of the Series A and Series B Preferred Stock were converted into common stock, the shares of Series A and Series B Preferred Stock would convert into a total of approximately 3.9 million shares of common stock at June 30, 2009.

On May 21, 2009, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock of $30.00 per share. The dividend is payable July 31, 2009 to shareholders of record on June 15, 2009.

Common Stock

In the second quarter of 2009, the Company issued 495,833 shares of common stock to accredited investors as part of the private offering. The shares were issued at an average price of $3.13 per share resulting in total proceeds of $1.6 million.

Subordinated Notes

In the second quarter of 2009, the Company received proceeds of $950,000 from the issuance of subordinated debt. The subordinated debt was in the form of 11% subordinated notes due 2017. The subordinated notes qualified as Tier 2 capital for the Company and are not convertible into common stock or preferred stock.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Macatawa Bank Corporation is a Michigan corporation and is the holding company for a wholly owned subsidiary, Macatawa Bank and for two trusts, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust and brokerage services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Company’s financial statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements included herein.

Since opening in November of 1997, Macatawa Bank has generally experienced rapid growth. Since the end of 2007, the Company has managed its growth at a slower rate to focus on maintaining asset quality amidst the weak economic conditions in West Michigan. We believe that growth in core deposits is key to our long-term success and it is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have gained community awareness and acceptance in our markets through our expanding branch network and high quality service standards.

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

RESULTS OF OPERATIONS

Summary: Net loss available to common shares for the quarter ended June 30, 2009 was $31.3 million, compared to second quarter 2008 net loss of $8.1 million. Loss per common share on a diluted basis was $1.82 for the second quarter of 2009 compared to a loss per common share of $0.48 for the same period in 2008. Net loss available to common shares for the six months ended June 30, 2009 was $36.4 million compared to a net loss of $5.7 million for the same period in the prior year. Loss per common share on a diluted basis were $2.12 for the six months ended June 30, 2009 compared to $0.33 for the same period in the prior year.

The decrease in net income for both the three and six months ended June 30, 2009 compared to the same periods in the prior year was partly due to a non-cash charge of $14.9 million included in federal income tax expense to establish a valuation allowance for deferred tax assets, a $5.5 million one-time charge associated with the settlement of the Trade Partners lawsuit and a $960,000 special FDIC assessment.

Each period has also been significantly impacted by the cost associated with problem loans and non-performing assets. The provision for loan losses remains elevated and was $20.6 million and $31.2 million for the three and six months ended June 30, 2009 compared to $18.5 million and $21.2 million for the three and six months ended June 30, 2008. Costs associated with nonperforming assets were $2.4 million and $4.6 million for the three and six months ended June 30, 2009 compared to $1.5 million and $1.9 million for the three and six months ended June 30, 2008. Lost interest from rising balances of non-performing assets was approximately $2.2 million and $4.6 million for the three and six months ended June 30, 2009 compared to $1.3 million and $2.7 million for the three and six months ended June 30, 2008. Each of these items is discussed more fully below.

Net Interest Income: Second quarter net interest income totaled $13.4 million, a decrease of $1.7 million as compared to the second quarter of 2008. Net interest income for the first six months of 2009 totaled $26.2 million, a decrease of $3.6 million as compared to $29.8 million for the same period in 2008. The decrease in net interest income for both the three and six month periods was primarily from a decline in the net interest margin.

The net interest margin decreased 27 basis points to 2.79% for the second quarter of 2009 and 31 basis points to 2.72% for the first six months of 2009 when compared to the same periods in the prior year. The net interest margin of 2.79% for the second quarter of 2009 was up 13 basis points compared to the first quarter of 2009.

The majority of the decline in net interest margin for both the three and six month periods ended June 30, 2009 compared to the same periods in the prior year were related to higher balances of non-performing assets. Approximately 18 basis points of the decline in margin or $900,000 of the decrease in net interest income, and 20 basis points of the decline in margin or $1.9 million of the decline in net interest income, respectively, for the three and six month periods was from lost interest from higher balances of non-performing assets and interest reversals on loans moved into non-accrual status during these periods. Also contributing to the margin declines was the Federal funds and prime rate cuts that occurred throughout 2008.

Average earning assets decreased $40.1 million to $1.94 billion for the second quarter of 2009 and $25.8 million to $1.95 billion for the six month period ended June 30, 2009 compared to the same periods of the prior year.

During both the three and six month periods, the decrease in the yield on earning assets exceeded the decrease in the cost of interest bearing funds and was the primary reason for the decline in the net interest margin. The yield on earning assets decreased by 83 basis points for the three months ended June 30, 2009 and 100 basis points for the six months ended June 30, 2009 compared to the same periods in the prior year. The short-term interest rate cuts that began in the third quarter of 2007 and continued throughout 2008 caused a decrease in the yield on our variable rate loan portfolio and was the primary reason for the decrease in yield on earning assets. The decline was also impacted by an increase in lower yielding short-term investments and rising balances of non-accrual loans. The Company has chosen to hold excess investable funds in these lower yielding short-term investments to improve its balance sheet liquidity during the current economic downturn.

The rising balances of non-accrual loans throughout 2008 and into 2009 resulted in a decline in the yield on earning assets of approximately 14 and 16 basis points, respectively, for the three and six months ended June 30, 2009 compared to the same periods in the prior year. Average non-accrual loans were $110.4 million and $75.5 million for the three month periods ended June 30, 2009 and 2008, resulting in an estimated reduction of 39 basis points and 25 basis points, respectively, in the yield on earning assets for each period. Average non-accrual loans were $103.7 million and $76.6 million for the six month periods June 30, 2009 and 2008, resulting in an estimated reduction of 41 basis points and 25 basis points, respectively, in the yield on earning assets for each period.

The cost of funds decreased 57 basis points for the three months ended June 30, 2009 and 74 basis points for the six months ended June 30, 2009 compared to the same periods in the prior year. A decrease in the rates paid on our deposit accounts in response to declining market rates, the rollover of time deposits at lower rates, and the repositioning of other borrowings within the lower rate environment were the primary reasons for the decrease in the cost of funds.

The level of earning assets is expected to decline in the near term due to the generally weak economic conditions in Michigan. A continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, is expected to continue to have a positive impact on net interest income throughout the remainder of 2009.

The following table shows an analysis of net interest margin for the three month periods ending June 30, 2009 and 2008.

	For the three months ended June 30,

	2009			2008

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)

Assets
Taxable securities	$110,085	$1,102	4.00%	$135,826	$1,497	4.41%
Tax-exempt securities (1)	51,023	535	6.46%	51,427	543	6.50%
Loans (2)	1,682,433	22,698	5.36%	1,771,590	26,934	6.03%
Federal Home Loan Bank stock	12,275	68	2.19%	12,275	174	5.60%
Federal funds sold and other short-term
investments	84,548	128	0.60%	9,352	51	2.15%

Total interest earning assets (1)	1,940,364	24,531	5.08%	1,980,470	29,199	5.91%

Noninterest earning assets:
Cash and due from banks	22,275			25,940
Other	108,459			125,569

Total assets	$2,071,098			$2,131,979

Liabilities
Deposits:
Interest bearing demand	$234,972	352	0.60%	$250,804	682	1.10%
Savings and money market accounts	412,001	693	0.67%	400,201	1,581	1.59%
Time deposits	761,521	7,057	3.72%	773,927	7,820	4.06%
Borrowings:
Other borrowed funds	268,690	2,606	3.84%	310,072	3,379	4.31%
Long-term debt	41,395	425	4.06%	41,238	603	5.66%
Federal funds purchased	176	---	---%	10,473	47	2.23%

Total interest bearing liabilities	1,718,755	11,133	2.59%	1,786,715	14,112	3.16%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	203,428			168,520
Other noninterest bearing liabilities	8,359			12,515
Shareholders' equity	140,556			164,229

Total liabilities and shareholders' equity	$2,071,098			$2,131,979

Net interest income		$13,398			$15,087

Net interest spread (1)			2.49%			2.75%
Net interest margin (1)			2.79%			3.06%
Ratio of average interest earning assets to
average interest bearing liabilities	112.89%			110.84%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $110.4 million for the three months ended June 30, 2009 and approximately $75.5 million for the three months ended June 30, 2008.

The following table shows an analysis of net interest margin for the six month periods ending June 30, 2009 and 2008.

	For the six months ended June 30,

	2009			2008

	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost

	(Dollars in thousands)

Assets
Taxable securities	$117,341	$2,365	4.03%	$140,477	$3,140	4.47%
Tax-exempt securities (1)	51,520	1,082	6.46%	51,423	1,085	6.49%
Loans (2)	1,710,552	45,844	5.34%	1,765,774	55,899	6.28%
Federal Home Loan Bank stock	12,275	192	3.10%	12,275	327	5.27%
Federal funds sold and other short-term
investments	58,121	172	0.59%	5,679	64	2.23%

Total interest earning assets (1)	1,949,809	49,655	5.13%	1,975,628	60,515	6.14%

Noninterest earning assets:
Cash and due from banks	22,730			26,846
Other	111,991			121,818

Total assets	$2,084,530			$2,124,292

Liabilities
Deposits:
Interest bearing demand	$232,732	755	0.66%	$256,117	1,854	1.46%
Savings and money market accounts	409,374	1,567	0.77%	401,147	3,975	2.00%
Time deposits	786,672	14,760	3.78%	749,140	16,088	4.32%
Borrowings:
Other borrowed funds	272,718	5,508	4.02%	324,363	7,234	4.41%
Long-term debt	41,317	871	4.19%	41,238	1,371	6.57%
Federal funds purchased	102	---	---%	13,726	209	3.02%

Total interest bearing liabilities	1,742,915	23,461	2.70%	1,785,731	30,731	3.44%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	187,240			164,523
Other noninterest bearing liabilities	8,752			9,672
Shareholders' equity	145,623			164,366

Total liabilities and shareholders' equity	$2,084,530			$2,124,292

Net interest income		$26,194			$29,784

Net interest spread (1)			2.43%			2.70%
Net interest margin (1)			2.72%			3.03%
Ratio of average interest earning assets to
average interest bearing liabilities	111.87%			110.63%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $103.7 million for the six months ended June 30, 2009 and approximately $76.6 million for the six months ended June 30, 2008.

Provision for Loan Losses: The provision for loan losses for the three and six month periods ended June 30, 2009 was $20.6 million and $31.2 million compared to $18.5 million and $21.2 for the same periods in the prior year. The provision for loan losses remained elevated as we proactively responded to continued declines in real estate values due to the prolonged weakness in the economy and its impact on our loan portfolio, primarily residential land development loans. The $2.2 million and $10.0 million increase in the provision for loan losses for the three and six month periods ended June 30, 2009 related primarily to higher levels of net charge-offs and additional reserve requirements associated with these declines in real estate values. These increases to the provision were partially offset by the impact from the decline in total portfolio loans during the periods.

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

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2009 decreased to $4.2 million and $9.5 million, respectively, from $5.1 million and $10.1 million for the same periods in the prior year. Non-interest income for the second quarter of 2008 included approximately $412,000 and $243,000, respectively, of gains on the sale of securities and the termination of certain borrowings. The six month period ended June 30, 2008 also included $832,000 of gains realized on the settlement of interest rate swaps.

Increases in net gains from mortgage lending activities and revenue from ATM and debit card processing for both the three and six months periods ended June 30, 2009 were offset by declines in revenue from deposit, trust and brokerage services compared to the same periods in the prior year. The decline in mortgage rates that began in the first quarter of 2009 led to a significant increase in refinancing activity and is the primary reason for the $158,000 and $1.3 million increase in net gains on mortgage loans for the three and six months ended June 30, 2009 compared to the same periods in the prior year. The lower level of equity market valuations for the first six months of 2009 compared to the same period in 2008 continued to be the primary reason for the decline in trust income.

Noninterest Expense: Noninterest expense for the three and six month periods ended June 30, 2009 increased to $21.3 million and $35.7 million, respectively, from $14.5 million and $28.1 million for the same periods in the prior year. The increase was primarily related to a $5.5 million one-time charge associated with the Trade Partners litigation settlement discussed in the Notes to the financial statements. FDIC assessments increased by $1.3 million to $1.7 for the second quarter of 2009 compared to $361,000 for the second quarter of 2008 and by $1.8 million to $2.5 million for the six month period ended June 30, 2009 compared to the same period in the prior year. The increase was due to an industry-wide special assessment, which amounted to $960,000 for Macatawa Bank, and from higher assessment rates implemented by the FDIC in late 2008.

Costs associated with nonperforming assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and subsequent reductions from value declines for outstanding properties. For the three and six month periods ended June 30, 2009 these costs increased to $2.4 million and $4.6 million, respectively, from $1.5 million and $1.9 million for the same periods in the prior year.

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Legal and professional	$431	$121	$668	$206
Repossessed and foreclosed
property administration	1,178	235	2,092	504
Losses on repossessed and foreclosed
properties	830	1,128	1,838	1,151

Total	$2,439	$1,484	$4,598	$1,861

When excluding the Trade Partners litigation settlement charge, FDIC assessments and nonperforming asset costs, non-interest expense would have been approximately $11.6 million for the three month period ended June 30, 2009, down 8% from $12.6 million for the same period of 2008; and would have been approximately $23.1 million for the six months period, down 9% from $25.5 million for the same period of 2008.

Expense reduction initiatives that began in early 2008 have allowed the Company to manage costs in nearly all other areas of non-interest expense to offset the increases driven by higher nonperforming asset levels. Salaries and benefit expense decreased $643,000, or 9%, and $1.4 million, or 10% for the three and six month periods ended June 30, 2009 compared to the same periods of 2008 largely due to staff reductions that occurred in 2008 and a curtailment of bonuses and wage increases in response to the deteriorating economic conditions. We expect efficiency to continue to improve throughout 2009 in response to these initiatives.

Federal Income Tax Expense (Benefit): The Company recorded federal income tax expense of $6.1 million and $3.4 million for the three and six month periods ended June 30, 2009 compared to a federal income tax benefit of $4.7 million and $3.7 million for the same periods in the prior year. The expense for the three and six month periods ended June 30, 2009 included a $14.9 million valuation allowance on deferred tax assets as described in the Notes to the financial statements. The remaining tax benefit recorded for the 2009 periods was primarily a result of the net operating loss recorded.

FINANCIAL CONDITION

Summary: Total assets were $2.01 billion at June 30, 2009 a decrease of $137.4 million from $2.15 billion at December 31, 2008. The overall decrease in total assets reflected a decline of $152.2 million in our loan portfolio and $25.5 million in available for sale securities partially used to increase short-term investments by $56.9 million. The decline in assets was primarily offset by a decline in deposits generated through brokers, rate sensitive in-market deposits and other borrowed funds as discussed more fully below.

Federal Funds Sold and Other Short Term Investments: The increase in Federal funds sold and other short-term investments to $96.0 at June 30, 2009 was from liquid money market investments held to improve the liquidity of the balance sheet during this period of economic slowdown. The Company expects to maintain these higher balances until conditions improve and more attractive investment opportunities emerge.

Securities Available for Sale: Securities available for sale were $159.2 million at June 30, 2009 compared to $184.7 million at December 31, 2008. The decrease was primarily due to calls and maturities of approximately $37.5 million of U.S. Government Agency bonds, partially offset by purchases of U.S. Government Agency bonds.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $152.2 million to $1.62 billion at June 30, 2009 compared to $1.77 billion at December 31, 2008. During the first six months of 2009, our commercial, residential mortgage and consumer loan portfolios decreased by $110.5 million, $31.7 million and $9.9 million, respectively.

Despite the decline in the residential mortgage portfolio, the volume of activity in this segment remained strong during the first six months of 2009. As a result of the drop in mortgage interest rates in response to the weakening economic conditions and resulting government action, the company experienced a significant increase in refinancing activity. Much of the decline in the residential mortgage portfolio was from this refinancing of loans in our portfolio and subsequent sale in the secondary market. Mortgage loans originated for sale were $134.8 million in the first six months of 2009 compared to $53.8 million for the same period in the prior year.

The decline in the commercial loan portfolio in recent quarters continued to reflect the weak economic conditions in West Michigan and our interest in maintaining the quality of our loan portfolio. In particular, deterioration in residential land development has impacted both asset growth and asset quality. The Company continued to focus its efforts on reducing its exposure to residential land development loans, diversifying its commercial loan portfolios and improving asset quality.

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 78% of the total loan portfolio at both June 30, 2009 and December 31, 2008. Residential mortgage loans and consumer loans each comprised 11% of total loans at both June 30, 2009 and December 31, 2008.

A further breakdown of the composition of commercial loans is shown in the table below (in thousands):

	June 30, 2009	December 31, 2008

Construction and Development	$211,247	$237,108
Commercial Real Estate	653,058	690,525

Total Commercial Real Estate	864,305	927,633
Commercial and Industrial	404,660	451,826

Total Commercial Loans	$1,268,965	$1,379,459

Commercial real estate consisted primarily of loans to business owners and developers of owner and non-owner occupied properties, secured by single and multi-family residential as well as non-residential real estate. Loans for the development or sale of 1-4 family residential properties were approximately $178.1 million at June 30, 2009 compared to $203.7 million at December 31, 2008. Although it represented a narrow and declining slice of our commercial real estate portfolio, this segment has also been the major source of the Company’s asset quality challenges discussed more fully below. Of the total at June 30, 2009, approximately $24.3 million was secured by vacant land, $103.9 million was secured by developed residential land and $49.9 million was secured by 1-4 family properties held for speculative purposes. Vacant land was zoned for residential purposes but with no further development. Developed residential land has been further developed for future residential construction, including but not limited to completed lot surveys, road work, water, sewer and other utility preparation and general land grade. 1-4 family properties held for speculative purposes were on developed residential lots and included completed residential homes or residential homes in the process of construction.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans.

As of June 30 2009, nonperforming loans totaled $96.2 million or 5.93% of total portfolio loans compared to $92.3 million or 5.20% of total portfolio loans at December 31, 2008.

Loans for the development or sale of 1-4 family residential properties were approximately $59.8 million or 62% of total non-performing loans at June 30, 2009 compared to $59.9 million or 65% of total non-performing loans at December 31, 2008. Of the total at June 30, 2009, approximately $4.6 million was secured by vacant land, $35.4 million was secured by developed residential land and $19.8 million was secured by 1-4 family properties held for speculative purposes.

Foreclosed assets totaled $23.5 million at June 30, 2009 compared to $19.5 million at December 31, 2008. Of the $23.5 million, there were 48 commercial real estate relationships totaling approximately $23.0 million. The remaining balance was comprised of nine residential mortgage properties totaling approximately $562,000. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach.

Proceeds from sales of foreclosed properties were $1.7 million and $4.8 million during the three and six month periods ended June 30, 2009 resulting in a net gain of $115,000 and $109,000, respectively.

The following table shows the composition and amount of our nonperforming assets:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Nonaccrual loans	$90,214	$89,049
Loans 90 days past due and still accruing	5,950	3,200

Total nonperforming loans (NPLs)	96,164	92,249
Foreclosed assets	23,516	19,516
Repossessed assets	339	306

Total nonperforming assets (NPAs)	$120,019	$112,071
Accruing restructured loans (ARLs) (1)	10,793	21

Total NPAs and ARLs	$130,812	$112,092

(1)	Represents loans that have been restructured and are accruing under their restructured terms.

NPLs to total loans	5.93%	5.20%
NPAs to total assets	5.97%	5.21%

Allowance for loan losses: The allowance for loan losses as of June 30, 2009 was $37.6 million a decline of $641,000 compared to $38.3 at December 31, 2008. Despite the slight decline in the balance of the allowance for loan losses, the allowance represented 2.32% of total portfolio loans as of June 30, 2009, an increase compared to 2.16% of total portfolio loans at December 31, 2008. Considering the stability in the overall allowance balance, the decline in the overall loan portfolio was the primary reason for the increase in the coverage of the allowance as a percent of total portfolio loans.

The provision for loan losses approximated the level of net charge-offs for the first six months of 2009. The provision for loan losses increased $10.0 million to $31.2 million for the six months ended June 30, 2009 compared to $21.2 million for the same period of the prior year. Net charge-offs were $31.8 million and $25.0 million for the six months ended June 30, 2009 and 2008. The ratio of net charge-offs to average loans was 3.73% on an annualized basis for the first six months of 2009 compared to 2.84% for the first six months of 2008.

The provision for loan losses and net charge-offs remained elevated for the first six months of 2009 as we responded to the prolonged weakness in the economy and its impact on our loan portfolio, primarily residential land development loans. Recent appraisals and other market trends associated with real estate valuations continue to suggest declines in the value of real estate securing loans, primarily residential land development loans.

In the current and rapidly changing real estate market, valuation estimates remain fluid and difficult to compile. Despite the challenges associated with these valuations, in previous periods and in the current quarter we feel we have been proactive by diligently charging-off or establishing reserves for impaired loans at levels considered appropriate based upon known information.

Future charge-offs and resulting provisions are expected to be impacted by the timing and extent of changes in the overall economy. There have been signs that may indicate the beginning of some market-wide stabilization. Although real estate valuations have declined, the level of decline in such valuations appears to be stabilizing. We have also experienced a decline in our impaired loan levels since December 31, 2008 and both our impaired and non-performing levels since March 31, 2009. Although encouraging, we expect it to take additional time for marked improvement in our non-performing and impaired loan levels considering the depth of the economic downturn. There continues to be significant unknowns with respect to the timing and extent of an economic recovery. Although we believe our analysis has captured probable losses on impaired loans based upon known information, there can be no assurance that our analysis has identified all of the losses in our loan portfolio.

Our allowance for loan losses is maintained at a level considered appropriate based upon our regular, quarterly assessments of the probable incurred credit losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance is comprised of several key elements, which include specific allowances for loans considered impaired prescribed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, formula allowance for graded loans, general allocations based on historical trends for pools of similar loan types, and under certain circumstances, reserves related to current market conditions that are pertinent to certain aspects of the loan portfolio.

The elevated charge-off and provision for loan loss levels continued to be largely associated with the impaired residential land development loan portfolio, as we responded to prolonged weakness and sustained declines in real estate values for this segment. For residential land development loans, cash flow to service the debt was primarily expected from sales of lots and properties securing these loans, which has declined markedly throughout 2008 and into 2009. This deterioration in cash flows and resulting expected future cash flows was the primary reason for the decrease in the value of the real estate securing these loans and the resulting charge-offs and specific reserves associated with these impaired loans. Impairment writedowns, in the form of specific reserves and previous charge-offs, on residential land development loans have amounted to approximately 35% to 45% of the original loan amount in most cases, and up to 60% for certain credits.

Impaired loans decreased to $142.5 million at June 30, 2009 from $151.9 million at December 31, 2008. The decrease in impaired loans was primarily from loans associated with residential land development. The specific allowance for impaired loans declined $2.3 million to $17.7 million at June 30, 2009 compared to $20.0 million at December 31, 2008. Net charge-offs on impaired loans with previously established specific reserves and some stabilization in the levels of non-performing and impaired loan levels were the primary reasons for the decline in specific reserves for impaired loans. Impairment writedowns, in the form of specific reserves and previous charge-offs, averaged approximately 31% of the original loan amount for the $142.5 million of remaining impaired loan balances at June 30, 2009.

The allowance allocated to commercial loans that were not considered to be impaired was based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are assigned a loss allocation factor for each loan classification category. The lower the grade assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of loans affect the amount of the allowance allocation. An allowance for these types may be established due to a change in economic conditions and trends for that type.

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $18.0 million at June 30, 2009 compared to $15.4 million at December 31, 2008. The increase in the commercial loan allowance was primarily related to the increase in our recent loss history which resulted in an increase in the allocation factor utilized for certain loan grades.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $1.9 million at June 30, 2009 compared to $2.9 million at December 31, 2008. The decrease was related to a decline in both the balance and past due status of both the residential mortgage and consumer loan portfolios.

Deposits and Other Borrowings: Because of the decline in assets during the first six months of 2009, the Company was able to manage a decrease in some of its higher costing deposits and other borrowed funds. Total deposits decreased $89.7 million to $1.58 billion at June 30, 2009 compared to $1.67 billion at December 31, 2008. The decline was primarily due to a $63.1 million decrease in deposits generated through brokers and a $56.5 million decrease in seasonal balances of local municipal and other institutional customers. These declines were offset by increases in balances from checking and money market accounts.

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

In connection with the second phase of raising private capital, as more fully discussed below, the Company issued 11% subordinated notes in the amount of $950,000 during the second quarter of 2009. The notes are non-convertible into common or preferred stock and will mature on August 31, 2017. This subordinated debt qualified for Tier II capital for regulatory purposes.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity decreased $32.6 million to $116.6 million at June 30, 2009 compared to $149.2 million at December 31, 2008. The decrease was primarily from the $34.5 million net loss the Company incurred in the first six months of 2009. Cash dividends of $1.9 million or $30.00 per share were declared on preferred shares during the first six months of 2009. The Company has continued its temporary suspension of cash dividends to common shareholders to maintain its capital levels during the current economic downturn.

Our total capital to risk-weighted assets was 10.33% at June 30, 2009 compared to 11.26% at December 31, 2008. Our Tier 1 Capital as a percent of average assets was 7.4% and 8.8%, respectively at June 30, 2009 and December 31, 2008. Both ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies. The ratios declined since the beginning of the year primarily because of the decline in total capital noted above.

The Company earlier increased its capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. In the second quarter of 2009, the Company began its second phase of raising private capital by issuing Series B Preferred Stock and common stock, in addition to the $950,000 of subordinated debt discussed above.

The Company issued 2,350 shares of 9.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock (Series B Preferred Stock) with a liquidation preference of $1,000 per share, resulting in capital proceeds of $2.4 million. The shares are convertible into common stock at the option of the holder at a price per share of $6.00. On or after July 13, 2012, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances.

The Company issued 495,833 shares of common stock at a weighted average price of $3.13 per share resulting in capital proceeds of $1.6 million.

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

At the bank level, we focus on maintaining adequate liquid sources on our Balance Sheet to satisfy short-term liquidity requirements and developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our primary sources of liquidity include our borrowing capacity with the Federal Reserve Bank of Chicago’s discount window, the Federal Home Loan Bank, federal funds purchased lines and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold and other short-term investments, and the various capital resources discussed above.

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

In response to recent volatile conditions in the national markets we have actively pursued initiatives to further strengthen our liquidity position. During the first six months of 2009, we reduced our reliance on deposits generated through brokers by $63.1 million and other borrowed funds by over $16 million while increasing our liquid investments by $57 million. In addition, our borrowing capacity from our correspondent banks was approximately $276 million as of June 30, 2009. We feel our liquidity position is sufficient to meet our normal and contingent liquidity needs.

The primary sources of liquidity for the Parent Company are dividends from the bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends our banking subsidiary may declare to the parent company in any calendar year. Throughout 2009, the Parent Company has not received dividends from the Bank and the Company has paid no dividends to its common shareholders. Based upon existing cash resources, expectations of additional capital from the resources discussed above and a return to profitability, the Company believes it has a prudent liquidity plan to meet its cash-flow requirements.

If the Company were to continue to incur operating losses or be unable to obtain a sufficient amount of additional capital, the Company may have to take additional action to preserve its liquidity and capital of the Parent Company, including deferring dividends on preferred stock and trust preferred securities.

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

We forecast the next twelve months of net interest income under an assumed environment of gradual changes in market interest rates under various scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The simulation also measures the change in EVE, or the net present value of our assets and liabilities, under an immediate and parallel shift in interest rates, as calculated by discounting the estimated future cash flows using a market-based discount rate.

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2009 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$110,469	(2.24)%	$55,596	(2.43)%
Interest rates up 100 basis points	114,814	1.61	55,632	(2.37)
No change in interest rates	112,995	---	56,982	---
Interest rates down 100 basis points	118,134	4.55	56,891	(0.16)
Interest rates down 200 basis points	118,924	5.25	56,456	(0.92)

This analysis suggests that net interest income will stay within a narrow range over the next twelve months under the differing rate scenarios. Further, our balanced sensitivity in time horizons beyond one year results in little fluctuation in EVE under the various rate shock scenarios. If interest rates were to rise, this analysis suggests that we are positioned for a modest decrease in net interest income over the next twelve months.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, (Part II, Item 1 Legal Proceedings) and to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Part II, Item 1 Legal Proceedings) for information concerning legal proceedings related to Trade Partners, Inc.

As previously disclosed, the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement and amendments (as amended, the “Settlement Agreement”) in connection with the legal proceedings related to Trade Partners, Inc. The settlement with respect to a approximately 91% of the number of plaintiffs and the aggregate amount of their claims was completed and became effective on June 17, 2009, as described in Item 8.01 of the Company’s Current Report on Form 8-K dated June 16, 2009. On July 27, 2009, the Company completed a second settlement with additional plaintiffs representing approximately 8.7% of the total number of original plaintiffs.

Including both the June 17 and July 27 settlements, the Company paid a total of $5.91 million for the cash portion of the settlement and issued Warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share. The Company’s insurers contributed $950,000 to the $5.91 million cash portion of the settlement.

Following the June 17 and July 27 settlements, only 17 plaintiffs remain who have not settled with the Company out of the approximately 1,200 original plaintiffs. The settlements resulted in the Company eliminating over 99% of its potential liability with respect to the Trade Partners litigation and any remaining potential liability is immaterial.

The Settlement Agreement did not contain any admission of liability or wrongdoing by the Company or Macatawa Bank.

As of the date hereof, except as disclosed above, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

Item 1A. Risk Factors.

The following supplement is provided to the risk factor associated with the Company’s ability to pay dividends included in our SEC Form 10-K for the year ended December 31, 2008.

The declining economic conditions have led to increased provisions for loan losses and lower profitability for the Bank and Company. As such, we temporarily suspended the cash dividend to common shareholders since the second quarter of 2008 to preserve capital at the Bank and Company. Capital levels for the Bank and Company continue to be maintained at levels in excess of regulatory minimums for banks and bank holding companies. The Company’s Board of Directors has and will continue to evaluate quarterly its ability to reinstitute the cash dividend to common shareholders based upon the current and expected outlook for capital and profitability.

The Company’s Form 10-K for the year ended December 31, 2008 also included a risk factor associated with the litigation involving Trade Partners. This litigation has been substantially settled as disclosed in the footnotes to the financial statements included herein.

There have been no other material changes in the risk factors applicable to the Company from those disclosed in its Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. The Corporation did not repurchase any shares of its common stock in the open market under the repurchase plan during the first six months of 2009. The Corporation has remaining authority to repurchase up to $26,103,695 of market value of its common stock under the repurchase plan.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Securities Holders.

a)	The annual meeting of shareholders was held on April 23, 2009, at which the shareholders of Macatawa Bank Corporation voted to elect one director for a term of three years and to ratify the appointment of Crowe Horwath LLP as independent auditors for the fiscal year ending December 31, 2009. The results are as follows:

Director Nominee	For	Withheld
Ronald L. Haan	14,049,655	696,668

Ratification of Auditors	For	Against	Abstain
Crowe Horwath LLP	14,518,216	165,787	62,319

Item 5. Other Information. None.

Item 6. Exhibits.

31.1	Certificate of the Co-Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Co-Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Co-Chief Executive Officers and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION /s/ Philip J. Koning —————————————— Philip J. Koning Co-Chief Executive Officer (Principal Executive Officer)

MACATAWA BANK CORPORATION /s/ Ronald L. Haan —————————————— Ronald L. Haan Co-Chief Executive Officer (Principal Executive Officer)

MACATAWA BANK CORPORATION /s/ Jon W. Swets —————————————— Jon W. Swets Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 10, 2009

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Co-Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Co-Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Co-Chief Executive Officers and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.