Form 10-Q
period 2009-09-30
MACATAWA BANK CORP
filed 2009-10-30
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  [_]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,701,817 shares of the Company’s Common Stock (no par value) were outstanding as of October 29, 2009.

INDEX

Page Number

Part I. Financial Information

Item 1.
Consolidated Financial Statements	3
Notes to Consolidated Financial Statements	8

Item 2.
Management's Discussion and Analysis of
Results of Operations and Financial Condition	23

Item 3.
Quantitative and Qualitative Disclosures
About Market Risk	35

Item 4.
Controls and Procedures	36

Part II. Other Information:

Item 1.
Legal Proceedings	37

Item 1.A.
Risk Factors	37

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.
Defaults Upon Senior Securities	38

Item 4.
Submission of Matters to a Vote of Security Holders	38

Item 5.
Other Information	38

Item 6.
Exhibits	38

Signatures	39

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 (unaudited) and December 31, 2008

(dollars in thousands)	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$22,441	$29,188
Federal funds sold and other short term investments	147,527	39,096
Cash and cash equivalents	169,968	68,284

Securities available for sale	141,825	184,681
Securities held to maturity	655	1,835
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale, at fair value at September 30, 2009	2,934	2,261
Total loans	1,556,903	1,774,063
Allowance for loan losses	(48,049)	(38,262)
Net loans	1,508,854	1,735,801

Premises and equipment - net	61,738	63,482
Accrued interest receivable	7,243	7,746
Bank-owned life insurance	24,165	23,645
Other real estate owned	33,419	19,516
Other assets	18,696	29,846
Total assets	$1,981,772	$2,149,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$221,967	$192,842
Interest-bearing	1,324,344	1,472,919
Total deposits	1,546,311	1,665,761

Other borrowed funds	288,023	284,790
Subordinated debt	1,650	---
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	6,876	8,370
Total liabilities	1,884,098	2,000,159

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at September
30, 2009 and December 31, 2008	30,604	30,637
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding at September 30,
2009 and no shares issued and outstanding at December 31, 2008	2,560	---
Common stock, no par value, 40,000,000 shares authorized; 17,701,817 and
17,161,515 shares issued and outstanding at September 30, 2009 and December
31, 2008, respectively	167,210	164,327
Retained earnings (deficit)	(105,591)	(48,289)
Accumulated other comprehensive income (loss)	2,891	2,538
Total shareholders' equity	97,674	149,213
Total liabilities and shareholders' equity	$1,981,772	$2,149,372

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2009 and 2008 (unaudited)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest income
Loans, including fees	$21,737	$26,388	$67,581	$82,287
Securities	1,539	1,752	4,986	5,977
FHLB Stock	99	164	291	491
Other	159	310	331	375
Total interest income	23,534	28,614	73,189	89,130

Interest expense
Deposits	7,317	9,843	24,399	31,760
Debt and other borrowed funds	3,023	3,935	9,402	12,749
Total interest expense	10,340	13,778	33,801	44,509

Net interest income	13,194	14,836	39,388	44,621
Provision for loan losses	21,580	2,425	52,740	23,585
Net interest income after provision for loan losses	(8,386)	12,411	(13,352)	21,036

Noninterest income
Service charges and fees	1,205	1,383	3,644	3,946
Net gains on mortgage loans	153	168	2,276	987
Trust fees	948	1,113	2,865	3,447
Gain on sales of securities	---	---	---	412
Gain on settlement of interest rate swaps	---	---	---	832
Other	1,328	1,474	4,396	4,571
Total noninterest income	3,634	4,138	13,181	14,195

Noninterest expense
Salaries and benefits	6,162	6,526	18,537	20,302
Occupancy of premises	1,078	1,111	3,290	3,451
Furniture and equipment	1,010	1,041	3,056	3,026
Legal and professional	403	334	1,035	971
Marketing and promotion	226	169	678	879
Data processing	530	455	1,492	1,426
FDIC assessment	1,030	359	3,509	1,080
Administration and disposition of problem assets	3,128	1,566	7,726	3,428
Trade Partners litigation settlement	---	---	5,533	---
Other	2,164	2,478	6,620	7,558
Total noninterest expenses	15,731	14,039	51,476	42,121

Income (loss) before income tax	(20,483)	2,510	(51,647)	(6,890)
Income tax expense (benefit)	(600)	639	2,786	(3,093)

Net income (loss)	(19,883)	1,871	(54,433)	(3,797)
Dividends declared on preferred shares	991	---	2,869	---
Net income (loss) available to common shares	$(20,874)	$1,871	$(57,302)	$(3,797)

Basic earnings (loss) per common share	$(1.18)	$.11	$(3.30)	$(.22)
Diluted earnings (loss) per common share	(1.18)	.11	(3.30)	(.22)
Cash dividends per common share	---	---	---	.26

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2009 and 2008
(unaudited)

(dollars in thousands	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Net income (loss)	$(19,883)	$1,871	$(54,433)	$(3,797)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on
securities available for sale	1,476	(515)	353	(955)

Comprehensive income (loss)	$(18,407)	$1,356	$(54,080)	$(4,752)

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Month Periods Ended September 30, 2009 and 2008
(unaudited)

(dollars in thousands, except per share data)	Preferred Stock		Common	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2008	---	---	$163,522	$(4,208)	$1,311	$160,625

Net loss for nine months ended September 30, 2008				(3,797)		(3,797)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on
securities available for sale					(955)	(955)
Comprehensive loss						(4,752)

Issued 32,824 shares for stock option exercises
(net of 1,010 shares exchanged and
including $40 of tax benefit)			174			174

Stock compensation expense			461			461

Cash dividends declared on common shares
($.26 per share)				(4,410)		(4,410)
Balance, September 30, 2008	---	--	$164,157	$(12,415)	$356	$152,098

Balance, January 1, 2009	$30,637	---	$164,327	$(48,289)	$2,538	$149,213

Net loss for nine months ended September 30, 2009				(54,433)		(54,433)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on
securities available for sale					353	353
Comprehensive loss						(54,080)

Preferred stock issuance costs	(33)	(40)				(73)

Issued 2,600 shares of preferred stock		2,600				2,600

Issued 538,386 shares of common stock			1,650			1,650

Common stock warrants issued			806			806

Stock compensation expense			427			427

Cash dividends declared on preferred shares				(2,869)		(2,869)

Balance, September 30, 2009	$30,604	$2,560	$167,210	$(105,591)	$2,891	$97,674

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2009 and 2008 (unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities
Net income (loss)	$(54,433)	$(3,797)
Adjustments to reconcile net income (loss) to net cash from operating operating activities:
Depreciation and amortization	2,780	2,903
Stock compensation expense	427	461
Stock warrant expense	806	---
Provision for loan losses	52,740	23,585
Deferred tax asset valuation allowance	21,694	---
Origination of loans for sale	(149,749)	(62,431)
Proceeds from sales of loans originated for sale	151,412	65,562
Net gains on mortgage loans	(2,276)	(987)
Gain on sales of securities	---	(412)
Write-down of other real estate	2,402	1,317
Net (gain) loss on sales of other real estate	(113)	211
Decrease (increase) in accrued interest receivable and other assets	(10,582)	(10,706)
Earnings in Bank-owned life insurance	(520)	(707)
Increase (decrease) in accrued expenses and other liabilities	(1,538)	10,197
Net cash from operating activities	13,050	25,196
Cash flows from investing activities
Loan originations and payments, net	151,960	(44,958)
Purchases of securities available for sale	(12,081)	(45,973)
Proceeds from:
Maturities and calls of securities available for sale	55,334	60,986
Maturities and calls of securities held to maturity	1,136	---
Sales of securities available for sale	---	21,704
Principal paydowns on securities	88	17
Sales of other real estate	6,055	2,464
Additions to premises and equipment	(721)	(2,146)
Net cash from investing activities	201,771	(7,906)
Cash flows from financing activities
Net increase (decrease) in deposits	(119,450)	170,048
Net decrease in short term borrowings	---	(46,467)
Proceeds from other borrowed funds	65,000	255,000
Repayments of other borrowed funds	(61,767)	(313,943)
Proceeds from issuance of subordinated debt	1,650	---
Cash dividends paid on common shares	---	(4,410)
Cash dividends paid on preferred shares	(2,747)	---
Net proceeds from issuance of preferred stock	2,527	---
Proceeds from issuance of common stock	1,650	---
Proceeds from exercises of stock options, including tax benefit	---	174
Net cash from financing activities	(113,137)	60,402
Net change in cash and cash equivalents	101,684	77,692
Cash and cash equivalents at beginning of period	68,284	49,816
Cash and cash equivalents at end of period	$169,968	$127,508

Supplemental cash flow information
Interest paid	$35,822	$45,173
Income taxes paid	---	3,850
Supplemental noncash disclosures:
Transfers from loans to other real estate	22,247	7,643
Preferred stock dividends accrued, paid in subsequent quarter	939	---

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

The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are not consolidated with the Company per Generally Accepted Accounting Principles.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Management evaluated subsequent events through October 30, 2009, the date the consolidated financial statements were issued.  We have not evaluated subsequent events relating to these financial statements after this date.

Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2008 Form 10-K containing financial statements for the year ended December 31, 2008.

New Accounting Pronouncements:

In the third quarter of 2009 the Company adopted ASU No. 2009-01 (formerly Statement No. 168) Topic 105, Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Financial Accounting Standards Board (FASB) Accounting Standards Codification (“Codification” or “ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP in these Notes to the Consolidated Financial Statements are provided under the Codification structure where applicable.

In March 2008, the FASB issued new guidance impacting ASC Topic 815, Derivatives and Hedging, relating to disclosures about derivative instruments and hedging activities. This new guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. Adoption of this new guidance in the first quarter of 2009 did not have a material impact on the Company’s results of operations or financial position.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the FASB issued new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in ASC Topic 260. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted this new guidance on January 1, 2009 which had the effect of treating the Company’s unvested restricted stock awards as participating in the earnings allocation when computing earnings per share. The adoption of this new guidance did not have a significant impact on the Company’s earnings per share for any period presented.

In April 2009, the FASB issued new guidance impacting ASC Topic 320, Investments — Debt and Equity Instruments, related to recognition and presentation of other-than-temporary impairments. This new guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, this new guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. Adoption of this new guidance in the second quarter of 2009 did not have an impact on the Company’s results of operations or financial position as the Company has had no other-than-temporary impairment on any of its debt securities. Disclosures have been added accordingly in the Notes to the Consolidated Financial Statements.

In April 2009, the FASB also issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. A number of factors are considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. This guidance requires increased disclosures and is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this new guidance by the Company in the second quarter of 2009 did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB also issued new guidance impacting ASC Topic 825, Financial Instruments, related to interim disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. The Company adopted this new guidance in the second quarter of 2009 and accordingly, required disclosures are included in the Notes to the Consolidated Financial Statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Available for Sale:
U.S. federal agency securities	$85,891	$2,121		$(5)	$88,007
State and municipal bonds	50,487	2,345		(29)	52,803
Other equity securities	1,000	15		---	1,015
	$137,378	$4,481		$(34)	$141,825
Held to Maturity:
State and municipal bonds	$655	$20	$	---	$675

	$655	$20	$	---	$675

December 31, 2008

Available for Sale:
U.S. federal agency securities	$129,982	$3,653		$(1)	$133,634
State and municipal bonds	49,794	691		(430)	50,055
Other equity securities	1,000	---		(8)	992
	$180,776	$4,344		$(439)	$184,681
Held to Maturity:
State and municipal bonds	$1,835	$32	$	---	$1,867

	$1,835	$32	$	---	$1,867

Contractual maturities of debt securities at September 30, 2009 were as follows (dollars in thousands):

	Held-to-Maturity Securities				Available-for-Sale Securities
	Amortized Cost		Fair Value		Amortized Cost	Fair Value
Due in one year or less	$	---	$	---	$19,744	19,972
Due from one to five years		162		167	69,994	72,210
Due from five to ten years		493		508	37,305	38,944
Due after ten years		---		---	9,335	9,684

		$655		$675	$136,378	$140,810

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

September 30, 2009

U.S federal agency securities	$4,995	$(5)	$	---	$	---	$4,995	$(5)
State and municipal bonds	884	(29)		---		---	884	(29)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$5,879	$(34)		---		---	$5,879	$(34)

	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

December 31, 2008

U.S. federal agency securities	$88	$(1)	$	---	$	---	$88	$(1)
State and municipal bonds	16,619	(430)		---		---	16,619	(430)
Other equity securities	992	(8)		---		---	992	(8)

Total temporarily impaired	$17,699	$(439)	$	---	$	---	$17,699	$(439)

There were no sales of securities for the three and nine month periods ended September 30, 2009 and the three month period ended September 30, 2008. Proceeds from the sale of available for sale securities were $21,704,000 and resulted in gross gains of $412,000 for the nine months ended September 30, 2008.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, Investments — Debt and Equity Instruments.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

For unrealized losses on securities at September 30, 2009 and December 31, 2008, no loss has been recognized into income because management has the intent and ability to hold these securities for the foreseeable future and the declines are largely due to differences in market interest rates as compared to those of the underlying securities. The declines in fair value are considered temporary and are expected to recover as the bonds approach their maturity date.

NOTE 3 – LOANS

Loans were as follows (in thousands):

	September 30, 2009	December 31, 2008
Commercial and industrial	$375,636	$451,826
Commercial real estate	834,664	927,633
Total commercial	1,210,300	1,379,459
Residential mortgage	166,960	203,954
Consumer	179,643	190,650
	1,556,903	1,774,063
Allowance for loan losses	(48,049)	(38,262)
	$1,508,854	$1,735,801

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses was as follows (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Balance at beginning of period	$37,621	$29,579	$38,262	$33,422
Provision for loan losses	21,580	2,425	52,740	23,585
Charge-offs	(11,758)	(1,869)	(44,380)	(27,090)
Recoveries	606	356	1,427	574
Balance at end of period	$48,049	$30,491	$48,049	$30,491

Impaired loans were as follows at period end (dollars in thousands):

	September 30, 2009	December 31, 2008
Loans with no allocated allowance for loan losses	$69,142	$49,922
Loans with allocated allowance for loan losses	93,769	102,015
	162,911	151,937
Amount of the allowance for loan losses allocated	$25,480	$20,008

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Average of impaired loans during the period	$157,062	$118,801
Interest income recognized during impairment	3,200	1,663
Cash received for interest during impairment	2,923	1,422

Nonperforming loans were as follows at period-end (dollars in thousands):

	September 30, 2009	December 31, 2008
Loans past due over 90 days still on accrual	$4,749	$3,200
Nonaccrual loans	83,411	89,049
	$88,160	$92,249

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Other real estate owned, initial balanced transferred in	$36,640	$21,135
Less: valuation allowance	(3,221)	(1,619)

	$33,419	$19,516

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Beginning balance	$2,963	$978	$1,619	$147
Additions charged to expense	547	462	2,402	1,317
Deletions upon disposition	(289)	(273)	(800)	(297)

Ending balance	$3,221	$1,167	$3,221	$1,167

Net realized gains on sales of other real estate were $4,000 and $113,000 for the three and nine month periods ended September 30, 2009. Net realized losses on sales of other real estate were $71,000 and $211,000 for the three and nine month periods ended September 30, 2008.

NOTE 5 – FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value include:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
September 30, 2009
U.S. federal agency securities	$88,007	$	---	$88,007	$	---
State and municipal bonds	52,803			52,803
Other equity securities	1,015			1,015
Loans held for sale	2,934		---	2,934		---

December 31, 2008
Available for sale securities	$184,681	$	---	184,681	$	---
Loans held for sale	2,261		---	2,261		---

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
September 30, 2009
Impaired loans	$54,560	$	---	$	---	$54,560
Other real estate owned	31,160		---		---	31,160

December 31, 2008
Impaired loans	$39,272	$	---	$	---	$39,272

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $57.3 million and $42.9 million with a valuation allowance of $2.7 million and $3.6 million at September 30, 2009 and December 31, 2008, respectively. An additional provision for loan losses of approximately $7.3 million and $2.2 million was recorded on these loans for the three month periods ended September 30, 2009 and 2008, respectively. An additional provision for loan losses of approximately $23.8 million and $11.1 million was recorded on these loans for the nine month periods ended September 30, 2009 and 2008, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Other real estate owned measured using the fair value of collateral, had a carrying amount of $36.6 million with a valuation allowance of $3.2 million at September 30, 2009. Additional writedowns of approximately $547,000 and $2.4 million were recorded on these properties for the three and nine month periods ended September 30, 2009.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 are as follows (dollars in thousands).

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$169,968	$169,968	$68,284	$68,284
Securities available for sale	141,825	141,825	184,681	184,681
Securities held to maturity	655	675	1,835	1,867
FHLB stock	12,275	N/A	12,275	N/A
Loans held for sale	2,934	2,934	2,261	2,261
Loans, net	1,508,854	1,508,471	1,735,801	1,709,672
Accrued interest receivable	7,243	7,243	7,746	7,746
Bank-owned life insurance	24,165	24,165	23,645	23,645

Financial liabilities
Deposits	(1,546,311)	(1,556,582)	(1,665,761)	(1,678,591)
Other borrowed funds	(288,023)	(293,065)	(284,790)	(292,198)
Subordinated debt	(1,650)	(1,650)	---	---
Long-term debt	(41,238)	(34,299)	(41,238)	(34,906)
Accrued interest payable	(2,346)	(2,346)	(4,366)	(4,366)

Off-balance sheet credit-related items	---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Noninterest-bearing demand	$221,967	$192,842
Interest bearing demand	261,648	230,091
Savings and money market accounts	380,672	411,369
Certificates of deposit	682,024	831,459
	$1,546,311	$1,665,761

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS (Continued)

Approximately $401,234,000 and $574,861,000 in certificates of deposit were in denominations of $100,000 or more at September 30, 2009 and December 31, 2008.

Brokered deposits totaled approximately $236,796,000 and $337,768,000 at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, brokered deposits had interest rates ranging from 3.50% to 4.55% and 3.25% to 4.90%, respectively. At September 30, 2009, maturities for brokered deposits were as follows (in thousands):

Due in one year or less	$169,963
Due from one to two years	63,177
Due from two to three years	3,656
$236,796

NOTE 7 — EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three and nine month periods ended September 30, 2009 and 2008 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net income (loss)	$(19,883)	$1,871	$(54,433)	$(3,797)
Dividends declared on preferred shares	(991)	---	(2,869)	---
Net income (loss) available to common shares	$(20,874)	$1,871	$(57,302)	$(3,797)

Weighted average shares outstanding, including
participating stock awards -
Basic	17,669,440	17,022,393	17,365,840	17,013,386
Dilutive potential common shares:
Stock options	---	22,586	---	---
Conversion of preferred stock	---	---	---	---
Weighted average shares outstanding -
Diluted	17,669,440	17,044,979	17,365,840	17,013,386

Basic earnings (loss) per common share	$(1.18)	$0.11	$(3.30)	$(0.22)
Diluted earnings (loss) per common share (1)	(1.18)	0.11	(3.30)	(0.22)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per common share calculation.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — EARNINGS PER COMMON SHARE (Continued)

Stock options for 960,571 shares of common stock for both the three and nine month periods ended September 30, 2009 and stock options for 940,119 and 1,067,612 shares of common stock for the three and nine month periods ended September 30, 2008 were not considered in computing diluted earnings per share because they were antidilutive. Potential common shares associated with convertible preferred stock were excluded from dilutive potential common shares as they were antidilutive.

NOTE 8 — FEDERAL INCOME TAXES

The consolidated provision (benefit) for income taxes was as follows (dollars in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Current	$(410)	$1,397	$(7,512)	$(2,612)
Deferred (benefit) expense	(6,994)	(758)	(11,396)	(481)
Change in valuation allowance	6,804	---	21,694	---
	$(600)	$639	$2,786	$(3,093)

The difference between the financial statement tax expense (benefit) and the amount computed by applying the statutory federal tax rate to pretax income (loss) was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income (loss) before taxes	$(7,169)	$879	$(18,076)	$(2,412)
Add (deduct)
Change in valuation allowance	6,804	---	21,694	---
Tax-exempt interest income	(167)	(166)	(503)	(493)
Bank-owned life insurance	(82)	(86)	(360)	(248)
Other, net	14	12	31	60
	$(600)	$639	$2,786	$(3,093)

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — FEDERAL INCOME TAXES (Continued)

At September 30, 2009, we concluded the need for a valuation allowance based primarily on our net operating loss for 2008, our net operating loss for the first nine months of 2009 and the challenging operating environment currently confronting banks that could impact future operating results. As a result, we recorded a $21.7 million valuation allowance on deferred tax assets at September 30, 2009 that was charged to federal income tax expense. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2009		December 31, 2008
Deferred tax asset
Allowance for loan losses		$16,817	$13,392
Nonaccrual loan interest		215	368
Valuation allowance on other real estate owned		1,127	567
Net operating loss carryforward		6,283	---
Tax credit carryforwards		551	---
Other		1,518	910
Gross deferred tax assets		26,511	15,237
Valuation allowance		(21,694)	---
Total net deferred tax assets		4,817	15,237

Deferred tax liabilities
Depreciation		(2,142)	(2,227)
Purchase accounting adjustments		(232)	(306)
Unrealized gain on securities available for sale		(1,557)	(1,367)
Prepaid expenses		(473)	(490)
Other		(413)	(359)
Gross deferred tax liabilities		(4,817)	(4,749)
Net deferred tax asset	$	---	$10,488

Realization of deferred tax assets associated with net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. At September 30, 2009, the Company had a net operating loss carryforward of approximately $18.0 million which, if not used against taxable income, will expire in 2029.

There were no unrecognized tax benefits at September 30, 2009. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2006.

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

Following the June 17 and July 27 settlements all plaintiffs have either settled with the Company or have been dismissed. The settlements resulted in the Company eliminating 100% of its potential liability with respect to the Trade Partners litigation.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

At September 30, 2009 and December 31, 2008, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total capital (to risk weighted assets)
Consolidated	$157,101	9.5%	$132,862	8.0%	N/A	N/A
Bank	154,519	9.3	132,622	8.0	$165,778	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	125,805	7.6	66,431	4.0	N/A	N/A
Bank	133,449	8.1	66,311	4.0	99,467	6.0
Tier 1 capital (to average assets)
Consolidated	125,805	6.3	79,840	4.0	N/A	N/A
Bank	133,449	6.7	79,713	4.0	99,641	5.0

December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$209,553	11.3%	$148,835	8.0%	N/A	N/A
Bank	198,922	10.7	148,611	8.0	$185,764	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	186,112	10.0	74,417	4.0	N/A	N/A
Bank	175,516	9.5	74,306	4.0	111,458	6.0
Tier 1 capital (to average assets)
Consolidated	186,112	8.8	85,101	4.0	N/A	N/A
Bank	175,516	8.3	84,997	4.0	106,246	5.0

Approximately $31.5 million and $40.0 million of trust preferred securities outstanding at September 30, 2009 and December 31, 2008 qualified as Tier 1 capital. Refer to the Company’s Form 10-K as of December 31, 2008 for more information on the trust preferred securities.

The Bank was categorized as adequately capitalized at September 30, 2009 and well capitalized at December 31, 2008. There are no conditions or events since September 30, 2009 that management believes have changed its category. The Bank’s total regulatory capital was $11.3 million below the level required to be well capitalized at September 30, 2009.

Since the Bank was adequately capitalized at September 30, 2009, regulatory approval is required to accept brokered deposits. The Bank has not issued brokered deposits since November of 2008 and does not plan to increase brokered deposits but rather continue to reduce its level of brokered deposits throughout 2010. A maturity table of deposits issued through brokers is included in the deposit footnote.

Effective January 1, 2010, the interest rate paid for deposits by institutions that are less than well capitalized will be limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. The Company does not expect this requirement to impact its current deposit gathering activities.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

Under the State of Michigan Banking Code, the Bank is also restricted from paying dividends to the Holding Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $14.7 million at September 30, 2009.

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

Convertible Preferred Stock

In the second and third quarters of 2009, the Company issued 2,600 shares of 9% Series B Preferred Stock with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $2.6 million.

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

Both the Series A and Series B Preferred Stock qualified as Tier I capital for the Company.

If all of the outstanding shares of the Series A and Series B Preferred Stock were converted into common stock, the shares of Series A and Series B Preferred Stock would convert into a total of approximately 3.9 million shares of common stock at September 30, 2009.

On August 20, 2009, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock of $30.00 per share. The dividend is payable October 30, 2009 to shareholders of record on September 15, 2009.

Common Stock

In the second and third quarters of 2009, the Company issued 538,386 shares of common stock to accredited investors as part of the private offering. The shares were issued at an average price of $3.06 per share resulting in total proceeds of $1.7 million.

Subordinated Notes

In the second and third quarters of 2009, the Company received proceeds of $1,650,000 from the issuance of subordinated debt. The subordinated debt was in the form of 11% subordinated notes due 2017. The subordinated notes qualified as Tier 2 capital for the Company and are not convertible into common stock or preferred stock.

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

Since opening in November of 1997, Macatawa Bank has generally experienced rapid growth. We believe that growth in core deposits is key to our long-term success and it is our primary funding source for asset growth. Establishing a branching network in our markets has been of high importance in order to facilitate this core deposit growth. We have and continue to enjoy success in building new and existing relationships through our branch network in the Holland/Zeeland, greater Grand Rapids and Grand Haven markets. We have gained community awareness and acceptance in our markets through our branch network and high quality service standards.

Up until the end of 2007, the West Michigan markets within which we operate have historically provided significant expansion opportunities. The weak local and national economic conditions that have persisted during this time have resulted in slower growth or contraction within most industry segments within our markets. These poor economic conditions within our markets have contributed to the decline in our financial performance and asset quality. Accordingly, we have slowed our overall asset growth to focus on improving our financial condition, including asset quality amidst the weak economic conditions in West Michigan. When economic conditions and our financial performance improve, we will again assess the prospects for future branch expansion and growth in our balance sheet.

RESULTS OF OPERATIONS

Summary: Net loss available to common shares for the quarter ended September 30, 2009 was $20.9 million, compared to third quarter 2008 net income of $1.9 million. Loss per common share on a diluted basis was $1.18 for the third quarter of 2009 compared to earnings per common share of $0.11 for the same period in 2008. Net loss available to common shares for the nine months ended September 30, 2009 was $57.3 million compared to a net loss of $3.8 million for the same period in the prior year. Loss per common share on a diluted basis was $3.30 for the nine months ended September 30, 2009 compared to $0.22 for the same period in the prior year.

Both the three and nine month periods ended September 30, 2009 were significantly impacted by the cost associated with problem loans and non-performing assets. The provision for loan losses remained elevated and was $21.6 million and $52.7 million for the three and nine months ended September 30, 2009 compared to $2.4 million and $23.6 million for the three and nine months ended September 30, 2008. Costs associated with nonperforming assets were $3.1 million and $7.7 million for the three and nine months ended September 30, 2009 compared to $1.6 million and $3.4 million for the three and nine months ended September 30, 2008. Lost interest from rising balances of non-performing assets was approximately $2.2 million and $6.8 million for the three and nine months ended September 30, 2009 compared to $1.4 million and $4.1 million for the three and nine months ended September 30, 2008. Each of these items is discussed more fully below.

The decrease in net income for the three months ended September 30, 2009 compared to the same period in 2008 was also partly due to an additional $6.8 million non-cash charge included in federal income tax expense to increase the valuation allowance for deferred tax assets.

The decrease in net income for the nine months ended September 30, 2009 compared to the same period in the prior year was also partly due to a non-cash charge of $21.7 million included in federal income tax expense to associated with the valuation allowance for deferred tax assets, a $5.5 million one-time charge associated with the settlement of the Trade Partners lawsuit and a $960,000 special FDIC assessment.

Net Interest Income: Third quarter net interest income totaled $13.2 million, a decrease of $1.6 million as compared to the third quarter of 2008. Net interest income for the first nine months of 2009 totaled $39.4 million, a decrease of $5.2 million as compared to $44.6 million for the same period in 2008.

The decrease in net interest income for both the three and nine month periods was primarily from a decline in the fully taxable equivalent net interest income as a percentage of average interest-earning assets (i.e. “net interest margin” or “margin”). As customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis.

The net interest margin decreased 15 basis points to 2.83% for the third quarter of 2009 and 26 basis points to 2.75% for the first nine months of 2009 when compared to the same periods in the prior year. The net interest margin has steadily improved during 2009 despite the pressure from higher balances of non-performing assets; from 2.66% in the first quarter to 2.79% in the second quarter to 2.83% in the third quarter.

Approximately 16 basis points of the decline in margin or $1.1 million of the decrease in net interest income, and 19 basis points of the decline in margin or $2.8 million of the decrease in net interest income, respectively, for the three and nine month periods was from lost interest from higher balances of non-performing assets and interest reversals on loans moved into a non-accrual status. Also contributing to the margin decline for the nine month period was the Federal funds and prime rate cuts that occurred throughout 2008.

Average earning assets decreased $113.6 million to $1.87 billion for the third quarter of 2009 and $55.4 million to $1.92 billion for the nine month period ended September 30, 2009 compared to the same periods of the prior year.

During both the three and nine month periods, the decrease in the yield on earning assets exceeded the decrease in the cost of interest bearing funds and was the primary reason for the decline in the net interest margin. The yield on earning assets decreased by 72 basis points for the three months ended September 30, 2009 and 90 basis points for the nine months ended September 30, 2009 compared to the same periods in the prior year. The short-term interest rate cuts that began in the third quarter of 2007 and continued throughout 2008 caused a decrease in the yield on our variable rate loan portfolio and was the primary reason for the decrease in yield on earning assets. The decline was also impacted by an increase in lower yielding short-term investments and rising balances of non-accrual loans. The Company has chosen to hold excess investable funds in these lower yielding short-term investments to improve its balance sheet liquidity during the current economic downturn.

The rising balances of non-accrual loans throughout 2008 and into 2009 resulted in additional decline in the yield on earning assets of approximately 12 and 14 basis points, respectively, for the three and nine months ended September 30, 2009 compared to the same periods in the prior year. Average non-accrual loans were $96.7 million and $73.5 million for the three month periods ended September 30, 2009 and 2008, resulting in an estimated reduction of 39 basis points and 27 basis points, respectively, in the yield on earning assets for each period. Average non-accrual loans were $101.3 million and $75.6 million for the nine month periods September 30, 2009 and 2008, resulting in an estimated reduction of 40 basis points and 26 basis points, respectively, in the yield on earning assets for each period.

The cost of funds decreased 57 basis points for the three months ended September 30, 2009 and 67 basis points for the nine months ended September 30, 2009 compared to the same periods in the prior year. A decrease in the rates paid on our deposit accounts in response to declining market rates, the rollover of time deposits at lower rates, and the rollover and repositioning of other borrowings within the lower rate environment were the primary reasons for the decrease in the cost of funds.

The level of earning assets is expected to decline in the near term due to the persistent weak economic conditions in Michigan. A continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, is expected to continue to have a positive impact on net interest income throughout the remainder of 2009.

The following table shows an analysis of net interest margin for the three month periods ending September 30, 2009 and 2008.

	For the three months ended September 30,
	2009			2008
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$101,553	$1,002	3.94%	$114,099	$1,210	4.24%
Tax-exempt securities (1)	51,144	537	6.47%	51,355	542	6.49%
Loans (2)	1,602,454	21,737	5.33%	1,757,839	26,388	5.90%
Federal Home Loan Bank stock	12,275	99	3.17%	12,275	164	5.22%
Federal funds sold and other short-term investments	103,569	159	0.61%	48,979	310	2.48%
Total interest earning assets (1)	1,870,995	23,534	5.01%	1,984,547	28,614	5.73%

Noninterest earning assets:
Cash and due from banks	25,035			27,947
Other	105,385			129,571

Total assets	$2,001,415			$2,142,065

Liabilities
Deposits:
Interest bearing demand	246,135	323	0.52%	$240,791	594	0.98%
Savings and money market accounts	393,508	627	0.63%	438,250	1,654	1.50%
Time deposits	697,965	6,367	3.62%	785,680	7,595	3.84%
Borrowings:
Other borrowed funds	280,057	2,657	3.71%	296,254	3,328	4.39%
Long-term debt	41,238	366	3.48%	41,238	600	5.69%
Federal funds purchased	---	---	---%	1,284	7	2.26%
Total interest bearing liabilities	1,658,903	10,340	2.46%	1,803,497	13,778	3.03%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	216,520			176,266
Other noninterest bearing liabilities	8,305			10,083
Shareholders' equity	117,687			152,219

Total liabilities and shareholders' equity	$2,001,415			$2,142,065

Net interest income		$13,194			$14,836

Net interest spread (1)			2.55%			2.70%
Net interest margin (1)			2.83%			2.98%
Ratio of average interest earning assets to
average interest bearing liabilities	112.79%			110.04%

(1)	Yield adjusted to fully tax equivalent using a 35% tax rate.
(2)	Includes non-accrual loans of approximately $96.7 million for the three months ended September 30, 2009 and approximately $73.5 million for the three months ended September 30, 2008.

The following table shows an analysis of net interest margin for the nine month periods ending September 30, 2009 and 2008.

	For the nine months ended September 30,
	2009			2008
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$112,020	$3,368	4.01%	$131,620	$4,350	4.41%
Tax-exempt securities (1)	51,393	1,618	6.46%	51,400	1,627	6.49%
Loans (2)	1,674,124	67,581	5.34%	1,763,110	82,287	6.15%
Federal Home Loan Bank stock	12,275	291	3.13%	12,275	491	5.25%
Federal funds sold and other short-term investments	73,437	331	0.60%	20,218	375	2.44%
Total interest earning assets (1)	1,923,249	73,189	5.10%	1,978,623	89,130	6.00%

Noninterest earning assets:
Cash and due from banks	23,507			27,216
Other	108,947			124,420

Total assets	$2,055,703			$2,130,259

Liabilities
Deposits:
Interest bearing demand	$237,249	1,078	0.61%	$250,971	2,448	1.30%
Savings and money market accounts	404,027	2,194	0.73%	413,605	5,629	1.82%
Time deposits	756,778	21,127	3.73%	761,409	23,683	4.15%
Borrowings:
Other borrowed funds	275,243	8,165	3.91%	314,925	10,562	4.42%
Long-term debt	41,238	1,237	3.95%	41,238	1,970	6.28%
Federal funds purchased	68	---	---%	9,548	217	2.98%
Total interest bearing liabilities	1,714,603	33,801	2.63%	1,791,696	44,509	3.30%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	197,754			168,465
Other noninterest bearing liabilities	7,137			9,811
Shareholders' equity	136,209			160,287

Total liabilities and shareholders' equity	$2,055,703			$2,130,259

Net interest income		$39,388			$44,621

Net interest spread (1)			2.47%			2.70%
Net interest margin (1)			2.75%			3.01%
Ratio of average interest earning assets to
average interest bearing liabilities	112.17%			110.43%

(1)	Yield adjusted to fully tax equivalent using a 35% tax rate.
(2)	Includes non-accrual loans of approximately $101.3 million for the nine months ended September 30, 2009 and approximately $75.6 million for the nine months ended September 30, 2008.

Provision for Loan Losses: The provision for loan losses for the three and nine month periods ended September 30, 2009 was $21.6 million and $52.7 million compared to $2.4 million and $23.6 for the same periods in the prior year. The provision for loan losses remained elevated as we respond to continued declines in real estate values due to the prolonged weakness in the economy and its impact on our loan portfolio, primarily residential land development loans. The $19.2 million and $29.1 million increase in the provision for loan losses for the three and nine month periods ended September 30, 2009 related primarily to higher levels of net charge-offs and additional reserve requirements for impaired loans associated with these declines in real estate values. A decline in total portfolio loans during these periods partially offset the increase in the provision.

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

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2009 decreased to $3.6 million and $13.2 million, respectively, from $4.1 million and $14.2 million for the same periods in the prior year. Non-interest income for the nine month period ended September 30, 2008 included approximately $412,000, $243,000 and $832,000, respectively, of gains on the sale of securities, gains on the termination of certain borrowings and gains on the settlement of interest rate swaps.

Declines in revenue from deposit, trust and brokerage services during the third quarter of 2009 were the primary reasons for the $504,000 decline in noninterest income compared to the same period in the prior year. Revenue from deposit, trust and brokerage services was also down for the first nine months of 2009 compared to the same periods in the prior year. The decline in revenue from deposit services is related to a decrease in non-sufficient fund revenue, consistent with a decline across the entire banking industry. This decline was partially offset by an increase in other revenue sources from continued growth in core checking accounts and expansion of services to business customers. The decline in trust and brokerage service revenue is related to both a challenging market for account growth and retention and volatility in equity market valuations.

Increases in net gains from mortgage lending activities that happened in the first half of 2009 and revenue from ATM and debit card processing for the nine month period ended September 30, 2009 offset the declines in revenue noted above when compared to the same period in the prior year. The decline in mortgage rates that began in the first quarter of 2009 led to a significant increase in refinancing activity and is the primary reason for the $1.3 million increase in net gains on mortgage loans for the nine months ended September 30, 2009 compared to the same periods in the prior year.

Noninterest Expense: Noninterest expense for the three and nine month periods ended September 30, 2009 increased to $15.7 million and $51.5 million, respectively, from $14.0 million and $42.1 million for the same periods in the prior year. The increase for the nine month period ended September 30, 2009 included a $5.5 million one-time charge associated with the Trade Partners litigation settlement discussed in the Notes to the financial statements.

For the three and nine month periods ended September 30, 2009 costs associated with nonperforming assets increased to $3.1 million and $7.7 million, respectively, from $1.6 million and $3.4 million for the same periods in the prior year. Costs associated with nonperforming assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and subsequent reductions from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Legal and professional	$348	$153	$1,016	$359
Repossessed and foreclosed
property administration	2,215	898	4,307	1,402
Losses on repossessed and foreclosed
properties	565	515	2,403	1,667
Total	$3,128	$1,566	$7,726	$3,428

FDIC assessments increased by $671,000 to $1.0 million for the third quarter of 2009 compared to $359,000 for the third quarter of 2008 and by $2.4 million to $3.5 million for the nine month period ended September 30, 2009 compared to the same period in the prior year. The increase for the nine month period includes an industry-wide special assessment, which amounted to $960,000 for Macatawa Bank. The remaining increase in FDIC assessments was from higher assessment rates implemented by the FDIC in late 2008.

When excluding the Trade Partners litigation settlement charge, nonperforming asset costs and FDIC assessments, non-interest expense would have been approximately $11.6 million for the three month period ended September 30, 2009, down 5% from $12.1 million for the same period of 2008; and would have been approximately $34.7 million for the nine month period ended September 30, 2009, down 8% from $37.6 million for the same period of 2008.

Expense reduction initiatives that began in early 2008 have allowed the Company to manage costs in nearly all other areas of non-interest expense to offset the increases driven by higher nonperforming asset levels. Salaries and benefit expense decreased $364,000, or 6%, and $1.7 million, or 9% for the three and nine month periods ended September 30, 2009 compared to the same periods of 2008 largely due to staff reductions that occurred in 2008 and a curtailment of bonuses and wage increases in response to the deteriorating economic conditions. We expect controllable expense reduction to continue to improve for the remainder 2009 in response to these initiatives.

Federal Income Tax Expense (Benefit): The Company recorded a federal income tax benefit of $600,000 for the three month period ended September 30, 2009 and federal income tax expense of $2.8 million for the nine month period ended September 30, 2009 compared to federal income tax expense of $639,000 and a federal income tax benefit of $3.1 million for the same periods in the prior year. Federal income tax expense for the three and nine month periods ended September 30, 2009 included a $6.8 and $21.7 million valuation allowance on deferred tax assets as described in the Notes to the financial statements. The impact of the valuation allowance was primarily offset by a tax benefit associated with the net operating loss recorded for each period.

FINANCIAL CONDITION

Summary: In light of the persistent weak economic conditions that began in 2008, management has focused its efforts in 2009 on reducing its loan portfolio in higher concentration areas to improve its financial condition through preservation of capital, improved on-balance sheet liquidity and reduced reliance on non-core funding. Total assets were $1.98 billion at September 30, 2009 a decrease of $167.6 million from $2.15 billion at December 31, 2008. The overall decrease in total assets reflected a decline of $217.2 million in our loan portfolio and $42.9 million in available for sale securities partially used to increase short-term investments by $108.4 million. The decline in assets was primarily offset by a decline in deposits generated through brokers and rate sensitive in-market deposits.

Federal Funds Sold and Other Short Term Investments: The increase in Federal funds sold and other short-term investments to $147.5 at September 30, 2009 was from liquid money market investments held in large, money center banks to improve the liquidity of the balance sheet during this period of economic slowdown. The Company expects to maintain these higher balances until conditions improve and more attractive investment opportunities emerge.

Securities Available for Sale: Securities available for sale were $141.8 million at September 30, 2009 compared to $184.7 million at December 31, 2008. The decrease was primarily due to calls and maturities of approximately $55.3 million of U.S. Government Agency bonds. The additional cash flow has been temporarily reinvested in liquid money market investments as discussed above. As conditions improve, the Company expects to reinvest excess liquidity and selectively build its investment portfolio to diversify its asset quality.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $217.2 million to $1.56 billion at September 30, 2009 compared to $1.77 billion at December 31, 2008. During the first nine months of 2009, our residential mortgage, commercial and consumer loan portfolios decreased by $37.0 million, $169.2 million and $11.0 million, respectively.

While we have seen a decline in our residential mortgage portfolio, the volume of activity in this segment remained strong during the first nine months of 2009. Much of the decline in the residential mortgage portfolio was from refinancing and subsequent sale of loans in the secondary market. Mortgage loans originated for sale were $149.7 million in the first nine months of 2009 compared to $62.4 million for the same period in the prior year. Mortgage interest rates declined in the first half of 2009 as the government responded to weak economic conditions to help spur stimulus into the residential home market. Accordingly, the Company experienced a significant increase in refinancing activity. As refinancing activity has slowed since the beginning of 2009, we expect volumes to moderately decline for the remainder of 2009.

The decline in the commercial loan portfolio in recent quarters reflected the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio. In particular, deterioration in residential land development has continued to impact both asset growth and asset quality. The Company has focused its efforts throughout 2009 on reducing its exposure to residential land development loans, diversifying its commercial loan portfolio and improving asset quality. The Company expects continued shrinkage in its real estate development portfolios, primarily residential, to continue to diversify its credit exposure.

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 78% of the total loan portfolio at both September 30, 2009 and December 31, 2008. Residential mortgage loans and consumer loans each comprised 11% of total loans at both September 30, 2009 and December 31, 2008.

A further breakdown of the composition of commercial loans is shown in the table below (in thousands):

	September 30, 2009	December 31, 2008
Construction and Development	$195,712	$237,108
Commercial Real Estate	638,952	690,525
Total Commercial Real Estate	834,664	927,633
Commercial and Industrial	375,636	451,826
Total Commercial Loans	$1,210,300	$1,379,459

Commercial real estate consisted primarily of loans to business owners and developers of owner and non-owner occupied properties, secured by single and multi-family residential as well as non-residential real estate. Loans for development or sale of 1-4 family residential properties to land developers were approximately $164.9 million at September 30, 2009 compared to $203.7 million at December 31, 2008. Although it represented a narrow and declining slice of our commercial real estate portfolio, this segment has also been the major source of the Company’s asset quality challenges discussed more fully below. Of the total at September 30, 2009, approximately $24.2 million was secured by vacant land, $96.8 million was secured by developed residential land and $43.9 million was secured by 1-4 family properties held for speculative purposes. Vacant land was zoned for residential purposes but with no further development. Developed residential land has been further developed for future residential construction, including but not limited to completed lot surveys, road work, water, sewer and other utility preparation and general land grade. 1-4 family properties held for speculative purposes were on developed residential lots and included completed residential homes or residential homes in the process of construction.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. As of September 30 2009, nonperforming loans totaled $88.2 million or 5.66% of total portfolio loans compared to $96.2 million or 5.93% at June 30, 2009 and $92.3 million or 5.20% at December 31, 2008.

Loans for development or sale of 1-4 family residential properties were approximately $48.0 million or 54% of total non-performing loans at September 30, 2009 compared to $59.9 million or 65% of total non-performing loans at December 31, 2008. Of the total at September 30, 2009, approximately $1.5 million was secured by vacant land, $31.0 million was secured by developed residential land and $15.5 million was secured by 1-4 family properties held for speculative purposes.

Foreclosed assets totaled $33.4 million at September 30, 2009 compared to $19.5 million at December 31, 2008. Of the $33.4 million, there were 66 commercial real estate relationships totaling approximately $31.0 million. The remaining balance was comprised of 15 residential mortgage properties totaling approximately $2.4 million. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach. Proceeds from sales of foreclosed properties were $1.3 million and $6.1 million during the three and nine month periods ended September 30, 2009 resulting in a net gain of $4,000 and $113,000, respectively.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2009	December 31, 2008
Nonaccrual loans	$83,411	$89,049
Loans 90 days past due and still accruing	4,749	3,200
Total nonperforming loans (NPLs)	88,160	92,249
Foreclosed assets	33,419	19,516
Repossessed assets	224	306
Total nonperforming assets (NPAs)	121,803	112,071
Accruing restructured loans (ARLs) (1)	17,060	21
Total NPAs and ARLs	$138,863	$112,092

NPLs to total loans	5.66%	5.20%
NPAs to total assets	6.14%	5.21%

(1)	Represents approximately $12.2 million of commercial loans and $4.9 million of residential mortgage loans whose terms have been restructured. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses as of September 30, 2009 was $48.0 million an increase of $9.8 million compared to $38.3 at December 31, 2008. The balance of the allowance for loan losses represented 3.09% of total portfolio loans as of September 30, 2009 compared to 2.16% of total portfolio loans at December 31, 2008. Increases in specific reserves on impaired credits and general reserves on the remaining loan portfolio continue to increase the coverage of the allowance as a percent of total loans primarily in response to prolonged weakness in the economy and its impact on real estate valuations securing our real estate loan portfolio.

The provision for loan losses and net charge-offs remained elevated during each quarter in 2009 as we responded to the prolonged weakness in the economy and the resulting persistent and rapid decline in real estate valuations securing real estate loans. Recent appraisals and market trends associated with real estate valuations continue to suggest declines in the value of real estate securing loans. In the current and rapidly changing real estate market, valuation estimates remain fluid and difficult to compile.

The elevated charge-off and provision for loan loss levels continued to be largely associated with the impaired residential land development loan portfolio. For residential land development loans, cash flow to service the debt is primarily expected from sales of lots and properties securing these loans, the velocity of which has declined markedly throughout 2008 and into 2009. This deterioration in cash flows and resulting expected future cash flows was the primary reason for the decrease in the value of the real estate securing these loans and the resulting charge-offs associated with these impaired loans. Despite the challenges associated with these valuations, in previous periods and in the current quarter we feel we have been proactive by diligently charging-off or establishing reserves for impaired loans at levels considered appropriate based upon known information.

The provision for loan losses increased $29.2 million to $52.7 million for the nine months ended September 30, 2009 compared to $23.6 million for the same period of the prior year. Net charge-offs were $43.0 million and $26.5 million for the nine months ended September 30, 2009 and 2008. The ratio of net charge-offs to average loans was 3.43% on an annualized basis for the first nine months of 2009 compared to 2.01% for the first nine months of 2008. Approximately $26.7 million or 62% of the charge-offs for the first nine months of 2009 were from loans for development or sale of 1-4 family residential properties.

Future charge-offs and resulting provisions are expected to be impacted by the timing and extent of changes in the overall economy and stabilization in the real estate markets. There have been signs that may indicate some stabilization in the real estate markets; including recent signs of bottoming in the level of new housing starts and new building permits in the national markets and a slower rate of decline in real estate valuations supporting loans within our real estate portfolio. We have also experienced a decline in non-performing loan levels since December 31, 2008. Non-performing loans were $92.2 million at December 31, 2008, $113.6 at March 31, 2009, $96.2 million at June 30, 2009 and $88.2 million at September 30, 2009. Although these signs are encouraging, we expect it to take additional time for marked improvement in the national real estate markets and in our non-performing and impaired loan levels considering the depth of the economic downturn. There continues to be significant unknowns with respect to the timing and extent of an economic recovery. While we believe our analysis has captured probable losses on impaired loans based upon known information, there can be no assurance that our analysis has identified all of the losses in our loan portfolio.

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

Overall impaired loans increased to $162.9 million at September 30, 2009 from $151.9 million at December 31, 2008. The specific allowance for impaired loans increased $5.5 million to $25.5 million or 15.6% of total impaired loans at September 30, 2009 compared to $20.0 million at December 31, 2008. Approximately $36.4 million of loans were transferred into an impaired status during the quarter. Approximately 77.6% of these loans were current on their payments at the beginning of the quarter indicating the velocity with which these loans deteriorated. The establishment of specific reserves on these new impaired credits, primarily loans for development or sale of residential properties to residential developers, was the primary reason for the increase in specific reserves.

For impaired loans considered to be dependent solely upon collateral for resolution of the debt, the loan balance is generally charged down to the current estimated value of the collateral net of any selling costs. As a result, there are generally no specific reserves on collateral-dependent impaired loans. Collateral-dependent impaired loans were approximately $54.6 million at September 30, 2009.

We have not grown the residential land development portfolio, but rather reduced our exposure to these loans through charge-off and movement through the cycle from impairment to other real estate owned to ultimate sale. As previously discussed, the portfolio of loans for development or sale of residential properties has declined from $203.7 million at December 31, 2008 to $164.9 million at September 30, 2009. Of the $164.9 million outstanding at September 30, 2009, approximately $64.1 million were classified as impaired of which $48.0 million were in a non-performing status. Impairment writedowns, in the form of specific reserves and previous charge-offs, on these impaired loans have amounted to approximately 35% to 45% of the original loan amount in most cases, and over 60% for certain credits.

The allowance allocated to commercial loans that were not considered to be impaired was based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are stratified between real estate secured and non real estate secured. The real estate secured portfolio is further stratified by the type of real estate. Each stratified portfolio is assigned a loss allocation factor. The lower the grade assigned to a loan category generally results in a greater allocation percentage. Changes in risk grade of loans affect the amount of the allowance allocation.

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date. The commercial loan allowance was $20.7 million or 1.98% of the total loans within this portfolio at September 30, 2009 compared to $15.4 million at December 31, 2008. The increase in the commercial loan allowance continues to be primarily related to the increase in our recent loss history which resulted in an increase in the allocation factor utilized for certain loan grades.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans, the determination of the allowance allocation percentage includes consideration of historical loss trends based on industry and peer experience as well as our historical loss experience. General economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience are considered in connection with allocation factors for these similar pools of loans. The homogeneous loan allowance was $1.8 million at September 30, 2009 compared to $2.9 million at December 31, 2008. The decrease was related to a decline in both the total balance of these portfolios and past due status of both the residential mortgage and consumer loan portfolios.

Deposits and Other Borrowings: Because of the decline in assets during the first nine months of 2009, the Company was able to manage a decrease in some of its higher costing deposits. Total deposits decreased $119.5 million to $1.55 billion at September 30, 2009 compared to $1.67 billion at December 31, 2008. The decline was primarily due to a $101.0 million decrease in deposits generated through brokers and a $40.1 million decrease in jumbo certificates of deposit to municipal and other institutional customers. See the “Liquidity” section below for further discussion regarding our use of brokered deposits. These declines were partially offset by a $28.1 million increase in seasonal checking balances for municipal customers, as well as increases in balances from personal and business checking and savings accounts.

The Company expects its slower asset growth rates and its continued focus on growing core deposits will allow it to further reduce its reliance on brokered deposits. Although the current environment presents challenges for core deposit growth in the near term, we believe that our continued focus on quality customer service, the desire of customers to deal with a local bank, and the convenience of our maturing branch network, will provide growth in our core deposits over time.

Other borrowed funds, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank advances, remained relatively flat during the quarter. The Company has utilized this portfolio as a primary tool in its management of interest rate risk and accordingly, expects this portfolio to remain relatively stable in the near term. In connection with capital raising activities, as more fully discussed below, the Company issued 11% subordinated notes in the amount of $1,650,000 during the second and third quarters of 2009. The notes are non-convertible into common or preferred stock and will mature on August 31, 2017. This subordinated debt qualified for Tier II capital for regulatory purposes.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources: Total shareholders’ equity decreased $51.5 million to $97.7 million at September 30, 2009 compared to $149.2 million at December 31, 2008. The decrease was primarily from the $57.3 million net loss the Company incurred in the first nine months of 2009. Cash dividends of $2.9 million were declared on preferred shares during the first nine months of 2009. The Company has continued its temporary suspension of cash dividends to common shareholders to maintain its capital levels during the current economic downturn.

Our total capital to risk-weighted assets was 9.5% at September 30, 2009 compared to 11.3% at December 31, 2008. Our Tier 1 Capital as a percent of average assets was 6.3% and 8.8%, respectively at September 30, 2009 and December 31, 2008. Both ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies. The ratios declined since the beginning of the year primarily because of the decline in total capital noted above. The Company’s subsidiary bank was considered adequately capitalized at September 30, 2009.

The Company earlier increased its capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. In the second and third quarters of 2009, the Company increased its capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt discussed above.

The Company issued 2,600 shares of 9.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock (Series B Preferred Stock) with a liquidation preference of $1,000 per share, resulting in capital proceeds of $2.6 million. The shares are convertible into common stock at the option of the holder at a price per share of $6.00. On or after July 13, 2012, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances.

The Company issued 538,386 shares of common stock at a weighted average price of $3.06 per share resulting in capital proceeds of $1.7 million.

Capital sources include, but are not limited to, additional common stock offerings, preferred stock and trust preferred stock offerings and subordinated debt. The Company remains active at exploring alternatives to increase its capital and is committed to returning to “well capitalized” status at the Bank level. These activities include further efforts to obtain private capital in the form of common stock, preferred stock and subordinated debt. The Company is also evaluating alternatives to obtain capital through public markets.

If the Company were to continue to incur operating losses or be unable to obtain a sufficient amount of additional capital, the Company may take additional action to preserve capital of the Holding Company by deferring dividends on preferred stock and trust preferred securities.

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

Liquidity management involves the ability to meet the cash flow requirements of our customers. Our customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Our liquidity management involves periodic monitoring of our assets considered to be liquid and illiquid, and our funding sources considered to be core and non-core and short-term (less than 12 months) and long-term. We have established parameters that monitor, among other items, our level of liquid assets to short-term liabilities, our level of non-core funding reliance and our level of available borrowing capacity. We have also developed a contingency funding plan to stress test our liquidity requirements arising from certain events that may trigger liquidity shortages, such as the loss of deposits and other funding sources under extreme circumstances.

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

In response to recent volatile conditions in the national markets we have actively pursued initiatives to further strengthen our liquidity position. During the first nine months of 2009, we reduced our loan portfolio by $217.2 million and correspondingly reduced our reliance on deposits generated through brokers by $101.0 million and increased our liquid investments by $108.4 million.

Since the Bank was adequately capitalized at September 30, 2009, regulatory approval is required to accept brokered deposits. Because we plan to continue to reduce our loan portfolio and focus on core deposit growth, we expect to generate adequate cash flow to fund the upcoming maturities of brokered deposits and maintain adequate cash reserves. Accordingly, we do not anticipate the need for brokered deposits in the forseeable future. The Bank has not issued brokered deposits since November of 2008. A maturity table of deposits issued through brokers is included in the footnotes.

In addition to strategies focused on improving the liquidity of the balance sheet, the Bank’s borrowing capacity from correspondent banks was approximately $252 million as of September 30, 2009. We feel our liquidity position is sufficient to meet our normal and contingent liquidity needs.

The primary sources of liquidity for the Holding Company are dividends from the bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends our banking subsidiary may declare to the holding company in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to the Holding Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $14.7 million at September 30, 2009. Throughout 2009, the Holding Company has not received dividends from the Bank and the Company has paid no dividends to its common shareholders.

Based upon existing cash resources, expectations of additional capital from the resources discussed above and a return to profitability, the Company believes it has a prudent liquidity plan to meet its cash-flow requirements.

If the Company were to continue to incur operating losses or be unable to obtain a sufficient amount of additional capital, the Company may have to take additional action to preserve its liquidity including deferring dividends on preferred stock and trust preferred securities.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2009 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$77,151	(12.62)%	$56,939	(3.77)%
Interest rates up 100 basis points	85,391	(3.28)	57,651	(2.57)
No change in interest rates	88,291	---	59,170	---
Interest rates down 100 basis points	96,785	9.62	58,158	(1.71)
Interest rates down 200 basis points	96,778	9.61	57,837	(2.25)

The above analysis suggests that net interest income will stay within a narrow range over the next twelve months under the differing rate scenarios. Accordingly, the Company’s assets and liabilities remain well balanced over the next twelve months.

During the quarter, the Company was able to improve its prospects for net interest income over the next twelve months when compared to the prior quarter primarily from a reduction in rates paid on deposits and expectations for continued downward repricing of fixed rate funding. Accordingly, net interest margin is generally expected to rise from its current level over the next twelve months in all rising rate scenarios. The analysis does suggest, however, that the rise in net interest income will be at a slower pace if rates begin to increase, primarily because of the Company’s large portfolio of prime-based variable rate loans that contain floor rates in the range of 4.50% to 5.0%. These floor rates were able to reduce the Company’s exposure to a drop in net interest income during the last downward rate cycle. These same floors will limit the Company’s ability to increase net interest income when rates begin to rise until the prime rate (currently at 3.25%) reaches these floor levels (i.e. an increase of 1.25% to 1.75%). Time horizons beyond one year result in moderate fluctuation in EVE under the various rate shock scenarios.

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

Following the June 17 and July 27 settlements all plaintiffs have either settled with the Company or have been dismissed. The settlements resulted in the Company eliminating 100% of its potential liability with respect to the Trade Partners litigation.

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

We may decide to defer interest payments on our trust preferred securities which would prevent us from paying dividends on our capital stock until those payments are brought current.

We have not paid any dividends on our common stock since the second quarter of 2008 and do not expect to resume common stock dividends for the foreseeable future. In order to preserve capital, we may decide to defer quarterly payments of interest on our junior subordinated debentures issued in connection with our trust preferred securities. The terms of those debentures permit us to defer payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. If trust preferred interest payments are deferred, the terms of the trust preferred securities will prohibit us from paying dividends on all of our capital stock (which includes our common stock, Series A Preferred Stock and Series B Preferred Stock) during the deferral period.

The Company’s Form 10-K for the year ended December 31, 2008 also included a risk factor associated with the litigation involving Trade Partners. This litigation has been substantially settled as disclosed in the footnotes to the financial statements included herein.

The following additional risk factor is provided as a supplement to those included in our SEC Form 10-K for the year ended December 31, 2008.

Current and future restrictions on brokered deposits and the conduct of our business could adversely impact our ability to attract deposits or otherwise impact our liquidity and profitability.

As of September 30, 2009, Macatawa Bank is classified as “adequately capitalized” and is no longer considered “well capitalized” under banking regulations. As an adequately capitalized bank, federal banking regulations prohibit us from originating or renewing brokered deposits and also restrict the interest rates that we can offer on our deposits. From September 30, 2009 through September 30, 2010, we have approximately $170 million of brokered deposits maturing. If we do not return to “well capitalized” status, we will not be able to renew these deposits unless we obtain a waiver from the FDIC. If we apply for a waiver from the FDIC, there is no assurance that the FDIC will grant such a waiver. The inability to renew these deposits may adversely affect our liquidity position. For a discussion of our liquidity position, see “Capital Resources and Liquidity” in our Management’s Discussion and Analysis of Results of Operations and Financial Condition.

In addition to the prohibition on originating and renewing brokered deposits, as an “adequately capitalized” bank we are also prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity.  Effective January 1, 2010, financial institutions that are not well capitalized will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate.  This national rate may be lower than the prevailing rates in our local market, and we may be unable to secure the permission of the FDIC to use a local market rate. If restrictions on the rates we are able to pay on deposit accounts negatively impact our ability to compete for deposits in our market area, then our liquidity could be adversely affected.

There have been no other material changes in the risk factors applicable to the Company from those disclosed in its Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2007, the Corporation announced a repurchase plan that authorized share repurchases of up to $30 million of the Corporation’s common stock. The Corporation did not repurchase any shares of its common stock in the open market under the repurchase plan during the first nine months of 2009. The Corporation has remaining authority to repurchase up to $26,103,695 of market value of its common stock under the repurchase plan.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

MACATAWA BANK CORPORATION

/s/ Ronald L. Haan
——————————————
Ronald L. Haan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jon W. Swets
——————————————
Jon W. Swets
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: October 30, 2009

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officers and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.