Form 10-K
period 2009-12-31
MACATAWA BANK CORP
filed 2010-03-30
CIK 1053584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Yes  [   ]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  [   ]     No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [   ]     No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   [   ]     No  [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2009, was $46,688,890 based on the closing sale price of $2.82 as reported on the Nasdaq Stock Market. There were 17,697,878 outstanding shares of the Company's common stock (no par value) as of March 11, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2010 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS
PART 1		Page
Item 1:	Business	3

Item 1A:	Risk Factors	19

Item 1B:	Unresolved Staff Comments	26

Item 2:	Properties	26

Item 3:	Legal Proceedings	26

Item 4:	[Reserved]	27

PART II
Item 5:	Market for Company's Common Equity, Related	27
	Stockholder Matters, and Issuer Purchases of Equity Securities

Item 6:	Selected Financial Data	28

Item 7:	Management's Discussion and Analysis of Results of Operations and Financial Condition	29

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk	47

Item 8:	Financial Statements and Supplementary Data	47

Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	85

Item 9A:	Controls and Procedures	85

Item 9B:	Other Information	88

PART III	(Items 10 through 14 are incorporated by reference from Macatawa Bank Corporation's definitive proxy statement for the annual meeting of shareholders on May 4, 2010)

Item 10:	Directors, Executive Officers and Corporate Governance	88

Item 11:	Executive Compensation	88

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related	88
	Stockholder Matters

Item 13:	Certain Relationships, Related Transactions and Director Independence	89

Item 14:	Principal Accountant Fees and Services	89

PART IV
Item 15:	Exhibits and Financial Statement Schedules	89

SIGNATURES		93

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, capital raising activities, dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to continue as a going concern, the effects on earnings of changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to fully comply with our Consent Order, improve regulatory capital ratios, successfully implement new programs and initiatives, increase efficiencies, address regulatory issues, improve internal controls over financial reporting, maintain our current level of deposits and other sources of funding, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. Failure to comply with the agreements in our Consent Order could result in further regulatory action which could have a material adverse effect on Macatawa Bank Corporation and its shareholders. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extend, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report; the timing and level of asset growth; changes in market interest rates, changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; the impact of possible future litigation; governmental and regulatory policy changes; changes in value and credit quality of investment securities; the local and global effects of current and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I
ITEM 1:	Business.

As used in this report, the terms "we," "us," "our," the "Company" and "Macatawa" mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning. The term "Bank" means Macatawa Bank.

Overview

Macatawa Bank Corporation is a Michigan corporation and a registered bank holding company. Macatawa's business is concentrated in a single industry segment - commercial banking. Through its wholly-owned subsidiary, Macatawa Bank, Macatawa offers a full range of commercial and personal banking services, including checking, savings and certificates of deposit accounts, cash management, safe deposit boxes, travelers checks, money orders, trust services and commercial, mortgage and consumer loans through its twenty-six branch offices and a lending and operation service facility in Kent County, Ottawa County, and northern Allegan County, Michigan. Other services we offer include ATMs, internet banking, telephone banking and debit cards. Macatawa Bank provides various brokerage services, including discount brokerage through Infinex, personal financial planning and consultation regarding mutual funds.

At December 31, 2009, Macatawa had total assets of $1.83 billion, total deposits of $1.42 billion, approximately 102,000 deposit accounts and shareholders' equity of $88.0 million. During 2008 and 2009, Macatawa reported operating losses of $38.9 million and $63.6 million, respectively. The losses for 2008 and 2009 were largely attributable to loan losses, lost interest on non-performing assets and rising costs of administering problem assets associated with the rapid increase in problem loans and other real estate assets. The results for 2009 also included a non-cash charge of $18.0 million included in federal income tax expense associated with a valuation allowance for deferred tax assets and the results for 2008 included non-cash, after tax impairment charges for goodwill and intangible assets of $27 million. There will be no further affect on the Company's results of operations associated with deferred tax assets or goodwill, as these assets have been written off in their entirety. As of the date of this report, the Bank was categorized as "adequately capitalized" under applicable regulatory guidelines.

Additional information about the consolidated financial condition of Macatawa as of December 31, 2009 and 2008 and the results of its operations for the three years ended December 31, 2009, may be found throughout this report, including in Item 7 of this report in "Management's Discussion and Analysis of Results of Operations and Financial Condition and Item 8 of this report in the Consolidated Financial Statements and related notes, and such information is here incorporated by reference.

Our headquarters and administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424, and our telephone number is (616) 820-1444. Our internet website address is www.macatawabank.com. We make available free of charge through this website our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission. The information on our website address is not incorporated by reference into this report, and the information on the website is not part of this report.

Recent Business Developments

As a result of our losses, the Board of Directors of Macatawa has significantly changed the strategic direction and focus of the Bank to improve its internal operations and to work out of its problem loans and assets. During the fourth quarter of 2009, the Macatawa Board of Directors elected a new Chairman of the Board. Macatawa has since worked closely with its regulators at the Federal Reserve Bank ("FRB") and Macatawa Bank's regulators at the FDIC and the Michigan Office of Financial and Insurance Regulation ("OFIR") to put in place improved controls and procedures. The Macatawa Bank Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles that comply with regulatory standards, and appointed experienced and disciplined lending and compliance personnel. The focus of our management team has turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies. These steps have already resulted in the removal of approximately $9 million from the Company's annualized operating costs.

Consent Order with Macatawa Bank and its Regulators

On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank. The Consent Order is the result of ongoing discussions between regulators and Macatawa Bank based on a regulatory examination conducted in summer 2009. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Macatawa Bank's customer deposits remain fully insured to the highest limit set by the FDIC. The Board of Directors views the requirements of the Consent Order as necessary components of its efforts to return Macatawa to profitability and pursue the long term success of Macatawa Bank for its shareholders, depositors, and customers.

The following is a summary only and is qualified in its entirety by reference to the Consent Order, which was filed as Exhibit 10.1 to Macatawa's Current Report on Form 8-K, filed with the SEC on February 24, 2010, and here incorporated by reference.

The Consent Order, among other requirements, includes the following:
•	The Consent Order requires the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.

•

The Consent Order requires the Bank to charge off all assets or portions of assets classified "Loss" in the most recent FDIC Report of Examination ("ROE") that have not been previously collected or charged off. This was accomplished subsequent to the examination in October, 2009.

•

The Consent Order prohibits the Bank from extending additional credit to, or for the benefit of, any borrower who is already obligated to the Bank on any loan that has been charged off by the Bank, so long as the amount charged off remains uncollected. In addition, the Consent Order prohibits the Bank from extending any additional credit to a borrower who has an uncollected loan that has been classified "Substandard" or "Doubtful", unless the Bank's Board of Directors has determined that extending additional credit to the borrower is in the best interest of the Bank.

•

The Consent Order requires the Board of Directors of the Bank upon the issuance of the order and before each quarterly Report of Condition and Income to review the adequacy of the Bank's Allowance for Loan and Lease Losses ("ALLL") and make adjustments needed to provide for an adequate ALLL.

•

While the Consent Order is in effect, the Bank may not declare or pay any cash dividend without the prior written consent of the FDIC and the OFIR. The Bank did not pay dividends to the Company during 2009. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and interest on its trust preferred securities. The Company has suspended payment of dividends on common and preferred stock and has deferred interest payments on trust preferred securities.

The Consent Order also requires the Bank and its Board of Directors to adopt and implement a variety of policies, plans, procedures and practices intended to aid in the safe and sound conduct of the Bank's business.

Other requirements of the Consent Order already addressed, or where steps have been taken to address, include implementing new lending and compliance policies and new problem loan identification and resolution plans, strengthening Audit Committee oversight, creating a Compliance Committee of the Board, and developing a comprehensive, board-approved action plan for Macatawa Bank to address and monitor each requirement of the Consent Order.

We are also evaluating alternatives to reach and maintain the capital levels required by the Consent Order in a timely fashion. We have not determined whether we will be able to meet the timeline prescribed by the Consent Order for reaching the required capital levels. Achievement of these capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values.

Potential Written Agreement with Macatawa and its Regulator

Macatawa expects that it will also enter into a Written Agreement with the Federal Reserve Bank of Chicago, the primary regulator of Macatawa, which will address issues arising out of the FRB's examination of Macatawa, which is currently in process. While the final form and terms of a Written Agreement are not yet determined, we expect the Written Agreement to address capital levels, liquidity, dividends, debt restrictions, stock redemptions and compliance with laws, but we are unable to predict with certainty the content or effect of a Written Agreement.

The Company has already implemented changes designed to, among other items, preserve capital and liquidity of Macatawa. The Company previously suspended the payment of dividends on common and preferred stock and deferred interest payments on trust preferred securities. Additional information regarding these steps are included in Item 5 of this report, Item 7 of this report under the headings "Capital Resources" and "Liquidity of Holding Company" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

In response to these recent developments, the Company has made the following changes to its internal operations for its major banking services, lending and deposits and other funding.

Lending Activities

Our Board of Directors has increased its governance over the lending function and, working directly with the management team, has taken tangible steps to improve process and controls. These steps are intended to reduce exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards, implement new lending and compliance policies and procedures and include enhanced problem loan identification and resolution plans. Some of the key strategies are discussed below.
•

Board Oversight. The Board appointed a Compliance Committee comprised of independent directors who will supervise compliance with the commitments the Bank made to the regulators in the Consent Order. The Audit and Compliance Committees both meet monthly to monitor, among other items, the new lending and compliance procedures. The Board also restructured the reporting lines for departments involved in managing activities involved in the lending function. The Special Asset Group responsible for the disposition of problem assets, the Credit Administration department responsible for implementation of loan policy and credit monitoring, and the Risk Management Department are led by qualified officers who report directly to the Audit Committee. The Board intends that all necessary resources will be allocated to ensure compliance and to allow the Bank to work out of its problem loans and assets.

•

Loan Review. The Loan Review function traditionally reported administratively through Credit Administration and functionally to the Board Loan Committee. Loan Review now reports functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and is in process of expanding this team to include a Senior Loan Review Manager and additional resources to support our goal of completing an independent, annual review of the entire commercial loan portfolio to monitor the accuracy and completeness of the watch list and all risk grades. This process is intended to identify violations of law, rules, or regulations and policy, credit and collateral documentation exceptions and track corrective measures. This function is also responsible for the integrity of the loan grading system and the independent review of loan grades at inception and renewal.

•

Lender Accountability. Management established individual lender scorecards which are monitored on an ongoing basis. Lenders are apprised monthly of these targets/scorecards and held accountable. We evaluated the performance of individual lenders and implemented corrective action, including the termination of loan officers whose loan portfolios included a majority of the Company's non-performing assets.

•

Concentration Reduction. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank.

•

Loan Policies and Procedures. Loan policy and underwriting guidelines were significantly enhanced in 2009 and have been reassessed for compliance with regulatory requirements and disciplined business practices. Improvements have been made to the Appraisal Policy, Commercial Loan Policy, Environmental Risk Policy, Consumer Loan Policy, Loan Loss Reserve Policy, Non-Accrual and Charged-Off Loan Policy, Real Estate Loan Policy and Loan Review Policy. Further enhancements to the control framework will be evaluated on an on-going basis.

•

Plan to Reduce Substandard Assets. We recognize the need to reduce our risk position related to substandard assets. We are formulating and implementing specific plans for each asset identified as substandard. Reductions will be achieved in a variety of ways, including collecting, charging off, upgrading (when appropriate and independently verified), right-sizing, or improving the quality of the assets. The ultimate objective is to return the amount of these assets to an acceptable level. The Bank also recognizes that the downturn in real estate may be sustained and it must continuously reevaluate every classified loan. The economic environment has a direct impact on the market and all targets will be re-evaluated regularly as these plans evolve. The specific plans are reviewed and approved by the Audit and Compliance Committees at monthly meetings.

Deposits and Other Funding Activities

During 2009 the Bank's regulatory capital ratios fell below levels required to be categorized as "well capitalized" under applicable regulatory guidelines. In addition, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As of the date of this report, the Bank was categorized as "adequately capitalized." As a result, the Bank is subject to the following restrictions regarding its deposit gathering activities:
•

Effective January 1, 2010, the interest rate paid for deposits by institutions that are categorized as less than "well capitalized" is limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. Although this may impact the ability of the Company to compete for more rate sensitive deposits, the Company expects its continued reduction in assets to reduce its need to utilize these more rate sensitive deposits.

•

The Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The Bank has not accepted or renewed brokered deposits since November of 2008. A maturity table of deposits issued through brokers is included in the Notes to the Consolidated Financial Statements. As part of its contingent liquidity planning, the Bank is prepared to submit an application with the FDIC to request a waiver from this prohibition if it is considered necessary.

In the fourth quarter of 2008, the Bank elected to participate in the Transaction Account Guaranty Program of the FDIC's Temporary Liquidity Guarantee Program, which provides full insurance on all noninterest-bearing deposits and certain interest-bearing deposits. There were approximately $125 million in deposit balances as of February 26, 2010 that were receiving additional insurance protection under this program. The program is set to end on June 30, 2010 and there can be no assurance the Bank will retain all participating balances when the program expires. See the risk factor in Item 1A of this report entitled "If the Transaction Account Guaranty Program of the FDIC's Temporary Liquidity Guarantee Program expires on June 30, 2010 as currently scheduled, then the Bank could experience a significant reduction in uninsured deposits, which could materially adversely affect the Bank's liquidity position."

The Company has developed alternative programs for customers utilizing the Transaction Account Guaranty Program in the event the program is not renewed. These alternative programs are designed to allow these customers, if they choose, to move funds previously insured under the Transaction Account Guaranty Program to an off-balance sheet relationship, such as investment securities through our Trust Department. The goal of these alternative programs is to maintain these customer relationships until a time when these customers decide to move funds back to on-balance sheet deposit relationships. There is no assurance that these customers will participate in these alternative programs and, if they do, there is no assurance that these customers will decide to move any funds back to on-balance sheet deposit relationships in the future.

The Company plans to continue to invest significant effort to further reduce its loan portfolio and focus on deposit growth and retention within its markets to minimize the impact of recent events and restrictions on deposit gathering activities.

Products and Services

Loan Portfolio

We have historically offered a broad range of loan products to business customers, including commercial and industrial and commercial real estate loans, and to retail customers, including residential mortgage and consumer loans. Given current weak economic conditions and the provisions of the Consent Order, new commercial loan origination activity is significantly lower than it was when economic conditions were stronger. However, certain well-managed loan renewal activity for non-real estate loans is taking place. Following is a discussion of our various types of lending activities.

Commercial and Industrial Loans

Our commercial and industrial lending portfolio contains loans with a variety of purposes and security, including loans to finance operations and equipment. Generally, our commercial and industrial lending has been limited to borrowers headquartered, or doing business, in our primary market area. These credit relationships typically require the satisfaction of appropriate loan covenants and debt formulas, and generally require that Macatawa Bank be the primary depository bank of the business. These loan covenants and debt formulas are monitored through periodic, required reporting of accounts receivable aging schedules and financial statements, and in the case of larger business operations, reviews or audits by independent professional firms.

Commercial and industrial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, as well as economic conditions. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Commercial Real Estate Loans

Because of the risks associated with this type of lending combined with the sharp decline in demand for and resulting values of real estate in our market in the last two years, the Company experienced a significant increase in non-performing loan levels during 2008 and 2009 primarily associated with commercial real estate loans. The increase in nonperforming loan balances is more fully discussed in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Our commercial real estate loans consist primarily of construction and development loans and multi-family and other non-residential real estate loans.

Construction and Development Loans. These consist of construction loans to commercial customers for the construction of their business facilities. They also include construction loans to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments.

This portfolio has been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values have resulted in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers. The Company curtailed this type of lending in 2008. During 2009, the Company also made a significant effort to reduce its exposure to residential land development and other construction and development loans. As discussed in this Item 1 under the heading "Recent Business Developments," it has also established goals to further reduce this exposure in 2010.

Multi-Family and Other Non-Residential Real Estate Loans. These are permanent loans secured by multi-family and other non-residential real estate and include loans secured by apartment buildings, condominiums, small office buildings, small business facilities, medical facilities and other non-residential building properties, substantially all of which are located within our primary market area.

Multi-family and other non-residential real estate loans generally present a higher level of risk than loans secured by owner occupied one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of these loans is typically dependent upon the successful operation of the related real estate project. If cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. For example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations, cash flow from the project will be reduced.

Retail Loans

Our retail loans are loans to consumers and consist primarily of residential mortgage loans and consumer loans.

Residential Mortgage Loans. We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates. Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.

During 2009, we sold the majority of our loan originations into the secondary market to support our goal of shrinking the loan portfolio and preserving capital. We retained only approximately 14% of the dollar volume originated. During 2009, our ability to originate and sell mortgages was limited to some extent by disruptions in the secondary market and our loss of business relationships with certain companies that have historically purchased our mortgages. However, relationships have been established with new investors in 2010 so as to not materially disrupt our customary practices of originating and selling most of our fixed rate mortgage loan volume.

Our borrowers generally qualify and are underwritten using industry standards for quality residential mortgage loans. We do not originate loans that are considered "sub-prime". Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers. Loan applications are accepted at most of our offices. The substantial majority of these loans are secured by one-to-four family properties in our market area.

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

The underwriting standards that we employ for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Portfolio Composition

The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.
(Dollars in thousands)	Year Ended December 31
	2009		2008		2007		2006		2005

	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real estate - construction (1)	$162,615	11%	$237,108	13%	$258,205	15%	$277,486	16%	$234,900	15%
Real estate - mortgage	640,437	42%	690,525	39%	676,879	38%	659,643	39%	638,424	41%
Commercial and industrial	369,523	24%	451,826	26%	451,863	26%	442,563	26%	369,957	24%
Total Commercial	1,172,575	77%	1,379,459	78%	1,386,947	79%	1,379,692	81%	1,243,281	80%

Residential mortgage	163,074	11%	203,954	11%	174,729	10%	142,739	8%	134,278	9%
Consumer	175,167	12%	190,650	11%	188,956	11%	189,019	11%	170,320	11%

Total loans	$1,510,816	100%	$1,774,063	100%	$1,750,632	100%	$1,711,450	100%	$1,547,879	100%
Less:
Allowance for loan losses	(54,623)		(38,262)		(33,422)		(23,259)		(20,992)

Total loans receivable, net	$1,456,193		$1,735,801		$1,717,210		$1,688,191		$1,526,887

(1)	Consists of construction and development loans.

At December 31, 2009, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2009 which, based on remaining scheduled repayments of principal, are due in the periods indicated.
(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total

Real estate - construction (1)	$132,880	$28,861	$874	$162,615
Real estate - mortgage	191,550	373,926	74,961	640,437
Commercial and industrial	214,525	152,451	2,547	369,523
Total Commercial	538,955	555,238	78,382	1,172,575

Residential mortgage	8,994	7,391	146,689	163,074
Consumer	7,285	78,625	89,257	175,167

Total Loans	$555,234	$641,254	$314,328	$1,510,816

Loans above:
With predetermined interest rates	$272,244	$389,539	$36,523	$698,306
With floating or adjustable rates	690,849	25,657	279	716,785

Total (excluding nonaccrual loans)	$963,093	$415,196	$36,802	$1,415,091
Nonaccrual loans				95,725

Total Loans				$1,510,816

(1)	Consists of construction and development loans.

Nonperforming Assets

The following table shows the composition and amount of our nonperforming assets.
	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Nonaccrual loans	$95,725	$89,049	$70,999	$5,811	$3,977
Loans 90 days or more delinquent and still accruing	8,160	3,200	2,872	16,479	227
Total nonperforming loans (NPLs)	103,885	92,249	73,871	22,290	4,204

Foreclosed assets	37,184	19,516	5,704	3,212	527
Repossessed assets	124	306	172	81	165

Total nonperforming assets (NPAs)	141,193	112,071	79,747	$25,583	$4,896
Accruing restructured loans (ARLs) (1)	18,000	---	---	---	---
Total NPAs and ARLs	$159,193	$112,071	$79,747	$25,583	$4,896

NPLs to total loans	6.88%	5.20%	4.22%	1.30%	.27%
NPAs to total assets	7.71%	5.21%	3.75%	1.23%	.26%

(1)

Comprised of approximately $7.9 million of commercial loans and $10.1 million of residential mortgage loans whose terms have been restructured. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Interest income totaling $3.01 million was recorded in 2009 on loans that were on a non-accrual status or classified as restructured as of December 31, 2009. Additional interest income of $4.83 million would have been recorded during 2009 on these loans had they been current in accordance with their original terms. The increase in nonperforming loan balances in 2009 and information about our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2009 that were classified as substandard or worse per the Company's internal risk rating system, including those on an accrual basis not included in the nonperforming assets table above, that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition." At December 31, 2009, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.
	December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Loans:
Average daily balance of loans for the year	$1,637,143	$1,762,102	$1,725,453	$1,635,391	$1,471,404
Amount of loans outstanding at end of period	1,510,816	1,774,063	1,750,632	1,711,450	1,547,879

Allowance for loan losses:
Balance at beginning of year	$38,262	$33,422	$23,259	$20,992	$19,251
Addition to allowance charged to operations	74,340	37,435	15,750	7,715	3,675
Loans charged-off:
Real estate - construction (1)	(29,237)	(15,754)	(457)	(384)	(260)
Real estate - mortgage	(17,952)	(11,005)	(2,084)	(97)	(197)
Commercial and industrial	(10,632)	(5,651)	(2,525)	(5,120)	(1,385)
Total Commercial	(57,821)	(32,410)	(5,065)	(5,601)	(1,842)

Residential mortgage	(613)	(223)	(139)	(138)	(86)
Consumer	(1,508)	(684)	(716)	(315)	(309)
	(59,942)	(33,317)	(5,920)	(6,054)	(2,237)
Recoveries:
Real estate - construction (1)	142	310	7	---	---
Real estate - mortgage	157	8	5	5	5
Commercial and industrial	1,608	348	251	394	256
Total Commercial	1,907	666	263	399	261

Residential mortgage	13	28	2	10	17
Consumer	43	28	68	197	25
	1,963	722	333	606	303

Net charge-offs	(57,979)	(32,595)	(5,587)	(5,448)	(1,934)

Balance at end of year	$54,623	$38,262	$33,422	$23,259	$20,992

Ratios:
Net charge-offs to average loans outstanding	3.54%	1.85%	0.32%	0.33%	0.13%
Allowance for loan losses to loans
outstanding at year end	3.62%	2.16%	1.91%	1.36%	1.36%
Allowance for loan losses to nonperforming
loans at year end	52.58%	41.48%	45.24%	104.34%	499.33%

(1)	Consists of construction and development loans.

Allocation of the Allowance for Loan Losses

The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.
(Dollars in thousands)	Year Ended December 31
	2009		2008		2007		2006		2005
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and
commercial real estate	$ 51,856	77%	$ 35,427	78%	$ 31,132	79%	$ 21,417	81%	$ 18,883	80%
Residential mortgage	1,263	11%	982	11%	699	10%	502	8%	463	9%
Consumer	1,504	12%	1,853	11%	1,591	11%	1,340	11%	1,646	11%

Total	$ 54,623	100%	$ 38,262	100%	$ 33,422	100%	$ 23,259	100%	$ 20,992	100%

Deposit Portfolio

We offer a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and savings and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law.

We solicit deposit services from individuals, businesses, associations, churches, nonprofit organizations, financial institutions and government authorities. Deposits are gathered primarily from the communities we serve through our network of 26 branches. We offer business and consumer checking accounts, regular and money market savings accounts, and certificates of deposit with many term options. We operate in a competitive environment, competing with other local banks similar in size and with significantly larger regional banks. We monitor rates at other financial institutions in the area to ascertain that our rates are competitive with the market. We also attempt to offer a wide variety of products to meet the needs of our customers. We set our deposit pricing to be competitive with other banks in our market area.

We have also utilized alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and certificates of deposit purchased from brokers.

We have, historically, periodically purchased brokered deposits to supplement funding needs. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 15% of total deposits at December 31, 2009 and approximately 20% at December 31, 2008. The Bank has not accepted or renewed brokered deposits since November of 2008.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in this Item 1 under the heading "Recent Business Developments - Deposits and Other Funding Activities," and is here incorporated by reference.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid (dollars in thousands).
	Average for the Year
	2009		2008		2007
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Noninterest bearing demand	$202,978	---	$171,425	---	$165,059	---
Interest bearing demand	238,372	0.6%	238,633	1.2%	268,999	2.8%
Savings and money market accounts	391,758	0.7%	411,645	1.6%	476,681	3.7%
Time	730,358	3.7%	777,086	4.1%	696,759	4.9%

Total deposits	$1,563,466	2.0%	$1,598,789	2.6%	$1,607,498	3.7%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2009 (dollars in thousands)

Three months or less	$79,624
Over 3 months through 6 months	80,654
Over 6 months through 1 year	105,174
Over 1 year	90,928

Total	$356,380

As of the date of this report, Macatawa Bank had no material foreign deposits.

Securities Portfolio

Our securities portfolio is classified as either "available for sale" or "held to maturity." Securities classified as "available for sale" may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs.

The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates. The Company has generally invested in bonds with lower credit risk; primarily those secured by government agencies or insured municipalities, to assist in the diversification of credit risk within the Company's asset base. The Company has not experienced any credit losses within its investment portfolio.

The following table reflects the composition of our securities portfolio as of the dates indicated.
(Dollars in thousands)	Year Ended December 31

	2009	2008	2007
U.S. Treasury and U.S. Government Agencies	$71,110	$133,634	$150,045
State and municipal bonds	52,148	51,890	52,377
Corporate bonds	5,245	---	---
Other equity securities	1,001	992	993

Total	$129,504	$186,516	$203,415

At December 31, 2009, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2009.
(Dollars in thousands)	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years		No Contractual Maturity
	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount		Average Yield
U.S. Treasury and U.S.
Government Agencies	$7,066	4.14%	$58,922	4.00%	$5,039	2.65%	$83	3.79%	$	---	---
Tax-exempt state and	1,259	6.64%	8,770	6.57%	34,461	6.11%	7,658	6.13%		---	---
municipal bonds (1)
Corporate bonds	---	---	5,245	2.94	---	---	---	---			---
Other equity securities	---	---	---	---	---	---	---	---		1,001	3.87%

Total (1)	$8,325	4.52%	$72,937	4.23%	$39,500	5.65%	$7,741	6.10%		$1,001	3.87%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We began offering trust services in January 1999 to further provide for the financial needs of our customers. As of December 31, 2009, the Trust Department managed assets of approximately $884.4 million. Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services. As of December 31, 2009, personal trust assets under management totaled approximately $735.5 million. Our retirement plan services provide all types of qualified retirement plans, including profit sharing, 401(k) and pension plans. As of December 31, 2009, retirement plan assets under management totaled approximately $148.9 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in Western Michigan. This area consists of two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan and Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences, tourism, office furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies. Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Johnson Controls, General Motors, Gerber, SPX, Magna, and Meijer.

Competition

There are many bank, thrift, credit union and other financial institution offices located within our market area. Most are branches of larger financial institutions. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds and other providers of financial services. Many of our competitors have been in business a number of years, have established customer bases, are larger and have higher lending limits than we do. We compete for loans, deposits and other financial services based on our ability to communicate effectively with our customers, to understand and meet their needs and to provide high quality customer service. Our management believes that our personal service philosophy, our local decision-making and diverse delivery channels enhances our ability to compete favorably in attracting individuals and small businesses. We actively solicit customers by offering our customers personal attention, professional service, and competitive interest rates.

Employees

As of December 31, 2009, we had 380 full-time equivalent employees consisting of 310 full-time and 98 part-time employees. We have assembled a staff of experienced, dedicated and highly qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees is represented by collective bargaining agreements with us.

Acquisitions

Effective June 30, 2009, the operations of Macatawa Bank Mortgage Company were consolidated with and into Macatawa Bank, and the Mortgage Company was subsequently dissolved and liquidated. All products and services previously provided by the Mortgage Company are now provided by Macatawa Bank.

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

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, OFIR, the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us and our bank establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, our depositors, and the public, rather than our shareholders.

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

Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. We did not participate in the CPP.

Federal Deposit Insurance Corporation (FDIC). EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The limit is scheduled to return to $100,000 on January 1, 2014. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through June 30, 2010.

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

More details regarding HASP are expected to be announced at a future date.

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

In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to Macatawa Bank and to commit resources to support Macatawa Bank in circumstances where we might not do so absent such policy. In addition, if the OFIR deems Macatawa Bank's capital to be impaired, the OFIR may require Macatawa Bank to restore its capital by a special assessment upon us as the bank's sole shareholder. If we were to fail to pay any such assessment, the directors of Macatawa Bank would be required, under Michigan law, to sell the shares of the bank's stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the bank's capital.

As discussed in this Item 1 under the heading "Recent Business Developments," Macatawa expects that it will enter into a Written Agreement with the Federal Reserve Bank of Chicago, the primary regulator of Macatawa.

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

The merger or consolidation of an existing bank subsidiary of ours with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases, an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the OFIR under the Michigan Banking Code, may be required.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other items, be denied approval to acquire or establish additional banks or non-bank businesses.

The Company could be subject to additional capital requirements should a Written Agreement be entered into with the FRB. Additional information on the capital ratios of the Company may be found in Item 7 of this report under the heading "Capital Resources" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Dividends. Macatawa Bank Corporation is a corporation separate and distinct from Macatawa Bank. Most of our revenues are dividends paid by our bank. Thus, our ability to pay dividends to our shareholders is indirectly limited by restrictions on our bank's ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over our bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by us for an insured bank which fails to meet specified capital levels.

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

The Company previously suspended the payment of dividends on common and preferred stock and deferred interest payments on trust preferred securities. Additional information regarding the suspension of dividends and deferral of interest payments may be found in Item 5 of this report, Item 7 of this report under the heading "Capital Resources" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Changes in Directors and Senior Executive Officers. The Company and the Bank have each been advised by their federal bank regulators that they are deemed to be in troubled condition. As a result, the Company and the Bank must each (i) provide their federal bank regulator with at least 30 days' prior notice before appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer; and (ii) obtain the approval of their federal bank regulator before making (or agreeing to make) any severance payments (except pursuant to a qualified pension or retirement plan and certain other employee benefit plans). These regulatory requirements could make it more difficult for the Company and the Bank to retain and hire qualified senior management.

Federal Securities Regulation. The Company's common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. We are subject to the Sarbanes-Oxley Act, which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the U.S. public markets. The Company is generally subject to these requirements and applicable SEC rules and regulations.

Macatawa Bank

General. Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC. As a DIF insured Michigan chartered bank, Macatawa Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIR, as the chartering authority for Michigan banks, and the FDIC, as administrator of DIF. These agencies and the federal and state laws applicable to our bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR. Additional information regarding the Consent Order may be found in this Item 1 of the report under the heading "Recent Business Developments."

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

The FDIC is required to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The FDIC is allowed to manage the pace at which the reserve ratio varies within this range. Due to recent disruptions in the financial markets and the large numbers of bank failures in the last year, the DRR has fallen below 1.15%. The FDIC has adopted an Amended Restoration Plan which established the time within which the reserve ratio must be returned to 1.15% to seven years. The FDIC imposed a special assessment on all insured depository institutions that was collected on September 30, 2009. The Board may impose additional special assessments thereafter under certain circumstances. Additionally, in the fourth quarter of 2009, insured institutions were required to prepay their estimated risk-based assessments for all of 2010, 2011 and 2012 based on a 5% annual growth rate. Effective January 1, 2011, annual assessment rates will uniformly increase by 3 basis points.

Effective April 1, 2009, most well-capitalized banks pay 12 to 16 basis points annually, increasing to 45 basis points for banks that pose significant supervisory concerns. This base rate may be adjusted based upon the level of unsecured debt, secured liabilities or brokered deposits, as defined, resulting in adjusted rates ranging from 7 to 24 basis points annually for most well capitalized banks and 40 to 77.5 basis points annually for banks that pose significant supervisory concerns. We estimate our annual assessment rate for 2010 to be between 32 and 35 basis points.

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

Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC insured non-member banks, such as Macatawa Bank: a leverage requirement consisting of a ratio of Tier 1 capital to total average assets and a risk-based capital requirement consisting of a ratio of total capital to total risk-weighted assets. Tier 1 capital consists principally of shareholders' equity.

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

Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. As long as the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized" regardless of actual capital levels. As of the date of this report, the Bank was categorized as "adequately capitalized." The Consent Order requires the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. Additional information regarding our ability to achieve these capital levels may be found in this Item 1 under the heading "Recent Business Developments," and is here incorporated by reference. Additional information on the capital ratios of the Bank may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Dividends. Under Michigan law, our bank is restricted as to the maximum amount of dividends it may pay on its common stock. Our bank may not pay dividends except out of net income after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by our bank, if such payment is determined to be an unsafe and unsound banking practice.

Additional information about restrictions on payment of dividends by the Bank may be found in this Item 1 under the heading "Recent Business Developments" and in Item 8 of this report under the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Insider Transactions. Our bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to us or our subsidiaries, on investments in the stock or other securities of our or our subsidiaries and the acceptance of the stock or other securities of us or our subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by our bank to its directors and officers, to our directors and officers, the directors and officers of our bank, to our principal shareholders and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or one of its subsidiaries or a principal shareholder in our company may obtain credit from banks with which our bank maintains a correspondent relationship.

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

Consumer Protection Laws. Our bank's business includes making a variety of types of loans to individuals. In making these loans, we are is subject to State usury and regulatory laws and to various federal statutes, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act and regulations promulgated there under, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated there under, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, our bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan Office of Financial and Insurance Regulation, Division of Financial Institutions, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity,

(3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan. A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.
ITEM 1A:	Risk Factors.

Risks related to the Company's Business

The Company's past operating results may not be indicative of its future operating results.

The Company's strategic direction and focus has turned from growth to improving its internal operations, including complying with the Consent Order, working out of its problem loans and assets and returning the Company to profitable operations. The Company will not be able to sustain its historical rate of growth in the near future, may not even be able to grow its business at all and be forced to shrink assets to maintain regulatory capital ratios. Various factors, many of which are discussed in more detail in the risk factors below, that may impede or prohibit the Company's ability to grow include, the impact of elevated levels of non-performing assets, the inability to maintain or access additional capital and liquidity sources, economic conditions, regulatory and legislative considerations and competition. If the Company experiences a significant decrease in its size, the Company's results of operations and financial condition could be adversely affected due to the percentage of its operating costs being fixed expenses.

Our elevated level of non-performing assets and other problem loans could continue to have an adverse effect on the Company's results of operations and financial condition.

Our non-performing assets were approximately $141.1 million (which includes non-accrual loans classified as substandard per our internal risk rating system) and our other accruing loans classified as substandard per our internal risk rating system were $68.2 million at December 31, 2009. These elevated levels could continue to negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets. Until these elevated levels of problem assets are reduced, the Company could continue to record operating losses that further materially deteriorate the Company's financial condition and reduce capital levels, further exposing the Company to additional risk factors discussed below.

The national, state and local economic conditions could have a material adverse effect on the Company's results of operations and financial condition.

The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing national, state and local economic conditions. Our profitability is heavily influenced by the quality of the Company's loan portfolio and the stability of the Company's deposits. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Ottawa, Kent and Allegan Counties of Western Michigan. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services, as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, or credit markets or other factors could impact national as well as these local economic conditions and, in turn, have a material adverse effect on the Company's results of operations and financial condition.

The failure to comply with the Consent Order could result in enforcement proceedings.

The Bank is subject to a Consent Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Regulation. The failure of the Bank to comply with the terms of the Consent Order could result in proceedings to enforce the Consent Order. Such proceedings could result in removal of directors, officers, employees and institution affiliated parties, the imposition of civil money penalties and even ultimately closure of the Bank.

The Company will likely become subject to a regulatory order.

The Company will likely enter into a Written Agreement with the Federal Reserve Board to address issues arising out of the Federal Reserve Board's examination of the Company, which is in process as of the date of this report. While the final form and terms of a Written Agreement are not yet determined, we expect the Written Agreement to address capital levels, cash flow, dividends, debt restrictions, stock redemptions and compliance with laws, but we are unable to predict with certainty the content or effect of a written agreement.

Our independent auditor has included a going concern paragraph in its opinion on its audit of our consolidated financial statements.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant net losses in 2009 and 2008, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of non-performing assets at the Bank. These losses have caused the Bank's regulatory capital to fall from well capitalized to adequately capitalized, which in turn limits its ability to use certain funding sources, such as brokered deposits. As discussed in Notes 1 and 2 to our consolidated financial statements, wherein management has stated there is uncertainty about our ability to continue as a going concern, the Bank is under a regulatory consent order that requires among other provisions, higher regulatory capital requirements. The Bank did not meet the higher capital requirement at December 31, 2009 and is not expected to be in compliance with the regulatory agreement within the timeframe in the Consent Order, nor by December 31, 2010 or beyond, without an external capital infusion. Failure to reduce the level of non-performing assets, higher costs to administer and dispose of those assets and comply with the consent order, limitations on funding sources, and failure to comply with higher regulatory capital requirements may result in additional enforcement actions, including closure of the Bank. Our auditor has expressed the opinion that these events raise substantial doubt about the Company's ability to continue as a going concern. Additional information about the Consent Order and the efforts we have undertaken to address the Consent Order and improve the operations, results of operations, and financial condition of Macatawa and the Bank is presented in Item 1 of this report under the heading "Recent Business Developments" and Note 2 to the Consolidated Financial Statements contained in Item 8 of this report. Although our ability to successfully address all of these issues is not assured, management respectfully disagrees with the auditor's opinion that there is substantial doubt versus uncertainty about Macatawa's ability to continue as a going concern. These factors could result in a loss of confidence in the Bank by our customers, investors and the public, which loss of confidence could have a material adverse effect on our financial condition, results of operations and liquidity.

If the Company cannot raise additional capital to satisfy the capital levels required by the Consent Order in a timely fashion, then its ability to maintain its current level of assets and to further expand its operations through organic growth could be materially impaired. In addition, the Bank could become subject to an enforcement action.

Within 90 days after the date of the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. We are evaluating alternatives to reach and maintain the capital levels required by the Consent Order in a timely fashion. We have not determined whether we will be able to meet the timeline prescribed by the Consent Order for reaching the required capital levels. Achievement of these capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values. A failure to raise additional capital to satisfy the capital levels required by the Consent Order in a timely fashion could materially adversely affect our ability to maintain our current level of assets and to further expand our operations through organic growth. In addition, the Bank could become subject to an enforcement action. See the risk factor entitled "The failure to comply with the Consent Order could result in enforcement proceedings" above. Additional information on the capital requirements applicable to the Bank may be found in this Item 1 of the report under the heading "Recent Business Developments," and is here incorporated by reference.

The state of financial markets and the economy may adversely affect our sources of liquidity and capital.

There has been significant recent turmoil and volatility in worldwide financial markets which is, at present, ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us if we need to access capital markets to raise capital to support our business and could impact our overall liquidity position. This situation could affect the cost of funds or our ability to raise funds. If we were unable to access capital or funding sources when needed, it could adversely impact our financial condition, results of operations, cash flows, and level of regulatory capital.

The Company and Bank are subject to liquidity risk in their operations, which could adversely affect their ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends, because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity of the Bank is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources. Liquidity is essential to the Company's business. The Company and Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on the Company's and Bank's liquidity. An inability to retain the current level of deposits, including the loss of one or more of the Bank's larger deposit relationships, could have a material adverse effect on the Bank's liquidity. The Company's and Bank's access to funding sources in amounts adequate to finance activities could be impaired by factors that affect the Company and Bank specifically or the financial services industry in general. Factors that could detrimentally impact the Company's and Bank's access to liquidity sources include a decrease in the level of the business activity due to a market down turn or regulatory action that limits or eliminates access to alternate funding sources, including brokered deposits discussed below. The Company's and Bank's ability to borrow could also be impaired by factors that are nonspecific to the Company, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

The Bank cannot accept, renew or roll over brokered deposits without a waiver from the FDIC, which could materially adversely affect the Bank's liquidity position.

Because the Bank is subject to a Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As of the date of this report, the Bank was categorized as "adequately capitalized." As a result, the Bank cannot accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. There is no assurance that the Bank will be granted a waiver of this prohibition in a timely manner or at all or for an amount sufficient to meet the Bank's liquidity needs. At December 31, 2009, the Bank's brokered deposits totaled $206,525,000 and represented 14.57% of deposits. If the Bank is not able to replace the funding required for maturing brokered deposits, the Bank's liquidity position could be materially adversely affected.

If the Transaction Account Guaranty Program of the FDIC's Temporary Liquidity Guarantee Program expires on June 30, 2010 as currently scheduled, then the Bank could experience a significant reduction in uninsured deposits, which could materially adversely affect the Bank's liquidity position.

The Transaction Account Guaranty Program ("TAG") of the FDIC's Temporary Liquidity Guarantee Program temporarily insured non-interest bearing deposits without limitation. TAG is scheduled to expire on June 30, 2010 with insured levels on non-interest bearing deposits returning to normal levels. The Bank is a participant in TAG. As of February 26, 2010, the Bank had approximately $125 million of deposit balances that were receiving additional insurance protection under TAG. If TAG expires as scheduled, the Bank could experience a significant reduction in previously insured but then uninsured deposits, which could materially adversely affect the Bank's liquidity position. Recent media reports indicate that the FDIC is considering extending TAG beyond June 30, 2010, but there is no assurance that the FDIC will do so.

If the condition of the Bank's loan portfolio continues to worsen, its ability to borrow funds from the Federal Home Loan Bank could be adversely affected, which could materially adversely affect the Bank's liquidity position.

As part of its liquidity management, the Bank borrows funds from the Federal Home Loan Bank. The borrowed funds are collateralized by certain investment securities and qualifying residential and commercial real estate loans. The Bank is permitted to borrow an amount of funds up to a certain percentage of the total investment securities and loans pledged as collateral. The Federal Home Loan Bank will not accept as collateral any loan that is rated as a 5 or worse on our internal loan grading system. If the quality of the Bank's loan portfolio continues to worsen, the Bank could have fewer loans eligible to be pledged as collateral for borrowed funds, reducing the total amount of available funds that the Bank is permitted to borrow from the Federal Home Loan Bank. A reduction in the total amount of the available funds that the Bank is permitted to borrow from the Federal Home Loan Bank could materially adversely affect the Bank's liquidity position.

Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on our earnings and overall financial condition, as well as the value of our common stock. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which could have an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions. Federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our regulatory capital ratios, net income, financial condition and results of operations.

Our business is subject to various lending risks depending on the nature of the borrower's business, its cash flow and our collateral.

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

Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Because payments on loans secured by commercial real estate often depend upon the successful operating and management of the properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the project is reduced, the borrower's ability to repay the loan and the value of the collateral for the loan may be impaired. The value of real estate collateral may decrease due to local market factors and other reasons.

Our construction and development loans are based upon estimates of costs to construct and value associated with the completed project. These estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, upon the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cost of construction is inaccurate, we may have to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, or if property values decline before repayment, we may have inadequate collateral securing repayment of the loan upon completion of the project.

Our loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $153.3 million and $204.4 million at December 31, 2009 and 2008. There continues to be a general slowdown in the housing market in our market area, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the deterioration in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the limit on FDIC coverage has been increased to $250,000 through December 31, 2013. These developments have caused the premiums assessed to the Company by the FDIC to increase. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. In addition, a decline in the Bank's CAMEL ratings could subject the Company to increased FDIC insurance premiums. Potentially higher FDIC assessment rates could have an adverse impact on the Company's results of operations.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our management team and other key personnel. In August 2009, Philip Koning resigned from the Board of Directors and from the position of Co-Chief Executive Officer. Ronald Haan, former Co-Chief Executive Officer, assumed the role of, and continues to serve as, interim Chief Executive Officer of the Bank and the Holding Company. In November, 2009, Richard Postma was appointed Chairman of the Board of Macatawa and the Bank. Senior officers were also appointed to key positions in Lending functions in both late 2009 and 2010. In addition, a number of loan officers who had not satisfactorily performed their responsibilities were terminated in 2009 and 2010. The uncertainty of these changes in management and the potential of losing the services of one or more key members of our management team could adversely affect our operations.

The Company's controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.

As discussed in Item 9a of this report, the Company received a letter from its independent auditor, Crowe Horwath LLP, which identified certain deficiencies in the Company's credit administration and allowance for loan losses process. Crowe Horwath LLP concluded that these control deficiencies constituted a "material weakness" in internal controls over financial reporting at December 31, 2009. The Chief Executive Officer and the Chief Financial Officer have also concluded that these control deficiencies constituted a "material weakness" in internal controls over financial reporting at December 31, 2009. The Company intends to remediate these deficiencies. Crowe Horwath LLP has also audited and issued an unqualified opinion on the Company's financial statements as of and for years ending December 31, 2008 and 2009.

If we fail to remediate these control deficiencies, it is possible that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. In addition, any failure or circumvention of the Company's other controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

 The Company may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company's financial condition and results of operations.

The Company and its subsidiaries may be involved from time to time in a variety of litigation arising out of its business. The Company's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause it to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed the Company's insurance coverage, they could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all. For additional information on legal matters, see Item 3 of this report.

The Company could be adversely affected by the soundness of other financial institutions, including defaults by larger financial institutions.

The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. The Company has exposure to multiple counterparties, and the Company routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

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

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact the Company's results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon the Company's periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. The Company's management considers a wide range of factors about the security issuer and uses its reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

The Company depends upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, the Company may rely on information provided to it by its customers, including financial statements and other financial information. The Company may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. The Company's financial condition and results of operations could be negatively impacted to the extent that the Company extends credit in reliance on financial statements or other information provided by customers that is false or misleading.

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

Risks associated with the Company's stock

The Company's ability to pay dividends is limited and it may be unable to pay future dividends.

The Company has suspended payment of dividends on its preferred and common stock in order to preserve capital. The Company's ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient regulatory capital. The ability of the Bank to pay dividends to the Company is limited by its obligation to maintain sufficient capital and by other general restrictions on dividends that are applicable to banks generally and the Company specifically. If the Company or the Bank does not satisfy these regulatory requirements, the Company would be unable to resume payment of dividends on its preferred and common stock. Additional information on restrictions on payment of dividends by the Company and the Bank may be found in this Item 1 of this report under the heading "Recent Business Developments" and in Item 5 of this report, and is here incorporated by reference.

The market price for our common stock fluctuates.

The market price for our common stock can fluctuate significantly in response to a variety of factors. These factors include, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors' or analysts' perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;

•	Regulatory developments;
•	Trading volume in our common stock;
•	Market conditions; and
•	General economic conditions.

The Company may issue additional shares of its common stock in the future, which could dilute a shareholder's ownership of common stock.

The Company's articles of incorporation authorize its Board of Directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of Company common stock. To the extent that the Company issues options or warrants to purchase common stock in the future and the options or warrants are exercised, the Company's shareholders may experience further dilution. Holders of shares of Company common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of Company common or preferred stock.

Because of its capital requirements, the Company may find it necessary to sell common stock to raise capital under circumstances and at prices which result in extreme dilution.

The Company may issue debt and equity securities that are senior to Company common stock as to distributions and in liquidation, which could negatively affect the value of Company common stock.

The Company has in the past and may in the future increase its capital by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the Company's liquidation, its lenders and holders of its debt securities would receive a distribution of the Company's available assets before distributions to the holders of Company common stock. The Company's decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond its control. The Company cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of Company common stock and dilute a shareholder's interest in the Company.

Exercise of our outstanding Warrants to purchase common stock or conversion of our outstanding preferred stock could substantially dilute a shareholder's ownership of common stock.

We have issued Warrants to purchase a total of 1,478,811 shares of our common stock at an exercise price of $9.00 per share. Additional information about the Warrants may be found in Item 3 of this report and is here incorporated by reference.

We have outstanding 31,290 shares of Class A Preferred Stock, which are convertible into approximately 3,496,032 shares of our common stock at a conversion price of $8.95 per share. We have outstanding 2,350 shares of Class B Preferred Stock, which are convertible into approximately 391,675 shares of our common stock at a conversion price of $6.00 per share. Additional information about the preferred stock may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements and is here incorporated by reference.

The exercise or conversion, in whole or in part, of these securities into shares of our common stock could substantially dilute a shareholder's ownership of common stock.

Our articles of incorporation and bylaws and Michigan laws contain certain provisions that could make a takeover more difficult.

Our articles of incorporation and bylaws, and the laws of Michigan, include provisions which are designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and by-laws, Federal law requires the Federal Reserve Board's approval prior to acquisition of "control" of a bank holding company. All of these provisions may have the effect of delaying or preventing a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.

ITEM 1B:	Unresolved Staff Comments.

None.

ITEM 2:	Properties.

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan. Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424. Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured. Our facilities as of March 10, 2010, were as follows:
Location of Facility	Use

10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
125 Ottawa Avenue N.W., Grand Rapid	Trust and Mortgage Offices (Leased facility)
126 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 - 136th Street, Hamilton*	Branch Office
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 - 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office and Loan Center
15135 Whittaker Way, Grand Haven	Branch Office and Loan Center
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 - 68th Street S.E., Grand Rapids	Branch Office
2820 - 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

As previously disclosed, the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement and amendments (as amended, the "Settlement Agreement") in connection with the legal proceedings related to Trade Partners, Inc. The settlement with respect to approximately 91% of the number of plaintiffs and the aggregate amount of their claims was completed and became effective on June 17, 2009. On July 27, 2009, the Company completed a second settlement with additional plaintiffs representing approximately 8.7% of the total number of original plaintiffs.

Including both the June 17 and July 27 settlements, the Company paid a total of $5.91 million for the cash portion of the settlement and issued Warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share. The Company's insurers contributed $950,000 to the $5.91 million cash portion of the settlement. Both the June 17 and July 27 settlements were expensed in the quarter ended June 30, 2009 and reduced the Company's net income by $5.5 million.

Following the June 17 and July 27 settlements, all plaintiffs have either settled with the Company or have been dismissed.

The Settlement Agreement did not contain any admission of liability or wrongdoing by the Company or Macatawa Bank. The offer to settle was made in an attempt to avoid exposure to future litigation and to avoid the cost of litigation.

As of the date of this report, except as disclosed above, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.
ITEM 4:	[Reserved]

By SEC rule, Item 4 of Form 10-K has been removed and reserved.

PART II
ITEM 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is quoted on the Nasdaq Global Select Market under the symbol MCBC. High and low sales prices (as reported on the Nasdaq Global Select Market) for each quarter for the years ended December 31, 2009 and 2008 are set forth in the table below. This information has been restated to reflect the impact of all previously paid stock dividends and splits.
	2009			2008
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared

First Quarter	$ 4.00	$ 1.46	$ ---	$ 14.49	$ 8.00	$ 0.13
Second Quarter	$ 4.00	$ 2.82	$ ---	$ 11.90	$ 7.48	$ 0.13
Third Quarter	$ 3.15	$ 2.10	$ ---	$ 10.06	$ 6.50	$ ---
Fourth Quarter	$ 2.73	$ 1.56	$ ---	$ 7.44	$ 2.60	$ ---

On March 11, 2010, there were approximately 859 owners of record and, in addition, approximately 7,182 beneficial owners of our common stock.

After payment of the second quarter cash dividend in 2008, the Company suspended payment of its cash dividend to common shareholders in order to preserve its capital. Under the Consent Order in effect for the Bank, as disclosed in the Notes to the Consolidated Financial Statements, the Bank may not declare or pay any cash dividend without the prior written consent of its regulators. As funds for the payment of future cash dividends are primarily dependent upon cash currently held at the Company and from dividends received from Macatawa Bank out of its earnings, the Company does not expect to pay cash dividends in the near term. The Company does expect to reassess its ability to resume the payment of dividends on its preferred and common stock if and when the Consent Order is lifted, current levels of cash, earnings and capital return to acceptable levels and prospects are positive for sustained economic growth and improved Company performance. There can, however, be no assurance that we will resume payment of dividends in the future.

The Company has suspended payments of cash dividends on its preferred stock until further action by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

The Company has exercised its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ITEM 6:	Selected Financial Data.

The following table shows summarized historical consolidated financial data for the Company. The table is unaudited. The information in the table is derived from the Company's audited Consolidated Financial Statements for 2005 through 2009 and should be read with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition. The Consolidated Balance Sheets as of December 31, 2009 and 2008, and the Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007, are included elsewhere in this Annual Report.

(Dollars in thousands, except per share data)	As of and For the Year Ended December 31
	2009		2008	2007	2006	2005
Financial Condition
Total assets		$1,830,172	$2,149,372	$2,132,973	$2,074,816	$1,869,990
Securities		129,504	186,516	203,415	201,257	160,603
Loans		1,510,816	1,774,063	1,750,632	1,711,450	1,547,879
Deposits		1,416,337	1,665,761	1,523,553	1,667,557	1,507,772
Other borrowed funds		278,023	284,790	354,052	192,018	145,161
Shareholders' equity		$87,991	$149,213	$160,625	$156,849	$141,744

Share Information*
Basic earnings (loss) per common share		$(3.81)	$(2.33)	$.54	$1.17	$1.24
Diluted earnings (loss) per common share		(3.81)	(2.33)	.54	1.14	1.21
Book value per common share		3.10	6.91	9.47	9.19	8.38
Tangible book value per common share		3.07	6.88	7.82	7.73	6.89
Dividends per common share	$	---	$.26	$.51	$.46	$.37
Dividend payout ratio		---	(11.16)%	94.44%	40.35%	30.58%
Average dilutive common shares outstanding		17,449,943	17,044,893	17,305,770	17,381,120	17,309,322
Common shares outstanding at end of period		17,698,108	17,161,515	16,968,398	17,067,350	16,914,541

Operations
Interest income		$95,878	$116,075	$139,372	$133,506	$105,395
Interest expense		43,085	57,944	76,456	66,089	42,558
Net interest income		52,793	58,131	62,916	67,417	62,837
Provision for loan losses		74,340	37,435	15,750	7,715	3,675
Net interest income (loss) after provision
for loan losses		(21,547)	20,696	47,166	59,702	59,162
Total noninterest income		16,697	18,144	16,098	14,177	13,004
Total noninterest expense		67,391	86,067	50,259	44,913	41,423
Income (loss) before tax		(72,241)	(47,227)	13,005	28,966	30,743
Federal income tax		(8,600)	(8,373)	3,736	9,135	9,854
Net income (loss)		(63,641)	(38,854)	9,269	19,831	20,889
Dividend declared on preferred shares		2,870	817	---	---	---
Net income (loss) available to common shares		$(66,511)	$(39,671)	$9,269	$19,831	$20,889

Performance Ratios
Return on average equity		(50.60)%	(24.06)%	5.63%	13.09%	15.30%
Return on average assets		(3.16)	(1.82)	.44	1.01	1.17
Yield on average interest-earning assets		5.10	5.86	7.11	7.26	6.37
Cost on average interest-bearing liabilities		2.56	3.23	4.32	4.01	2.87
Average net interest spread		2.54	2.63	2.79	3.25	3.50
Average net interest margin		2.82	2.94	3.21	3.67	3.81
Efficiency ratio		96.98	112.84	63.61	55.04	54.62

Capital Ratios
Period-end equity to assets		4.81%	6.94%	7.53%	7.56%	7.58%
Average equity to average assets		6.24	7.58	7.83	7.69	7.66
Total risk-based capital ratio		9.23	11.26	10.68	10.85	11.07

Credit Quality Ratios
Allowance for loan losses to total loans		3.62%	2.16%	1.91%	1.36%	1.36%
Nonperforming assets to total assets		7.71	5.21	3.75	1.23	.26
Net charge-offs to average loans		3.54	1.85	.32	.33	.13

*Retroactively adjusted to reflect the effect of all stock splits and dividends.

ITEM 7:	Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements. Please refer to the discussion of forward-looking statements at the beginning of this report.

The following section presents additional information to assess the results of operations and financial condition of the Company. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report.

OVERVIEW

Macatawa Bank Corporation is a Michigan corporation and a registered holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in the Company's Consolidated Financial Statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements.

Effective June 30, 2009, the operations of Macatawa Bank Mortgage Company were consolidated with and into Macatawa Bank, and the mortgage company was subsequently dissolved and liquidated. All products and services previously provided by the mortgage company are now provided by Macatawa Bank. The reorganization is intended to enhance earnings through reduced operating expenses as a result of efficiencies gained. Prior to June 30, 2009, Macatawa Bank Mortgage Company was a wholly-owned subsidiary of Macatawa Bank that primarily originated and sold residential mortgage loans into the secondary market on a servicing released basis.

At December 31, 2009, Macatawa had total assets of $1.83 billion, total loans of $1.51 billion, total deposits of $1.42 billion and shareholders' equity of $88.0 million. The weak local and national economic conditions that have persisted over the past few years have contributed to the $38.9 million and $63.6 million of operating losses reported by Macatawa during 2008 and 2009. The losses for each year were largely attributable to loan losses, lost interest on non-performing assets and rising costs of administering problem assets associated with the rapid increase in problem loans and other real estate assets. The results for 2009 also included a non-cash charge of $18.0 million included in federal income tax expense associated with a valuation allowance for deferred tax assets and the results for 2008 included non-cash, after tax impairment charges for goodwill and intangible assets of $27 million. There will be no further affect on the Company's results of operations associated with deferred tax assets or goodwill, as these assets have been written off in their entirety. As of the date of this report, the Bank was categorized as "adequately capitalized" under applicable regulatory guidelines.

As a result of our losses, the Board of Directors of Macatawa has significantly changed the strategic direction and focus of the Bank to improve its internal operations and to work out of its problem loans and assets. The Macatawa Bank Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles including more conservative lending principles that comply with regulatory standards. The focus of our management team has turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies. These steps have already resulted in the removal of approximately $9 million from the Company's annualized operating costs.

Macatawa has also worked closely with its regulators at the FRB and Macatawa Bank's regulators at the FDIC and the OFIR to put in place improved controls and procedures. On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank.

Additional information further describing changes in the Company's business, including those in response to its recent losses and to the Consent Order, are described in detail in Item 1 of this report under the heading "Recent Business Developments."

RESULTS OF OPERATIONS

Summary: Net loss available to common shares was $66.5 million or $3.81 loss per common share for 2009 compared to net loss of $39.7 million or $2.33 loss per common share for 2008 and net income of $9.3 million or $0.54 per common share for 2007.

The results for 2009 included the following: a non-cash charge of $18.0 million included in federal income tax expense associated with a valuation allowance for deferred tax assets, a $5.5 million charge associated with the settlement of the Trade Partners lawsuit, and a $960,000 industry-wide special FDIC assessment. The results for 2008 included a non-cash, after tax impairment charge for goodwill and intangible assets of $27 million. These items are discussed more fully below.

The remaining decline in earnings for 2009 and 2008 compared to 2007 was largely from an increase in costs associated with problem loans and non-performing assets. The provision for loan losses was $74.3 million and $37.4 million for 2009 and 2008 compared to $15.8 million for 2007. Costs associated with nonperforming assets were $11.4 million, $6.7 million and $1.2 million for 2009, 2008 and 2007. Lost interest from rising balances of non-performing assets was approximately $9.1 million, $6.2 million and $3.7 million for 2009, 2008 and 2007. Each of these items is discussed more fully below.

More information regarding the steps designed to limit future losses including complying with the requirements of the Consent Order may be found below in this Item 7 of the report under the headings "Noninterest Expense" and "Loan Portfolio and Asset Quality", and in Item 1 of this report under the heading "Recent Business Developments."

Net Interest Income: Net interest income totaled $52.8 million during 2009 compared to $58.1 million during 2008 and $62.9 million during 2007.

The decrease in net interest income during 2009 compared to 2008 was due to both a $91.9 million decrease in average earning assets and a 12 basis point decline in net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin"). As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis. Average interest earning assets decreased from $1.98 billion to $1.88 billion from a focus on reducing credit exposure within certain segments throughout 2009, liquidity improvement and capital preservation.

The net interest margin declined to 2.82% for 2009 from 2.94% for 2008. Lost interest from higher balances of non-performing assets resulted in approximately 16 basis points of the decline. A $31.6 million increase in average non-interest checking accounts partially offset this decline. Despite the annual decline in the net interest margin and pressure from higher balances of non-performing assets, the margin steadily improved during 2009; from 2.66% in the first quarter to 2.79% in the second quarter to 2.83% in the third quarter to 3.04% in the fourth quarter.

The yield on earning assets decreased 76 basis points to 5.10% for 2009 from 5.86% for 2008. The decline was from a decrease in the yield on our variable rate loan portfolio, an increase in the balance of lower yielding liquid investments and higher balances of non-accrual loans. The 400 basis point decline in the prime rate that occurred during 2008 caused a decrease in the yield on our variable rate loan portfolio and was the primary reason for the decline in the yield on earning assets. Higher balances of nonperforming loans in 2009 compared to 2008 resulted in a decline of approximately 10 basis points in the yield on assets. The decline was also impacted by an increase in lower yielding short-term investments. The Company has chosen to hold excess investable funds in these lower yielding short-term investments to improve its balance sheet liquidity during the current economic downturn.

The cost of funds decreased 67 basis points to 2.56% in 2009 from 3.23% in 2008. A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the lower rate environment were the primary reasons for the decrease in the cost of funds.

The decrease in net interest income during 2008 compared to 2007 was due to a 27 basis point decline in the net interest margin partially offset by a $21.2 million increase in average earning assets. The net interest margin decreased to 2.94% for 2008 from 3.21% for 2007. Approximately half of the decline in margin was from rising balances of non-performing assets throughout 2008. The remaining decline was largely driven by the Federal funds and prime rate cuts that began in 2007, resulting in a more rapid decline in the yield on assets compared to the cost of funds.

The yield on earning assets decreased 125 basis points to 5.86% for 2008 from 7.11% for 2007. The 500 basis point decline in the prime rate that began in the third quarter of 2007 and continued throughout 2008 caused a decrease in the yield on our variable rate loan portfolio and was the primary reason for the decrease in yield on earning assets. The impact of rising balances of non-performing loans during the period resulted in approximately 13 basis points of the decline. The cost of funds decreased 109 basis points to 3.23% in 2008 from 4.32% in 2007 from a decrease in rates paid on deposits and the rollover of time deposits and other borrowings at lower rates within the declining rate environment during the period.

The level of earning assets is expected to continue to decline in the near term due to the persistent weak economic conditions in Michigan. Further, in response to the losses incurred by the Company and the need to comply with the requirements of the Consent Order, management remains focused on reducing asset balances, including earning assets, in order to maintain or improve capital ratios. Due to our being categorized as "adequately capitalized" under regulatory standards, we are not able to accept, renew or roll over any brokered deposits unless we apply for and are granted a waiver from this prohibition from the FDIC. The continued decline in the level of earning assets is expected to have a negative impact on net interest income in 2010. A continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, is, however, expected to offset the impact of lower earning asset levels and have a positive impact on net interest income in 2010.

The following table shows an analysis of net interest margin for the years ended December 31, 2009, 2008 and 2007.
	For the years ended December 31,
	2009			2008			2007
(Dollars in Thousands)	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned Or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets:
Taxable securities	$105,041	$4,201	4.00%	$129,016	$5,586	4.33%	$149,530	$6,665	4.46%
Tax-exempt securities (1)	51,165	2,155	6.48%	51,419	2,169	6.49%	51,861	2,185	6.48%
Loans (2)	1,640,307	88,713	5.35%	1,763,546	107,342	6.01%	1,726,576	129,183	7.40%
Federal Home Loan Bank stock	12,275	353	2.84%	12,275	475	3.80%	12,275	559	4.49%
Federal funds sold and other short-term investments	75,643	456	0.60%	20,080	503	2.47%	14,912	780	5.16%
Total interest earning assets (1)	1,884,431	95,878	5.10%	1,976,336	116,075	5.86%	1,955,154	139,372	7.11%

Noninterest earning assets:
Cash and due from banks	23,507			26,772			31,189
Other	108,941			126,829			116,198

Total assets	$2,016,879			$2,129,937			$2,102,541

Liabilities and Shareholders' Equity:
Deposits:
Interest bearing demand	$238,372	$1,367	0.58%	$238,633	$2,786	1.17%	$268,999	$7,528	2.80%
Savings and money market accounts	391,758	2,717	0.69%	411,645	6,739	1.63%	476,681	17,576	3.69%
Time deposits	730,358	26,719	3.66%	777,086	31,794	4.09%	696,759	33,851	4.86%
Borrowings:
Other borrowed funds	275,555	10,629	3.81%	311,023	13,683	4.33%	263,009	13,091	4.91%
Long-term debt	41,238	1,577	3.77%	41,238	2,724	6.50%	41,238	3,441	8.23%
Subordinated debt	736	76	10.18%	---	---	---%	---	---	---%
Federal funds purchased	51	---	---%	7,485	218	2.87%	19,427	969	4.92%
Total interest bearing liabilities	1,678,068	43,085	2.56%	1,787,110	57,944	3.23%	1,766,113	76,456	4.32%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	202,978			171,425			165,059
Other noninterest bearing liabilities	10,057			9,887			6,639
Shareholders' equity	125,776			161,515			164,730

Total liabilities and
Shareholders' equity	$2,016,879			$2,129,937			$2,102,541

Net interest income		$52,793			$58,131			$62,916
Net interest spread (1)			2.54%			2.63%			2.79%
Net interest margin (1)			2.82%			2.94%			3.21%
Ratio of average interest earning assets
to average interest bearing liabilities	112.30%			110.59%			110.70%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)

Loan fees of $1.9 million, $2.7 million and $2.5 million for 2009, 2008 and 2007 are included in interest income. Includes nonaccrual loans of approximately $98.1 million, $79.4 million and $21.4 million for 2009, 2008 and 2007, respectively.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For The Year Ended December 31
(Dollars in thousands)	2009 vs 2008			2008 vs 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Taxable securities	$(982)	$(403)	$(1,385)	$(893)	$(186)	$(1,079)
Tax-exempt securities	(11)	(3)	(14)	(21)	5	(16)
Loans	(7,179)	(11,450)	(18,629)	2,645	(24,486)	(21,841)
FHLB stock	---	(122)	(122)	---	(84)	(84)
Fed funds sold and other short-term investments	554	(601)	(47)	210	(487)	(277)
Total interest income	$(7,618)	$(12,579)	$(20,197)	$1,941	$(25,238)	$(23,297)

Interest expense
Interest bearing demand	$(3)	$(1,416)	$(1,419)	$(769)	$(3,974)	$(4,743)
Savings and money market accounts	(311)	(3,711)	(4,022)	(2,142)	(8,755)	(10,897)
Time deposits	(1,839)	(3,236)	(5,075)	3,643	(5,700)	(2,057)
Other borrowed funds	(1,468)	(1,586)	(3,054)	2,195	(1,603)	592
Long-term debt	---	(1,147)	(1,147)	---	(717)	(717)
Subordinated debt	---	76	76	---	---	---
Fed funds purchased	(218)	---	(218)	(448)	(303)	(751)
Total interest expense	(3,839)	(11,020)	(14,859)	2,479	(21,052)	(18,573)
Net interest income	$(3,779)	$(1,559)	$(5,338)	$(367)	$(4,418)	$(4,785)

Provision for Loan Losses: The provision for loan losses for 2009 was $74.3 million compared to $37.4 million for 2008 and $15.8 million for 2007. The provision for loan losses was high as we responded to continued declines in real estate values due to the prolonged weakness in the economy and its impact on our loan portfolio, primarily on residential land development loans. The increases in the provision for loan losses for 2009 over 2008 and 2008 over 2007 were the result of an increase in net charge-offs during each year and additional reserves considered necessary for a general deterioration in the quality of outstanding loans at each period end. Net charge-offs were $58.0 million in 2009, $32.6 million in 2008 and $5.6 million in 2007. The higher charge-offs each year were mostly associated with significant declines in the value of collateral securing collateral dependent, real estate loans primarily for residential land development.

In response to these elevated loan losses and the need to comply with the requirements of the Consent Order, Macatawa Bank's Board of Directors has increased the governance over the lending function and, working directly with the management team, has taken tangible steps to reduce the Bank's exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards and implement new lending and compliance procedures and policies and new problem loan identification and resolution plans. More information regarding these steps may be found in Item 1 of this report under the heading "Recent Business Developments" and in this Item 7 of the report under the heading "Loan Portfolio and Asset Quality."

The ultimate amount of the loan loss provision in all periods is a byproduct of establishing our allowance for loan losses at levels believed to be adequate under our methodology for determining the adequacy of the allowance. More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 7 of the report under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income totaled $16.7 million in 2009 compared to $18.1 million in 2008 and $16.1 million in 2007. Noninterest income for 2008 included approximately $412,000 and $832,000 of gains on the sale of securities and gains on the settlement of interest rate swaps, reflecting transactions that accomplished a shift to a more balanced sensitivity to interest rate changes.

Revenue from deposit services decreased $566,000 to $4.8 million in 2009 compared to $5.3 million in 2008 and $5.1 million in 2007. The decline was related to a decrease in non-sufficient fund fees, consistent with a decline across the entire banking industry. This decline was partially offset by an increase in revenue from other deposit services due to continued growth in core checking accounts and expansion of services to business customers. The increase in 2008 primarily reflected an expansion of our deposit customer account base.

Gains on sales of loans include gains on the sale of real estate mortgage loans to the secondary market. We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related volume was as follows:
(Dollars in thousands)	For The Year Ended December 31
	2009	2008	2007

Gain on sales of loans	$2,388	$1,250	$1,290

Real estate mortgage loans originated for sale	$160,151	$81,044	$86,440
Real estate mortgage loans sold	164,321	83,160	86,150
Net gain on the sale of real estate mortgage loans as a percent of real estate mortgage loans sold ("Loan sales margin")	1.45%	1.50%	1.50%

Gains on sales of loans increased $1.1 million to $2.4 million in 2009 from $1.3 million in 2008 and 2007. The decline in mortgage rates that began in the first quarter of 2009 led to a significant increase in refinancing. This favorable rate environment for mortgage refinancing and the Company's focus on shrinking its loan portfolio and preserving capital, are the primary reasons for the increase in loans originated for sale and the resulting increase in gains on sales of loans in 2009. The increase due to volume was slightly offset by a decline in the loan sales margin.

During 2007 and 2008, mortgage interest rate levels generally increased, which led to a lower level of residential refinancing and new loan originations during these periods. The Company also chose to hold more of its mortgage loan volume in its portfolio during these periods.

Mortgage interest rate levels have stabilized since early 2009 and resulted in a slower pace of refinancing activity during the latter half of 2009. In addition, the weak economic conditions that have persisted throughout 2009 have resulted in a lower level of new loan originations and more stringent underwriting requirements in the secondary market. We expect these conditions to continue to result in a slower pace of mortgage loan activity as we enter 2010, which would lead to lower gains on sales of loans.

Trust service revenue declined $642,000 to $3.8 million in 2009 due to both a challenging market for account growth and retention and volatility in equity market valuations. Revenues from trust services decreased $458,000 or 9% to $4.4 million in 2008 from $4.9 million in 2007. General declines in customer stock portfolio values associated with the significant decline in the stock market during 2008 were the primary reason for the decrease in trust income in 2008. The Consent Order may impact how the Company is perceived in the marketplace, resulting in challenges to retain trust customers and maintain current levels of trust revenue in 2010.

ATM and debit card processing income increased $262,000 in 2009 to $3.0 million compared to $2.7 million in 2008 and $2.1 million in 2007. The increase reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers. Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.

Other income was $2.7 million in 2009 compared to $3.1 million in 2008 and $2.7 million in 2007. The amount for 2008 included a $243,000 gain on the termination of certain borrowings and the amount for 2007 included a $288,000 unrealized gain on the Company's interest rate swaps, both associated with the Company's overall management of interest rate risk.

Noninterest Expense: Noninterest expense totaled $67.4 million for 2009 compared to $86.1 million for 2008 and $50.3 million for 2007.

Noninterest expense for 2009 included a $5.5 million charge associated with the settlement of the Trade Partners lawsuit. Noninterest expense for 2008 included a non-recurring impairment charge of $25.9 million for goodwill and an impairment charge of $1.7 million for intangible assets. Each of these items is discussed in the Notes to the Consolidated Financial Statements.

Costs associated with nonperforming assets increased $4.7 million in 2009 to $11.4 million compared to $6.7 million in 2008 and $1.2 million in 2007. These costs included legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net losses on the sale of properties and subsequent reductions from value declines for outstanding properties.

Costs associated with nonperforming assets are itemized in the following table (in thousands):

	2009	2008	2007

Legal and professional	$1,317	$582	$425
Repossessed and foreclosed property administration	5,693	3,700	401
Losses on repossessed and foreclosed properties	4,385	2,412	372
Total	$11,395	$6,694	$1,198

In response to the elevated problem asset levels, the related costs to administer these assets and the need to comply with the requirements of the Consent Order, the Board of Directors and management have taken tangible steps to reduce problem asset levels. These steps are discussed further in Item 1 of this report under the heading "Recent Business Developments" and in this Item 7 under the heading "Loan Portfolio and Asset Quality" below. Because of these additional steps and as problems loans move through the collection process, we expect these costs associated with nonperforming assets to remain elevated during 2010. Beyond 2010, however, we expect these steps to ultimately stabilize and reduce costs associated with administering nonperforming assets.

FDIC assessments increased to $4.5 million in 2009 compared to $1.4 million in 2008 and $1.1 million in 2007. The increase for 2009 included an industry-wide special assessment of $960,000. The remaining increase in FDIC assessments was from higher assessment rates implemented by the FDIC in late 2008, including additional risk-based assessments applicable to the Company. The Company expects its FDIC assessments for 2010 to remain elevated as a result of these higher assessment rates. Further discussion regarding the determination of FDIC assessments for Macatawa Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

When excluding the Trade Partners litigation settlement charge in 2009, the goodwill and intangible asset impairment charges in 2008 and the nonperforming asset costs and FDIC assessments for each year, other non-interest expense items would have been approximately $46.0 million in 2009, down 9% from $50.3 million in 2008 and down 4% from 48.0 million in 2007. Although we have removed the nonperforming asset costs and FDIC assessments noted above to allow for comparison of the Company's remaining other non-interest expense items, we expect these costs and assessments to continue as discussed in the previous two paragraphs.

The Company continues to aggressively manage costs in all controllable areas of non-interest expense to offset the increases driven by higher nonperforming asset levels.

Salaries and benefit expense decreased $2.2 million, or 8%, to $24.3 million from $26.5 million in 2008 largely due to staff reductions and a curtailment of bonuses and wage increases in response to the deteriorating economic conditions. The staff reductions were primarily in product sales positions as the Company continued to scale its business to a more appropriate level within the current environment. Staff reductions in the loan origination function are discussed more fully below under the heading "Loan Portfolio and Asset Quality." Salaries and benefit expense are expected to continue to decline in 2010 from the staff reductions that occurred in the fourth quarter of 2009 and from the elimination or reduction in certain employee benefits. Merit increases have again been suspended for 2010.

Salaries and benefit expense increased $1.0 million in 2008 from $25.5 million in 2007 primarily due to staff additions and merit increases. Staff additions occurred primarily in the first half of the year in varied positions throughout the Company, including risk management, credit administration and problem asset departments, and selective sales personnel to support growth in deposits and commercial and industrial lending. During the second half of 2008, salary and benefit levels began to experience a decline primarily from staff reduction initiatives in certain operational and sales functions and the elimination or outsourcing of certain backroom functions associated with expense reduction initiatives.

Occupancy expense declined $59,000 in 2009 after an increase of $217,000 in 2008. Furniture and equipment expense was down $53,000 in 2009 after an increase of $123,000 in 2008. Marketing and data processing expenses both declined slightly in 2009 and 2008. Other expense was down $1.3 million in 2009 and down $452,000 in 2008. The stabilization in 2008 and the declines in 2009 within these expense areas were the direct result of initiatives to reduce controllable costs, including the curtailment of certain growth activities as a result of the difficult economic conditions that have impacted the Company's results. In addition to eliminating or outsourcing certain backroom functions, these initiatives included restructuring third party contracts, acceleration of electronic delivery for certain customers and trimming controllable costs.

Legal and professional fees decreased $721,000 in 2009 after an increase of $1.4 million in 2008. The increase in 2008 primarily related to invoices received over time in connection with the Trade Partners litigation which were expected to be paid by the Company's insurance carrier, but were since deemed unreimbursable. The Trade Partners litigation was settled during 2009 resulting in the decline in legal and professional fees during 2009. The Trade Partners litigation is further discussed in Item 8 of this report in the Notes to the Consolidated Financial Statements.

The Company expects efficiency, excluding FDIC assessments and the additional costs necessary to manage non-performing assets, to continue to improve in 2010 as a result of the expense reduction initiatives that occurred in 2009.

Federal Income Tax Expense (Benefit): The Company recorded a federal income tax benefit of $8.6 million and $8.4 million in 2009 and 2008 and federal income tax expense of $3.7 million in 2007.

A $26.6 million tax benefit in 2009, primarily associated with the $72.2 million loss before income taxes, was offset by the need to establish an $18.0 million valuation allowance on deferred tax assets. The reason for the valuation allowance is described in the Notes to the Consolidated Financial Statements. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. The realization of the Company's deferred tax assets is largely dependent upon its ability to generate future taxable income.

During the fourth quarter of 2009, a tax law change extended the carry-back of 2009 and 2008 net operating losses to five years from the previous two year carry-back period. As a result the Company recorded an $11.4 million favorable tax benefit that reduced the Company's net operating loss for 2009. This carry-back extension is only available to financial institutions, such as Macatawa, that did not receive capital under the U.S. Treasury's Troubled Asset Relief Program (TARP). This change will allow the Company to carry-back and recover the full tax benefit of its 2009 net operating loss. Accordingly, the Company had no net operating loss carryforward as of December 31, 2009.

The $8.4 million tax benefit in 2008 was primarily associated with the $21.3 million loss before income taxes, exclusive of the $25.9 million non-taxable impairment charge for goodwill. The $3.7 million federal income tax expense in 2007 was primarily associated with the $13.0 million income before income taxes.

The income tax benefit or expense for each year differs from the amount computed by applying our statutory federal income tax rate of 35% to our pre-tax earnings primarily due to tax-exempt interest income and income from bank-owned life insurance, and the non-tax deductible goodwill impairment charge of $25.9 million in 2007.

FINANCIAL CONDITION

Summary: Total assets were $1.83 billion at December 31, 2009, a decrease of $319.2 million from $2.15 billion at December 31, 2008.

The decrease in total assets was largely from a decline of $263.2 million in the Company's loan portfolio from efforts to reduce concentration in certain loan types and improve on-balance sheet liquidity. Part of the decline in the loan portfolio was from $58.0 million of net loan charge-offs primarily associated with valuation declines on collateral dependent real estate loans. A $57.0 million decline in investment securities also contributed to the decline in total assets.

The reduction in assets since December 31, 2008 allowed the Company to reduce wholesale funding, including out-of-market deposits from brokers by $131.3 million, and higher costing deposits. Total deposits were $1.42 billion at December 31, 2009, down $249.4 million, from $1.67 billion at December 31, 2008. In addition to the decline in brokered deposits, local jumbo time deposits were down $86.6 million.

Total shareholders' equity declined by $61.2 million primarily from the net loss recorded for 2009. As a result of our losses and the resulting decline in shareholders' equity of the Company, the Bank's regulatory capital ratios fell below levels required to be categorized as "well capitalized." As of the date of this report, the Bank was categorized as "adequately capitalized" under applicable regulatory guidelines. In addition, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As a result, the Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC.

In order to meet the requirements of the Consent Order and the limitations associated with the Bank being categorized as "adequately capitalized", the Board of Directors and management of the Company are committed to continuing to reduce our loan portfolio and brokered deposit levels to maintain or improve our capital ratios.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $78.8 million at December 31, 2009 compared to $68.3 million at December 31, 2008. The increase was from liquid money market investments held in large, money center banks to improve the liquidity of the balance sheet during this period of economic slowdown. The Company expects to maintain these higher balances until conditions improve and more attractive investment opportunities emerge.

Securities: Securities decreased $57.0 million to $129.5 million at December 31, 2009 from $186.5 million at December 31, 2008. The decrease was primarily due to calls and maturities of Government Agency bonds, partially offset by purchases of U.S. Government Agency bonds. The additional cash flow generated from this decline has been used primarily to support a reduction in wholesale funding and increase liquid money market investments as discussed above. As conditions improve, the Company expects to reinvest excess liquidity and selectively build its investment portfolio to diversify its balance sheet.

We desire to maintain our securities portfolio at a level to provide diversity in the level of credit risk within our asset base, to support our liquidity needs and to balance our interest rate risk. Our portfolio consists primarily of high quality U.S government agency and state and local municipal bonds classified as available for sale. These securities are generally purchased at fixed rates to help offset the interest sensitivity of our variable rate loan portfolio. The Company has not experienced any credit losses within its investment portfolio.

Loan Portfolio and Asset Quality: In response to the losses incurred by the Company and the need to comply with the requirements of the Consent Order, our Board of Directors has increased the governance over the lending function and has taken tangible steps to reduce its loan portfolio, including its exposure within certain credit concentrations. More discussion regarding these steps may be found in Item 1 of this report under the heading "Recent Business Developments". In order to comply with the requirements of the Consent Order, we expect to continue to shrink our loan portfolio in 2010.

Our total loan portfolio decreased $263.2 million to $1.51 billion at December 31, 2009 from $1.77 billion at December 31, 2008. During 2009, residential mortgage loans decreased by $40.9 million, consumer loans decreased $15.4 million, commercial and industrial loans decreased $82.3 million and commercial real estate loans declined $124.6 million.

Our residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 11% and 12% of portfolio loans at the end of 2009 and 2008, respectively. Our residential real estate portfolio represents only a portion of our residential origination loan volume, as we sell a large portion of our fixed-rate residential mortgages on the secondary market with servicing released.

While we have seen a decline in our residential mortgage portfolio, the volume of activity in this segment remained relatively strong during 2009. Much of the decline in the residential mortgage portfolio was from customers refinancing and our subsequent sale of these loans in the secondary market. The Company's focus on shrinking its loan portfolio and preserving capital are the primary reasons for the increase in loans originated for sale in 2009. Mortgage loans originated for sale were $160.2 million in 2009 compared to $81.0 million in 2008 and $86.4 million in 2007. Mortgage interest rates declined in the first half of 2009, as the government responded to weak economic conditions through efforts to stimulate the residential home market. Accordingly, the Company experienced a significant increase in refinancing activity. As refinancing activity slowed and underwriting in the secondary markets became more stringent, volumes generally declined over the remainder of 2009. We expect these conditions to continue to result in a slower pace of mortgage loan origination and sales activity during 2010.

Our consumer loan portfolio includes loans secured by personal property and home equity fixed term and line of credit loans. Our consumer loan portfolio decreased to $175.2 million at December 31, 2009 from $190.7 million at December 31, 2008. Consumer loans comprised approximately 12% and 11% of our portfolio loans at the end of 2009 and 2008.

The decline in the commercial loan portfolio during 2009 reflected the continuing weak economic conditions in West Michigan, efforts to reduce our exposure within certain credit concentrations and our focus on improving the quality of our loan portfolio. In particular, deterioration in residential land development has continued to impact both asset growth and asset quality. The Company focused its efforts throughout 2009 on reducing its exposure to residential land development loans, diversifying its commercial loan portfolio and improving asset quality. The Company expects continued shrinkage in 2010 in its real estate portfolios to maintain or improve our capital ratios and comply with the Consent Order.

Total commercial and industrial loans and commercial real estate loans were $1.17 billion at December 31, 2009 and $1.38 billion at December 31, 2008. This portfolio remains our largest loan segment and accounted for approximately 78% of the total loan portfolio at both December 31, 2009 and 2008. Our commercial and commercial real estate portfolios are made up of loans to small and mid-sized business.

Our commercial and industrial loan portfolio decreased by $82.3 million to $369.5 million at December 31, 2009 and represented 32% of our commercial portfolio. The decrease was primarily from a general decline in business activity. The commercial real estate loan portfolio declined by $124.6 million, primarily in construction and land development loans, due to charge-offs and substantial effort to reduce exposure in these segments.

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):
	December 31, 2009	December 31, 2008

Construction and land development	$162,615	$237,108
Nonfarm, nonresidential	580,066	629,904
Farmland and agriculture	29,984	27,950
Multi-family	30,387	32,671
Total Commercial Real Estate Loans	803,052	927,633
Commercial and industrial	369,523	451,826
Total Commercial Loans	$1,172,575	$1,379,459

Of the decline in commercial real estate, $51.2 million was from loans to residential developers, the portfolio that has caused the majority of stress within the Company's loan portfolio. Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $153.3 million and $204.4 million at December 31, 2009 and 2008.

As the Company enters 2010, it remains focused on efforts to continue to reduce the commercial loan portfolio in order to improve its asset quality, reduce concentrations in certain loan types, maintain or improve our capital ratios and comply with the Consent Order. Initiatives intended to achieve these results are described in more detail in Item 1 of this report under the heading "Recent Business Developments" and include the following.
•	Downsized the loan origination team, including termination of loan officers whose loan portfolios included a majority of the Company's non-performing assets.
•	Curtailed the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009.
•	Established goals for the reduction of credit concentrations in the broader commercial real estate portfolio and implemented reporting requirements for accountability.
•	Established individual lender scorecards which are monitored on an ongoing basis. Lenders are apprised monthly of these targets/scorecards and held accountable.

When reasonable doubt exists concerning collectibility of interest or principal of one of our loans, that loan is considered impaired and placed in nonaccrual status. Any interest previously accrued but not collected is reversed and charged against current earnings. Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans.

Nonperforming loans as of December 31, 2009 totaled $103.9 million or 6.88% of total portfolio loans compared to $92.2 million or 5.20% of total portfolio loans at December 31, 2008. Nonperforming loans at the end of 2009 and 2008 were primarily on nonaccrual and were considered to be either well collateralized or adequately reserved.

Nonperforming loans for the development or sale of 1-4 family residential properties were approximately $54.2 million or 52% of total non-performing loans at December 31, 2009 compared to $55.3 million or 60% of total non-performing loans at December 31, 2008. The remaining balance of non-performing loans at December 31, 2009 consisted of $33.1 million of commercial real estate loans secured by non-residential real estate, $12.7 million of commercial and industrial loans, and $3.9 million of consumer and residential mortgage loans.

Foreclosed assets totaled $37.2 million at December 31, 2009 compared to $19.5 million at December 31, 2008. The increase was the result of the migration of non-performing loans secured by real estate into foreclosed assets through the foreclosure process. Of the $37.2 million, there were 127 commercial real estate properties totaling $36.1 million. The remaining balance was comprised of 16 residential real estate properties totaling $1.1 million.

All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach. Proceeds from sales of foreclosed properties were $7.5 million, $3.6 million and $1.9 million for 2009, 2008 and 2007.

Total nonperforming assets amounted to $141.2 million or 7.71% of total assets at December 31, 2009 compared to $112.1 million or 5.21% as of December 31, 2008.

The following table shows the composition and amount of our nonperforming assets.
(Dollars in thousands)	As of December 31
	2009	2008	2007
Nonaccrual loans	$95,725	$89,049	$70,999
Loans 90 days or more delinquent and still accruing	8,160	3,200	2,872
Total nonperforming loans (NPLs)	103,885	92,249	73,871
Foreclosed assets	37,184	19,516	5,704
Repossessed assets	124	306	172
Total nonperforming assets (NPAs)	141,193	112,071	79,747
Accruing restructured loans (ARLs) (1)	18,000	---	---
Total NPAs and ARLs	$159,193	$112,071	$79,747

NPLs to total loans	6.88%	5.20%	4.22%
NPAs to total assets	7.71%	5.21%	3.75%

(1)

Comprised of approximately $7.9 million of commercial loans and $10.1 million of residential mortgage loans whose terms have been restructured. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Loans rated a 6 or worse per the Company's internal risk rating system are considered substandard, doubtful or loss. Additional information regarding the Company's internal rating system is included in this Item 7 under the heading "Allowance for Loan Losses" below. Loans classified as substandard or worse were as follows at year-end (dollars in thousands):
	2009	2008

Loans less than $500,000	$32,412	$21,915
Loans greater than $500,000
Not classified as impaired	35,875	29,349
Classified as impaired	89,356	100,673

Total loans classified substandard or worse	$157,643	$151,937

Loans classified substandard or worse as a percent of total loans	10.43%	8.56%

At December 31, 2009, approximately $89.4 million of the $157.6 million of loans classified as substandard or worse were on nonaccrual status while the remaining $68.2 million of these loans were on accrual status. Additional information regarding the Company's impaired loans may be found in Item 8 of this report under the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

The levels of nonperforming assets and loans classified as substandard or worse remained elevated throughout 2009 as the persistently weak economic conditions continued to impact many of the Company's commercial loan customers. The Company's residential developer customers continued to be the segment impacted most severely.

The local economy remains weak as evidenced by elevated unemployment levels. These conditions are expected to continue to put pressure on loan customers. Accordingly, we expect an increase in the balance of foreclosed assets and a continued elevated level of nonperforming loans in 2010.

In response to the elevated levels of nonperforming assets and loans classified substandard or worse, and the need to comply with the requirements of the Consent Order, our Board of Directors has taken the following steps intended to stabilize and ultimately reduce the Bank's problem asset levels.
•

Realigned departments in the lending function. The Special Asset Group responsible for the disposition of problem assets and the Credit Administration department responsible for loan policy and credit monitoring are led by recently appointed senior officers who now report directly to the Audit Committee. The Risk Management department also reports directly to the Audit Committee.

•

The Risk Management department is now administratively responsible for the Loan Review function and is in process of expanding this team with senior loan review specialists to support its goal of completing an independent, annual review of the entire commercial loan portfolio.

•	As discussed above, certain loan officers were terminated whose loan portfolios included a majority of the Company's non-performing assets.
•	Curtailed the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009.

In addition the Special Assets Group has set specific objectives and targets for the reduction in nonperforming asset levels. To accomplish these reductions, the Special Assets Group is pursuing various strategies. These strategies include the use of troubled debt restructures for viable businesses, attachment of additional collateral where possible, active communication and workout plans with loan customers under stress and accelerated disposition strategies for certain loan types and foreclosed assets.

Although these activities are designed to stabilize and ultimately reduce our substandard loans, impaired loans and nonperforming asset levels, there can be no assurance that these levels will decline in 2010.

Allowance for Loan Losses: Determining the appropriate level of the allowance for loan losses is highly subjective. As loan losses escalated over 2008 and 2009 and the pace of credit deterioration increased, we have had to continually re-evaluate and refine our approach to determining the allowance for loan losses. Timely identification of risk rating changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance. The internal risk rating systems is discussed below. To accomplish effective risk rating, additional efforts took place in the latter half of 2009. Our Special Assets Group reviewed all credits rated a 5 or worse under our internal risk rating system. Accelerated downgrading of credits took place as a result of this review. Although we are comfortable with risk rating results as of December 31, 2009, additional measures are being taken in 2010 to further enhance the risk rating system.

Beginning in early 2010, our Loan Review function now reports functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and is in process of expanding this team to include a Senior Loan Review Manager and additional resources. Under our new framework, all commercial loan risk ratings are to be independently evaluated by our internal loan review function upon origination or renewal. In addition, all commercial loans are to be independently reviewed by our internal loan review function at least annually to monitor the accuracy and completeness of the watch list and all risk ratings. Also, we have now moved to a monthly analysis of the adequacy of the allowance for loan losses versus the quarterly approach previously used. These actions are intended to further strengthen our process for establishing, in a timely fashion, the amount of the allowance for loan losses that management believes to be appropriate in light of changes in the condition of our loan portfolio.

Our allowance for loan losses at December 31, 2009 was $54.6 million, or 3.62% of total portfolio loans, compared to $38.3 million or 2.16% of total portfolio loans at December 31, 2008.

 The following is a summary of our portfolio loan balances and changes in the allowance for loan losses and related ratios.
(Dollars in thousands)	December 31
	2009	2008	2007
Portfolio Loans:
Average daily balance of loans for the year	$1,637,143	$1,762,102	$1,725,453
Amount of loans outstanding at end of period	1,510,816	1,774,063	1,750,632

Allowance for loan losses:
Balance at beginning of year	$38,262	$33,422	$23,259
Addition to allowance charged to operations	74,340	37,435	15,750
Loans charged-off:
Real estate - construction	(29,237)	(15,754)	(457)
Real estate - mortgage	(17,952)	(11,005)	(2,084)
Commercial and industrial	(10,632)	(5,651)	(2,525)
Total Commercial	(57,821)	(32,410)	(5,065)
Residential mortgage	(613)	(223)	(139)
Consumer	(1,508)	(684)	(716)
	(59,942)	(33,317)	(5,920)
Recoveries:
Real estate - construction	142	310	7
Real estate - mortgage	157	8	5
Commercial and industrial	1,608	348	251
Total Commercial	1,907	666	263
Residential mortgage	13	28	2
Consumer	43	28	68
	1,963	722	333
Net charge-offs	(57,979)	(32,595)	(5,587)
Balance at end of year	$54,623	$38,262	$33,422

Ratios:
Net charge-offs to average loans outstanding	3.54%	1.85%	.32%
Allowance for loan losses to loans outstanding at year end	3.62%	2.16%	1.91%
Allowance for loan losses to nonperforming loans at year-end	52.58%	41.48%	45.24%

Net charge-offs totaled $58.0 million or 3.54% of average loans for 2009 compared to $32.6 million or 1.85% of average loans for 2008 and $5.6 million, or 0.32% of average loans for 2007. The majority of the net charge-offs in each year were largely associated with impaired real estate loans, which migrated to loss as persistent deterioration in the economy and resulting significant declines in the value of collateral securing these loans occurred throughout these years. The majority of the charge-offs in 2009 and 2008 were loans associated with residential land development. For these loans, cash flow to service the debt is primarily expected from sales of lots and properties securing these loans, which has declined markedly throughout 2009 and 2008. This significant deterioration in cash flows and resulting expected future cash flows is the primary reason for the declines in the value of the real estate securing these loans.

Our allowance for loan losses was maintained at a level considered appropriate based upon our quarterly assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance and related provision for loan losses relies on several key elements, which include specific allowances for loans considered impaired, formula allowance for commercial loans based upon applying the Company's loan rating system, and general allocations based on historical trends for homogeneous loan groups with similar risk characteristics.

Specific allowances are established on individually impaired credits where we believe it is probable that a loss may be incurred.

The formula allowance allocated to commercial loans that are not considered to be impaired is calculated by applying loss factors to outstanding loans based on the internal risk rating of such loans. We use a loan rating method based upon an eight point system. Loans rated a 4 or better are considered of acceptable risk. Loans rated a 5 exhibit above normal risk to the Company and warrant a greater level of attention by management. These loans are subject to on-going review and assessment by the Company's Administrative Loan Committee. Loans rated a 6 or worse are considered substandard, doubtful or loss, exhibit a greater relative risk of loss to the Company based upon the rating and warrant an active workout plan administered by the Company's Special Asset Group, as discussed above.

Loans are assigned a loss allocation factor for each loan classification category based principally on the loss history for each risk rating within each loan category. Commercial real estate loans are stratified and grouped by the type of real estate securing such loans for determining the loan classification category. The loss history is based upon the latest 12 month period, as this period is considered most representative within the current economic cycle. The loss allocation factor is adjusted for consideration of significant factors that affect the collectability of the portfolio as of the analysis date. The worse the grade assigned to a loan category, the greater the allocation percentage that is applied.

The qualitative factors assessed and used to adjust historical loss experience are our best assessment of the impact economic trends, delinquency and other problem loan trends, trends in valuations supporting underlying collateral, changes in loan portfolio concentrations and changes in internal credit administration practices have on probable losses inherent in the Company's loan portfolio. Qualitative adjustments are inherently subjective and there can be no assurance that these adjustments have properly identified probable losses in our loan portfolio. More information regarding the subjectivity involved in determining the estimate of the allowance for loan losses may be found in this Item 7 of the report under the heading "Critical Accounting Policies and Estimates."

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.
	As of December 31
(Dollars in thousands)	2009		2008		2007
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$51,856	77%	$35,427	78%	$31,132	79%
Residential mortgage	1,263	11%	982	11%	699	10%
Consumer	1,504	12%	1,853	11%	1,591	11%

Total	$54,623	100%	$38,262	100%	$33,422	100%

The components of the allowance for loan losses associated were as follows:
	As of December 31
(Dollars in thousands)	2009		2008

	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Specific reserves on impaired loans	$91,371	$11,354	$100,673	$10,369
Formula allowance on non-impaired loans	1,081,204	40,502	1,278,786	25,058
	1,172,575	51,856	1,379,459	35,427
Residential mortgage and consumer:
Reserves on residential mortgage troubled debt restructurings	10,536	282	---	---
General allowance allocations	327,705	2,485	394,604	2,835

Total	$1,510,816	$54,623	$1,774,063	$38,262

Of the $91.4 million of impaired commercial loans, $89.4 million were classified as substandard or worse per the Company's internal risk rating system. The $10.5 million of residential mortgage troubled debt restructurings were associated with new programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures. These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow. The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure. Additional information regarding impaired loans at December 31, 2009 and 2008 may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements.

The increase in the level of the allowance for 2009 was primarily related to an increase in reserves associated with commercial loans. The increase of $16.4 million in reserves on commercial loans was primarily related to a $15.4 million increase in the formula allowance on non-impaired loans. The increase in the historical loss experience incurred by the Company during this period and a general deterioration in the credit quality from a decline in the overall risk ratings of commercial loans is the primary reason for this increase.

The general allowance for residential real estate and consumer loans was $2.5 million at December 31, 2009 compared to $2.8 million at December 31, 2008. The decrease was largely related to a decline in the balance of consumer loans and a slight decline in the past due status of these loans. Of the $54.6 million allowance at December 31, 2009, 21% related to specific allocations on impaired loans, 74% related to the formula allowance on commercial loans and 5% related to general allocations for homogeneous loans.

The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans, which have largely resulted in the need to increase the allowance for loan losses, may be found in Item 1 of this report under the heading "Recent Business Developments" and this Item 7 of the report under the heading "Loan Portfolio and Asset Quality" above.

Although the Company believes its allowance for loan losses has captured the losses that are probable in its portfolio as of December 31, 2009, there can be no assurance that all losses have been identified or that the allowance is sufficient. The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown may result in additional losses in 2010.

Premises and Equipment: Premises and equipment totaled $61.0 million at December 31, 2009, representing a decrease of $2.5 million from $63.5 million at December 31, 2008. The decline was largely from depreciation of current facilities in excess of capital additions during 2009. Because the Company has slowed its overall asset growth amidst the weak economic conditions in West Michigan, it has suspended its branch expansion initiatives. Accordingly, there were no new facilities constructed during 2009. When economic conditions and financial performance improve, the Company will assess the prospects for future branch expansion.

Deposits: Total deposits decreased $249.4 million to $1.42 billion at December 31, 2009, as compared to $1.67 billion at December 31, 2008.

Because of the decline in assets during 2009, the Company decreased some of its higher costing deposits. The decline in deposits was primarily from a $131.3 million decrease in out-of-market deposits generated from brokers and an $86.6 million decrease in local jumbo time deposits. The remainder of the decline was from a $79.7 million decrease in institutional money market accounts related to planned distributions by these customers. A maturity table of deposits issued through brokers may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements.

The overall declines in deposit categories noted above were partially offset by growth in balances of personal and business checking and savings accounts. These increases are particularly noteworthy considering the lack of economic expansion in Western Michigan and the intense competition for core deposit growth in the Company's markets. The Company believes its growth in balances of personal and business checking and savings accounts was primarily attributable to its focus on quality customer service, the desire of customers to deal with a local bank, the convenience of its maturing branch network and the breadth and depth of its expanding and sophisticated product line.

Noninterest bearing demand accounts comprised 16% of total deposits at December 31, 2009 compared to 12% of total deposits at December 31, 2008. Part of the reason for the increase in noninterest bearing demand accounts was associated with temporary insurance programs provided for these account types by the U.S Government. Because of the generally low rates paid on interest bearing account alternatives, many of the Company's business customers chose to keep their balances in these more liquid and insured account types. Interest bearing demand, including money market and savings accounts, comprised 41% of total deposits at December 31, 2009 compared to 38% at the end of 2008. Time accounts as a percentage of total deposits were 43% at December 31, 2009 compared to 50% at the end of 2008.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Item 1 of this report under the heading "Recent Business Developments - Deposits and Other Funding Activities," and is here incorporated by reference.

Borrowed Funds: Borrowed funds consist of advances from the Federal Home Loan Bank, securities sold under agreements to repurchase ("repo borrowings"), long-term debt associated with the issuance of trust preferred securities, subordinated debt, and federal funds purchased provided by our correspondent banks.

Borrowed funds totaled $320.9 million at December 31, 2009, including $238.0 million of Federal Home Loan Bank advances, $40.0 million in repo borrowings, $41.2 million in long-term debt associated with trust preferred securities and, as discussed below, $1.7 million in subordinated debt. Borrowed funds totaled $326.0 million at December 31, 2008 including $194.8 million of Federal Home Loan Bank advances, $90.0 million in repo borrowings, and $41.2 million in long-term debt associated with trust preferred securities.

Borrowed funds remained relatively flat during 2009, as the Company generally renewed matured borrowings with longer-term Federal Home Loan Bank advances to support its interest rate risk management activities.

In connection with capital raising activities, as more fully discussed below, the Company issued 11% subordinated notes in the amount of $1,650,000 during the second and third quarters of 2009. The notes are not convertible into common or preferred stock and will mature on August 31, 2017. This subordinated debt qualified for Tier II capital for regulatory purposes.

CAPITAL RESOURCES

Total shareholders' equity was $88.0 million at December 31, 2009 compared to $149.2 million at December 31, 2008. The decrease of $61.2 million was primarily due to the $63.6 million net loss the Company incurred in 2009.

Cash dividends of $2.9 million were declared on preferred shares during 2009. The Company suspended payment of cash dividends on its common and preferred stock in an effort to preserve capital. As disclosed in the Notes to the Consolidated Financial Statements, the Bank is subject to the Consent Order that, among other items, prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. As funds for the payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings, the Company does not expect to pay cash dividends in the near term. The Company does expect to reassess its ability to resume the payment of dividends on its preferred and common stock if and when the Consent Order has been lifted, current levels of cash, earnings and capital are at acceptable levels and the prospects are positive for sustained economic growth and improved Company performance.

Additional information on restrictions on payment of dividends by the Company and the Bank may be found in Item 1 of this report under the heading "Recent Business Developments," in Item 5 of this report and in Item 8 of this report under the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

The Company earlier increased its capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. During second and third quarters of 2009, the Company increased its capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt discussed above. The Company issued 2,600 shares of 9.0% Series B Non-Cumulative Perpetual Convertible Preferred Stock (Series B Preferred Stock) with a liquidation preference of $1,000 per share, resulting in capital proceeds of $2.6 million. The shares are convertible into common stock at the option of the holder at a price per share of $6.00. On or after July 13, 2012, the preferred stock will be subject to mandatory conversion into common stock under certain circumstances. The Company issued 538,386 shares of common stock at a weighted average price of $3.06 per share resulting in capital proceeds of $1.7 million. For more information regarding the private offerings, see Item 8 of this report under the Notes to the Consolidated Financial Statements.

The following table shows the Company's various capital ratios for 2009 and 2008.

As of and for the year ended December 31,	2009	2008
Average equity to average assets	6.2%	7.6%
Total risk-based capital	9.2%	11.3%
Tier 1 risk-based capital	7.1%	10.0%
Tier 1 capital to average assets	6.0%	8.8%

The ratios declined since the beginning of the year primarily because of the decline in total capital noted above. Approximately $28.4 million of the $40.0 million of trust preferred securities outstanding at December 31, 2009 qualified as Tier 1 capital. The remaining $11.6 million qualified as Tier II capital, a component of total risk-based capital. The Bank was categorized as "adequately capitalized" at December 31, 2009 and as of the date of this report.

The Company has suspended payments of cash dividends on its preferred stock until further action by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

The Company has exercised its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

Capital ratios have been positively impacted by the decline in the Company's total assets. The extent of our operating losses, however, outpaced the decline in asset levels, thereby causing an overall decline in capital ratios for 2009.

Within 90 days after the date of the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. We are evaluating alternatives to reach and maintain the capital levels required by the Consent Order in a timely fashion. We have not determined whether we will be able to meet the timeline prescribed by the Consent Order for reaching the required capital levels. Achievement of these capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values. See the risk factor in Item 1 of this report entitled "If the Company cannot raise additional capital to satisfy the capital levels required by the Consent Order in a timely fashion, then its ability to maintain its current level of assets and to further expand its operations through organic growth could be materially impaired. In addition, the Bank could become subject to an enforcement action."

The Company also remains active at exploring alternatives to increase its capital and bring the Bank's capital levels to those prescribed in the Consent Order. During the fourth quarter of 2009, the Company engaged an independent consulting firm to assess the risk in the Company's loan portfolio, an important step in supporting its capital planning efforts. The extent and timing of capital raising initiatives in 2010 will consider this assessment as well as the results of internal initiatives to improve the financial performance of the Company. Despite these efforts, there can be no assurance that full compliance with the capital requirements will be achieved within the timeframe specified by the Consent Order. See the risk factor entitled "If the Company cannot raise additional capital to satisfy the capital levels required by the Consent Order in a timely fashion, then its ability to maintain its current level of assets and to further expand its operations through organic growth and acquisitions could be materially impaired. In addition, the Bank could become subject to an enforcement action."

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock and trust preferred stock offerings and subordinated debt.

LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Reserve Bank of Chicago's discount window, the Federal Home Loan Bank, federal funds purchased lines and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above.

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

Prior to 2008, the Bank's balance sheet size was led by loan growth. During that time, the Bank utilized brokered deposits and other wholesale funding sources to augment its local deposits within its liquidity and interest rate risk tolerances. Limits have always been placed on brokered deposit and wholesale funding exposure and monitored monthly by the ALCO Committee. We maintain a diversified wholesale funding structure and actively manage our maturing wholesale sources to reduce the risk to liquidity shortages.

In response to the volatile conditions in the national markets since 2008, we have actively pursued initiatives to further strengthen our liquidity position. The Bank has made significant progress to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and is focused on achieving a non-core funding dependency ratio of below its peer group average. During 2009, we reduced our loan portfolio by $263.2 million with a corresponding reduction in deposits generated through brokers of $131.3 million and an increase in our liquid investments of $10.5 million. The Bank held $54.0 million of liquid money market investments at December 31, 2009. Further declines in the loan portfolio and total assets and corresponding reductions in wholesale funding sources are planned for 2010. A maturity table of deposits issued through brokers may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements.

In addition to strategies focused on improving the liquidity of the balance sheet, the Bank's borrowing capacity from correspondent banks was approximately $216.9 million as of December 31, 2009.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Item 1 of this report under the heading "Recent Business Developments - Deposits and Other Funding Activities," and is here incorporated by reference.

In the normal course of business, we enter into certain contractual obligations including obligations which are considered in our overall liquidity management. The table below summarizes our significant contractual obligations at December 31, 2009.
(Dollars in thousands)	1 year or less	2-3 years	4-5 years	After 5 years
Time deposit maturities	$451,505	$156,695	$9,606	$122
Other borrowed funds	161,000	100,000	---	17,023
Total	$612,505	$256,695	$9,606	$17,145

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit. The level and fluctuation of these commitments is also considered in our overall liquidity management. At December 31, 2009, we had a total of $306.5 million in unused lines of credit, $9.9 million in unfunded loan commitments and $9.9 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare to the Company in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. Throughout 2009, the Company has not received dividends from the Bank and the Company has suspended payment of dividends on its common stock.

The Company has suspended payments of cash dividends on its preferred stock until further action by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

The Company has exercised its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

Additional information on restrictions on payment of dividends by the Company and the Bank may be found in Item 1 of this report under the heading "Recent Business Developments," in Item 5 of this report and in Item 8 of this report under the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Of the $18.5 million expected to be received by the Company from taxes paid in prior years associated with the carryback of its 2009 net operating loss, approximately $800,000 will be paid to the Company in 2010. The remaining amount will be paid to the Bank. Based upon the receipt of this expected federal income tax receivable, $1.1 million of existing cash resources at December 31, 2009, expectations of additional capital from the resources discussed above and an expected return to profitability in the future, the Company believes it has a prudent liquidity plan for the Company to meet its cash-flow requirements during 2010.

The Company also has a contractual obligation associated with its long-term debt of $41,238,000 that matures after five years. Additional information regarding this long-term debt may be found in Item 8 of this report under the Notes to the Consolidated Financial Statements.

For information on the liquidity risks the Bank and the Company face, see the risk factors in Item 1A of this report entitled " The Company and Bank are subject to liquidity risk in their operations, which could adversely affect their ability to fund various obligations," "The Bank cannot accept, renew or roll over brokered deposits without a waiver from the FDIC, which could materially adversely affect the Bank's and the Company's liquidity position," "If the Transaction Account Guaranty Program of the FDIC's Temporary Liquidity Guarantee Program expires on June 30, 2010 as currently scheduled, then the Bank could experience a significant reduction in uninsured deposits, which could materially adversely affect the Bank's and the Company's liquidity position," and "If the condition of the Bank's loan portfolio continues to worsen, its ability to borrow funds from the Federal Home Loan Bank could be adversely affected, which could materially adversely affect the Bank's and the Company's liquidity position."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

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

Our methodology for determining the allowance for loan loss and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion. This area of accounting requires significant judgment due to the number of factors which can influence the collectibility of a loan. Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses. Although, based upon our internal analysis, and in our judgment, we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2009.

Loss contingencies are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. This, too, is an accounting area that involves significant judgment. Although, based upon our judgment and internal analysis we have properly accounted for loss contingencies, future changes in the status of such contingencies could result in a significant change in the level of contingent liabilities and a related impact to operating earnings.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2009, we had gross deferred tax assets of $22.5 million, gross deferred tax liabilities of $4.5 million and a valuation allowance of $18.0 million for the entire amount of net deferred tax assets. Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Based upon a number of factors including our net operating loss for 2009 and 2008 and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded the need for a valuation allowance during 2009 for the entire amount of our net deferred tax assets. Changes in tax laws, changes in tax rates and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established in 2008.

ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.
ITEM 8:	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant net losses in 2009 and 2008, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of non-performing assets at its wholly owned bank subsidiary (Macatawa Bank or "the Bank"). These losses have caused the Bank's regulatory capital to fall from well capitalized to adequately capitalized, which in turn limits its ability to use certain funding sources, such as brokered deposits. As discussed in Notes 1 and 2, the Bank is under a regulatory Consent Order that requires among other items, higher levels of regulatory capital. At December 31, 2009 the Bank was below the stated regulatory capital levels and is not expected to be in compliance with the regulatory capital requirements of the Consent Order within the timeframe established under the Consent Order. Failure to reduce the level of non-performing assets, higher costs to administer and dispose of those assets and comply with the Consent Order, limitations on funding sources, and failure to comply with higher regulatory capital requirements may result in additional enforcement actions. These events raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are discussed further in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Macatawa Bank Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an adverse opinion thereon.

Crowe Horwath LLP

Grand Rapids, Michigan
March 30, 2010

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollars in thousands, except per share data)

	2009	2008
ASSETS
Cash and due from banks	$24,687	$29,188
Federal funds sold and other short-term investments	54,062	39,096
Cash and cash equivalents	78,749	68,284

Securities available for sale, at fair value	129,090	184,681
Securities held to maturity (fair value 2009 - $421, 2008 - $1,867)	414	1,835
Federal Home Loan Bank (FHLB) stock	12,275	12,275
Loans held for sale	649	2,261
Total loans	1,510,816	1,774,063
Allowance for loan losses	(54,623)	(38,262)
	1,456,193	1,735,801
Premises and equipment - net	61,015	63,482
Accrued interest receivable	6,460	7,746
Acquired intangible assets	592	874
Bank-owned life insurance	24,395	23,645
Other real estate owned	37,183	19,516
Other assets	23,157	28,972

Total assets	$1,830,172	$2,149,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$221,470	$192,842
Interest-bearing	1,194,867	1,472,919
Total	1,416,337	1,665,761
Other borrowed funds	278,023	284,790
Long-term debt	41,238	41,238
Subordinated debt	1,650	---
Accrued expenses and other liabilities	4,933	8,370
Total liabilities	1,742,181	2,000,159

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,637
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding at December 31, 2009 and no shares issued and outstanding at December 31, 2008	2,560	---
Common stock, no par value, 40,000,000 shares authorized; 17,698,108 and 17,161,515 shares issued and outstanding at December 31, 2009 and 2008, respectively	167,183	164,327
Retained deficit	(114,800)	(48,289)
Accumulated other comprehensive income	2,444	2,538
Total shareholders' equity	87,991	149,213

Total liabilities and shareholders' equity	$1,830,172	$2,149,372

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2009		2008	2007
Interest income
Loans, including fees		$88,713	$107,342	$129,183
Securities
Taxable		4,201	5,586	6,665
Tax-exempt		2,155	2,169	2,185
FHLB stock		353	475	559
Federal funds sold and other short-term investments		456	503	780
Total interest income		95,878	116,075	139,372

Interest expense
Deposits		30,803	41,319	58,955
Other borrowings		10,629	13,683	13,091
Subordinated and long-term debt		1,653	2,724	3,441
Federal funds purchased		---	218	969
Total interest expense		43,085	57,944	76,456

Net interest income		52,793	58,131	62,916
Provision for loan losses		74,340	37,435	15,750

Net interest income (loss) after provision for loan losses		(21,547)	20,696	47,166

Noninterest income
Service charges and fees		4,776	5,342	5,087
Net gains on mortgage loans		2,388	1,250	1,290
Trust fees		3,806	4,448	4,906
ATM and debit card fees		3,001	2,739	2,134
Gain on sales of securities		---	412	---
Gain on settlement of interest rate swaps		---	832	---
Other		2,726	3,121	2,681
Total noninterest income		16,697	18,144	16,098

Noninterest expense
Salaries and benefits		24,349	26,547	25,499
Occupancy of premises		4,343	4,402	4,185
Furniture and equipment		4,026	4,079	3,956
Legal and professional		1,277	1,998	643
Marketing and promotion		907	991	1,261
Data processing		1,844	1,881	1,912
FDIC assessment		4,495	1,438	1,080
ATM and debit card processing		1,326	1,206	876
Impairment of goodwill and acquisition intangibles		---	27,634	---
Administration and disposition of problem assets		11,395	6,694	1,198
Trade Partners litigation settlement		5,533	---	---
Other		7,896	9,197	9,649
Total noninterest expenses		67,391	86,067	50,259

Income (loss) before income tax		(72,241)	(47,227)	13,005
Income tax expense (benefit)		(8,600)	(8,373)	3,736

Net income (loss)		(63,641)	(38,854)	9,269
Dividends declared on preferred shares		2,870	817	---
Net income (loss) available to common shares		$(66,511)	$(39,671)	$9,269

Basic earnings (loss) per common share		$(3.81)	$(2.33)	$.54
Diluted earnings (loss) per common share		$(3.81)	$(2.33)	$.54
Cash dividends per common share	$	---	$.26	$.51

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Series A	Series B

Balance, January 1, 2007	$ ---	$ ---	$153,728	$4,840	$(1,719)	$156,849

Net income				9,269		9,269

Other comprehensive income (loss):
Net change in unrealized gain (loss) on derivative instruments, net of tax of $617					1,145	1,145

Net change in unrealized gain (loss) on securities available for sale, net of tax of $1,015					1,885	1,885
Comprehensive income						12,299

Issued 819,223 shares in payment of 5% stock dividend			9,518	(9,536)		(18)

Issued 136,936 shares for acquisition of Smith & Associates			3,150			3,150

Stock compensation expense			591			591

Issued 54,272 shares for stock option exercises (net of 3,833 shares exchanged and including $89 of tax benefit)			431			431

Repurchase 298,500 shares of stock			(3,896)			(3,896)

Cash dividends at $.51 per common share				(8,781)		(8,781)

Balance, December 31, 2007	---	---	163,522	(4,208)	1,311	160,625

Net loss				(38,854)		(38,854)

Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale, net of tax of $661					1,227	1,227
Comprehensive loss						(37,627)

Stock compensation expense			591			591

Issued 32,824 shares for stock option exercises (net of 1,010 shares exchanged and including $40 of tax benefit)			214			214

Issued 31,790 shares of preferred stock	30,637					30,637

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Series A	Series B

Cash dividends declared:
Common shares ($.26 per share)				(4,410)		(4,410)
Preferred Shares				(817)		(817)

Balance, December 31, 2008	30,637	---	164,327	(48,289)	2,538	149,213

Net loss				(63,641)		(63,641)

Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale					(94)	(94)
Comprehensive loss						(63,735)

Issued 2,600 shares of preferred stock		2,600				2,600

Preferred stock issuance costs	(33)	(40)				(73)

Stock compensation expense			519			519

Tax effect of vested stock awards			(119)			(119)

Issued 538,386 shares of common stock			1,650			1,650

Common stock warrants issued			806			806

Cash dividends declared on preferred shares				(2,870)		(2,870)

Balance, December 31, 2009	$ 30,604	$ 2,560	$167,183	$ (114,800)	$ 2,444	$ 87,991

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(63,641)	$(38,854)	$9,269
Adjustments to reconcile net income (loss)
to net cash from operating activities
Depreciation and amortization	3,693	3,879	3,702
Stock compensation expense	519	591	591
Stock warrant expense	806	---	---
Provision for loan losses	74,340	37,435	15,750
Deferred tax asset valuation allowance	18,020	---	---
Impairment of goodwill and acquisition intangibles	---	27,634	---
Origination of loans for sale	(160,151)	(81,044)	(86,440)
Proceeds from sales of loans originated for sale	164,321	83,160	86,150
Net gains on mortgage loans	(2,388)	(1,250)	(1,290)
Gain on sales of securities	---	(412)	---
Gain on settlement of interest rate swaps	---	(832)	---
Write-down of other real estate	4,348	1,916	304
Net (gain) loss on sale of other real estate	(110)	496	68
Increase in accrued interest receivable and other assets	(11,278)	(11,330)	(150)
Earnings in bank-owned life insurance	(991)	(942)	(860)
Increase (decrease) in accrued expenses and other liabilities	(2,499)	515	(3,437)
Net cash from operating activities	24,989	20,962	23,657

Cash flows from investing activities
Loan originations and payments, net	175,817	(75,874)	(49,524)
Purchases of securities available for sale	(17,346)	(72,722)	(22,154)
Proceeds from:
Maturities and calls of securities available for sale	72,607	70,156	22,135
Maturities and calls of securities held to maturity	1,369	---	715
Sales of securities available for sale	---	21,704	---
Principal paydowns on securities	93	20	94
Sales of other real estate	7,546	3,624	1,891
Return of bank-owned life insurance investment benefit	241	---	---
Additions to premises and equipment	(800)	(2,322)	(7,123)
Net cash from investing activities	239,527	(55,414)	(53,966)

Cash flows from financing activities
Net increase (decrease) in deposits	(249,424)	142,208	(144,004)
Net increase (decrease) in short-term borrowings	---	(46,467)	34,477
Proceeds from other borrowed funds	85,000	405,000	440,000
Repayments of other borrowed funds	(91,767)	(474,262)	(277,966)
Proceeds from issuance of subordinated debt	1,650	---	---
Fractional shares purchased	---	---	(18)
Cash dividends paid on common shares	---	(4,410)	(8,781)
Cash dividends paid on preferred shares	(3,687)	---	---
Net proceeds from issuance of preferred stock	2,527	30,637	---
Proceeds from issuance of common stock	1,650	---	---
Repurchase of common stock	---	---	(3,896)
Proceeds from exercises of stock options, including tax benefit	---	214	431
Net cash from financing activities	(254,051)	52,920	40,243

Net change in cash and cash equivalents	10,465	18,468	9,934

Beginning cash and cash equivalents	68,284	49,816	39,882

Ending cash and cash equivalents	$78,749	$68,284	$49,816

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Supplemental cash flow information:
Interest paid	$45,523	$59,162	$76,341
Income taxes paid (refunded)	(9,272)	3,850	6,350

Supplemental noncash disclosures:
Transfers from loans to other real estate	29,451	19,848	4,755
Preferred stock dividends accrued, paid in subsequent quarter	---	817	---
Acquisition of Smith & Associates:
Acquired intangible assets	---	---	3,924
Other liabilities assumed	---	---	774
Value of common stock issued	---	---	3,150

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Macatawa Bank Corporation ("Macatawa" or the "Company") and its wholly-owned subsidiary, Macatawa Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Macatawa Bank is a Michigan chartered bank with depository accounts insured by the Federal Deposit Insurance Corporation. The Bank operates 26 full service branch offices providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan.

Effective June 30, 2009, the operations of Macatawa Bank Mortgage Company were consolidated with and into Macatawa Bank, and the Mortgage Company was subsequently dissolved and liquidated. All products and services previously provided by the Mortgage Company are now provided by Macatawa Bank. The reorganization is intended to enhance earnings through reduced operating expenses as a result of efficiencies gained.

The Company owns all of the common securities of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are discussed in a separate note. Under generally accepted accounting principles, these trusts are not consolidated into the financial statements of the Company.

Recent Business Developments:

Consent Order with Macatawa Bank and its Regulators

On February 22, 2010, Macatawa Bank Corporation's wholly-owned subsidiary, Macatawa Bank, entered into a Consent Order with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR"), the primary banking regulators of the Bank. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFIR. The Consent Order, among other requirements, includes the following:
•	The Consent Order requires the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.

•

The Consent Order requires the Bank to charge off all assets or portions of assets classified "Loss" in the most recent FDIC Report of Examination ("ROE") that have not been previously collected or charged off. This was accomplished subsequent to the examination in October, 2009.

•

The Consent Order prohibits the Bank from extending additional credit to, or for the benefit of, any borrower who is already obligated to the Bank on any loan that has been charged off by the Bank, so long as the amount charged off remains uncollected. In addition, the Consent Order prohibits the Bank from extending any additional credit to a borrower who has an uncollected loan that has been classified "Substandard" or "Doubtful", unless the Bank's Board of Directors has determined that extending additional credit to the borrower is in the best interest of the Bank.

•

The Consent Order requires the Board of Directors of the Bank upon the issuance of the order and before each quarterly Report of Condition and Income to review the adequacy of the Bank's Allowance for Loan and Lease Losses ("ALLL") and make adjustments needed to provide for an adequate ALLL.

•

While the Consent Order is in effect, the Bank may not declare or pay any cash dividend without the prior written consent of the FDIC and the OFIR. The Bank did not pay dividends to the Company during 2009. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and interest on its trust preferred securities. The Company has suspended payment of dividends on common and preferred stock and has deferred interest payments on trust preferred securities.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Consent Order also requires the Bank and its Board of Directors to adopt and implement a variety of policies, plans, procedures and practices intended to aid in the safe and sound conduct of the Bank's business. The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order.

Other requirements of the Consent Order already addressed, or where steps have been taken to address, include implementing new lending and compliance policies and new problem loan identification and resolution plans, strengthening Audit Committee oversight, creating a Compliance Committee of the Board, and developing a comprehensive, board-approved action plan for Macatawa Bank to address and monitor each requirement of the Consent Order.

The Company is also evaluating alternatives to reach and maintain the capital levels required by the Consent Order in a timely fashion. The Company has not determined whether it will be able to meet the timeline prescribed by the Consent Order for reaching the required capital levels. Achievement of these capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values.

Potential Written Agreement with Macatawa and its Regulator

Macatawa expects that it will also enter into a Written Agreement with the Federal Reserve Bank of Chicago, the primary regulator of Macatawa, which will address issues arising out of the FRB's examination of Macatawa, which is currently in process. While the final form and terms of a Written Agreement are not yet determined, we expect the Written Agreement to address capital levels, liquidity, dividends, debt restrictions, stock redemptions and compliance with laws, but we are unable to predict with certainty the content or effect of a Written Agreement.

Deposit Gathering Activities

During 2009 the Bank's regulatory capital ratios fell below levels required to be categorized as "well capitalized" under applicable regulatory guidelines. In addition, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As a result, the Bank is subject to the following restrictions regarding its deposit gathering activities:
•

Effective January 1, 2010, the interest rate paid for deposits by institutions that are categorized as less than "well capitalized" is limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. Although this may impact the ability of the Company to compete for more rate sensitive deposits, the Company expects its continued reduction in assets to reduce its need to utilize these more rate sensitive deposits.

•

The Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The Bank has not accepted or renewed brokered deposits since November of 2008. A maturity table of deposits issued through brokers is included in Note 9. As part of its contingent liquidity planning, the Bank is prepared to submit an application with the FDIC to request a waiver from this prohibition if it is considered necessary.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of intangible assets, the status of contingencies, fair value of other real estate owned and fair values of financial instruments are particularly subject to change.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of December 31, 2009 these loans had a net unrealized gain of $10,170 which is reflected in their carrying value. Changes in fair value of loans held for sale are included in net gains on sales of loans. Loans are sold servicing released; therefore no mortgage servicing right assets are established.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans. Management estimates the allowance for loan losses balance believed to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Commercial and commercial real estate loans over $500,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan's effective rate at inception.

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

Bank-Owned Life Insurance (BOLI): The Bank has purchased life insurance policies on certain officers. Bank-owned life insurance is recorded at its currently realizable cash surrender value. Changes in cash surrender value are recorded in other income.

Goodwill and Acquired Intangible Assets: Goodwill resulting from business combinations prior to December 31, 2008 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company had no goodwill at December 31, 2009 and 2008. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. The Company's derivatives consist of interest rate swap agreements, which are used as part of its asset liability management to help manage interest rate risk. The Company does not use derivatives for trading purposes.

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

If designated as a hedge, the Company formally documents the relationship between derivatives as hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions. This documentation includes linking cash flow hedges to specific assets on the balance sheet. If designated as a hedge, the Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting when it determines the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

In February of 2008, the Company chose to terminate all of its outstanding interest rate swap agreements, which had a total notional amount of $60,000,000. The Company realized a gain of approximately $832,000 associated with their settlements which was included in other noninterest income. There were no outstanding swaps at December 31, 2009 and 2008.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. The net fair value of mortgage banking derivatives was approximately ($9,000) and $101,000 at December 31, 2009 and 2008.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation's common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

The Company recognizes a tax position as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and the conversion of the Company's convertible preferred stock. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Stock Splits and Dividends: Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share amounts are retroactively adjusted for stock splits and dividends.

Dividend Restriction: Banking regulations and the Consent Order require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to shareholders. This is discussed further in this Note 1 under "Recent Business Developments" above and elsewhere in the Notes to the Consolidated Financial Statements.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting: The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies in western Michigan. These services include demand, time and savings deposits; lending; ATM processing; cash management; and trust and brokerage services. While the Company's management team monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment - commercial banking.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. The Company adopted this new guidance on January 1, 2009 which had the effect of treating the Company's unvested restricted stock awards as participating in the earnings allocation when computing earnings per share. The adoption of this new guidance did not have a significant impact on the Company's earnings per share for any period presented.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this new guidance in the second quarter of 2009 did not have an impact on the Company's results of operations or financial position as the Company had no other-than-temporary impairment on any of its debt securities. Disclosures have been added accordingly in the notes to the consolidated financial statements.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability's fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. Adoption of this new guidance by the Company in the second quarter of 2009 did not have a material effect on the Company's results of operations or financial position.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

Newly Issued Not Yet Effective Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Adoption of this new guidance by the Company is not expected to have a material impact on the Company's results of operations or financial condition.

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create uncertainty about the Company's ability to continue as a going concern.

The Company recorded net losses to common shareholders of $66.5 million in 2009 and $39.7 million in 2008. These results were largely due to losses from the loan portfolio. During 2009 and 2008 the Company recorded provisions for loan losses of $74.3 million and $37.4 million, respectively. Total nonperforming assets amounted to $141.2 million at December 31, 2009 compared to $112.1 million as of December 31, 2008. The levels of nonperforming assets remained elevated throughout 2009 as the persistently weak economic conditions continued to impact many of the Company's commercial loan customers. The Company's residential developer customers continued to be the segment impacted most severely. The local economy remains weak as evidenced by elevated unemployment levels. These conditions are expected to continue to put pressure on loan customers.

Other items impacting the 2009 and 2008 results included an $18.0 million charge in 2009 to establish a valuation allowance on the entire balance of the Company's deferred tax assets and a $27.6 million charge in 2008 to record goodwill impairment, after which no goodwill remained on the Company's balance sheet.

As a result of losses during 2009 and 2008 and the level of non-performing assets, the Board of Directors of the Company has significantly changed the strategic direction and focus of the Bank to improve its internal operations and to work out of its problem loans and assets. During the fourth quarter of 2009, the Board of Directors elected a new Chairman of the Board. The Company has since worked closely with its regulators at the Federal Reserve Bank ("FRB") and the Bank's regulators at the FDIC and OFIR to put in place improved controls and procedures. The Board has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles that comply with regulatory standards, and appointed experienced and disciplined lending and compliance personnel. The focus of our management team has turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.

Despite the strain that a continuing soft economy places on the loan portfolio, the Company is committed to mitigating future loan losses. Tangible steps have been taken to reduce exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards, implement new lending and compliance policies and procedures, and enhance problem loan identification and resolution plans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES (Continued)

These steps include the following:

•

Board Oversight. The Audit and Compliance Committees of the Board now both meet monthly to monitor, among other items, the new lending and compliance procedures. The Board also restructured the reporting lines for departments involved in managing activities involved in the lending function. The Special Asset Group responsible for the disposition of problem assets, the Credit Administration department responsible for implementation of loan policy and credit monitoring, and the Risk Management Department are led by qualified officers who report directly to the Audit Committee. The Board intends that all necessary resources will be allocated to ensure compliance and to allow the Bank to work out of its problem loans and assets.

•

Plan to Reduce Substandard Assets. We recognize the need to reduce our risk position related to substandard assets. We are formulating and implementing specific plans for each asset identified as substandard. Reductions will be achieved in a variety of ways, including collecting, upgrading (when appropriate and independently verified), right-sizing, or improving the quality of the assets. The ultimate objective is to return the amount of these assets to an acceptable level. The Company also recognizes that the downturn in real estate may be sustained and it must continuously reevaluate every classified loan. The economic environment has a direct impact on the market and all targets will be re-evaluated regularly as these plans evolve. The specific plans are reviewed and approved by the Audit and Compliance Committees at monthly meetings.

•

Concentration Reduction. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank.

•

Loan Review. The Loan Review function traditionally reported administratively through Credit Administration and functionally to the Board Loan Committee. Loan Review now reports functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and is in process of expanding this team to include a Senior Loan Review Manager and additional resources to support our goal of completing an independent, annual review of the entire commercial loan portfolio to monitor the accuracy and completeness of the watch list and all risk grades. This process is intended to identify violations of law, rules, or regulations and policy, credit and collateral documentation exceptions and track corrective measures. This function is also responsible for the integrity of the loan grading system and the independent review of loan grades at inception and renewal.

•

Lender Accountability. Management established individual lender scorecards which are monitored on an ongoing basis. Lenders are apprised monthly of these targets/scorecards and held accountable. We evaluated the performance of individual lenders and implemented corrective action, including the termination of loan officers whose loan portfolios included a majority of the Company's non-performing assets.

•

Loan Policies and Procedures. Loan policy and underwriting guidelines were significantly enhanced in 2009 and have been reassessed for compliance with regulatory requirements and disciplined business practices. Improvements have been made to the Appraisal Policy, Commercial Loan Policy, Environmental Risk Policy, Consumer Loan Policy, Loan Loss Reserve Policy, Non-Accrual and Charged-Off Loan Policy, Real Estate Loan Policy and Loan Review Policy. Further enhancements to the control framework will be evaluated on an on-going basis.

As discussed in Note 1, On February 22, 2010 Macatawa Bank entered into a Consent Order with the FDIC and OFIR. The Consent Order covers various aspects of the Bank's financial condition and performance; loan administration; and capital planning as outlined in Note 1. The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order. We believe we have complied with or will comply with all the provisions of the Consent Order within the required timeframes except with respect to the capital requirements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES (Continued)

The Consent Order requires the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. At December 31, 2009, the Bank's Tier 1 Leverage Ratio was 6.6% and the Total Risk Based Ratio was 9.1%, which qualify the Bank as "adequately capitalized" under the regulatory capital standards. In order to comply with the requirements of the Consent Order the Bank would need a capital injection of approximately $30.8 million as of December 31, 2009.

The Company is evaluating alternatives to reach and maintain the capital levels required by the Consent Order in a timely fashion. The Company has not determined whether it will be able to meet the timeline prescribed by the Consent Order for reaching the required capital levels. Achievement of these capital levels could be impacted, positively or negatively, by certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality, property values and the receptiveness of capital markets to new capital offerings of Macatawa.

Strategies to increase the Bank's capital ratios in order to comply with the capital requirements of the Consent Order include reducing operating costs, shrinking assets of the Bank without weakening its liquidity position, preserving capital through suspension of dividends, and raising additional capital. Following is more information regarding these strategies:
•	Earnings improvements. Steps to reduce expenses have already resulted in the removal of approximately $9 million from the Bank's annualized operating costs.

•

Suspension of dividends: The Bank did not pay dividends to the Company during 2009. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and interest on its trust preferred securities. To preserve Bank capital, the Company has suspended payment of dividends on common and preferred stock and has deferred interest payments on trust preferred securities.

•

Asset Reduction. Total assets were reduced by $319.2 million to $1.83 billion at December 31, 2009, from $2.15 billion at December 31, 2008. The decrease in total assets was largely from a reduction of $263.2 million in the Company's loan portfolio from efforts to reduce concentration in certain loan types. A $57.0 million decline in investment securities also contributed to the decline in total assets. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank. Further asset reductions in these areas are expected in 2010 as we continue to execute this plan.

•

Capital Raising. The Company earlier increased its capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. During second and third quarters of 2009, the Company increased its capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt. See Note 18 for more information regarding these capital raises.

The Company also remains active at exploring alternatives to raise new capital. During the fourth quarter of 2009, the Company engaged an independent consulting firm to assess the risk in the Company's loan portfolio, an important step in supporting its capital planning efforts. The extent and timing of capital raising initiatives in 2010 will consider this assessment as well as the results of the other strategies noted above.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 3 - SECURITIES

The amortized cost and fair value of securities at year-end were as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2009
Available for Sale
U.S. Treasury and federal agency securities	$69,372	$1,738	$	---	$71,110
State and municipal bonds	49,711	2,055		(32)	51,734
Corporate bonds	5,247	8		(10)	5,245
Other equity securities	1,000	1		---	1,001

	$125,330	$3,802		$(42)	$129,090
Held to Maturity
State and municipal bonds	$414	$7	$	---	$421

	$414	$7	$	---	$421
December 31, 2008
Available for Sale
U.S. Treasury and federal agency securities	$129,982	$3,653		$(1)	$133,634
State and municipal bonds	49,794	691		(430)	50,055
Other equity securities	1,000	--		(8)	992

	$180,776	$4,344		$(439)	$184,681
Held to Maturity
State and municipal bonds	$1,835	$32	$	---	$1,867

	$1,835	$32	$	---	$1,867

Securities with unrealized losses at year-end 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):
	Less than 12 Months				12 Months or More				Total
	Fair Value		Unrealized Loss		Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
December 31, 2009
State and municipal bonds	$	---	$	---		$880		$(32)	$880	$(32)
Corporate bonds		4,193		(10)		---		---	4,193	(10)
Other equity securities		---		---		---		---	---	---

Total temporarily impaired		$4,193		$(10)		$880		$(32)	$5,073	$(42)

December 31, 2008
U.S. Treasury and federal
agency securities		$88		$(1)	$	---	$	---	$88	$(1)
State and municipal bonds		16,619		(430)		---		---	16,619	(430)
Other equity securities		992		(8)		---		---	992	(8)

Total temporarily impaired		$17,699		$(439)	$	---	$	---	$17,699	$(439)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 3 - SECURITIES (Continued)

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

Contractual maturities of debt securities at December 31, 2009 were as follows (dollars in thousands):
	Held-to-Maturity Securities				Available-for-Sale Securities
	Amortized Cost		Fair Value		Amortized Cost	Fair Value

Due in one year or less	$	---	$	---	$8,245	$8,325
Due from one to five years		163		166	70,820	72,774
Due from five to ten years		251		255	37,714	39,249
Due after ten years		---		---	7,551	7,741

		$414		$421	$124,330	$128,089

There were no sales of securities for the years ended December 31, 2009 and 2007. Proceeds from the sale of available for sale securities were $21,704,000 and resulted in gross gains of $412,000 for the year ended December 31, 2008.

At December 31, 2009 and 2008, securities with a carrying value of approximately $8,695,000 and $4,200,000, respectively, were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law. At December 31, 2009 and 2008, securities with a carrying value of approximately $44,108,000 and $102,944,000 were pledged as collateral for securities sold under agreements to repurchase. At December 31, 2009, securities with a carrying value of approximately $20,125,000 were pledged as collateral for a Federal funds borrowing facility.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, Investments - Debt and Equity Instruments.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. The Company has taken no OTTI during 2009, 2008 and 2007.

NOTE 4 - LOANS

Year-end loans were as follows (dollars in thousands):
	2009	2008

Commercial and industrial	$369,523	$451,826
Commercial real estate	803,052	927,633
Total commercial	1,172,575	1,379,459
Residential mortgage	163,074	203,954
Consumer	175,167	190,650
	1,510,816	1,774,063
Allowance for loan losses	(54,623)	(38,262)

	$1,456,193	$1,735,801

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4 - LOANS (Continued)

Activity in the allowance for loan losses was as follows (dollars in thousands):
	2009	2008	2007

Beginning balance	$38,262	$33,422	$23,259
Provision for loan losses	74,340	37,435	15,750
Loans charged-off	(59,942)	(33,317)	(5,920)
Recoveries	1,963	722	333

Ending balance	$54,623	$38,262	$33,422

Loans rated a 6 or worse per the Company's internal risk rating system are considered substandard, doubtful or loss. Loans classified as substandard or worse were as follows at year-end (dollars in thousands):
	2009	2008

Loans less than $500,000	$32,412	$21,915
Loans greater than $500,000
Not classified as impaired	35,875	29,349
Classified as impaired	89,356	100,673

Total loans classified substandard or worse	$157,643	$151,937

Loans classified substandard or worse as a percent of total loans	10.43%	8.56%

At December 31, 2009, approximately $89.4 million of the $157.6 million of loans classified as substandard or worse were on nonaccrual status, while the remaining $68.2 million of these loans were on accrual status.

Prior to the fourth quarter of 2009, the Company classified all loans that reached an internal risk rating of substandard or worse as impaired on a loan by loan basis. Impaired loans are those not likely to perform according to their originally agreed-upon terms. Under generally accepted accounting principles individually impaired loans are to be evaluated, reserved upon and separately disclosed, while large groups of smaller-balance homogeneous loans are collectively evaluated for impairment.

During the fourth quarter of 2009, the Company reassessed its practice of identifying impaired loans. We now evaluate loan relationships whose balances were less than $500,000 for impairment on a collective basis and we no longer consider to be impaired certain other loan relationships over $500,000 that are performing as agreed. Prior year impaired loan balances were reclassified to conform to the current year presentation. There was no material impact on the provision for loan losses or level of the allowance for loan losses for 2009 and 2008 associated with this reassessment. General reserves are now utilized for these credits based upon the historical loss experience for their respective loan classification category and adjusted for current factors. These general reserves were approximately $15.6 million and $9.6 million for these loans for the years ended December 31, 2009 and 2008.

Impaired loans were as follows at year-end (dollars in thousands)
	2009	2008

Impaired commercial loans with no allocated allowance for loan losses	$43,073	$41,815
Impaired loans with allocated allowance for loan losses:
Impaired commercial loans	48,298	58,858
Residential mortgage loans modified under a troubled debt restructuring	10,536	---
	58,834	58,858

Total impaired loans	$101,907	$100,673

Amount of the allowance for loan losses allocated	$11,636	$10,369

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 4 - LOANS (Continued)

Of the $101.9 million of impaired loans at December 31, 2009, $91.4 million were commercial loans of which $89.4 million were classified as substandard or worse per the Company's internal risk rating system.

Impaired loans whose terms have been modified in troubled debt restructurings at December 31, 2009 and measured for impairment based upon the discounting of expected future cash flows were $14.1 million with $854,000 of specific reserves allocated. Approximately $10.5 million were residential mortgage loans associated with new programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures. These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow. The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure. The remaining $3.6 million were commercial loans. There were no impaired loans at December 31, 2008 whose loan terms have been modified in troubled debt restructurings.

Other information regarding impaired loans was as follows (dollars in thousands):
	2009	2008	2007

Average of impaired loans during the period	$100,930	$89,028	$38,166
Interest income recognized during impairment	2,495	1,900	782
Cash-basis interest income recognized	2,319	1,640	189

Nonperforming loans were as follows at year-end (dollars in thousands):	2009	2008

Loans past due over 90 days still on accrual	$8,160	$3,200
Nonaccrual loans	95,725	89,049

	$103,885	$92,249

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 - OTHER REAL ESTATE OWNED

Year-end other real estate owned was as follows (dollars in thousands):
	2009	2008

Other real estate owned, initial balance transferred in	$41,987	$21,135
Less: valuation allowance	(4,804)	(1,619)

	$37,183	$19,516

Activity in the valuation allowance was as follows:
	2009	2008	2007

Beginning balance	$1,619	$147	$5
Additions charged to expense	4,348	1,916	304
Reversals upon disposition	(1,163)	(444)	(162)

Ending balance	$4,804	$1,619	$147

Net gains on sales of other real estate were $110,000 in 2009. Net losses on sales of other real estate were $496,000 in 2008 and $68,000 in 2007.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Investment Securities: The fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Loans Held for Sale: The fair value of loans held for sale is based upon binding quotes from 3rd party investors (Level 2 inputs).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
December 31, 2009
US federal agency securities	$71,110	$	---	$71,110	$	---
State and municipal bonds	51,734		---	51,734		---
Corporate bonds	5,245		---	5,245		---
Other equity securities	1,001		---	1,001		---
Loans held for sale	649		---	649		---

December 31, 2008
Available for sale securities	$184,681	$	---	$184,681	$	---
Loans held for sale	2,261		---	2,261		---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
December 31, 2009
Impaired loans	$69,141	$	---	$	---	$69,141
Other real estate owned	36,660		---		---	36,660

December 31, 2008
Impaired loans	$39,272	$	---	$	---	$39,272

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral had a carrying amount of $69.1 million net of a valuation allowance of $10.8 million at December 31, 2009, resulting in an additional provision for loan losses of approximately $32.2 million for the year. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $39.3 million net of a valuation allowance of $3.6 million at December 31, 2008, resulting in an additional provision for loan losses of approximately $13.2 million for the year.

Other real estate owned measured using the fair value of collateral, had a carrying amount of $36.7 million net of a valuation allowance of $4.8 million at December 31, 2009 resulting in write-downs of approximately $4.3 million for the year ending December 31, 2009.

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows at year-end (dollars in thousands).
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$78,749	$78,749	$68,284	$68,284
Securities held to maturity	414	421	1,835	1,867
FHLB stock	12,275	NA	12,275	NA
Loans, net	1,456,193	1,449,526	1,735,801	1,709,672
Accrued interest receivable	6,460	6,460	7,746	7,746

Financial liabilities
Deposits	(1,416,337)	(1,423,929)	(1,665,761)	(1,678,591)
Other borrowed funds	(278,023)	(281,433)	(284,790)	(292,198)
Long-term debt	(41,238)	(34,313)	(41,238)	(34,906)
Subordinated debt	(1,650)	(1,650)	---	---
Accrued interest payable	(1,928)	(1,928)	(4,366)	(4,366)

Off-balance sheet credit-related items
Loan commitments	---	---	---	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 6 - FAIR VALUE (Continued)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet credit-related items is not significant.

NOTE 7 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment were as follows (dollars in thousands):
	2009	2008

Land	$18,236	$18,211
Building	44,063	44,031
Leasehold improvements	1,215	1,215
Furniture and equipment	20,960	20,130
Construction in progress	302	466
	84,776	84,053
Less accumulated depreciation	(23,761)	(20,571)

	$61,015	$63,482

Depreciation expense was $3,267,000, $3,404,000 and $3,290,000 for 2009, 2008 and 2007.

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated to $345,000, $345,000 and $359,000 for each of the years ending December 31, 2009, 2008 and 2007. Future minimum rental expense under noncancelable operating leases as of December 31, 2009 is as follows (dollars in thousands):
2010	$299
2011	223
2012	6

$528

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 8 - GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill: The change in goodwill during the year is as follows:
	2009		2008		2007

Beginning balance	$	---		$25,919	$23,915
Acquired goodwill		---		---	2,004
Impairment		---		(25,919)	---

Ending balance	$	---	$	---	$25,919

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. At the end of 2008 and 2007, we determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

Our annual impairment analysis as of December 31, 2008 indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Like many publicly traded financial institutions, during 2008 the Company's stock price and market capitalization declined to a level well below its book value, and the Company recorded declining profits primarily associated with much higher credit losses. These trends were evident throughout the financial services sector. Accordingly, after performing Step 2 it was determined that the implied value of goodwill was less than the carrying costs, resulting in a pre-tax, non-cash impairment charge of $25.9 million.

Acquired Intangible Assets: Acquired intangible assets were as follows at year-end (dollars in thousands):
	2009		2008
Other Intangible Assets:
Core deposits		$874		$3,185
Less accumulated amortization		(282)		(2,311)

		$592		$874

Trust relationships	$	---		$478
Customer relationships		---		1,920
		---		2,398
Less accumulated amortization		---		(683)
Less impairment		---		(1,715)

	$	---	$	---

Our annual impairment analysis as of December 31, 2008 identified continued deterioration in the equity markets which resulted in declining revenues associated with the Company's trust department. Accordingly, it was determined that the customer relationship intangibles of the Company's trust department were fully impaired resulting in a pre-tax, non-cash impairment charge of $1.7 million.

Amortization expense for acquired intangible assets was $282,000, $434,000 and $460,000 for 2009, 2008 and 2007. Estimated future amortization expense for the remaining core deposit intangibles is as follows (dollars in thousands):
2010	$270
2011	258
2012	64

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 9 - DEPOSITS

Deposits at year-end were as follows (dollars in thousands):
	2009	2008

Noninterest bearing demand	$221,470	$192,842
Interest bearing demand	268,011	230,091
Savings and money market accounts	308,928	411,369
Certificates of deposit	617,928	831,459

	$1,416,337	$1,665,761

The following table depicts the maturity distribution of certificates of deposit at December 31, 2009 (dollars in thousands):
2010	$451,505
2011	135,491
2012	21,204
2013	9,056
2014	550
After	122

$617,928

Approximately $356,380,000 and $574,861,000 in certificates of deposit were in denominations of $100,000 or more at December 31, 2009 and 2008. Brokered deposits totaled approximately $206,525,000 and $337,768,000 at December 31, 2009 and 2008. Since the Bank was not categorized as "well capitalized" at December 31, 2009, regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since November of 2008. At December 31, 2009 and 2008, brokered deposits had interest rates ranging from 3.50% to 4.55% and 3.25% to 4.90%, respectively. At December 31, 2009, maturities of brokered deposits were as follows (in thousands):
Due in one year or less	$158,337
Due from one to two years	48,188

$206,525

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Note 1 under the heading "Recent Business Developments."

NOTE 10 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2009

Single maturity fixed rate advances	$195,000	January 2010 to December 2012	2.79%
Putable advances	26,000	March 2010 to December 2010	5.79%
Amortizable mortgage advances	17,023	March 2018 to July 2018	3.77%

	$238,023

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 10 - OTHER BORROWED FUNDS (Continued)
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2008

Single maturity fixed rate advances	$145,000	April 2009 to December 2011	3.67%
Putable advances	31,000	September 2009 to December 2010	5.80%
Amortizable mortgage advances	18,790	January 2009 to July 2018	3.78%

	$194,790

Each advance is subject to a prepayment penalty if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. Putable advances are fixed rate advances that can be changed to a variable rate at the option of the FHLB. If the FHLB exercises that option, these advances may be repaid without penalty. These advances were collateralized by residential and commercial real estate loans totaling $607,371,000 under a specific loan collateral arrangement at December 31, 2009 and $617,899,000 under a blanket lien arrangement at December 31, 2008.

Scheduled repayments of FHLB advances as of December 31, 2009 were as follows (in thousands):
2010	$122,687
2011	46,733
2012	56,781
2013	1,831
2014	1,884
Thereafter	8,107

$238,023

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repo borrowings") are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities with a carrying amount of approximately $44,108,000 and $102,944,000 at December 31, 2009 and 2008. At maturity, the securities underlying the arrangements are returned to the Company.

At year-end, repo borrowings were as follows (dollars in thousands):
Principal Terms	Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2009
Fixed rate borrowings	$40,000	March 2010 to November 2010	4.62%

December 31, 2008
Fixed rate borrowings	$90,000	February 2009 to November 2010	4.66%

The Company terminated $20,000,000 of floating rate borrowings during the second quarter of 2008 resulting in gross gains of $243,000, which was included in other noninterest income for the year ended December 31, 2008.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 11 - LONG-TERM DEBT

The Company has issued $40.0 million of pooled trust preferred securities ("Preferred Securities") through its wholly-owned subsidiary grantor trusts. Macatawa Statutory Trust I issued $619,000 of common securities to the Company and $20.0 million of Preferred Securities on July 15, 2003 at a floating interest rate of three-month LIBOR plus 3.05%. Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million of Preferred Securities on March 18, 2004 at a floating interest rate of three-month LIBOR plus 2.75%.

The Company issued subordinated debentures ("Debentures") to each trust in exchange for ownership of all of the common securities of each trust and the $41,238,000 in proceeds of the offerings, which Debentures represent the sole asset of each trust. The Preferred Securities represent an interest in the Company's Debentures, which have terms that are similar to the Preferred Securities. The Company is not considered the primary beneficiary of each trust (variable interest entity), therefore each trust is not consolidated in the Company's financial statements, but rather the Debentures are shown as a liability.

As provided in each trust's indenture, the Preferred Securities accrue and pay distributions quarterly at a specified rate and are subject to mandatory redemption upon the maturity of the Debentures, 30 years from the date of issuance, or upon earlier redemption. The Company has the right to redeem the Debentures in whole or in part beginning five years from the date of issuance at a redemption price specified in each trust's indenture. The Debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture.

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance. On December 4, 2009, the Board of Directors of the Company resolved that the Company will exercise its right to defer interest payments on the Debentures for each trust for twenty consecutive quarterly periods or until such earlier time as is determined by further action of the Board of Directors. The Company is not in default with respect to each trust's indenture and the deferral of interest does not constitute an event of default under the indentures. Upon expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period, the Company may not declare or pay any dividends on the Company's common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures. There was approximately $327,000 of accrued and unpaid interest that was included in accrued expenses and other liabilities at December 31, 2009.

At December 31, 2009 and 2008, the Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets. The Preferred Securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. At December 31, 2009, approximately $28.4 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes. At December 31, 2008, the entire $40 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

NOTE 12 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).
	2009	2008

Beginning balance	$21,898	$19,608
New loans and renewals	8,492	31,437
Repayments and renewals	(18,917)	(29,147)
Effect of changes in related parties	(4,381)	---

Ending balance	$7,092	$21,898

Deposits from principal officers, directors, and their affiliates at December 31, 2009 and 2008 were $91.4 million and $171.4 million. The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company's directors.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 13 - STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees' Plans) and directors (the Directors' Plans). The Employees' Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock. The Directors' Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 501,011 shares under the Employees' Plans and 165,375 shares under the Directors' Plans available for future issuance as of December 31, 2009. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

Stock Options

Option awards are granted with an exercise price equal to the market price at the date of grant. Option awards have vesting periods ranging from one to three years and have ten year contractual terms.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The Company expects that all options granted will vest and become exercisable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during 2009 and 2007. The fair value of options granted during 2008 was determined using the following weighted-average assumptions as of grant date.
2008
Risk-free interest rate	3.14%
Expected option life	6.5 years
Expected stock price volatility	30.09%
Dividend yield	6.07%
Weighted average fair value of options granted	$ 1.35

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	976,591	$ 14.49
Forfeited	(28,468)	16.22
Expired	(23,186)	4.96

Outstanding at December 31, 2009	924,937	$ 14.68	4.97	$ ---

Exercisable at December 31, 2009	810,937	$ 15.53	4.53	$ ---

Information related to stock options during each year follows:
	2009		2008	2007

Intrinsic value of options exercised	$	---	$135	$464
Cash received from option exercises		---	174	342
Tax benefit realized from option exercises		---	40	89

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 13 - STOCK-BASED COMPENSATION (Continued)

Compensation cost for stock options was $181,000 (with no tax benefit), representing $0.01 per share for 2009, $368,000 or $320,000 after tax, representing $0.02 per share for 2008 and $446,000 or $400,000 after tax, representing $0.02 per share for 2007.

As of December 31, 2009, there was approximately $51,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.1 years.

Stock Awards

Stock awards have vesting periods of up to four years. A summary of changes in the Company's nonvested stock awards for the year follows:
Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2009	183,632	$5.46
Granted	5,000	3.14
Vested	(85,028)	6.15
Forfeited	(6,793)	9.21

Outstanding at December 31, 2009	96,811	$4.47

Compensation cost for stock awarded in 2009, 2008 and 2007 was $338,000, $223,000 and $145,000.

As of December 31, 2009, there was $262,000 of total unrecognized compensation cost related to nonvested shares granted under the Company's stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested was $523,000 and $6,200 during the years ended December 31, 2009 and 2008. There were no shares vested during the years ended December 31, 2007.

NOTE 14 - EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees. Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations. The Company makes matching contributions equal to 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 6%. The Company's contributions for the years ended December 31, 2009, 2008 and 2007 were approximately $719,000, $790,000 and $767,000. Effective January 1, 2010, the Company temporarily suspended the matching contribution.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 15 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands except per share data):
	2009	2008	2007

Net income (loss)	$(63,641)	$(38,854)	$9,269
Dividends declared on preferred shares	2,870	817	---
Net income (loss) available to common shares	$(66,511)	$(39,671)	$9,269

Weighted average shares outstanding, including
participating stock awards - Basic	17,449,943	17,026,818	17,132,147
Dilutive potential common shares:
Stock options	---	18,075	173,623
Conversion of preferred stock	---	---	---
Stock warrants	---	---	---
Weighted average shares outstanding - Diluted	17,449,943	17,044,893	17,305,770

Basic earnings (loss) per common share	$(3.81)	$(2.33)	$0.54
Diluted earnings (loss) per common share (1)	(3.81)	(2.33)	0.54

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per share calculation.

Stock options for 924,937, 933,173, and 487,223 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2009, 2008 and 2007, respectively, because they were antidilutive. Potential common shares associated with the convertible preferred stock issued in 2008 and 2009 were excluded from dilutive potential common shares for December 31, 2009 and 2008 as they were antidilutive. Potential common shares associated with stock warrants issued in 2009 were excluded from dilutive potential common shares as they were antidilutive.

NOTE 16 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):
	2009	2008	2007

Current	$(19,139)	$(5,994)	$7,606
Deferred (benefit) expense	(7,481)	(2,379)	(3,870)
Change in valuation allowance	18,020	---	---

	$(8,600)	$(8,373)	$3,736

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):
	2009	2008	2007

Statutory rate	35%	35%	35%
Statutory rate applied to income (loss) before taxes	$(25,284)	$(16,529)	$4,552
Add (deduct)
Change in valuation allowance	18,020	---	---
Tax-exempt interest income	(669)	(659)	(633)
Bank-owned life insurance	(440)	(330)	(301)
Goodwill impairment	---	9,071	---
Other, net	(227)	74	118

	$(8,600)	$(8,373)	$3,736

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 16 - FEDERAL INCOME TAXES (Continued)

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

At December 31, 2009, the need for a valuation allowance was based primarily on the Company's net operating loss for 2009 and 2008, and the challenging environment currently confronting banks that could impact future operating results. As a result, an $18.0 million valuation allowance on deferred tax assets was charged to federal income tax expense in 2009. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):
	2009		2008
Deferred tax asset
Allowance for loan losses		$19,118	$13,392
Nonaccrual loan interest		250	368
Valuation allowance on other real estate owned		1,681	567
Other		1,431	910
Gross deferred tax assets		22,480	15,237
Valuation allowance		(18,020)	---
Total net deferred tax assets		4,460	15,237

Deferred tax liabilities
Depreciation		(2,202)	(2,227)
Purchase accounting adjustments		(207)	(306)
Unrealized gain on securities available for sale		(1,316)	(1,367)
Prepaid expenses		(348)	(490)
Other		(387)	(359)
Gross deferred tax liabilities		(4,460)	(4,749)

Net deferred tax asset	$	---	$10,488

There were no unrecognized tax benefits at December 31, 2009 or 2008 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2006.

NOTE 17 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest rate risk in excess of the amount reported in the financial statements.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 17 - COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):
	2009	2008
Commitments to make loans	$9,877	$10,275
Letters of credit	9,857	14,824
Unused lines of credit	306,517	403,335

The notional amount of commitments to fund mortgage loans to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans was approximately $12.8 million and $38.4 million at December 31, 2009 and 2008.

At year-end 2009, approximately 8% of the Bank's commitments to make loans were at fixed rates, offered at current market rates. The remainder of the commitments to make loans was at variable rates tied to prime and generally expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 18 - CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

As previously disclosed, the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement and amendments (as amended, the "Settlement Agreement") in connection with the legal proceedings related to Trade Partners, Inc. The settlement with respect to approximately 91% of the number of plaintiffs and the aggregate amount of their claims was completed and became effective on June 17, 2009. On July 27, 2009, the Company completed a second settlement with additional plaintiffs representing approximately 8.7% of the total number of original plaintiffs.

Including both the June 17 and July 27 settlements, the Company paid a total of $5.91 million for the cash portion of the settlement and issued warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share. The Company's insurers contributed $950,000 to the $5.91 million cash portion of the settlement. Both the June 17 and July 27 settlements were expensed in the quarter ended June 30, 2009 and reduced the Company's net income by $5.5 million.

The fair value of the warrants was $806,000 and recorded in Common Stock based upon $0.54 per warrant as determined using a Black-Scholes model. The assumptions used in the determination of fair value included a risk-free interest rate of 2.22%, an expected life of four years, expected stock price volatility of 56.00% and expected dividend yield of 1.00%.

Following the June 17 and July 27 settlements, all plaintiffs have either settled with the Company or have been dismissed.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 19 - SHAREHOLDERS' EQUITY

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

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital (to risk weighted assets)
Consolidated	$147,162	9.2%	$127,496	8.0%	N/A	N/A
Bank	144,301	9.1	127,357	8.0	$159,196	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	113,549	7.1	63,748	4.0	N/A	N/A
Bank	123,972	7.8	63,678	4.0	95,517	6.0
Tier 1 capital (to average assets)
Consolidated	113,549	6.0	75,559	4.0	N/A	N/A
Bank	123,972	6.6	75,448	4.0	94,311	5.0

December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$209,553	11.3%	$148,835	8.0%	N/A	N/A
Bank	198,922	10.7	148,611	8.0	$185,764	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	186,112	10.0	74,417	4.0	N/A	N/A
Bank	175,516	9.5	74,306	4.0	111,458	6.0
Tier 1 capital (to average assets)
Consolidated	186,112	8.8	85,101	4.0	N/A	N/A
Bank	175,516	8.3	84,997	4.0	106,246	5.0

At December 31, 2009, approximately $28.4 million and $40.0 of trust preferred securities outstanding at December 31, 2009 and 2008 qualified as Tier 1 capital for regulatory capital purposes.

The Bank was categorized as "adequately capitalized" at December 31, 2009 and "well capitalized" at December 31, 2008. There are no conditions or events since December 31, 2009 that management believes have changed its category. The Bank's total regulatory capital was $14.9 million below the level required to be categorized as "well capitalized" at December 31, 2009. In addition, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well capitalized" regardless of actual capital levels.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 19 - SHAREHOLDERS' EQUITY (Continued)

As part of the Consent Order, the Bank is required, within 90 days from the date of the Consent order, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. The ability of the Bank to achieve these requirements is largely dependent on the success of capital raising initiatives in process by the Company. The Consent Order also prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. Under Michigan law, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $24.2 million at December 31, 2009.

Additional information about the Consent Order may be found in Note 1 under the heading "Recent Business Developments."

Issuance of Capital

A summary of the capital instruments offered to accredited investors during 2008 and 2009 is as follows:

Convertible Preferred Stock

In 2008, the Company completed a private offering of 31,290 shares of 12.0% Series A Non-cumulative Convertible Perpetual Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $31.3 million. Proceeds of $30.6 million from issuance were net of $686,000 of costs.

Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 111.73 shares of common stock of the Company, which represents an approximate initial conversion price of $8.95 per share of common stock. On or after the third anniversary of the issue date, at the option of the Company, the Series A Preferred Stock will be subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company's common stock exceeds 130% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series A Preferred Stock for four consecutive quarters. The conversion rate and conversion price will be subject to adjustments in certain circumstances.

In 2009, the Company issued 2,600 shares of 9.0% Series B Non-cumulative Convertible Perpetual Preferred Stock (Series B Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $2.6 million. Proceeds of $2.6 million from issuance were net of $40,000 of costs.

Each share of the Series B Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 166.67 shares of common stock of the Company, which represents an approximate initial conversion price of $6.00 per share of common stock. On or after the third anniversary of the issue date, at the option of the Company, the Series B Preferred Stock will be subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company's common stock exceeds 120% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series B Preferred Stock for four consecutive quarters. The conversion rate and conversion price will be subject to adjustments in certain circumstances. The Series B Preferred Stock is subordinate to the Series A Preferred Stock. If all of the outstanding shares of the Series A and Series B Preferred Stock were converted into common stock, the shares of Series A and Series B Preferred Stock would convert into a total of approximately 3.9 million shares of common stock at December 31, 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 19 - SHAREHOLDERS' EQUITY (Continued)

On December 4, 2009, the Board of Directors of the Company resolved that it will not declare or pay any cash dividends on the Series A or Series B Preferred Stock until further action by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its Series A or Series B Preferred Stock, it may not declare or pay any cash dividends on the Company's common stock.

Both the Series A and Series B Preferred Stock qualified as Tier I capital for the Company.

Common Stock

In 2009, the Company issued 538,386 shares of common stock to accredited investors as part of the private offering. The shares were issued at an average price of $3.06 per share resulting in total proceeds of $1.7 million.

Subordinated Notes

In 2009, the Company received proceeds of $1,650,000 from the issuance of unsecured subordinated debt. The subordinated debt was in the form of 11% subordinated notes due 2017 and redeemable three years after issued. The subordinated notes qualified as Tier 2 capital for the Company and are not convertible into common stock or preferred stock.

NOTE 20 - CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS
	2009	2008
ASSETS

Cash and cash equivalents	$1,143		$10,323
Investment in Bank subsidiary	126,800		178,627
Investment in other subsidiaries	1,563		1,578
Other assets	1,762		1,182

Total assets	$131,268		$191,710

LIABILITIES AND SHAREHOLDERS' EQUITY

Subordinated debt	$1,650	$	---
Long-term debt	41,238		41,238
Other liabilities	389		1,259
Total liabilities	43,277		42,497

Total shareholders' equity	87,991		149,213

Total liabilities and shareholders' equity	$131,268		$191,710

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 20 - CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME
	2009	2008	2007
Income
Dividends from subsidiaries	$49	$6,199	$10,104
Other	6	---	---
Total income	55	6,199	10,104

Expense
Interest expense	1,653	2,720	3,441
Other expense	876	896	1,034
Total expense	2,529	3,616	4,475

Income (loss) before income tax and equity in
undistributed earnings (loss) of subsidiaries	(2,474)	2,583	5,629
Equity in undistributed earnings (loss) of subsidiaries	(61,955)	(42,673)	2,108

Income (loss) before income tax	(64,429)	(40,090)	7,737
Income tax benefit	(788)	(1,236)	(1,532)

Net income (loss)	(63,641)	(38,854)	9,269
Dividends declared on preferred shares	2,870	817	---
Net income (loss) available to common stock	$(66,511)	$(39,671)	$9,269

CONDENSED STATEMENTS OF CASH FLOWS
	2009		2008	2007
Cash flows from operating activities
Net income (loss)		$(63,641)	$(38,854)		$9,269
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Equity in undistributed (earnings) loss of subsidiaries		61,955	42,673		(2,108)
Stock compensation expense		---	49		54
(Increase) decrease in other assets		(581)	(508)		35
Increase (decrease) in other liabilities		(53)	62		(459)
Net cash from operating activities		(2,320)	3,422		6,791

Cash flows from investing activities
Investment in subsidiaries		(9,000)	(20,500)		---
Net cash from investing activities		(9,000)	(20,500)		---

Cash flows from financing activities
Proceeds from exercises of stock options		---	174		342
Proceeds from issuance of subordinated debt		1,650	---		---
Proceeds from issuance of common stock		1,650	---		---
Fractional shares purchased		---	---		(18)
Cash dividends paid		(3,687)	(4,410)		(8,781)
Net proceeds from issuance of preferred stock		2,527	30,637		---
Repurchase of stock		---	---		(3,896)
Net cash from financing activities		2,140	26,401		(12,353)

Net change in cash and cash equivalents		(9,180)	9,323		(5,562)
Cash and cash equivalents at beginning of year		10,323	1,000		6,562
Cash and cash equivalents at end of year		$1,143	$10,323		$1,000

Supplemental noncash disclosures:
Preferred stock dividends accrued, paid in subsequent quarter	$	---	$817	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 21- QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income (Loss) (1)	Earnings (Loss) Per Common Share
					Basic	Fully Diluted
2009
First quarter	$25,124	$12,796	$10,530	$(4,142)	$(.30)	$(.30)
Second quarter	24,531	13,398	20,630	(30,406)	(1.82)	(1.82)
Third quarter	23,534	13,194	21,580	(19,883)	(1.18)	(1.18)
Fourth quarter	22,690	13,406	21,600	(9,209)	(.52)	(.52)

2008
First quarter	$31,317	$14,697	$2,700	$2,438	$.14	$.14
Second quarter	29,199	15,087	18,460	(8,106)	(.48)	(.48)
Third quarter	28,614	14,836	2,425	1,871.11		.11
Fourth quarter	26,945	13,511	13,850	(35,057)	(2.10)	(2.10)

(1)

Net loss for the fourth quarter of 2009 includes an $11.4 million favorable tax benefit resulting from a tax law change extending the carry-back of net operating losses to five years from the previous two-year carry-back period.

Net loss for the second quarter of 2009 includes a non-cash charge of $11 million to establish a valuation allowance on deferred tax assets and a one-time charge of $5.5 million associated with the settlement of the substantial majority of the Trade Partners litigation disclosed in previous announcements. These items are discussed in a separate note.

Net loss for the fourth quarter of 2008 includes a $27.6 million ($27.0 million after tax, or $1.60 per share) impairment charge for goodwill and other intangible assets, as discussed in a separate note.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2009, the end of the period covered by this Report.

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within appropriate time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.

During the course of the audit procedures for 2009, our independent registered public accounting firm, Crowe Horwath LLP, identified certain deficiencies in the Company's credit administration practices and allowance for loan losses process. Crowe Horwath LLP concluded that these control deficiencies constituted a "material weakness" in internal controls over financial reporting at December 31, 2009. The areas in which these deficiencies existed are summarized as follows:
•	Loan risk rating downgrades were not consistently made in a timely manner during 2009 as a result of Macatawa's credit administration process.

•

Management was not made aware of the results of independent loan reviews completed prior to December 31, 2009 for their consideration in the determination of the allowance for loan losses as of December 31, 2009.

•	The loss emergence period used to support the general reserves for a specific portion of the Company's loan portfolio was not considered adequate.

•	The qualitative factor adjustments used to determine the allowance for loan losses were not consistent with certain trends in the loan portfolio.

The CEO and CFO have also concluded that the control deficiencies discussed above constituted a material weakness in internal control over financial reporting at December 31, 2009. Therefore, during their annual evaluation of disclosure controls, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at December 31, 2009.

After completion of subsequent procedures in coordination with the Company's independent registered public accounting firm, Crowe Horwath LLP, the Company made an adjustment to its allowance for loan losses as of December 31, 2009. Therefore, the CEO and CFO have concluded that the consolidated financial statements included in this 2009 Form 10-K are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

(b)	Changes in Internal Controls.

The Company's management is committed to continuing efforts to improve the design and operation of the Company's disclosure controls, including taking all necessary steps to remediate the material weakness identified above.

As loan losses escalated over 2008 and 2009 and the pace of credit deterioration increased, we have had to continually re-evaluate and refine our approach to credit administration and determining the allowance for loan losses. The Macatawa Bank Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles including more conservative lending principles that comply with regulatory standards. More discussion regarding these activities intended to improve, among other items, credit administration practices may be found in Item 1 of this report under the heading "Recent Business Developments".

The Company's ongoing efforts to strengthen controls in response to the deficiencies noted above include:
•

Timely identification of grade changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance. To accomplish effective risk rating, additional efforts took place in the latter half of 2009. Our Special Assets Group reviewed all credits risk rated a 5 or worse under our risk rating system. Accelerated downgrading of credits took place as a result of this review. Although we were comfortable with risk rating results as of December 31, 2009, additional measures are being taken in 2010 to further enhance the risk rating system.

The Loan Review function traditionally reported administratively through Credit Administration and functionally to the Board Loan Committee. In early 2010, Loan Review now reports functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and is in process of expanding this team to include a Senior Loan Review Manager and additional resources. Under our new framework, all commercial loan risk ratings are to be independently evaluated by our internal loan review function upon origination or renewal. In addition, commercial loans are to be independently reviewed by our internal loan review function at least annually to monitor the accuracy and completeness of the watch list and all risk ratings.

•

It is the intent of the Loan Review department to finalize internal loan review reports in a timely manner. As part of the new monthly analysis of the adequacy of the allowance for loan losses, versus the quarterly approach previously used, management involved in the allowance for loan loss analysis communicates with other departments involved in managing credit quality, including Loan Review, to determine if there are any further trends regarding credit quality that should be included in its assessment of qualitative factors utilized in the allowance for loan loss analysis. As noted below, qualitative factor adjustments used in the allowance for loan losses analysis were updated as of December 31, 2009 and considered appropriate.

•

The loss emergence period used to support the general reserves for the specific portion of the Company's loan portfolio that was not considered adequate was updated as of December 31, 2009 and considered appropriate.

•	Qualitative factor adjustments used in the allowance for loan losses analysis were updated as of December 31, 2009 and considered appropriate.

These actions are intended to further strengthen our process for establishing the allowance for loan losses and ensure changes in its balance are a timely reflection of changes in the condition of our loan portfolio.

(c)	Management's Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes for external purposes in accordance with generally accepted accounting principles in the United States of America.

An internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the control system's objectives have been met. The inherent limitations include the realities that judgments in decision-making can be deficient and breakdowns can occur because of simple errors or mistakes.

Company management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we concluded that solely as a result of the material weakness in internal control as described above, we did not maintain effective internal control over financial reporting as of December 31, 2009 based on those criteria.

Crowe Horwath LLP, an independent registered certified public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, as stated in their report below.
(d)	Report of Independent Registered Public Accounting Firm.

We have audited Macatawa Bank Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macatawa Bank Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's report. Certain deficiencies were identified in Macatawa Bank Corporation's credit administration practices and allowance for loan loss determination methodology. These deficiencies included:
•	Loan grade downgrades were not consistently made in a timely manner during 2009 as a result of Macatawa's credit administration process.
•

Management was not made aware of the results of independent loan reviews completed prior to December 31, 2009 for their consideration in the determination of the allowance for loan losses as of December 31, 2009.

•	The loss emergence period used to support the general reserves for a specific portion of Macatawa Bank Corporation's loan portfolio was not considered adequate.
•	The qualitative factor adjustments used to determine the allowance for loan losses were not consistent with certain trends in the loan portfolio.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 30, 2010 on those financial statements.

In our opinion, because of the effects of the material weakness described above, Macatawa Bank Corporation has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Macatawa Bank Corporation and our report dated March 30, 2010 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to Macatawa Bank Corporation's ability to continue as a going concern.

Crowe Horwath LLP

Grand Rapids, Michigan
March 30, 2010
ITEM 9B:	Other Information.

None.

PART III
ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors - General, - Qualifications and Biographical Information, - Board Committees - Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance - Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 4, 2010 Annual Meeting of Shareholders is here incorporated by reference.
ITEM 11:	Executive Compensation.

Information under the headings "Executive Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement relating to our May 4, 2010 Annual Meeting of Shareholders is here incorporated by reference.
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 4, 2010 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2009. The following information has been adjusted to reflect the effect of all stock dividends and stock splits.
	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	924,937	$14.68	666,386
Equity compensation plans not approved by security holders	0	N/A	0
Total	924,937	$14.68	666,386

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors - Board Committees" in our definitive Proxy Statement relating to our May 4, 2010 Annual Meeting of Shareholders is here incorporated by reference.
ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors - Fees and - Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 4, 2010 Annual Meeting of Shareholders is here incorporated by reference.

PART IV
ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(a) 2.	Financial statement schedules are omitted because they are not required or because the information is set forth in the consolidated financial statements or related notes.

(a) 3.	The following exhibits are filed as part of this report:

Exhibit Number and Description

2.1

Agreement and Plan of Merger, dated October 11, 2006, by and among Macatawa Bank Corporation, Benj. A. Smith & Associates, Ltd. (Smith & Associates) and Benj. A. Smith, III. Previously filed with the Commission on October 12, 2006 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

3.3

Certificate of Designation of Series A Noncumulative Convertible Perpetual Preferred Stock. Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

3.4

Certificate of Designation of Series B Noncumulative Convertible Perpetual Preferred Stock. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

4.3	Certificate of Designation of Series A Noncumulative Convertible Perpetual Preferred Stock. Exhibit 3.3 is here incorporated by reference.

4.4	Certificate of Designation of Series B Noncumulative Convertible Perpetual Preferred Stock. Exhibit 3.4 is here incorporated by reference.

4.5

First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Previously filed with the Commission on January 30, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

4.6

Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Previously filed with the Commission on May 8, 2009 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10. Here incorporated by reference.

4.7

Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Previously filed with the Commission on June 19, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.8	Warrant Agreement Addendum. Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.9

Form of Warrant Certificate (first series). Previously filed with the Commission on June 19, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

4.10

Form of Warrant Certificate (second series). Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

4.11

Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.

10.1*	Macatawa Bank Corporation Stock Compensation Plan.

10.2*	Macatawa Bank Corporation 1998 Directors' Stock Option Plan.

10.3*

Macatawa Bank Corporation 2006 Stock Compensation Plan. Previously filed with the Commission on March 9, 2006 in Macatawa Bank Corporation's Proxy Statement dated March 6, 2006, Appendix A. Here incorporated by reference.

10.4*

Macatawa Bank Corporation 2006 Directors' Stock Compensation Plan. Previously filed with the Commission on March 9, 2006 in Macatawa Bank Corporation's Proxy Statement dated March 6, 2006, Appendix B. Here incorporated by reference.

10.5*

Amended and Restated Employment Agreement between Benj. A Smith III and Macatawa Bank Corporation dated May 9, 2007. Previously filed with the Commission on May 10, 2007 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.1. Here incorporated by reference.

10.6*

Noncompetition Agreement dated October 11, 2006, by and between Macatawa Bank Corporation and Benj. A. Smith, III. Previously filed with the Commission on October 12, 2006 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

10.7	Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors.

10.8*	Form of Stock Option Agreement. Previously filed with the Commission on March 11, 2005 in Macatawa Bank Corporation's Annual Report on Form 10-K, Exhibit 10.6. Here incorporated by reference.

10.9*

Form of Stock Option Agreement for non-qualified stock options. Previously filed with the Commission on August 8, 2006 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.3. Here incorporated by reference.

10.10*

Form of Stock Option Agreement for incentive stock options. Previously filed with the Commission on August 8, 2006 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.4. Here incorporated by reference.

10.11*

Form of Stock Option Agreement under the Directors' Stock Compensation Plan. Previously filed with the Commission on August 8, 2006 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.5. Here incorporated by reference.

10.12*	Form of Restricted Stock Agreement. Previously filed with the Commission on March 16, 2007 in Macatawa Bank Corporation's Annual Report on Form 10-K, Exhibit 10.15. Here incorporated by reference.

10.13

Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC. Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

10.14

Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series A Noncumulative Perpetual Preferred Stock. Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

10.15	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Exhibit 4.5 is here incorporated by reference.

10.16	Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Exhibit 4.6 is here incorporated by reference.

10.17	Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Exhibit 4.7 is ere incorporated by reference.

10.18	Warrant Agreement Addendum. Exhibit 4.8 is here incorporated by reference.

10.19

Consulting Agreement between G. Thomas Boylan and Macatawa Bank Corporation dated March 10, 2009. Previously filed with the Commission on March 11, 2009 in Macatawa Bank Corporation's Annual Report on Form 10-K, Exhibit 10.18. Here incorporated by reference.

10.20	Form of 11% Subordinated Note Due 2017. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

10.21

Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series B Noncumulative Perpetual Preferred Stock. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

10.22

Form of Subscription and Purchase Agreement for 11% Subordinated Notes Due 2017. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

10.23

Form of Subscription and Purchase Agreement for Common Stock. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.3. Here incorporated by reference.

10.24

Consent Order dated February 22, 2010. Previously filed with the Commission on February 24, 2010 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

21	Subsidiaries of the Registrant. One or more subsidiaries were omitted from this exhibit in accordance with Item 601(b)(21)(ii) of Regulation S-K.

23	Consent of Crowe Horwath LLP, independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. § 1350.

* Management contract or compensatory plan.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request to Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 29, 2010.
MACATAWA BANK CORPORATION

/s/ Ronald L. Haan
Ronald L. Haan Chief Executive Officer (Principal Executive Officer)

/s/ Jon W. Swets
Jon W. Swets Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature

*/s/ Richard L. Postma	March 29, 2010
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	March 29, 2010
Ronald L. Haan, Chief Executive Officer

/s/ Jon W. Swets	March 29, 2010
Jon W. Swets, Senior Vice President and Chief Financial Officer

*/s/ Mark J. Bugge	March 29, 2010
Mark J. Bugge, Director

*/s/ Robert E. Den Herder	March 29, 2010
Robert E. Den Herder, Director

*/s/ John F. Koetje	March 29, 2010
John F. Koetje, Director

*/s/ Arend D. Lubbers	March 29, 2010
Arend D. Lubbers, Director

*/s/ Thomas J. Wesholski	March 29, 2010
Thomas J. Wesholski, Director

*/s/ Douglas B. Padnos	March 29, 2010
Douglas B. Padnos, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact

Exhibit Number and Description
2.1

Agreement and Plan of Merger, dated October 11, 2006, by and among Macatawa Bank Corporation, Benj. A. Smith & Associates, Ltd. (Smith & Associates) and Benj. A. Smith, III. Previously filed with the Commission on October 12, 2006 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

3.3

Certificate of Designation of Series A Noncumulative Convertible Perpetual Preferred Stock. Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

3.4

Certificate of Designation of Series B Noncumulative Convertible Perpetual Preferred Stock. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

4.3	Certificate of Designation of Series A Noncumulative Convertible Perpetual Preferred Stock. Exhibit 3.3 is here incorporated by reference.

4.4	Certificate of Designation of Series B Noncumulative Convertible Perpetual Preferred Stock. Exhibit 3.4 is here incorporated by reference.

4.5

First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Previously filed with the Commission on January 30, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

4.6

Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Previously filed with the Commission on May 8, 2009 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10. Here incorporated by reference.

4.7

Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Previously filed with the Commission on June 19, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.8	Warrant Agreement Addendum. Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.9

Form of Warrant Certificate (first series). Previously filed with the Commission on June 19, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

4.10

Form of Warrant Certificate (second series). Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

4.11

Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.

10.1*	Macatawa Bank Corporation Stock Compensation Plan.

10.2*	Macatawa Bank Corporation 1998 Directors' Stock Option Plan.

10.3*

Macatawa Bank Corporation 2006 Stock Compensation Plan. Previously filed with the Commission on March 9, 2006 in Macatawa Bank Corporation's Proxy Statement dated March 6, 2006, Appendix A. Here incorporated by reference.

10.4*

Macatawa Bank Corporation 2006 Directors' Stock Compensation Plan. Previously filed with the Commission on March 9, 2006 in Macatawa Bank Corporation's Proxy Statement dated March 6, 2006, Appendix B. Here incorporated by reference.

10.5*

Amended and Restated Employment Agreement between Benj. A Smith III and Macatawa Bank Corporation dated May 9, 2007. Previously filed with the Commission on May 10, 2007 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.1. Here incorporated by reference.

10.6*

Noncompetition Agreement dated October 11, 2006, by and between Macatawa Bank Corporation and Benj. A. Smith, III. Previously filed with the Commission on October 12, 2006 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

10.7	Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors.

10.8*	Form of Stock Option Agreement. Previously filed with the Commission on March 11, 2005 in Macatawa Bank Corporation's Annual Report on Form 10-K, Exhibit 10.6. Here incorporated by reference.

10.9*

Form of Stock Option Agreement for non-qualified stock options. Previously filed with the Commission on August 8, 2006 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.3. Here incorporated by reference.

10.10*

Form of Stock Option Agreement for incentive stock options. Previously filed with the Commission on August 8, 2006 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.4. Here incorporated by reference.

10.11*

Form of Stock Option Agreement under the Directors' Stock Compensation Plan. Previously filed with the Commission on August 8, 2006 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.5. Here incorporated by reference.

10.12*	Form of Restricted Stock Agreement. Previously filed with the Commission on March 16, 2007 in Macatawa Bank Corporation's Annual Report on Form 10-K, Exhibit 10.15. Here incorporated by reference.

10.13

Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC. Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

10.14

Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series A Noncumulative Perpetual Preferred Stock. Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

10.15	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Exhibit 4.5 is here incorporated by reference.

10.16	Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Exhibit 4.6 is here incorporated by reference.

10.17	Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Exhibit 4.7 is ere incorporated by reference.

10.18	Warrant Agreement Addendum. Exhibit 4.8 is here incorporated by reference.

10.19

Consulting Agreement between G. Thomas Boylan and Macatawa Bank Corporation dated March 10, 2009. Previously filed with the Commission on March 11, 2009 in Macatawa Bank Corporation's Annual Report on Form 10-K, Exhibit 10.18. Here incorporated by reference.

10.20	Form of 11% Subordinated Note Due 2017. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

10.21

Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series B Noncumulative Perpetual Preferred Stock. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

10.22

Form of Subscription and Purchase Agreement for 11% Subordinated Notes Due 2017. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

10.23

Form of Subscription and Purchase Agreement for Common Stock. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.3. Here incorporated by reference.

10.24

Consent Order dated February 22, 2010. Previously filed with the Commission on February 24, 2010 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

21	Subsidiaries of the Registrant. One or more subsidiaries were omitted from this exhibit in accordance with Item 601(b)(21)(ii) of Regulation S-K.

23	Consent of Crowe Horwath LLP, independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. § 1350.