Form 10-Q
period 2010-03-31
MACATAWA BANK CORP
filed 2010-04-29
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Registrant's telephone number, including area code: (616) 820-1444 ____________

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [   ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,696,423 shares of the Company's Common Stock (no par value) were outstanding as of April 26, 2010.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, adequacy of our capital, capital raising activities, dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to continue as a going concern, the effects on earnings of changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to fully comply with our Consent Order, raise capital, improve regulatory capital ratios, successfully implement new programs and initiatives, increase efficiencies, address regulatory issues, improve internal controls over financial reporting, maintain our current level of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. Failure to comply with the agreements in our Consent Order could result in further regulatory action which could have a material adverse effect on Macatawa Bank Corporation and its shareholders. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extend, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Form 10-K Annual Report; the timing and level of asset growth; changes in market interest rates, changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; the impact of possible future litigation; governmental and regulatory policy changes; quality and composition of our loan portfolio; changes in value and credit quality of investment securities; the local and global effects of current and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of
	Results of Operations and Financial Condition	27

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.
	Controls and Procedures	39

Part II.	Other Information:

	Item 1.
	Legal Proceedings	41

	Item 1.A.
	Risk Factors	41

	Item 2.
	Changes in Securities and Use of Proceeds	43

	Item 3.
	Defaults Upon Senior Securities	43

	Item 4.
	Submission of Matters to a Vote of Security Holders	43

	Item 5.
	Other Information	43

	Item 6.
	Exhibits	43

Signatures		44

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 (unaudited) and December 31, 2009

(dollars in thousands)	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$22,948	$24,687
Federal funds sold and other short -term investments	26,657	54,062
Cash and cash equivalents	49,605	78,749

Securities available for sale, at fair value	115,107	129,090
Securities held to maturity (fair value 2010 - $336, 2009 - $421)	333	414
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale	1,501	649
Total loans	1,438,107	1,510,816
Allowance for loan losses	(60,782)	(54,623)
Net loans	1,377,325	1,456,193

Premises and equipment - net	60,444	61,015
Accrued interest receivable	6,380	6,460
Bank-owned life insurance	24,595	24,395
Other real estate owned	45,790	37,183
Other assets	25,074	23,749
Total assets	$1,718,429	$1,830,172

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$228,842	$221,470
Interest-bearing	1,141,925	1,194,867
Total deposits	1,370,767	1,416,337
Other borrowed funds	232,003	278,023
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	5,854	4,933
Total liabilities	1,651,512	1,742,181

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized; Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at March 31, 2010 and December 31, 2009	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,560	2,560
Common stock, no par value, 40,000,000 shares authorized; 17,696,423 and 17,698,108 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	167,211	167,183
Retained deficit	(135,940)	(114,800)
Accumulated other comprehensive income	2,482	2,444
Total shareholders' equity	66,917	87,991
Total liabilities and shareholders' equity	$1,718,429	$1,830,172

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2010 and 2009 (unaudited)

(dollars in thousands, except per share data)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest income
Loans, including fees	$19,623	$23,146
Securities	1,191	1,811
FHLB Stock	62	123
Federal funds sold and other short-term investments	61	44
Total interest income	20,937	25,124

Interest expense
Deposits	5,408	8,980
Debt and other borrowed funds	2,501	3,348
Total interest expense	7,909	12,328

Net interest income	13,028	12,796
Provision for loan losses	19,710	10,530
Net interest income (loss) after provision for loan losses	(6,682)	2,266

Noninterest income
Service charges and fees	1,065	1,229
Net gains on mortgage loans	181	1,622
Trust fees	890	933
ATM and debit card fees	785	684
Other	547	855
Total noninterest income	3,468	5,323

Noninterest expense
Salaries and benefits	5,450	6,143
Occupancy of premises	1,052	1,156
Furniture and equipment	981	1,017
Legal and professional	769	384
Marketing and promotion	215	223
Data processing	346	497
ATM and debit card processing	310	333
Bond and D&O Insurance	548	137
FDIC assessment	1,257	771
Losses on repossessed and foreclosed properties	3,643	1,008
Administration of problem assets	1,892	1,151
Other	1,463	1,661
Total noninterest expenses	17,926	14,481

Loss before income tax	(21,140)	(6,892)
Income tax benefit	0	(2,750)

Net loss	(21,140)	(4,142)
Dividends declared on preferred shares	0	939
Net loss available to common shares	$(21,140)	$(5,081)

Basic loss per common share	$(1.19)	$(0.30)
Diluted loss per common share	$(1.19)	$(0.30)
Cash dividends per common share	$0.00	$0.00

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2010 and 2009
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net loss	$(21,140)	$(4,142)

Other comprehensive loss, net of tax:
Net change in unrealized gains on securities available for sale	38	364

Comprehensive loss	$(21,102)	$(3,778)

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2010 and 2009
(unaudited)

(dollars in thousands, except per share data)	Preferred Stock		Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Series A	Series B

Balance, January 1, 2009	$30,637	$ 0	$164,327	$ (48,289)	$2,538	$149,213

Net loss for three months ended March 31, 2009				(4,142)		(4,142)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale					364	364
Comprehensive loss						(3,778)

Preferred stock issuance costs	(9)					(9)

Stock compensation expense			157			157

Cash dividends declared on preferred shares				(939)		(939)

Balance, March 31, 2009	$30,628	$ 0	$164,484	$ (53,370)	$2,902	$144,644

Balance, January 1, 2010	$30,604	$2,560	$167,183	$(114,800)	$2,444	$ 87,991

Net loss for three months ended March 31, 2010				(21,140)		(21,140)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale					38	38
Comprehensive loss						(21,102)

Stock compensation expense			28			28

Balance, March 31, 2010	$30,604	$2,560	$167,211	$(135,940)	$2,482	$ 66,917

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2010 and 2009 (unaudited)

(dollars in thousands)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flows from operating activities
Net loss	$(21,140)	$(4,142)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	896	931
Stock compensation expense	28	157
Provision for loan losses	19,710	10,530
Origination of loans for sale	(9,744)	(74,525)
Proceeds from sales of loans originated for sale	9,052	75,932
Net gains on mortgage loans	(181)	(1,622)
Write-down of other real estate	3,516	994
Net loss on sales of other real estate	120	6
Decrease (increase) in accrued interest receivable and other assets	80	(2,717)
Earnings in bank-owned life insurance	(200)	(224)
Increase (decrease) in accrued expenses and other liabilities	(473)	4,159
Net cash from operating activities	1,664	9,479

Cash flows from investing activities
Loan originations and payments, net	41,204	61,285
Purchases of securities available for sale	0	(5,915)
Proceeds from:
Maturities and calls of securities available for sale	13,986	16,500
Principal paydowns on securities	82	78
Sales of other real estate	5,711	3,143
Return of bank-owned life insurance investment benefit	0	241
Additions to premises and equipment	(201)	(323)
Net cash from investing activities	60,782	75,009

Cash flows from financing activities
Net decrease in in-market deposits	(3,505)	(30,946)
Net decrease in brokered deposits	(42,065)	(10,112)
Proceeds from other borrowed funds	20,000	20,000
Repayments of other borrowed funds	(66,020)	(36,100)
Preferred stock issuance costs	0	(9)
Net cash from financing activities	(91,590)	(57,167)

Net change in cash and cash equivalents	(29,144)	27,321
Cash and cash equivalents at beginning of period	78,749	68,284
Cash and cash equivalents at end of period	$49,605	$95,605

Supplemental cash flow information
Interest paid	$7,805	$14,641
Income taxes paid	0	0

Supplemental noncash disclosures:
Transfers from loans to other real estate	17,954	3,317
Preferred stock dividends accrued, paid in subsequent quarter	0	939

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Macatawa Bank Corporation ("the Company", "Our", "We") and its wholly-owned subsidiary, Macatawa Bank ("the Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective June 30, 2009, the operations of Macatawa Bank Mortgage Company ("the Mortgage Company") were consolidated with and into Macatawa Bank, and the Mortgage Company was subsequently dissolved and liquidated. All products and services previously provided by the Mortgage Company are now provided by Macatawa Bank. The reorganization is intended to enhance earnings through reduced operating expenses as a result of efficiencies gained.

The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are not consolidated with the Company under Generally Accepted Accounting Principles.

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

Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2009 Form 10-K containing financial statements for the year ended December 31, 2009.

Recent Business Developments:

Consent Order with Macatawa Bank and its Regulators

As discussed in our Form 10-K Annual Report for the year ended December 31, 2009 (our "2009 Form 10-K"), on February 22, 2010, our wholly-owned subsidiary, Macatawa Bank, entered into a Consent Order with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR"), the primary banking regulators of the Bank. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFIR. The requirements of the Consent Order are summarized in our 2009 Form 10-K.

The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order. These steps are discussed further in Note 2.

Potential Written Agreement with Macatawa and its Regulator

We expect that we will also enter into a Written Agreement with the Federal Reserve Bank of Chicago, the primary regulator of the Company, which will address issues arising out of the FRB's examination of the Company, which is currently in process. While the final form and terms of a Written Agreement are not yet determined, we expect the Written Agreement to address capital levels, liquidity, dividends, debt restrictions, stock redemptions and compliance with laws, but we are unable to predict with certainty the content or effect of a Written Agreement.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Deposit Gathering Activities

During 2009 the Bank's regulatory capital ratios fell below levels required to be categorized as "well capitalized" under applicable regulatory guidelines. As of March 31, 2010, the Bank was categorized as "adequately capitalized" under regulatory guidelines. In addition, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As a result, the Bank remains subject to the following restrictions regarding its deposit gathering activities:
•

Effective January 1, 2010, the interest rate paid for deposits by institutions that are categorized as less than "well capitalized" is limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. During the first quarter of 2010, the Company received notification from the FDIC that the prevailing rates in our market area exceeded the national average. Accordingly, the interest rates paid for deposits by the Bank are limited to 75 basis points above the average rate for similar products within our market area. Although this may impact our ability to compete for more rate sensitive deposits, we expect to reduce our need to utilize these more rate sensitive deposits.

•

The Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The Bank has not accepted or renewed brokered deposits since November of 2008. A maturity table of deposits issued through brokers is included in a separate note. The Bank expects it will be able to fund maturing brokered deposits under its current liquidity contingency program.

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

We recognize a tax position as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. We recognize interest and/or penalties related to income tax matters in income tax expense.

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

At March 31, 2010, the need to maintain a full valuation allowance was based primarily on our net operating loss for the first quarter and the challenging environment currently confronting banks that could impact future operating results. As a result, our valuation allowance on deferred tax assets increased $7.7 million to $25.7 million at March 31, 2010. The increase was primarily due to the increase in deferred tax assets related to the 2010 net operating loss for tax purposes that can be carried forward and the increase in the allowance for loan losses during the quarter. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. The realization of the Company's deferred tax assets is largely dependent on generating income in future years.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements:

In June 2009, the FASB amended previous guidance relating to transfers of financial assets, and for consolidation of variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Early adoption is prohibited. Adoption of this new guidance by the Company on January 1, 2010 did not have a material impact on our results of operations or financial condition.

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF CONSENT ORDER

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances as discussed in our 2009 Form 10-K and in Note 1 create uncertainty about our ability to continue as a going concern. As discussed below, we have made progress during the first quarter of 2010 in addressing many of the concerns identified and are focused on rectifying these issues as we progress through the remainder of 2010. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We recorded net losses to common shareholders of $66.5 million and $39.7 million for the years ended December 31, 2009 and 2008. In the first quarter of 2010 we recorded $21.1 million in net losses. These results were largely due to losses from the loan portfolio. During 2009 and 2008 we recorded provisions for loan losses of $74.3 million and $37.4 million, respectively and we have recorded $19.7 million in provisions in the first quarter of 2010. Total nonperforming assets amounted to $148.4 million at March 31, 2010 compared to $141.2 million at December 31, 2009 and $112.1 million as of December 31, 2008. The levels of nonperforming assets remained elevated throughout 2009 and into 2010 as the persistently weak economic conditions continued to impact many of our commercial loan customers. Our residential developer customers continued to be the segment impacted most severely. While some of the recent economic information is encouraging, the local economy overall remains weak as evidenced by continued elevated unemployment levels. These conditions are expected to continue to put pressure on loan customers.

As a result of these losses and the level of non-performing assets, our Board of Directors has significantly changed the strategic direction and focus of the Bank to improve its internal operations and to work out of its problem loans and assets. During the fourth quarter of 2009, the Board of Directors elected a new Chairman of the Board. We have since worked closely with our regulators at the Federal Reserve Bank ("FRB") and the Bank's regulators at the FDIC and OFIR to put in place improved controls and procedures. The Board has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles that comply with regulatory standards, and appointed experienced and disciplined lending and compliance personnel. The focus of our management team has turned from growth in our business to executing these disciplined business and banking procedures and policies intended to limit future losses, preserve capital and improve operational efficiencies.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF CONSENT ORDER (Continued)

Despite the strain that a continuing soft economy places on the loan portfolio, we are committed to mitigating future loan losses. Tangible steps have been taken to reduce exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards, implement new lending and compliance policies and procedures, and enhance problem loan identification and resolution plans.

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

•

Plan to Reduce Substandard Assets. We recognize the need to reduce our risk position related to substandard assets. We are implementing specific plans for each asset identified as substandard. Reductions will be achieved in a variety of ways, including collecting, upgrading (when appropriate and independently verified), right-sizing, or improving the quality of the assets. The ultimate objective is to return the amount of these assets to an acceptable level. The Company also recognizes that the downturn in real estate values may be sustained and it must continuously reevaluate every classified loan. The economic environment has a direct impact on the market and all targets will be re-evaluated regularly as these circumstances surrounding each asset evolve. The specific plans are reviewed and approved by the Audit and Compliance Committees at monthly meetings.

•

Concentration Reduction. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for our loan losses. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank.

•

Loan Review. The Loan Review function traditionally reported administratively through Credit Administration and functionally to the Board Loan Committee. Loan Review now reports functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and is expanding this team to include a Senior Loan Review Manager and additional resources to support our goal of completing an independent, annual review of the entire commercial loan portfolio to monitor the accuracy and completeness of the watch list and all risk grades. This process is intended to identify violations of law, rules, or regulations and policy, credit and collateral documentation exceptions and track corrective measures. This function is also responsible for the integrity of the loan grading system and the independent review of loan grades at inception and renewal.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF CONSENT ORDER (Continued)
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

As discussed in Note 1, on February 22, 2010 Macatawa Bank entered into a Consent Order with the FDIC and OFIR. The Consent Order covers various aspects of the Bank's financial condition and performance; loan administration; and capital planning as outlined in the Company's 2009 Form 10-K. The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order. We believe we have complied with or will comply with all the provisions of the Consent Order within the required timeframes except with respect to the capital requirements.

The Consent Order requires the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. At March 31, 2010, the Bank's Tier 1 Leverage Ratio was 5.8% and the Total Risk Based Ratio was 8.1%, which qualify the Bank to be classified as "adequately capitalized" under the regulatory capital standards. In order to comply with the requirements of the Consent Order the Bank would need a capital injection of approximately $43.2 million as of March 31, 2010. No conditions or events have come to the attention of management since March 31, 2010 through the date of filing this report that cause management to believe that the amount needed has materially changed.

We are evaluating alternatives to reach and maintain the capital levels required by the Consent Order in a timely fashion. We have not determined whether we will be able to achieve the required capital levels. Achievement of these capital levels could be impacted, positively or negatively, by certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality, property values and the receptiveness of capital markets to new capital offerings of Macatawa.

Strategies to increase the Bank's capital ratios in order to comply with the capital requirements of the Consent Order include reducing operating costs, shrinking assets of the Bank without weakening its liquidity position, preserving capital through suspension of dividends, and raising additional capital.

Following is more information regarding these strategies:
•

Earnings improvements. Steps to reduce expenses have already resulted in the removal of approximately $9 million from the Bank's annualized operating costs. During the first quarter of 2010, noninterest expenses, excluding nonperforming asset costs and FDIC assessments, were at their lowest quarterly levels in well over two years. The management team remains active at exploring on-going cost reduction opportunities as the Bank continues to "right-size" its operation.

•

Suspension of dividends: The Bank did not pay dividends to the Company during 2009 or in the first quarter of 2010. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and interest on its trust preferred securities. To preserve Bank capital, the Company continued the suspension of dividend payments on common and preferred stock and the deferral of interest payments on trust preferred securities during the first quarter of 2010.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF CONSENT ORDER (Continued)
•

Asset Reduction. Total assets were reduced by $319.2 million to $1.83 billion at December 31, 2009 from $2.15 billion at December 31, 2008 and further reduced to $1.72 billion at March 31, 2010. The decrease in total assets was largely from a reduction in our loan portfolio from efforts to reduce concentration in certain loan types. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank. We expect further asset reductions in these areas are in 2010 as we continue to execute this plan.

•

Capital Raising. We earlier increased our capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. During second and third quarters of 2009, we increased our capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt.

We also remain active at exploring alternatives to raise new capital. During the fourth quarter of 2009, we engaged an independent consulting firm to assess the risk in our loan portfolio, an important step in supporting our capital planning efforts. The Company's Board of Directors has evaluated the results of this assessment, capital raising alternatives, and is committed to returning the Bank's capital levels to those prescribed by the Consent Order. During the first and into the second quarter of 2010, the Company has consulted with outside legal counsel and potential investors regarding capital alternatives.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):
March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. federal agency securities	$55,355	$1,240	$0	$56,595
State and municipal bonds	49,708	2,556	(7)	52,257
Corporate bonds	5,226	20	0	5,246
Other equity securities	1,000	9	0	1,009
	$111,289	$3,825	$(7)	$115,107
Held to Maturity:
State and municipal bonds	$333	$3	$0	$336
	$333	$3	$0	$336
December 31, 2009
Available for Sale:
U.S. federal agency securities	$69,372	$1,738	$0	$71,110
State and municipal bonds	49,711	2,055	(32)	51,734
Corporate bonds	5,247	8	(10)	5,245
Other equity securities	1,000	1	0	1,001
	$125,330	$3,802	$(42)	$129,090
Held to Maturity:
State and municipal bonds	$414	$7	$0	$421
	$414	$7	$0	$421

Contractual maturities of debt securities at March 31, 2010 were as follows (dollars in thousands):
	Held to-Maturity Securities		Available for Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$0	$0	$3,245	$3,273
Due from one to five years	83	85	61,787	63,267
Due from five to ten years	250	251	38,331	40,326
Due after ten years	0	0	6,926	7,232

	$333	$336	$110,289	$114,098

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SECURITIES (Continued)

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2010

U.S federal agency securities	$0	$0	$0	$0	$0	$0
State and municipal bonds	0	0	905	(7)	905	(7)
Other equity securities	0	0	0	0	0	0

Total temporarily impaired	$0	$0	$905	$(7)	$905	$(7)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2009

State and municipal bonds	$0	$0	$880	$(32)	$880	$(32)
Corporate bonds	4,193	(10)	0	0	4,193	(10)
Other equity securities	0	0	0	0	0	0

Total temporarily impaired	$4,193	$(10)	$880	$(32)	$5,073	$(42)

There were no sales of securities for the three month periods ended March 31, 2010 and 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SECURITIES (Continued)

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

NOTE 4 - LOANS

Loans were as follows (in thousands):
	March 31, 2010	December 31, 2009

Commercial - residential secured	$222,319	$247,957
Commercial - nonresidential secured	546,452	555,095
Total commercial real estate	768,771	803,052
Commercial and industrial	344,294	369,523
Total commercial	1,113,065	1,172,575
Residential mortgage	156,228	163,074
Consumer	168,814	175,167
Total loans	1,438,107	1,510,816
Allowance for loan losses	(60,782)	(54,623)
	$1,377,325	$1,456,193

Activity in the allowance for loan losses was as follows (in thousands):
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Balance at beginning of period	$54,623	$38,262
Provision for loan losses	19,710	10,530
Charge-offs	(14,236)	(10,305)
Recoveries	685	609
Balance at end of period	$60,782	$39,096

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - LOANS (Continued)

Impaired loans were as follows at period end (dollars in thousands):
	March 31, 2010	December 31, 2009

Impaired commercial loans with no allocated allowance	$49,199	$43,073
Impaired loans with allocated allowance for loan losses:
Impaired commercial loans	49,699	48,298
Mortgage loans modified under troubled debt restructuring	12,782	10,536
	62,481	58,834
Total impaired loans
Amount of the allowance for loan losses allocated	$111,680	$101,907

	$14,605	$11,636

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Average of impaired loans during the period	$109,537	$108,952
Interest income recognized during impairment	314	734
Cash received for interest during impairment	597	641

Included in impaired loans are accruing loans whose terms have been modified under troubled debt restructuring. These loans totaled $32.9 million at March 31, 2010 and $18.0 million at December 31, 2009.

Nonperforming loans were as follows at period-end (dollars in thousands):
	March 31, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$10,849	$8,160
Nonaccrual loans	91,699	95,725
	$102,548	$103,885

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 - OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):
	March 31, 2010	December 31, 2009

Other real estate owned, initial balanced transferred in	$53,400	$41,987
Less: valuation allowance	(7,610)	(4,804)
	$45,790	$37,183

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance was as follows (dollars in thousands):
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Beginning balance	$4,804	$1,619
Additions charged to expense	3,516	994
Reversals upon disposition	(710)	(304)
Ending balance	$7,610	$2,309

Net losses on sales of other real estate were $120,000 and $6,000 for the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 6 - FAIR VALUE

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2010
U.S. federal agency securities	$56,595	$0	$56,595	$0
State and municipal bonds	52,257	0	52,257	0
Corporate bonds	5,246	0	5,246	0
Other equity securities	1,009	0	1,009	0
Loans held for sale	1,501	0	1,501	0

December 31, 2009
U.S. federal agency securities	$71,110	$0	$71,110	$0
State and municipal bonds	51,734	0	51,734	0
Corporate bonds	5,245	0	5,245	0
Other equity securities	1,001	0	1,001	0
Loans held for sale	649	0	649	0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2010
Impaired loans	$77,099	$0	$0	$77,099
Other real estate owned	43,154	0	0	43,154

December 31, 2009
Impaired loans	$69,141	$0	$0	$69,141
Other real estate owned	36,660	0	0	36,660

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $77.1 million and $69.1 million net of a valuation allowance of $11.9 million and $10.8 million at March 31, 2010 and December 31, 2009, respectively. An additional provision for loan losses of approximately $3.1 million and $5.7 million was recorded on such loans for the three month periods ended March 31, 2010 and 2009, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

Other real estate owned measured using the fair value of collateral, had a carrying amount of $43.2 million and $36.7 million net of a valuation allowance of $7.6 million and $4.8 million at March 31, 2010 and December 31, 2009, respectively. Additional writedowns of approximately $3.5 million and $1.0 million were recorded on such properties for the three month periods ended March 31, 2010 and 2009, respectively.

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2010 and December 31, 2009 (dollars in thousands).
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$49,605	$49,605	$78,749	$78,749
Securities held to maturity	333	336	414	421
FHLB stock	12,275	N/A	12,275	N/A

Loans	1,438,107	1,429,219	1,510,816	1,503,789
Less: allowance for loan losses	(60,782)	(60,782)	(54,623)	(54,263)
Loans, net of allowance	1,377,325	1,368,437	1,456,193	1,449,526

Accrued interest receivable	6,380	6,380	6,460	6,460

Financial liabilities
Deposits	(1,370,767)	(1,367,119)	(1,416,337)	(1,423,929)
Other borrowed funds	(232,003)	(234,942)	(278,023)	(281,433)
Long-term debt	(41,238)	(34,380)	(41,238)	(34,313)
Subordinated debt	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	(2,033)	(2,033)	(1,928)	(1,928)

Off-balance sheet credit-related items
Loan commitments	0	0	0	0

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):
	March 31, 2010	December 31, 2009
Noninterest-bearing demand	$228,842	$221,470
Interest bearing demand	243,945	268,011
Savings and money market accounts	312,881	308,928
Certificates of deposit	585,099	617,928
	$1,370,767	$1,416,337

Approximately $316.7 and $356.4 million in certificates of deposit were in denominations of $100,000 or more at March 31, 2010 and December 31, 2009.

Brokered deposits totaled approximately $164.5 and $206.5 million at March 31, 2010 and December 31, 2009. At both March 31, 2010 and December 31, 2009, brokered deposits had interest rates ranging from 3.50% to 4.55%. At March 31, 2010, maturities for brokered deposits were as follows (in thousands):
Due in one year or less	$121,882
Due from one to two years	42,577
Due from two to three years	0
$164,459

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Note 1 under the heading "Recent Business Developments."

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

March 31, 2010
Single maturity fixed rate advances	$ 190,000	April 2010 to March 2013	2.72%
Putable advances	16,000	September 2010 to December 2010	5.67%
Amortizable mortgage advances	16,003	March 2018 to July 2018	3.77%
	$ 222,003

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2009
Single maturity fixed rate advances	$195,000	January 2010 to December 2012	2.79%
Putable advances	26,000	March 2010 to December 2010	5.79%
Amortizable mortgage advances	17,023	March 2018 to July 2018	3.77%
	$238,023

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - OTHER BORROWED FUNDS (Continued)

Each advance is subject to a prepayment penalty if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. Putable advances are fixed rate advances that can be changed to a variable rate at the option of the FHLB. If the FHLB exercises that option, these advances may be repaid without penalty. These advances were collateralized by U.S. federal agency securities totaling $35.6 million and residential and commercial real estate loans totaling $393.7 million under a physical loan collateral delivery arrangement at March 31, 2010, and by residential and commercial real estate loans totaling $607.4 million under a specific loan collateral arrangement at December 31, 2009.

Scheduled repayments of FHLB advances as of March 31, 2010 were as follows (in thousands):
2010	$96,667
2011	46,733
2012	56,781
2013	11,831
2014	1,884
Thereafter	8,107
$222,003

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repo borrowings") are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities with a carrying amount of approximately $12.2 million and $44.1 million at March 31, 2010 and December 31, 2009. At maturity, the securities underlying the arrangements are returned to the Company.

At period-end, repo borrowings were as follows (dollars in thousands):
Principal Terms	Amount	Range of Maturities	Weighted Average Interest Rate

March 31, 2010
Fixed rate borrowings	$10,000	November 2010	4.28%

December 31, 2009
Fixed rate borrowings	$40,000	March 2010 to November 2010	4.62%

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - LOSS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three month periods ended March 31, 2010 and 2009 are as follows (dollars in thousands, except per share data):
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net income (loss)	$(21,140)	$(4,142)
Dividends declared on preferred shares	0	939
Net income (loss) available to common shares	$(21,140)	$(5,081)

Weighted average shares outstanding, including participating stock awards - Basic	17,696,922	17,162,237

Dilutive potential common shares:
Stock options	0	0
Conversion of preferred stock	0	0
Stock warrants	0	0
Weighted average shares outstanding - Diluted	17,696,922	17,162,237

Basic earnings (loss) per common share	$(1.19)	$(0.30)
Diluted earnings (loss) per common share (1)	$(1.19)	$(0.30)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per common share calculation.

Stock options for 918,437 and 961,367 shares of common stock for the three month periods ended March 31, 2010 and 2009 were not considered in computing diluted earnings per share because they were antidilutive. Potential common shares associated with convertible preferred stock and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 10 - CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As discussed in our 2009 Form 10-K, all pending cases against the Bank in the Trade Partners litigation have either been settled or dismissed.

As of the date hereof, except as disclosed above, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SHAREHOLDERS' EQUITY

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is only adequately capitalized, regulatory approval is required to accept brokered deposits; and if the Bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. During the first and into the second quarter of 2010, the Company has consulted with outside legal counsel and potential investors regarding capital alternatives.

At March 31, 2010 and December 31, 2009, actual capital levels and minimum required levels were (in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010
Total capital (to risk weighted assets)
Consolidated	$125,183	8.3%	$121,023	8.0%	N/A	N/A	N/A	N/A
Bank	123,009	8.1	120,877	8.0	151,096	10.0%	$166,205	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	85,475	5.7	60,511	4.0	N/A	N/A	N/A	N/A
Bank	103,599	6.9	60,438	4.0	90,658	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	85,475	4.8	71,190	4.0	N/A	N/A	N/A	N/A
Bank	103,599	5.8	71,056	4.0	88,821	5.0	142,113	8.0

December 31, 2009
Total capital (to risk weighted assets)
Consolidated	$147,162	9.2%	$127,496	8.0%	N/A	N/A
Bank	144,301	9.1	127,357	8.0	$159,196	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	113,549	7.1	63,748	4.0	N/A	N/A
Bank	123,972	7.8	63,678	4.0	95,517	6.0
Tier 1 capital (to average assets)
Consolidated	113,549	6.0	75,559	4.0	N/A	N/A
Bank	123,972	6.6	75,448	4.0	94,311	5.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

Approximately $21.4 million and $28.4 million of trust preferred securities outstanding at March 31, 2010 and December 31, 2009 qualified as Tier 1 capital. Refer to the Company's 2009 Form 10-K for more information on the trust preferred securities.

The Bank's regulatory capital was categorized as "adequately capitalized" at March 31, 2010 and at December 31, 2009. No conditions or events have come to the attention of management since March 31, 2010 through the date of filing this report that cause management to believe that the Bank has changed its category.

Since the Bank was adequately capitalized at March 31, 2010, it is subject to certain restrictions on its deposit gathering activities as further described in Note 1.

As part of the Consent Order, the Bank is required, within 90 days from the date of the Consent Order (which was dated February 22, 2010), to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. The ability of the Bank to achieve these requirements is largely dependent on the success of capital raising initiatives by the Company. The Consent Order also prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. Under Michigan law, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $44.6 million at March 31, 2010.

Additional information about the Consent Order may be found in Note 1 under the heading "Recent Business Developments."

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Macatawa Bank Corporation is a Michigan corporation and a registered holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in our Consolidated Financial Statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements.

At March 31, 2010, we had total assets of $1.72 billion, total loans of $1.44 billion, total deposits of $1.37 billion and shareholders' equity of $66.9 million. During the first quarter of 2010 we recognized a net loss of $21.1 million compared to a net loss of $5.1 million in the first quarter of 2009. The weak local and national economic conditions that have persisted over the past few years have contributed to the first quarter of 2010 operating loss and the $38.9 million and $63.6 million of annual operating losses reported by us during 2008 and 2009. The losses for each period were largely attributable to loan losses, lost interest on non-performing assets and costs of administering problem assets associated with problem loans and other real estate assets. We also incurred a non-cash charge of $18.0 million included in federal income tax expense in 2009 associated with a valuation allowance for deferred tax assets and non-cash, after tax impairment charges for goodwill and intangible assets of $27 million in 2008. There will be no further negative affect on our results of operations associated with deferred tax assets or goodwill, as these assets have been written off in their entirety. As of the date of this report, the Bank was categorized as "adequately capitalized" under applicable regulatory guidelines. However, as of the date of this report, the Bank's regulatory capital was below that required in the Consent Order.

As a result of our losses, our Board of Directors has significantly changed the strategic direction and focus of the Bank to improve our internal operations and to work out of our problem loans and assets. The Bank's Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles including more conservative lending principles that comply with regulatory standards. The focus of our management team has turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies. These steps have already resulted in the removal of approximately $9 million from our annualized operating costs.

We have also worked closely with our regulators at the FRB and the Bank's regulators at the FDIC and the OFIR to put in place improved controls and procedures. On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank.

Additional information further describing changes in our business, including those in response to its recent losses and to the Consent Order, are described in detail in Item 1 of this report in Note 1 of the Consolidated Financial Statements under the heading "Recent Business Developments" and in Note 2 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Summary: Net loss available to common shares was $21.1 million or $1.19 loss per common share for the quarter ended March 31, 2010 compared to net loss of $5.1 million or $0.30 loss per common share for the same quarter in 2009.

The decline in earnings for the first quarter of 2010 compared to first quarter of 2009 was largely from increases in costs associated with problem loans and non-performing assets. The provision for loan losses was $19.7 million for the first quarter of 2010 compared to $10.5 million for the first quarter of 2009 resulting in significant increases in the allowance for loan losses to absorb loan losses that have not yet been realized. Costs associated with nonperforming assets were $5.5 million for the first quarter of 2010 compared to $2.2 million for the first quarter of 2009. Lost interest from balances of non-performing assets was approximately $2.6 million and $2.4 million for the first quarter of 2010 and 2009. The first quarter 2009 results included a tax benefit of $2.7 million. During the second quarter of 2009 we established a tax valuation allowance on our deferred tax asset and we continued to maintain the valuation allowance at March 31, 2010 due to our recent operating losses. Accordingly, no tax benefit was recognized in the 2010 period. Each of these items is discussed more fully below.

More information regarding the steps designed to limit future losses including complying with the requirements of the Consent Order may be found below under the headings "Noninterest Expense" and "Loan Portfolio and Asset Quality", and in Item 1 of this report in Note 1, under the heading "Recent Business Developments", and in Note 2 to the Consolidated Financial Statements.

Net Interest Income: Net interest income totaled $13.0 million for the first quarter of 2010 compared to $12.8 million for the first quarter of 2009.

The increase in net interest income was due to a 56 basis point increase in our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") largely from a 66 basis point decline in the average cost of interest bearing liabilities. Our average yield on earning assets only declined 5 basis points for the quarter. As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis. Average interest earning assets decreased from $2.0 billion to $1.6 billion as a result of our focus on reducing credit exposure within certain segments of our loan portfolio throughout 2009 and into 2010, liquidity improvement and capital preservation.

The net interest margin increased to 3.22% for the first quarter of 2010 from 2.66% for the first quarter of 2009 and is at its highest level in over two years. We managed this improvement despite having a larger impact amount of lost interest from higher balances of non-performing assets. Our margin also improved on a consecutive quarter basis, increasing from 3.04% for the fourth quarter of 2009.

The yield on earning assets decreased to 5.15% for 2010 from 5.20% for 2009. The decline was largely from a decrease in the yield on our fixed and adjustable rate residential and consumer loan portfolios which have repriced in the generally lower rate environment during these periods. Balances of nonperforming loans were relatively stable when comparing the first quarter of 2010 to the first quarter of 2009 having little impact on the change in the yield on loans for the period.

The cost of funds decreased 66 basis points to 2.16% in 2010 from 2.82% in 2009. A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the lower rate environment along with shifting our deposit mix from higher costing time deposits to lower costing demand and savings accounts were the primary reasons for the decrease in the cost of funds.

The level of earning assets is expected to continue to decline in the near term due to the persistent weak economic conditions in Michigan. Further, in response to the losses we have incurred and the need to comply with the requirements of the Consent Order, management remains focused on reducing asset balances, including earning assets, in order to maintain or improve capital ratios. Due to our being categorized as "adequately capitalized" under regulatory standards, we are not able to accept, renew or roll over any brokered deposits unless we are granted a waiver from this prohibition from the FDIC. The continued decline in the level of earning assets is expected to have a negative impact on net interest income in 2010. However, a continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, is expected to offset the impact of lower earning asset levels and have a positive impact on net interest income throughout 2010.

The following table shows an analysis of net interest margin for the three month periods ending March 31, 2010 and 2009.
	For the three months ended March 31,
	2010			2009
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$68,221	$666	3.91%	$124,677	$1,264	4.06%
Tax-exempt securities (1)	50,115	525	6.46%	52,022	547	6.46%
Loans (2)	1,474,356	19,623	5.23%	1,738,985	23,146	5.33%
Federal Home Loan Bank stock	12,275	62	2.02%	12,275	123	4.02%
Federal funds sold and other short-term investments	44,154	61	0.56%	31,400	44	0.56%
Total interest earning assets (1)	1,649,121	20,937	5.15%	1,959,359	25,124	5.20%

Noninterest earning assets:
Cash and due from banks	23,712			23,191
Other	112,453			118,374

Total assets	$1,785,286			$2,100,924

Liabilities
Deposits:
Interest bearing demand	$245,394	$231	0.38%	$230,468	$403	0.71%
Savings and money market accounts	335,423	487	0.59%	406,718	873	1.02%
Time deposits	600,840	4,690	3.17%	812,101	7,704	3.85%
Borrowings:
Other borrowed funds	258,981	2,180	3.37%	276,790	2,902	4.19%
Long-term debt	41,238	321	3.12%	41,238	446	4.32%
Federal funds purchased	0	0	0%	28	0	0.00%
Total interest bearing liabilities	1,481,876	7,909	2.16%	1,767,343	12,328	2.82%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	213,044			170,872
Other noninterest bearing liabilities	6,674			11,962
Shareholders' equity	83,692			150,747

Total liabilities and shareholders' equity	$1,785,286			$2,100,924

Net interest income		$13,028			$12,796

Net interest spread (1)			2.99%			2.38%
Net interest margin (1)			3.22%			2.66%
Ratio of average interest earning assets to
average interest bearing liabilities	111.29%			110.86%

(1)	Yield adjusted to fully tax equivalent using a 35% tax rate.
(2)

Includes loan fees of $371,000 and $531,000 for the three months ended March 31, 2010 and 2009. Also includes non-accrual loans of approximately $89.6 million and $96.9 million for the three months ended March 31, 2010 and 2009.

Provision for Loan Losses: The provision for loan losses for the three month period ended March 31, 2010 was $19.7 million compared to $10.5 million for the same period in the prior year. The provision for loan losses remained elevated as we respond to continued declines in real estate values due to the prolonged weakness in the economy and its impact on our loan portfolio, primarily residential land development loans. The $9.2 million increase in the provision for loan losses for the three month periods ended March 31, 2010 related primarily to higher levels of net charge-offs and additional reserve requirements for impaired loans associated with these declines in real estate values. Also contributing to the increase was the migration of certain of our commercial loans to a lower loan grade, which receive a higher general allocation. A decline in total portfolio loans during these periods partially offset the increase in the provision.

In response to these elevated loan losses and the need to comply with the requirements of the Consent Order, Macatawa Bank's Board of Directors, working directly with the management team, continued its efforts during the quarter to execute on initiatives to improve loan administration activities and ultimately improve its ability to reduce the need for future provisions for loan losses. More information regarding these steps may be found in Item 1 of this report in Note 1, under the heading "Recent Business Developments", and in Note 2 to the Consolidated Financial Statements.

The amounts of loan loss provision in both the current and prior year period were a byproduct of establishing our allowance for loan losses at levels believed to be adequate under our methodology for determining the adequacy of the allowance. More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 2 under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three month period ended March 31, 2010 decreased to $3.5 million from $5.3 million for the same period in the prior year. The components of noninterest income are shown in the table below for the quarters ended March 31 (in thousands):
	2010	2009
Service charges and fees on deposit accounts	$1,065	$1,229
Net gains on mortgage loans	181	1,622
Trust fees	890	933
ATM and debit card fees	785	684
Bank owned life insurance income	200	491
Investment services fees	140	107
Other income	207	257
Total noninterest income	$3,468	$5,323

Declines in service fee revenue from deposit accounts, net gains on mortgage loans and bank owned life insurance income were the primary reasons for the $1.85 million decline in noninterest income for the first quarter of 2010. The decline in revenue from deposit services was related to a decrease in non-sufficient fund fees, consistent with a decline across the banking industry. Net gains on mortgage loans declined by $1.4 million, as the first quarter of 2009 was positively impacted by a decline in mortgage rates that led to a significant increase in refinancing activity and resulting gains. The decline in bank owned life insurance income was related to the realization of a death benefit in the first quarter of 2009.

Noninterest Expense: Noninterest expense for the three month periods ended March 31, 2010 increased to $17.9 million from $14.5 million for the same period in the prior year. The components of noninterest expense are shown in the table below for the quarters ended March 31 (in thousands):

	2010	2009
Salaries and benefits	$5,450	$6,143
Occupancy of premises	1,052	1,156
Furniture and equipment	981	1,017
Legal and professional	769	384
Marketing and promotion	215	223
Data processing	346	497
ATM and debit card processing	310	333
Bond and D&O insurance	548	137
FDIC assessment	1,257	771
Administration and disposition of problem assets	5,535	2,159
Outside services	485	453
Other noninterest expense	978	1,208
Total noninterest expense	$17,926	$14,481

Often our largest component of noninterest expense, salaries and benefits, declined $693,000 from the first quarter of 2009 as a result of our staffing reduction initiatives implemented in 2009. The Company had 375 full-time equivalent employees at March 31, 2010 compared to 407 at March 31, 2009. Reductions have largely been in product sales positions as the Company continues to right-size its operation to respond to the impact of the prolonged economic weakness.

The overall increase in noninterest expense was primarily from an increase of $3.4 million in costs associated with nonperforming assets and $486,000 in FDIC assessments. Costs associated with nonperforming assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and subsequent reductions from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Legal and professional	$687	$237
Repossessed and foreclosed property administration	1,205	914
Losses on repossessed and foreclosed properties	3,643	1,008
Total	$5,535	$2,159

FDIC assessments increased by $486,000 to $1.3 million for the first quarter of 2010 compared to $771,000 for the first quarter of 2009. The increase in FDIC assessments was from higher assessment rates implemented by the FDIC, including additional risk-based assessments applicable to the Company. These FDIC assessment rates are expected to remain elevated throughout 2010 as a result of these higher assessment rates.

When excluding nonperforming asset costs and FDIC assessments, non-interest expense would have been approximately $11.1 million for the three month period ended March 31, 2010, down $417,000 from $11.5 million for the same period of 2009.

Expense reduction initiatives in 2008 and 2009 have allowed the Company to manage costs in nearly all other areas of non-interest expense to offset the increases driven by higher nonperforming asset levels.

Federal Income Tax Benefit: We recorded no federal income tax benefit for the three month period ended March 31, 2010 and recognized a federal income tax benefit of $2.8 million for the three month period ended March 31, 2009. A $7.7 million tax benefit for the first quarter of 2010, primarily associated with the $21.1 million net operating loss before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. At March 31, 2010, we concluded the need to maintain a valuation allowance for all of our net deferred tax assets based primarily on our net operating loss for the first quarter and the challenging environment currently confronting banks that could impact future results.

FINANCIAL CONDITION

Summary: In light of the persistent weak economic conditions, the Board of Directors has focused management's efforts on reducing its loan portfolio, including reducing exposure in higher loan concentration types, to improve its financial condition through improved liquidity and diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.

Total assets were $1.72 billion at March 31, 2010, a decrease of $111.7 million from $1.83 billion at December 31, 2009. The decrease reflected declines of $72.7 million in our loan portfolio, $14.0 million in available for sale securities and $29.1 million in short-term investments. The decline in assets was primarily offset on the funding side of the Balance Sheet by a decline in deposits generated through brokers and the maturity of certain other borrowed funds.

Federal Funds Sold and Other Short Term Investments: The decrease in Federal funds sold and other short-term investments to $26.7 million at March 31, 2010 was a result of a change in the daily cash position of the Bank at quarter end. These investments are short term in nature and balances can fluctuate significantly from period to period as a result. The Company expects to maintain higher than normal balances of these investments until conditions improve and more attractive investment opportunities emerge.

Securities Available for Sale: Securities available for sale were $115.1 million at March 31, 2010 compared to $129.1 million at December 31, 2009. The decrease was primarily due to maturities of $14.0 million of securities available for sale. As conditions improve, we expect to reinvest excess liquidity and selectively build our investment portfolio to diversify our asset quality.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $72.7 million to $1.44 billion at March 31, 2010 compared to $1.51 billion at December 31, 2009. During the first three months of 2010, our residential mortgage, commercial and consumer loan portfolios decreased by $6.8 million, $59.5 million and $6.4 million, respectively.

In addition to the decline in the residential mortgage loan portfolio we saw a decline in the volume of mortgage loans originated for sale in the first three months of 2010 compared to 2009. Mortgage loans originated for sale were $9.7 million in the first three months of 2010 compared to $74.5 million for the same period in the prior year. Mortgage interest rates declined in the first half of 2009 as the government responded to weak economic conditions to help spur stimulus into the residential home market. Accordingly, we experienced a significant increase in refinancing activity in the first quarter of 2009. As mortgage interest rates have generally risen and refinancing activity has slowed since the beginning of 2009, we expect this slower pace of mortgage loan origination and sales activity to continue throughout 2010.

The decline in the commercial loan portfolio in recent quarters reflected the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. In particular, deterioration in residential land development has continued to impact both asset volume and asset quality. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We expect continued shrinkage in our real estate development portfolios to continue to diversify our credit exposure.

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 78% of the total loan portfolio at both March 31, 2010 and December 31, 2009. Residential mortgage loans and consumer loans each comprised approximately 11% of total loans at both March 31, 2010 and December 31, 2009.

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):

	March 31, 2010	December 31, 2009
Secured by residential real estate
Improved	$111,688	$115,269
Development	71,265	85,745
Vacant land	39,366	46,943
	222,319	247,957
Secured by nonresidential real estate (1)
Improved	485,008	491,214
Development	14,900	14,932
Vacant land	46,544	48,949
	546,452	555,095
Total commercial real estate	768,771	803,052
Total commercial and industrial	344,294	369,523

Total commercial loans	$1,113,065	$1,172,575

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 69% of the commercial loan portfolio at March 31, 2010 and consists primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we break out our commercial real estate portfolio by loans secured by residential and commercial real estate, and further by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant land loans are secured by raw land for which development has not yet begun.

Total commercial real estate loans declined $34.3 million since December 31, 2009. Each stage of development decreased as we focus on reducing our real estate loan concentrations and balances. Commercial loans secured by residential real estate, the portfolio that has created the majority of stress within the Company's loan portfolio, declined $25.6 million. The balance of loans secured by nonresidential real estate declined $8.6 million since December 31, 2009. The Company expects continued shrinkage throughout the remainder of 2010 in its real estate portfolios to maintain or improve our capital ratios and comply with the Consent Order.

The remaining commercial and industrial loan portfolio accounted for 31% of the commercial loan portfolio at March 31, 2010 and declined by $25.2 million since December 31, 2009 as a result of efforts to reduce the overall loan portfolio and from a decline in general business activity.

Our loan portfolio is reviewed regularly by our senior management, our loan officers, and an internal loan review team that is independent of our loan originators. An administrative loan committee consisting of senior management and seasoned lending and collections personnel meets monthly to manage our internal watch list and proactively manage high risk loans.

The Company remains focused on efforts to continue to reduce the commercial loan portfolio in order to improve its asset quality, reduce concentrations in certain loan types, maintain or improve our capital ratios and comply with the Consent Order. Initiatives intended to achieve these results are described in more detail in Item 1 of this report in Note 2 to the Consolidated Financial Statements.

When reasonable doubt exists concerning collectability of interest or principal of one of our loans, that loan is placed in non-accrual status. Any interest previously accrued but not collected is reversed and charged against current earnings.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. As of March 31 2010, nonperforming loans totaled $102.5 million or 7.13% of total portfolio loans compared to $103.9 million or 6.88% at December 31, 2009.

Loans for development or sale of 1-4 family residential properties were approximately $36.6 million or 35.7% of total non-performing loans at March 31, 2010 compared to $50.0 million or 48.1% of total non-performing loans at December 31, 2009. The remaining balance of non-performing loans at March 31, 2010 consisted of $46.9 million of commercial real estate loans secured by non-residential real estate, $15.9 million of commercial and industrial loans, and $3.1 million of consumer and residential mortgage loans.

Foreclosed assets totaled $45.8 million at March 31, 2010 compared to $37.2 million at December 31, 2009. Of the $45.8 million, there were 160 commercial real estate relationships totaling approximately $45.1 million. The remaining balance was comprised of 12 residential mortgage properties totaling approximately $734,000. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach. Proceeds from sales of foreclosed properties were $5.7 million and $3.1 million resulting in a net loss of $120,000 and $6,000 for the three month periods ended March 31, 2010 and 2009, respectively.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):
	March 31, 2010	December 31, 2009
Nonaccrual loans	$91,699	$95,725
Loans 90 days past due and still accruing	10,849	8,160
Total nonperforming loans (NPLs)	102,548	103,885
Foreclosed assets	45,790	37,184
Repossessed assets	84	124
Total nonperforming assets (NPAs)	148,422	141,193
Accruing restructured loans (ARLs) (1)	32,876	18,000
Total NPAs and ARLs	$181,298	$159,193

NPLs to total loans	7.13%	6.88%
NPAs to total assets	8.64%	7.71%

(1)

Comprised of approximately $20.1 million and $7.9 million of commercial loans and $12.8 million and $10.1 million of residential mortgage loans whose terms have been restructured at March 31, 2010 and December 31, 2009, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses as of March 31, 2010 was $60.8 million, an increase of $6.2 million compared to $54.6 million at December 31, 2009. The balance of the allowance for loan losses represented 4.23% of total portfolio loans and 59.27% of nonperforming loans as of March 31, 2010 compared to 3.62% of total portfolio loans and 52.58% of nonperforming loans at December 31, 2009.

Increases in specific reserves on impaired credits and general reserves on the remaining loan portfolio coupled with a decline in the performing and nonperforming loan portfolios resulted in the increase in the coverage of the allowance as a percent of both total loans and nonperforming loans.

The provision for loan losses and net charge-offs remained elevated during each quarter in 2009 and into the first quarter of 2010 as we have responded to the prolonged weakness in the economy and the resulting persistent and rapid decline in real estate valuations on properties securing real estate loans. Recent appraisals and market trends associated with real estate valuations continue to suggest declines in the value of real estate securing loans though not at the same pace experienced in 2009. In the current and continually changing real estate market, valuation estimates remain volatile and difficult to compile.

The provision for loan losses increased $9.2 million to $19.7 million for the three months ended March 31, 2010 compared to $10.5 million for the same period of the prior year and $21.6 million for the quarter ended December 31, 2009. Net charge-offs were $13.6 million for the first quarter of 2010 b, a decline from $15.0 million for the fourth quarter of 2009 and an increase from $9.7 million for the first quarter of 2009. The ratio of net charge-offs to average loans was 3.68% on an annualized basis for the quarter compared to 3.91% for the fourth quarter of 2009 and 2.23% for the first quarter of 2009.

Future charge-offs and resulting provisions are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe that we are beginning to see some stabilization in the pace of decline in economic conditions and real estate markets. Because of the persistently weak conditions, however, we expect it to take additional time for marked improvement in the economy and real estate markets to have a meaningful and favorable impact on our non-performing and impaired loan levels.

Our allowance for loan losses was maintained at a level considered appropriate based upon our quarterly assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance and related provision for loan losses relies on several key elements, which include specific allowances for loans considered impaired, general allowance for commercial loans not considered impaired based upon applying the Company's loan rating system, and general allocations based on historical trends for homogeneous loan groups with similar risk characteristics.

Overall impaired loans increased to $111.7 million at March 31, 2010 from $101.9 million at December 31, 2009. The specific allowance for impaired loans increased $3.0 million to $14.6 million or 13.1% of total impaired loans at March 31, 2010 compared to $11.6 million at December 31, 2009. Approximately $17.1 million of loans were transferred into an impaired status and were offset by approximately $7.3 million in chargeoffs taken on impaired loans in the quarter. The use of troubled debt restructurings on performing, yet deteriorating commercial loans was the major reason for the increase in impaired commercial loans during the quarter. The Company has been active at utilizing these workout strategies to right-size credits for certain borrowers that have viable business plans. The establishment of specific reserves on these new impaired credits was the primary reason for the increase in specific reserves.

The general allowance allocated to commercial loans that were not considered to be impaired was based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are stratified between real estate secured and non real estate secured. The real estate secured portfolio is further stratified by the type of real estate. Each stratified portfolio is assigned a loss allocation factor. The lower the grade assigned to a loan category generally results in a greater allocation percentage. Changes in risk grade of loans affect the amount of the allowance allocation.

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 12 month actual loss history as the base for our computation. The commercial loan allowance was $43.2 million or 4.26% of the total loans within this portfolio at March 31, 2010 compared to $40.5 million at December 31, 2009. The increase in the commercial loan allowance continues to be primarily related to the increase in our recent loss history and its impact on the allocation factor utilized for certain loan grades, along with the migration of certain of our commercial loans to a lower loan grade, which receive a higher general allocation.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The homogeneous loan allowance was $3.0 million at March 31, 2010 compared to $2.5 million at December 31, 2009. The increase was related to the increase in the 12 month historical chargeoff rate applied to both the residential mortgage and consumer loan portfolios.

The allowance allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

As discussed in Item 1 of this report in Notes 1 and 2 of the Consolidated Financial Statements, management continues to focus on additional efforts to accelerate the identification and disposition of problem assets. The Bank's Special Asset Group remains active at accelerating workout strategies and right-sizing troubled credits through debt restructuring. The Bank's Loan Review Department is focused on the evaluation of all credits upon renewal, inception, or modification, all credits upon request for downgrade or upgrade within the Bank's loan rating system and independently reviewing all commercial credits on an annual basis. These efforts, coupled with the impact of the lasting economic slowdown, may result in additional losses throughout the remainder of 2010.

Although the Company believes its allowance for loan losses has captured the losses that are probable in its portfolio as of March 31, 2010, there can be no assurance that all losses have been identified or that the allowance is sufficient.

Deposits and Other Borrowings: Because of the decline in assets during the first three months of 2010, we were able to manage a decrease in some of our higher costing deposits. Total deposits decreased $45.6 million to $1.37 billion at March 31, 2010 compared to $1.42 billion at December 31, 2009. The decline was primarily due to a $42.1 million decrease in deposits generated through brokers and a $2.4 million decrease in jumbo certificates of deposit to municipal and other institutional customers. We expect our focus on reducing our assets, primarily loans, and our continued focus on maintaining and growing in-market deposits to allow us to fund upcoming maturities of brokered deposits. A maturity table of deposits issued through brokers may be found in Item 1 of this report in the Notes to the Consolidated Financial Statements.

Of the remaining in-market deposits, a decline of $16.4 million in institutional money market accounts related to planned distributions by these customers was offset by solid growth in local checking, savings and certificate of deposit balances. These increases are particularly noteworthy considering the lack of economic expansion in Western Michigan and the intense competition for core deposit growth in the Company's markets. The Company believes its growth in balances of personal and business checking and savings accounts was primarily attributable to its focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our expanding and sophisticated product line.

Other borrowed funds, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank advances, decreased $46.0 million during the quarter as a result of maturities of $30 million in securities sold under agreements to repurchase and $16.0 million in FHLB advances.

CAPITAL RESOURCES

Total shareholders' equity decreased $21.1 million to $66.9 million at March 31, 2010 compared to $88.0 million at December 31, 2009. The decrease was from the $21.1 million net loss we incurred in the first three months of 2010.

At the holding company level, our total capital to risk-weighted assets was 8.3% at March 31, 2010 compared to 9.2% at December 31, 2009. Our Tier 1 Capital as a percent of average assets was 4.8% and 6.0%, respectively at March 31, 2010 and December 31, 2009. Both ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies to be classified as "adequately capitalized". The ratios declined since the beginning of the year primarily because of the decline in total capital noted above. Approximately $21.4 million of the $40.0 million of trust preferred securities outstanding at March 31, 2010 qualified as Tier 1 capital. The remaining $18.6 million qualified as Tier II capital, a component of total risk-based capital.

The Company continued to suspend payments of cash dividends on its preferred stock during the quarter and until further action by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock. During the quarter, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

Capital ratios have been positively impacted by the decline in the Company's total assets. The extent of our operating losses, however, outpaced the decline in asset levels, thereby causing an overall decline in capital ratios during the first quarter of 2010.

The Bank's capital ratios were sufficient to cause the Bank to be categorized as "adequately capitalized" at March 31, 2010 and as of the date of this report. Within 90 days after the date of the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. The Company remains active at exploring alternatives to increase its capital and bring the Bank's capital levels to those prescribed in the Consent Order. These alternatives are described further in Item 1 of this report under Note 2 of the Consolidated Financial Statements. There can be no assurance that full compliance with the capital requirements will be achieved within the timeframe specified by the Consent Order.

Capital sources being explored include, but are not limited to, additional private and public common stock offerings, preferred stock and trust preferred stock offerings and subordinated debt.

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

Prior to late 2008, we had grown our portfolio loans more rapidly than our core deposits. Accordingly, we relied upon other wholesale funding sources (including brokered deposits, borrowings from the Federal Home Loan Bank and other borrowing sources). We maintain a diversified wholesale funding structure and actively manage our maturing wholesale sources to reduce the risk to liquidity shortages.

In response to the volatile conditions in the national markets, we have actively pursued initiatives to further strengthen our liquidity position. The Bank continued to make significant progress during the first three months of 2010 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on achieving a non-core funding dependency ratio of below its peer group average. During the first three months of 2010, we reduced our loan portfolio by $72.7 million and correspondingly reduced our reliance on deposits generated through brokers by $42.1 million and other borrowed funds by $46.0 million. Since December 31, 2008, we have reduced our deposits generated through brokers by $173.4 million. The Bank held $26.7 million of liquid money market investments and $30.2 million of unpledged investment securities available for sale at March 31, 2010.

Further declines in the loan portfolio and total assets, and corresponding reductions in wholesale funding sources are planned for the remainder of 2010. A maturity table of deposits issued through brokers may be found in Item 1 of this report in the Notes to the Consolidated Financial Statements.

In addition to strategies focused on improving the liquidity of the balance sheet, the Bank's borrowing capacity from correspondent banks was approximately $136.0 million as of March 31, 2010.

The Bank is also a participant in the Transaction Account Guaranty Program ("TAG") of the FDIC's Temporary Liquidity Guarantee Program which temporarily insures non-interest bearing deposits without limitation. On April 13, 2010, the FDIC adopted an interim final rule extending TAG for six months, through December 31, 2010, with the possibility of extending the program an additional 12 months without further rulemaking. This event is a positive development for the Bank and may provide further stability in the Bank's in-market deposits.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Item 1 of this report in Note 1 of the Consolidated Financial Statements under the heading "Recent Business Developments - Deposit Gathering Activities."

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends our banking subsidiary may declare to the holding company in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to the Holding Company until its deficit retained earnings has been restored. Throughout 2009 and for the first quarter of 2010, the Holding Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders.

The Company continued to suspend payments of cash dividends on its preferred stock during the quarter and until further action by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During the quarter, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

There have been no events that have significantly changed the Company's liquidity position since December 31, 2009. Accordingly, the Company continues to believe it has a prudent liquidity plan to meet its cash-flow requirements during the remainder of 2010.
Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

Item 4:	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2010, the end of the period covered by this Report.

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, process, summarized and reported within appropriate time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.

During the course of the audit procedures for 2009, our independent registered public accounting firm, Crowe Horwath LLP, identified certain deficiencies in our credit administration practices and allowance for loan losses process. Crowe Horwath LLP concluded that these control deficiencies constituted a "material weakness" in internal controls over financial reporting at December 31, 2009. The areas in which these deficiencies existed are summarized as follows:

•	Loan risk rating downgrades were not consistently made in a timely manner during 2009 as a result of Macatawa's credit administration process.

•

Management was not made aware of the results of independent loan reviews completed prior to December 31, 2009 for their consideration in the determination of the allowance for loan losses as of December 31, 2009.

•	The loss emergence period used to support the general reserves for a specific portion of the loan portfolio was not considered adequate.

•	The qualitative factor adjustments used to determine the allowance for loan losses were not consistent with certain trends in the loan portfolio.

The CEO and CFO have also concluded that the control deficiencies discussed above constituted a material weakness in internal control over financial reporting at December 31, 2009. Therefore, during their annual evaluation of disclosure controls, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at December 31, 2009.

As disclosed in the Company's 2009 Form 10-K, the Company implemented improved controls to remediate each of the deficiencies noted above. The remediation of each of these deficiencies was considered appropriate and the internal control was considered to be operating effectively as of March 31, 2010 except for the deficiency over the timeliness of loan risk rating downgrades. The improved controls over the loan risk rating downgrades have not been in operation long enough to measure their operating effectiveness.

Solely as a result of the lack of time to measure the operating effectiveness of controls over the timeliness of loan risk rating downgrades, our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company's disclosure controls and procedures were not adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

After completion of compensating substantive and analytical procedures in coordination with the Company's internal Loan Review Department, the CEO and CFO have concluded that the Consolidated Financial Statements included in this Form 10-Q are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

(b)

Changes in Internal Controls. The Company's management is committed to continuing efforts to improve the design and operation of the Company's disclosure controls, including taking all necessary steps to remediate the material weakness identified above. During the period covered by this report, we have made the following changes in our internal control over financial reporting that will materially affect or are reasonably likely to materially affect our internal control over financial reporting:

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

The Loan Review function traditionally reported administratively through Credit Administration and functionally to the Board Loan Committee. In early 2010, Loan Review now reports functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and has expanded this team to include a Senior Loan Review Manager and additional resources. Under our new framework, all commercial loan risk ratings are to be independently evaluated by our internal loan review function upon origination or renewal. In addition, commercial loans are to be independently reviewed by our internal loan review function at least annually to monitor the accuracy and completeness of the watch list and all risk ratings.

During the first quarter of 2010, the Loan Review department independently evaluated all loans with balances over $500,000 originated or renewed during the quarter. In addition, the Loan Review department completed its independent review of the risk rating for each loan selected for review during the quarter, including the issuance of its report to the Audit Committee. The Loan Review department remains focused on completing its independent review of all commercial loan risk ratings in 2010.

•

It is the intent of the Loan Review department to finalize internal loan review reports in a timely manner. The first quarter loan review report was completed, and reviewed and considered by management involved in the analysis of the allowance for loan losses as of March 31, 2010. As part of the new monthly analysis of the adequacy of the allowance for loan losses completed as of March 31, 2010, management involved in the allowance for loan loss analysis further communicated with other departments involved in managing credit quality, including Loan Review, to determine if there were any further trends regarding credit quality that should be included in its assessment of qualitative factors utilized in the allowance for loan loss analysis. These considerations were considered in the qualitative factor adjustments used in the allowance for loan losses analysis as of March 31, 2010 and considered appropriate. These additional controls will be completed on at least a quarterly basis and considered in the qualitative factor adjustments used in the allowance for loan losses analysis.

•	The loss emergence period used as of March 31, 2010 was consistent with the updated period used as of December 31, 2009 and considered appropriate.

•

Qualitative factor adjustments used in the allowance for loan losses analysis were updated as of March 31, 2010 to be consistent with trends in the loan portfolio and were considered appropriate. These factors will be updated on at least a quarterly basis to be consistent with trends in the loan portfolio.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

As of the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

Item 1A.	Risk Factors.

The following discussion of risk factors updates the disclosure of risk factors included in our Item 1A of our Form 10-K Annual Report for the year ended December 31, 2009.

Our independent auditor has included a going concern paragraph in its opinion on its audit of our consolidated financial statements.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant net losses in the first quarter of 2010 and the years ended December 31, 2009 and 2008, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of non-performing assets at the Bank. The losses for the first quarter of 2010 have caused the Bank's regulatory capital ratios to remain at levels categorized as "adequately capitalized", which in turn limits its ability to use certain funding sources, such as brokered deposits. As discussed in Item 1 of this report in Notes 1 and 2 to our consolidated financial statements, the Bank is under a regulatory consent order that requires among other provisions, higher levels of regulatory capital. The Bank did not meet the higher capital requirement at March 31, 2010 and is not expected to be in compliance with the regulatory capital requirements of the Consent Order within the timeframe in the Consent Order, nor by December 31, 2010 or beyond, without an external capital infusion. Failure to reduce the level of non-performing assets, higher costs to administer and dispose of those assets and comply with the consent order, limitations on funding sources, and failure to comply with higher regulatory capital requirements may result in additional enforcement actions, including closure of the Bank. These factors, along with the other risk factors discussed in our 2009 Form 10-K and this report, create uncertainty about our ability to continue as a going concern. Our auditor has expressed the opinion, included in our 2009 Form 10-K, that these events raise substantial doubt about the Company's ability to continue as a going concern. Additional information about the Consent Order and the efforts we have undertaken to address the Consent Order and improve the operations, results of operations, and financial condition of Macatawa and the Bank is included in Item 1 of this report in Note 1 and Note 2 to the Consolidated Financial Statements contained in this report. Although our ability to successfully address all of these issues is not assured, management respectfully disagrees with the auditor's opinion that there is substantial doubt (versus uncertainty) about Macatawa's ability to continue as a going concern. These factors could result in a loss of confidence in the Bank by our customers, investors and the public, which loss of confidence could have a material adverse effect on our financial condition, results of operations and liquidity.

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

If the Transaction Account Guaranty Program of the FDIC's Temporary Liquidity Guarantee Program expires on December 31, 2010 as currently scheduled, then the Bank could experience a significant reduction in uninsured deposits, which could materially adversely affect the Bank's liquidity position.

The Transaction Account Guaranty Program ("TAG") of the FDIC's Temporary Liquidity Guarantee Program temporarily insures non-interest bearing deposits without limitation. TAG was scheduled to expire on June 30, 2010 with insured levels on non-interest bearing deposits returning to normal levels. The Bank is a participant in TAG. On April 13, 2010, the FDIC adopted an interim final rule extending TAG for six months, through December 31, 2010, with the possibility of extending the program an additional 12 months without further rulemaking. When TAG expires the Bank could experience a significant reduction in previously insured but then uninsured deposits, which could materially adversely affect the Bank's liquidity position.

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the limit on FDIC coverage has been increased to $250,000 through December 31, 2013. These developments have caused the premiums assessed to the Company by the FDIC to increase. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. In addition, a decline in the Bank's CAMEL ratings could subject the Company to increased FDIC insurance premiums. Potentially higher FDIC assessment rates could have an adverse impact on the Company's results of operations. The Company recognized expense associated with FDIC assessments totaling $1.3 million in the first quarter of 2010 compared to $771,000 for the first quarter of 2009.

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

As discussed in Item 9a of our 2009 Form 10-K, the Company received a letter from its independent auditor, Crowe Horwath LLP, which identified certain deficiencies in the Company's credit administration and allowance for loan losses process. Crowe Horwath LLP concluded that these control deficiencies constituted a "material weakness" in internal controls over financial reporting at December 31, 2009. The Chief Executive Officer and the Chief Financial Officer have also concluded that these control deficiencies constituted a "material weakness" in internal controls over financial reporting at March 31, 2010. The Company intends to remediate these deficiencies. Crowe Horwath LLP has also audited and issued an unqualified opinion on the Company's financial statements as of and for years ending December 31, 2008 and 2009.

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

As discussed in Item 4 of this report, we made additional changes in our internal control over financial reporting during the first quarter of 2010. We believe these changes will ultimately remediate the material weakness identified by Crowe Horwath LLP and management, but insufficient time has passed since implementing these controls to test and conclude on the operating effectiveness of the improved controls.

There have been no other material changes in the risk factors applicable to the Company from those disclosed in its Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 17, 2007, the Company announced a repurchase plan that authorized share repurchases of up to $30 million of the Company's common stock. The Company did not repurchase any shares of its common stock in the open market under the repurchase plan during the first three months of 2010. We have remaining authority to repurchase up to $26.1 million of market value of our common stock under the repurchase plan. As of the date of this report, the Company does not intend to repurchase any shares under this plan in the current period. See "Liquidity of the Holding Company" in Part I, Item 2 of this report.
Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Securities Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation. Previously filed as Exhibit 3.1 to the Company's Form 10-K Annual Report for the year ended December 31, 2009. Here incorporated by reference.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

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

10.1	Consent Order dated February 22, 2010. Filed as Exhibit 10.1 to the Company's Form 8-K Current Report dated February 22, 2010. Here incorporated by reference.

31.1	Certificate of the Chief Executive Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of Macatawa Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certificate of the Chief Executive Officer and the Chief Financial Officer of Macatawa Bank Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.
MACATAWA BANK CORPORATION

/s/ Ronald L. Haan
Ronald L. Haan Chief Executive Officer (Principal Executive Officer)

/s/ Jon W. Swets
Jon W. Swets Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  April 29, 2010

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