Form 10-Q
period 2010-06-30
MACATAWA BANK CORP
filed 2010-07-29
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Registrant's telephone number, including area code: (616) 820-1444 __________________

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [   ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,682,458 shares of the Company's Common Stock (no par value) were outstanding as of July 29, 2010.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probably" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts" or "tend" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, future asset dispositions, adequacy of our capital, future capital levels, capital raising activities, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to continue as a going concern, our ability to comply with our Consent Order and Written Agreement, the effects on earnings of changes in interest rates and the future level of other revenue sources. All statements with references to future time periods are forward-looking. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to fully comply with our Consent Order and Written Agreement, raise capital, improve regulatory capital ratios, successfully implement new programs and initiatives, increase efficiencies, address regulatory issues, improve internal controls over financial reporting, maintain our current level of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. Failure to comply with the agreements in our Consent Order and our Written Agreement could result in further regulatory action, which could have a material adverse effect on Macatawa Bank and Macatawa Bank Corporation, its shareholders and Macatawa Bank. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extend, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 and in "Part II - Item 1A - Risk Factors" of this report; the timing and level of asset growth; changes in market interest rates, changes in FDIC assessment rates, changes in FDIC assessment rates, changes in banking laws and regulations; changes in property values, asset quality and the financial capability of borrowers; actions of bank regulatory authorities; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; the impact of possible future litigation; governmental and regulatory policy changes; quality and composition of our loan portfolio; changes in value and credit quality of investment securities; the local and global effects of current and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of
	Results of Operations and Financial Condition	27

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	42

	Item 4.
	Controls and Procedures	43

Part II.	Other Information:

	Item 1.
	Legal Proceedings	45

	Item 1A.
	Risk Factors	45

	Item 2.
	Changes in Securities and Use of Proceeds	47

	Item 3.
	Defaults Upon Senior Securities	47

	Item 5.
	Other Information	47

	Item 6.
	Exhibits	48

Signatures		50

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 (unaudited) and December 31, 2009

(dollars in thousands)	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$26,311	$24,687
Federal funds sold and other short-term investments	118,825	54,062
Cash and cash equivalents	145,136	78,749

Securities available for sale, at fair value	20,112	129,090
Securities held to maturity (fair value 2010 - $84, 2009 - $421)	83	414
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale	1,431	649
Total loans	1,364,881	1,510,816
Allowance for loan losses	(56,286)	(54,623)
Net loans	1,308,595	1,456,193

Premises and equipment - net	59,770	61,015
Accrued interest receivable	4,237	6,460
Bank-owned life insurance	24,675	24,395
Other real estate owned	48,672	37,183
Other assets	24,761	23,749
Total assets	$1,649,747	$1,830,172

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$263,324	$221,470
Interest-bearing	1,049,377	1,194,867
Total deposits	1,312,701	1,416,337
Other borrowed funds	222,003	278,023
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	5,915	4,933
Total liabilities	1,583,507	1,742,181

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized; Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at June 30, 2010 and December 31, 2009	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding at June 30, 2010 and December 31, 2009	2,560	2,560
Common stock, no par value, 40,000,000 shares authorized; 17,682,458 and 17,698,108 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	167,245	167,183
Retained deficit	(134,192)	(114,800)
Accumulated other comprehensive income	23	2,444
Total shareholders' equity	66,240	87,991
Total liabilities and shareholders' equity	$1,649,747	$1,830,172

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2010 and 2009 (unaudited)

(dollars in thousands, except per share data)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest income
Loans, including fees	$18,824	$22,698	$38,447	$45,844
Securities	581	1,637	1,772	3,447
FHLB Stock	60	68	123	192
Federal funds sold and other short-term investments	72	128	133	172
Total interest income	19,537	24,531	40,475	49,655

Interest expense
Deposits	4,691	8,102	10,099	17,082
Debt and other borrowed funds	2,028	3,031	4,530	6,379
Total interest expense	6,719	11,133	14,629	23,461

Net interest income	12,818	13,398	25,846	26,194
Provision for loan losses	1,800	20,630	21,510	31,160

Net interest income (loss) after provision for loan losses	11,018	(7,232)	4,336	(4,966)

Noninterest income
Service charges and fees	1,063	1,210	2,128	2,439
Net gains on mortgage loans	399	501	580	2,123
Trust fees	797	984	1,686	1,917
Gain on sales of securities	2,715	---	2,715	---
ATM and debit card fees	957	811	1,800	1,542
Other	391	718	881	1,526
Total noninterest income	6,322	4,224	9,790	9,547

Noninterest expense
Salaries and benefits	5,554	6,232	11,005	12,375
Occupancy of premises	989	1,056	2,041	2,212
Furniture and equipment	888	1,018	1,869	2,046
Legal and professional	391	248	1,160	632
Marketing and promotion	215	229	429	452
Data processing	327	465	674	962
ATM and debit card processing	264	336	575	669
Bond and D&O insurance	553	132	1,102	269
FDIC assessment	1,192	1,707	2,450	2,478
Losses on repossessed and foreclosed properties	850	830	4,493	1,839
Administration and disposition of problem assets	1,614	1,609	3,506	2,759
Trade Partners litigation settlement	---	5,533	---	5,533
Other	1,452	1,869	2,911	3,519
Total noninterest expenses	14,289	21,264	32,215	35,745

Income (loss) before income tax	3,051	(24,272)	(18,089)	(31,164)
Income tax expense (benefit)	1,303	6,134	1,303	3,384

Net income (loss)	1,748	(30,406)	(19,392)	(34,548)
Dividends declared on preferred shares	---	939	---	1,878
Net income (loss) available to common shares	$1,748	$(31,345)	$(19,392)	$(36,426)

Basic earnings (loss) per common share	$0.10	$(1.82)	$(1.10)	$(2.12)
Diluted earnings (loss) per common share	$0.10	$(1.82)	$(1.10)	$(2.12)
Cash dividends per common share	---	---	---	---

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2010 and 2009
(unaudited)

(dollars in thousands)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net income (loss)	$1,748	$(30,406)	$(19,392)	$(34,548)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available for sale	(694)	(1,487)	(656)	(1,123)

Less: reclassification adjustment for gains recognized in earnings, net of tax	(1,765)	0	(1,765)	0
Other comprehensive loss, net of tax	(2,459)	(1,487)	(2,421)	(1,123)

Comprehensive loss	$(711)	$(31,893)	$(21,813)	$(35,671)

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2010 and 2009
(unaudited)

(dollars in thousands, except per share data)	Preferred Stock		Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Series A	Series B

Balance, January 1, 2009	$30,637	$ 0	$164,327	$ (48,289)	$2,538	$149,213

Net loss for six months ended June 30, 2009				(34,548)		(34,548)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale					(1,123)	(1,123)
Comprehensive loss						(35,671)

Preferred stock issuance costs	(33)					(33)

Issued 2,350 shares of preferred stock		2,350				2,350

Issued 495,833 shares of common stock			1,550			1,550

Common stock warrants issued			801			801

Stock compensation expense			302			302

Cash dividends declared on preferred shares				(1,878)		(1,878)

Balance, June 30, 2009	$30,604	$2,350	$166,980	$ (84,715)	$1,415	$116,634

Balance, January 1, 2010	$30,604	$2,560	$167,183	$(114,800)	$2,444	$ 87,991

Net loss for six months ended June 30, 2010				(19,392)		(19,392)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale					(2,421)	(2,421)
Comprehensive loss						(21,813)

Stock compensation expense			62			62

Balance, June 30, 2010	$30,604	$2,560	$167,245	$(134,192)	$ 23	$ 66,240

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2010 and 2009 (unaudited)

(dollars in thousands)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities
Net loss	$(19,392)	$(34,548)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,403	1,854
Stock compensation expense	62	302
Stock warrant expense	0	801
Provision for loan losses	21,510	31,160
Deferred tax asset valuation allowance	8,015	15,283
Origination of loans for sale	(22,185)	(134,795)
Proceeds from sales of loans originated for sale	21,780	138,345
Net gains on mortgage loans	(580)	(2,123)
Gain on sales of securities	(2,715)	0
Write-down of other real estate	4,264	1,855
Net (gain) loss on sales of other real estate	218	(109)
Decrease (increase) in accrued interest receivable and other assets	(5,532)	(3,906)
Increase in Bank-owned life insurance	(280)	(287)
Increase in accrued expenses and other liabilities	1,079	94
Net cash from operating activities	7,647	13,926

Cash flows from investing activities
Loan originations and payments, net	99,504	109,817
Purchases of securities available for sale	(18,973)	(12,081)
Proceeds from:
Maturities and calls of securities available for sale	21,625	36,334
Maturities and calls of securities held to maturity	277	1,136
Sales of securities available for sale	105,553	0
Principal paydowns on securities	84	86
Sales of other real estate	10,613	4,804
Additions to premises and equipment	(287)	(488)
Net cash from investing activities	218,396	139,608

Cash flows from financing activities
Net decrease in deposits	(103,636)	(89,709)
Proceeds from other borrowed funds	90,000	40,000
Repayments of other borrowed funds	(146,020)	(56,100)
Proceeds from issuance of subordinated debt	0	950
Cash dividends paid on preferred shares	0	(1,756)
Net proceeds from issuance of preferred stock	0	2,317
Proceeds from issuance of common stock	0	1,550
Net cash from financing activities	(159,656)	(102,748)
Net change in cash and cash equivalents	66,387	50,786
Cash and cash equivalents at beginning of period	78,749	68,284
Cash and cash equivalents at end of period	$145,136	$119,070

Supplemental cash flow information
Interest paid	$14,444	$25,177
Income taxes paid	0	0
Supplemental noncash disclosures:
Transfers from loans to other real estate	26,584	10,550
Preferred stock dividends accrued, paid in subsequent quarter	0	939

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

Effective June 30, 2009, the operations of the Macatawa Bank Mortgage Company were consolidated with and into Macatawa Bank, and the mortgage company was subsequently dissolved and liquidated. All products and services previously provided by the mortgage company are now provided by Macatawa Bank. The reorganization enhanced earnings through reduced operating expenses as a result of efficiencies gained.

The Company also owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are not consolidated with the Company under accounting principles generally accepted in the United States of America.

Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) believed necessary for a fair presentation have been included.

Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 containing financial statements for the year ended December 31, 2009.

Adoption of New Accounting Standards: In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of this standard on January 1, 2010 had no impact on our results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of the applicable portions of this standard on January 1, 2010 did not have a significant impact on our quarterly disclosures. For those additional disclosures required for fiscal years beginning after December 15, 2010, we anticipate first including those disclosures in our Form 10-Q for the quarter ending March 31, 2011.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards: In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

Recent Business Developments:

Consent Order with Macatawa Bank and its Regulators

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 (our "2009 Form 10-K"), on February 22, 2010, Macatawa Bank entered into a Consent Order with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR"), the primary banking regulators of the Bank. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFIR. The requirements of the Consent Order are summarized in our 2009 Form 10-K.

The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order. These steps are discussed further in Note 2.

Written Agreement with Macatawa and its Regulator

We previously disclosed that we expected to enter into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB"). The Company has formally entered into a Written Agreement with the FRB. The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010. Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval. The Company is requesting approval from the FRB to continue making interest payments on its $1.65 million in outstanding subordinated debt and is continuing to accrue interest amounts due.

Restrictions on Deposit Gathering Activities

During 2009 the Bank's regulatory capital ratios fell below levels required to be categorized as "well capitalized" under applicable regulatory guidelines. As of June 30, 2010, the Bank was categorized as "adequately capitalized" under regulatory guidelines. In addition, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As a result, the Bank remains subject to the following restrictions regarding its deposit gathering activities:

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

As of January 1, 2010, we no longer have the ability to carryback losses to prior years. The realization of our deferred tax assets is largely dependent on generating income in future years. At June 30, 2010, the need to maintain a full valuation allowance was based primarily on our net operating loss for the first six months of 2010 and the challenging environment currently confronting banks that could impact our ability to generate future earnings. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. We recorded income tax expense of $1.3 million for both the three and six month periods of 2010 primarily related to a reclassification of other comprehensive income for gains recognized in earnings associated with the sale of our investment securities as described in a separate note.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF REGULATORY AGREEMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances as discussed in our 2009 Form 10-K and in Note 1 create uncertainty about our ability to continue as a going concern. As discussed below, we have made progress during the first six months of 2010 in addressing many of the concerns identified and remain focused on continuing to address these issues as we progress through the remainder of 2010. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We recorded net losses to common shareholders of $66.5 million and $39.7 million for the years ended December 31, 2009 and 2008. In the first quarter of 2010 we recorded $21.1 million in net losses. The second quarter of 2010 reflected improved performance with net income of $1.7 million, for a year to date net loss of $19.4 million. These results were largely driven by losses from the loan portfolio. During 2009 and 2008 we recorded provisions for loan losses of $74.3 million and $37.4 million, respectively, and we have recorded $21.5 million in provisions for loan losses in the first six months of 2010. Total nonperforming assets amounted to $143.8 million at June 30, 2010 compared to $141.2 million at December 31, 2009 and $112.1 million at December 31, 2008. The levels of nonperforming assets remained elevated throughout 2009 and into 2010 as the persistently weak economic conditions continued to impact many of our commercial loan customers. Our residential developer customers continued to be the segment impacted most severely. While some of the recent economic information is encouraging, the local economy overall remains weak as evidenced by continued elevated unemployment levels. These conditions are expected to continue to put pressure on loan customers.

As a result of these losses and the level of non-performing assets, our Board of Directors has significantly changed the strategic direction of the Bank to focus efforts to improve internal operations and to work out of its problem loans and assets. During the fourth quarter of 2009, the Board of Directors elected a new Chairman of the Board. We have since worked closely with our regulators at the FRB and the Bank's regulators at the FDIC and OFIR to put in place improved controls and procedures. The Board has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles intended to comply with regulatory standards, and appointed experienced and disciplined lending and compliance personnel. The focus of our management team has turned from growth in our business to executing these disciplined business and banking procedures and policies intended to limit future losses, preserve capital and improve operational efficiencies.

Despite the strain that a continuing soft economy places on the loan portfolio, we are committed to mitigating future loan losses. Tangible steps have been taken intended to reduce exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards, implement new lending and compliance policies and procedures, and enhance problem loan identification and resolution plans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF REGULATORY AGREEMENTS (Continued)

These steps include the following:
•

Board Oversight. The Audit and Compliance Committees of the Board now both meet monthly to monitor, among other items, the new lending and compliance procedures. The Board also restructured the reporting lines for departments involved in managing activities involved in the lending function. The Special Asset Group responsible for the disposition of problem assets, the Credit Administration department responsible for implementation of loan policy and credit monitoring, and the Risk Management Department are led by qualified officers who report directly to the Audit Committee. The Board has taken steps to ensure that all necessary resources are allocated to ensure compliance and to allow the Bank to work out of its problem loans and assets.

•

Plan to Reduce Substandard Assets. We recognize the need to reduce our risk position related to substandard assets. We have implemented specific plans for each asset identified as substandard. We plan to achieve reductions in a variety of ways, including collecting, upgrading (when appropriate and independently verified), right-sizing, or improving the quality of the assets. The ultimate objective is to return the amount of these assets to an acceptable level. The Company also recognizes that the downturn in real estate values may be sustained and it must continuously reevaluate every classified loan. The economic environment has a direct impact on the market and all classified loans will be re-evaluated regularly as the circumstances surrounding each asset evolve. The specific plans are reviewed and approved by the Audit and Compliance Committees at monthly meetings.

•

Concentration Reduction. We are implementing a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for our loan losses. Increased emphasis has been placed on obtaining updated property valuations and "right-sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank.

•

Loan Review. The Loan Review function traditionally reported administratively through Credit Administration and functionally to the Board Loan Committee. Loan Review now reports functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and has expanded the department to include a Senior Loan Review Manager and additional resources to support our goal of completing an independent, annual review of the entire commercial loan portfolio to monitor the accuracy and completeness of the watch list and all risk grades. This process is intended to identify any violations of law, rules, or regulations and policy, credit and collateral documentation exceptions and track corrective measures. This function is also responsible for the integrity of the loan grading system and the independent review of loan grades at inception and renewal.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF REGULATORY AGREEMENTS (Continued)
•

Lender Accountability. Management established individual lender scorecards which are monitored on an ongoing basis. Lenders are apprised monthly of these scorecards and held accountable. We evaluated the performance of individual lenders and implemented corrective action, including the termination of loan officers whose loan portfolios included a majority of the Company's non-performing assets.

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

The second quarter of 2010 reflects progress made in implementing these plans. Nonperforming loans have decreased from $103.9 million at December 31, 2009 to $95.1 million at June 30, 2010. The commercial loan portfolio has decreased to $1.05 billion at June 30, 2010 from $1.17 billion at December 31, 2009, with a $39.3 million reduction in residential secured commercial loans. Net chargeoffs on loans for the quarter ended June 30, 2010 was $6.3 million, compared to $22.1 million for the second quarter of 2009 and $13.6 million for the first quarter of 2010.

As discussed in Note 1, on February 22, 2010 Macatawa Bank entered into a Consent Order with the FDIC and OFIR. The Consent Order covers various aspects of the Bank's financial condition and performance; loan administration; and capital planning as outlined in our 2009 Form 10-K. The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order. We believe we have complied with or will comply with all the provisions of the Consent Order within the required timeframes, except for capital requirements.

The Consent Order requires the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. At June 30, 2010, the Bank's Tier 1 Leverage Ratio was 6.3% and the Total Risk Based Ratio was 8.7%, which qualify the Bank to be classified as "adequately capitalized" under applicable regulatory capital standards. In order to comply with the requirements of the Consent Order, the Bank would have needed a capital injection of approximately $32.7 million as of June 30, 2010. No conditions or events have come to the attention of management since June 30, 2010 through the date of filing this report that cause management to believe that the amount needed has materially changed.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF REGULATORY AGREEMENTS (Continued)

Following is more information regarding these strategies:
•

Earnings improvements. Steps to reduce expenses have already resulted in the removal of approximately $9 million from the Bank's annualized operating costs. During the first six months of 2010, noninterest expenses, excluding nonperforming asset costs and FDIC assessments, were at their lowest quarterly levels in over two years. The management team remains active at exploring on-going cost reduction opportunities as the Bank continues to "right-size" its operation.

•

Suspension of dividends: The Bank did not pay dividends to the Company during 2009 or in the first half of 2010. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and interest on its trust preferred securities. To preserve Bank capital, the Company continued the suspension of dividend payments on common and preferred stock and the deferral of interest payments on trust preferred securities during the first half of 2010.

•

Asset Reduction. Total assets were reduced by $319.2 million to $1.83 billion at December 31, 2009 from $2.15 billion at December 31, 2008 and further reduced to $1.65 billion at June 30, 2010. The decrease in total assets was largely from a reduction in our loan portfolio from efforts to reduce concentration in certain loan types. We are implementing a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009. Increased emphasis has been placed on obtaining updated property valuations and "right-sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank. We expect further asset reductions in these areas are in 2010 as we continue to execute this plan.

•

Capital Raising. We earlier increased our capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. During second and third quarters of 2009, we increased our capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt. The Company is actively exploring alternatives to raise new capital. During the fourth quarter of 2009, we engaged an independent consulting firm to help us assess the risk in our loan portfolio, an important step in supporting our capital planning efforts. The Company's Board of Directors has evaluated the results of this assessment and is committed to the goal of returning the Bank's capital levels to those prescribed by the consent order. During 2010, the Company consulted with legal counsel regarding capital alternatives and recently engaged an investment banking firm to act as independent financial adviser to the Board of Directors in connection with the Company's strategic planning and capital raising analysis and consideration of possible alternatives, including various strategies to improve the Company's capital position.

The Company has formally entered into a Written Agreement with the FRB. The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010. See Note 1 for additional information about the Written Agreement.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):
June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasury and federal agency securities	$19,077	$8	$0	$19,085
Other equity securities	1,000	27	0	1,027
	$20,077	$35	$0	$20,112
Held to Maturity:
State and municipal bonds	$83	$1	$0	$84
	$83	$1	$0	$84
December 31, 2009
Available for Sale:
U.S. federal agency securities	$69,372	$1,738	$0	$71,110
State and municipal bonds	49,711	2,055	(32)	51,734
Corporate bonds	5,247	8	(10)	5,245
Other equity securities	1,000	1	0	1,001
	$125,330	$3,802	$(42)	$129,090
Held to Maturity:
State and municipal bonds	$414	$7	$0	$421
	$414	$7	$0	$421

During May 2010, we completed the disposition of nearly all of the municipal, corporate and U.S. agency securities in our available-for-sale investment portfolio through sales in the open market. These investment securities were comprised of approximately $46.9 million in municipal securities with an average yield of 4.15% and an average life of 3.5 years, $5.2 million in corporate securities with an average yield of 2.94% and an average life of 2.6 years, and $50.2 million in U.S. agency securities with an average yield of 3.84% and an average life of 1.1 years. Proceeds from sales of these securities totaled $105.6 million. We realized a net gain of $2.7 million from the sale of the securities.

There were no sales of securities in the three month period ended March 31, 2010 nor in the three and six month periods ended June 30, 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SECURITIES (Continued)

Contractual maturities of debt securities at June 30, 2010 were as follows (dollars in thousands):
	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$83	$84	$18,978	$18,983
Due from one to five years	0	0	0	0
Due from five to ten years	0	0	21	22
Due after ten years	0	0	78	80

	$83	$84	$19,077	$19,085

There were no securities with unrealized losses at June 30, 2010.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, Investments - Debt and Equity Instruments.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management determined that there were no securities with OTTI at June 30, 2010.

NOTE 4 - LOANS

Loans were as follows (in thousands):
	June 30, 2010	December 31, 2009

Commercial - residential secured	$208,699	$247,957
Commercial - nonresidential secured	524,625	555,095
Total commercial real estate	733,324	803,052
Commercial and industrial	314,087	369,523
Total commercial	1,047,411	1,172,575
Residential mortgage	154,411	163,074
Consumer	163,059	175,167
Total loans	1,364,881	1,510,816
Allowance for loan losses	(56,286)	(54,623)
	$1,308,595	$1,456,193

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - LOANS (Continued)

Activity in the allowance for loan losses was as follows (in thousands):
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Balance at beginning of period	$60,782	$39,096	$54,623	$38,262
Provision for loan losses	1,800	20,630	21,510	31,160
Charge-offs	(6,851)	(22,317)	(21,087)	(32,621)
Recoveries	555	212	1,240	820
Balance at end of period	$56,286	$37,621	$56,286	$37,621

Impaired loans were as follows at period end (dollars in thousands):
	June 30, 2010	December 31, 2009

Impaired commercial loans with no allocated allowance	$36,981	$43,073
Impaired loans with allocated allowance for loan losses:
Impaired commercial loans	50,534	48,298
Mortgage loans modified under troubled debt restructuring	13,166	10,536
	63,700	58,834

Total impaired loans	$100,681	$101,907

Amount of the allowance for loan losses allocated	$9,788	$11,636

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Average of impaired loans during the period	$108,260	$106,636
Interest income recognized during impairment	755	1,493
Cash received for interest during impairment	1,352	1,362

Included in impaired loans are accruing loans whose terms have been modified under troubled debt restructuring. These loans totaled $20.6 million at June 30, 2010 and $18.0 million at December 31, 2009.

Nonperforming loans were as follows at period-end (dollars in thousands):
	June 30, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$2,245	$8,160
Nonaccrual loans	92,813	95,725
	$95,058	$103,885

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):
	June 30, 2010	December 31, 2009

Other real estate owned, initial balanced transferred in	$56,623	$41,987
Less: valuation allowance	(7,951)	(4,804)
	$48,672	$37,183

Activity in the valuation allowance was as follows (dollars in thousands):
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Beginning balance	$7,610	$2,309	$4,804	$1,619
Additions charged to expense	749	861	4,264	1,855
Deletions upon disposition	(408)	(207)	(1,117)	(511)
Ending balance	$7,951	$2,963	$7,951	$2,963

Net realized losses on sales of other real estate were $98,000 and $218,000 for the three and six month periods ended June 30, 2010. Net realized gains on sales of other real estate were $115,000 and $109,000 for the three and six month periods ended June 30, 2009.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
June 30, 2010
U.S. Treasury and federal agency securities	$19,085	$0	$19,085	$0
Other equity securities	1,027	0	1,027	0
Loans held for sale	1,431	0	1,431	0

December 31, 2009
U.S. federal agency securities	$71,110	$0	$71,110	$0
State and municipal bonds	51,734	0	51,734	0
Corporate bonds	5,245	0	5,245	0
Other equity securities	1,001	0	1,001	0
Loans held for sale	649	0	649	0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
June 30, 2010
Impaired loans	$60,314	$0	$0	$60,314
Other real estate owned	41,281	0	0	41,281

December 31, 2009
Impaired loans	$69,141	$0	$0	$69,141
Other real estate owned	36,660	0	0	36,660

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2010 and December 31, 2009 (dollars in thousands).
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$145,136	$145,136	$78,749	$78,749
Securities held to maturity	83	84	414	421
FHLB stock	12,275	N/A	12,275	N/A

Loans	1,364,881	1,364,378	1,510,816	1,503,789
Less: allowance for loan losses	(56,286)	(56,286)	(54,623)	(54,263)
Loans, net of allowance	1,308,595	1,308,092	1,456,193	1,449,526

Accrued interest receivable	4,237	4,237	6,460	6,460

Financial liabilities
Deposits	(1,312,701)	(1,316,922)	(1,416,337)	(1,423,929)
Other borrowed funds	(222,003)	(226,126)	(278,023)	(281,433)
Long-term debt	(41,238)	(34,558)	(41,238)	(34,313)
Subordinated debt	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	(5,915)	(5,915)	(1,928)	(1,928)

Off-balance sheet credit-related items
Loan commitments	0	0	0	0

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):
	June 30, 2010	December 31, 2009

Noninterest-bearing demand	$263,324	$221,470
Interest bearing demand	210,903	268,011
Savings and money market accounts	309,389	308,928
Certificates of deposit	529,085	617,928
	$1,312,701	$1,416,337

Approximately $265.7 million and $356.4 million in certificates of deposit were in denominations of $100,000 or more at June 30, 2010 and December 31, 2009, respectively.

Brokered deposits totaled approximately $113.3 million and $206.5 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 brokered deposits had interest rates ranging from 3.75% to 4.55%. At December 31, 2009, brokered deposits had interest rates ranging from 3.50% to 4.55%. At June 30, 2010, maturities for brokered deposits were as follows (in thousands):
Due in one year or less	$99,976
Due from one to two years	13,363
Due from two to three years	0
$113,339

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Note 1 under the heading "Recent Business Developments."

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

June 30, 2010
Single maturity fixed rate advances	$ 180,000	November 2010 to November 2013	2.42%
Putable advances	16,000	September 2010 to December 2010	5.67%
Amortizable mortgage advances	16,003	March 2018 to July 2018	3.77%
	$ 212,003

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2009
Single maturity fixed rate advances	$ 195,000	January 2010 to December 2012	2.79%
Putable advances	26,000	March 2010 to December 2010	5.79%
Amortizable mortgage advances	17,023	March 2018 to July 2018	3.77%
	$ 238,023

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - OTHER BORROWED FUNDS (Continued)

Each advance is subject to a prepayment penalty if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. Putable advances are fixed rate advances that can be changed to a variable rate at the option of the FHLB. If the FHLB exercises that option, these advances may be repaid without penalty. These advances were collateralized by residential and commercial real estate loans totaling $420.4 million under a physical loan collateral delivery arrangement at June 30, 2010, and by residential and commercial real estate loans totaling $607.4 million under a specific loan collateral arrangement at December 31, 2009.

Scheduled repayments of FHLB advances as of June 30, 2010 were as follows (in thousands):
2010	$56,667
2011	46,733
2012	66,781
2013	31,831
2014	1,884
Thereafter	8,107
$212,003

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repo borrowings") are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities with a carrying amount of approximately $12.0 million and $44.1 million at June 30, 2010 and December 31, 2009, respectively. At maturity, the securities underlying the arrangements are returned to the Company.

At period-end, repo borrowings were as follows (dollars in thousands):
Principal Terms	Amount	Range of Maturities	Weighted Average Interest Rate

June 30, 2010
Fixed rate borrowings	$ 10,000	November 2010	4.28%

December 31, 2009
Fixed rate borrowings	$ 40,000	March 2010 to November 2010	4.62%

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three and six month periods ended June 30, 2010 and 2009 are as follows (dollars in thousands, except per share data):
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Net income (loss)	$1,748	$(30,406)	$(19,392)	$(34,548)
Dividends declared on preferred shares	---	939	---	1,878
Net income (loss) available to common shares	$1,748	$(31,345)	$(19,392)	$(36,426)

Weighted average shares outstanding, including participating stock awards - Basic	17,692,231	17,260,269	17,694,269	17,211,524
Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Weighted average shares outstanding - Diluted	17,692,231	17,260,269	17,694,269	17,211,524

Basic earnings (loss) per common share	$0.10	$(1.82)	$(1.10)	$(2.12)
Diluted earnings (loss) per common share (1)	0.10	(1.82)	(1.10)	(2.12)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per common share calculation.

Stock options for 886,656 and 914,872 shares of common stock for both the three and six month periods ended June 30, 2010, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive. Stock options for 959,267 and 1,084,096 shares of common stock for the three and six month periods ended June 30, 2009, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive. Potential common shares associated with convertible preferred stock were excluded from dilutive potential common shares as they were anti-dilutive.

NOTE 10 - CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As discussed in our 2009 Form 10-K, all pending cases against the Bank in the Trade Partners litigation have either been settled or dismissed.

As of the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

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

The prompt corrective action regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is only adequately capitalized, regulatory approval is required to accept brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required.

At June 30, 2010 and December 31, 2009, actual capital levels and minimum required levels were (in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010
Total capital (to risk weighted assets)
Consolidated	$125,931	8.8%	$114,349	8.0%	N/A	N/A	N/A	N/A
Bank	124,283	8.7	114,199	8.0	142,749	10.0%	$157,024	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	88,346	6.2	57,175	4.0	N/A	N/A	N/A	N/A
Bank	105,947	7.4	57,100	4.0	85,649	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	88,346	5.3	67,319	4.0	N/A	N/A	N/A	N/A
Bank	105,947	6.3	67,183	4.0	83,979	5.0	134,366	8.0

December 31, 2009
Total capital (to risk weighted assets)
Consolidated	$147,162	9.2%	$127,496	8.0%	N/A	N/A
Bank	144,301	9.1	127,357	8.0	$159,196	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	113,549	7.1	63,748	4.0	N/A	N/A
Bank	123,972	7.8	63,678	4.0	95,517	6.0
Tier 1 capital (to average assets)
Consolidated	113,549	6.0	75,559	4.0	N/A	N/A
Bank	123,972	6.6	75,448	4.0	94,311	5.0

Approximately $22.4 million and $28.4 million of trust preferred securities outstanding at June 30, 2010 and December 31, 2009, respectively, qualified as Tier 1 capital. Refer to our 2009 Form 10-K for more information on the trust preferred securities.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

The Bank was categorized as "adequately capitalized" at June 30, 2010 and at December 31, 2009. In addition, because the Bank is subject to the Consent Order, it cannot be categorized as "well capitalized", regardless of actual capital levels. No conditions or events have come to the attention of management since June 30, 2010 through the date of filing this report that cause management to believe that the Bank has changed its capital category. Because the Bank was categorized as "adequately capitalized" at June 30, 2010, it is subject to certain restrictions on its deposit gathering activities as further described in Note 1.

As part of the Consent Order, the Bank was required, within 90 days from the date of the Consent Order (which was dated February 22, 2010), to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. While the Bank did not achieve these targeted ratios within the required timeframe, the Board of Directors and management remain committed to reaching these ratio levels and are in the process of identifying and evaluating different capital-raising alternatives. The Consent Order also prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. Under Michigan law, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $42.3 million at June 30, 2010.

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

At June 30, 2010, we had total assets of $1.65 billion, total loans of $1.36 billion, total deposits of $1.31 billion and shareholders' equity of $66.2 million. During the second quarter of 2010, we recognized net income of $1.7 million compared to a net loss of $31.3 million in the second quarter of 2009. This is also a significant improvement from our results in the first quarter of 2010, when we recognized a net loss of $21.1 million. This represents our first quarter of profitability in nearly two years. As described more fully below, a meaningful reduction in charge-offs, and nonperforming loans supported by new and more disciplined lending and loan risk management practices led to a significant reduction in loan loss provisions for the quarter. For the year to date periods, we recognized net losses of $19.4 million in 2010 and $36.4 million in 2009. The weak local and national economic conditions that have persisted over the past few years have contributed to the 2010 operating loss and the $38.9 million and $63.6 million of annual operating losses reported by us during 2008 and 2009. The losses for each period were largely attributable to loan losses, lost interest on non-performing assets and costs of administering problem assets associated with problem loans and other real estate assets. We also incurred a non-cash charge of $18.0 million included in federal income tax expense in 2009 associated with a valuation allowance for deferred tax assets and non-cash, and after tax impairment charges for goodwill and intangible assets of $27 million in 2008. There will be no further negative affect on our results of operations associated with deferred tax assets or goodwill, as these assets have been written off in their entirety. As of the date of this report, the Bank was categorized as "adequately capitalized" under applicable regulatory guidelines. However, as of the date of this report, the Bank's regulatory capital was below levels required in the Consent Order.

As a result of our losses, our Board of Directors has significantly changed the strategic direction of the Bank focus on efforts to improve our internal operations and to work out of our problem loans and assets. The Bank's Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles including more conservative lending principles intended to comply with regulatory standards. The focus of our management team has turned from growth in our business to executing these disciplined business and banking procedures and policies intended to limit future losses, preserve capital and improve operational efficiencies. Our more favorable second quarter results reflect the impact of these efforts.

We have also worked closely with our regulators at the FRB and the Bank's regulators at the FDIC and the OFIR to put in place improved controls and procedures. On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank. The Company has formally entered into a Written Agreement with the FRB. The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010.

Additional information further describing changes in our business, including those in response to its recent losses, to the Consent Order and the Written Agreement, are described in detail in Item 1 of this report in Note 1 of the Consolidated Financial Statements under the heading "Recent Business Developments" and in Note 2 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Summary: Net income available to common shares for the quarter ended June 30, 2010 was $1.7 million, compared to second quarter 2009 net loss of $31.3 million. Net income per common share on a diluted basis was $0.10 for the second quarter of 2010 compared to a net loss per common share of $1.82 for the same period in 2009. Net loss available to common shares for the six months ended June 30, 2010 was $19.4 million compared to a net loss of $36.4 million for the same period in the prior year. Net loss per common share was $1.10 million for the six months ended June 30, 2010 compared to a net loss per common share of $2.12 for the same period in 2009.

The improvement in earnings in the second quarter of 2010 was due primarily to a lower level of net chargeoffs in the quarter from $22.1 million in 2009 to $6.3 million in 2010 and a resulting decrease of $18.0 million in provision for loan losses. Also, positively impacting 2010 earnings was a $2.7 million gain on the sale of securities during the second quarter. The 2009 second quarter included a non-cash charge of $14.9 million included in federal income tax expense to establish a valuation allowance for net deferred tax assets, a $5.5 million one-time charge associated with the settlement of the Trade Partners lawsuit and a $960,000 special FDIC assessment.

Operating results in recent periods have been significantly impacted by the cost associated with problem loans and non-performing assets. The provision for loan losses was $1.8 million and $21.5 million for the three and six months ended June 30, 2010, respectively, compared to $20.6 million and $31.2 million, respectively, for the three and six months ended June 30, 2009. Costs associated with nonperforming assets were $2.5 million and $8.0 million, respectively, for the three and six months ended June 30, 2010 compared to $2.4 million and $4.6 million, respectively, for the three and six months ended June 30, 2009. Lost interest from elevated levels of non-performing assets was approximately $2.7 million and $5.3 million, respectively, for the three and six months ended June 30, 2010 compared to $2.2 million and $4.6 million, respectively, for the three and six months ended June 30, 2009. Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $12.8 million for the second quarter of 2010 compared to $13.4 million for the second quarter of 2009. For the first half of 2010, net interest income totaled $25.8 million compared to $26.2 million for the same period in 2009.

The decrease in net interest income for the second quarter of 2010 was due primarily to a $385.0 million reduction in our average interest earning assets. Significantly offsetting this decrease was strong improvement in our net interest margin. Since the second quarter of 2009 we experienced a 50 basis point increase in our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") largely from a 63 basis point decline in the average cost of interest bearing liabilities. Our average yield on earning assets only declined 6 basis points for the second quarter of 2010. As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis. Average interest earning assets decreased from $1.94 billion for the three months ended June 30, 2009 to $1.55 billion for the same period in 2010, as a result of our focus on reducing credit exposure within certain segments of our loan portfolio, liquidity improvement and capital preservation.

Average interest earning assets decreased from $1.95 billion for the first six months of 2009 to $1.60 billion for the same period in 2010. This decrease was largely offset by strong improvement in net interest margin of 54 basis points primarily from a 64 basis points decline in the average cost of interest bearing liabilities. Our average yield on earning assets only declined 4 basis points in comparison to the six month period in 2009.

The net interest margin increased to 3.29% for the second quarter of 2010 from 2.79% for the second quarter of 2009 and was at its highest level in three years. We managed this improvement despite having a large impact from lost interest from higher balances of non-performing assets. Our margin also continues to improve on a consecutive quarter basis, increasing from 3.22% for the first quarter of 2010 and 3.04% for the fourth quarter of 2009.

The yield on earning assets decreased to 5.02% for the second quarter of 2010 from 5.08% for 2009. For the first six month periods, the yield on earning assets decreased to 5.09% in 2010 compared to 5.13% in 2009. The declines in each period were from slight decreases in the yield on our residential and consumer loan portfolios, which have repriced in the generally lower rate environment during these periods and a reduction in the relative balance of our securities portfolio. As explained more fully below under "Noninterest Income", we sold nearly our entire securities portfolio during the second quarter of 2010. The majority of these funds have been initially reinvested in lower yielding liquid money market balances, which will slow margin expansion in the near term. Balances of nonperforming loans were relatively stable when comparing the three and six month periods of 2010 to the same periods of 2009 having little impact on the change in the yield on loans for each period.

The cost of funds decreased 63 basis points to 1.96% in the second quarter of 2010 from 2.59% in 2009. For the six month periods, our cost of funds decreased 64 basis points to 2.06% for 2010 compared to 2.70% for 2009. A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment along with shifting our deposit mix from higher costing time deposits to lower costing demand and savings accounts were the primary reasons for the decrease in the cost of funds.

In response to the persistent weak economic conditions in Michigan and the need to comply with the requirements of the Consent Order, management remains focused on reducing asset balances, including earning assets, in order to maintain or improve capital ratios. Due to our being categorized as "adequately capitalized" under applicable regulatory standards, we are not able to accept, renew or roll over any brokered deposits unless we are granted a waiver from this prohibition from the FDIC. The continued decline in the level of earning assets is expected to have a negative impact on net interest income in 2010. Future margin is expected to remain relatively stable, as a continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, will be offset by holding higher balances of lower yielding liquid money market balances.

The following table shows an analysis of net interest margin for the three month periods ending June 30, 2010 and 2009.
	For the three months ended June 30,
	2010			2009
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$42,961	$333	3.09%	$110,085	$1,102	4.00%
Tax-exempt securities (1)	23,016	248	6.61%	51,023	535	6.46%
Loans (2)	1,410,376	18,824	5.29%	1,682,433	22,698	5.36%
Federal Home Loan Bank stock	12,275	60	1.95%	12,275	68	2.19%
Federal funds sold and other short-term investments	66,744	72	0.43%	84,548	128	0.60%
Total interest earning assets (1)	1,555,372	19,537	5.02%	1,940,364	24,531	5.08%

Noninterest earning assets:
Cash and due from banks	24,880			22
Other	106,059			108,459

Total assets	$1,686,311			$2,071,098

Liabilities
Deposits:
Interest bearing demand	$225,265	$188	0.34%	$234,972	$352	0.60%
Savings and money market accounts	317,651	452	0.57%	412,001	693	0.67%
Time deposits	554,395	4,050	2.93%	761,521	7,057	3.72%
Borrowings:
Other borrowed funds	229,203	1,689	2.91%	268,690	2,606	3.84%
Long-term debt	41,238	340	3.26%	41,395	425	4.06%
Federal funds purchased	---	---	---%	176	---	---%
Total interest bearing liabilities	1,367,752	6,719	1.96%	1,718,755	11,133	2.59%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	243,931			203,428
Other noninterest bearing liabilities	6,895			8,359
Shareholders' equity	67,733			140,556

Total liabilities and shareholders' equity	$1,686,311			$2,071,098

Net interest income		$12,818			$13,398

Net interest spread (1)			3.06%			2.49%
Net interest margin (1)			3.29%			2.79%
Ratio of average interest earning assets to
average interest bearing liabilities	113.72%			112.89%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $95.5 million for the three months ended June 30, 2010 and approximately $110.4 million for the three months ended June 30, 2009.

The following table shows an analysis of net interest margin for the six month periods ending June 30, 2010 and 2009.
	For the six months ended June 30,
	2010			2009
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$55,521	$1,000	3.60%	$117,341	$2,365	4.03%
Tax-exempt securities (1)	36,491	772	6.52%	51,520	1,082	6.46%
Loans (2)	1,442,190	38,447	5.31%	1,710,552	45,844	5.34%
Federal Home Loan Bank stock	12,275	123	1.98%	12,275	192	3.10%
Federal funds sold and other short-term investments	55,511	133	0.48%	58,121	172	0.59%
Total interest earning assets (1)	1,601,988	40,475	5.09%	1,949,809	49,655	5.13%

Noninterest earning assets:
Cash and due from banks	24,299			22,730
Other	109,238			111,991

Total assets	$1,735,525			$2,084,530

Liabilities
Deposits:
Interest bearing demand	$235,274	$420	0.36%	$232,732	$755	0.66%
Savings and money market accounts	326,488	939	0.58%	409,374	1,567	0.77%
Time deposits	577,489	8,740	3.05%	786,672	14,760	3.78%
Borrowings:
Other borrowed funds	244,009	3,869	3.15%	272,718	5,508	4.02%
Long-term debt	41,238	661	3.19%	41,317	871	4.19%
Federal funds purchased	---	---	---%	102	---	---%
Total interest bearing liabilities	1,424,498	14,629	2.06%	1,742,915	23,461	2.70%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	228,573			187,240
Other noninterest bearing liabilities	6,785			8,752
Shareholders' equity	75,669			145,623

Total liabilities and shareholders' equity	$1,735,525			$2,084,530

Net interest income		$25,846			$26,194

Net interest spread (1)			3.03%			2.43%
Net interest margin (1)			3.26%			2.72%
Ratio of average interest earning assets to
average interest bearing liabilities	112.46%			111.87%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $92.6 million for the six months ended June 30, 2010 and approximately $103.7 million for the six months ended June 30, 2009.

Provision for Loan Losses: The provision for loan losses for the second quarter of 2010 was $1.8 million compared to $19.7 million for the first quarter of 2010 and $20.6 million for the second quarter of 2009. The reduction in the provision for loan losses was primarily associated with a decline in charge-offs and a reduction in required reserves on impaired loans. A decline in the total loan portfolio also contributed to the decline.

The provision for loan losses for the first half of 2010 was $21.5 million compared to $31.2 million for the same period in 2009.

Net charge-offs were $6.3 million for the second quarter of 2010 compared to $13.5 million for the first quarter of 2010 and $22.1 million for the second quarter of 2009. Most of the charge-offs taken during the most recent quarter were from impaired loans with previously established reserves. The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans. The pace of decline, however, has been slowing, which correlates to the decline in charge-offs we have experienced. Beginning in 2010, we have seen signs of stabilization in real estate values, as evidenced in recent real estate appraisals and from an increase in sales of other real estate owned.

We have also seen a relative decline in the pace of commercial loans migrating to a lower loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed in this Item 2 under the heading "Allowance for Loan Losses." Efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have begun to take hold, ultimately improving our ability to reduce the need for loan loss provisions.

The amounts of loan loss provision in both the most recent and prior year periods were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 2 under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2010 increased to $6.3 million and $9.8 million, respectively, from $4.2 million and $9.5 million, respectively, for the same periods in 2009. The components of noninterest income are shown in the table below for the three and six month periods ended June 30, 2010 and 2009 (in thousands):
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Service charges and fees on deposit accounts	$1,063	$1,210	$2,128	$2,439
Net gains on mortgage loans	399	501	580	2,123
Trust fees	797	984	1,686	1,917
Gain on sale of securities	2,715	0	2,715	0
ATM and debit card fees	957	811	1,800	1,542
Bank owned life insurance income	79	304	280	795
Investment services fees	161	163	301	270
Other income	151	251	300	461
Total noninterest income	$6,322	$4,224	$9,790	$9,547

The largest item impacting the 2010 periods was the $2.7 million gain recognized on the sale of securities during the second quarter. During the second quarter of2010, we completed the disposition of nearly all of the municipal, corporate and U.S. agency securities in our available-for-sale investment portfolio through sales in the open market. These securities were comprised of approximately $46.9 million in municipal securities with an average yield of 4.15% and an average life of 3.5 years, $5.2 million in corporate securities with an average yield of 2.94% and an average life of 2.6 years, and $50.2 million in U.S. agency securities with an average yield of 3.84% and an average life of 1.1 years. The sales were executed as part of our overall strategy to increase our regulatory capital ratios. The majority of the proceeds have been initially invested in liquid money market balances with money center banks. We intend to ultimately reinvest the proceeds in higher yielding investment securities when market conditions improve.

Offsetting the gain on sale of securities were reductions in service fee revenue from deposit accounts, net gains on mortgage loans and bank owned life insurance income. Revenue from deposit services decreased $147,000 for the most recent quarter and $311,000 for the six month period ended June 30, 2010 due to a decrease in non-sufficient fund fees, consistent with a decline across the banking industry. Net gains on mortgage loans for the first quarter of 2010 declined by $102,000 compared to the same period in 2009 and declined by $1.6 million for the first six months of 2010 compared to the same period in 2009, as the first quarter of 2009 was positively impacted by a decline in mortgage rates that led to a significant increase in refinancing activity and resulting gains. The decline in bank owned life insurance income was related to the realization of a death benefit in the first quarter of 2009 and reduced earnings on the policies in 2010.

Noninterest Expense: Noninterest expense for the three and six month periods ended June 30, 2010 decreased to $14.3 million and $32.2 million, respectively, from $21.3 million and $35.7 million, respectively, for the same periods in 2009. The components of noninterest expense are shown in the table below for the three and six month periods ended June 30, 2010 and 2009 (in thousands):
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Salaries and benefits	$5,554	$6,232	$11,005	$12,375
Occupancy of premises	989	1,056	2,041	2,212
Furniture and equipment	888	1,018	1,869	2,012
Legal and professional	391	248	1,160	632
Marketing and promotion	215	229	429	452
Data processing	327	465	674	962
ATM and debit card processing	264	336	575	669
Bond and D&O insurance	553	132	1,102	269
FDIC assessment	1,192	1,707	2,450	2,478
Administration and disposition of problem assets	2,464	2,439	7,999	4,598
Outside services	486	460	971	913
Trade Partners litigation settlement	0	5,533	0	5,533
Other noninterest expense	966	1,409	1,940	2,640
Total noninterest expense	$14,289	$21,264	$32,215	$35,745

Our largest component of noninterest expense, salaries and benefits, declined $678,000 from the second quarter of 2009 and $1.4 million for the first six months of 2010 compared to the same period in 2009 as a result of our staffing reduction initiatives implemented in 2009. We had 391 full-time equivalent employees at June 30, 2010 compared to 400 at June 30, 2009. Reductions have largely been in product sales positions, as we continue to right-size our operation to respond to the impact of the prolonged economic weakness. During the second quarter of 2010, we hired personnel in our risk management functions, including our Special Assets, Credit Administration and Loan Review departments, as we focus on continued improvement in our lending discipline and loan risk management practices. Accordingly, we expect the level of decline in salaries and benefits to stabilize.

Our Bond and D&O insurance expense increased primarily due to a rate increase resulting from an increase in the perceived risks of our Bank and the financial institution industry in general during the current economic cycle and through purchasing increased coverage levels.

Costs associated with nonperforming assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Legal and professional	$603	$431	$1,290	$669
Repossessed and foreclosed property administration	1,011	1,178	2,216	2,090
Losses on repossessed and foreclosed properties	850	830	4,493	1,839
Total	$2,464	$2,439	$7,999	$4,598

Losses on repossessed assets and foreclosed properties were stable when comparing the second quarter of 2010 to the same period in the prior year. Losses have, however, declined significantly since the first quarter of 2010 despite elevated levels of foreclosed properties throughout 2010. Accordingly, we are seeing the relative level of losses decline, consistent with the stabilization we are seeing in real estate valuations.

FDIC assessments decreased by $515,000 to $1.2 million for the second quarter of 2010 compared to $1.7 million for the second quarter of 2009 and remained consistent at $2.5 million for the six month periods ended June 30, 2010 and 2009. The three and six month periods ended June 30, 2009 included an industry-wide special assessment, which amounted to $960,000 for the Bank. The general increase in FDIC assessments for all periods was from higher assessment rates implemented by the FDIC, including additional risk-based assessments applicable to the Bank. FDIC assessments are expected to remain elevated throughout 2010 as a result of these higher assessment rates.

The three and six month periods ended June 30, 2009 included a $5.5 million one-time charge associated with the Trade Partners litigation settlement.

When excluding the Trade Partners litigation settlement charge, FDIC assessments and nonperforming asset costs, non-interest expense would have been approximately $10.6 million for the three month period ended June 30, 2010, down 8.2% from $11.6 million for the same period of 2009; and $21.8 million for the six month period ended June 30, 2010, down 5.9% from $23.1 million for the same period of 2009.

Continued expense reduction initiatives have allowed us to manage costs in nearly all other areas of non-interest expense to offset the increases driven by higher insurance premiums and nonperforming asset levels.

Federal Income Tax Expense/Benefit: We recorded federal income tax expense of $1.3 million for the three and six month periods ended June 30, 2010, respectively, and recorded federal income tax expense of $6.1 million and $3.4 million, respectively, for the same periods in 2009. Since June 30, 2009, we have concluded the need to maintain a valuation allowance for all of our net deferred tax assets based primarily on our net operating losses and the continued challenging environment confronting banks that could impact our ability to generate future earnings. We recorded income tax expense of $1.3 million for both the three and six month periods of 2010 primarily related to a reclassification of other comprehensive income for gains recognized in earnings associated with the sale of our investment securities as described more fully above in this Item 2 under the heading "Noninterest Income". The expense for the three and six month periods ended June 30, 2009 included a $14.9 million valuation allowance on deferred tax assets more than offsetting the tax benefit associated with the net operating loss for each period.

FINANCIAL CONDITION

Summary: In light of the persistent weak economic conditions, the Board of Directors has focused management's efforts on reducing its loan portfolio, including reducing exposure in higher loan concentration types, to improve its financial condition through improved liquidity and diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding. We have had success in the second quarter in each of these areas.

Total assets were $1.65 billion at June 30, 2010, a decrease of $180.4 million from $1.83 billion at December 31, 2009. The decrease reflected declines of $145.9 million in our loan portfolio, $109.0 million in available for sale securities, partially offset by an increase of $64.8 million in short-term investments. The decline in assets was primarily offset on the funding side of the balance sheet by a decline in deposits generated through brokers and the maturity of certain other borrowed funds.

Federal Funds Sold and Other Short Term Investments: The increase in federal funds sold and other short-term investments to $118.8 million at June 30, 2010 was primarily the result of proceeds obtained from the sale of investment securities as described more fully in this Item 2 under the heading "Noninterest Income". We expect to maintain higher than normal balances of these short term investments until conditions improve and more attractive investment opportunities emerge.

Securities Available for Sale: Securities available for sale were $20.1 million at June 30, 2010 compared to $129.1 million at December 31, 2009. The balance at June 30, 2010 primarily consisted of U.S. Treasury securities held for collateral purposes. As discussed above, the decrease was associated with the sale of $102.3 million of securities available for sale. As conditions improve, we expect to reinvest excess liquidity and selectively rebuild our investment portfolio to diversify our asset quality.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $145.9 million to $1.36 billion at June 30, 2010 compared to $1.51 billion at December 31, 2009. During the first six months of 2010, our residential mortgage, commercial and consumer loan portfolios decreased by $8.7 million, $125.2 million and $12.1 million, respectively.

In addition to the decline in the residential mortgage loan portfolio we saw a decline in the volume of mortgage loans originated for sale in the first six months of 2010 compared to the same period in 2009. Mortgage loans originated for sale were $22.2 million in the first six months of 2010 compared to $134.8 million for the same period in 2009. Mortgage interest rates declined in the first half of 2009, as the government responded to weak economic conditions to help spur stimulus into the residential home market. Accordingly, we experienced a significant increase in refinancing activity in the first quarter of 2009. Although mortgage interest rates remain low, purchase and refinancing activity continue to remain weak within the depressed economic environment. Accordingly, we expect this slower pace of mortgage loan origination and sales activity to continue throughout 2010.

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

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 77% of the total loan portfolio at June 30, 2010 and 78% at December 31, 2009. Residential mortgage and consumer loans comprised approximately 11% and 12%, respectively, of total loans at June 30, 2010 and 11% for both types at December 31, 2009.

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):
	June 30, 2010	December 31, 2009
Secured by residential real estate
Improved	$105,734	$115,269
Development	63,470	85,745
Vacant land	39,495	46,943
	208,699	247,957
Secured by nonresidential real estate (1)
Improved	474,582	491,214
Development	14,895	14,932
Vacant land	35,148	48,949
	524,625	555,095
Total commercial real estate	733,324	803,052
Total commercial and industrial	314,087	369,523

Total commercial loans	$1,047,411	$1,172,575

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 70% of the commercial loan portfolio at June 30, 2010 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and further by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant land loans are secured by raw land for which development has not yet begun.

Total commercial real estate loans declined $69.7 million since December 31, 2009. Each stage of development decreased as we continue to focus on reducing our real estate loan concentrations and balances. Commercial loans secured by residential real estate, the portfolio that has created the majority of stress within our loan portfolio, declined $39.2 million. The balance of loans secured by nonresidential real estate declined $30.5 million since December 31, 2009. We expect continued reductions throughout the remainder of 2010 in our real estate portfolios to maintain or improve our capital ratios and comply with the Consent Order.

The remaining commercial and industrial loan portfolio accounted for 30% of the commercial loan portfolio at June 30, 2010 and declined by $55.4 million since December 31, 2009 as a result of efforts to reduce the overall loan portfolio and from a decline in general business activity.

Our loan portfolio is reviewed regularly by our senior management, our loan officers, and an internal loan review team that is independent of our loan originators. An administrative loan committee consisting of senior management and seasoned lending and collections personnel meets monthly to manage our internal watch list and proactively manage high risk loans.

We remain focused on efforts to continue to reduce the commercial loan portfolio in order to improve our asset quality, reduce concentrations in certain loan types, maintain or improve our capital ratios and comply with the Consent Order. Initiatives intended to achieve these results are described in more detail in Item 1 of this report in Note 2 to the Consolidated Financial Statements.

When reasonable doubt exists concerning collectability of interest or principal of one of our loans, that loan is placed in non-accrual status. Any interest previously accrued but not collected is reversed and charged against current earnings.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2010, nonperforming assets totaled $143.8 million compared to $148.4 million at March 31, 2010 and $141.2 million at December 31, 2009. Despite the elevated levels, we experienced a decline in the balance of nonperforming assets since March 31, 2010. The relative level of new loans moving to a nonperforming status has also declined as our efforts to improve loan discipline and risk management practices began to take hold. During the first six months of 2010, we made strong progress in completing a full, independent re-evaluation of our commercial loan portfolio. At the same time, significant progress has been made to accelerate workout strategies with problem assets, including disposing of other real estate owned. Proceeds from sales of foreclosed properties were $10.6 million and $4.8 million resulting in a net loss of $218,000 for the six month period ended June 30, 2010 and a net gain of $109,000 for the six month period ended June 30, 2009.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. As of June 30, 2010, nonperforming loans totaled $95.1 million or 6.96% of total portfolio loans, compared to $102.5 million, or 7.13% of total portfolio loans, at March 31, 2010 and $103.9 million, or 6.88% of total portfolio loans, at December 31, 2009.

Loans for development or sale of 1-4 family residential properties were approximately $38.0 million, or 39.9% of total non-performing loans, at June 30, 2010 compared to $50.0 million, or 48.1% of total non-performing loans, at December 31, 2009. The remaining balance of non-performing loans at June 30, 2010 consisted of $43.4 million of commercial real estate loans secured by non-residential real estate, $10.4 million of commercial and industrial loans, and $3.3 million of consumer and residential mortgage loans.

Foreclosed assets totaled $48.7 million at June 30, 2010 compared to $37.2 million at December 31, 2009. Of the $48.7 million, there were 172 commercial real estate relationships totaling approximately $48.0 million. The remaining balance was comprised of 10 residential mortgage properties totaling approximately $713,000. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):
	June 30, 2010	December 31, 2009
Nonaccrual loans	$92,813	$95,725
Loans 90 days past due and still accruing	2,245	8,160
Total nonperforming loans (NPLs)	95,058	103,885
Foreclosed assets	48,672	37,184
Repossessed assets	81	124
Total nonperforming assets (NPAs)	143,811	141,193
Accruing restructured loans (ARLs) (1)	27,145	18,000
Total NPAs and ARLs	$170,956	$159,193

NPLs to total loans	6.96%	6.88%
NPAs to total assets	8.72%	7.71%

(1)

Comprised of approximately $14.2 million and $7.9 million of commercial loans and $13.0 million and $10.1 million of residential mortgage loans whose terms have been restructured at June 30, 2010 and December 31, 2009, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at June 30, 2010 was $56.3 million, an increase of $1.7 million compared to $54.6 million at December 31, 2009. The balance of the allowance for loan losses represented 4.12% of total portfolio loans and 59.21% of nonperforming loans at June 30, 2010 compared to 3.62% of total portfolio loans and 52.58% of nonperforming loans at December 31, 2009.

The general migration of loans to a lower risk grade in the first six months of 2010 coupled with an increase in our assessment of qualitative factors, including consideration for the volatility in our historical chargeoff experience, were the primary reasons for the increase of $3.4 million in general reserves at June 30, 2010 compared to December 31, 2009. Despite the downward migration in loan grades, the relative level of downgrades has declined based on improved loan risk management efforts described more fully in this Item 2 under the heading "Portfolio Loans and Asset Quality". This was offset partially by a $2.0 million reduction in specific reserves on impaired commercial loans primarily from chargeoffs associated with previous specific reserves. Allocations for mortgage and consumer loans increased by $263,000 due to increases in historical chargeoff experience.

The provision for loan losses and net charge-offs remained elevated during each quarter in 2009 and into the first quarter of 2010 as we have responded to the prolonged weakness in the economy and the resulting persistent and rapid decline in real estate valuations on properties securing real estate loans. Recent appraisals and market trends associated with real estate valuations have shown some stabilization in the relative decline in real estate values. Values, however, remain extremely low in comparison with historical values.

The provision for loan losses decreased $18.8 million to $1.8 million for the three months ended June 30, 2010 compared to $20.6 million for the same period of 2009. For the first six month periods, the provision decreased $9.7 million from $31.2 million in 2009 to $21.5 million in 2010. Net charge-offs were $6.3 million and $19.8 million, respectively, for the three and six months ended June 30, 2010 compared to $22.1 million and $31.8 million, respectively, in the same periods in 2009. The ratio of net charge-offs to average loans was 1.79% on an annualized basis for the second quarter of 2010 compared to 3.68% for the first quarter of 2010, 3.91% for the fourth quarter of 2009 and 5.26% for the second quarter of 2009.

We are encouraged by the reduced level of chargeoffs in the second quarter and the declining trend in net chargeoffs, but recognize that future chargeoffs and resulting provisions are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe that we are beginning to see some stabilization in the pace of decline in economic conditions and real estate markets. However, we expect it to take additional time for marked improvement in the economy and real estate markets to provide for a meaningful reduction in our non-performing and impaired loan levels.

Our allowance for loan losses was maintained at a level believed appropriate based upon our monthly assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance and related provision for loan losses relies on several key elements, which include specific allowances for loans considered impaired, general allowance for commercial loans not considered impaired based upon applying our loan rating system, and general allocations based on historical trends for homogeneous loan groups with similar risk characteristics.

Overall impaired loans decreased to $100.7 million at June 30, 2010 down from $111.7 million at March 31, 2010 and $101.9 million at December 31, 2009. The specific allowance for impaired loans decreased $1.8 million to $9.8 million or 9.72% of total impaired loans at June 30, 2010 compared to $11.6 million at December 31, 2009. The decline in impaired loans was primarily from transfers to other real estate owned more than offsetting new loans moving into an impaired status. As previously discussed in this Item 2 under the heading "Portfolio Loans and Asset Quality", this decline was consistent with a relative decline in the level of loans moving to a nonperforming status. Of the $100.7 million of impaired loans at June 30, 2010, $37.2 million had previously been charged down. Combined with the $9.8 million specific reserves at June 30, 2010, these loans have been written down 46.6%.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 12 month actual net chargeoff history as the base for our computation. The 12 month period ended June 30, 2010 reflected a sizeable decrease in net chargeoff experience compared to the 12 month period ended March 31, 2010 due to the volatility of chargeoffs between the periods. We addressed this volatility in the qualitative factor considerations applied in our allowance computation. Considering the change in our qualitative factors and the general migration of loans to a lower loan grade, which receive a higher general allocation, the commercial loan allowance increased to $43.9 million or 4.57% of the total loans within this portfolio at June 30, 2010 compared to $40.5 million at December 31, 2009.

Groups of homogeneous loans, such as residential real estate, open- and closed-end consumer loans, etc., receive allowance allocations based on loan type. As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The homogeneous loan allowance was $2.6 million at June 30, 2010 compared to $2.5 million at December 31, 2009. The increase was related to the increase in the 12 month historical chargeoff rate applied to both the residential mortgage and consumer loan portfolios.

The allowance allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

As discussed in Item 1 of this report in Notes 1 and 2 of the Consolidated Financial Statements, management continues to focus on additional efforts to accelerate the identification and disposition of problem assets. The Bank's Special Asset Group remains active at accelerating workout strategies and right-sizing troubled credits through debt restructuring. The Bank's Loan Review Department is focused on the evaluation of all credits upon renewal, inception, or modification, all credits upon request for downgrade or upgrade within the Bank's loan rating system and independently reviewing all commercial credits on an annual basis. These efforts, coupled with the impact of the lasting economic slowdown, may result in additional losses.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of June 30, 2010, there can be no assurance that all losses have been identified or that the allowance is sufficient.

Deposits and Other Borrowings: Because of the decline in assets during the first half of 2010, we were able to manage a decrease in some of our higher cost deposits. Total deposits decreased $103.6 million to $1.31 billion at June 30, 2010 compared to $1.42 billion at December 31, 2009. The decline was primarily due to a $93.2 million decrease in deposits generated through brokers. We expect our focus on reducing our assets, primarily loans, and our continued focus on maintaining and growing in-market deposits to allow us to fund upcoming maturities of brokered deposits. A maturity table of deposits issued through brokers may be found in Item 1 of this report in the Notes to the Consolidated Financial Statements in Note 7.

Of the remaining in-market deposits, we did experience a shift from interest bearing transaction accounts to noninterest bearing checking primarily from a decline in seasonal interest bearing balances of municipalities offset by an increase in commercial checking balances participating in the Transaction Account Guarantee Program. The stability of in-market deposits is particularly noteworthy considering the financial challenges we have experienced, the lack of economic expansion in western Michigan and the intense competition for core deposit growth in our markets. We believe the stability in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our expanding and sophisticated product line.

Other borrowed funds, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank advances, decreased $56.0 million during the year as a result of maturities of $30.0 million in securities sold under agreements to repurchase and $26.0 million in FHLB advances.

CAPITAL RESOURCES

Total shareholders' equity of $66.2 million at June 30, 2010 remained stable compared to March 31, 2010, and decreased $21.8 million compared to $88.0 million at December 31, 2009. The decrease was primarily from the $19.4 million net loss incurred in the first six months of 2010. The $19.4 million net loss for the year to date period consisted of the $21.1 million loss in the first quarter offset by the $1.7 million net income recognized in the second quarter of 2010.

At the holding company level, our total capital to risk-weighted assets was 8.8% at June 30, 2010 compared to 8.3% at March 31, 2010 and 9.2% at December 31, 2009. Our Tier 1 Capital as a percent of average assets was 5.3%, 4.8% and 6.0%, respectively at June 30, 2010, March 31, 2010 and December 31, 2009. These ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies to be categorized as "adequately capitalized". The ratios increased from the first quarter of 2010 from both a decline in risk weighted assets and the earnings for the most recent quarter. The ratios declined since the beginning of the year primarily because our overall operating losses during the first six months outpaced the benefits from the decline in asset levels. Approximately $22.4 million of the $40.0 million of trust preferred securities outstanding at June 30, 2010 qualified as Tier 1 capital. The remaining $17.6 million qualified as Tier II capital, a component of total risk-based capital.

We continued to suspend payments of cash dividends on our preferred stock during the quarter and until further action by the Board of Directors. During the period that we do not declare and pay cash dividends on our preferred stock, we may not declare and pay cash dividends on our common stock. During the quarter, we also continued to exercise our right to defer interest payments on our trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, we may not declare or pay any dividends on our common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Bank's capital ratios were categorized as "adequately capitalized" at June 30, 2010 and as of the date of this report. Within 90 days after the date of the Consent Order, the Bank was required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. We were unable to meet this deadline, but have made progress. The Written Agreement with the FRB also requires a capital plan, which we are in the process of developing. We are actively identifying and evaluating alternatives to increase our capital and bring the Bank's capital levels to those prescribed in the Consent Order. The Company is actively exploring alternatives to raise new capital. During the fourth quarter of 2009, we engaged an independent consulting firm to help us assess the risk in our loan portfolio, an important step in supporting our capital planning efforts. The Company's Board of Directors has evaluated the results of this assessment and is committed to the goal of returning the Bank's capital levels to those prescribed by the consent order. During 2010, the Company consulted with legal counsel regarding capital alternatives and recently engaged an investment banking firm to act as independent financial adviser to the Board of Directors in connection with the Company's strategic planning and capital raising analysis and consideration of possible alternatives, including various strategies to improve the Company's capital position.

LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the Federal Reserve Bank of Chicago's discount window, the Federal Home Loan Bank, federal funds purchased lines of credit and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above.

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

As described in Item 1 of this report in Note 1 of the Consolidated Financial Statements under the heading "Recent Business Developments - Deposit Gathering Activities," we are subject to certain deposit gathering restrictions, including our ability to accept, renew or rollover brokered deposits. Because of this, and in response to the volatile conditions in the national markets, we have actively pursued initiatives to further strengthen our liquidity position.

The Bank continued to make significant progress during the first six months of 2010 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on achieving a non-core funding dependency ratio below its peer group average. During the first six months of 2010, we reduced our loan portfolio by $145.9 million and correspondingly reduced our reliance on deposits generated through brokers by $93.2 million and other borrowed funds by $56.0 million. Since December 31, 2008, we have reduced our deposits generated through brokers by $224.5 million.

As identified in the maturity table of deposits issued through brokers in Item 1 of this report in Note 7 to the Consolidated Financial Statements, the Bank has an additional $113.3 million of brokered deposits outstanding at June 30, 2010, of which $100.0 million matures in the next twelve months. Further declines in the loan portfolio and total assets are planned for the remainder of 2010 and are expected to provide adequate funds to pay off the brokered deposits upon maturity. The Bank also held $118.8 million of liquid money market investments and had available borrowing capacity from correspondent banks of approximately $111.0 million as of June 30, 2010 to provide additional liquidity as needed.

In July 2010, the Company also received $18.1 million in federal income tax refunds from amended tax returns filed to carry back its net operating losses incurred from 2009 to earlier taxable years allowed by a change in tax law in late 2009 extending the carryback period from two to five years. Of this amount, the Bank received approximately $17.2 million and the Company received $871,000 improving the liquidity for both the Bank and the Company.

The Bank is also a participant in the Transaction Account Guaranty Program ("TAG") of the FDIC's Temporary Liquidity Guarantee Program which temporarily insures non-interest bearing deposits without limitation. On June 28, 2010, the FDIC adopted a final rule extending TAG for six months, through December 31, 2010, with the possibility of an additional extension not to exceed December 31, 2011 without further rulemaking. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased FDIC deposit insurance to $250,000 and extended unlimited FDIC deposit insurance to qualifying noninterest-bearing transaction accounts for two years beginning December 31, 2010. These events were positive developments for the Bank and have provided further stability in the Bank's in-market deposits.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends our banking subsidiary may declare to the Company in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. Throughout 2009 and for the first two quarters of 2010, the Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders. Under the Consent Order and the Written Agreement, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during the first two quarters of 2010 and until further action by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During the first two quarters of 2010, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

As discussed above, in July 2010, the Company received its $871,000 associated with the 2009 federal income tax refund for the Company, further improving the Company's liquidity position.

There have been no other events that have significantly changed the Company's liquidity position since December 31, 2009. Accordingly, the Company continues to believe it has a prudent liquidity plan to meet its cash-flow requirements during the remainder of 2010.
Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4:	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2010, the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.

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

The CEO and CFO had also concluded that the control deficiencies discussed above constituted a material weakness in internal control over financial reporting at December 31, 2009. Therefore, during their annual evaluation of disclosure controls, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective at December 31, 2009.

As disclosed in our Form 10-K, the Company implemented improved controls to remediate each of the deficiencies noted above. Through various remediation efforts, management has since determined that the internal controls were considered to be operating effectively as of June 30, 2010. Our external auditors will audit our remediated and improved controls in connection with their annual audit of our internal controls over financial reporting as of December 31, 2010 and their report will be included in our Annual Report on Form 10-K for the year ending December 31, 2010.

Our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls. The Company's management is committed to continuing efforts to improve the design and operation of the Company's disclosure controls, and internal control over financial reporting, including taking all steps believed necessary to remediate the material weakness identified above. During the period covered by this report, we have made the following changes in our internal control over financial reporting that will materially affect or are reasonably likely to materially affect our internal control over financial reporting:

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

The Loan Review function traditionally reported administratively through Credit Administration and functionally to the Board Loan Committee. Loan Review now reports functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and has expanded the department to include a Senior Loan Review Manager and additional resources. Under our new framework, all commercial loan risk ratings are required to be independently evaluated by our internal loan review function upon origination or renewal. In addition, commercial loans are required to be independently reviewed by our internal loan review function at least annually to monitor the accuracy and completeness of the watch list and all risk ratings.

During the first and second quarters of 2010, the Loan Review department independently evaluated all loans with balances over $500,000 originated or renewed during each quarter. In addition, the Loan Review department completed its independent review of the risk rating for each loan selected for review during the quarter, including the issuance of its report to the Audit Committee. The Loan Review department remains focused on completing its independent review of all commercial loan risk ratings.

At least quarterly, Loan Review issues a report to the Audit Committee which outlines the loans that were evaluated during that period. The report indicates the files reviewed and outlines any downgrades that were recommended or any credits that could not be graded due to missing information. The report also lists any credit file or documentation exceptions found.

•

It is the intent of the Loan Review department to finalize internal loan review reports in a timely manner. The second quarter loan review reports were completed, and reviewed and considered by management involved in the analysis of the allowance for loan losses as of June 30, 2010. As part of the new monthly analysis of the adequacy of the allowance for loan losses completed as of June 30, 2010, management involved in the allowance for loan loss analysis further communicated with other departments involved in managing credit quality, including Loan Review, to determine if there were any further trends regarding credit quality that should be included in its assessment of qualitative factors utilized in the allowance for loan loss analysis. These considerations were considered in the qualitative factor adjustments used in the allowance for loan losses analysis as of June 30, 2010 and believed to be appropriate. These additional controls will be completed on at least a quarterly basis and considered in the qualitative factor adjustments used in the allowance for loan losses analysis.

•	The loss emergence period of one year used as of June 30, 2010 was consistent with the updated period used as of December 31, 2009 and considered appropriate.

•

Qualitative factor adjustments used in the allowance for loan losses analysis were updated as of June 30, 2010 to be consistent with trends in the loan portfolio and were considered appropriate. These factors are updated on at least a quarterly basis to be consistent with trends in the loan portfolio incorporating input from senior management in accounting, loan review, lending, risk management and our market data committee.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which we or any of our subsidiaries are a party or of which any of our properties are the subject.

Item 1A.	Risk Factors.

The following discussion of risk factors updates the disclosure of risk factors included in Item 1A of our 2009 Form 10-K and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

The failure to comply with the Written Agreement could result in enforcement proceedings.

The Company is subject to a Written Agreement with the FRB. The future of the Company to comply with the terms of the Written Agreement could result in proceedings to enforce the Written Agreement. Such proceedings could result in removal of directors, officers, employees and institution affiliated parties, and the imposition of civil money penalties.

The recently enacted Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's and the Bank's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant, and could adversely impact the Company's results of operations, financial condition or liquidity.

Our independent auditor has included a going concern paragraph in its opinion on its audit of our consolidated financial statements.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant net losses in the first quarter of 2010 and six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of non-performing assets at the Bank. The losses for the six months of 2010 have caused the Bank's regulatory capital ratios to remain at levels categorized as "adequately capitalized", which in turn limits its ability to use certain funding sources, such as brokered deposits. As discussed in Item 1 of this report in Notes 1 and 2 to our consolidated financial statements, the Bank is under a regulatory consent order that requires among other provisions, higher levels of regulatory capital. The Bank did not meet the higher capital requirement within the timeframe in the Consent Order or at June 30, 2010 and is not expected to be in compliance with the regulatory capital requirements of the Consent Order by December 31, 2010 or beyond, without an external capital infusion. Failure to reduce the level of non-performing assets, higher costs to administer and dispose of those assets and comply with the consent order, limitations on funding sources, and failure to comply with higher regulatory capital requirements may result in additional enforcement actions. These factors, along with the other risk factors discussed in our 2009 Form 10-K and this report, create uncertainty about our ability to continue as a going concern. Our auditor has expressed the opinion, included in our 2009 Form 10-K, that these events raise substantial doubt about the Company's ability to continue as a going concern. Additional information about the Consent Order and the efforts we have undertaken to address the Consent Order and improve the operations, results of operations, and financial condition of Macatawa and the Bank is included in Item 1 of this report in Note 1 and Note 2 to the Consolidated Financial Statements contained in this report. Although our ability to successfully address all of these issues is not assured, management respectfully disagrees with the auditor's opinion that there is substantial doubt (versus uncertainty) about Macatawa's ability to continue as a going concern. These factors could result in a loss of confidence in the Bank by our customers, investors and the public, which loss of confidence could have a material adverse effect on our financial condition, results of operations and liquidity.

If the Company cannot raise additional capital to satisfy the capital levels required by the Consent Order in a timely fashion, then its ability to maintain its current level of assets and to further expand its operations through organic growth could be materially impaired. In addition, the Bank could become subject to an enforcement action.

Within 90 days after the date of the Consent Order, the Bank was required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. We are evaluating alternatives to reach and maintain the capital levels required by the Consent Order. We did not meet the timeline prescribed by the Consent Order for reaching the required capital levels. Achievement of these capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values. A failure to raise additional capital to satisfy the capital levels required by the Consent Order in a timely fashion could materially adversely affect our ability to maintain our current level of assets and to further expand our operations through organic growth. In addition, the Bank could become subject to an enforcement action. Additional information on the capital requirements applicable to the Bank may be found in Item 1 of our 2009 Form 10-K under the heading "Recent Business Developments", and is here incorporated by reference.

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. On July 21, 2010, the limit on FDIC coverage was permanently increased to $250,000. These developments have caused the premiums assessed to the Company by the FDIC to increase. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. In addition, a decline in the Bank's CAMELS ratings could subject the Company to increased FDIC insurance premiums. Potentially higher FDIC assessment rates could have an adverse impact on the Company's results of operations. The Company recognized expense associated with FDIC assessments totaling $2.5 million in the first six months of 2010 compared to $2.5 million for the same period in 2009.

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

As discussed in Item 9A of our 2009 Form 10-K, the Company received a letter from its independent auditor, Crowe Horwath LLP, which identified certain deficiencies in the Company's credit administration and allowance for loan losses process. Crowe Horwath LLP concluded that these control deficiencies constituted a "material weakness" in internal controls over financial reporting at December 31, 2009. The Chief Executive Officer and the Chief Financial Officer had also concluded that these control deficiencies constituted a "material weakness" in internal controls over financial reporting at December 31, 2009 and March 31, 2010. Crowe Horwath LLP has also audited and issued an unqualified opinion on the Company's financial statements as of and for years ending December 31, 2008 and 2009.

As discussed in Item 4 of this report, the Company implemented improved controls over financial reporting during the first two quarters of 2010 to remediate the deficiencies. Accordingly, at June 30, 2010, our CEO and CFO concluded that the Company's disclosure controls are operating effectively. Our external auditors will opine on the Company's remediated internal controls in connection with their annual audit of its internal controls over financial reporting with their report included in the Company's Annual Report on Form 10-K for the year ending December 31, 2010.

Although management believes that it has remediated these deficiencies, any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

Other than as set forth above, there have been no other material changes in the risk factors applicable to the Company from those disclosed in our 2009 Form 10-K.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable
Item 3.	Defaults Upon Senior Securities.

None.
Item 5.	Other Information.

The Company previously disclosed that it expected to enter into a Written Agreement with the FRB. The Company has formally entered into a Written Agreement with the FRB. The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010. Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval. The Company is requesting approval from the FRB to continue making interest payments on its $1.65 million in outstanding subordinated debt and is continuing to accrue interest amounts due.

The information under this item is a summary only and is qualified in its entirety by reference to the Written Agreement, which is attached as Exhibit 10.1 to this report and is here incorporated by reference.

Item 6.	Exhibits.

3.1

Restated Articles of Incorporation. Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 3.1. Here incorporated by reference.

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

10.1	Written Agreement with the Federal Reserve Bank of Chicago.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MACATAWA BANK CORPORATION

/s/ Ronald L. Haan
Ronald L. Haan Chief Executive Officer (Principal Executive Officer)

/s/ Jon W. Swets
Jon W. Swets Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  July 29, 2010

EXHIBIT INDEX
Exhibit	Description

3.1

Restated Articles of Incorporation. Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 3.1. Here incorporated by reference.

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

10.1	Written Agreement with the Federal Reserve Bank of Chicago.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350.