Form 10-Q
period 2010-09-30
MACATAWA BANK CORP
filed 2010-10-28
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,680,213 shares of the Company's Common Stock (no par value) were outstanding as of October 21, 2010.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probably" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, future asset dispositions, adequacy of our capital, future capital levels, capital raising activities, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to continue as a going concern, our ability to comply with our Consent Order and Written Agreement, the effects on earnings of changes in interest rates and the future level of other revenue sources. All statements with references to future time periods are forward-looking. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to fully comply with our Consent Order and Written Agreement, raise capital, improve regulatory capital ratios, successfully implement new programs and initiatives, increase efficiencies, address regulatory issues, improve internal controls over financial reporting, maintain our current level of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. Failure to comply with the agreements in our Consent Order and our Written Agreement could result in further regulatory action, which could have a material adverse effect on Macatawa Bank and Macatawa Bank Corporation, its shareholders and Macatawa Bank. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extend, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 and in "Part II - Item 1A - Risk Factors" of this report. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of
	Results of Operations and Financial Condition	26

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	41

	Item 4.
	Controls and Procedures	42

Part II.	Other Information:

	Item 1.
	Legal Proceedings	44

	Item 1A.
	Risk Factors	44

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 3.
	Defaults Upon Senior Securities	46

	Item 5.
	Other Information	46

	Item 6.
	Exhibits	47

Signatures		49

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 (unaudited) and December 31, 2009

(dollars in thousands)	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$36,889	$24,687
Federal funds sold and other short-term investments	161,749	54,062
Cash and cash equivalents	198,638	78,749

Securities available for sale, at fair value	20,128	129,090
Securities held to maturity (fair value 2010 - $84, 2009 - $421)	83	414
Federal Home Loan Bank stock	12,275	12,275
Loans held for sale, at fair value	7,751	649
Total loans	1,278,298	1,510,816
Allowance for loan losses	(52,192)	(54,623)
Net loans	1,226,106	1,456,193

Premises and equipment - net	57,549	61,015
Accrued interest receivable	3,885	6,460
Bank-owned life insurance	24,848	24,395
Other real estate owned	53,982	37,183
Other assets	6,150	23,749
Total assets	$1,611,395	$1,830,172

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$249,364	$221,470
Interest-bearing	1,030,346	1,194,867
Total deposits	1,279,710	1,416,337
Other borrowed funds	216,336	278,023
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	5,469	4,933
Total liabilities	1,544,403	1,742,181

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized; Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at September 30, 2010 and December 31, 2009	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding at September 30, 2010 and December 31, 2009	2,560	2,560
Common stock, no par value, 40,000,000 shares authorized; 17,680,211 and 17,698,108 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	167,289	167,183
Retained deficit	(133,489)	(114,800)
Accumulated other comprehensive income	28	2,444
Total shareholders' equity	66,992	87,991
Total liabilities and shareholders' equity	$1,611,395	$1,830,172

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2010 and 2009 (unaudited)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Interest income
Loans, including fees	$18,227	$21,737	$56,674	$67,581
Securities	21	1,539	1,794	4,986
FHLB Stock	46	99	168	291
Federal funds sold and other short-term investments	150	159	283	331
Total interest income	18,444	23,534	58,919	73,189

Interest expense
Deposits	4,024	7,317	14,123	24,399
Debt and other borrowed funds	1,983	3,023	6,513	9,402
Total interest expense	6,007	10,340	20,636	33,801

Net interest income	12,437	13,194	38,283	39,388
Provision for loan losses	550	21,580	22,060	52,740

Net interest income (loss) after provision for loan losses	11,887	(8,386)	16,223	(13,352)

Noninterest income
Service charges and fees	1,097	1,205	3,225	3,644
Net gains on mortgage loans	345	153	925	2,276
Trust fees	695	948	2,382	2,865
Gain on sales of securities	0	0	2,715	0
ATM and debit card fees	962	831	2,762	2,373
Other	627	497	1,507	2,023
Total noninterest income	3,726	3,634	13,516	13,181

Noninterest expense
Salaries and benefits	5,546	6,162	16,550	18,537
Occupancy of premises	1,026	1,078	3,067	3,290
Furniture and equipment	854	1,010	2,723	3,056
Legal and professional	343	403	1,503	1,035
Marketing and promotion	214	226	643	678
Data processing	272	530	946	1,492
ATM and debit card processing	275	327	850	997
Bond and D&O insurance	556	137	1,658	406
FDIC assessment	1,232	1,030	3,682	3,509
Losses on repossessed and foreclosed properties	1,418	672	5,933	2,566
Administration and disposition of problem assets	1,802	2,456	5,286	5,160
Trade Partners litigation settlement	0	0	0	5,533
Other	1,372	1,700	4,284	5,217
Total noninterest expenses	14,910	15,731	47,125	51,476

Income (loss) before income tax	703	(20,483)	(17,386)	(51,647)
Income tax expense (benefit)	0	(600)	1,303	2,786

Net income (loss)	703	(19,883)	(18,689)	(54,433)
Dividends declared on preferred shares	0	991	0	2,869
Net income (loss) available to common shares	$703	$(20,874)	$(18,689)	$(57,302)

Basic earnings (loss) per common share	$0.04	$(1.18)	$(1.06)	$(3.30)
Diluted earnings (loss) per common share	$0.04	$(1.18)	$(1.06)	$(3.30)
Cash dividends per common share	NA	NA	NA	NA

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2010 and 2009
(unaudited)

(dollars in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Net income (loss)	$703	$(19,883)	$(18,689)	$(54,433)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on securities available for sale	4	1,476	(651)	353

Less: reclassification adjustment for gains recognized in earnings, net of tax	0	0	1,765	0
Other comprehensive income (loss), net of tax	4	1,476	(2,416)	353

Comprehensive income (loss)	$707	$(18,407)	$(21,105)	$(54,080)

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2010 and 2009
(unaudited)

(dollars in thousands, except per share data)	Preferred Stock		Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Series A	Series B

Balance, January 1, 2009	$30,637	$ 0	$164,327	$ (48,289)	$2,538	$149,213

Net loss for nine months ended September 30, 2009				(54,433)		(54,433)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale					353	353
Comprehensive loss						(54,080)

Preferred stock issuance costs	(33)	(40)				(73)

Issued 2,600 shares of preferred stock		2,600				2,600

Issued 538,386 shares of common stock			1,650			1,650

Common stock warrants issued			806			806

Stock compensation expense			427			427

Cash dividends declared on preferred shares				(2,869)		(2,869)

Balance, September 30, 2009	$30,604	$2,560	$167,210	$ (105,591)	$2,891	$97,674

Balance, January 1, 2010	$30,604	$2,560	$167,183	$(114,800)	$2,444	$ 87,991

Net loss for nine months ended September 30, 2010				(18,689)		(18,689)

Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale					(2,416)	(2,416)
Comprehensive loss						(21,105)

Stock compensation expense			106			106

Balance, September 30, 2010	$30,604	$2,560	$167,289	$(133,489)	$ 28	$ 66,992

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2010 and 2009 (unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities
Net loss	$(18,689)	$(54,433)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,201	2,780
Stock compensation expense	106	427
Stock warrant expense	0	806
Provision for loan losses	22,060	52,740
Deferred tax asset valuation allowance	7,847	21,694
Origination of loans for sale	(56,066)	(149,749)
Proceeds from sales of loans originated for sale	49,884	151,412
Net gains on mortgage loans	(925)	(2,276)
Gain on sales of securities	(2,715)	0
Write-down of other real estate	5,729	2,402
Net (gain) loss on sales of other real estate	167	(113)
Decrease (increase) in accrued interest receivable and other assets	13,395	(10,582)
Increase in Bank-owned life insurance	(453)	(520)
Increase in accrued expenses and other liabilities	572	(1,538)
Net cash from operating activities	23,113	13,050

Cash flows from investing activities
Loan originations and payments, net	173,481	151,960
Purchases of securities available for sale	(18,973)	(12,081)
Proceeds from:
Maturities and calls of securities available for sale	21,625	55,334
Maturities and calls of securities held to maturity	277	1,136
Sales of securities available for sale	105,553	0
Principal paydowns on securities	86	88
Sales of other real estate	13,527	6,055
Additions to premises and equipment	(486)	(721)
Net cash from investing activities	295,090	201,771

Cash flows from financing activities
Net decrease in deposits	(136,627)	(119,450)
Proceeds from other borrowed funds	90,000	65,000
Repayments of other borrowed funds	(151,687)	(61,767)
Proceeds from issuance of subordinated debt	0	1,650
Cash dividends paid on common shares	0	0
Cash dividends paid on preferred shares	0	(2,747)
Net proceeds from issuance of preferred stock	0	2,527
Proceeds from issuance of common stock	0	1,650
Net cash from financing activities	(198,314)	(113,137)
Net change in cash and cash equivalents	119,889	101,684
Cash and cash equivalents at beginning of period	78,749	68,284
Cash and cash equivalents at end of period	$198,638	$169,968

Supplemental cash flow information
Interest paid	$20,239	$35,822
Income taxes paid	0	0
Supplemental noncash disclosures:
Transfers from loans to other real estate	34,546	22,247
Transfers from fixed assets to other real estate	1,676	0
Preferred stock dividends accrued, paid in subsequent quarter	0	939

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

The Company owns all of the common stock of Macatawa Statutory Trust I and Macatawa Statutory Trust II. These are grantor trusts that issued trust preferred securities and are not consolidated with the Company under accounting principles generally accepted in the United States of America.

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

Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards: In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 ). This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of this standard on January 1, 2010 had no impact on our results of operations or financial position.

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

Recent Business Developments:

Consent Order with Macatawa Bank and its Regulators

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 (our "2009 Form 10-K"), on February 22, 2010, Macatawa Bank entered into a Consent Order (the "Consent Order") with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR"), the primary banking regulators of the Bank. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFIR. The requirements of the Consent Order are summarized in our 2009 Form 10-K.

The Bank has already addressed or taken steps to address, many of the requirements of the Consent Order and continues to develop a comprehensive plan to address all of the requirements of the Consent Order. These steps are discussed further in Note 2.

Written Agreement with Macatawa and its Regulator

The Company has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB"). The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010. Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval. The Company requested and received approval from the FRB to make its third quarter interest payments on its $1.65 million in outstanding subordinated debt. The Company intends to request approval from the FRB to make future interest payments on this subordinated debt and is continuing to accrue the interest amounts due. The Company requested a 60 day extension to submit a written capital plan to the FRB.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restrictions on Deposit Gathering Activities

During 2009, the Bank's regulatory capital ratios fell below levels required to be categorized as "well capitalized" under applicable regulatory guidelines. As of September 30, 2010, the Bank was categorized as "adequately capitalized" under regulatory guidelines. In addition, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As a result, the Bank is subject to the following restrictions regarding its deposit gathering activities:
•

Effective January 1, 2010, the interest rates paid for deposits by institutions that are categorized as less than "well capitalized" are limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average. During the first quarter of 2010, the Company received notification from the FDIC that the prevailing rates in our market area exceeded the national average. Accordingly, the interest rates paid for deposits by the Bank are limited to 75 basis points above the average rate for similar products within our market area. Although this may impact our ability to compete for more rate sensitive deposits, we expect to continue to reduce our need to utilize rate sensitive deposits.

•

The Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The Bank has not accepted or renewed brokered deposits since November of 2008. A maturity table of deposits issued through brokers is included in Note 7. The Bank expects it will be able to fund maturing brokered deposits under its current liquidity contingency program.

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

We recognize a tax position as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. We recognize interest and penalties related to income tax matters in income tax expense.

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider all relevant positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.

As of January 1, 2010, we no longer have the ability to carryback losses to prior years. The realization of our deferred tax assets is largely dependent on generating income in future years. At September 30, 2010, the need to maintain a full valuation allowance was based primarily on our net operating loss for the first nine months of 2010 and the challenging environment currently confronting banks that could impact our ability to generate future earnings. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. We recorded income tax expense of $1.3 million for the first nine months of 2010 primarily related to a reclassification of other comprehensive income for gains recognized in earnings associated with the sale of our investment securities as described in Note 3.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF REGULATORY AGREEMENTS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances as discussed in our 2009 Form 10-K and in Note 1 create uncertainty about our ability to continue as a going concern. As discussed below, we have made progress during the first nine months of 2010 in addressing many of the concerns identified and remain focused on continuing to address these issues as we progress through the remainder of 2010. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We recorded net losses to common shareholders of $66.5 million and $39.7 million for the years ended December 31, 2009 and 2008. In the first quarter of 2010 we recorded $21.1 million in net losses. The second and third quarters of 2010 reflected improved performance with net income of $1.7 million and $703,000, respectively, for a year to date net loss of $18.7 million. The losses were largely driven by losses from the loan portfolio. During 2009 and 2008, we recorded provisions for loan losses of $74.3 million and $37.4 million, respectively, and we have recorded $22.1 million in provisions for loan losses in the first nine months of 2010. Total nonperforming assets amounted to $138.6 million at September 30, 2010 compared to $141.2 million at December 31, 2009 and $112.1 million at December 31, 2008. The levels of nonperforming assets remained elevated throughout 2009 and the first nine months of 2010 as the persistently weak economic conditions continued to impact many of our commercial loan customers. Our residential developer customers continued to be the segment impacted most severely. While some of the recent economic information is encouraging, the local economy remains weak as evidenced by continued elevated unemployment levels. These conditions are expected to continue to put pressure on loan customers.

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

These steps include the following:

•

Board Oversight. The Audit and Compliance Committees of the Board now both meet monthly to monitor, among other items, the new lending and compliance procedures. The Board also restructured the reporting lines for departments involved in managing activities involved in the lending function. The Special Asset Group responsible for the disposition of problem assets, the Credit Administration department responsible for implementation of loan policy and credit monitoring, and the Risk Management Department are led by qualified officers who report directly to the Audit Committee. The Board has taken steps intended to ensure that all necessary resources are allocated to ensure compliance and to allow the Bank to work out of its problem loans and assets.

•

Plan to Reduce Substandard Assets. We recognize the need to reduce our risk position related to substandard assets. We have implemented specific plans for each asset identified as substandard. We have been achieving reductions in a variety of ways, including collecting, upgrading (when appropriate and independently verified), right-sizing, or improving the quality of the assets. The ultimate objective is to return the amount of these assets to an acceptable level. The Company also recognizes that the downturn in real estate values may be sustained and it must regularly reevaluate every classified loan. The economic environment has a direct impact on the market and all classified loans will be re-evaluated regularly as the circumstances surrounding each asset evolve. The specific plans are reviewed and approved by the Audit and Compliance Committees at monthly meetings.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF REGULATORY AGREEMENTS (Continued)
•

Concentration Reduction. We have implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for our loan losses. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank.

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

•

Loan Policies and Procedures. Loan policy and underwriting guidelines were significantly enhanced in 2009 and have been reassessed for compliance with regulatory requirements and disciplined business practices. Improvements have been made to the Appraisal Policy, Commercial Loan Policy, Environmental Risk Policy, Consumer Loan Policy, Loan Loss Reserve Policy, Non-Accrual and Charged-Off Loan Policy, Real Estate Loan Policy and Loan Review Policy. Further enhancements to the control framework will be evaluated on an ongoing basis.

The second and third quarters of 2010 reflect progress made in implementing these plans. Nonperforming loans have decreased from $103.9 million at December 31, 2009 to $95.1 million at June 30, 2010 and $84.4 million at September 30, 2010. The commercial loan portfolio has decreased to $973.6 million at September 30, 2010 from $1.17 billion at December 31, 2009, with a $57.8 million reduction in residential secured commercial loans. Net chargeoffs on loans have improved during 2010. Net chargeoffs were $13.6 million in the first quarter 2010, $6.3 million in the second quarter 2010 and $4.6 million in the third quarter 2010. For the nine months ended September 30, 2010, net chargeoffs were $24.5 million, compared to $43.0 million for the same period in 2009.

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

The Consent Order requires the Bank to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. At September 30, 2010, the Bank's Tier 1 Leverage Capital Ratio was 6.6% and the Total Risk Based Capital Ratio was 9.2%, which qualify the Bank to be classified as "adequately capitalized" under applicable regulatory capital standards. In order to comply with the requirements of the Consent Order, the Bank would have needed a capital injection of approximately $23.8 million as of September 30, 2010. As of March 31, 2010, the first reporting date subsequent to the effective date of the Consent Order, the needed capital injection was approximately $43.2 million. The needed capital injection has decreased $19.4 million from March 31, 2010 to September 30, 2010 through a combination of planned asset reductions and stabilized earnings within this six month time period. No conditions or events have come to the attention of management since September 30, 2010 through the date of filing this report that cause management to believe that the amount needed has materially changed.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES AND REQUIREMENTS OF REGULATORY AGREEMENTS (Continued)

We are evaluating alternatives to reach and maintain the capital levels required by the Consent Order. Achievement of these capital levels could be impacted, positively or negatively, by various uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality, property values and the receptiveness of capital markets to new capital offerings of Macatawa.

Strategies to increase the Bank's capital ratios in order to comply with the capital requirements of the Consent Order include reducing operating costs, shrinking assets of the Bank without weakening its liquidity position, preserving capital through suspension of dividends, and raising additional capital.

Following is more information regarding these strategies:
•

Earnings improvements. Steps to reduce expenses have already resulted in the removal of approximately $9 million from the Bank's annualized operating costs. During the first nine months of 2010, noninterest expenses, excluding nonperforming asset costs and FDIC assessments, were at their lowest quarterly levels in over two years. The management team remains active at exploring on-going cost reduction opportunities as the Bank continues to "right-size" its operation.

•

Suspension of dividends: The Bank did not pay dividends to the Company during 2009 or in the first nine months of 2010. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and interest on its trust preferred securities. To preserve Bank capital, the Company continued the suspension of dividend payments on common and preferred stock and the deferral of interest payments on trust preferred securities during the first nine months of 2010.

•

Asset Reduction. Total assets were reduced by $319.2 million to $1.83 billion at December 31, 2009 from $2.15 billion at December 31, 2008 and further reduced to $1.61 billion at September 30, 2010. The decrease in total assets was largely from a reduction in our loan portfolio from efforts to reduce concentration in certain loan types. We are implementing a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank. We expect further asset reductions in these areas for the remainder of 2010 as we continue to execute this plan.

•

Capital Raising. We earlier increased our capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. During the second and third quarters of 2009, we increased our capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt. During the fourth quarter of 2009, we engaged an independent consulting firm to help us assess the risk in our loan portfolio, an important step in supporting our capital planning efforts. The Company's Board of Directors has evaluated the results of this assessment and is committed to the goal of returning the Bank's capital levels to those prescribed by the Consent Order. During 2010, the Company consulted with legal counsel regarding capital alternatives and engaged an investment banking firm to act as independent financial adviser to the Board of Directors in connection with the Company's strategic planning and capital raising analysis and consideration of possible alternatives, including various strategies to improve the Company's capital position.

The Company has formally entered into a Written Agreement with the FRB. The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010. See Note 1 for additional information about the Written Agreement.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):
September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
U.S. Treasury and federal agency securities	$19,086	$7	$0	$19,093
Other equity securities	1,000	35	0	1,035
	$20,086	$42	$0	$20,128
Held to Maturity:
State and municipal bonds	$83	$1	$0	$84
	$83	$1	$0	$84
December 31, 2009
Available for Sale:
U.S. federal agency securities	$69,372	$1,738	$0	$71,110
State and municipal bonds	49,711	2,055	(32)	51,734
Corporate bonds	5,247	8	(10)	5,245
Other equity securities	1,000	1	0	1,001
	$125,330	$3,802	$(42)	$129,090
Held to Maturity:
State and municipal bonds	$414	$7	$0	$421
	$414	$7	$0	$421

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

There were no sales of securities in the three month period ended September 30, 2010 nor in the three and nine month periods ended September 30, 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - SECURITIES (Continued)

Contractual maturities of debt securities at September 30, 2010 were as follows (dollars in thousands):
	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$83	$84	$18,989	$18,992
Due from one to five years	0	0	0	0
Due from five to ten years	0	0	20	22
Due after ten years	0	0	77	79

	$83	$84	$19,086	$19,093

There were no securities with unrealized losses at September 30, 2010.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, Investments - Debt and Equity Instruments. Management determined that there were no securities with OTTI at September 30, 2010.

NOTE 4 - LOANS

Loans were as follows (in thousands):
	September 30, 2010	December 31, 2009

Commercial - residential secured	$190,206	$247,957
Commercial - nonresidential secured	497,444	555,095
Total commercial real estate	687,650	803,052
Commercial and industrial	285,924	369,523
Total commercial	973,574	1,172,575
Residential mortgage	145,666	163,074
Consumer	159,058	175,167
Total loans	1,278,298	1,510,816
Allowance for loan losses	(52,192)	(54,623)
	$1,226,106	$1,456,193

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - LOANS (Continued)

Activity in the allowance for loan losses was as follows (in thousands):
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Balance at beginning of period	$56,286	$37,621	$54,623	$38,262
Provision for loan losses	550	21,580	22,060	52,740
Charge-offs	(5,113)	(11,758)	(26,200)	(44,380)
Recoveries	469	606	1,709	1,427
Balance at end of period	$52,192	$48,049	$52,192	$48,049

Impaired loans were as follows at period end (dollars in thousands):
	September 30, 2010	December 31, 2009

Impaired commercial loans with no allocated allowance	$41,850	$43,073
Impaired loans with allocated allowance for loan losses:
Impaired commercial loans	40,750	48,298
Mortgage loans modified under troubled debt restructuring	13,339	10,536
	54,089	58,834

Total impaired loans	$95,939	$101,907

Amount of the allowance for loan losses allocated	$9,245	$11,636

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Average of impaired loans during the period	$105,364	$100,686
Interest income recognized during impairment	1,152	2,051
Cash received for interest during impairment	1,825	1,874

Included in impaired loans are accruing loans whose terms have been modified under troubled debt restructuring. These loans totaled $23.9 million at September 30, 2010 and $18.0 million at December 31, 2009.

Nonperforming loans were as follows at period-end (dollars in thousands):
	September 30, 2010	December 31, 2009

Loans past due over 90 days still on accrual	$1,057	$8,160
Nonaccrual loans	83,391	95,725
	$84,448	$103,885

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):
	September 30, 2010	December 31, 2009

Other real estate owned, initial balanced transferred in	$62,351	$41,987
Less: valuation allowance	(8,369)	(4,804)
	$53,982	$37,183

Activity in the valuation allowance was as follows (dollars in thousands):
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Beginning balance	$7,951	$2,963	$4,804	$1,619
Additions charged to expense	1,465	547	5,729	2,402
Deletions upon disposition	(1,047)	(289)	(2,164)	(800)
Ending balance	$8,369	$3,221	$8,369	$3,221

Net realized gains on sales of other real estate were $50,000 for the three month period ended September 30, 2010. For the nine month period ended September 30, 2010, the Company had net realized losses on sales of other real estate of $167,000. Net realized gains on sales of other real estate were $4,000 and $113,000 for the three and nine month periods ended September 30, 2009.

Included in other real estate owned at September 30, 2010 is $1.7 million related to a property acquired in a prior year for future bank expansion into Grand Rapids. The Company has changed its plans related to this property and now has a signed purchase agreement and expects a sale of this property to close in the fourth quarter of 2010. As a result, this property has been transferred from fixed assets to other real estate owned at September 30, 2010. The Company expects to realize a gain on the sale of this property.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
September 30, 2010
U.S. Treasury and federal agency securities	$19,093	$0	$19,093	$0
Other equity securities	1,035	0	1,035	0
Loans held for sale	7,751	0	7,751	0

December 31, 2009
U.S. federal agency securities	$71,110	$0	$71,110	$0
State and municipal bonds	51,734	0	51,734	0
Corporate bonds	5,245	0	5,245	0
Other equity securities	1,001	0	1,001	0
Loans held for sale	649	0	649	0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
September 30, 2010
Impaired loans	$43,427	$0	$0	$43,427
Other real estate owned	44,141	0	0	44,141

December 31, 2009
Impaired loans	$69,141	$0	$0	$69,141
Other real estate owned	36,660	0	0	36,660

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2010 and December 31, 2009 (dollars in thousands).
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$198,638	$198,638	$78,749	$78,749
Securities held to maturity	83	84	414	421
FHLB stock	12,275	N/A	12,275	N/A

Loans	1,278,298	1,280,773	1,510,816	1,503,789
Less: allowance for loan losses	(52,192)	(52,192)	(54,623)	(54,263)
Loans, net of allowance	1,226,103	1,228,581	1,456,193	1,449,526

Accrued interest receivable	3,885	3,885	6,460	6,460

Financial liabilities
Deposits	(1,279,710)	(1,286,332)	(1,416,337)	(1,423,929)
Other borrowed funds	(216,336)	(220,412)	(278,023)	(281,433)
Long-term debt	(41,238)	(34,463)	(41,238)	(34,313)
Subordinated debt	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	(2,325)	(2,325)	(1,928)	(1,928)

Off-balance sheet credit-related items
Loan commitments	0	0	0	0

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):
	September 30, 2010	December 31, 2009

Noninterest-bearing demand	$249,364	$221,470
Interest bearing demand	232,024	268,011
Savings and money market accounts	309,010	308,928
Certificates of deposit	489,312	617,928
	$1,279,710	$1,416,337

Approximately $225.9 million and $356.4 million in certificates of deposit were in denominations of $100,000 or more at September 30, 2010 and December 31, 2009, respectively.

Brokered deposits totaled approximately $66.8 million and $206.5 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, brokered deposits had interest rates ranging from 3.75% to 4.55%. At September 30, 2010, maturities for brokered deposits were as follows (in thousands):
Due in one year or less	$63,177
Due from one to two years	3,656
Due from two to three years	0
$66,833

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Note 1 under the heading "Recent Business Developments."

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and securities sold under agreements to repurchase.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2010
Single maturity fixed rate advances	$ 180,000	November 2010 to November 2013	2.42%
Putable advances	11,000	October 2010 to December 2010	5.55%
Amortizable mortgage advances	15,336	March 2018 to July 2018	3.77%
	$ 206,336

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2009
Single maturity fixed rate advances	$ 195,000	January 2010 to December 2012	2.79%
Putable advances	26,000	March 2010 to December 2010	5.79%
Amortizable mortgage advances	17,023	March 2018 to July 2018	3.77%
	$ 238,023

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - OTHER BORROWED FUNDS (Continued)

Each advance is subject to a prepayment penalty if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. Putable advances are fixed rate advances that can be changed to a variable rate at the option of the FHLB. If the FHLB exercises that option, these advances may be repaid without penalty. These advances were collateralized by residential and commercial real estate loans totaling $435.1 million under a physical loan collateral delivery arrangement at September 30, 2010, and by residential and commercial real estate loans totaling $607.4 million under a specific loan collateral arrangement at December 31, 2009.

Scheduled repayments of FHLB advances as of September 30, 2010 were as follows (in thousands):
2010	$51,000
2011	46,733
2012	66,781
2013	31,831
2014	1,884
Thereafter	8,107
$206,336

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repo borrowings") are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities with a carrying amount of approximately $12.0 million and $44.1 million at September 30, 2010 and December 31, 2009, respectively. At maturity, the securities underlying the arrangements are returned to the Company.

At period-end, repo borrowings were as follows (dollars in thousands):
Principal Terms	Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2010
Fixed rate borrowings	$ 10,000	November 2010	4.28%

December 31, 2009
Fixed rate borrowings	$ 40,000	March 2010 to November 2010	4.62%

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three and nine month periods ended September 30, 2010 and 2009 is as follows (dollars in thousands, except per share data):
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Net income (loss)	$703	$(19,883)	$(18,689)	$(54,433)
Dividends declared on preferred shares	0	991	0	2,869
Net income (loss) available to common shares	$703	$(20,874)	$(18,689)	$(57,302)

Weighted average shares outstanding, including participating stock awards - Basic	17,677,284	17,669,440	17,688,545	17,365,840
Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Weighted average shares outstanding - Diluted	17,677,284	17,669,440	17,688,545	17,365,840

Basic earnings (loss) per common share	$0.04	$(1.18)	$(1.06)	$(3.30)
Diluted earnings (loss) per common share (1)	0.04	(1.18)	(1.06)	(3.30)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and is ignored in the diluted per common share calculation.

Stock options for 748,921 shares of common stock for both the three and nine month periods ended September 30, 2010, respectively, were not considered in computing diluted earnings (loss) per common share because they were anti-dilutive. Stock options for 960,571 shares of common stock for both the three and nine month periods ended September 30, 2009, respectively, were not considered in computing diluted earnings (loss) per common share because they were anti-dilutive. Potential common shares associated with convertible preferred stock were excluded from dilutive potential common shares as they were anti-dilutive.

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

The prompt corrective action regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is only adequately capitalized, regulatory approval is required to, among other things, accept, renew or roll-over brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required.

At September 30, 2010 and December 31, 2009, actual capital levels and minimum required levels were (in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010
Total capital (to risk weighted assets)
Consolidated	$125,214	9.3%	$107,623	8.0%	N/A	N/A	N/A	N/A
Bank	124,089	9.2	107,580	8.0	134,475	10.0%	$147,922	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	88,384	6.6	53,812	4.0	N/A	N/A	N/A	N/A
Bank	106,820	7.9	53,790	4.0	80,685	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	88,384	5.4	65,342	4.0	N/A	N/A	N/A	N/A
Bank	106,820	6.6	65,243	4.0	81,554	5.0	130,487	8.0

December 31, 2009
Total capital (to risk weighted assets)
Consolidated	$147,162	9.2%	$127,496	8.0%	N/A	N/A
Bank	144,301	9.1	127,357	8.0	$159,196	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	113,549	7.1	63,748	4.0	N/A	N/A
Bank	123,972	7.8	63,678	4.0	95,517	6.0
Tier 1 capital (to average assets)
Consolidated	113,549	6.0	75,559	4.0	N/A	N/A
Bank	123,972	6.6	75,448	4.0	94,311	5.0

Approximately $22.1 million and $28.4 million of trust preferred securities outstanding at September 30, 2010 and December 31, 2009, respectively, qualified as Tier 1 capital. Refer to our 2009 Form 10-K for more information on the trust preferred securities.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

The Bank was categorized as "adequately capitalized" at September 30, 2010 and at December 31, 2009. Because the Bank is subject to the Consent Order, it cannot be categorized as "well capitalized", regardless of actual capital levels. No conditions or events have come to the attention of management since September 30, 2010 through the date of filing this report that cause management to believe that the Bank has changed its capital category.

Because the Bank was categorized as "adequately capitalized" at September 30, 2010, it is subject to certain restrictions on its deposit gathering activities as further described in Note 1.

As part of the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. While the Bank was not in compliance with these required ratio levels at September 30, 2010, the Board of Directors and management remain committed to reaching these ratio levels and are in the process of identifying and evaluating different capital-raising alternatives. The Consent Order also prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. Under Michigan law, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $41.1 million at September 30, 2010.

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

At September 30, 2010, we had total assets of $1.61 billion, total loans of $1.28 billion, total deposits of $1.28 billion and shareholders' equity of $67.0 million. During the third quarter of 2010, we recognized net income of $703,000 compared to a net loss of $20.9 million in the third quarter of 2009. This represents two consecutive quarters of profitability following six consecutive quarters of net losses. As described more fully below, a meaningful reduction in charge-offs and nonperforming loans supported by new and more disciplined lending and loan risk management practices led to a significant reduction in loan loss provisions for the most recent quarter. For the nine month periods ended September 30, 2010 and 2009, we recognized net loss available to common shares of $18.7 million and $57.3 million, respectively. The weak local and national economic conditions that have persisted over the past few years have contributed to the 2010 operating loss and the $38.9 million and $63.6 million of annual operating losses reported by us during 2008 and 2009. The losses for each period were largely attributable to loan losses, lost interest on non-performing assets and costs of administering problem assets associated with problem loans and other real estate assets. We also incurred a non-cash charge of $18.0 million included in federal income tax expense in 2009 associated with a valuation allowance for deferred tax assets and non-cash, after tax impairment charges for goodwill and intangible assets of $27 million in 2008. There will be no further negative affect on our results of operations associated with deferred tax assets or goodwill, as these assets have been written off in their entirety. In fact, under certain conditions according to the accounting standards, as we return to sustained profitability it will be possible to reverse the established valuation on our deferred tax assets through earnings. As of September 30, 2010, the Bank was categorized as "adequately capitalized" under applicable regulatory guidelines and the Bank's regulatory capital was below levels required in the Consent Order.

Our Board of Directors remains focused on efforts to improve our internal operations and to work out of our problem loans and assets. We believe our more favorable second and third quarter 2010 results reflect the impact of these efforts. The Bank's Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles intended to comply with regulatory standards. Our management team continues to execute these disciplined business and banking procedures and policies intended to limit future losses, preserve capital and improve operational efficiencies.

We have also worked closely with our regulators at the FRB and the Bank's regulators at the FDIC and the OFIR to put in place improved controls and procedures. On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank. The Company also formally entered into a Written Agreement with the FRB. The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010.

Additional information further describing changes in our business, including those in response to the Consent Order and the Written Agreement, are described in detail in Item 1 of this report in Note 1 of the Consolidated Financial Statements under the heading "Recent Business Developments" and in Note 2 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Summary: Net income available to common shares for the quarter ended September 30, 2010 was $703,000, compared to third quarter 2009 net loss of $20.9 million. Net income per common share on a diluted basis was $0.04 for the third quarter of 2010 compared to a net loss per common share of $1.18 for the same period in 2009. Net loss available to common shares for the nine months ended September 30, 2010 was $18.7 million compared to a net loss of $57.3 million for the same period in the prior year. Net loss per common share was $1.06 for the nine months ended September 30, 2010 compared to a net loss per common share of $3.30 for the same period in 2009.

The improvement in earnings in the third quarter of 2010 was due primarily to a lower level of net chargeoffs in the quarter from $11.2 million in 2009 to $4.6 million in 2010 and a decline in non-performing and impaired loan levels, resulting in a decrease of $21.0 million in provision for loan losses. The provision for loan losses was $550,000 and $22.1 million, respectively, for the three and nine months ended September 30, 2010 compared to $21.6 million and $52.7 million, respectively, for the three and nine months ended September 30, 2009.

Operating results in recent periods have been significantly impacted by the cost associated with problem loans and non-performing assets. In addition to the provision for loan losses, costs associated with nonperforming assets were $3.2 million and $11.2 million, respectively, for the three and nine months ended September 30, 2010 compared to $3.1 million and $7.7 million, respectively, for the three and nine months ended September 30, 2009. Lost interest from elevated levels of non-performing assets was approximately $2.3 million and $7.6 million, respectively, for the three and nine months ended September 30, 2010 compared to $2.2 million and $6.8 million, respectively, for the three and nine months ended September 30, 2009. Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $12.4 million for the third quarter of 2010 compared to $13.2 million for the third quarter of 2009. For the first nine months of 2010, net interest income totaled $38.3 million compared to $39.4 million for the same period in 2009.

The decrease in net interest income for the third quarter of 2010 was due primarily to a $355.5 million reduction in our average interest earning assets. Significantly offsetting this decrease was strong improvement in our net interest margin. The net interest margin increased to 3.22% for the third quarter of 2010 from 2.83% for the third quarter of 2009. Since the third quarter of 2009, we experienced a 39 basis point increase in our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") largely from a 65 basis point decline in the average cost of interest bearing liabilities. Our average yield on earning assets only declined 23 basis points for the third quarter of 2010. As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis. Average interest earning assets decreased from $1.87 billion for the three months ended September 30, 2009 to $1.52 billion for the same period in 2010, as a result of our focus on reducing credit exposure within certain segments of our loan portfolio, liquidity improvement and capital preservation.

Average interest earning assets decreased from $1.92 billion for the first nine months of 2009 to $1.57 billion for the same period in 2010. This decrease was largely offset by strong improvement in net interest margin of 49 basis points primarily from a 65 basis points decline in the average cost of interest bearing liabilities. Our average yield on earning assets for the first nine months of 2010 only declined 11 basis points in comparison to the same period in 2009.

The yield on earning assets decreased to 4.78% for the third quarter of 2010 from 5.01% the third quarter of 2009. For the nine month periods, the yield on earning assets decreased to 4.99% in 2010 compared to 5.10% in 2009. The declines in each period were from slight decreases in the yield on our residential and consumer loan portfolios, which have repriced in the generally lower rate environment during these periods and a reduction in the relative balance of our securities portfolio. As explained more fully below under "Noninterest Income", we sold nearly our entire securities portfolio during the second quarter of 2010. The majority of these funds have been initially reinvested in lower yielding liquid money market balances, which slowed margin expansion in the third quarter of 2010 and we expect will continue to impact margin in the near term. Balances of nonperforming loans were relatively stable when comparing the three and nine month periods of 2010 to the same periods of 2009, having little impact on the change in the yield on loans for each period.

The cost of funds decreased 65 basis points to 1.81% in the third quarter of 2010 from 2.46% in 2009. For the nine month periods, the cost of funds decreased 65 basis points to 1.98% for 2010 compared to 2.63% for 2009. A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment, along with shifting our deposit mix from higher costing time deposits to lower costing demand and savings accounts, were the primary reasons for the decrease in the cost of funds.

In response to the persistent weak economic conditions in Michigan and the need to comply with the requirements of the Consent Order, management remains focused on reducing asset balances, including earning assets, in order to maintain or improve capital ratios. Due to our being categorized as "adequately capitalized" under applicable regulatory standards, we are not able to accept, renew or roll over any brokered deposits unless we are granted a waiver from this prohibition from the FDIC. The continued decline in the level of earning assets is expected to have a negative impact on net interest income going forward. Future margin is expected to remain relatively stable, as a continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, will be offset by holding higher balances of lower yielding liquid money market balances.

The following table shows an analysis of net interest margin for the three month periods ended September 30, 2010 and 2009.
	For the three months ended September 30,
	2010			2009
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$20,079	$20	0.41%	$101,553	$1,002	3.94%
Tax-exempt securities (1)	83	1	6.16%	51,144	537	6.47%
Loans (2)	1,325,043	18,227	5.41%	1,602,454	21,737	5.33%
Federal Home Loan Bank stock	12,275	46	1.46%	12,275	99	3.17%
Federal funds sold and other short-term investments	158,021	150	0.38%	103,569	159	0.61%
Total interest earning assets (1)	1,515,501	18,444	4.78%	1,870,995	23,534	5.01%

Noninterest earning assets:
Cash and due from banks	25,495			25
Other	93,253			105,385

Total assets	$1,634,249			$2,001,415

Liabilities
Deposits:
Interest bearing demand	$220,182	$146	0.26%	$246,135	$323	0.52%
Savings and money market accounts	310,262	450	0.58%	393,508	627	0.63%
Time deposits	518,062	3,428	2.63%	697,965	6,367	3.62%
Borrowings:
Other borrowed funds	222,490	1,622	2.85%	280,057	2,657	3.71%
Long-term debt	41,238	361	3.42%	41,238	366	3.48%
Total interest bearing liabilities	1,312,234	6,007	1.81%	1,658,903	10,340	2.46%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	248,992			216,520
Other noninterest bearing liabilities	6,163			8,305
Shareholders' equity	66,860			117,687

Total liabilities and shareholders' equity	$1,634,249			$2,001,415

Net interest income		$12,437			$13,194

Net interest spread (1)			2.97%			2.55%
Net interest margin (1)			3.22%			2.83%
Ratio of average interest earning assets to
average interest bearing liabilities	115.49%			112.79%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $94.4 million for the three months ended September 30, 2010 and approximately $96.7 million for the three months ended September 30, 2009.

The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2010 and 2009.
	For the nine months ended September 30,
	2010			2009
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$43,578	$1,020	3.12%	$112,020	$3,368	4.01%
Tax-exempt securities (1)	24,221	774	6.56%	51,393	1,618	6.46%
Loans (2)	1,402,711	56,674	5.34%	1,674,124	67,581	5.34%
Federal Home Loan Bank stock	12,275	168	1.81%	12,275	291	3.13%
Federal funds sold and other short-term investments	90,057	283	0.42%	73,437	331	0.60%
Total interest earning assets (1)	1,572,842	58,919	4.99%	1,923,249	73,189	5.10%

Noninterest earning assets:
Cash and due from banks	24,702			23,507
Other	103,847			108,947

Total assets	$1,701,391			$2,055,703

Liabilities
Deposits:
Interest bearing demand	$230,188	$565	0.33%	$237,249	$1,078	0.61%
Savings and money market accounts	321,020	1,389	0.58%	404,027	2,194	0.73%
Time deposits	557,462	12,169	2.92%	756,778	21,127	3.73%
Borrowings:
Other borrowed funds	236,758	5,491	3.06%	275,243	8,165	3.91%
Long-term debt	41,238	1,022	3.27%	41,238	1,237	3.95%
Federal funds purchased	0	0	0%	68	0	0%
Total interest bearing liabilities	1,386,666	20,636	1.98%	1,714,603	33,801	2.63%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	235,454			197,754
Other noninterest bearing liabilities	6,576			7,137
Shareholders' equity	72,695			136,209

Total liabilities and shareholders' equity	$1,701,391			$2,055,703

Net interest income		$38,283			$39,388

Net interest spread (1)			3.01%			2.47%
Net interest margin (1)			3.24%			2.75%
Ratio of average interest earning assets to
average interest bearing liabilities	113.43%			112.17%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $93.2 million for the nine months ended September 30, 2010 and approximately $101.3 million for the nine months ended September 30, 2009.

Provision for Loan Losses: The provision for loan losses for the third quarter of 2010 was $550,000 compared to $21.6 million for the third quarter of 2009. The reduction in the provision for loan losses was primarily associated with a significant decline in charge-offs and a reduction in the balance and required reserves on impaired loans, driven by declines in non-performing loan levels, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio.

The provision for loan losses for the first nine months of 2010 was $22.1 million compared to $52.7 million for the same period in 2009.

Net charge-offs were $4.6 million for the third quarter of 2010 compared to $11.2 million for the third quarter of 2009. Net charge-offs for the first nine months of 2010 were $24.5 million compared to $43.0 million for the same period in 2009. Most of the charge-offs taken during the first nine months of 2010 were from impaired loans with previously established reserves. The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans. The pace of the value decline, however, has been slowing, thereby translating into a decline in charge-offs. Beginning in 2010, we have seen signs of stabilization in real estate values, as evidenced in recent real estate appraisals and from an increase in sales of other real estate owned.

We have also seen a relative decline in the pace of commercial loans migrating to a lower loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed in this Item 2 under the heading "Allowance for Loan Losses." We are also beginning to see an increase in the quality of some credits resulting in an improved loan grade in some cases. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices, have had a significant impact, ultimately allowing for the reduction in the level of loan loss provisions.

The amounts of loan loss provision in both the most recent and comparable prior year periods were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 2 under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2010 increased to $3.7 million and $13.5 million, respectively, from $3.6 million and $13.2 million, respectively, for the same periods in 2009. The components of noninterest income are shown in the table below (in thousands):
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Service charges and fees on deposit accounts	$1,097	$1,205	$3,225	$3,644
Net gains on mortgage loans	345	153	925	2,276
Trust fees	695	948	2,382	2,865
Gain on sale of securities	0	0	2,715	0
ATM and debit card fees	962	831	2,762	2,373
Bank owned life insurance income	174	233	453	1,027
Investment services fees	151	107	452	377
Other income	302	157	602	619
Total noninterest income	$3,726	$3,634	$13,516	$13,181

The largest item impacting the nine month period ended September 30 2010 was the one-time $2.7 million gain recognized on the sale of securities during the second quarter. During the second quarter of 2010, we completed the disposition of nearly all of the municipal, corporate and U.S. agency securities in our available-for-sale investment portfolio through sales in the open market. These securities were comprised of approximately $46.9 million in municipal securities with an average yield of 4.15% and an average life of 3.5 years, $5.2 million in corporate securities with an average yield of 2.94% and an average life of 2.6 years, and $50.2 million in U.S. agency securities with an average yield of 3.84% and an average life of 1.1 years. The sales were executed as part of our overall strategy to increase our regulatory capital ratios and liquidity. The majority of the proceeds have been initially invested in liquid money market balances with money center banks. We intend to ultimately reinvest the proceeds in higher yielding investment securities when market conditions improve.

Offsetting the gain on sale of securities were reductions in service fee revenue from deposit accounts, net gains on mortgage loans and bank owned life insurance income. Revenue from deposit services decreased $108,000 for the most recent quarter and $419,000 for the nine month period ended September 30, 2010 due to a decrease in non-sufficient fund fees, consistent with a decline across the banking industry. Net gains on mortgage loans for the third quarter of 2010 increased by $192,000 compared to the same period in 2009 and declined by $1.4 million for the first nine months of 2010 compared to the same period in 2009. A majority of gains on mortgage loans in 2009 came in the first quarter from a decline in mortgage rates that led to a significant increase in refinancing activity and resulting gains. During the third quarter of 2010, a decline in mortgage rates has again led to an increase in refinancing activity and is expected to have a positive impact on mortgage gains for the remainder of 2010. Trust fees are down for both the three and nine month periods ended September 30, 2010 due to decreases in trust asset balances and market performance of those assets. The decline in bank owned life insurance income was related to the realization of a death benefit in the first quarter of 2009 and reduced earnings on the policies in 2010.

Noninterest Expense: Noninterest expense for the three and nine month periods ended September 30, 2010 decreased to $14.9 million and $47.1 million, respectively, from $15.7 million and $51.5 million, respectively, for the same periods in 2009. The components of noninterest expense are shown in the table below (in thousands):
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Salaries and benefits	$5,546	$6,162	$16,550	$18,537
Occupancy of premises	1,026	1,078	3,067	3,290
Furniture and equipment	854	1,010	2,723	3,056
Legal and professional	343	403	1,503	1,035
Marketing and promotion	214	226	643	678
Data processing	272	530	946	1,492
ATM and debit card processing	275	327	850	997
Bond and D&O insurance	556	137	1,658	406
FDIC assessment	1,232	1,030	3,682	3,509
Administration and disposition of problem assets	3,220	3,128	11,219	7,726
Outside services	461	461	1,433	1,374
Trade Partners litigation settlement	0	0	0	5,533
Other noninterest expense	911	1,239	2,851	3,843
Total noninterest expense	$14,910	$15,731	$47,125	$51,476

Our largest component of noninterest expense, salaries and benefits, declined in the most recent quarter by $616,000 from the third quarter of 2009 and $2.0 million for the first nine months of 2010 compared to the same period in 2009 as a result of our staffing reduction initiatives implemented in 2009. We had 387 full-time equivalent employees at September 30, 2010 compared to 395 at September 30, 2009. Reductions have largely been in product sales positions, as we continue to right-size our operation to respond to the impact of the prolonged economic weakness. Also reflected in the reduction of salaries and benefits expense is the impact of our temporary discontinuance of certain employee benefits, such as 401(k) matching contributions and restricted stock awards. During the second and third quarters of 2010, we hired personnel in our risk management functions, including our Special Assets, Credit Administration and Loan Review departments, as we continue to focus on improvement in our lending discipline and loan risk management practices. Accordingly, we expect the level of salaries and benefits to stabilize.

Our legal and professional expenses increased for the first nine months of 2010 primarily as a result of expenses incurred in the first quarter of 2010 for consultation related to the Consent Order, the material weakness reported in our 2009 Form 10-K and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel. These expenses have stabilized in the third quarter of 2010 compared to the same period in 2009.

Our Bond and D&O insurance expense increased primarily due to a rate increase resulting from an increase in the perceived risks of our Bank and the financial institution industry in general during the current economic cycle and through purchasing increased coverage levels.

Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Legal and professional - nonperforming assets	$669	$348	$1,959	$1,016
Repossessed and foreclosed property administration	1,133	2,108	3,327	4,144
Losses on repossessed and foreclosed properties	1,418	672	5,933	2,566
Total	$3,220	$3,128	$11,219	$7,726

Losses on repossessed assets and foreclosed properties increased when comparing the three- and nine month periods ended September 30, 2010 to the same periods in the prior year. The increases are due primarily to a relative increase in the level of foreclosed properties and from further writedowns taken as new appraisals were received on properties owned. Losses, however, have generally declined since the first quarter of 2010, despite elevated levels of foreclosed properties throughout 2010, as property values appear to be stabilizing.

FDIC assessments increased by $202,000 to $1.2 million for the third quarter of 2010 compared to $1.0 million for the third quarter of 2009 and increased to $3.7 million from $3.5 million comparing the nine month periods ended September 30, 2010 and 2009. The nine month period ended September 30, 2009 included an industry-wide special assessment, which amounted to $960,000 for the Bank. The general increase in FDIC assessments for all periods was from higher assessment rates implemented by the FDIC, including additional risk-based assessments applicable to the Bank. FDIC assessments are expected to remain elevated for the remainder of 2010 as a result of these higher assessment rates.

The nine month period ended September 30, 2009 included a $5.5 million one-time charge associated with the Trade Partners litigation settlement.

When excluding the Trade Partners litigation settlement charge, FDIC assessments and nonperforming asset costs, non-interest expense would have been approximately $10.5 million for the three month period ended September 30, 2010, down 9.5%, from $11.6 million for the same period of 2009 and $32.2 million for the nine month period ended September 30, 2010, down 7.2%, from $34.7 million for the same period of 2009.

Continued expense reduction initiatives have allowed us to manage costs in nearly all other areas of non-interest expense to offset the increases driven by higher insurance premiums and nonperforming asset levels.

Federal Income Tax Expense/Benefit: We recorded no federal income tax expense for the three month period ended September 30, 2010 and federal income tax expense of $1.3 million for the nine month period ended September 30, 2010, compared to federal income tax benefit of $600,000 and federal income tax expense of $2.8 million for the three and nine month periods ended September 30, 2009. Since June 30, 2009, we have concluded that a full valuation allowance must be maintained for all of our net deferred tax assets based primarily on our net operating losses and the continued challenging environment confronting banks that could impact our ability to generate future earnings. Under certain conditions according to the accounting standards, as we return to sustained profitability it will be possible to reverse the established valuation on our deferred tax assets through earnings. We recorded income tax expense of $1.3 million for the nine month period of 2010 primarily related to a reclassification of other comprehensive income for gains recognized in earnings associated with the sale of our investment securities as described more fully above in this Item 2 under the heading "Noninterest Income". The benefit and expense for the three and nine month periods ended September 30, 2009 included a $6.8 million and $21.7 million valuation allowance on deferred tax assets.

FINANCIAL CONDITION

Summary: In light of the persistent weak economic conditions, the Board of Directors has focused management's efforts on reducing its loan portfolio, including reducing exposure in higher loan concentration types, to improve its financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding. We have experienced positive results in each of these areas in both the second and third quarters of 2010.

Total assets were $1.61 billion at September 30, 2010, a decrease of $218.8 million from $1.83 billion at December 31, 2009. The decrease reflected declines of $232.5 million in our loan portfolio and $109.0 million in available for sale securities, partially offset by an increase of $107.7 million in short-term investments. The decline in assets was primarily offset on the funding side of the balance sheet by a decline in deposits generated through brokers and the maturity of certain other borrowed funds.

Federal Funds Sold and Other Short Term Investments: The increase in federal funds sold and other short-term investments to $161.7 million at September 30, 2010 was primarily the result of proceeds obtained from the sale of investment securities during the second quarter, as described more fully in this Item 2 under the heading "Noninterest Income", and from a reduction in the Bank's loan portfolio. We expect to maintain higher than normal balances of these short term investments until conditions improve and more attractive investment opportunities emerge.

Securities Available for Sale: Securities available for sale were $20.1 million at September 30, 2010 compared to $129.1 million at December 31, 2009. The balance at September 30, 2010 primarily consisted of U.S. Treasury securities held for collateral purposes. As discussed above, the decrease was associated with the sale of $102.3 million of securities available for sale that occurred in the second quarter of 2010. As conditions improve, we expect to reinvest excess liquidity and selectively rebuild our investment portfolio to diversify our asset quality.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $232.5 million to $1.28 billion at September 30, 2010 compared to $1.51 billion at December 31, 2009. During the first nine months of 2010, our residential mortgage, commercial and consumer loan portfolios decreased by $17.4 million, $199.0 million and $16.1 million, respectively.

In addition to the decline in the residential mortgage loan portfolio, we saw a decline in the volume of mortgage loans originated for sale in the first nine months of 2010 compared to the same period in 2009. Mortgage loans originated for sale were $56.1 million in the first nine months of 2010 compared to $149.7 million for the same period in 2009. Mortgage interest rates declined in the first half of 2009, as the government responded to weak economic conditions to help spur stimulus into the residential home market. Accordingly, we experienced a significant increase in refinancing activity in the first quarter of 2009. Activity has increased at the end of the third quarter 2010, as interest rates have again declined to historically low levels. This has resulted in an increase in the balance of loans held for sale at September 30, 2010 and in the Bank's mortgage loan pipeline, which is expected to positively impact fourth quarter 2010 earnings.

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

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 76% of the total loan portfolio at September 30, 2010 and 78% at December 31, 2009. Residential mortgage and consumer loans comprised approximately 11% and 13%, respectively, of total loans at September 30, 2010 and 11% for both types at December 31, 2009.

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):
	September 30, 2010	December 31, 2009
Secured by residential real estate
Improved	$101,136	$115,269
Development	57,861	85,745
Vacant land	31,209	46,943
	190,206	247,957
Secured by nonresidential real estate (1)
Improved	448,099	491,214
Development	9,663	14,932
Vacant land	39,682	48,949
	497,444	555,095
Total commercial real estate	687,650	803,052
Total commercial and industrial	285,924	369,523

Total commercial loans	$973,574	$1,172,575

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 71% of the commercial loan portfolio at September 30, 2010 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and further by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant land loans are secured by raw land for which development has not yet begun.

Total commercial real estate loans declined $115.4 million since December 31, 2009. Each stage of development decreased as we continue to focus on reducing our real estate loan concentrations and balances. Commercial loans secured by residential real estate, the portfolio that has created the majority of stress within our loan portfolio, declined $57.8 million. The balance of loans secured by nonresidential real estate declined $57.7 million since December 31, 2009. We expect continued reductions throughout the remainder of 2010 in our real estate portfolios in an effort to maintain or improve our capital ratios and comply with the Consent Order.

The remaining commercial and industrial loan portfolio accounted for 29% of the commercial loan portfolio at September 30, 2010 and declined by $83.6 million since December 31, 2009 as a result of efforts to reduce the overall loan portfolio and from a decline in general business activity in our market area.

Our loan portfolio is reviewed regularly by our senior management, our loan officers, and an internal loan review team that is independent of our loan originators and credit administration. An administrative loan committee consisting of senior management and seasoned lending and collections personnel meets monthly to manage our internal watch list and proactively manage high risk loans.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2010, nonperforming assets totaled $138.6 million compared to $143.8 million at June 30, 2010, $148.4 million at March 31, 2010 and $141.2 million at December 31, 2009. The relative level of new loans moving to a nonperforming status has declined as our efforts to improve loan discipline and risk management practices take hold. During the first nine months of 2010, we made strong progress toward completing a full, independent re-evaluation of our commercial loan portfolio. At the same time, significant progress has been made to accelerate workout strategies with problem assets, including disposing of other real estate owned. Proceeds from sales of foreclosed properties were $13.5 million resulting in a small net loss of $167,000 for the nine month period ended September 30, 2010. This is an improvement from the volume of sales in 2009 when we experienced proceeds of $6.1 million for the same period.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing. Foreclosed and repossessed assets include assets acquired in settlement of loans. As of September 30, 2010, nonperforming loans totaled $84.4 million or 6.61% of total portfolio loans, compared to $103.9 million, or 6.88% of total portfolio loans, at December 31, 2009.

Loans for development or sale of 1-4 family residential properties were approximately $32.8 million, or 38.9% of total non-performing loans, at September 30, 2010 compared to $50.0 million, or 48.1% of total non-performing loans, at December 31, 2009. The remaining balance of non-performing loans at September 30, 2010 consisted of $39.5 million of commercial real estate loans secured by non-residential real estate, $8.3 million of commercial and industrial loans, and $3.8 million of consumer and residential mortgage loans.

Foreclosed assets totaled $52.3 million at September 30, 2010 compared to $37.2 million at December 31, 2009. Of this balance, there were properties from 120 commercial real estate loan relationships totaling approximately $51.8 million. The remaining balance was comprised of 8 residential mortgage properties totaling approximately $489,000. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach.

Non-performing assets at September 30, 2010 also included $1.7 million related to a bank property in Grand Rapids, Michigan acquired previously for branch expansion. The Company has a signed purchase agreement and expects a sale of this property to close in the fourth quarter of 2010 and, as a result, this property has been transferred to other real estate owned.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):
	September 30, 2010	December 31, 2009
Nonaccrual loans	$83,391	$95,725
Loans 90 days past due and still accruing	1,057	8,160
Total nonperforming loans (NPLs)	84,448	103,885
Foreclosed assets	52,306	37,184
Repossessed assets	130	124
Other real estate held for sale	1,676	0
Total nonperforming assets (NPAs)	138,560	141,193
Accruing restructured loans (ARLs) (1)	27,184	18,000
Total NPAs and ARLs	$165,744	$159,193

NPLs to total loans	6.61%	6.88%
NPAs to total assets	8.60%	7.71%

(1)

Comprised of approximately $13.9 million and $7.9 million of commercial loans and $13.3 million and $10.1 million of residential mortgage loans whose terms have been restructured at September 30, 2010 and December 31, 2009, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at September 30, 2010 was $52.2 million, a decrease of $2.4 million compared to $54.6 million at December 31, 2009. The balance of the allowance for loan losses represented 4.08% of total portfolio loans and 61.80% of nonperforming loans at September 30, 2010 compared to 3.62% of total portfolio loans and 52.58% of nonperforming loans at December 31, 2009.

The reduction in historical chargeoffs during the 12 month period ended September 30, 2010, as compared to the same period in 2009 had a significant impact on the historical base for the general reserves on commercial loans. However, as the overall level of nonperforming loans remains elevated and economic conditions remain weak, we determined it necessary to increase the qualitative factors applied to the historical allocations resulting in a loss experience ratio similar to previous periods. Accordingly, the decrease in our overall loan portfolio balances was the primary reason for the reduction in dollars allocated for general reserves on commercial loans. General reserves established for commercial loans decreased $2.6 million at September 30, 2010 compared to December 31, 2009. Additionally, there was a reduction of $2.4 million in specific reserves on impaired loans as a result of reductions in balances of impaired loans from chargeoffs, transfers to other real estate and improvement in credit quality. Partially offsetting these decreases was a $2.6 million increase in allocations for mortgage and consumer loans due to increases in their historical chargeoff experience and qualitative factors applied.

The provision for loan losses and net charge-offs remained elevated during each quarter in 2009 and into the first quarter of 2010 as we have responded to the prolonged weakness in the economy and the resulting persistent and rapid decline in real estate valuations on properties securing real estate loans. As discussed earlier, net charge-offs have decreased significantly in the second and third quarters of 2010. Recent appraisals and market trends associated with real estate valuations have shown some stabilization in the relative decline in real estate values, contributing to a reduction in loan charge-offs on collateral dependent loans. Values, however, remain extremely low in comparison with historical values. A meaningful reduction in the level of loans moving to a non-performing status has also contributed to the relative decline in quarterly charge-offs.

The provision for loan losses decreased $21.0 million to $550,000 for the three months ended September 30, 2010 compared to $21.6 million for the same period of 2009. For the first nine month periods, the provision decreased $30.7 million from $52.7 million in 2009 to $22.1 million in 2010. Net charge-offs were $4.6 million and $24.5 million, respectively, for the three and nine months ended September 30, 2010 compared to $11.2 million and $43.0 million, respectively, in the same periods in 2009. The ratio of net charge-offs to average loans was 1.41% on an annualized basis for the third quarter of 2010 compared to 1.79% for the second quarter of 2010, 3.68% for the first quarter of 2010, 3.91% for the fourth quarter of 2009 and 2.79% for the third quarter of 2009.

We are encouraged by the reduced level of chargeoffs in the second and third quarters of 2010. We do, however, recognize that future chargeoffs and resulting provisions are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe that we are beginning to see some stabilization in the pace of decline in economic conditions and real estate markets. However, we expect it to take additional time for sustained improvement in the economy and real estate markets to provide for a meaningful reduction in our non-performing and impaired loan levels.

Our allowance for loan losses is maintained at a level believed appropriate based upon our monthly assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance and related provision for loan losses relies on several key elements, which include specific allowances for loans considered impaired, general allowance for commercial loans not considered impaired based upon applying our loan rating system, and general allocations based on historical trends for homogeneous loan groups with similar risk characteristics.

Overall impaired loans decreased to $95.9 million at September 30, 2010 down from $100.7 million at June 30, 2010 and $101.9 million at December 31, 2009. The specific allowance for impaired loans decreased $2.4 million to $9.2 million, or 9.6% of total impaired loans, at September 30, 2010 compared to $11.6 million, or 11.4% of total impaired loans, at December 31, 2009. The decline in impaired loans was primarily from transfers to other real estate owned more than offsetting new loans moving into an impaired status. As previously discussed in this Item 2 under the heading "Portfolio Loans and Asset Quality", this decline was consistent with a relative decline in the level of loans moving to a nonperforming status. Charge-offs totaling $33.4 million had previously been taken on these loans, bringing the balance of impaired loans to $95.9 million as of September 30, 2010. Combined with the $9.2 million specific reserves at September 30, 2010, these loans have been written down 31%.

The general allowance allocated to commercial loans that were not considered to be impaired was based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are stratified between real estate secured and non real estate secured. The real estate secured portfolio is further stratified by the type of real estate. Each stratified portfolio is assigned a loss allocation factor. A lower grade assigned to a loan category generally results in a greater allocation percentage. Changes in risk grade of loans affect the amount of the allowance allocation.

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 12 month actual net chargeoff history as the base for our computation. The 12 month period ended September 30, 2010 reflected a sizeable decrease in net chargeoff experience compared to the 12 month period ended September 30, 2009 due to the volatility of chargeoffs between the periods. We addressed this volatility in the qualitative factor considerations applied in our allowance computation as discussed above. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 18 and 24 month periods. Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general commercial loan allowance decreased to $37.9 million at September 30, 2010 compared to $40.5 million at December 31, 2009. This resulted in a general reserve percentage allocated at September 30, 2010 of 4.25% of commercial loans, an increase from 3.72% at December 31, 2009.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type. As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The homogeneous loan allowance was $5.1 million at September 30, 2010 compared to $2.5 million at December 31, 2009. The increase was related to the increase in the 12 month historical chargeoff rate applied to both the residential mortgage and consumer loan portfolios, as well as qualitative adjustments applied for recent increases in delinquencies and losses from these portfolio segments.

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

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of September 30, 2010, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Deposits and Other Borrowings: Because of the decline in assets during the first nine months of 2010, we were able to reduce our level of higher cost deposits. Total deposits decreased $136.6 million to $1.28 billion at September 30, 2010 compared to $1.42 billion at December 31, 2009. The decline was primarily due to a $139.7 million decrease in deposits generated through brokers. We expect our focus on reducing our assets, primarily loans, and our continued focus on maintaining and growing in-market deposits to allow us to fund upcoming maturities of brokered deposits. A maturity table of deposits issued through brokers may be found in Item 1 of this report in the Notes to the Consolidated Financial Statements in Note 7.

Of the remaining in-market deposits, we did experience a shift from interest bearing transaction accounts to noninterest bearing checking primarily from a decline in more rate sensitive interest bearing personal checking balances offset by an increase in commercial checking balances participating in the Transaction Account Guarantee Program. The overall stability of in-market deposits is particularly noteworthy considering the financial challenges we have experienced, the lack of economic expansion in western Michigan and the intense competition for core deposit growth in our markets. We believe the stability in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our expanding and sophisticated product line.

Other borrowed funds, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank advances, decreased $61.7 million during the first nine months of 2010 as a result of maturities of $31.7 million in securities sold under agreements to repurchase and $30.0 million in FHLB advances.

CAPITAL RESOURCES

Total shareholders' equity of $67.0 million at September 30, 2010 remained stable compared to June 30, 2010 and March 31, 2010, and decreased $21.0 million compared to $88.0 million at December 31, 2009. The decrease was primarily from the $18.7 million net loss incurred in the first nine months of 2010. The $18.7 million net loss for the first nine months of 2010 consisted of the $21.1 million loss in the first quarter offset by the $2.4 million net income recognized in the second and third quarters of 2010.

On a consolidated basis, our total capital to risk-weighted assets was 9.3% at September 30, 2010 compared to 8.8% at June 30, 2010, 8.3% at March 31, 2010 and 9.2% at December 31, 2009. Our Tier 1 Capital as a percent of average assets was 5.4%, 5.3%, 4.8% and 6.0%, respectively at September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009. These ratios continue to be maintained at levels in excess of the regulatory minimums for bank holding companies to be categorized as "adequately capitalized". The ratios increased from the second quarter of 2010 from both a decline in risk weighted assets and the earnings for the quarter. The ratios declined since the beginning of the year primarily because our overall operating losses during the first nine months outpaced the benefits from the decline in asset levels. Approximately $22.1 million of the $40.0 million of trust preferred securities outstanding at September 30, 2010 qualified as Tier 1 capital. The remaining $17.9 million qualified as Tier II capital, a component of total risk-based capital.

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

The Bank was categorized as "adequately capitalized" at September 30, 2010. Under the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. At September 30, 2010, the Bank was not in compliance with these capital ratios. The Written Agreement with the FRB requires a capital plan, which we are in the process of developing. We are actively identifying and evaluating alternatives to increase our capital and bring the Bank's capital levels to those prescribed in the Consent Order. During the fourth quarter of 2009, we engaged an independent consulting firm to help us assess the risk in our loan portfolio, an important step in supporting our capital planning efforts. The Company's Board of Directors has evaluated the results of this assessment and is committed to the goal of returning the Bank's capital levels to those prescribed by the Consent Order. During 2010, the Company consulted with legal counsel regarding capital alternatives and engaged an investment banking firm to act as independent financial adviser to the Board of Directors in connection with the Company's strategic planning and capital raising analysis and consideration of possible alternatives, including various strategies to improve the Company's capital position.

LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the FRB's discount window, the Federal Home Loan Bank, federal funds purchased lines of credit and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above.

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

The Bank continued to make significant progress during the first nine months of 2010 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on achieving a non-core funding dependency ratio below its peer group average. During the first nine months of 2010, we reduced our loan portfolio by $232.5 million and correspondingly reduced our reliance on deposits generated through brokers by $139.7 million and other borrowed funds by $61.7 million. Since December 31, 2008, we have reduced our deposits generated through brokers by $271.0 million.

As identified in the maturity table of deposits issued through brokers in Item 1 of this report in Note 7 to the Consolidated Financial Statements, the Bank has an additional $66.8 million of brokered deposits outstanding at September 30, 2010, of which $63.2 million matures in the next twelve months. Further declines in the loan portfolio and total assets are planned for the remainder of 2010 and are expected to provide adequate funds to pay off the brokered deposits upon maturity. The Bank also held $161.7 million of short-term investments and had available borrowing capacity from correspondent banks of approximately $118.8 million as of September 30, 2010 to provide additional liquidity as needed.

In July 2010, the Company received $18.1 million in federal income tax refunds from amended tax returns filed to carry back its net operating losses incurred from 2009 to earlier taxable years allowed by a change in tax law in late 2009 extending the carryback period from two to five years. Of this amount, the Bank received approximately $17.2 million and the Company received $871,000 improving the liquidity for both the Bank and the Company.

The Bank is a participant in the Transaction Account Guaranty Program ("TAG") of the FDIC's Temporary Liquidity Guarantee Program, which temporarily insures non-interest bearing deposits without limitation. On June 28, 2010, the FDIC adopted a final rule extending TAG for six months, through December 31, 2010, with the possibility of an additional extension not to exceed December 31, 2011 without further rulemaking. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased FDIC deposit insurance to $250,000 and extended unlimited FDIC deposit insurance to qualifying noninterest-bearing transaction accounts for two years beginning December 31, 2010. We believe these events were positive developments for the Bank and have provided further stability in the Bank's in-market deposits.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare to the Company in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. Throughout 2009 and for the first three quarters of 2010, the Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders. Under the Consent Order and the Written Agreement, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during the first three quarters of 2010 and until further action by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During the first three quarters of 2010, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

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

(a)

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2010, the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.

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

As disclosed in our 2009 Form 10-K, the Company implemented improved controls to remediate each of the deficiencies noted above. Through various remediation efforts, management has since determined that the internal controls were considered to be operating effectively as of September 30, 2010. Our external auditors will audit our remediated and improved controls in connection with their annual audit of our internal controls over financial reporting as of December 31, 2010 and their report will be included in our Annual Report on Form 10-K for the year ending December 31, 2010.

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

The Loan Review department completed its independent review of the risk rating for each loan selected for review during the quarter, and issued its report to the Audit Committee. The Loan Review department remains focused on completing its independent review of all commercial loan risk ratings.

At least quarterly, Loan Review issues a report to the Audit Committee which outlines the loans that were evaluated during that period. The report indicates the files reviewed and outlines any grade changes that were recommended or any credits that could not be graded due to missing information. The Loan Review department has implemented a monthly reporting process to the Audit Committee and management regarding the status of loans that could not be graded and the resulting grade change once documentation is obtained. The Loan Review report also summarizes any credit file or documentation exceptions found.

•

It is the intent of the Loan Review department to finalize internal loan review reports in a timely manner. The second and third quarter loan review reports were completed, and reviewed and considered by management involved in the analysis of the allowance for loan losses as of June 30, 2010 and September 30, 2010. As part of the new monthly analysis of the adequacy of the allowance for loan losses, management involved in the allowance for loan losses analysis further communicated with other departments involved in managing credit quality, including Loan Review, to determine if there were any further trends regarding credit quality that should be included in its assessment of qualitative factors utilized in the allowance for loan loss analysis. These considerations were considered in the qualitative factor adjustments used in the allowance for loan losses analysis as of September 30, 2010 and believed to be appropriate. These additional controls are completed on at least a quarterly basis and considered in the qualitative factor adjustments used in the allowance for loan losses analysis.

•	The loss emergence period of one year used as of September 30, 2010 was consistent with the updated period used as of December 31, 2009 and considered appropriate.

•

Qualitative factor adjustments used in the allowance for loan losses analysis were updated as of September 30, 2010 to be consistent with trends in the loan portfolio and were considered appropriate. These factors are updated on at least a quarterly basis to be consistent with trends in the loan portfolio incorporating input from senior management in accounting, loan review, lending, risk management and our market data committee.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

As of the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which we or any of our subsidiaries are a party or of which any of our properties are the subject.

Item 1A.	Risk Factors.

The following discussion of risk factors updates the disclosure of risk factors included in Item 1A of our 2009 Form 10-K and Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

We have not yet received the final results from our current regulatory examination. We cannot predict the results of our current regulatory examination, and we could be subject to additional regulatory action once the results are finalized.

On the date of filing of this report, the Bank's primary regulators, OFIR and the FDIC, had begun but not yet completed their annual regulatory examination of the Bank as of September 30, 2010. We do not yet know the results of the regulatory examination. As a result of the regulatory examination, it is possible that the Bank may be required to reclassify assets, adjust its allowance for loan losses or incur other adverse financial consequences and it is possible that the terms of the Bank's Consent Order could be revised to impose additional or more restrictive requirements on the Bank. It is also possible that the Bank could be subject to other, potentially more severe, regulatory actions, such as a cease and desist order or enforcement action.

The failure to comply with the Written Agreement could result in enforcement proceedings.

The Company is subject to a Written Agreement with the FRB. The failure of the Company to comply with the terms of the Written Agreement could result in proceedings to enforce the Written Agreement. Such proceedings could result in removal of directors, officers, employees and institution affiliated parties, and the imposition of civil money penalties.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant net losses in the first quarter of 2010 and nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of non-performing assets at the Bank. The losses for the first nine months of 2010 have caused the Bank's regulatory capital ratios to remain at levels categorized as "adequately capitalized", which in turn limits its ability to use certain funding sources, such as brokered deposits. As discussed in Item 1 of this report in Notes 1 and 2 to our consolidated financial statements, the Bank is under a regulatory consent order that requires among other provisions, higher levels of regulatory capital. The Bank did not meet the higher capital requirement within the timeframe in the Consent Order or at September 30, 2010 and is not expected to be in compliance with the regulatory capital requirements of the Consent Order by December 31, 2010 or beyond, without an external capital infusion. Failure to reduce the level of non-performing assets, higher costs to administer and dispose of those assets and comply with the consent order, limitations on funding sources, and failure to comply with higher regulatory capital requirements may result in additional enforcement actions. These factors, along with the other risk factors discussed in our 2009 Form 10-K and this report, create uncertainty about our ability to continue as a going concern. Our auditor has expressed the opinion, included in our 2009 Form 10-K, that these events raise substantial doubt about the Company's ability to continue as a going concern. Additional information about the Consent Order and the efforts we have undertaken to address the Consent Order and improve the operations, results of operations, and financial condition of Macatawa and the Bank is included in Item 1 of this report in Note 1 and Note 2 to the Consolidated Financial Statements. Although our ability to successfully address all of these issues is not assured, management respectfully disagrees with the auditor's opinion that there is substantial doubt (versus uncertainty) about Macatawa's ability to continue as a going concern. These factors could result in a loss of confidence in the Bank by our customers, investors and the public, which loss of confidence could have a material adverse effect on our financial condition, results of operations and liquidity.

If the Company cannot raise additional capital to satisfy the capital levels required by the Consent Order, then its ability to maintain its current level of assets and to further expand its operations through organic growth could be materially impaired. In addition, the Bank could become subject to an enforcement action.

The Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. The Bank was not in compliance with these capital ratios at September 30, 2010. We are evaluating alternatives to reach and maintain the capital levels required by the Consent Order. Achievement of these capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values. A failure to raise additional capital to satisfy the capital levels required by the Consent Order could materially adversely affect our ability to maintain our current level of assets and to further expand our operations through organic growth. In addition, the Bank could become subject to an enforcement action. Additional information on the capital requirements applicable to the Bank may be found in Item 1 of our 2009 Form 10-K under the heading "Recent Business Developments", and is here incorporated by reference.

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. On July 21, 2010, the limit on FDIC coverage was permanently increased to $250,000. These developments have caused the premiums assessed to the Company by the FDIC to increase. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. In addition, a decline in the Bank's CAMELS ratings could subject the Company to increased FDIC insurance premiums. Potentially higher FDIC assessment rates could have an adverse impact on the Company's results of operations. The Company recognized expense associated with FDIC assessments totaling $3.7million in the first nine months of 2010 compared to $3.5 million for the same period in 2009.

The Company's controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company's internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.

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

As discussed in Item 4 of this report, the Company implemented improved controls over financial reporting during the first two quarters of 2010 to remediate the deficiencies. Accordingly, at September 30, 2010, our CEO and CFO concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our external auditors will opine on the Company's remediated internal controls in connection with their annual audit of our internal controls over financial reporting with their report included in the Company's Annual Report on Form 10-K for the year ending December 31, 2010.

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

The information under this item is a summary only and is qualified in its entirety by reference to the Written Agreement, which is filed as Exhibit 10.1 to this report and is here incorporated by reference.

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

10.1

Written Agreement with the Federal Reserve Bank of Chicago. Previously filed with the Commission on July 29, 2010 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.1. Here incorporated by reference.

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

Dated:  October 28, 2010

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

10.1

Written Agreement with the Federal Reserve Bank of Chicago. Previously filed with the Commission on July 29, 2010 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 10.1. Here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350.