Form 10-K
period 2010-12-31
MACATAWA BANK CORP
filed 2011-02-24
CIK 1053584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [   ]     No  [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2010, was $21,029,964 based on the closing sale price of $1.20 as reported on the Nasdaq Stock Market. There were 17,679,621 outstanding shares of the Company's common stock as of February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2011 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probably" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, capital raising activities, dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to continue as a going concern, the effects on earnings of changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to fully comply with our Consent Order and Written Agreement, raise capital, improve regulatory capital ratios, successfully implement new programs and initiatives, increase efficiencies, address regulatory issues, improve internal controls over financial reporting, maintain our current level of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, maintain mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extend, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I
ITEM 1:	Business.

As used in this report, the terms "we," "us," "our" and "Company" mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning. The term "Bank" means Macatawa Bank.

Overview

Macatawa Bank Corporation is a Michigan corporation and a registered bank holding company. Our business is concentrated in a single industry segment - commercial banking. Through our wholly-owned subsidiary, Macatawa Bank, we offer a full range of commercial and personal banking services, including checking, savings and certificates of deposit accounts, cash management, safe deposit boxes, trust services and commercial, mortgage and consumer loans through our twenty-six branch offices and a lending and operation service facility in Ottawa County, Kent County and northern Allegan County, Michigan. Other services we offer include ATMs, internet banking, telephone banking and debit cards. The Bank provides various brokerage services, including discount brokerage through Infinex, personal financial planning and consultation regarding mutual funds.

The Bank was formed in 1997 and until 2009 our strategy has been to profitably grow our business based upon our mission to attract clients who prefer to conduct business with a locally managed institution that demonstrates an active interest in their business and personal financial affairs, places high priority on local decision-making and contributes financial and employee support to community initiatives. Within the past year, our strategy has been modified as discussed below.

At December 31, 2010, we had total assets of $1.58 billion, total deposits of $1.28 billion, approximately 73,000 deposit accounts and shareholders' equity of $67.8 million. For the year ended December 31, 2010, we reported operating losses totaling $17.9 million. The last three quarters of 2010 were profitable. Additional information about our consolidated financial condition as of December 31, 2010 and 2009 and the results of our operations for the two years ended December 31, 2010, may be found throughout this report, including in Item 7 of this report in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Item 8 of this report in the Consolidated Financial Statements and related notes, and such information is here incorporated by reference.

During 2008 and 2009, we reported operating losses of $38.9 million and $63.6 million, respectively. The losses for 2008 and 2009 were largely attributable to loan losses, lost interest on nonperforming assets and rising costs of administering problem assets associated with the rapid increase in problem loans and other real estate assets. Losses in 2009 included the establishment of a tax valuation allowance and 2008 losses included the write-off of goodwill. The loan and problem asset related losses continued in the first quarter of 2010, as we reported a net loss of $21.1 million.

In February 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR"), in which the Bank agreed to increase management and board oversight, improve process and controls, limit lending to certain borrowers, obtain regulatory approval of future dividends, and improve regulatory capital ratios. Please see "Consent Order with the Bank and its Regulators" below for more information regarding the Consent Order. In July 2010, Macatawa Bank Corporation entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB"). Among other things, the Written Agreement provides that Macatawa Bank Corporation must take appropriate steps to utilize its financial and managerial resources to serve as a source of strength to the Bank and Macatawa Bank Corporation may not declare or pay any dividends without the prior written consent of the FRB. Please see "Written Agreement with Macatawa Bank Corporation and its Regulator" below for more information regarding the Written Agreement.

Our Board of Directors has significantly changed our strategic direction and focus to improve our internal operations and to work out of our problem loans and assets. During the fourth quarter of 2009, our Board of Directors elected a new independent Chairman of the Board. We have since worked closely with the FRB, the FDIC and OFIR to put in place improved controls and procedures. The Board of Directors has implemented more robust corporate governance practices and disciplined business and banking principles, implemented more conservative lending principles that comply with regulatory standards, and appointed experienced and disciplined lending and compliance personnel. The focus of our management team has turned from growth in our business to executing these disciplined business and banking procedures and policies, limiting future losses, preserving capital and improving operational efficiencies.

As a result of these efforts, we have achieved significantly improved results:
•	Our three most recently completed quarters were profitable;

•	Our liquidity has improved dramatically since the end of 2009 primarily through large reductions in volatile funding balances;

•	The Bank's capital ratios have improved since March 31, 2010; and

•

We have reduced our level of delinquent and nonperforming loans and have achieved lower levels of loan charge offs for 2010 compared to the preceding two years, allowing for reductions in the provision for loan losses in 2010.

During the course of the audit procedures for 2009, our independent registered accounting firm for the year ended December 31, 2009, Crowe Horwath LLP, identified certain deficiencies in our credit administration and allowance for loan loss process that we and they determined constituted a "material weakness" in internal control over financial reporting at December 31, 2009.  Also at December 31, 2009, Crowe Horwath LLP determined that there was substantial doubt about our ability to continue as a going concern.  As discussed above and throughout this document, significant improvements in our processes and our financial results and financial condition occurred during the year ended December 31, 2010. We do not have substantial doubt about our ability to continue as a going concern, and our independent public accounting firm for the year ended December 31, 2010, BDO USA LLP, has issued an unqualified report on its audit of our financial statements as of and for the year ended December 31, 2010 in Item 8 of this report, and did not include a paragraph in its report expressing substantial doubt about the Company's ability to continue as a going concern. We have determined that the improved controls instituted in response to the material weakness identified at December 31, 2009 have remediated the deficiencies and have concluded that there are no material weaknesses in internal control over financial reporting at December 31, 2010.  BDO USA LLP has also issued an unqualified report on its audit of our internal control over financial reporting as of December 31, 2010 in Item 9A of this report, which states that Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010.

We have no material foreign loans, assets or activities. No material part of our business is dependent on a single customer or very few customers.

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

Regulatory Developments

Consent Order with the Bank and its Regulators

On February 22, 2010, the Bank entered into a Consent Order (the "Consent Order") with the FDIC and OFIR, the primary banking regulators of the Bank. The Bank agreed to the terms of the Consent Order without admitting or denying any charges of unsafe or unsound banking practices. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFIR. The Bank's customer deposits remain fully insured to the highest limit set by the FDIC. The Board of Directors views the requirements of the Consent Order as necessary components of its efforts to return us to profitability and pursue the long term success of the Company for our shareholders, depositors, and customers.

The Consent Order includes the following requirements, among others:
•

The Consent Order requires the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. The Bank has not yet met these capital requirements. See further discussion below and in Item 8 of this report in Note 2 of the Consolidated Financial Statements.

•

The Consent Order requires the Bank to charge off all assets or portions of assets classified "Loss" in the most recent FDIC Report of Examination ("ROE") that have not been previously collected or charged off. This was accomplished subsequent to the examination in October, 2009.

•

The Consent Order prohibits the Bank from extending additional credit to, or for the benefit of, any borrower who is already obligated to the Bank on any loan that has been charged off by the Bank, so long as the amount charged off remains uncollected. In addition, the Consent Order prohibits the Bank from extending any additional credit to a borrower who has an uncollected loan that has been classified "Substandard" or "Doubtful", unless the Bank's Board of Directors has determined that extending additional credit to the borrower is in the best interest of the Bank. The Bank has adhered with this requirement.

•

The Consent Order requires the Board of Directors of the Bank upon the issuance of the order and before each quarterly Report of Condition and Income to review the adequacy of the Bank's Allowance for Loan and Lease Losses ("ALLL") and make adjustments needed to provide for an adequate ALLL. The Board has adhered with this requirement.

•

While the Consent Order is in effect, the Bank may not declare or pay any cash dividend without the prior written consent of the FDIC and the OFIR. The Bank did not pay dividends to Macatawa Bank Corporation during 2009 or 2010. In previous periods, dividends from the Bank to Macatawa Bank Corporation were primarily utilized by it to pay dividends on its common and preferred stock and interest on its trust preferred securities. Macatawa Bank Corporation has suspended payment of dividends on common and preferred stock and has deferred interest payments on its trust preferred securities.

The Consent Order also requires the Bank and its Board of Directors to adopt and implement a variety of policies, plans, procedures and practices intended to aid in the safe and sound conduct of the Bank's business. Throughout 2010, the Bank has addressed or taken steps to address the requirements of the Consent Order.

We are implementing a capital plan with various alternatives to reach and maintain the capital levels required by the Consent Order. While the Bank was not able to meet the timeline prescribed by the Consent Order for reaching the required capital levels, tangible progress has been made. Through a combination of improving earnings, effective balance sheet management and disciplined administration non performing assets, we have improved the Bank's total risk-based capital ratio since its low-point at March 31, 2010. The amount of additional qualifying capital needed to comply with the Consent Order has been reduced from $43.2 million at March 31, 2010 to $17.2 million at December 31, 2010. Our goal remains to return the Bank to "well-capitalized" status, and we continue to work closely with the Bank's regulators in our efforts to comply with the terms of the Consent Order. Achievement of the required capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values.

On February 2, 2011, the Company filed a Form S-1 Registration Statement to register shares of our common stock that we intend to offer to our shareholders in a shareholder rights offering and to other investors in a public offering. For more information, see below under the heading "Strategies for Complying with the Consent Order - Capital Raising."

Written Agreement with Macatawa Bank Corporation and its Regulator

Macatawa Bank Corporation has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB") with an effective date of July 23, 2010. Among other things, the Written Agreement provides that Macatawa Bank Corporation: (i) must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) may not declare or pay any dividends without prior FRB approval; (iii) may not take dividends or any other payment representing a reduction in capital from the Bank without prior FRB approval; (iv) may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) may not incur, increase or guarantee any debt without prior FRB approval; (vi) may not purchase or redeem any shares of its stock without prior FRB approval; (vii) must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval. Macatawa Bank Corporation requested and received approval from the FRB to make its third and fourth quarter 2010 interest payments on its $1.65 million in outstanding subordinated debt. Macatawa Bank Corporation has requested approval from the FRB to make its first quarter 2011 interest payment on its subordinated debt, but has not yet received approval. Each quarter Macatawa Bank Corporation intends to continue to submit requests for approval from the FRB to make the next quarter's interest payment on its subordinated debt and is continuing to accrue the interest amounts due. Macatawa Bank Corporation submitted a written capital plan to the FRB for approval in November 2010, but has not yet received approval of the plan.

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

•

The Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. The Bank has not accepted or renewed brokered deposits since November of 2008. A maturity table of deposits issued through brokers is included in Item 8 of this report in Note 8 of the Consolidated Financial Statements. The Bank expects it will be able to fund maturing brokered deposits under its current liquidity contingency program.

Strategies for Complying with the Consent Order

Our strategies to increase the Bank's capital ratios in order to comply with the capital requirements of the Consent Order include the following:
•	Earnings improvements. Our steps to reduce and manage our expenses have included:

•	We reduced staff during 2008 and 2009.
•	We paid no senior management bonuses for 2007 through 2010.
•	We have suspended merit pay increases.
•	We suspended 401(k) plan matching contributions at the beginning of 2010.

These steps, along with other expense reduction measures, have resulted in the removal of approximately $9.0 million from our annualized operating costs since 2008. During 2010, controllable noninterest expenses, excluding nonperforming asset costs and FDIC assessments, were at their lowest quarterly levels in over five years. The management team remains active at exploring on-going cost reduction opportunities as we continue to "right-size" our operations.

•

Suspension of dividends. The Bank did not pay dividends to Macatawa Bank Corporation during 2009 and 2010. In previous periods, dividends from the Bank to Macatawa Bank Corporation were primarily utilized by it to pay dividends on its common and preferred stock and interest on its trust preferred securities. To preserve Bank capital, the Company has suspended dividend payments on its common and preferred stock and the deferral of interest payments on its trust preferred securities.

•

Risk Management and Improvement of Asset Quality. Despite the strain that a continuing soft economy places on the loan portfolio, the Company is committed to managing risk and mitigating loan losses. Tangible steps have been taken to reduce exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards, implement new lending and compliance policies and procedures, and enhance problem loan identification and resolution plans. These steps include increased Board of Directors oversight, specific plans to reduce substandard assets, Audit Committee oversight of the loan review process, establishment of lender accountability procedures, and enhanced loan policies and procedures.

•

Asset Reduction. Total assets were reduced by $251.9 million to $1.58 billion at December 31, 2010 from $1.83 billion at December 31, 2009. The decrease in total assets was largely from a reduction in our loan portfolio from efforts to reduce concentration in certain loan types. We are implementing a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect us. We expect further asset reductions in these areas as we continue to execute this plan.

•

Securities Portfolio Changes. During the second quarter of 2010, we completed the disposition of nearly all of the municipal, corporate and U.S. agency securities in our available-for-sale investment portfolio through sales in the open market. The securities were sold for a total of approximately $105.6 million. The sales were executed as part of our overall strategy to increase our regulatory capital ratios and liquidity. The majority of the proceeds have been initially invested in liquid money market balances with money center banks. We intend to ultimately reinvest the proceeds in higher yielding investment securities when market conditions improve.

•

Capital Raising. We previously increased our capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. During the second and third quarters of 2009, we increased our capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt. See Item 8 of this report in Note 18 of the Consolidated Financial Statements for more information regarding these capital raises.

We also remain active at exploring alternatives to raise new capital. During the fourth quarter of 2009, we engaged an independent consulting firm to assess the risk in our loan portfolio, an important step in supporting our capital planning efforts. On February 2, 2011, we filed a Form S-1 Registration Statement to register shares of our common stock that we intend to offer to our shareholders in a shareholder rights offering and to other investors in a public offering. We have not yet determined the final terms of the offering, including the number and price of shares that we intend to offer and sell in the offering.

This report is not an offer to sell or the solicitation of an offer to buy shares of our common stock or any other securities. Offers and sales of common stock issuable in connection with the offering will only be made by means of a prospectus meeting the requirements of the Securities Act of 1933, as amended, and applicable state securities laws, on the terms and subject to the conditions set forth in such prospectus.

Products and Services

Loan Portfolio

We have historically offered a broad range of loan products to business customers, including commercial and industrial and commercial real estate loans, and to retail customers, including residential mortgage and consumer loans. Given current weak economic conditions and the provisions of the Consent Order, new commercial loan origination activity is significantly lower than it was when economic conditions were stronger. However, select well-managed loan renewal activity for non-real estate loans is taking place. Following is a discussion of our various types of lending activities.

Commercial and Industrial Loans

Our commercial and industrial lending portfolio contains loans with a variety of purposes and security, including loans to finance operations and equipment. Generally, our commercial and industrial lending has been limited to borrowers headquartered, or doing business, in our primary market area. These credit relationships typically require the satisfaction of appropriate loan covenants and debt formulas, and generally require that the Bank be the primary depository bank of the business. These loan covenants and debt formulas are monitored through periodic, required reporting of accounts receivable aging schedules and financial statements, and in the case of larger business operations, reviews or audits by independent professional firms.

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

Commercial Real Estate Loans

Because of the risks associated with this type of lending, combined with the sharp decline in demand for and resulting values of real estate in our market in the last two years, we experienced a significant increase in non-performing loan levels during 2008 and 2009 and the first quarter of 2010 primarily associated with commercial real estate loans. The increase in nonperforming loan balances is more fully discussed in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

This portfolio has been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values have resulted in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers. We curtailed this type of lending in 2008. During 2009 and 2010, we also made a significant effort to reduce exposure to residential land development and other construction and development loans. We have also established goals to further reduce this exposure in 2011.

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

During 2010, we sold the majority of our loan originations in the secondary market to support our goal of shrinking the loan portfolio and preserving capital. We retained loans representing only approximately 10% of the dollar volume originated. During 2009, our ability to originate and sell mortgages was limited to some extent by disruptions in the secondary market and our loss of business relationships with certain companies that have historically purchased our mortgages. However, relationships were established with new investors in 2010, allowing us to continue our historical practice of originating and selling most of our fixed rate mortgage loan volume.

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
(Dollars in thousands)	Year Ended December 31
	2010		2009		2008		2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$133,228	11%	$162,615	11%	$237,108	13%	$258,205	15%	$277,486	16%
Real estate - mortgage	535,961	44%	640,437	42%	690,525	39%	676,879	38%	659,643	39%
Commercial and industrial	264,679	22%	369,523	24%	451,826	26%	451,863	26%	442,563	26%
Total Commercial	933,868	77%	1,172,575	77%	1,379,459	78%	1,386,947	79%	1,379,692	81%
Residential mortgage	135,227	11%	163,074	11%	203,954	11%	174,729	10%	142,739	8%
Consumer	148,101	12%	175,167	12%	190,650	11%	188,956	11%	189,019	11%
Total loans	$1,217,196	100%	$1,510,816	100%	$1,774,063	100%	$1,750,632	100%	$1,711,450	100%
Less:
Allowance for loan losses	(47,426)		(54,623)		(38,262)		(33,422)		(23,259)
Total loans receivable, net	$1,169,770		$1,456,193		$1,735,801		$1,717,210		$1,688,191

(1)	Consists of construction and development loans.

At December 31, 2010, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2010 which, based on remaining scheduled repayments of principal, are due in the periods indicated.
(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$116,158	$14,919	$2,151	$133,228
Real estate - mortgage	155,454	311,576	68,931	535,961
Commercial and industrial	142,709	109,421	12,549	264,679
Total Commercial	414,321	435,916	83,631	933,868
Residential mortgage	9,211	4,742	121,274	135,227
Consumer	15,333	60,295	72,473	148,101
Total Loans	$438,865	$500,953	$277,378	$1,217,196
Loans above:
With predetermined interest rates	$204,498	$311,258	$45,774	$561,530
With floating or adjustable rates	556,189	23,941	775	580,905
Total (excluding nonaccrual loans)	$760,687	$335,199	$46,549	$1,142,435
Nonaccrual loans				74,761
Total Loans				$1,217,196

(1)	Consists of construction and development loans.

Nonperforming Assets

The following table shows the composition and amount of our nonperforming assets.
	December 31
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans	$74,761	$95,725	$89,049	$70,999	$5,811
Loans 90 days or more delinquent and still accruing	600	8,160	3,200	2,872	16,479
Total nonperforming loans (NPLs)	75,361	103,885	92,249	73,871	22,290
Foreclosed assets	57,984	37,184	19,516	5,704	3,212
Repossessed assets	50	124	306	172	81
Total nonperforming assets (NPAs)	133,395	141,193	112,071	79,747	$25,583
Accruing restructured loans (ARLs) (1)	25,395	18,000	---	---	---
Total NPAs and ARLs	$158,790	$159,193	$112,071	$79,747	$25,583
NPLs to total loans	6.19%	6.88%	5.20%	4.22%	1.30%
NPAs to total assets	8.45%	7.71%	5.21%	3.75%	1.23%

(1)

Comprised of approximately $12.1 million and $7.9 million of commercial loans and $13.3 million and $10.1 million of residential mortgage loans at December 31, 2010 and 2009 whose terms have been restructured. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Interest income totaling $2.7 million was recorded in 2010 on loans that were on a non-accrual status or classified as restructured as of December 31, 2010. Additional interest income of $2.8 million would have been recorded during 2010 on these loans had they been current in accordance with their original terms. The elevated levels of nonperforming loan balances in 2010 and 2009 and information about our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2010 that were classified as substandard or worse per our internal risk rating system not included in the nonperforming assets table above that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition." At December 31, 2010, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

The following is a summary of our loan balances at the end of each period and the daily average balances of these loans. It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.
	December 31
(Dollars in thousands)	2010	2009	2008	2007	2006
Loans:
Average daily balance of loans for the year	$1,360,548	$1,637,143	$1,762,102	$1,725,453	$1,635,391
Amount of loans outstanding at end of period	1,217,196	1,510,816	1,774,063	1,750,632	1,711,450
Allowance for loan losses:
Balance at beginning of year	$54,623	$38,262	$33,422	$23,259	$20,992
Addition to allowance charged to operations	22,460	74,340	37,435	15,750	7,715
Loans charged-off:
Real estate - construction (1)	(9,768)	(29,237)	(15,754)	(457)	(384)
Real estate - mortgage	(11,499)	(17,952)	(11,005)	(2,084)	(97)
Commercial and industrial	(7,400)	(10,632)	(5,651)	(2,524)	(5,120)
Total Commercial	(28,667)	(57,821)	(32,410)	(5,065)	(5,601)
Residential mortgage	(1,364)	(613)	(223)	(139)	(138)
Consumer	(1,806)	(1,508)	(684)	(716)	(315)
	(31,837)	(59,942)	(33,317)	(5,920)	(6,054)

Recoveries:
Real estate - construction (1)	613	142	310	7	---
Real estate - mortgage	663	157	8	5	5
Commercial and industrial	694	1,608	348	251	394
Total Commercial	1,970	1,907	666	263	399
Residential mortgage	115	13	28	2	10
Consumer	95	43	28	68	197
	2,180	1,963	722	333	606
Net charge-offs	(29,657)	(57,979)	(32,595)	(5,587)	(5,448)
Balance at end of year	$47,426	$54,623	$38,262	$33,422	$23,259
Ratios:
Net charge-offs to average loans outstanding	2.18%	3.54%	1.85%	0.32%	0.33%
Allowance for loan losses to loans
outstanding at year end	3.90%	3.62%	2.16%	1.91%	1.36%
Allowance for loan losses to nonperforming
loans at year end	62.93%	52.58%	41.48%	45.24%	104.34%

(1)	Consists of construction and development loans.

Additional information about our allowance for loan losses, including the factors which influenced management's judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Allocation of the Allowance for Loan Losses

The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.
(Dollars in thousands)	Year Ended December 31
	2010		2009		2008		2007		2006
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and
commercial real estate	$42,011	77%	$ 51,856	77%	$ 35,427	78%	$ 31,132	79%	$ 21,417	81%
Residential mortgage	2,155	11%	1,263	11%	982	11%	699	10%	502	8%
Consumer	3,260	12%	1,504	12%	1,853	11%	1,591	11%	1,340	11%
Total	$ 47,426	100%	$ 54,623	100%	$ 38,262	100%	$ 33,422	100%	$ 23,259	100%

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

Before November of 2008, we purchased brokered deposits to supplement funding needs from time to time. These are time accounts originated outside of our local market area. Brokered deposits comprised approximately 4% of total deposits at December 31, 2010 and approximately 15% at December 31, 2009. The Bank has not accepted or renewed brokered deposits since November of 2008.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in this Item 1 under the heading "Regulatory Developments - Deposits and Other Funding Activities," and is here incorporated by reference.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid (dollars in thousands).
	2010		2009
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$238,974	---	$202,978	---
Interest bearing demand	224,843	0.3%	238,372	0.6%
Savings and money market accounts	315,640	0.6%	391,758	0.7%
Time	534,429	2.8%	730,358	3.7%
Total deposits	$1,313,886	1.3%	$1,563,466	2.0%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2010 (dollars in thousands)

Three months or less	$31,401
Over 3 months through 6 months	54,691
Over 6 months through 1 year	52,987
Over 1 year	53,578
Total	$192,657

As of the date of this report, the Bank had no material foreign deposits.

Securities Portfolio

Our securities portfolio is classified as either "available for sale" or "held to maturity." Securities classified as "available for sale" may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs.

The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates. We have generally invested in bonds with lower credit risk; primarily those secured by government agencies or insured municipalities, to assist in the diversification of credit risk within our asset base. We have not experienced any credit losses within our investment portfolio.

The following table reflects the composition of our securities portfolio as of the dates indicated.
(Dollars in thousands)	Year Ended December 31
	2010	2009
U.S. Treasury and U.S. Government Agencies	$8,109	$71,110
Tax-exempt state and municipal bonds	83	52,148
Corporate bonds	---	5,245
Other equity securities	1,011	1,001
Total	$9,203	$129,504

At December 31, 2010, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2010.
(Dollars in thousands)	Due Within One Year		One to Five Years			Five to Ten Years		After Ten Years		No Contractual Maturity
	Amount	Weighted Average Yield	Amount		Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount		Weighted Average Yield
U.S. Treasury and U.S.
Government Agencies	$8,010	0.25%	$	---	---	$21	8.50%	$78	2.93%	$	---	---
Tax-exempt state and
municipal bonds (1)	83	5.89%		---	---	---	---	---	---		---	---
Corporate bonds	---	---		---	---	---	---	---	---		---	---
Other equity securities	---	---		---	---	---	---	---	---		1,011	3.52%
Total (1)	$8,093	0.31%	$	---	---	$21	8.50%	$78	2.93%		$1,011	3.52%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We began offering trust services in January 1999 to further provide for the financial needs of our customers. As of December 31, 2010, the Trust Department managed assets of approximately $599.4 million. Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services. As of December 31, 2010, personal trust assets under management totaled approximately $433.6 million. Our retirement plan services provide all types of qualified retirement plans, including profit sharing, 401(k) and pension plans. As of December 31, 2010, retirement plan assets under management totaled approximately $165.8 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in Western Michigan. This area includes two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan. Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences, tourism, office and home furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies. Grand Valley State University, a 24,000-student regional university with nearly 2,000 employees, has its three main campuses in our market area. GVSU and several smaller colleges and university affiliates located in our market area help stabilize the local economy because they are not as sensitive to the fluctuations of the broader economy. Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Johnson Controls, General Motors, Gerber, SPX, Magna, and Meijer.

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

Employees

As of December 31, 2010, we had 382 full-time equivalent employees consisting of 327 full-time and 95 part-time employees. We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service. The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience. None of our employees are represented by collective bargaining agreements with us.

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

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to us and our bank establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC's deposit insurance fund, our depositors, and the public, rather than our shareholders.

Federal law and regulations establish supervisory standards applicable to our lending activities, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Recent Developments

Dodd-Frank Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection ("BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

Deposit Insurance: The FDIC has finalized changes to its deposit insurance assessment base effective April 1, 2011, which will use average assets as the base instead of quarterly deposits. Additional information about these changes may be found in this Item 1 below under the heading "Macatawa Bank - Deposit Insurance."

As a result of provisions of the Dodd-Frank Act, all funds in a "noninterest-bearing transaction account" are insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. The increase in maximum deposit insurance coverage to $250,000 was made permanent under the Dodd-Frank Act.

Debit Card Interchange Fees and Routing: The Federal Reserve Board on December 16, 2010 issued a proposal to implement a provision in the Dodd-Frank Act that requires it to set debit-card interchange fees so they are "reasonable and proportional" to the cost of the transaction. If finalized as proposed, the rule could result in a significant reduction in banks' debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion, there is concern that the price controls will harm community banks, such as Macatawa Bank, which will be pressured by the marketplace to lower their own interchange rates.

Macatawa Bank Corporation

General. Macatawa Bank Corporation is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, Macatawa Bank Corporation is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of our operations and such additional information as the Federal Reserve Board may require.

In accordance with Federal Reserve Board policy, Macatawa Bank Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not do so absent such policy. In addition, if the OFIR deems the Bank's capital to be impaired, the OFIR may require the Bank to restore its capital by a special assessment upon Macatawa Bank Corporation as the Bank's sole shareholder. If Macatawa Bank Corporation were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by Macatawa Bank Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

As discussed in this Item 1 under the heading "Regulatory Developments," Macatawa Bank Corporation has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago with an effective date of July 23, 2010. This information is here incorporated by reference.

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

The merger or consolidation of the Bank with another bank, or the acquisition by the Bank of assets of another bank, or the assumption of liability by the Bank to pay any deposits of another bank, will require the prior written approval of the responsible federal depository institution regulatory agency under the Bank Merger Act. In addition, in certain such cases, an application to, and the prior approval of, the Federal Reserve Board under the BHCA or the OFIR under the Michigan Banking Code, may be required.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other items, be denied approval to acquire or establish additional banks or non-bank businesses.

Additional information on our capital ratios may be found in Item 7 of this report under the heading "Capital Resources" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Dividends. Macatawa Bank Corporation is a corporation separate and distinct from the Bank. Most of our revenues are dividends paid by the Bank. Thus, Macatawa Bank Corporation's ability to pay dividends to our shareholders is indirectly limited by restrictions on the Bank's ability to pay dividends described below. Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company should not pay cash dividends if its net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends, its prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition, or it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over our bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the FDIC to restrict the payment of dividends to Macatawa Bank Corporation by our bank if it fails to meet specified capital levels.

In addition, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, like Macatawa Bank Corporation, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.

Macatawa Bank Corporation previously suspended the payment of dividends on common and preferred stock and deferred interest payments on trust preferred securities. Additional information regarding the suspension of dividends and deferral of interest payments may be found in Item 5 of this report, Item 7 of this report under the heading "Capital Resources" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Changes in Directors and Senior Executive Officers. Macatawa Bank Corporation and the Bank have each been advised by their federal bank regulators that they are deemed to be in troubled condition. As a result, Macatawa Bank Corporation and the Bank must each (i) provide their federal bank regulator with at least 30 days' prior notice before appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer; and (ii) obtain the approval of their federal bank regulator before making (or agreeing to make) any severance payments (except pursuant to a qualified pension or retirement plan and certain other employee benefit plans). These regulatory requirements could make it more difficult for us to retain and hire qualified senior management.

Federal Securities Regulation. Our common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. We are subject to the Sarbanes-Oxley Act, which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the U.S. public markets. We are generally subject to these requirements and applicable SEC rules and regulations.

Macatawa Bank

General. Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC. As a DIF-insured Michigan-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIR, as the chartering authority for Michigan banks, and the FDIC, as administrator of DIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

On February 22, 2010, the Bank entered into a Consent Order with the FDIC and OFIR. Additional information regarding the Consent Order may be found in this Item 1 of the report under the heading "Regulatory Developments," and is here incorporated by reference.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions categorized as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are categorized as less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC is required to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50%. The FDIC is allowed to manage the pace at which the reserve ratio varies within this range. Due to recent disruptions in the financial markets and the large numbers of bank failures in the last year, the DRR has fallen below 1.15%. The FDIC has adopted an Amended Restoration Plan which established the time within which the reserve ratio must be returned to 1.15% to seven years. The FDIC imposed a special assessment on all insured depository institutions that was collected on September 30, 2009. The FDIC may impose additional special assessments under certain circumstances. Additionally, in the fourth quarter of 2009, insured institutions were required to prepay their estimated risk-based assessments for all of 2010, 2011 and 2012 based on a 5% annual growth rate. Effective January 1, 2011, annual assessment rates will uniformly increase by 3 basis points.

Effective April 1, 2009, most well-capitalized banks pay 12 to 16 basis points annually, increasing to 45 basis points for banks that pose significant supervisory concerns. This base rate may be adjusted based upon the level of unsecured debt, secured liabilities or brokered deposits, as defined, resulting in adjusted rates ranging from 7 to 24 basis points annually for most well capitalized banks and 40 to 77.5 basis points annually for banks that pose significant supervisory concerns. We estimate our annual assessment rate for the first quarter of 2011 to be 32 basis points.

The FDIC has finalized changes to its deposit insurance assessment base effective April 1, 2011, which will use average assets as the base instead of quarterly deposits. Under this new calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing to 35 basis points for banks that post significant supervisory concerns. This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns. We estimate our annual assessment rate under these new guidelines to be 23 basis points.

FICO Assessments. The Bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC insured non-member banks, such as the Bank: a leverage requirement consisting of a ratio of Tier 1 capital to total average assets and a risk-based capital requirement consisting of a ratio of total capital to total risk-weighted assets. Tier 1 capital consists principally of shareholders' equity.

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

Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. As long as the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized" regardless of actual capital levels. As of the date of this report, the Bank was categorized as "adequately capitalized." The Consent Order requires the Bank, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. Additional information regarding our ability to achieve these capital levels may be found in this Item 1 under the heading "Regulatory Developments," and is here incorporated by reference. Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net income after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

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

Additional information about restrictions on payment of dividends by the Bank may be found in this Item 1 under the heading "Regulatory Developments" and in Item 8 of this report in Notes 1 and 18 to the Consolidated Financial Statements, and is here incorporated by reference.

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

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of OFIR, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan. A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

ITEM 1A:	Risk Factors.

Risks related to the our Business

Other than the last three quarters of 2010, our results of operations have not been profitable in recent periods and we may incur additional losses during 2011.

We were profitable in the second, third and fourth quarters of 2010, but we had posted a high net consolidated loss in each of the preceding six consecutive quarters, and a total consolidated net loss during that time period of $123.5 million. Net income for the second quarter of 2010 was largely due to a $2.7 million gain on the sale of securities. Net income for the fourth quarter was impacted by a $574,000 gain on the sale of a bank owned property. The last three quarters of 2010 were positively affected by reductions in the allowance for loan losses. Total nonperforming assets as of December 31, 2010 remained high and related costs were elevated as well. There is no assurance that our results of operations will stay profitable in the short term or at all. We have recorded provisions for loan losses of $22.5 million and $74.3 million for the years ended December 31, 2010 and 2009. Costs associated with the administration and disposition of nonperforming assets were $15.4 million and $11.4 million for the years ended December 31, 2010 and 2009. In light of the current economic environment, significant additional provisions for loan losses and nonperforming asset costs may yet be necessary. As a result, we may incur significant additional credit costs in 2011 or beyond, which could adversely impact our financial condition, results of operations, and the value of our common stock.

Our past operating results may not be indicative of its future operating results.

Our strategic direction and focus has turned from growth to improving our internal operations, including complying with the Bank's Consent Order, working out of our problem loans and assets and returning to profitable operations. We will not be able to achieve the historical rate of growth we experienced prior to the 2008 economic downturn, may not even be able to grow our business at all and may be forced to continue to shrink assets to maintain regulatory capital ratios. Various factors, many of which are discussed in more detail in the risk factors below, that may impede or prohibit our ability to grow include the impact of elevated levels of nonperforming assets, the inability to maintain or access additional capital and liquidity sources, economic conditions, regulatory and legislative considerations and competition. If we experience a significant decrease in our size, the our results of operations and financial condition could be adversely affected due to the percentage of our operating costs being fixed expenses.

Our elevated level of nonperforming assets and other problem loans could continue to have an adverse effect on our results of operations and financial condition.

Our nonperforming assets were approximately $133.4 million (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more at December 31, 2010). These elevated levels could continue to negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets. Until these elevated levels of problem assets are reduced, we could continue to record operating losses that further materially deteriorate the our financial condition and reduce capital levels, further exposing us to additional risk factors discussed below.

National, state and local economic conditions could have a material adverse effect on our results of operations and financial condition.

The results of operations for financial institutions, including our Bank, may be materially and adversely affected by changes in prevailing national, state and local economic conditions. Our profitability is heavily influenced by the quality of our loan portfolio and the stability of our deposits. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in Ottawa, Kent and Allegan Counties of Western Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of the our customers to repay loans, the value of the collateral securing loans and the stability of the our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, or credit markets or other factors could impact national as well as these local economic conditions and, in turn, have a material adverse effect on our results of operations and financial condition.

Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on our earnings and overall financial condition, as well as the value of our common stock. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which could have an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions. Federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our regulatory capital ratios, net income, financial condition and results of operations.

Macatawa Bank Corporation has only limited cash and cash equivalents available at the holding company level. If its cash and cash equivalents are exhausted and it is unable to access additional funds through capital raising efforts or other funding sources, it could be unable to meet its financial obligations as they came due rendering the Company insolvent.

At December 31, 2010, Macatawa Bank Corporation held at the holding company level cash and cash equivalents of $579,000 compared to $1,143,000 at December 31, 2009. As of the date of this report, Macatawa Bank Corporation anticipates that its cash and cash equivalents could be exhausted, unless it is able to access additional funds through capital raising efforts or other funding sources. If Macatawa Bank Corporation's cash and cash equivalents are exhausted, it would be unable to meet its financial obligations as they came due rendering Macatawa Bank Corporation insolvent. If Macatawa Bank Corporation were to become insolvent, it could be subject to voluntary or involuntary bankruptcy or similar insolvency proceedings and its business, financial condition and results of operations would be materially and adversely affected.

If the condition of the Bank's loan portfolio worsens, its ability to borrow funds from the Federal Home Loan Bank and Federal Reserve Bank could be adversely affected, which could materially adversely affect the Bank's liquidity position.

As part of its liquidity management, the Bank borrows funds from the Federal Home Loan Bank and has the ability to borrow from the Federal Reserve Bank. The borrowed funds are collateralized by certain investment securities and qualifying residential and commercial real estate loans. The Bank is permitted to borrow an amount of funds up to a certain percentage of the total investment securities and loans pledged as collateral. The Federal Home Loan Bank and Federal Reserve Bank will not accept as collateral any loan that is rated as a 5 or worse on our internal loan grading system. If the quality of the Bank's loan portfolio worsens, the Bank could have fewer loans eligible to be pledged as collateral for borrowed funds, reducing the total amount of available funds that the Bank is permitted to borrow. A reduction in the total amount of the available funds that the Bank is permitted to borrow from the Federal Home Loan Bank and Federal Reserve Bank could materially adversely affect the Bank's liquidity position.

The Bank cannot accept, renew or roll over brokered deposits without a waiver from the FDIC, which could materially adversely affect the Bank's liquidity position.

Because the Bank is subject to a Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As of the date of this report, the Bank was categorized as "adequately capitalized." As a result, the Bank cannot accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC. It is not likely that the Bank will be granted a waiver of this prohibition. At December 31, 2010, the Bank's brokered deposits totaled $48.2 million and represented 4% of deposits. If the Bank is not able to replace the funding required for maturing brokered deposits, the Bank's liquidity position could be materially adversely affected.

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, operating expenses and capital expenditures. Liquidity of the Bank is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources. Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity. An inability to retain the current level of deposits, including the loss of one or more of the Bank's larger deposit relationships, could have a material adverse effect on the Bank's liquidity. Our access to funding sources in amounts adequate to finance activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of the business activity due to a market down turn or regulatory action that limits or eliminates access to alternate funding sources, including brokered deposits discussed above. Our ability to borrow could also be impaired by factors that are nonspecific to the Company, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

We are not in compliance with the Consent Order. This could result in enforcement action against us.

The Bank is subject to a Consent Order with the FDIC and OFIR. The Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. The Bank was not in compliance with these capital ratios at December 31, 2010. We are evaluating alternatives to reach and maintain the capital levels required by the Consent Order. Achievement of these capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values. A failure to raise additional capital to satisfy the capital levels required by the Consent Order could materially adversely affect our ability to maintain our current level of assets and to further expand our operations through organic growth. In addition, the Bank could become subject to an enforcement action, which could result in removal of directors, officers, employees and institution affiliated parties, and the imposition of civil money penalties and even ultimately closure of the Bank.

Failure to comply with the Written Agreement could result in enforcement proceedings.

Macatawa Bank Corporation is subject to a Written Agreement with the FRB. The failure to comply with the terms of the Written Agreement could result in proceedings to enforce the Written Agreement. Such proceedings could result in removal of directors, officers, employees and institution affiliated parties, and the imposition of civil money penalties.

A pending SEC investigation may subject us to significant costs and could divert management attention.

We have been fully cooperating with the SEC, which is conducting a non-public fact-finding investigation into the circumstances surrounding the Company's restatement of earnings for the quarter ended June 30, 2008 and our decision to revise its previously announced financial results for the quarter ending June 30, 2009. The SEC has not provided us with notice asserting that any violations of the securities laws have occurred, but there can be no assurance as to the outcome of its investigation. We have already incurred, and expect to continue to incur, significant legal expenses arising from the investigation. If the SEC were to institute legal action, we could face fines and penalties in an amount that could be material and we could be required to take remedial actions determined by the SEC or a court.

Our construction and development lending has exposed us to significant risks and has resulted in a disproportionate amount of the increase in our provision for loan losses in recent periods.

Construction and development loans consist of loans to commercial customers for the construction of their business facilities. They also include construction loans to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments. This portfolio has been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values have resulted in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses if independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects. The Company curtailed this type of lending in 2008. During 2009 and 2010, we also made a significant effort to reduce our exposure to residential land development and other construction and development loans.

Construction and development loans have contributed disproportionately to the increase in our provisions for loan losses in recent periods. As of December 31, 2010, we had approximately $95.7 million in loans to residential developers, or approximately 7.8% of our loan portfolio. Approximately $28.9 million, or 49.8%, of our net charge-offs during 2009 and approximately $9.2 million, or 31.0%, of our net charge-offs during 2010 were attributable to construction and development loans. Further deterioration in our construction and development loan portfolio could result in additional increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. As of December 31, 2010, we had approximately $669.2 million of commercial real estate loans outstanding, which represented approximately 55% of our loan portfolio. As of that same date, we had approximately $135.2 million in residential real estate loans outstanding, or approximately 11% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to significant increases in our nonperforming loans, charge-offs, and decreases in our income.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $933.9 million at December 31, 2010, comprising approximately 77% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $95.7 million and $153.3 million at December 31, 2010 and 2009. There continues to be a general slowdown in the housing market in our market area, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the deterioration in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.

We may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios. In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, while we have not yet been required to repurchase such loans, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

The Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's and the Bank's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant, and could adversely impact our results of operations, financial condition or liquidity.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. We are subject to extensive regulation by the Federal Reserve, the FDIC and OFIR, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

We could be adversely affected by the soundness of other financial institutions, including defaults by larger financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. We have exposure to multiple counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Bank or by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.

The Bank may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The reserve ratio may continue to decline in the future. In addition, the limit on FDIC coverage has been increased to $250,000. These developments have caused the premiums assessed to the Bank by the FDIC to increase. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates could have an adverse impact on our results of operations.

The proposed offering of our common stock may increase the risk of an "ownership change" for purposes of Section 382 of the Internal Revenue Code, which may materially impair our ability to use our deferred tax assets.

On February 2, 2011, we filed a Form S-1 Registration Statement to register shares of our common stock that we intend to offer to our shareholders in a shareholder rights offering and to other investors in a public offering. For more information, see above under the heading "Strategies for Complying with the Consent Order - Capital Raising."

At December 31, 2010, our net deferred tax asset was $25.6 million (before valuation allowance). Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate, which is currently 4.47% for ownership changes occurring in February 2011.

The offering could cause us to experience an "ownership change" as defined for U.S. federal income tax purposes. Even if the offering does not cause us to experience an "ownership change," the issuance of our shares of common stock in the offering materially increases the risk that we could experience an "ownership change" in the future. As a result, issuances or sales of common stock or other securities in the future, or certain other direct or indirect changes in ownership, could result in an "ownership change" under Section 382 of the Code.

In the event an "ownership change" were to occur, we could realize a permanent loss of a significant portion of our U.S. federal deferred tax assets (related to net operating loss carryforwards) and lose certain built-in losses that have not been recognized for tax purposes. The amount of the permanent loss would depend on the size of the annual limitation (which is in part a function of our market capitalization at the time of an "ownership change") and the remaining carry forward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years).

Due to the losses incurred in recent years and in the first quarter of 2010, we continue to maintain a full valuation allowance on our entire deferred tax asset. If an "ownership change" had occurred on December 31, 2010, there would have been no direct financial impact because the asset is fully reserved, however, the ownership change would have affected the amount of valuation allowance we may be able to reverse in the future.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our management team and other key personnel. Losing the services of one or more key members of our management team could adversely affect our operations.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.

If we fail to identify and remediate control deficiencies, it is possible that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. In addition, any failure or circumvention of our other controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.

We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation or cause us to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact our results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Our management considers a wide range of factors about the security issuer and uses reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

We depend upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, we may rely on information provided to it by its customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial condition and results of operations could be negatively impacted to the extent that we extend credit in reliance on financial statements or other information provided by customers that is false or misleading.

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

Risks associated with the Company's stock

Our ability to pay dividends is limited and we may be unable to pay future dividends.

We have suspended payment of dividends on our preferred and common stock in order to preserve capital and we do not expect to resume payment of dividends in the near term. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient regulatory capital. The ability of the Bank to pay dividends to Macatawa Bank Corporation is limited by its obligation to maintain sufficient capital and by other general restrictions on dividends that are applicable to us. Under Michigan law, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $39.8 million at December 31, 2010.

Additional information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings "Regulatory Developments" and "Supervision and Regulation," in Item 7 of this report under the under the heading "Capital Resources" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in Notes 1 and 18 to the Consolidated Financial Statements, and is here incorporated by reference.

The market price of our common stock can be volatile, which may make it more difficult to resell our common stock at a desired time and price.

Stock price volatility may make it more difficult for a shareholder to resell our common stock when a shareholder wants to and at prices a shareholder finds attractive or at all. Our stock price can fluctuate significantly in response to a variety of factors, regardless of operating results. These factors include, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors' or analysts' perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;
•	Regulatory developments;
•	Interest rate changes or credit loss trends;
•	Trading volume in our common stock;
•	Market conditions; and
•	General economic conditions.

We may issue additional shares of our common stock in the future, which could dilute a shareholder's ownership of common stock.

Our articles of incorporation authorize our Board of Directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of Company common stock. To the extent that we issue options or warrants to purchase common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of our common or preferred stock.

Because of our capital requirements, we may find it necessary to sell common stock to raise capital under circumstances and at prices which result in extreme dilution.

Although publicly traded, our common stock has substantially less liquidity than the average liquidity of stocks listed on the NASDAQ Global Select Market.

Although our common stock is listed for trading on the NASDAQ Global Select Market, our common stock has substantially less liquidity than the average liquidity for companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This marketplace depends on the individual decisions of investors and general economic and market conditions over which we have no control. This limited market may affect a shareholder's ability to sell shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price of our common stock. For these reasons, our common stock should not be viewed as a short-term investment.

Our common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity. Investment in our common stock is subject to risk, including possible loss.

We may issue debt and equity securities that are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

We have in the past and may in the future increase its capital by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the Company's liquidation, its lenders and holders of its debt securities would receive a distribution of the Company's available assets before distributions to the holders of Company common stock. The Company's decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond its control. The Company cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of Company common stock and dilute a shareholder's interest in the Company.

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

Additional information about the Warrants and the preferred stock may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements and is here incorporated by reference.

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

If an entity holds as little as a 5% interest in our outstanding securities, that entity could, under certain circumstances, be subject to regulation as a "bank holding company."

Any entity, including a "group" composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the Bank Holding Company Act of 1956, as amended (the "BHC Act"). In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of our outstanding securities and (ii) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding securities. Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.
ITEM 1B:	Unresolved Staff Comments.

None.

ITEM 2:	Properties.

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan. Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424. Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured. Our facilities as of February 24, 2011, were as follows:
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

As of the date of this report, there are no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which Macatawa Bank Corporation or the Bank are a party or of which any of our properties are the subject.
ITEM 4:	[Reserved]

By SEC rule, Item 4 of Form 10-K has been removed and reserved.

PART II
ITEM 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Global Select Market under the symbol MCBC. High and low closing prices (as reported on the Nasdaq Global Select Market) of, and the amount of dividends declared on, our common stock for each quarter for the years ended December 31, 2010 and 2009 are set forth in the table below.

	2010			2009
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$2.08	$1.50	$ ---	$3.94	$1.70	$ ---
Second Quarter	$2.78	$1.10	$ ---	$3.95	$2.82	$ ---
Third Quarter	$1.83	$1.12	$ ---	$3.07	$2.18	$ ---
Fourth Quarter	$4.13	$1.46	$ ---	$2.70	$1.56	$ ---

On February 23, 2011, there were approximately 705 owners of record and, in addition, approximately 6,828 beneficial owners of our common stock.

Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference. Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings "Regulatory Developments" and "Supervision and Regulation," in Item 7 of this report under the under the heading "Capital Resources" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in Notes 1 and 18 to the Consolidated Financial Statements, and is here incorporated by reference.

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

(Dollars in thousands, except per share data)	As of and For the Year Ended December 31
	2010		2009		2008	2007	2006
Financial Condition
Total assets		$1,578,261		$1,830,172	$2,149,372	$2,132,973	$2,074,816
Securities		9,203		129,504	186,516	203,415	201,257
Loans		1,217,196		1,510,816	1,774,063	1,750,632	1,711,450
Deposits		1,276,620		1,416,337	1,665,761	1,523,553	1,667,557
Long term debt		42,888		42,888	41,238	41,238	41,238
Other borrowed funds		185,336		278,023	284,790	354,052	192,018
Shareholders' equity		67,842		87,991	149,213	160,625	156,849
Share Information*
Basic earnings (loss) per common share		$(1.01)		$(3.81)	$(2.33)	$.54	$1.17
Diluted earnings (loss) per common share		(1.01)		(3.81)	(2.33)	.54	1.14
Book value per common share		1.96		3.10	6.91	9.47	9.19
Tangible book value per common share		1.94		3.07	6.88	7.82	7.73
Dividends per common share	$	---	$	---	$.26	$.51	$.46
Dividend payout ratio		---		---	(11.16)%	94.44%	40.35%
Average dilutive common shares outstanding		17,686,362		17,449,943	17,044,893	17,305,770	17,381,120
Common shares outstanding at end of period		17,679,621		17,698,108	17,161,515	16,968,398	17,067,350
Operations
Interest income		$76,003		$95,878	$116,075	$139,372	$133,506
Interest expense		25,436		43,085	57,944	76,456	66,089
Net interest income		50,567		52,793	58,131	62,916	67,417
Provision for loan losses		22,460		74,340	37,435	15,750	7,715
Net interest income (loss) after provision
for loan losses		28,107		(21,547)	20,696	47,166	59,702
Total noninterest income		18,023		16,697	18,144	16,098	14,177
Total noninterest expense		62,681		67,391	86,067	50,259	44,913
Income (loss) before tax		(16,551)		(72,241)	(47,227)	13,005	28,966
Federal income tax		1,303		(8,600)	(8,373)	3,736	9,135
Net income (loss)		(17,854)		(63,641)	(38,854)	9,269	19,831
Dividend declared on preferred shares		---		2,870	817	---	---
Net income (loss) available to common shares		$(17,854)		$(66,511)	$(39,671)	$9,269	$19,831
Performance Ratios
Return on average equity		(24.99)%		(50.60)%	(24.06)%	5.63%	13.09%
Return on average assets		(1.08)		(3.16)	(1.82)	.44	1.01
Yield on average interest-earning assets		4.93		5.10	5.86	7.11	7.26
Cost on average interest-bearing liabilities		1.88		2.56	3.23	4.32	4.01
Average net interest spread		3.05		2.54	2.63	2.79	3.25
Average net interest margin		3.28		2.82	2.94	3.21	3.67
Efficiency ratio		91.39		96.98	112.84	63.61	55.04
Capital Ratios
Period-end equity to assets		4.30%		4.81%	6.94%	7.53%	7.56%
Average equity to average assets		4.30		6.24	7.58	7.83	7.69
Total risk-based capital ratio (Parent)		9.65		9.23	11.26	10.68	10.85
Credit Quality Ratios
Allowance for loan losses to total loans		3.90%		3.62%	2.16%	1.91%	1.36%
Nonperforming assets to total assets		8.45		7.71	5.21	3.75	1.23
Net charge-offs to average loans		2.18		3.54	1.85	.32	.33

Retroactively adjusted to reflect the effect of all stock splits and dividends.

ITEM 7:	Management's Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of results of operations and financial condition contains forward-looking statements. Please refer to the discussion of forward-looking statements at the beginning of this report.

The following section presents additional information to assess our results of operations and financial condition. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this Annual Report.

OVERVIEW

Macatawa Bank Corporation is a Michigan corporation and a registered holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with deposit accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in our Consolidated Financial Statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements.

At December 31, 2010, we had total assets of $1.58 billion, total loans of $1.22 billion, total deposits of $1.28 billion and shareholders' equity of $67.8 million. While we recognized a net loss of $17.9 million for 2010, it was substantially improved compared to the prior two years, and we experienced three consecutive quarters of net income to end 2010. The weak local and national economic conditions that have persisted over the past few years contributed to the $38.9 million and $63.6 million of operating losses we reported during 2008 and 2009 and the $21.1 million loss in the first quarter of 2010. The losses for each period were largely attributable to loan losses, lost interest on non-performing assets and rising costs of administering problem assets associated with the rapid increase in problem loans and other real estate assets. The results for 2009 also included a non-cash charge of $18.0 million included in federal income tax expense associated with the establishment of a valuation allowance for deferred tax assets and the results for 2008 included non-cash, after tax impairment charges for goodwill and intangible assets of $27 million. There will be no further negative affect on our results of operations associated with deferred tax assets or goodwill, as these assets have been written off or reserved for in their entirety.

As a result of our losses, in 2009, our Board of Directors significantly changed our strategic direction to focus on improving our internal operations and working out of our problem loans and assets. The Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles that comply with regulatory standards. The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies. In addition, the Board of Directors added experienced members during the year to provide further oversight and guidance to the Company. These efforts are reflected in the results for 2010 with lower levels of chargeoffs and provision for loan losses, reductions in operating expenses and reduction in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios. As of the date of this report, the Bank was categorized as "adequately capitalized" under applicable regulatory guidelines.

During the course of the audit procedures for 2009, our independent registered accounting firm for the year ended December 31, 2009, Crowe Horwath LLP, identified certain deficiencies in our credit administration and allowance for loan loss process that we and they determined constituted a "material weakness" in internal control over financial reporting at December 31, 2009.  Also at December 31, 2009, Crowe Horwath LLP determined that there was substantial doubt about our ability to continue as a going concern.  As discussed above and throughout this document, significant improvements in our processes and our financial results and financial condition occurred during the year ended December 31, 2010. We do not have substantial doubt about our ability to continue as a going concern, and our independent public accounting firm for the year ended December 31, 2010, BDO USA LLP, has issued an unqualified report on its audit of our financial statements as of and for the year ended December 31, 2010 in Item 8 of this report, and did not include a paragraph in its report expressing substantial doubt about the Company's ability to continue as a going concern. We have determined that the improved controls instituted in response to the material weakness identified at December 31, 2009 have remediated the deficiencies and have concluded that there are no material weaknesses in internal control over financial reporting at December 31, 2010.  BDO USA LLP has also issued an unqualified report on its audit of our internal control over financial reporting as of December 31, 2010 in Item 9A of this report, which states that Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010.

We have also worked closely with our regulators at the FRB, the FDIC and the OFIR to put in place improved controls and procedures. On February 22, 2010, the Bank entered into a Consent Order with the FDIC and OFIR, its primary banking regulators.

Additional information further describing changes in our business, including those in response to our recent losses and to the Consent Order, are described in detail in Item 8 of this report in Note 2 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Summary: Net loss available to common shares was $17.9 million or $1.01 loss per common share for 2010 compared to net loss of $66.5 million or $3.81 loss per common share for 2009.

The results for 2010 included the following: a $2.7 million gain on the sale of our investment securities portfolio in the second quarter and a $574,000 gain recognized on the sale of property in the fourth quarter that had been held for future expansion. The results for 2009 included the following: a non-cash charge of $18.0 million included in federal income tax expense associated with the establishment of a valuation allowance for deferred tax assets, a $5.5 million charge associated with the settlement of the Trade Partners lawsuit, and a $960,000 industry-wide special FDIC assessment. These items are discussed more fully below.

The overall improvement in financial results for 2010 compared to 2009 relate primarily to the performance of the loan portfolio. The provision for loan losses was $22.5 million for 2010 compared to $74.3 million for 2009. Net chargeoffs of loans were down in 2010 at $29.7 million compared to $58.0 million in 2009. Costs associated with nonperforming assets were $15.4 million for 2010 compared to $11.4 million for 2009. The increase in 2010 is primarily the result of losses and writedowns of other real estate owned. Lost interest from non-performing assets was approximately $9.8 million and $9.1 million for 2010 and 2009. Each of these items is discussed more fully below.

More information regarding the steps designed to limit future losses including complying with the requirements of the Consent Order may be found below in this Item 7 of the report under the headings "Noninterest Expense" and "Loan Portfolio and Asset Quality", and in Item 1 of this report under the heading "Recent Business Developments."

Net Interest Income: Net interest income totaled $50.6 million during 2010 compared to $52.8 million during 2009.

The decrease in net interest income during 2010 compared to 2009 was due primarily to a $349.3 million decrease in average earning assets partially offset by a 46 basis point increase in net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin"). As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis. Average interest earning assets decreased from $1.88 billion to $1.54 billion from a focus on reducing credit exposure within certain segments throughout 2010, liquidity improvement and capital preservation.

The net interest margin increased to 3.28% for 2010 from 2.82% for 2009. Reduced reversals of accrued interest on loans moving to nonaccrual status resulted in approximately 4 basis points of the increase. Despite the negative impact of the sale of our securities portfolio in the second quarter of 2010, our net interest margin has continued to improve during 2010; from 3.04% in the fourth quarter of 2009 to 3.38% in the fourth quarter of 2010. The sale of the securities portfolio is discussed further in this Item 7 under the heading "Noninterest Income".

The yield on earning assets decreased 17 basis points to 4.93% for 2010 from 5.10% for 2009. The decline was from a decrease in the yield on our variable rate loan portfolio, an increase in the balance of lower yielding liquid investments and elevated average balances of non-accrual loans. The 400 basis point decline in the prime rate that occurred during 2008 continued to cause a decrease in the yield on our variable rate loan portfolio in 2010 as loans continued to mature and reprice at lower interest rates. We have chosen to hold excess investable funds in these lower yielding short-term investments to improve our balance sheet liquidity during this period of challenging economic conditions.

The primary driver of our improvement in net interest margin for 2010 was a 68 basis point decrease in our cost of funds from 2.56% for 2009 to 1.88% for 2010. Average interest bearing liabilities decreased from $1.7 billion in 2009 to $1.3 billion in 2010. Most of this decrease was in our highest costing sources of funds thereby accomplishing a favorable mix change in interest bearing liabilities. The largest decrease was a $195.9 million decrease in average balances of time deposits, decreasing the cost of funds for those deposits from 3.66% in 2009 to 1.40% in 2010. Also impacting the reduction in cost of funds were reductions in the rates paid on other deposit and borrowing types in 2010 as compared to 2009.

In 2011, the level of earning assets is expected to continue to decline due to the persistent weak economic conditions in Michigan. The continued decline in the level of earning assets may have a further negative impact on net interest income in 2011, however, we expect the pace of decline in balances to be reduced in 2011. A continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, is expected to partially offset the impact of lower earning asset levels in 2011.

The following table shows an analysis of net interest margin for the years ended December 31, 2010 and 2009.
	For the years ended December 31,
	2010			2009
(Dollars in Thousands)	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned Or Paid	Average Yield or Cost
Assets:
Taxable securities	$36,332	$1,049	2.79%	$105,041	$4,201	4.00%
Tax-exempt securities (1)	18,137	775	6.58%	51,165	2,155	6.48%
Loans (2)	1,364,207	73,544	5.34%	1,640,307	88,713	5.35%
Federal Home Loan Bank stock	12,234	230	1.86%	12,275	353	2.84%
Federal funds sold and other short-term investments	104,236	405	0.39%	75,643	456	0.60%
Total interest earning assets (1)	1,535,146	76,003	4.93%	1,884,431	95,878	5.10%
Noninterest earning assets:
Cash and due from banks	24,307			23,507
Other	101,456			108,941
Total assets	$1,660,909			$2,016,879
Liabilities and Shareholders' Equity:
Deposits:
Interest bearing demand	$224,843	$689	0.31%	$238,372	$1,367	0.58%
Savings and money market accounts	315,640	1,785	0.57%	391,758	2,717	0.69%
Time deposits	534,429	14,821	1.40%	730,358	26,719	3.66%
Borrowings:
Other borrowed funds	226,340	6,579	2.87%	275,555	10,629	3.81%
Long-term debt	41,238	1,380	3.30%	41,238	1,577	3.77%
Subordinated debt	1,650	182	11.03%	736	76	10.18%
Federal funds purchased	---	---	---%	51	---	---%
Total interest bearing liabilities	1,344,140	25,436	1.88%	1,678,068	43,085	2.56%
Noninterest bearing liabilities:
Noninterest bearing demand accounts	238,974			202,978
Other noninterest bearing liabilities	6,350			10,057
Shareholders' equity	71,445			125,776
Total liabilities and
Shareholders' equity	$1,660,909			$2,016,879
Net interest income		$50,567			$52,793
Net interest spread (1)			3.05%			2.54%
Net interest margin (1)			3.28%			2.82%
Ratio of average interest earning assets
to average interest bearing liabilities	114.21%			112.30%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)	Loan fees of $1.6 million and $1.9 million 2010 and 2009 are included in interest income. Includes nonaccrual loans of approximately $90.8 million and $98.1 million for 2010 and 2009.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For The Year Ended December 31
(Dollars in thousands)	2010 vs 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income
Taxable securities	$(2,212)	$(940)	$(3,152)
Tax-exempt securities	(1,444)	64	(1,380)
Loans	(14,885)	(284)	(15,169)
FHLB stock	(1)	(122)	(123)
Fed funds sold and other short-term investments	139	(190)	(51)
Total interest income	$(18,403)	$(1,472)	$(19,875)
Interest expense
Interest bearing demand	$(74)	$(604)	$(678)
Savings and money market accounts	(478)	(454)	(932)
Time deposits	(6,256)	(5,642)	(11,898)
Other borrowed funds	(1,702)	(2,348)	(4,050)
Long-term debt	---	(197)	(197)
Subordinated debt	94	12	106
Fed funds purchased	---	---	---
Total interest expense	(8,416)	(9,233)	(17,649)
Net interest income	$(9,987)	$7,761	$(2,226)

Provision for Loan Losses: The provision for loan losses for 2010 was $22.5 million compared to $74.3 million for 2009. The reduction in provision for 2010 was partially related to decreases in net charge-offs during the past eighteen months but also due to a slowing in the decline of real estate values in 2010 on properties securing our loans compared to the previous two years. The provision for loan losses was higher in 2009 as we responded to rapid declines in real estate values due to weakness in the economy. Our response required higher levels of charge-offs which also led to a higher provision for loan losses. Net charge-offs were $29.7 million in 2010 and $58.0 million in 2009. The higher level of charge-offs have been mostly associated with significant declines in the value of collateral securing collateral dependent real estate loans primarily for residential land development. We are starting to see signs of stabilization of values in these portfolio segments.

In response to these elevated loan losses and the need to comply with the requirements of the Consent Order, the Board of Directors has increased the governance over the lending function and, working directly with the management team, has taken steps to reduce our exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards and implement new lending and compliance procedures and policies and new problem loan identification and resolution plans. More information regarding these steps may be found in this Item 7 of the report under the heading "Loan Portfolio and Asset Quality."

The ultimate amount of the loan loss provision in all periods is a byproduct of establishing our allowance for loan losses at levels believed to be adequate under our methodology for determining the adequacy of the allowance. More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 7 of the report under the heading "Allowance for Loan Losses" below and in Item 8 of this report in Note 4 of the Consolidated Financial Statements.

Noninterest Income: Noninterest income totaled $18.0 million in 2010 compared to $16.7 million in 2009. Noninterest income for 2010 included $2.7 million in gains on the sale of our investment securities portfolio and a $574,000 gain on the sale of a property we were holding for future expansion.

Revenue from deposit services decreased $524,000 to $4.3 million in 2010 compared to $4.8 million in 2009. The decline in 2010 was related primarily to decreases in non-sufficient fund fees, consistent with a decline across the entire banking industry.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans to the secondary market. We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of net gains on mortgage loans and related volume was as follows:
(Dollars in thousands)	For The Year Ended December 31
	2010	2009
Net gains on sales of loans	$1,462	$2,388
Real estate mortgage loans originated for sale	$93,746	$160,151
Real estate mortgage loans sold	93,338	164,321
Net gain on the sale of real estate mortgage loans as a percent of real estate mortgage loans sold ("Loan sales margin")	1.57%	1.45%

Gains on sales of loans decreased $926,000 in 2010 to $1.5 million compared to $2.4 million in 2009. The low level of mortgage interest rates reached in the first quarter of 2009 and sustained throughout 2010 led to a higher level of refinancing in both periods. This favorable rate environment for mortgage refinancing and our focus on shrinking our loan portfolio and preserving capital, are the primary reasons for the increase in loans originated for sale and the resulting level of gains on sales of loans for 2009 and 2010. The 2009 volume was also positively impacted by a governmental program providing tax credits for first time home buyers. This program ended in early 2010.

We recently added a new consumer loan manager, which we anticipate will positively impact our volume of mortgage and consumer loan activity. Along with this, as mortgage rates remain low at the end of 2010, we anticipate continued elevated levels of mortgage banking income in the first part of 2011.

Trust service revenue declined $728,000, or 19.1%, to $3.1 million in 2010 from $3.8 million in 2009. A challenging market for account growth and retention and general declines in customer stock portfolio values associated with the significant decline in the stock market during 2008 were the primary reasons for the decrease in trust income in each period. Our financial performance and the existence of the Consent Order may also be impacting how we are perceived in the marketplace, resulting in challenges to retain trust customers and maintain current levels of trust revenue.

ATM and debit card processing income increased $580,000 in 2010 to $3.8 million compared to $3.2 million in 2009. The increase reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers. Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.

During the second quarter of 2010, the sale of our securities portfolio resulted in a gain of $2.7 million. We completed the disposition of nearly all of the municipal, corporate and U.S. agency securities in our available-for-sale investment portfolio through sales in the open market. These securities were comprised of approximately $46.9 million in municipal securities with an average yield of 4.15% and an average life of 3.5 years, $5.2 million in corporate securities with an average yield of 2.94% and an average life of 2.6 years, and $50.2 million in U.S. agency securities with an average yield of 3.84% and an average life of 1.1 years. The sales were executed as part of our overall strategy to increase our regulatory capital ratios. The majority of the proceeds have been initially invested in liquid money market balances with money center banks. We intend to ultimately reinvest the proceeds in higher yielding investment securities when market conditions improve.

Other income was $2.7 million in 2010 compared to $2.5 million in 2009. The amount for 2010 included a gain on the sale of a property that was held for future branch expansion. This property was sold in the fourth quarter of 2010 for a gain $574,000. Offsetting this was a decrease in earnings from bank owned life insurance ("BOLI") which totaled $620,000 in 2010 compared to $1.3 million in 2009. A death benefit was realized in 2009 causing higher BOLI income.

Noninterest Expense: Noninterest expense totaled $62.7 million for 2010 compared to $67.4 million for 2009.

Noninterest expense for 2009 included a $5.5 million charge associated with the settlement of the Trade Partners lawsuit. The Trade Partners settlement is further discussed in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 17.

Costs associated with nonperforming assets continues to remain elevated, increasing $4.0 million in 2010 to $15.4 million compared to $11.4 million in 2009. These costs included legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

Costs associated with nonperforming assets are itemized in the following table (in thousands):

	2010	2009
Legal and professional	$2,609	$1,317
Repossessed and foreclosed property administration	4,360	5,693
Losses on repossessed and foreclosed properties	8,446	4,385
Total	$15,415	$11,395

In response to the elevated problem asset levels, the related costs to administer these assets and the need to comply with the requirements of the Consent Order, the Board of Directors and management have taken tangible steps to reduce problem asset levels. These steps are discussed further in this Item 7 under the heading "Loan Portfolio and Asset Quality" below and in Item 8 of this report in Note 2 of the Consolidated Financial Statements. Because of these additional steps and as problems loans move through the collection process, these costs associated with nonperforming assets have remained elevated during 2010 and are expected to continue to be elevated in 2011.

FDIC assessments increased to $4.7 million in 2010 compared to $4.5 million in 2009. The FDIC assessments were high as a result of increased assessment rates implemented by the FDIC in late 2008, including additional risk-based assessments applicable to the Bank. The increase for 2009 included an industry-wide special assessment of $960,000. We expect our FDIC assessments for 2011 to remain high as a result of these increased assessment rates. Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Total noninterest expense was $62.7 million in 2010, compared to $67.4 million in 2009. When excluding the Trade Partners litigation settlement charge in 2009 and the nonperforming asset costs and FDIC assessments for each year, other non-interest expense items were approximately $42.6 million in 2010 compared to $46.0 million in 2009. The steady decline in these other expense areas reflected our active management of controllable costs to offset the increases in nonperforming asset costs.

Salaries and benefit expense decreased $2.5 million, or 10%, to $21.9 million from $24.3 million in 2009 due to our continued focus on operational efficiencies and continued curtailment of bonuses and wage increases in response to economic conditions. We have continued to scale down our operations with the shrinkage in size of the Bank and focus on a disciplined approach to our business. Staff reductions in the loan origination function are discussed more fully below under the heading "Loan Portfolio and Asset Quality." Salaries and benefit expense are expected to remain stable in 2011 as a result of the initiatives taken in the past two years to right size our Bank. Merit increases have again been suspended for 2011.

Occupancy expense declined $287,000 in 2010 following a decrease of $59,000 in 2009. Furniture and equipment expense was down $472,000 in 2010 after a decrease of $53,000 in 2009. Marketing and data processing expenses both declined slightly in 2010 and 2009. Other expense was down $1.5 million in both 2010 and 2009. The declines in 2010 and 2009 within these expense areas were the direct result of initiatives to reduce controllable costs, including the curtailment of certain growth activities as a result of the difficult economic conditions that have impacted our results. In addition to eliminating or outsourcing certain backroom functions, these initiatives included restructuring third party contracts, acceleration of electronic delivery for certain customers and trimming controllable costs.

Legal and professional fees increased $510,000 from $1,277,000 in 2009 to $1,787,000 in 2010. The increase was a result of additional professional time and effort with respect to regulatory filings and matters surrounding the Consent Order.

Insurance costs for bond and directors and officers ("D&O") insurance increased significantly from $541,000 in 2009 to $2,214,000 in 2010. Our costs increased as a result of increasing our coverage levels from 2009 and a higher rate per dollar of coverage charged due to the perceived increased risk by the insurance carrier of our coming under the Consent Order in 2010.

We expect efficiency, excluding FDIC assessments and the costs necessary to manage non-performing assets, to continue to improve in 2011 as a result of our continued expense reduction initiatives.

Federal Income Tax Expense (Benefit): We recorded federal income tax expense of $1.3 million in 2010 and federal income tax benefit of $8.6 million in 2009. We recorded income tax expense of $1.3 million for 2010 primarily related to a reclassification from other comprehensive income for gains recognized in earnings associated with the sale of our investment securities. A $26.6 million tax benefit in 2009, primarily associated with the $72.2 million loss before income taxes, a portion of which was able to be carried back due to a tax law change, was offset by the need to establish an $18.0 million valuation allowance on the net deferred tax assets. A valuation allowance has been maintained on our deferred tax assets each reporting period since then. The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry-back losses to available tax years. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At December 31, 2010, our tax valuation allowance totaled $25.6 million. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. The realization of our deferred tax assets is largely dependent upon our ability to generate future taxable income. We returned to profitability in each of the last three quarters of 2010 and if we continue to generate consistent profitability, the need to maintain the valuation allowance will diminish. We perform an analysis each quarter as to the need to maintain the valuation allowance.

During the fourth quarter of 2009, a tax law change extended the carry-back of 2009 and 2008 net operating losses to five years from the previous two year carry-back period. As a result we recorded an $11.4 million favorable tax benefit that reduced our net operating loss for 2009. This carry-back extension was only available to financial institutions, such as Macatawa, that did not receive capital under the U.S. Treasury's Troubled Asset Relief Program (TARP). This change allowed us to carry-back and recover the full tax benefit of our 2009 net operating loss. We received $18.1 million in income tax refunds during 2010 as a result of this tax law change.

FINANCIAL CONDITION

Summary: Total assets were $1.58 billion at December 31, 2010, a decrease of $251.9 million from $1.83 billion at December 31, 2009.

The decrease in total assets was largely from a decline of $293.6 million in our loan portfolio due to efforts to reduce concentration in certain loan types and improve on-balance-sheet liquidity. Part of the decline in the loan portfolio was from $29.7 million of net loan charge-offs primarily associated with valuation declines on collateral dependent real estate loans.

The reduction in assets since December 31, 2009 allowed us to reduce wholesale funding, including out-of-market deposits from brokers by $158.4 million, and higher costing deposits. Total deposits were $1.28 billion at December 31, 2010, down $139.7 million, from $1.42 billion at December 31, 2009. In addition to the decline in brokered deposits, local jumbo time deposits were down $5.7 million.

Total shareholders' equity decreased by $20.1 million primarily from the net loss recorded in the first quarter of 2010. Each subsequent quarter resulted in positive earnings and increases in shareholders' equity. As a result of our losses in 2008 and 2009 and the resulting decline in our shareholders' equity, the Bank's regulatory capital ratios fell below levels required to be categorized as "well capitalized" in 2009. As of the date of this report, the Bank was categorized as "adequately capitalized" under applicable regulatory guidelines. In addition, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well-capitalized," regardless of actual capital levels. As a result, the Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC.

We intend to return the Bank to "well-capitalized" status and comply with the terms of the Consent Order through improved earnings, continued balance sheet management and capital raising efforts expected to be completed in 2011.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $236.1 million at December 31, 2010 compared to $78.7 million at December 31, 2009. The $157.4 million increase was primarily the result of proceeds obtained from the sale of investment securities as described more fully in this Item 7 under the heading "Noninterest Income" as well as shrinkage in our loan portfolio. We expect to maintain higher than normal balances of short term investments until conditions improve and more attractive investment opportunities emerge.

Securities: Securities decreased $120.3 million to $9.2 million at December 31, 2010 from $129.5 million at December 31, 2009. The balance at December 30, 2010 primarily consisted of U.S. Treasury securities held for collateral purposes. As discussed above, the decrease was primarily associated with the sale of $102.3 million of securities available for sale. As conditions improve, we expect to reinvest excess liquidity and selectively rebuild our investment portfolio to diversify our asset concentrations.

Loan Portfolio and Asset Quality: In response to the losses we have incurred and the need to comply with the requirements of the Consent Order, our Board of Directors has increased governance over the lending function and has taken tangible steps to reduce our loan portfolio, including our exposure within certain credit concentrations. More discussion regarding these steps may be found in Item 8 of this report in Note 2 of the Consolidated Financial Statements. In order to comply with the requirements of the Consent Order, we expect to continue to shrink our loan portfolio in 2011, but at a slower pace than experienced in 2010.

Our total loan portfolio decreased $293.6 million to $1.22 billion at December 31, 2010 from $1.51 billion at December 31, 2009. During 2010, our commercial and industrial loans decreased $111.9 million, commercial real estate loans declined $126.8 million and consumer loans decreased $54.9 million.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 11% of portfolio loans at the end of 2010 and 2009, respectively. However, a large portion of the origination volume of these types of loans is sold on the secondary market with servicing released.

While we have seen a $27.8 million decline in our consumer residential mortgage portfolio, the volume of activity in this segment remained relatively strong during 2010. Much of the decline in the residential mortgage portfolio was from customers refinancing and our subsequent sale of these loans in the secondary market. Our focus on shrinking our loan portfolio and preserving capital were the primary reasons for the reduction in these loans in 2010. Mortgage loans originated for sale were $93.8 million in 2010 compared to $160.2 million in 2009 and $81.0 million in 2008. Mortgage interest rates declined in the first half of 2009, as the government responded to weak economic conditions through efforts to stimulate the residential home market. Accordingly, we experienced a significant increase in refinancing activity. As refinancing activity slowed and underwriting in the secondary markets became more stringent, volumes generally declined over the remainder of 2009 and 2010. Rates remained low during 2010 and we saw an increase in volumes in the latter part of 2010. We have not yet been required to repurchase any loans sold, however, due to market conditions many banks are being required to repurchase loans due to actual or alleged failure to strictly conform to the purchaser's purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans decreased to $148.1 million at December 31, 2010 from $175.2 million at December 31, 2009 and comprised approximately 12% of our portfolio loans at the end of 2010 and 2009.

The decline in the commercial loan portfolio during 2009 and 2010 reflected the continuing weak economic conditions in West Michigan and efforts to reduce our exposure within certain credit concentrations. We focused our efforts throughout 2009 and 2010 on reducing our exposure to residential land development loans which were the source of most of our loan losses since 2008, thereby diversifying our commercial loan portfolio and improving asset quality. We have made good progress with this and we expect continued shrinkage in 2011 in our real estate portfolios.

Total commercial loans, consisting of commercial and industrial loans and commercial real estate loans, were $933.9 million at December 31, 2010 and $1.17 billion at December 31, 2009. This portfolio remains our largest loan segment and accounted for approximately 77% of the total loan portfolio at both December 31, 2010 and 2009. Our commercial loan portfolio is made up of loans to small and mid-sized business.

Our commercial and industrial loan portfolio decreased by $111.9 million to $264.7 million at December 31, 2010 and represented 28% of our commercial portfolio. The decrease was primarily from a general decline in business activity resulting from the soft economy. The commercial real estate loan portfolio declined by $126.8 million, primarily in construction and land development loans, due to charge-offs and substantial effort to reduce exposure in these segments.

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):
	December 31, 2010	December 31, 2009
Residential developed	$46,835	$85,745
Unsecured to residential developers	7,631	13,032
Vacant and unimproved	71,528	82,859
Commercial development	8,952	14,932
Residential improved	96,784	115,270
Commercial improved	355,899	403,826
Manufacturing and industrial	81,560	80,344
Total commercial real estate loans	669,189	796,008
Commercial and industrial	264,679	376,567
Total commercial loans	$933,868	$1,172,575

Of the decline in commercial real estate, $57.6 million was from loans to residential developers, the portfolio that has caused the majority of stress within our loan portfolio. Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $95.7 million and $153.3 million at December 31, 2010 and 2009.

As we entered 2010, we were focused on efforts to continue to reduce the commercial loan portfolio in order to improve our asset quality, reduce concentrations in certain loan types, maintain or improve our capital ratios and comply with the Bank's Consent Order. Initiatives intended to achieve these results are described in more detail in Item 8 of this report in Note 2 of the Consolidated Financial Statements and included the following:
•	Downsized the loan origination team, including termination of loan officers whose loan portfolios included a majority of our non-performing assets.
•	Curtailed the origination of residential land development loans, the portfolio primarily responsible for loan losses in 2008 and 2009.
•	Established goals for the reduction of credit concentrations in the broader commercial real estate portfolio and implemented reporting requirements for accountability.
•	Established individual lender scorecards which are monitored on an ongoing basis. Lenders are apprised monthly of these targets/scorecards and held accountable.

In response to the elevated levels of nonperforming assets and loans classified substandard or worse, and the need to comply with the requirements of the Consent Order, our Board of Directors took the following steps to stabilize and reduce our problem asset levels.
•

Realigned departments in the lending function in late 2009. The Special Asset Group responsible for the disposition of problem assets and the Credit Administration department responsible for loan policy and credit monitoring are led by recently appointed senior officers who now report directly to the Audit Committee. The Risk Management department also reports directly to the Audit Committee.

•

The Risk Management department is now administratively responsible for the Loan Review function and has expanded this team with senior loan review specialists to support its goal of completing an independent review of the entire commercial loan portfolio by March 31, 2011.

•	Certain loan officers whose loan portfolios included a majority of the our non-performing assets were terminated.

In addition, the Special Assets Group has set specific objectives and targets for the reduction in nonperforming asset levels. To accomplish these reductions, the Special Assets Group has been pursuing various strategies. These strategies include the use of troubled debt restructures for viable businesses, attachment of additional collateral where possible, active communication and workout plans with loan customers under stress and accelerated disposition strategies for certain loan types and foreclosed assets.

We made significant progress during 2010 in these efforts as demonstrated by the decrease in nonperforming loan and delinquency levels as well as the substantial decrease in net chargeoffs incurred during 2010.

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

Nonperforming loans as of December 31, 2010 totaled $75.4 million or 6.19% of total portfolio loans compared to $103.9 million or 6.88% of total portfolio loans at December 31, 2009. Nonperforming loans at the end of 2010 and 2009 were primarily on nonaccrual and were considered to be either well collateralized or adequately reserved.

Nonperforming loans for the development or sale of 1-4 family residential properties were approximately $22.1 million or 29% of total non-performing loans at December 31, 2010 compared to $50.0 million or 49% of total non-performing loans at December 31, 2009. The remaining balance of non-performing loans at December 31, 2010 consisted of $38.1 million of commercial real estate loans secured by non-residential real estate, $12.2 million of commercial and industrial loans, and $3.0 million of consumer and residential mortgage loans.

Foreclosed assets totaled $58.0 million at December 31, 2010 compared to $37.2 million at December 31, 2009. The increase was the result of the migration of non-performing loans secured by real estate into foreclosed assets through the foreclosure process. Of the $58.0 million, there were 152 commercial real estate properties totaling $49.8 million. The remaining balance was comprised of 55 residential real estate properties totaling $8.2 million.

All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach. Proceeds from sales of foreclosed properties were $16.0 million, $7.5 million and $3.6 million for 2010, 2009 and 2008. The higher level of success in 2010 in disposing of foreclosed properties can be attributed to the concentrated efforts of the Special Assets Group, the specific goal setting of this group and the application of additional resources during 2010 to accomplish these specific goals.

Total nonperforming assets amounted to $133.4 million or 8.45% of total assets at December 31, 2010 compared to $141.2 million or 7.71% as of December 31, 2009.

The following table shows the composition and amount of our nonperforming assets.
(Dollars in thousands)	As of December 31
	2010	2009
Nonaccrual loans	$74,761	$95,725
Loans 90 days or more delinquent and still accruing	600	8,160
Total nonperforming loans (NPLs)	75,361	103,885
Foreclosed assets	57,984	37,184
Repossessed assets	50	124
Total nonperforming assets (NPAs)	133,395	141,193
Accruing restructured loans (ARLs) (1)	25,395	18,000
Total NPAs and ARLs	$158,790	$159,193
NPLs to total loans	6.19%	6.88%
NPAs to total assets	8.45%	7.71%

(1)

Comprised of approximately $12.1 million and $7.9 million of commercial loans and $13.3 million and $10.1 million of consumer mortgage loans as of December 31, 2010 and 2009, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Loans rated a 6 or worse per our internal risk rating system are considered substandard, doubtful or loss. Additional information regarding our internal rating system is included in Item 8 in the Notes to the Consolidated Financial Statements in Note 4 and in this Item 7 under the heading "Allowance for Loan Losses" below. Loans classified as substandard or worse were as follows at year-end (dollars in thousands):
	2010	2009
Not classified as impaired	$65,533	$68,287
Classified as impaired	78,434	89,356
Total loans classified substandard or worse	$143,967	$157,643
Loans classified substandard or worse as a percent of total loans	11.83%	10.43%

At December 31, 2010, approximately $74.8 million of the $144.0 million of loans classified as substandard or worse were on nonaccrual status while the remaining $69.2 million of these loans were on accrual status. Additional information regarding the Company's impaired loans may be found in Item 8 of this report under the Notes to the Consolidated Financial Statements in Note 4.

The levels of nonperforming assets and loans classified as substandard or worse remained elevated throughout 2009 and 2010 as the persistently weak economic conditions continued to impact many of our commercial loan customers. Our residential developer customers continued to be the segment impacted most severely.

The local economy remains weak as evidenced by elevated unemployment levels, though we are encouraged by recent signs of improvement in our market areas. Our levels of delinquencies and nonperforming loans decreased in the fourth quarter of 2010. As our nonperforming loans work through the collection process, we may see increases in the balance of our foreclosed assets, however, we also expect sales velocity to increase in 2011.

Allowance for Loan Losses: Determining the appropriate level of the allowance for loan losses is highly subjective. As loan losses escalated over 2008 and 2009 and then began to slow in 2010, we have had to continually re-evaluate and refine our approach to determining the allowance for loan losses. Timely identification of risk rating changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance. The internal risk rating system is discussed below. To accomplish effective risk rating, additional efforts took place in the latter half of 2009 and throughout 2010.

In early 2010, our Loan Review function began reporting functionally to the Audit Committee. The Risk Management department is now responsible administratively for the Loan Review function and expanded this team to include a Senior Loan Review Manager and additional resources. Under our new framework, all commercial loan risk ratings are to be independently evaluated by our internal loan review function upon origination or renewal. In addition, the majority of our commercial loans are to be independently reviewed by our internal loan review function at least annually to monitor the accuracy and completeness of the watch list and all risk ratings. Also, throughout 2010, we completed our analysis of the adequacy of the allowance for loan losses on a monthly basis versus the quarterly approach previously used. These actions were intended to further strengthen our process for establishing, in a timely fashion, the amount of the allowance for loan losses that management believes to be appropriate in light of changes in the condition of our loan portfolio.

Our allowance for loan losses at December 31, 2010 was $47.4 million compared to $54.6 million at December 31, 2009. While the allowance for loan losses declined from December 31, 2009 to December 31, 2010, the coverage ratios have increased. Our allowance for loan losses to total portfolio loans increased from 3.62% at December 31, 2009 to 3.90% at December 31, 2010. Our allowance for loan losses as a percentage of nonperforming loans increased from 52.58% at December 31, 2009 to 62.93% at December 31, 2010. Generally, the primary factors supporting the decline in the balance of the allowance for loan losses during 2010 was an overall decrease in the size of the total loan portfolio and a decrease in the amount of nonperforming loans.

The following is a summary of our portfolio loan balances and changes in the allowance for loan losses and related ratios.
(Dollars in thousands)	December 31
	2010	2009
Portfolio Loans:
Average daily balance of loans for the year	$1,360,548	$1,637,143
Amount of loans outstanding at end of period	1,217,196	1,510,816
Allowance for loan losses:
Balance at beginning of year	$54,623	$38,262
Addition to allowance charged to operations	22,460	74,340
Loans charged-off:
Real estate - construction	(9,768)	(29,237)
Real estate - mortgage	(11,499)	(17,952)
Commercial and industrial	(7,400)	(10,632)
Total Commercial	(28,667)	(57,821)
Residential mortgage	(1,364)	(613)
Consumer	(1,806)	(1,508)
	(31,837)	(59,942)
Recoveries:
Real estate - construction	613	142
Real estate - mortgage	663	157
Commercial and industrial	694	1,608
Total Commercial	1,970	1,907
Residential mortgage	115	13
Consumer	95	43
	2,180	1,963
Net charge-offs	(29,657)	(57,979)
Balance at end of year	$47,426	$54,623
Ratios:
Net charge-offs to average loans outstanding	2.18%	3.54%
Allowance for loan losses to loans outstanding at year end	3.90%	3.62%
Allowance for loan losses to nonperforming loans at year-end	62.93%	52.58%

Net charge-offs totaled $29.7 million or 2.18% of average loans for 2010 compared to $58.0 million or 3.54% of average loans for 2009. The majority of the net charge-offs in each year were largely associated with impaired real estate loans, which migrated to loss as persistent deterioration in the economy and resulting significant declines in the value of collateral securing these loans occurred throughout these years. The majority of the charge-offs in each year related to loans associated with residential land development. For these loans, cash flow to service the debt is primarily expected from sales of lots and properties that secure the loans. The pace of these sales declined markedly throughout 2009 and 2008. The reduction in charge-offs in 2010 over 2009 reflected improvements in the asset quality and financial condition of our borrowers as well as the effects of our efforts to improve identification of problem loans earlier and proactive measures taken to work with customers to right-size their loans, refinance them elsewhere or restructure their borrowings to fit their cash flow situations.

Our allowance for loan losses was maintained at a level considered appropriate based upon our monthly assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance and related provision for loan losses relies on several key elements, which include specific allowances for loans considered impaired, formula allowance for commercial loans based upon applying our loan rating system, and general allocations based on historical trends for homogeneous loan groups with similar risk characteristics.

Specific allowances are established on individually impaired credits where we believe it is probable that a loss may be incurred. Specific allowances are determined based on discounting estimated cash flows over the life of the loan or based on the fair value of collateral supporting the loan. For commercial real estate, generally appraisals are used to estimate the fair value and determine the appropriate specific allowance. Estimated selling costs are also considered in the estimate. When it becomes apparent that liquidation of the collateral is the only source of repayment, the collateral shortfall is charged off rather than carried as a specific allowance.

The formula allowance allocated to commercial loans that are not considered to be impaired is calculated by applying historical loss factors to outstanding loans based on the internal risk rating of such loans. We use a loan rating method based upon an eight point system. Loans rated a 4 or better are considered of acceptable risk. Loans rated a 5 exhibit above normal risk to the Company and warrant a greater level of attention by management. These loans are subject to on-going review and assessment by our Administrative Loan Committee. Loans rated a 6 or worse are considered substandard, doubtful or loss, exhibit a greater relative risk of loss to the Company based upon the rating and warrant an active workout plan administered by our Special Asset Group, as discussed above.

Loans are assigned a loss allocation factor for each loan class based principally on the loss history for each risk rating within each loan category. Commercial real estate loans are stratified and grouped by the type of real estate securing such loans for determining the loan classification category. For 2009 and the first three quarters of 2010 the loss history was based upon the latest 12 month period, as this was considered most representative within the then current economic cycle. However, given the significant improvement in our chargeoff history over the 12 month periods in late 2010, we determined that an 18 month historical period was more appropriate for the fourth quarter 2010 as heavy chargeoff months would have rolled off the 12 month period, and would have resulted in a substantially smaller overall allowance balance. Until overall levels of nonperforming loans decline over a sustained period, we believe such a reduction in the allowance balance would be premature. The historical loss allocation factor used is adjusted for consideration of significant qualitative factors that affect the collectability of the portfolio as of the analysis date. The worse the risk rating assigned to a loan category, the greater the loss allocation factor that is applied.

The qualitative factors assessed and used to adjust historical loss experience reflect our best assessment of the impact economic trends, delinquency and other problem loan trends, trends in valuations supporting underlying collateral, changes in loan portfolio concentrations and changes in internal credit administration practices have on probable losses inherent in our loan portfolio. Qualitative adjustments are inherently subjective and there can be no assurance that these adjustments have properly identified probable losses in our loan portfolio. More information regarding the subjectivity involved in determining the estimate of the allowance for loan losses may be found in this Item 7 of the report under the heading "Critical Accounting Policies and Estimates."

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.
	As of December 31
(Dollars in thousands)	2010		2009
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$42,011	77%	$51,856	77%
Residential mortgage	2,155	11%	1,263	11%
Consumer	3,260	12%	1,504	12%
Total	$47,426	100%	$54,623	100%

The components of the allowance for loan losses were as follows:
	As of December 31
(Dollars in thousands)	2010		2009
	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$29,915	$6,910	$48,298	$11,354
Impaired with no allowance recorded	$48,519	$0	$43,073	$0
Loss allocation factor on non-impaired loans	855,434	35,101	1,081,204	40,502
	933,868	42,011	1,172,575	51,856
Residential mortgage and consumer:
Reserves on residential mortgage troubled debt restructurings	13,752	458	10,536	282
Loss allocation factor	269,576	4,957	327,705	2,485
Total	$1,217,196	$47,426	$1,510,816	$54,623

All of the impaired commercial loans at December 31, 2010 were classified as substandard or worse per our internal risk rating system. The $13.8 million of residential mortgage troubled debt restructurings were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures. These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow. We have been active at utilizing these programs and working with our customers to reduce the risk of foreclosure. Additional information regarding impaired loans at December 31, 2010 and 2009 may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 4.

The decrease in the level of the allowance for 2010 was due to decreases in net charge-offs from commercial loans, shrinkage in the overall loan portfolio during 2010 and a reduction in the level of impaired loans and related specific reserves. The decrease of $9.8 million in reserves on commercial loans was due to a reduction of $4.4 million in specific reserves and a $5.4 million decrease in the loss allocation factor allowance on non-impaired loans. The decrease in the loss experience incurred during this period and a general improvement in the credit quality and the overall risk ratings of commercial loans is the primary reason for this decrease.

The general allowance for residential real estate and consumer loans was $5.0 million at December 31, 2010 compared to $2.5 million at December 31, 2009. The increase was largely related to increases in the historical and subjective qualitative allocations for loss experience with home equity loans which amounted to $125.9 million of the total $269.6 million of loans in this category. Many of these loans have sizeable first mortgages financed elsewhere. When these loans default and the underlying collateral values have decreased, our ultimate collectability becomes stressed. As a result, in 2010 we substantially increased the judgmental qualitative allocations for these loan types. Of the $47.4 million allowance at December 31, 2010, 15.5% related to specific allocations on impaired loans, 74.0% related to the formula allowance on commercial loans and 10.5% related to general allocations for homogeneous loans.

The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans, which have largely resulted in the need to increase the allowance for loan losses, may be found in this Item 7 of the report under the heading "Loan Portfolio and Asset Quality" above and in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 4.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2010, there can be no assurance that all losses have been identified or that the allowance is sufficient. The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown may result in additional losses in 2011.

Premises and Equipment: Premises and equipment totaled $57.0 million at December 31, 2010, representing a decrease of $4.0 million from $61.0 million at December 31, 2009. The decline was largely from depreciation of current facilities in excess of capital additions during 2010. Also impacting the decrease was the sale of one of our properties. This property was purchased in prior years for future branch expansion but since we have slowed our overall asset growth amidst the weak economic conditions in West Michigan, we have suspended our branch expansion initiatives. We sold this property for $2.2 million in the fourth quarter of 2010, recognizing a gain of $574,000. When economic conditions and financial performance improve, we will assess the prospects for future branch expansion.

Deposits: Total deposits decreased $139.7 million to $1.28 billion at December 31, 2010, as compared to $1.42 billion at December 31, 2009.

Because of the decline in assets during 2010, we decreased some of our higher costing deposits. The decline in deposits was primarily from a $158.4 million decrease in out-of-market deposits generated from brokers and an $5.7 million decrease in local jumbo time deposits. These reductions were partially offset by increases in other deposit type balances, particularly a $52.1 million increase in institutional money market accounts. A maturity table of deposits issued through brokers may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 8.

The overall declines in deposit categories noted above were partially offset by growth in balances of personal and business checking and savings accounts. These increases are particularly noteworthy considering the lack of economic expansion in Western Michigan and the intense competition for core deposit growth in our markets. We believe our growth in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our expanding and sophisticated product line.

Noninterest bearing demand accounts comprised 20% of total deposits at December 31, 2010 compared to 16% of total deposits at December 31, 2009. Part of the reason for the increase in noninterest bearing demand accounts was associated with temporary insurance programs provided for these account types by the U.S Government. Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid and insured account types. Interest bearing demand, including money market and savings accounts, comprised 45% of total deposits at December 31, 2010 compared to 41% at the end of 2009. Time accounts as a percentage of total deposits were 35% at December 31, 2010 compared to 43% at the end of 2009.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 1 and is here incorporated by reference.

Borrowed Funds: Borrowed funds consist of advances from the Federal Home Loan Bank, securities sold under agreements to repurchase ("repo borrowings"), long-term debt associated with the issuance of trust preferred securities, subordinated debt, and federal funds purchased provided by our correspondent banks.

Borrowed funds totaled $228.2 million at December 31, 2010, including $185.3 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and, as discussed below, $1.7 million in subordinated debt. Borrowed funds totaled $320.9 million at December 31, 2009 including $238.0 million of Federal Home Loan Bank advances, $40.0 million in repo borrowings, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.

We have exercised our right to defer interest payments on our trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, we may not declare or pay any dividends on our common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities. Through December 31, 2010, we have deferred interest payments for five quarters. We continue to accrue interest during the deferral period.

Borrowed funds decreased during 2010 as we were able to payoff maturing borrowings with excess liquidity derived from shrinkage in assets on our balance sheet.

In connection with capital raising activities, as more fully discussed below, we issued 11% subordinated notes in the amount of $1,650,000 during the second and third quarters of 2009. The notes are not convertible into common or preferred stock and will mature on August 31, 2017.

CAPITAL RESOURCES

Holding Company:
Total shareholders' equity was $67.8 million at December 31, 2010 compared to $88.0 million at December 31, 2009. The decrease of $20.2 million was primarily due to the $17.9 million net loss we incurred in 2010, particularly the $21.1 million net loss in the first quarter of 2010.

Cash dividends of $2.9 million were declared on preferred shares during 2009. Following this, we suspended payment of cash dividends on our common and preferred stock for the remainder of 2009 and all of 2010 in an effort to preserve capital. As disclosed in Note 2 of the Consolidated Financial Statements, the Bank is subject to the Consent Order that, among other items, prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. As the payment of future cash dividends by Macatawa Bank Corporation is largely dependent upon dividends received from the Bank out of its earnings, we do not expect to pay cash dividends in the near term. We expect to reassess our ability to resume the payment of dividends on our preferred and common stock if and when the Consent Order has been lifted, current levels of cash, earnings and capital are at acceptable levels and the prospects are positive for sustained economic growth and improved performance.

Additional information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings "Regulatory Developments" and "Supervision and Regulation," and in Item 8 of this report in Notes 1 and 18 to the Consolidated Financial Statements, and is here incorporated by reference.

We earlier increased our capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. During second and third quarters of 2009, we increased our capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt discussed above. We had no preferred or common stock issuances during 2010. For more information regarding the private offerings, see Item 8 of this report under the Notes to the Consolidated Financial Statements in Note 19.

The following table shows the Company's various consolidated capital ratios for 2010 and 2009.

As of and for the year ended December 31,	2010	2009
Average equity to average assets	4.1%	6.2%
Total risk-based capital	9.7%	9.2%
Tier 1 risk-based capital	6.9%	7.1%
Tier 1 capital to average assets	5.8%	6.0%

Capital ratios have been positively impacted by the decline in our total assets. The extent of our operating losses, however, outpaced the decline in asset levels, thereby causing an overall decline in some of our consolidated capital ratios for 2010. Approximately $28.4 million of the $40.0 million of trust preferred securities outstanding at December 31, 2010 qualified as Tier 1 capital. The remaining $11.6 million qualified as Tier II capital, a component of total risk-based capital.

We have suspended payments of cash dividends on our preferred stock until further action by the Board of Directors. During the period that we do not declare and pay cash dividends on our preferred stock, we may not declare and pay cash dividends on our common stock.

Macatawa Bank:
The Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11% under the Consent Order. We are evaluating alternatives to reach and maintain the capital levels required by the Consent Order. We have not been able to meet the timeline prescribed by the Consent Order for reaching the required capital levels, however, our regulators have been apprised of our strategies and our capital plan and have allowed us to take additional time to execute our strategies.

We have been working toward executing our capital plan. More information regarding our plan can be found in Item 8 in Note 2 of the Consolidated Financial Statements. In early 2011, we filed a registration statement with the Securities and Exchange Commission to sell up to $30 million of our common stock to existing shareholders in a rights offering. Despite these efforts, there can be no assurance that full compliance with the capital requirements will be achieved. See the risk factor entitled "We are not in compliance with the Consent Order. This could result in enforcement action against us."

At December 31, 2010, two of the three regulatory capital ratios for the Bank, including the tier one risk-based capital ratio and the tier one leverage capital ratio, were maintained at levels in excess of those ordinarily required to be categorized as "well capitalized" under applicable regulatory capital guidelines, but the Bank did not have capital at levels required by its Consent Order. At December 31, 2010, the Bank's total risk-based capital ratio of 9.68 percent was below the 10.0 percent minimum ordinarily required to be categorized as "well capitalized" and below the 11.0 percent minimum required by the Consent Order, but this ratio has improved since March 31, 2010 when it was 8.14 percent. Because the Bank is subject to the Consent Order, it cannot be categorized as "well capitalized" regardless of actual capital levels. The Bank needed $17.2 million of additional qualifying capital to comply with the Consent Order at December 31, 2010, compared to $43.2 million at March 31, 2010. The Bank was categorized as "adequately capitalized" at December 31, 2010.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for growing our investment and loan portfolios. Our sources of liquidity include our borrowing capacity of $62.6 million with the Federal Reserve Bank of Chicago's discount window, the Federal Home Loan Bank, federal funds purchased lines and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits and deposit equivalents, federal funds sold, and the various capital resources discussed above.

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

Prior to 2008, our balance sheet size was led by loan growth. During that time, the Bank utilized brokered deposits and other wholesale funding sources to augment its local deposits within its liquidity and interest rate risk tolerances. Limits have always been placed on brokered deposit and wholesale funding exposure and monitored monthly by the ALCO Committee. We maintained a diversified wholesale funding structure and actively manage our maturing wholesale sources to reduce the risk to liquidity shortages.

In response to the volatile conditions in the national markets since 2008, we have actively pursued initiatives to further strengthen our liquidity position. The Bank has made significant progress to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and is focused on achieving a non-core funding dependency ratio of below its peer group average. During 2010, we reduced our deposits generated through brokers by $158.4 million. We also reduced other borrowed funds by $92.7 million in this same time period, thereby shrinking non-core funding by a total of $251.1 million during 2010. In addition, we sold our investment security portfolio in the second quarter of 2010 and reinvested the proceeds into short term investments. These activities resulted in an increase in our liquid investments of $160.8 million. The Bank held $173.7 million of liquid money market investments at December 31, 2010. Further declines in the loan portfolio and total assets and corresponding reductions in wholesale funding sources are planned for 2011. A maturity table of deposits issued through brokers may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 9.

In addition to strategies focused on improving the liquidity of the balance sheet, the Bank's borrowing capacity from correspondent banks was approximately $138.9 million as of December 31, 2010.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Item 1 of this report under the heading "Regulatory Developments - Deposits and Other Funding Activities," and is here incorporated by reference.

In the normal course of business, we enter into certain contractual obligations including obligations which are considered in our overall liquidity management. The table below summarizes our significant contractual obligations at December 31, 2010.
(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Subordinated debt		---		---		---	1,650
Time deposit maturities		317,282		99,511		31,446	---
Other borrowed funds		45,000		95,000		30,000	15,336
Total		$362,282		$194,511		$61,446	$58,224

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit. The level and fluctuation of these commitments is also considered in our overall liquidity management. At December 31, 2010, we had a total of $242.4 million in unused lines of credit, $50.4 million in unfunded loan commitments and $4.9 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for Macatawa Bank Corporation are dividends from the Bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to Macatawa Bank Corporation in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to Macatawa Bank Corporation until its deficit retained earnings has been restored. Throughout 2010, Macatawa Bank Corporation has not received dividends from the Bank and the Company has suspended payment of dividends on its common stock.

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

Additional information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings "Regulatory Developments" and "Supervision and Regulation," in this Item 7 under the under the heading "Capital Resources," and in Item 8 of this report in Notes 1 and 18 to the Consolidated Financial Statements, and is here incorporated by reference.

The Company's cash balance at December 31, 2010 was $579,000. Based upon projected cash flows for 2011, the anticipated capital raise discussed above or other sources of liquidity will be necessary in order to maintain appropriate cash balances at the Company.

For information on the liquidity risks we face, see the risk factors in Item 1A of this report entitled "We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations," "The Bank cannot accept, renew or roll over brokered deposits without a waiver from the FDIC, which could materially adversely affect the Bank's liquidity position," and "If the condition of the Bank's loan portfolio worsens, its ability to borrow funds from the Federal Home Loan Bank could be adversely affected, which could materially adversely affect the Bank's and the Company's liquidity position."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and future results could differ. The allowance for loan losses, other real estate owned valuation, loss contingencies and income taxes are deemed critical due to the required level of management judgment and the use of estimates, making them particularly subject to change.

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion. This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan. Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses. Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio. As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2010.

Assets acquired through or instead of foreclosure, primarily other real estate owned, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. New real estate appraisals are generally obtained at the time of foreclosure and are used to establish fair value. If fair value declines, a valuation allowance is recorded through expense. Estimating the initial and ongoing fair value of these properties involves a number of factors and judgments including holding time, costs to complete, holding costs, discount rate, absorption and other factors.

Loss contingencies are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. This, too, is an accounting area that involves significant judgment. Although, based upon our judgment, internal analysis, and consultations with legal counsel we believe that we have properly accounted for loss contingencies, future changes in the status of such contingencies could result in a significant change in the level of contingent liabilities and a related impact to operating earnings.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At December 31, 2010, we had gross deferred tax assets of $28.4 million, gross deferred tax liabilities of $2.8 million and a valuation allowance of $25.6 million for the entire amount of net deferred tax assets. Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Based upon a number of factors, including our net operating loss in recent years and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded that we needed to continue to maintain a valuation allowance during 2010 for our net deferred tax assets. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established.
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8:	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited the accompanying consolidated balance sheet of Macatawa Bank Corporation as of December 31, 2010 and the related consolidated statements of income, changes in shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macatawa Bank Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Macatawa Bank Corporation ("the Company") as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant net losses in 2009, primarily from higher provisions for loan losses and expenses associated with the administration and disposition of non-performing assets at its wholly owned bank subsidiary (Macatawa Bank or "the Bank"). These losses have caused the Bank's regulatory capital to fall from well capitalized to adequately capitalized, which in turn limits its ability to use certain funding sources, such as brokered deposits. As discussed in Notes 1 and 2, the Bank is under a regulatory Consent Order that requires among other items, higher levels of regulatory capital. At December 31, 2009 the Bank was below the stated regulatory capital levels and is not expected to be in compliance with the regulatory capital requirements of the Consent Order within the timeframe established under the Consent Order. Failure to reduce the level of non-performing assets, higher costs to administer and dispose of those assets and comply with the Consent Order, limitations on funding sources, and failure to comply with higher regulatory capital requirements may result in additional enforcement actions. These events raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are discussed further in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Grand Rapids, Michigan
March 30, 2010

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollars in thousands, except per share data)

	2010	2009
ASSETS
Cash and due from banks	$21,274	$24,687
Federal funds sold and other short-term investments	214,853	54,062
Cash and cash equivalents	236,127	78,749
Securities available for sale, at fair value	9,120	129,090
Securities held to maturity (fair value 2010 - $83, 2009 - $421)	83	414
Federal Home Loan Bank (FHLB) stock	11,932	12,275
Loans held for sale, at fair value	2,537	649
Total loans	1,217,196	1,510,816
Allowance for loan losses	(47,426)	(54,623)
	1,169,770	1,456,193
Premises and equipment - net	56,988	61,015
Accrued interest receivable	3,845	6,460
Bank-owned life insurance	25,014	24,395
Other real estate owned	57,984	37,183
Other assets	4,861	23,749
Total assets	$1,578,261	$1,830,172
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$255,897	$221,470
Interest-bearing	1,020,723	1,194,867
Total	1,276,620	1,416,337
Other borrowed funds	185,336	278,023
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	5,575	4,933
Total liabilities	1,510,419	1,742,181
Commitments and contingent liabilities	---	---
Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 40,000,000 shares authorized; 17,679,621 and 17,698,108 shares issued and outstanding at December 31, 2010 and 2009, respectively	167,321	167,183
Retained deficit	(132,654)	(114,800)
Accumulated other comprehensive income	11	2,444
Total shareholders' equity	67,842	87,991
Total liabilities and shareholders' equity	$1,578,261	$1,830,172

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2010 and 2009
(Dollars in thousands, except per share data)

	2010		2009
Interest income
Loans, including fees		$73,544		$88,713
Securities
Taxable		1,049		4,201
Tax-exempt		775		2,155
FHLB stock		230		353
Federal funds sold and other short-term investments		405		456
Total interest income		76,003		95,878
Interest expense
Deposits		17,295		30,803
Other borrowings		6,579		10,629
Subordinated and long-term debt		1,562		1,653
Total interest expense		25,436		43,085
Net interest income		50,567		52,793
Provision for loan losses		22,460		74,340
Net interest income (loss) after provision for loan losses		28,107		(21,547)
Noninterest income
Service charges and fees		4,252		4,776
Net gains on mortgage loans		1,462		2,388
Trust fees		3,079		3,806
ATM and debit card fees		3,789		3,209
Gain on sales of securities		2,715		---
Other		2,726		2,518
Total noninterest income		18,023		16,697
Noninterest expense
Salaries and benefits		21,886		24,349
Occupancy of premises		4,056		4,343
Furniture and equipment		3,554		4,026
Legal and professional		1,787		1,277
Marketing and promotion		835		907
Data processing		1,260		1,844
FDIC assessment		4,706		4,495
ATM and debit card processing		1,134		1,326
Bond and D&O insurance		2,214		541
Losses on repossessed and foreclosed properties		8,475		4,568
Administration and disposition of problem assets		6,940		6,827
Trade Partners litigation settlement		---		5,533
Other		5,834		7,355
Total noninterest expenses		62,681		67,391
Income (loss) before income tax		(16,551)		(72,241)
Income tax expense (benefit)		1,303		(8,600)
Net income (loss)		(17,854)		(63,641)
Dividends declared on preferred shares		---		2,870
Net income (loss) available to common shares		$(17,854)		$(66,511)
Basic earnings (loss) per common share		$(1.01)		$(3.81)
Diluted earnings (loss) per common share		$(1.01)		$(3.81)
Cash dividends per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2010 and 2009
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Series A	Series B
Balance, January 1, 2009	$ 30,637	$ ---	$ 164,327	$ (48,289)	$ 2,538	$ 149,213
Net loss				(63,641)		(63,641)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale					(94)	(94)
Comprehensive loss						(63,735)
Issued 2,600 shares of preferred stock		2,600				2,600
Preferred stock issuance costs	(33)	(40)				(73)
Stock compensation expense			519			519
Tax effect of vested stock awards			(119)			(119)
Issued 538,386 shares of common stock			1,650			1,650
Common stock warrants issued			806			806
Cash dividends declared on
preferred shares				(2,870)		(2,870)
Balance, December 31, 2009	30,604	2,560	167,183	(114,800)	2,444	87,991
Net loss				(17,854)		(17,854)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on securities available for sale					(668)	(668)
Less reclassification adjustment for gains recognized in earnings, net of tax					(1,765)	(1,765)
Other comprehensive loss						(2,433)
Comprehensive loss						(20,287)
Stock compensation expense			138			138
Balance, December 31, 2010	$ 30,604	$ 2,560	$ 167,321	$ (132,654)	$ 11	$ 67,842

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(17,854)	$(63,641)
Adjustments to reconcile net income (loss)
to net cash from operating activities
Depreciation and amortization	2,956	3,693
Stock compensation expense	138	519
Stock warrant expense	---	806
Provision for loan losses	22,460	74,340
Deferred tax asset valuation allowance	---	18,020
Origination of loans for sale	(93,764)	(160,151)
Proceeds from sales of loans originated for sale	93,338	164,321
Net gains on mortgage loans	(1,462)	(2,388)
Gain on sales of securities	(2,715)	---
Gain on sale of bank property	(574)	---
Write-down of other real estate	8,277	4,348
Net (gain) loss on sale of other real estate	167	(110)
Decrease (increase) in accrued interest and other assets	22,543	(11,278)
Earnings in bank-owned life insurance	(619)	(991)
Increase (decrease) in accrued expenses and other liabilities	642	(2,499)
Net cash from operating activities	33,533	24,989
Cash flows from investing activities
Loan originations and payments, net	218,715	175,817
Purchases of securities available for sale	(18,985)	(17,346)
Proceeds from:
Maturities and calls of securities available for sale	32,625	72,607
Maturities and calls of securities held to maturity	277	1,369
Sales of securities available for sale	105,553	---
Principal paydowns on securities	88	93
Redemption of FHLB stock	343
Sales of other real estate	16,003	7,546
Sale of bank property	2,250
Return of bank-owned life insurance investment benefit	---	241
Additions to premises and equipment	(620)	(800)
Net cash from investing activities	356,249	239,527
Cash flows from financing activities
Net increase (decrease) in deposits	(139,717)	(249,424)
Proceeds from other borrowed funds	120,000	85,000
Repayments of other borrowed funds	(212,687)	(91,767)
Proceeds from issuance of subordinated debt	---	1,650
Cash dividends paid on preferred shares	---	(3,687)
Net proceeds from issuance of preferred stock	---	2,527
Proceeds from issuance of common stock	---	1,650
Net cash from financing activities	(232,404)	(254,051)
Net change in cash and cash equivalents	157,378	10,465
Beginning cash and cash equivalents	78,749	68,284
Ending cash and cash equivalents	$236,127	$78,749

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
Supplemental cash flow information:
Interest paid	$24,963	$45,523
Income taxes paid (refunded)	(18,118)	(9,272)
Supplemental noncash disclosures:
Transfers from loans to other real estate	45,248	29,451
Transfer from fixed assets to other real estate	1,676	---

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Regulatory Developments:

Consent Order with Macatawa Bank and its Regulators

On February 22, 2010, Macatawa Bank Corporation's wholly-owned subsidiary, Macatawa Bank, entered into a Consent Order with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR"), the primary banking regulators of the Bank. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFIR. The Consent Order, among other requirements, includes the following:
•

The Consent Order requires the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. The Bank has not yet met these capital requirements. See further discussion below and in Note 2.

•

The Consent Order requires the Bank to charge off all assets or portions of assets classified "Loss" in the most recent FDIC Report of Examination ("ROE") that have not been previously collected or charged off. This was accomplished subsequent to the examination in October, 2009.

•

The Consent Order prohibits the Bank from extending additional credit to, or for the benefit of, any borrower who is already obligated to the Bank on any loan that has been charged off by the Bank, so long as the amount charged off remains uncollected. In addition, the Consent Order prohibits the Bank from extending any additional credit to a borrower who has an uncollected loan that has been classified "Substandard" or "Doubtful", unless the Bank's Board of Directors has determined that extending additional credit to the borrower is in the best interest of the Bank. The Bank has adhered with this requirement.

•

The Consent Order requires the Board of Directors of the Bank upon the issuance of the order and before each quarterly Report of Condition and Income to review the adequacy of the Bank's Allowance for Loan and Lease Losses ("ALLL") and make adjustments needed to provide for an adequate ALLL. The Board has adhered with this requirement.

•

While the Consent Order is in effect, the Bank may not declare or pay any cash dividend without the prior written consent of the FDIC and the OFIR. The Bank did not pay dividends to the Company during 2009 or 2010. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and interest on its trust preferred securities. The Company has suspended payment of dividends on common and preferred stock and has deferred interest payments on trust preferred securities.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Consent Order also requires the Bank and its Board of Directors to adopt and implement a variety of policies, plans, procedures and practices intended to aid in the safe and sound conduct of the Bank's business. Throughout 2010, the Bank has addressed or taken steps to address the requirements of the Consent Order.

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

The Company is implementing a capital plan with various alternatives to reach and maintain the capital levels required by the Consent Order in a timely fashion. While the Company was not able to meet the timeline prescribed by the Consent Order for reaching the required capital levels, tangible progress has been made, including the filing of a registration statement in February 2011 for the issuance of common stock. Achievement of the required capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values.

Written Agreement with Macatawa and its Regulator

The Company has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB"). The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010. Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval. The Company requested and received approval from the FRB to make its third and fourth quarter interest payments on its $1.65 million in outstanding subordinated debt. Each quarter the Company requests approval from the FRB to make the next quarter's interest payment on its subordinated debt and is continuing to accrue the interest amounts due. The Company submitted a written capital plan to the FRB for approval in November 2010, but that plan has not yet been approved.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of intangible assets, valuation of deferred tax assets, the status of contingencies, fair value of other real estate owned and fair values of financial instruments are particularly subject to change.

Concentration of Credit Risk: Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above. Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets. Commercial real estate loans are the largest concentration, comprising 55% of total loans. Commercial and industrial loans total 22%, while residential real estate and consumer loans make up the remaining 23%. Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2010, 2009 and 2008.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of December 31, 2010 and 2009 these loans had a net unrealized gain of $40,163 and $10,170 which are reflected in their carrying value. Changes in fair value of loans held for sale are included in net gains on mortgage loans. Loans are sold servicing released; therefore no mortgage servicing right assets are established.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan using the level-yield method without anticipating prepayments.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans. At December 31, 2010, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage and consumer loan portfolios. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

A loan is impaired when, based on current information and events, it is believed to be probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Commercial and commercial real estate loans with relationship balances exceeding $500,000 and an internal risk grading of 6 or worse are evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan's effective rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure, primarily other real estate owned, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed unless they add value to the property.

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

Goodwill and Acquired Intangible Assets: Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The Company had no goodwill at December 31, 2010 and 2009.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. At times, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. During 2010, the Company did not use forward commitments, but instead entered into best efforts agreements. Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans. The net fair value of mortgage banking derivatives was approximately ($126,674) and ($9,000) at December 31, 2010 and 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $2,386,000 at December 31, 2010 was required to meet regulatory reserve and clearing requirements.

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

Dividend Restriction: Banking regulations and the Consent Order require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to shareholders. This is discussed further in this Note 1 under "Regulatory Developments" above and elsewhere in the Notes to the Consolidated Financial Statements.

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

Segment Reporting: The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies in western Michigan. These services include demand, time and savings deposits; lending; ATM and debit card processing; cash management; and trust and brokerage services. While the Company's management team monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment - commercial banking.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 4. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2009-16, Accounting for Transfers of Financial Assets. This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of this standard on January 1, 2010 had no impact on our results of operations or financial position.

Newly Issued Not Yet Effective Standards:

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB has issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES

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

As a result of losses during 2009 and 2008 and the level of non-performing assets, the Board of Directors of the Company has significantly changed the strategic direction and focus of the Bank to improve its internal operations and to work out of its problem loans and assets. During the fourth quarter of 2009, the Board of Directors elected a new Chairman of the Board. The Company has since worked closely with its regulators at the FRB and the Bank's regulators at the FDIC and OFIR to put in place improved controls and procedures. The Board has implemented additional corporate governance practices and disciplined business and banking principles, including additional Board oversight, specific plans to reduce substandard assets and credit concentrations, more conservative lending principles that comply with regulatory standards, and appointed experienced and disciplined lending and compliance personnel. The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.

Meaningful progress was made in 2010 with the Company ending the year with three consecutive profitable quarters. Net loss for the year was $17.9 million compared to $66.5 million in 2009. This improvement was driven by decreases in net loan charge-offs and provision for loan losses. For 2010, net charge-offs were $29.7 million, down from $58.0 million in 2009. The resulting provision for loan losses was down to $22.5 million in 2010 compared to $74.3 million in 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES (Continued)

In addition, the following table further highlights asset quality results achieved in 2010:
(in millions)	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010	Quarter Ended December 31, 2009
Commercial loans	$ 933.9	$ 973.6	$ 1,047.4	$ 1,112.6	$ 1,210.4
Nonperforming loans	75.4	84.4	95.1	102.5	103.9
Other real estate owned and repo assets	58.0	54.1	48.8	45.9	37.3
Total nonperforming assets	133.4	138.6	143.8	148.4	141.2
Net chargeoffs	5.2	4.6	6.3	13.6	15.0
Total delinquencies	55.7	81.1	94.2	124.8	118.6

As discussed in Note 1, On February 22, 2010 Macatawa Bank entered into a Consent Order with the FDIC and OFIR. The Consent Order covers various aspects of the Bank's financial condition and performance; loan administration; and capital planning as outlined in Note 1. The Bank has already addressed or taken steps to address the requirements of the Consent Order and manages its comprehensive plan to address all of the requirements of the Consent Order. We believe we have complied with all the provisions of the Consent Order, except with respect to the capital requirements.

The Consent Order required the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. At December 31, 2010, the Bank's Tier 1 Leverage Ratio was 7.1% and the Total Risk Based Ratio was 9.7%, which would qualify the Bank as "adequately capitalized" under the regulatory capital standards absent the Consent Order. The Bank would need a capital injection of approximately $13.9 million as of December 31, 2010 in order to comply with the Tier 1 Ratio requirement and would need a capital injection of approximately $17.2 million in order to comply with the Total Risk Based Ratio requirement of the Consent Order.

The Company has developed a capital plan including evaluation of alternatives to reach and maintain the capital levels required by the Consent Order. Achievement of these capital levels could be impacted, positively or negatively, by certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality, property values and the receptiveness of capital markets to new capital offerings of Macatawa.

Strategies to increase the Bank's regulatory capital ratios in order to comply with the capital requirements of the Consent Order include reducing operating costs, shrinking assets of the Bank without weakening its liquidity position, preserving capital through suspension of dividends, and raising additional capital. Following is more information regarding these strategies:
•

Earnings improvements. Steps to reduce expenses have already resulted in the removal of approximately $9 million from the Bank's annualized operating costs. The reduction in wholesale funding has improved the Bank's net interest margin in 2010, improving its capacity to generate net interest income and enhancing franchise value. The Company was profitable in the last three quarters of 2010.

•

Suspension of dividends: The Bank did not pay dividends to the Company during 2009 and 2010. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and interest on its trust preferred securities. To preserve Bank regulatory capital, the Company has suspended payment of dividends on common and preferred stock and has deferred interest payments on trust preferred securities. The Company has the option to defer these interest payments for up to 20 consecutive quarters.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 2 - PLANS TO ADDRESS RECENT LOSSES (Continued)
•

Asset Reduction. Total assets were reduced by $319.2 million to $1.83 billion at December 31, 2009, from $2.15 billion at December 31, 2008. In 2010, total assets declined an additional $251.9 million to $1.58 billion. The decrease in total assets was largely from a reduction of $263.2 million in 2009 and $293.6 million in 2010 in the Company's loan portfolio from efforts to reduce concentration in certain loan types. A $57.0 million decline in investment securities in 2009 and $120.3 million in 2010 also contributed to the decline in total assets. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of residential land development loans, the portfolio primarily responsible for loan losses since 2008. Increased emphasis has been placed on obtaining updated property valuations and "right- sizing" of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank. Further asset reductions in these areas are expected in 2011 as we continue to execute this plan. The reductions in assets in 2010 were achieved while improving the Company's liquidity. Liquid assets to short term liabilities improved from 9.10% at December 31, 2009 to 20.50% at December 31, 2010.

•

Capital Raising. The Company earlier increased its capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008. During second and third quarters of 2009, the Company increased its capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt. See Note 19 for more information regarding these capital raises.

The Company also remains active at exploring alternatives to raise new capital. During the fourth quarter of 2009, the Company engaged an independent consulting firm to assess the risk in the Company's loan portfolio, an important step in supporting its capital planning efforts. In February 2011, the Company filed a registration statement with the Securities and Exchange Commission to issue shares of common stock in a rights offering and a public offering in order to raise equity capital.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 3 - SECURITIES

The amortized cost and fair value of securities at year-end were as follows (dollars in thousands):
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
December 31, 2010
Available for Sale
U.S. Treasury and federal agency securities	$8,103		$6	$	---	$8,109
Other equity securities	1,000		11		---	1,011
	$9,103		$17	$	---	$9,120
Held to Maturity
State and municipal bonds	$83	$	---	$	---	$83
	$83	$	---	$	---	$83
December 31, 2009
Available for Sale
U.S. Treasury and federal agency securities	$69,372		$1,738	$	---	$71,110
State and municipal bonds	49,711		2,055		(32)	51,734
Corporate bonds	5,247		8		(10)	5,245
Other equity securities	1,000		1		---	1,001
	$125,330		$3,802		$(42)	$129,090
Held to Maturity
State and municipal bonds	$414		$7	$	---	$421
	$414		$7	$	---	$421

The Company had no securities with unrealized losses at year-end 2010. Securities with unrealized losses at year-end 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):
	Less than 12 Months				12 Months or More		Total
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2009
U.S. Treasury and federal
agency securities	$	---	$	---	$880	$(32)	$880	$(32)
State and municipal bonds		4,193		(10)	---	---	4,193	(10)
Other equity securities		---		---	---	---	---	---
Total temporarily impaired		$4,193		$(10)	$880	$(32)	$5,073	$(42)

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during 2010 and 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 3 - SECURITIES (Continued)

Contractual maturities of debt securities at December 31, 2010 were as follows (dollars in thousands):
	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$83	$83	$8,008	$8,010
Due from one to five years	---	---	---	---
Due from five to ten years	---	---	19	21
Due after ten years	---	---	76	78
	$83	$83	$8,103	$8,109

Proceeds from the sale of available for sale securities were $105.6 million and $21.7 million, resulting in gross gains of $2.7 million for the year ended December 31, 2010. There were no sales of securities in 2009.

At December 31, 2010 and 2009, securities with a carrying value of approximately $2,250,000 and $8,695,000, respectively, were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law. At December 31, 2010 there were no securities pledged as collateral for securities sold under agreements to repurchase. At December 31, 2009, securities with a carrying value of approximately $44,108,000 were pledged as collateral for securities sold under agreements to repurchase and securities with a carrying value of approximately $20,125,000 were pledged as collateral for a Federal funds borrowing facility.

NOTE 4 - LOANS

Year-end portfolio loans were as follows (dollars in thousands):
	2010	2009
Commercial and industrial	$264,679	$376,567
Commercial real estate:
Residential developed	46,835	85,745
Unsecured to residential developers	7,631	13,032
Vacant and unimproved	71,528	82,859
Commercial development	8,952	14,932
Residential improved	96,784	115,270
Commercial improved	355,899	403,826
Manufacturing and industrial	81,560	80,344
Total commercial real estate	669,189	796,008
Consumer
Residential mortgage	135,227	163,074
Unsecured	2,867	4,445
Home equity	125,866	145,539
Other secured	19,368	25,183
Total consumer	283,328	338,241
Total loans	1,217,196	1,510,816
Allowance for loan losses	(47,426)	(54,623)
	$1,169,770	$1,456,193

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 - LOANS (Continued)

Activity in the allowance for loan losses was as follows (dollars in thousands):
	2010	2009
Beginning balance	$54,623	$38,262
Provision for loan losses	22,460	74,340
Loans charged-off	(31,837)	(59,942)
Recoveries	2,180	1,963
Ending balance	$47,426	$54,623

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (dollars in thousands):
	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,576	$5,334	$458	$	---	$7,368
Collectively evaluated for impairment	5,436	29,639	4,957		26	40,058
Total ending allowance balance	$7,012	$34,973	$5,415		$26	$47,426
Loans:
Individually reviewed for impairment	$7,757	$70,677	$13,752	$	---	$92,186
Collectively evaluated for impairment	256,922	598,512	269,576		---	1,125,010
Total ending loans balance	$264,679	$669,189	$283,328	$	---	$1,217,196

Impaired loans were as follows at year-end (dollars in thousands)
	2010	2009
Impaired commercial loans with no allocated allowance for loan losses	$48,519	$43,073
Impaired loans with allocated allowance for loan losses:
Impaired commercial loans	29,915	48,298
Consumer mortgage loans modified under a troubled debt restructuring	13,752	10,536
	43,667	58,834
Total impaired loans	$92,186	$101,907
Amount of the allowance for loan losses allocated	$7,368	$11,636

	2010	2009
Average of impaired loans during the period	$102,209	$100,930
Interest income recognized during impairment	1,631	2,495
Cash-basis interest income recognized	2,432	2,319

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (dollars in thousands):
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$5,394	$4,286	$	---
Commercial real estate:
Residential developed	28,289	8,205		---
Unsecured to residential developers	315	315		---
Vacant and unimproved	6,219	5,693		---
Commercial development	3,176	1,055		---
Residential improved	4,396	4,378		---
Commercial improved	24,566	22,749		---
Manufacturing and industrial	2,239	1,838		---
	69,200	44,233
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$74,594	$48,519	$	---
With an allowance recorded:
Commercial and industrial	$3,517	$3,470		$1,576
Commercial real estate:
Residential developed	6,373	6,373		2,402
Unsecured to residential developers	2,364	609		84
Vacant and unimproved	266	266		44
Commercial development	199	199		15
Residential improved	4,806	4,662		1,381
Commercial improved	6,710	6,172		1,096
Manufacturing and industrial	8,163	8,164		312
	28,881	26,445		5,334
Consumer:
Residential mortgage	13,752	13,752		458
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	13,752	13,752		458
Total	$46,150	$43,667		$7,368

The Company has allocated $1,361,000 and $854,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow. The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 - LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:
	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$11,583	$	---
Commercial real estate:
Residential developed	10,848		---
Unsecured to residential developers	925		390
Vacant and unimproved	7,517		---
Commercial development	1,652		---
Residential improved	9,858		---
Commercial improved	27,816		---
Manufacturing and industrial	1,570		197
	60,186		587
Consumer:
Residential mortgage	1,830		---
Unsecured	25		---
Home equity	1,127		13
Other secured	10		---
	2,992		13
Total	$74,761		$600

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans (dollars in thousands):
	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$825	$5,389	$6,214	$258,465	$264,679
Commercial real estate:
Residential developed	438	4,568	5,006	41,829	46,835
Unsecured to residential developers	---	999	999	6,632	7,631
Vacant and unimproved	670	4,367	5,037	66,491	71,528
Commercial development	---	1,144	1,144	7,808	8,952
Residential improved	1,929	6,353	8,282	88,502	96,784
Commercial improved	901	21,440	22,341	333,558	355,899
Manufacturing and industrial	1,084	613	1,697	79,863	81,560
	5,022	39,484	44,506	624,683	669,189
Consumer:
Residential mortgage	1,293	1,489	2,782	132,445	135,227
Unsecured	45	---	45	2,822	2,867
Home equity	1,207	927	2,134	123,732	125,866
Other secured	57	10	67	19,301	19,368
	2,602	2,426	5,028	278,300	283,328
Total	$8,449	$47,299	$55,748	$1,161,448	$1,217,196

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 - LOANS (Continued)

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes commercial loans individually and classifies these relationships by credit risk grading. The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits. All commercial loans are assigned a grade at origination, at each renewal or any amendment. When a credit is first downgraded to a watch credit (either through renewal, amendment, lender identification or the loan review process), an Administrative Loan Review ("ALR") is generated by credit and the lender. All watch credits have an ALR completed monthly which analyzes the collateral position and cash flow of the borrower and its guarantors. The lender is required to complete both a short term and long term plan to rehabilitate or exit the credit and to give monthly comments on the progress to these plans. Management meets quarterly with lenders to discuss each of these credits in detail and to help formulate solutions where progress has stalled. When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR. Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected though the loan review process. The credit will stay on the ALR until either its grade has improved to a 4 or the credit relationship is at a zero balance. The Company uses the following definitions for the risk grades:

1. Excellent - Borrowings supported by extremely strong financial condition or secured by the Bank's own deposits. Minimal risk to the Bank and the probability of serious rapid financial deterioration is extremely small.

2. Above Average - Borrowings supported by sound financial statements that indicate the ability to repay or borrowings secured (and margined properly) with marketable securities. Nominal risk to the Bank and probability of serious financial deterioration is highly unlikely. The overall quality of these credits is very high.

3. Good Quality - Average borrowings supported by satisfactory asset quality and liquidity, good debt capacity coverage, and good management in all critical positions. Loans are secured by acceptable collateral with adequate margins. There is a slight risk of deterioration if adverse market conditions prevail.

4. Acceptable Risk - This is an acceptable risk to the Bank, which may be slightly below average quality. The borrower has limited financial strength with considerable leverage. There is some probability of deterioration if adverse market conditions prevail. These credits should be monitored closely by the Relationship Manager.

5. Marginally Acceptable - Loans are of marginal quality with above normal risk to the Bank. The borrower shows acceptable asset quality but very little liquidity with high leverage. There is inconsistent earning performance without the ability to sustain adverse market conditions. The primary source of repayment is questionable, but the secondary source of repayment still remains an option. Very close attention by the Relationship Manager and management is needed.

6. Substandard - Loans are inadequately protected by the net worth and paying capacity of the borrower or the collateral pledged. The primary and secondary sources of repayment are questionable. Heavy debt condition may be evident and volume and earnings deterioration may be underway. It is possible that the Bank will sustain some loss if the deficiencies are not immediately addressed and corrected.

7. Doubtful - Borrowings supported by weak or no financial statements, as well as the ability to repay the entire loan, are questionable. Loans in this category are normally characterized less than adequate collateral, insolvent, or extremely weak financial condition. A loan classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses makes collection or liquidation in full highly questionable. The possibility of loss is extremely high, however, activity may be underway to minimize the loss or maximize the recovery.

8. Loss - Loan are considered uncollectible and of little or no value as a bank asset.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 - LOANS (Continued)

As of December 31, 2010, the risk grade category of loans by class of loans is as follows (dollars in thousands):
	1	2	3	4	5	6	7	8
Commercial and industrial	$442	$1,583	$51,558	$148,880	$41,467	$9,165	$11,584	$	---
Commercial real estate:
Residential developed	---	---	240	6,682	14,705	14,360	10,848		---
Unsecured to residential developers	---	---	4,784	907	500	515	925		---
Vacant and unimproved	---	794	5,450	38,808	14,978	3,982	7,516		---
Commercial development	---	---	---	4,240	2,765	295	1,652		---
Residential improved	---	---	3,321	49,905	18,715	14,985	9,858		---
Commercial improved	---	---	71,622	191,772	41,490	23,199	27,816		---
Manufacturing and industrial	---	246	14,299	37,487	22,261	5,697	1,570		---
	$442	$2,623	$151,274	$478,681	$156,881	$72,198	$71,769	$	---

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity as of December 31, 2010 (dollars in thousands):
	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$133,738	$2,867	$124,939	$19,358
Nonperforming	1,489	---	927	10
Total	$135,227	$2,867	$125,866	$19,368

Loans rated a 6 or worse per the Company's internal risk rating system are considered substandard, doubtful or loss. Loans classified as substandard or worse were as follows at year-end (dollars in thousands):
	2010	2009
Not classified as impaired	65,533	68,287
Classified as impaired	78,434	89,356
Total loans classified substandard or worse	$143,967	$157,643

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 - LOANS (Continued)

At December 31, 2010, approximately $74.8 million of the $144.0 million of loans classified as substandard or worse were on nonaccrual status, while the remaining $69.2 million of these loans were on accrual status.

At December 31, 2009, approximately $89.4 million of the $157.6 million of loans classified as substandard or worse were on nonaccrual status, while the remaining $68.2 million of these loans were on accrual status.

NOTE 5 - OTHER REAL ESTATE OWNED

Year-end other real estate owned was as follows (dollars in thousands):
	2010	2009
Beginning balance	$41,987	$21,135
Additions, transfers from loans	45,248	29,451
Proceeds from sales of other real estate owned	(16,003)	(7,546)
Valuation allowance reversal upon sale	(2,677)	(1,163)
Gain (loss) on sale of other real estate owned	(167)	110
	68,388	41,987
Less: valuation allowance	(10,404)	(4,804)
Ending balance	$57,984	$37,183

Activity in the valuation allowance was as follows:
	2010	2009
Beginning balance	$4,804	$1,619
Additions charged to expense	8,277	4,348
Reversals upon disposition	(2,677)	(1,163)
Ending balance	$10,404	$4,804

Proceeds from the sale of other real estate owned totaled $16.0 million in 2010 and $7.5 million in 2009 resulting in net loss of $167,000 in 2010 and net gain of $110,000 in 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
US Treasury and federal agency securities	$8,109	$	---	$8,109	$	---
State and municipal bonds	---		---	---		---
Corporate bonds	---		---	---		---
Other equity securities	1,011		---	1,011		---
Loans held for sale	2,537		---	2,537		---

December 31, 2009
US federal agency securities	$71,110	$	---	$71,110	$	---
State and municipal bonds	51,734		---	51,734		---
Corporate bonds	5,245		---	5,245		---
Other equity securities	1,001		---	1,001		---
Loans held for sale	649		---	649		---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 - FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2010
Impaired loans	$37,173	$	---	$	---	$37,173
Other real estate owned	32,262		---		---	32,262
December 31, 2009
Impaired loans	$69,141	$	---	$	---	$69,141
Other real estate owned	36,660		---		---	36,660

The following represent impairment charges recognized during the period:

Impaired loans which are measured for impairment using the fair value of the collateral had a carrying amount of $37.2 million net of a valuation allowance of $5.6 million at December 31, 2010, resulting in an additional provision for loan losses of approximately $409,000 for the year. Impaired loans which are measured for impairment using the fair value of the collateral had a carrying amount of $69.1 million net of a valuation allowance of $10.8 million at December 31, 2009, resulting in an additional provision for loan losses of approximately $32.2 million for the year.

Other real estate owned measured using the fair value of collateral, had a carrying amount of $32.3 million net of a valuation allowance of $10.4 million at December 31, 2010 resulting in write-downs of approximately $8.3 million for the year ending December 31, 2010. Other real estate owned measured using the fair value of collateral, had a carrying amount of $36.7 million net of a valuation allowance of $4.8 million at December 31, 2009 resulting in write-downs of approximately $4.3 million for the year ending December 31, 2009.

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows at year-end (dollars in thousands).
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$236,127	$236,127	$78,749	$78,749
Securities held to maturity	83	83	414	421
FHLB stock	11,932	NA	12,275	NA
Loans, net	1,169,770	1,169,497	1,456,193	1,449,526
Accrued interest receivable	3,845	3,845	6,460	6,460
Financial liabilities
Deposits	(1,276,620)	(1,280,238)	(1,416,337)	(1,423,929)
Other borrowed funds	(185,336)	(187,104)	(278,023)	(281,433)
Long-term debt	(41,238)	(34,506)	(41,238)	(34,313)
Subordinated debt	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	(2,401)	(2,401)	(1,928)	(1,928)
Off-balance sheet credit-related items
Loan commitments	---	---	---	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 6 - FAIR VALUE (Continued)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully. Security fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities as discussed above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet credit-related items is not significant.

NOTE 7 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment were as follows (dollars in thousands):
	2010	2009
Land	$18,236	$18,236
Building	42,368	44,063
Leasehold improvements	826	1,215
Furniture and equipment	21,309	20,960
Construction in progress	199	302
	82,938	84,776
Less accumulated depreciation	(25,950)	(23,761)
	$56,988	$61,015

Depreciation expense was $2,971,000 and $3,267,000 for 2010 and 2009.

During the fourth quarter of 2010, the Bank sold a property it held for future branch expansion in downtown Grand Rapids for $2.2 million, recognizing a gain of $574,000.

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated to $339,000 and $345,000 for 2010 and 2009. Future minimum rental expense under noncancelable operating leases as of December 31, 2010 is as follows (dollars in thousands):
2011	$278
2012	55
2013	33
Thereafter	26
$392

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 8 - DEPOSITS

Deposits at year-end were as follows (dollars in thousands):
	2010	2009
Noninterest bearing demand	$255,897	$221,470
Interest bearing demand	216,827	268,011
Savings and money market accounts	355,657	308,928
Certificates of deposit	448,239	617,928
	$1,276,620	$1,416,337

The following table depicts the maturity distribution of certificates of deposit at December 31, 2010 (dollars in thousands):
2011	$317,282
2012	88,511
2013	11,000
2014	752
2015	30,694
After	---
$448,239

Approximately $192,657,000 and $356,380,000 in certificates of deposit were in denominations of $100,000 or more at December 31, 2010 and 2009, respectively. Brokered deposits totaled approximately $48,172,000 and $206,525,000 at December 31, 2010 and 2009, respectively. Since the Bank was not categorized as "well capitalized" at December 31, 2010 and 2009, regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since November of 2008. At December 31, 2010 and 2009, brokered deposits had interest rates ranging from 3.75% to 4.55% and 3.50% to 4.55%, respectively. At December 31, 2010, maturities of brokered deposits were as follows (in thousands):
Due in one year or less	$48,172

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Note 1 under the heading "Regulatory Developments."

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 9 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2010
Single maturity fixed rate advances	$170,000	March 2011 to November 2015	1.95%
Amortizable mortgage advances	15,336	March 2018 to July 2018	3.77%
	$185,336

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2009
Single maturity fixed rate advances	$195,000	January 2010 to December 2012	2.79%
Putable advances	26,000	March 2010 to December 2010	5.79%
Amortizable mortgage advances	17,023	March 2018 to July 2018	3.77%
	$238,023

Each advance is subject to a prepayment penalty if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. Putable advances are fixed rate advances that can be changed to a variable rate at the option of the FHLB. If the FHLB exercises that option, these advances may be repaid without penalty. These advances were collateralized by residential and commercial real estate loans totaling $420,479,000 and $607,371,000 under a specific loan collateral arrangement at December 31, 2010 and 2009.

Scheduled repayments of FHLB advances as of December 31, 2010 were as follows (in thousands):
2011	$46,733
2012	66,781
2013	31,831
2014	21,884
2015	11,938
Thereafter	6,169
$185,336

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 9 - OTHER BORROWED FUNDS (Continued)

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase ("repo borrowings") are financing arrangements secured by U.S. federal agency securities. These borrowings were collateralized by securities with a carrying amount of approximately $44,108,000 at December 31, 2009. At maturity, the securities underlying the arrangements are returned to the Company. The Company had no repo borrowings at December 31, 2010.

At December 31, 2009, repo borrowings were as follows (dollars in thousands):

Principal Terms	Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2009
Fixed rate borrowings	$40,000	March 2010 to November 2010	4.62%

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank. There were no borrowings outstanding at December 31, 2010 and 2009, and the Company had approximately $46 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $62.6 million at December 31, 2010.

NOTE 10 - LONG-TERM DEBT

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

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance. On December 4, 2009, the Board of Directors of the Company resolved that the Company will exercise its right to defer interest payments on the Debentures for each trust for twenty consecutive quarterly periods or until such earlier time as is determined by further action of the Board of Directors. The Company is not in default with respect to each trust's indenture and the deferral of interest does not constitute an event of default under the indentures. Upon expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period, the Company may not declare or pay any dividends on the Company's common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures. There was approximately $1.7 million of accrued and unpaid interest that was included in accrued expenses and other liabilities at December 31, 2010.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 10 - LONG-TERM DEBT (Continued)

At December 31, 2010 and 2009, the Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets. The Preferred Securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. At December 31, 2010, approximately $22.4 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes. At December 31, 2009, approximately $28.4 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).
	2010	2009
Beginning balance	$7,092	$21,898
New loans and renewals	2,470	8,492
Repayments and renewals	(3,043)	(18,917)
Effect of changes in related parties	(5,651)	(4,381)
Ending balance	$868	$7,092

Deposits from principal officers, directors, and their affiliates at December 31, 2010 and 2009 were $145.7 million and $91.4 million, respectively. The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company's directors.

NOTE 12 - STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees' Plans) and directors (the Directors' Plans). The Employees' Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock. The Directors' Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock. There were 560,284 shares under the Employees' Plans and 165,375 shares under the Directors' Plans available for future issuance as of December 31, 2010. The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

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

There were no options granted during 2010 and 2009.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 12 - STOCK-BASED COMPENSATION (Continued)

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	924,937	14.68
Forfeited	(187,517)	13.43
Expired	(14,856)	5.63
Outstanding at December 31, 2010	722,564	15.02	3.92	$ ---
Exercisable at December 31, 2010	651,564	15.72	3.57	$ ---

Information related to stock options during each year follows (dollars in thousands):
	2010		2009
Intrinsic value of options exercised	$	---	$	---
Cash received from option exercises		---		---
Tax benefit realized from option exercises		---		---

Compensation cost for stock options was $36,000 (with no tax benefit) representing less than $0.01 per share for 2010 and $181,000 (with no tax benefit), representing $0.01 per share for 2009.

As of December 31, 2010, there was no unrecognized compensation cost related to nonvested stock options granted under the Company's stock-based compensation plans.

Stock Awards

Stock awards have vesting periods of up to four years. A summary of changes in the Company's nonvested stock awards for the year follows:
Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2010	96,811	$4.47
Vested	(41,199)	3.51
Forfeited	(18,487)	5.08
Outstanding at December 31, 2010	37,125	$5.23

Compensation cost for stock awarded in 2010 and 2009 was $102,000 and $338,000, respectively.

As of December 31, 2010, there was $69,000 of total unrecognized compensation cost related to nonvested shares granted under the Company's stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of .55 years. The total fair value of shares vested was $145,000 and $523,000 during 2010 and 2009, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 13 - EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees. Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations. During 2009, the Company made matching contributions equal to 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 6%. The Company's contributions in 2009 were approximately $719,000. Effective January 1, 2010, the Company temporarily suspended the matching contribution.

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

NOTE 14 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands except per share data):
	2010	2009
Net income (loss)	$(17,854)	$(63,641)
Dividends declared on preferred shares	---	2,870
Net income (loss) available to common shares	$(17,854)	$(66,511)
Weighted average shares outstanding, including
participating stock awards - Basic	17,686,362	17,449,943
Dilutive potential common shares:
Stock options	---	---
Conversion of preferred stock	---	---
Stock warrants	---	---
Weighted average shares outstanding - Diluted	17,686,362	17,449,943
Basic earnings (loss) per common share	$(1.01)	$(3.81)
Diluted earnings (loss) per common share (1)	(1.01)	(3.81)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per share calculation.

Stock options for 722,564 and 924,937 shares of common stock were not considered in computing diluted earnings per common share for 2010 and 2009, respectively, because they were antidilutive. Potential common shares associated with the convertible preferred stock were excluded from dilutive potential common shares for 2010 and 2009 as they were antidilutive. Potential common shares associated with stock warrants issued in 2009 were excluded from dilutive potential common shares for 2010 and 2009 as they were antidilutive.

NOTE 15 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):
	2010	2009
Current	$(7)	$(19,139)
Deferred (benefit) expense	1,310	(7,481)
Change in valuation allowance	---	18,020
	$1,303	$(8,600)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 15 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):
	2010	2009
Statutory rate	35%	35%
Statutory rate applied to income (loss) before taxes	$(5,793)	$(25,284)
Add (deduct)
Change in valuation allowance	7,629	18,020
Tax-exempt interest income	(246)	(669)
Bank-owned life insurance	(217)	(440)
Other, net	(70)	(227)
	$1,303	$(8,600)

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

At December 31, 2009, the need for a valuation allowance was based primarily on the Company's net operating loss for 2009 and 2008, and the challenging environment currently confronting banks that could impact future operating results. As a result, an $18.0 million valuation allowance on deferred tax assets was charged to federal income tax expense in 2009. As a result of losses incurred in 2010, the Company increased the valuation allowance to $25.6 million at December 31, 2010. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. If the Company returns to consistent, sustained profitability, the need for the valuation allowance would diminish.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):
	2010		2009
Deferred tax asset
Allowance for loan losses		$16,599		$19,118
Nonaccrual loan interest		548		250
Valuation allowance on other real estate owned		3,641		1,681
Net operating loss carryforward		6,656		---
Other		975		1,431
Gross deferred tax assets		28,419		22,480
Valuation allowance		(25,649)		(18,020)
Total net deferred tax assets		2,770		4,460
Deferred tax liabilities
Depreciation		(1,984)		(2,202)
Purchase accounting adjustments		(113)		(207)
Unrealized gain on securities available for sale		(6)		(1,316)
Prepaid expenses		(347)		(348)
Other		(320)		(387)
Gross deferred tax liabilities		(2,770)		(4,460)
Net deferred tax asset	$	---	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 15 - FEDERAL INCOME TAXES (Continued)

At December 31, 2010, we had federal net operating loss carryforwards of $6.7 million that expire in 2030.

There were no unrecognized tax benefits at December 31, 2010 or 2009 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2007.

NOTE 16 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):
	2010	2009
Commitments to make loans	$50,377	$30,706
Letters of credit	4,873	9,857
Unused lines of credit	242,448	306,517

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $12.1 million at December 31, 2010. The notional amount of commitments to fund mortgage loans to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans was approximately $12.8 million at December 31, 2009.

At year-end 2010, approximately 16% of the Bank's commitments to make loans were at fixed rates, offered at current market rates. The remainder of the commitments to make loans was at variable rates tied to prime and generally expire within 30 days. The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 17 - CONTINGENCIES

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 17 - CONTINGENCIES (Continued)

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

NOTE 18 - SHAREHOLDERS' EQUITY

Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements would result in regulatory action that could have a direct material effect on the financial statements.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 18 - SHAREHOLDERS' EQUITY (Continued)

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk weighted assets)
Consolidated	$125,483	9.7%	$104,013	8.0%	N/A	N/A	N/A	N/A
Bank	125,797	9.7	103,970	8.0	$129,963	10.0%	$142,960	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	89,585	6.9	52,007	4.0	N/A	N/A	N/A	N/A
Bank	109,160	8.4	51,985	4.0	77,978	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	89,585	5.8	61,605	4.0	N/A	N/A	N/A	N/A
Bank	109,160	7.1	61,520	4.0	76,901	5.0	123,041	8.0
December 31, 2009
Total capital (to risk weighted assets)
Consolidated	$147,162	9.2%	$127,496	8.0%	N/A	N/A
Bank	144,301	9.1	127,357	8.0	$159,196	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	113,549	7.1	63,748	4.0	N/A	N/A
Bank	123,972	7.8	63,678	4.0	95,517	6.0
Tier 1 capital (to average assets)
Consolidated	113,549	6.0	75,559	4.0	N/A	N/A
Bank	123,972	6.6	75,448	4.0	94,311	5.0

Approximately $22.4 million and $28.4 of trust preferred securities outstanding at December 31, 2010 and 2009, respectively, qualified as Tier 1 capital for regulatory capital purposes.

The Bank was categorized as "adequately capitalized" at December 31, 2010 and 2009. There are no conditions or events since December 31, 2010 that management believes have changed its category. The Bank's total regulatory capital was $4.2 million below the level required to be categorized as "well capitalized" at December 31, 2010. However, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well capitalized" regardless of actual capital levels.

As part of the Consent Order, the Bank was required, within 90 days from the date of the Consent order, to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%. The Bank would need a capital injection of approximately $13.9 million as of December 31, 2010 in order to comply with the Tier 1 Ratio requirement and would need a capital injection of approximately $17.2 million in order to comply with the Total Risk Based Ratio requirement of the Consent Order. The ability of the Bank to achieve these requirements is largely dependent on the success of capital raising initiatives in process by the Company as discussed previously. The Consent Order also prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. Under Michigan law, the Bank is also restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $39.8 million at December 31, 2010.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 18 - SHAREHOLDERS' EQUITY (Continued)

Additional information about the Consent Order may be found in Note 1 under the heading "Regulatory Developments."

Issuance of Capital

A summary of the capital instruments issued to accredited investors during recent years is as follows:

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

Each share of the Series B Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 166.67 shares of common stock of the Company, which represents an approximate initial conversion price of $6.00 per share of common stock. On or after the third anniversary of the issue date, at the option of the Company, the Series B Preferred Stock will be subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company's common stock exceeds 120% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series B Preferred Stock for four consecutive quarters. The conversion rate and conversion price will be subject to adjustments in certain circumstances. The Series B Preferred Stock is subordinate to the Series A Preferred Stock. If all of the outstanding shares of the Series A and Series B Preferred Stock were converted into common stock, the shares of Series A and Series B Preferred Stock would convert into a total of approximately 3.9 million shares of common stock at December 31, 2010.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 18 - SHAREHOLDERS' EQUITY (Continued)

Subordinated Notes

In 2009, the Company received proceeds of $1,650,000 from the issuance of unsecured subordinated debt. The subordinated debt was in the form of 11% subordinated notes due 2017 and redeemable three years after issued. The subordinated notes are not convertible into common stock or preferred stock.

NOTE 19 - CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS
	2010	2009
ASSETS
Cash and cash equivalents	$579	$1,143
Investment in Bank subsidiary	109,812	126,800
Investment in other subsidiaries	1,591	1,563
Other assets	537	1,762
Total assets	$112,519	$131,268
LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$1,650	$1,650
Long-term debt	41,238	41,238
Other liabilities	1,789	389
Total liabilities	44,677	43,277
Total shareholders' equity	67,842	87,991
Total liabilities and shareholders' equity	$112,519	$131,268

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 19 - CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME
	2010		2009
Income
Dividends from subsidiaries	$	---	$49
Other		---	6
Total income		---	55
Expense
Interest expense		1,562	1,653
Other expense		761	876
Total expense		2,323	2,529
Income (loss) before income tax and equity in
undistributed earnings (loss) of subsidiaries		(2,323)	(2,474)
Equity in undistributed earnings (loss) of subsidiaries		(15,531)	(61,955)
Income (loss) before income tax		(17,854)	(64,429)
Income tax benefit		---	(788)
Net income (loss)		(17,854)	(63,641)
Dividends declared on preferred shares		---	2,870
Net income (loss) available to common stock		$(17,854)	$(66,511)

CONDENSED STATEMENTS OF CASH FLOWS
	2010		2009
Cash flows from operating activities
Net income (loss)		$(17,854)		$(63,641)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Equity in undistributed (earnings) loss of subsidiaries		16,402		61,955
(Increase) decrease in other assets		359		(581)
Increase (decrease) in other liabilities		1,400		(53)
Net cash from operating activities		307		(2,320)
Cash flows from investing activities
Investment in subsidiaries		(871)		(9,000)
Net cash from investing activities		(871)		(9,000)
Cash flows from financing activities
Proceeds from exercises of stock options		---		---
Proceeds from issuance of subordinated debt		---		1,650
Proceeds from issuance of common stock		---		1,650
Fractional shares purchased		---		---
Cash dividends paid		---		(3,687)
Net proceeds from issuance of preferred stock		---		2,527
Repurchase of stock		---		---
Net cash from financing activities		---		2,140
Net change in cash and cash equivalents		(564)		(9,180)
Cash and cash equivalents at beginning of year		1,143		10,323
Cash and cash equivalents at end of year		$579		$1,143
Supplemental noncash disclosures:
Preferred stock dividends accrued, paid in subsequent quarter	$	---	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 20 - QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income/ (Loss) (1)	Earnings (Loss) Per Common Share
					Basic	Fully Diluted
2010
First quarter	$20,938	$13,028	$19,710	$(21,140)	$(1.19)	$(1.19)
Second quarter	19,537	12,818	1,800	1,748.10		.10
Third quarter	18,444	12,437	550	703.04		.04
Fourth quarter	17,084	12,284	400	835.05		.05
2009
First quarter	$25,124	$12,796	$10,530	$(4,142)	$(.30)	$(.30)
Second quarter	24,531	13,398	20,630	(30,406)	(1.82)	(1.82)
Third quarter	23,534	13,194	21,580	(19,883)	(1.18)	(1.18)
Fourth quarter	22,690	13,406	21,600	(9,209)	(.52)	(.52)

(1)

Net income for the second quarter of 2010 includes a $2.7 million gain on sale of investment securities.

Net income for the fourth quarter of 2010 includes a $574,000 gain on the sale of a property owned by the Bank.

Net loss for the fourth quarter of 2009 includes an $11.4 million favorable tax benefit resulting from a tax law change extending the carry-back of net operating losses to five years from the previous two-year carry-back period.

Net loss for the second quarter of 2009 includes a non-cash charge of $14.9 million to establish a valuation allowance on deferred tax assets and a one-time charge of $5.5 million associated with the settlement of the substantial majority of the Trade Partners litigation disclosed in previous announcements.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs. Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2010, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.
(b)	Changes in Internal Controls.

The Company's management is committed to continuing efforts to improve the design and operation of the Company's disclosure controls, and internal control over financial reporting, including taking all steps believed necessary to remediate the material weakness discussed below under "Management's Report on Internal Control over Financial Reporting." During the year ended December 31, 2010, we have made the following changes in our internal control over financial reporting that will materially affect or are reasonably likely to materially affect our internal control over financial reporting:
•

Timely identification of grade changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance. To accomplish effective risk rating, additional efforts took place in the latter half of 2009. Our Special Assets Group reviewed all credits risk rated a 5 or worse under our risk rating system. Accelerated downgrading of credits took place as a result of this review. Although we were comfortable with risk rating results as of December 31, 2009, additional measures were being taken in 2010 to further enhance the risk rating system.

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

During 2010 the Loan Review department has completed its quarterly independent reviews of the risk rating for each loan selected for review, and issued its report to the Audit Committee. The Loan Review department remains focused on completing its independent review of all commercial loan risk ratings.

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

•

It is the intent of the Loan Review department to finalize internal loan review reports in a timely manner. The second, third and fourth quarter loan review reports were completed, and reviewed and considered by management involved in the analysis of the allowance for loan losses as of June 30, 2010, September 30, 2010 and December 31, 2010. As part of the new monthly analysis of the adequacy of the allowance for loan losses, management involved in the allowance for loan losses analysis further communicated with other departments involved in managing credit quality, including Loan Review, to determine if there were any further trends regarding credit quality that should be included in its assessment of qualitative factors utilized in the allowance for loan loss analysis. These considerations were considered in the qualitative factor adjustments used in the allowance for loan losses analysis as of December 31, 2010 and believed to be appropriate. These additional controls are completed on at least a quarterly basis and considered in the qualitative factor adjustments used in the allowance for loan losses analysis.

•	The loss emergence period of one year used as of December 31, 2010 was consistent with the updated period used as of December 31, 2009 and considered appropriate.

•

Qualitative factor adjustments used in the allowance for loan losses analysis were updated as of December 31, 2010 to be consistent with trends in the loan portfolio and were considered appropriate. These factors are updated on at least a quarterly basis to be consistent with trends in the loan portfolio incorporating input from senior management in accounting, loan review, lending, risk management and our market data committee.

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

During the course of the audit procedures for 2009, our independent registered public accounting firm for the year ended December 31, 2009, Crowe Horwath LLP, identified certain deficiencies in the Company's credit administration practices and allowance for loan losses process. Crowe Horwath LLP concluded that these control deficiencies constituted a "material weakness" in internal control over financial reporting at December 31, 2009. Our CEO and CFO also concluded that the control deficiencies constituted a material weakness in internal control over financial reporting at December 31, 2009. We concluded that solely as a result of the material weakness in internal control over financial reporting, we did not maintain effective internal control over financial reporting as of December 31, 2009 based on those criteria. We have since addressed the control deficiencies that constituted a material weakness in internal control over financial reporting as of December 31, 2009 as described above under "Changes in Internal Controls."

Company management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2010 based on those criteria.

BDO USA LLP, an independent registered certified public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited Macatawa Bank Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Macatawa Bank Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Macatawa Bank Corporation as of December 31, 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 24, 2011
Certified Public Accountants

ITEM 9B:	Other Information.

None.

PART III
ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors - General, - Qualifications and Biographical Information, - Board Committees - Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance - Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 10, 2011 Annual Meeting of Shareholders is here incorporated by reference.
ITEM 11:	Executive Compensation.

Information under the headings "Executive Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement relating to our May 10, 2011 Annual Meeting of Shareholders is here incorporated by reference.
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 10, 2011 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2010. The following information has been adjusted to reflect the effect of all stock dividends and stock splits.
	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	722,564	$15.02	725,659
Equity compensation plans not approved by security holders	0	N/A	0
Total	722,564	$15.02	725,659

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors - Board Committees" in our definitive Proxy Statement relating to our May 10, 2011 Annual Meeting of Shareholders is here incorporated by reference.
ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors - Fees and - Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 10, 2011 Annual Meeting of Shareholders is here incorporated by reference.

PART IV
ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010 and 2009
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2010 and 2009 Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

10.1*

Macatawa Bank Corporation Stock Compensation Plan. Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 10.1. Here incorporated by reference.

10.2*

Macatawa Bank Corporation 1998 Directors' Stock Option Plan. Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 10.2. Here incorporated by reference.

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

10.7

Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors. Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 10.7. Here incorporated by reference.

10.8*	Form of Stock Option Agreement.

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

10.14

Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series A Noncumulative Convertible Perpetual Preferred Stock. Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

10.15	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Exhibit 4.5 is here incorporated by reference.

10.16	Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Exhibit 4.6 is here incorporated by reference.

10.17	Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Exhibit 4.7 is here incorporated by reference.

10.18	Warrant Agreement Addendum. Exhibit 4.8 is here incorporated by reference.

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

10.21

Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series B Noncumulative Convertible Perpetual Preferred Stock. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

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

16	Auditor's Letter. Previously filed with the Commission on July 12, 2010 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 16.1. Here incorporated by reference.

21	Subsidiaries of the Registrant. One or more subsidiaries were omitted from this exhibit in accordance with Item 601(b)(21)(ii) of Regulation S-K.

23.1	Consent of BDO USA LLP, independent registered public accounting firm.

23.2	Consent of Crowe Horwath LLP, independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. § 1350.

* Management contract or compensatory plan.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request to Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 24, 2011.
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
Signature

	*/s/ Richard L. Postma	February 24, 2011
Richard L. Postma, Chairman of the Board

	/s/ Ronald L. Haan	February 24, 2011
Ronald L. Haan, Chief Executive Officer

	/s/ Jon W. Swets	February 24, 2011
Jon W. Swets, Senior Vice President and Chief Financial Officer

	*/s/ Mark J. Bugge	February 24, 2011
Mark J. Bugge, Director

	*/s/ Arend D. Lubbers	February 24, 2011
Arend D. Lubbers, Director

	*/s/ Thomas J. Wesholski	February 24, 2011
Thomas J. Wesholski, Director

	*/s/ Douglas B. Padnos	February 24, 2011
Douglas B. Padnos, Director

	*/s/ Wayne J. Elhart	February 24, 2011
Wayne J. Elhart, Director

	*/s/ Charles A. Geenen	February 24, 2011
Charles A. Geenen, Director

	*/s/ Birgit M. Klohs	February 24, 2011
Birgit M. Klohs, Director

	*/s/ Robert L. Herr	February 24, 2011
Robert L. Herr, Director

	*/s/ Thomas P. Rosenbach	February 24, 2011
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
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

10.1*

Macatawa Bank Corporation Stock Compensation Plan. Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 10.1. Here incorporated by reference.

10.2*

Macatawa Bank Corporation 1998 Directors' Stock Option Plan. Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 10.2. Here incorporated by reference.

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

10.7

Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors. Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 10.7. Here incorporated by reference.

10.8*	Form of Stock Option Agreement.

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

10.14

Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series A Noncumulative Convertible Perpetual Preferred Stock. Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

10.15	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Exhibit 4.5 is here incorporated by reference.

10.16	Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Exhibit 4.6 is here incorporated by reference.

10.17	Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Exhibit 4.7 is here incorporated by reference.

10.18	Warrant Agreement Addendum. Exhibit 4.8 is here incorporated by reference.

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

10.21

Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series B Noncumulative Convertible Perpetual Preferred Stock. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

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

16	Auditor's Letter. Previously filed with the Commission on July 12, 2010 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 16.1. Here incorporated by reference.

21	Subsidiaries of the Registrant. One or more subsidiaries were omitted from this exhibit in accordance with Item 601(b)(21)(ii) of Regulation S-K.

23.1	Consent of BDO USA LLP, independent registered public accounting firm.

23.2	Consent of Crowe Horwath LLP, independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. § 1350.

          * Management contract or compensatory plan.