Form 10-Q
period 2011-03-31
MACATAWA BANK CORP
filed 2011-04-28
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,679,621 shares of the Company's Common Stock (no par value) were outstanding as of April 28, 2011.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probably" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in credit quality metrics, real estate valuation, future levels of non-performing loans, future levels of loan charge-offs, future levels of provisions for loan losses, the rate of asset dispositions, capital raising activities, dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to fully comply with our Consent Order and Written Agreement, raise capital, improve regulatory capital ratios, sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, address regulatory issues, improve internal controls over financial reporting, maintain our current level of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, maintain mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extend, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 (unaudited) and December 31, 2010

(dollars in thousands)	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$24,265	$21,274
Federal funds sold and other short-term investments	238,362	214,853
Cash and cash equivalents	262,627	236,127
Securities available for sale, at fair value	12,660	9,120
Securities held to maturity (fair value 2010 - $83)	---	83
Federal Home Loan Bank stock	11,932	11,932
Loans held for sale, at fair value	942	2,537
Total loans	1,153,992	1,217,196
Allowance for loan losses	(42,343)	(47,426)
Net loans	1,111,649	1,169,770
Premises and equipment - net	56,410	56,988
Accrued interest receivable	3,721	3,845
Bank-owned life insurance	25,229	25,014
Other real estate owned	64,992	57,984
Other assets	7,073	4,861
Total assets	$1,557,235	$1,578,261
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$282,050	$255,897
Interest-bearing	982,615	1,020,723
Total deposits	1,264,665	1,276,620
Other borrowed funds	174,270	185,336
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	6,259	5,575
Total liabilities	1,488,082	1,510,419
Commitments and contingent liabilities	---	---
Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized; Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 200,000,000 shares authorized; 17,679,621 shares issued and outstanding	167,338	167,321
Retained deficit	(131,363)	(132,654)
Accumulated other comprehensive income	14	11
Total shareholders' equity	69,153	67,842
Total liabilities and shareholders' equity	$1,557,235	$1,578,261

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2011 and 2010 (unaudited)

(dollars in thousands, except per share data)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest income
Loans, including fees	$15,582	$19,623
Securities	27	1,191
FHLB Stock	76	62
Federal funds sold and other short-term investments	168	61
Total interest income	15,853	20,937
Interest expense
Deposits	2,912	5,408
Debt and other borrowed funds	1,343	2,501
Total interest expense	4,255	7,909
Net interest income	11,598	13,028
Provision for loan losses	(1,450)	19,710
Net interest income (loss) after provision for loan losses	13,048	(6,682)
Noninterest income
Service charges and fees	949	1,065
Net gains on mortgage loans	435	181
Trust fees	651	890
ATM and debit card fees	852	785
Other	792	547
Total noninterest income	3,679	3,468
Noninterest expense
Salaries and benefits	5,347	5,450
Occupancy of premises	1,011	1,052
Furniture and equipment	817	981
Legal and professional	270	769
Marketing and promotion	224	215
Data processing	304	346
FDIC assessment	978	1,257
ATM and debit card processing	271	310
Bond and D&O Insurance	379	548
Losses on repossessed and foreclosed properties	2,493	3,643
Administration of problem assets	1,941	1,892
Other	1,401	1,463
Total noninterest expenses	15,436	17,926
Net income (loss) before income tax	1,291	(21,140)
Income tax expense (benefit)	0	0
Net income (loss)	1,291	(21,140)
Dividends declared on preferred shares	0	0
Net income (loss) available to common shares	$1,291	$(21,140)
Basic earnings (loss) per common share	$.07	$(1.19)
Diluted earnings (loss) per common share	$.07	$(1.19)
Cash dividends per common share	$0.00	$0.00

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2011 and 2010
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income (loss)	$1,291	$(21,140)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on securities available for sale	3	38
Comprehensive income (loss)	$1,294	$(21,102)

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2011 and 2010
(unaudited)

(dollars in thousands, except per share data)	Preferred Stock		Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Series A	Series B
Balance, January 1, 2010	$30,604	$2,560	$167,183	$(114,800)	$2,444	$87,991
Net loss for three months ended March 31, 2010				(21,140)		(21,140)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale					38	38
Comprehensive loss						(21,102)
Stock compensation expense			28			28
Balance, March 31, 2010	$30,604	$2,560	$167,211	$(135,940)	$2,482	$66,917

Balance, January 1, 2011	$30,604	$2,560	$167,321	(132,654)	$ 11	67,842
Net income for three months ended March 31, 2011				1,291		1,291
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on securities available for sale					3	3
Comprehensive income						1,294
Stock compensation expense			17			17
Balance, March 31, 2011	$30,604	$2,560	$167,338	$(131,363)	$ 14	$69,153

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2011 and 2010 (unaudited)

(dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities
Net income (loss)	$1,291	$(21,140)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	781	896
Stock compensation expense	17	28
Provision for loan losses	(1,450)	19,710
Origination of loans for sale	(16,671)	(9,744)
Proceeds from sales of loans originated for sale	18,701	9,052
Net gains on mortgage loans	(435)	(181)
Write-down of other real estate	2,699	3,516
Net (gain) loss on sales of other real estate	(212)	120
Decrease (increase) in accrued interest receivable and other assets	(2,157)	80
Earnings in bank-owned life insurance	(215)	(200)
Increase (decrease) in accrued expenses and other liabilities	684	(473)
Net cash from operating activities	3,033	1,664
Cash flows from investing activities
Loan originations and payments, net	45,092	41,204
Purchases of securities available for sale	(10,549)	0
Proceeds from:
Maturities and calls of securities available for sale	6,988	13,986
Principal paydowns on securities	85	82
Sales of other real estate	4,984	5,711
Additions to premises and equipment	(112)	(201)
Net cash from investing activities	46,488	60,782
Cash flows from financing activities
Net decrease in in-market deposits	(6,360)	(3,505)
Net decrease in brokered deposits	(5,595)	(42,065)
Proceeds from other borrowed funds	---	20,000
Repayments of other borrowed funds	(11,066)	(66,020)
Net cash from financing activities	(23,021)	(91,590)
Net change in cash and cash equivalents	26,500	(29,144)
Cash and cash equivalents at beginning of period	236,127	78,749
Cash and cash equivalents at end of period	$262,627	$49,605
Supplemental cash flow information
Interest paid	$3,950	$7,805
Supplemental noncash disclosures:
Transfers from loans to other real estate	14,479	17,954

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

Basis of Presentation:The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) believed necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications:  Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 3. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and have been added to Note 3.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Adoption of this standard did not have a significant impact on our quarterly disclosures.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Accounting Standards:

The FASB has issued ASU 2011-02,  A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (April 2011).  This ASU provides guidance for companies when determining whether a loan modification is a troubled debt restructuring.  The ASU also provides additional disclosure requirements.  It is effective for public companies for interim and annual periods beginning on or after June 15, 2011. The guidance is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  This guidance is not expected to have a material effect on our identification of troubled debt restructurings or disclosures.

Regulatory Developments:

Consent Order with Macatawa Bank and its Regulators

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (our "2010 Form 10-K"), on February 22, 2010, Macatawa Bank entered into a Consent Order (the "Consent Order") with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR"), the primary banking regulators of the Bank.  The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices.  The Consent Order imposes no fines or penalties on the Bank.  The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and the OFIR.  The requirements of the Consent Order are summarized in our 2010 Form 10-K.

The Consent Order covers various aspects of the Bank's financial condition and performance; loan administration; and capital planning.

The Consent Order requires the Bank to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  At March 31, 2011, the Bank's Tier 1 Leverage Capital Ratio was 7.1% and the Total Risk Based Capital Ratio was 10.4%, which would ordinarily categorize the Bank as "well capitalized" under the regulatory capital standards absent the Consent Order.  The Bank needed a capital injection of approximately $14.0 million as of March 31, 2011 to comply with the Tier 1 Leverage Capital Ratio requirement and needed a capital injection of approximately $7.1 million to comply with the Total Risk Based Capital Ratio requirement of the Consent Order.  This has declined significantly since March 31, 2010, when the Company needed $43.2 million to comply with the Tier 1 Leverage Capital Ratio requirement.

The Company has developed a capital plan including evaluation of alternatives to reach and maintain the capital levels required by the Consent Order.  Achievement of these capital levels could be impacted, positively or negatively, by certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality, property values and the receptiveness of capital markets to new capital offerings of the Company.

Strategies to increase the Bank's regulatory capital ratios in order to comply with the capital requirements of the Consent Order include reducing operating costs, shrinking assets of the Bank without weakening its liquidity position, preserving capital through suspension of dividends, and raising additional capital.  More information regarding these strategies is included in our 2010 Form 10-K.

The Company earlier increased its capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008.  During second and third quarters of 2009, the Company increased its capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and subordinated debt.

The Company also remains active at exploring alternatives to raise new capital.  In February 2011, the Company filed a registration statement with the Securities and Exchange Commission to offer shares of common stock in a rights offering and a public offering in order to raise equity capital. On March 25, 2011, the Company's shareholders approved an increase in authorized common shares from 40 million to 200 million.

We believe that, as of March 31, 2011, the Bank was in compliance in all material respects with all of the provisions of the Consent Order, other than the minimum capital requirements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Written Agreement with Macatawa Bank Corporation and its Regulator

As discussed in our 2010 Form 10-K, the Company formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB") effective July 23, 2010.  Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit to the FRB an acceptable written plan to maintain sufficient capital on a consolidated basis; (viii) must submit to the FRB a written statement of the Company's planned sources and uses of cash for debt service, operating expenses, and other purposes for 2010 and subsequent years; and (ix) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval.

The Company requested and received approval from the FRB to make its first quarter 2011 interest payments on its $1.65 million in outstanding subordinated debt.  Each quarter, the Company requests approval from the FRB to make the next quarter's interest payment on its subordinated debt and is continuing to accrue the amounts due.

Since the effective date of the Written Agreement, we have submitted our capital plan, cash flow projections and other reports in accordance with the timelines specified in the Written Agreement or agreed upon extensions.  In addition, our senior management has met with and spoken to FRB representatives several times since the Written Agreement became effective.  On November 15, 2010, we submitted a plan to maintain sufficient capital and have had several conversations with the FRB regarding the plan since that time.  At the FRB's request, we submitted an updated draft of the capital plan on March 31, 2011, with the final plan to be submitted by April 30, 2011.  On February 11, 2011, we submitted to the FRB a written statement of the Company's planned sources and uses of cash for 2011.  At the FRB's request, we submitted a plan for how the Company will meet its cash flow obligations for 2011 on March 31, 2011.

Other than acceptance by the FRB of a capital plan and a plan for meeting cash flow obligations for 2011, the Company believes that, as of March 31, 2011, it was in compliance in all material respects with all of the provisions of the Written Agreement.

Deposit Gathering Activities

Because the Bank is subject to the Consent Order, it cannot be categorized as "well-capitalized," regardless of actual capital levels.  As a result, the Bank is subject to the following restrictions regarding its deposit gathering activities:
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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans.  Management believes the allowance for loan losses balance to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At March 31, 2011, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

As of January 1, 2010, we no longer have the ability to carryback losses to prior years.  The realization of our deferred tax assets is largely dependent on generating income in future years.  At March 31, 2011, the need to maintain a full valuation allowance was based primarily on our net operating losses for in recent years and the continuing weak economic conditions that could impact our ability to generate future earnings.  The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):
March 31, 2011	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Available for Sale:
U.S. Treasury and federal agency securities	$11,638		$27		$(13)	$11,652
Other equity securities	1,000		8		---	1,008
	$12,638		$35		$(13)	$12,660
December 31, 2010
Available for Sale:
U.S. Treasury and federal agency securities	$8,103		$6	$	---	$8,109
Other equity securities	1,000		11		---	1,011
	$9,103		$17	$	---	$9,120
Held to Maturity:
State and municipal bonds	$83	$	---	$	---	$83
	$83	$	---	$	---	$83

There were no sales of securities in the three month periods ended March 31, 2011 and 2010.

Contractual maturities of debt securities at March 31, 2011 were as follows (dollars in thousands):
	Available-for-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000
Due from one to five years	9,545	9,548
Due from five to ten years	1,019	1,028
Due after ten years	74	76
	$11,638	$11,652

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SECURITIES(Continued)

Securities with unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):
	Less than 12 Months		12 Months or More				Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
U.S federal agency securities	$5,033	$(13)	$	---	$	---	$5,033	$(13)
State and municipal bonds	---	---		---		---	---	---
Other equity securities	---	---		---		---	---	---
Total temporarily impaired	$5,033	$(13)	$	---	$	---	$5,033	$(13)

There were no securities with unrealized losses at December 31, 2010.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Management determined that no OTTI charges were necessary during the first quarter of 2011 and all of 2010.

At March 31, 2011 and December 31, 2010, securities with a carrying value of approximately $1,970,000 and $2,250,000, respectively, were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 -LOANS

Portfolio loans were as follows (dollars in thousands):
	March 31, 2011	December 31, 2010
Commercial and industrial	$260,669	$264,679
Commercial real estate:
Residential developed	47,663	46,835
Unsecured to residential developers	2,621	7,631
Vacant and unimproved	68,193	71,528
Commercial development	5,576	8,952
Residential improved	91,690	96,784
Commercial improved	330,842	355,899
Manufacturing and industrial	79,162	81,560
Total commercial real estate	625,747	669,189
Consumer
Residential mortgage	127,405	135,227
Unsecured	2,300	2,867
Home equity	119,166	125,866
Other secured	18,705	19,368
Total consumer	267,576	283,328
Total loans	1,153,992	1,217,196
Allowance for loan losses	(42,343)	(47,426)
	$1,111,649	$1,169,770

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):
Three months ended March 31, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Charge-offs	(804)	(2,397)	(931)	---	(4,132)
Recoveries	193	250	56	---	499
Provision for loan losses	790	(2,119)	(117)	(4)	(1,450)
Ending Balance	$7,191	$30,707	$4,423	$22	$42,343

Three months ended March 31, 2010:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,086	$45,759	$2,767	$11	$54,623
Charge-offs	(3,721)	(9,620)	(895)	---	(14,236)
Recoveries	271	391	23	---	685
Provision for loan losses	3,353	14,838	1,518	1	19,710
Ending Balance	$5,989	$51,368	$3,413	$12	$60,782

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2011:
	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,152	$5,910	$533	$	---	$8,595
Collectively evaluated for impairment	5,039	24,797	3,890		22	33,748
Total ending allowance balance	$7,191	$30,707	$4,423		$22	$42,343
Loans:
Individually reviewed for impairment	$4,556	$57,755	$14,388	$	---	$76,699
Collectively evaluated for impairment	256,113	567,992	253,188		---	1,077,293
Total ending loans balance	$260,669	$625,747	$267,576	$	---	$1,153,992

December 31, 2010:

	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,576	$5,334	$458	$	---	$7,368
Collectively evaluated for impairment	5,436	29,639	4,957		26	40,058
Total ending allowance balance	$7,012	$34,973	$5,415		$26	$47,426
Loans:
Individually reviewed for impairment	$7,757	$70,677	$13,752	$	---	$92,186
Collectively evaluated for impairment	256,922	598,512	269,576		---	1,125,010
Total ending loans balance	$264,679	$669,189	$283,328	$	---	$1,217,196

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

Impaired loans were as follows (dollars in thousands)
	March 31, 2011	December 31, 2010
Impaired commercial loans with no allocated allowance for loan losses	$26,030	$48,519
Impaired loans with allocated allowance for loan losses:
Impaired commercial loans	36,281	29,915
Consumer mortgage loans modified under a troubled debt restructuring	14,388	13,752
	50,669	43,667
Total impaired loans	$76,699	$92,186
Amount of the allowance for loan losses allocated	$8,595	$7,368

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Average of impaired loans during the period:
Commercial and industrial	$4,725	$12,179
Commercial real estate:
Residential developed	16,141	22,536
Unsecured to residential developers	915	1,278
Vacant and unimproved	4,948	6,908
Commercial development	825	1,152
Residential improved	8,695	12,140
Commercial improved	21,909	30,589
Manufacturing and industrial	8,349	11,657
Consumer	12,755	11,098
Interest income recognized during impairment:
Commercial and industrial	(14)	154
Commercial real estate	523	60
Consumer	110	100
Cash-basis interest income recognized
Commercial and industrial	52	118
Commercial real estate	509	358
Consumer	110	121

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 (dollars in thousands):
	Unpaid Principal Balance		Recorded Investment		Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$	---	$	---	$	---
Commercial real estate:
Residential developed		24,221		6,903		---
Unsecured to residential developers		2,550		279		---
Vacant and unimproved		3,541		3,541		---
Commercial development		---		---		---
Residential improved		3,616		3,616		---
Commercial improved		10,900		10,100		---
Manufacturing and industrial		2,061		1,591		---
		46,889		26,030
Consumer:
Residential mortgage		---		---		---
Unsecured		---		---		---
Home equity		---		---		---
Other secured		---		---		---
		---		---		---
		$46,889		$26,030	$	---
With an allowance recorded:
Commercial and industrial		$4,556		$4,556		$2,152
Commercial real estate:
Residential developed		7,470		7,470		2,343
Unsecured to residential developers		2,364		609		227
Vacant and unimproved		2,322		2,322		3
Commercial development		223		223		22
Residential improved		5,798		5,780		1,009
Commercial improved		6,913		6,736		1,258
Manufacturing and industrial		8,585		8,585		1,048
		33,675		31,725		5,910
Consumer:
Residential mortgage		14,388		14,388		533
Unsecured		---		---		---
Home equity		---		---		---
Other secured		---		---		---
		14,388		14,388		533
Total		$57,175		$50,669		$8,595

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011:
	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$10,769	$	---
Commercial real estate:
Residential developed	10,085		---
Unsecured to residential developers	888		---
Vacant and unimproved	7,043		411
Commercial development	833		---
Residential improved	9,234		---
Commercial improved	14,544		---
Manufacturing and industrial	412		---
	43,039		411
Consumer:
Residential mortgage	1,489		---
Unsecured	24		---
Home equity	291		71
Other secured	---		3
	1,804		74
Total	$55,612		$485

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans (dollars in thousands):
	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$783	$4,824	$5,607	$255,062	$260,669
Commercial real estate:
Residential developed	1,022	3,647	4,669	42,994	47,663
Unsecured to residential developers	279	609	888	1,733	2,621
Vacant and unimproved	161	4,251	4,412	63,781	68,193
Commercial development	---	808	808	4,768	5,576
Residential improved	1,130	5,683	6,813	84,877	91,690
Commercial improved	3,787	9,724	13,511	317,331	330,842
Manufacturing and industrial	169	412	581	78,581	79,162
	6,548	25,134	31,682	594,065	625,747
Consumer:
Residential mortgage	1,485	1,027	2,512	124,893	127,405
Unsecured	48	---	48	2,252	2,300
Home equity	1,101	151	1,252	117,914	119,166
Other secured	117	2	119	18,586	18,705
	2,751	1,180	3,931	263,645	267,576
Total	$10,082	$31,138	$41,220	$1,112,772	$1,153,992

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans (dollars in thousands):
	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$825	$5,389	$6,214	$258,465	$264,679
Commercial real estate:
Residential developed	438	4,568	5,006	41,829	46,835
Unsecured to residential developers	---	999	999	6,632	7,631
Vacant and unimproved	670	4,367	5,037	66,491	71,528
Commercial development	---	1,144	1,144	7,808	8,952
Residential improved	1,929	6,353	8,282	88,502	96,784
Commercial improved	901	21,440	22,341	333,558	355,899
Manufacturing and industrial	1,084	613	1,697	79,863	81,560
	5,022	39,484	44,506	624,683	669,189
Consumer:
Residential mortgage	1,293	1,489	2,782	132,445	135,227
Unsecured	45	---	45	2,822	2,867
Home equity	1,207	927	2,134	123,732	125,866
Other secured	57	10	67	19,301	19,368
	2,602	2,426	5,028	278,300	283,328
Total	$8,449	$47,299	$55,748	$1,161,448	$1,217,196

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

The Company has allocated $996,000 and $1,361,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively.  These loans involved the restructuring of terms to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.

The following table presents information regarding troubled debt restructurings as of March 31, 2011 (dollars in thousands):
	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	15	$2,644
Commercial real estate	43	22,666
Consumer	76	14,388

Included in these totals are $458,000 of nonperforming commercial and industrial restructurings, $1,534,000 of nonperforming commercial real estate restructurings and $1,295,000 of nonperforming consumer loan restructurings as of March 31, 2011.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

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

7. Doubtful - Borrowings supported by weak or no financial statements.  The ability to repay the entire loan is questionable. Loans in this category are normally characterized less than adequate collateral, insolvent, or extremely weak financial condition. A loan classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses makes collection or liquidation in full highly questionable. The possibility of loss is extremely high, however, activity may be underway to minimize the loss or maximize the recovery.

8. Loss - Loan are considered uncollectible and of little or no value as a bank asset.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

As of March 31, 2011, the risk grade category of commercial loans by class of loans is as follows (dollars in thousands):
	1	2	3	4	5	6	7	8
Commercial and industrial	$381	$1,369	$52,939	$148,891	$37,292	$9,027	$10,770	$	---
Commercial real estate:
Residential developed	---	---	1,319	9,935	15,039	11,285	10,085		---
Unsecured to residential developers	---	---	237	858	173	465	888		---
Vacant and unimproved	---	---	6,444	37,527	13,467	3,712	7,043		---
Commercial development	---	---	---	3,022	1,523	198	833		---
Residential improved	---	---	2,909	49,396	15,939	14,213	9,234		---
Commercial improved	---	---	69,936	181,791	41,315	23,256	14,544		---
Manufacturing and industrial	---	238	14,809	37,481	20,974	5,247	412		---
	$381	$1,607	$148,593	$468,901	$145,722	$67,403	$53,809	$	---

As of December 31, 2010, the risk grade category of commercial loans by class of loans is as follows (dollars in thousands):
	1	2	3	4	5	6	7	8
Commercial and industrial	$442	$1,583	$51,558	$148,880	$41,467	$9,165	$11,584	$	---
Commercial real estate:
Residential developed	---	---	240	6,682	14,705	14,360	10,848		---
Unsecured to residential developers	---	---	4,784	907	500	515	925		---
Vacant and unimproved	---	794	5,450	38,808	14,978	3,982	7,516		---
Commercial development	---	---	---	4,240	2,765	295	1,652		---
Residential improved	---	---	3,321	49,905	18,715	14,985	9,858		---
Commercial improved	---	---	71,622	191,772	41,490	23,199	27,816		---
Manufacturing and industrial	---	246	14,299	37,487	22,261	5,697	1,570		---
	$442	$2,623	$151,274	$478,681	$156,881	$72,198	$71,769	$	---

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):
March 31, 2011	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$126,378	$2,300	$119,015	$18,703
Nonperforming	1,027	---	151	2
Total	$127,405	$2,300	$119,166	$18,705

December 31, 2010	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$133,738	$2,867	$124,939	$19,358
Nonperforming	1,489	---	927	10
Total	$135,227	$2,867	$125,866	$19,368

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - LOANS (Continued)

Loans rated a 6 or worse per the Company's internal risk rating system are considered substandard, doubtful or loss.  Loans classified as substandard or worse were as follows at period-end (dollars in thousands):
	March 31, 2011	December 31, 2010
Not classified as impaired	$58,901	$65,533
Classified as impaired	62,311	78,434
Total loans classified substandard or worse	$121,212	$143,967

At March 31, 2011, approximately $53.8 million of the $121.2 million of loans classified as substandard or worse were on nonaccrual status, while the remaining $71.4 million of these loans were on accrual status.

At December 31, 2010, approximately $74.8 million of the $144.0 million of loans classified as substandard or worse were on nonaccrual status, while the remaining $69.2 million of these loans were on accrual status.

NOTE 4 - OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):
	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
Beginning balance	$68,388	$41,987	$41,987
Additions, transfers from loans	14,479	45,248	17,954
Proceeds from sales of other real estate owned	(4,984)	(16,003)	(5,711)
Valuation allowance reversal upon sale	(1,083)	(2,677)	(710)
Gain (loss) on sale of other real estate owned	212	(167)	(120)
	77,012	68,388	53,400
Less: valuation allowance	(12,020)	(10,404)	(7,610)
Ending balance	$64,992	$57,984	$45,790

Activity in the valuation allowance was as follows (dollars in thousands):
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Beginning balance	$10,404	$4,804
Additions charged to expense	2,699	3,516
Deletions upon disposition	(1,083)	(710)
Ending balance	$12,020	$7,610

Net realized gains on sales of other real estate were $212,000 for the three month period ended March 31, 2011.  Net realized losses on sales of other real estate were $120,000 for the three month period ended March 31, 2010.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - FAIR VALUE

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2011
U.S. Treasury and federal agency securities	$11,652	$	---	$11,652	$	---
Other equity securities	1,008		---	1,008		---
Loans held for sale	942		---	942		---
December 31, 2010
U.S. federal agency securities	$8,109	$	---	$8,109	$	---
State and municipal bonds	---		---	---		---
Other equity securities	1,011		---	1,011		---
Loans held for sale	2,537		---	2,537		---

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2011
Impaired loans	$25,050	$	---	$	---	$25,050
Other real estate owned	45,019		---		---	45,019
December 31, 2010
Impaired loans	$37,173	$	---	$	---	$37,173
Other real estate owned	32,262		---		---	32,262

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2011 and December 31, 2010 (dollars in thousands).
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$262,627	$262,627	$236,127	$236,127
Securities held to maturity	---	---	83	83
FHLB stock	11,932	N/A	11,932	N/A
Loans, net	1,111,649	1,118,394	1,169,770	1,169,497
Accrued interest receivable	3,721	3,721	3,845	3,845
Financial liabilities
Deposits	(1,264,665)	(1,267,213)	(1,276,620)	(1,280,238)
Other borrowed funds	(174,270)	(175,455)	(185,336)	(187,104)
Long-term debt	(41,238)	(34,555)	(41,238)	(34,506)
Subordinated debt	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	(2,706)	(2,706)	(2,401)	(2,401)
Off-balance sheet credit-related items
Loan commitments	---	---	---	---

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short‑term borrowings, accrued interest receivable and payable, demand deposits, and variable rate loans or deposits that reprice frequently and fully.  Security fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities as discussed above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads).  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance sheet credit-related items is not significant.

NOTE 6 - DEPOSITS

Deposits are summarized as follows (in thousands):
	March 31, 2011	December 31, 2010
Noninterest-bearing demand	$282,050	$255,897
Interest bearing demand	182,700	216,827
Savings and money market accounts	384,932	355,657
Certificates of deposit	414,983	448,239
	$1,264,665	$1,276,620

Approximately $175.6 million and $192.7 million in certificates of deposit were in denominations of $100,000 or more at March 31, 2011 and December 31, 2010, respectively.

Brokered deposits totaled approximately $42.6 million and $48.2 million at March 31, 2011 and December 31, 2010, respectively.  At both March 31, 2011 and December 31, 2010, brokered deposits had interest rates ranging from 3.75% to 4.55%.  The remaining balance of $42.6 million in brokered deposits will mature in 2011.

Additional information about restrictions on the Bank's deposit gathering activities may be found in Note 1 under the heading "Regulatory Developments."

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2011
Single maturity fixed rate advances	$ 160,000	May 2011 to November 2015	1.94%
Amortizable mortgage advances	14,270	March 2018 to July 2018	3.77%
	$ 174,270

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2010
Single maturity fixed rate advances	$ 170,000	March 2011 to November 2015	1.95%
Amortizable mortgage advances	15,336	March 2018 to July 2018	3.77%
	$ 185,336

Each advance is subject to a prepayment penalty if paid prior to its maturity date.  Fixed rate advances are payable at maturity.  Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  Putable advances are fixed rate advances that can be changed to a variable rate at the option of the FHLB.  If the FHLB exercises that option, these advances may be repaid without penalty.  These advances were collateralized by residential and commercial real estate loans totaling $373.7 million and $420.5 million under a physical loan collateral delivery arrangement at March 31, 2011 and December 31, 2010, respectively.

Scheduled repayments of FHLB advances as of March 31, 2011 were as follows (in thousands):
2011	$35,667
2012	66,781
2013	31,831
2014	21,884
2015	11,938
Thereafter	6,169
$174,270

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three month periods ended March 31, 2011 and 2010 are as follows (dollars in thousands, except per share data):
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income (loss)	$1,291	$(21,140)
Dividends declared on preferred shares	---	---
Net income (loss) available to common shares	$1,291	$(21,140)
Weighted average shares outstanding, including participating stock awards - Basic	17,679,621	17,696,922
Dilutive potential common shares:
Stock options	---	---
Conversion of preferred stock	---	---
Stock warrants	---	---
Weighted average shares outstanding - Diluted	17,679,621	17,696,922
Basic earnings (loss) per common share	$0.07	$(1.19)
Diluted earnings (loss) per common share (1)	0.07	(1.19)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per common share calculation.

Stock options for 714,766 and 918,437 shares of common stock for the three month periods ended March 31, 2011 and 2010, respectively, were not considered in computing diluted earnings per share because they were antidilutive.   Potential common shares associated with convertible preferred stock and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Current		$(2)		$(21)
Deferred (benefit) expense		2		21
	$	---	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):
	2011		2010
Statutory rate		35%		35%
Statutory rate applied to income (loss) before taxes		$452		$(7,399)
Add (deduct)
Change in valuation allowance		(355)		7,652
Tax-exempt interest income		---		(167)
Bank-owned life insurance		(75)		(70)
Other, net		(22)		(16)
	$	---	$	---

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

At March 31, 2011, the need for a valuation allowance was based primarily on the Company's net operating loss for 2009 and 2008, and the challenging environment currently confronting banks that could impact future operating results.  As a result, an $18.0 million valuation allowance on deferred tax assets was charged to federal income tax expense in 2009.  As a result of losses incurred in 2010, the Company increased the valuation allowance to $25.6 million at December 31, 2010.  At March 31, 2011, the valuation allowance was $25.3 million.  The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. If the Company returns to consistent, sustained profitability, the need for the valuation allowance would diminish.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):
	March 31, 2011		December 31, 2010
Deferred tax asset
Allowance for loan losses		$14,820		$16,599
Nonaccrual loan interest		387		548
Valuation allowance on other real estate owned		4,207		3,641
Net operating loss carryforward		7,744		6,656
Other		885		975
Gross deferred tax assets		28,043		28,419
Valuation allowance		(25,294)		(25,649)
Total net deferred tax assets		2,749		2,770
Deferred tax liabilities
Depreciation		(1,932)		(1,984)
Purchase accounting adjustments		(89)		(113)
Unrealized gain on securities available for sale		(8)		(6)
Prepaid expenses		(407)		(347)
Other		(313)		(320)
Gross deferred tax liabilities		(2,749)		(2,770)
Net deferred tax asset	$	---	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

At March 31, 2011, we had federal net operating loss carryforwards of $22.1 million that expire in 2030.

There were no unrecognized tax benefits at March 31, 2011 or December 31, 2010 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company is no longer subject to examination by the Internal Revenue Service for years before 2007.

NOTE 10 - CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of March 31, 2011, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which we or any of our subsidiaries are a party or which any of our properties are the subject.

NOTE 11 - SHAREHOLDERS' EQUITY

Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off‑balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases.  Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

At March 31, 2011 and December 31, 2010, actual capital levels and minimum required levels were (in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total capital (to risk weighted assets)
Consolidated	$125,730	10.3%	$97,266	8.0%	N/A	N/A	N/A	N/A
Bank	126,578	10.4	97,201	8.0	$121,502	10.0%	$133,652	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	91,389	7.5	48,633	4.0	N/A	N/A	N/A	N/A
Bank	111,050	9.1	48,601	4.0	72,901	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	91,389	5.8	62,608	4.0	N/A	N/A	N/A	N/A
Bank	111,050	7.1	62,518	4.0	78,148	5.0	125,037	8.0
December 31, 2010
Total capital (to risk weighted assets)
Consolidated	$125,483	9.7%	$104,013	8.0%	N/A	N/A	N/A	N/A
Bank	125,797	9.7	103,970	8.0	$129,963	10.0%	$142,960	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	89,585	6.9	52,007	4.0	N/A	N/A	N/A	N/A
Bank	109,160	8.4	51,985	4.0	77,978	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	89,585	5.8	61,605	4.0	N/A	N/A	N/A	N/A
Bank	109,160	7.1	61,520	4.0	76,901	5.0	123,041	8.0

Approximately $22.8 million and $22.4 million of trust preferred securities outstanding at March 31, 2011 and December 31, 2010, respectively, qualified as Tier 1 capital.  Refer to our 2010 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "adequately capitalized" at March 31, 2011 and December 31, 2010.  The Bank's regulatory capital ratios exceeded the levels ordinarily required to be categorized as "well capitalized" at March 31, 2011.  However, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well capitalized" regardless of actual capital levels.

As part of the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  The Bank needed a capital injection of approximately $14.0 million as of March 31, 2011 to comply with the Tier 1 Leverage Capital Ratio requirement and needed a capital injection of approximately $7.1 million at March 31, 2011 to comply with the Total Risk Based Ratio requirement of the Consent Order.  The ability of the Bank to achieve these requirements is largely dependent on the success of capital raising initiatives in process by the Company as discussed previously.  The Consent Order also prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings.  Under Michigan law, the Bank is also restricted from paying dividends to the Company until its deficit retained earnings has been restored.  The Bank had a retained deficit of approximately $37.9 million at March 31, 2011.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SHAREHOLDERS' EQUITY (Continued)

Additional information about the Consent Order may be found in Note 1 under the heading "Regulatory Developments."

In order to temporarily replenish the Company's liquidity pending the Company's planned public offering of common stock, on April 21, 2011, the Company issued and sold a 2% Subordinated Note due 2018 in the aggregate principal amount of $1,000,000 to a director of the Company.  The note has an interest rate of 2%, compounded quarterly in arrears.  Accrued interest is payable in full at maturity, or at the date the principal is paid in full.  The note has a maturity date of April 30, 2018.  The Company may prepay the note in whole or in part at any time from and after September 30, 2011.  If and when the Company conducts a registered public offering of its common stock prior to April 30, 2012, the note allows the holder to purchase shares offered in the public offering and to pay the cash price of shares purchased in the public offering by delivering the note to the Company at a value equal to the principal and interest accrued.  The holder also has a continuing right to convert the note in full into common stock with the stock to be valued at book value and the note to be valued at principal and interest accrued.

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

At March 31, 2011, we had total assets of $1.56 billion, total loans of $1.15 billion, total deposits of $1.26 billion and shareholders' equity of $69.2 million.  During the first quarter of 2011, we recognized net income of $1.3 million compared to a net loss of $21.1 million in the first quarter of 2010.  This represented our fourth consecutive quarter of profitability following six consecutive quarters of net losses.  As described more fully below, a meaningful reduction in charge-offs and nonperforming loans led to a negative loan loss provision for the most recent quarter.  As of March 31, 2011, the Bank's capital ratios returned to levels ordinarily required to be categorized "well capitalized" under applicable regulatory guidelines, but are below the requirements in our Consent Order.  As a result, we remained categorized as "adequately capitalized" at March 31, 2011.

The weak local and national economic conditions that persisted over the past few years contributed to the 2010 operating loss and the $38.9 million and $63.6 million of annual operating losses reported by us during 2008 and 2009.  The losses for these prior periods were largely attributable to loan losses, lost interest on non-performing assets and costs of administering problem assets associated with problem loans and other real estate assets.  We also incurred a non-cash charge of $18.0 million included in federal income tax expense in 2009 associated with a valuation allowance for deferred tax assets and non-cash, after tax impairment charges for goodwill and intangible assets of $27 million in 2008.  There will be no further negative affect on our results of operations associated with deferred tax assets or goodwill, as these assets have been written off or reserved for in their entirety.  Under certain conditions according to accounting standards, as we return to sustained profitability it could be possible to reverse the established valuation on our deferred tax assets through earnings.

Our Board of Directors and management remain focused on efforts to improve our internal operations and to work out of our problem loans and assets.  We believe our improved results over the past four quarters reflect the impact of these efforts.  The Bank's Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles intended to comply with regulatory standards.  Our management team continues to execute these disciplined business and banking procedures and policies intended to limit future losses, preserve capital and improve operational efficiencies.

We have also worked closely with our regulators at the FRB and the Bank's regulators at the FDIC and the OFIR to put in place improved controls and procedures.  On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank.  The Company also formally entered into a Written Agreement with the FRB with an effective date of July 23, 2010.  As of March 31, 2011, we believe that the Bank was in compliance in all material respects with all of the provisions of the Consent Order, other than the minimum capital requirements.  As of the same date, we believe that we were in compliance in all material respects with all of the provisions of the Written Agreement, other than acceptance by the FRB of a capital plan and a plan for meeting cash flow obligations for 2011.  See Note 1 to the Consolidated Financial Statements for more information.

Additional information further describing changes in our business, including those in response to the Consent Order and the Written Agreement, are described in detail in our 2010 Form 10-K.

RESULTS OF OPERATIONS

Summary:  Net income available to common shares for the quarter ended March 31, 2011 was $1.3 million, compared to first quarter 2010 net loss of $21.1 million.  Net income per common share on a diluted basis was $0.07 for the first quarter of 2011 compared to a net loss per common share of $1.19 for the same period in 2010.

The improvement in earnings in the first quarter of 2011 was due primarily to a significantly lower level of net chargeoffs from $13.6 million in the first quarter of 2010 to $3.6 million in the first quarter of 2011, our lowest quarterly level of net chargeoffs since the third quarter of 2008.  This, coupled with a decline in non-performing and impaired loan levels, resulted in a decrease of $21.1 million in the provision for loan losses.  The provision for loan losses was a negative $1.45 million for the three month period ended March 31, 2011 compared to $19.7 million for the same period in 2010.

Operating results in recent periods have been significantly impacted by the cost associated with problem loans and nonperforming assets.  Apart from the provision for loan losses, costs associated with nonperforming assets were $4.4 million for the first quarter of 2011 compared to $5.5 million for the first quarter of 2010.  Lost interest from elevated levels of nonperforming assets was approximately $2.1 million and $2.6 million for the first quarter of 2011 and 2010, respectively.  Each of these items is discussed more fully below.

Net Interest Income:  Net interest income totaled $11.6 million for the first quarter of 2011 compared to $13.0 million for the first quarter of 2010.

The decrease in net interest income was due primarily to a $211.5 million reduction in our average interest earning assets as a result of our focus on reducing credit exposure within certain segments of our loan portfolio, liquidity improvement and capital preservation.  The net interest margin was 3.22% for the first quarters of both 2011 and 2010.

Average interest earning assets decreased from $1.65 billion for the first three months of 2010 to $1.44 billion for the same period in 2011.  Our average yield on earning assets for the first three months of 2011 declined 73 basis points from 5.15% to 4.42%.

The declines were from slight decreases in the yield on our residential and consumer loan portfolios, which have repriced in the generally lower rate environment during this period and a reduction in the balance of our securities portfolio relative to total earning assets.  We sold nearly our entire securities portfolio during the second quarter of 2010.  The majority of these funds have been initially reinvested in lower yielding liquid money market balances. We expect these higher than normal liquid balances will continue to put downward pressure on margin in the near term.

The cost of funds decreased 74 basis points to 1.42% in the first quarter of 2011 from 2.16% in 2010. A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment impacted the reduction in our cost of funds.  Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2011 and 2010.
	For the three months ended March 31,
	2011			2010
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$11,632	$26	0.91%	$68,221	$666	3.91%
Tax-exempt securities (1)	76	1	6.95%	50,115	525	6.46%
Loans (2)	1,184,429	15,582	5.27%	1,474,356	19,623	5.23%
Federal Home Loan Bank stock	11,932	76	2.56%	12,275	62	2.02%
Federal funds sold and other short-term investments	229,569	168	0.29%	44,154	61	0.56%
Total interest earning assets (1)	1,437,638	15,853	4.42%	1,649,121	20,937	5.15%
Noninterest earning assets:
Cash and due from banks	21,868			23,712
Other	106,276			112,453
Total assets	$1,565,782			$1,785,286
Liabilities
Deposits:
Interest bearing demand	$178,942	$103	0.23%	$245,394	$231	0.38%
Savings and money market accounts	370,640	543	0.59%	335,423	487	0.59%
Time deposits	434,534	2,266	2.11%	600,840	4,690	3.17%
Borrowings:
Other borrowed funds	186,340	1,000	2.15%	258,981	2,180	3.37%
Long-term debt	41,238	343	3.34%	41,238	321	3.12%
Total interest bearing liabilities	1,211,694	4,255	1.42%	1,481,876	7,909	2.16%
Noninterest bearing liabilities:
Noninterest bearing demand accounts	278,998			213,044
Other noninterest bearing liabilities	6,166			6,674
Shareholders' equity	68,924			83,692
Total liabilities and shareholders' equity	$1,565,782			$1,785,286
Net interest income		$11,598			$13,028
Net interest spread (1)			3.00%			2.99%
Net interest margin (1)			3.22%			3.22%
Ratio of average interest earning assets to
average interest bearing liabilities	118.65%			111.29%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $73.5 million and $89.6 million for the three months ended March 31, 2011 and 2010.

Provision for Loan Losses:  The provision for loan losses for the first quarter of 2011 was a negative $1.45 million compared to $19.7 million for the first quarter of 2010.  The reduction in the provision for loan losses was primarily associated with a significant decline in charge-offs and a reduction in the balance and required reserves on nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio.

Net charge-offs were $3.6 million for the first quarter of 2011 compared to $13.6 million for the first quarter of 2010.  This is the lowest quarterly level of net charge-offs since the third quarter of 2008.  Most of the charge-offs taken during the first quarter of 2011 were from impaired loans with previously established reserves.  The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans.  The pace of the value decline, however, has been slowing, thereby translating into a decline in charge-offs.

We have also seen a decline in the pace of commercial loans migrating to a lower loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed in this Item 2 under the heading "Allowance for Loan Losses."  In addition to experiencing fewer downgrades of credits, we are beginning to see an increase in the quality of some credits resulting in an improved loan grade.  We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the provision for loan losses for the first quarter of 2011.

The amounts of loan loss provision in both the most recent and comparable prior year periods were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance.  The sustained lower level of quarterly net charge-offs over the past several quarters has a significant effect on the historical loss component of our methodology.  More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 2 under the heading "Allowance for Loan Losses" below.

Noninterest Income:  Noninterest income for the first quarter 2011 increased to $3.7 million from $3.5 million for the same period in 2010.  The components of noninterest income are shown in the table below (in thousands):
	2011	2010
Service charges and fees on deposit accounts	$949	$1,065
Net gains on mortgage loans	435	181
Trust fees	651	890
ATM and debit card fees	852	785
Bank owned life insurance income	215	200
Investment services fees	233	140
Other income	344	207
Total noninterest income	$3,679	$3,468

Increases in net gains on mortgage loans, investment services fees and ATM and debit card fees were the primary reasons for the $211,000 increase in noninterest income for the first quarter of 2011.  Net gains on mortgage loans increased by $254,000, as we have increased focus on growth in our residential mortgage loan origination volume and added experienced mortgage professionals over the past two quarters to our lending team.  The increases in net gains on mortgage loans, investment service fees and ATM and debit card fees were offset by decreases in trust fees and deposit services fees. The decrease in trust fees is the result of a decline in trust asset balances.  The decline in revenue from deposit services was related to a decrease in non-sufficient fund fees, consistent with a decline across the banking industry.

Noninterest Expense:  Noninterest expense for the first quarter 2011 decreased to $15.4 million from $17.9 million for the same period in 2010.  The components of noninterest expense are shown in the table below (in thousands):
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Salaries and benefits	$5,347	$5,450
Occupancy of premises	1,011	1,052
Furniture and equipment	817	981
Legal and professional	270	769
Marketing and promotion	224	215
Data processing	304	346
FDIC assessment	978	1,257
ATM and debit card processing	271	310
Bond and D&O insurance	379	548
Administration and disposition of problem assets	4,434	5,535
Outside services	421	485
Other noninterest expense	980	978
Total noninterest expense	$15,436	$17,926

Decreases in costs associated with administration and disposition of problem assets and legal and professional fees were the primary reasons for the decline in noninterest expense of $2.5 million.  However, nearly all components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations in response to prolonged economic weakness.

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

These costs are itemized in the following table (in thousands):
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Legal and professional - nonperforming assets	$825	$687
Repossessed and foreclosed property administration	1,116	1,205
Losses on repossessed and foreclosed properties	2,493	3,643
Total	$4,434	$5,535

Losses on repossessed assets and foreclosed properties decreased to $2.5 million for the first quarter 2011 from $3.6 million for the first quarter 2010.  The decrease is due to less rapid market declines in valuations.  The overall level remains elevated due to the level of other real estate owned.

Our legal and professional expenses decreased for the first quarter of 2011 compared to the same period in 2010.  The first quarter of 2010 included legal fees for consultation related to the Consent Order, the material weakness reported in our 2009 Form 10-K and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel.

Our largest component of noninterest expense, salaries and benefits, declined in the first quarter of 2011 by $103,000 from the first quarter of 2010.  We had 385 full-time equivalent employees at March 31, 2011 compared to 375 at March 31, 2010.  Over the past three quarters, we hired personnel in our risk management functions, including our Special Assets, Credit Administration and Loan Review departments, as we continue to focus on improvement in our lending discipline and loan risk management practices and additional personnel in our retail lending group as we increase our focus on consumer lending.  Accordingly, we expect the level of salaries and benefits to stabilize and may even increase as we move through the remainder of 2011.

FDIC assessments decreased by $279,000 to $978,000 for the first quarter of 2011 compared to $1.3 million for the first quarter of 2010 as a result of our reduced level of deposits and changes to the assessment base implemented by the FDIC.

When excluding FDIC assessments and nonperforming asset costs, non-interest expense would have been approximately $10.0 million for the three month period ended March 31, 2011, down 10.0%, from $11.1 million for the same period of 2010.

Federal Income Tax Expense/Benefit:  We recorded no federal income tax expense for the three month period ended March 31, 2011 and 2010.  Since June 30, 2009, we have concluded that a full valuation allowance must be maintained for all of our net deferred tax assets based primarily on our net operating losses and the continued challenging environment confronting banks that could impact our ability to generate future earnings.  Under certain conditions according to accounting standards, as we return to sustained profitability it could be possible to reverse the established valuation on our deferred tax assets through earnings.

FINANCIAL CONDITION

Summary:  In light of the persistent weak economic conditions, we have been focused on reducing our loan portfolio, including reducing exposure in higher loan concentration types, to improve our financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.  We have experienced positive results in each of these areas over the past four quarters.

Total assets were $1.56 billion at March 31, 2011, a decrease of $21.0 million from $1.58 billion at December 31, 2010.  The decrease reflected declines of $58.1 million in our loan portfolio, partially offset by an increase of $23.5 million in short-term investments.  The decline in assets was primarily offset on the funding side of the balance sheet by a decline in deposits generated through brokers and the maturity of certain other borrowed funds.

Federal Funds Sold and Other Short Term Investments:  The increase in federal funds sold and other short-term investments to $238.4 million at March 31, 2011 was primarily the result of elevated seasonal deposits, and from a reduction in the Bank's loan portfolio. We expect these balances to decrease in the second quarter of 2011 as the seasonal deposits are drawn down and as we experience further maturities of brokered deposits.

Securities Available for Sale:  Securities available for sale were $12.7 million at March 31, 2011 compared to $9.1 million at December 31, 2010.  The balance at March 31, 2011 primarily consisted of U.S. Treasury securities held for collateral purposes.  If conditions continue to improve during 2011, we expect to reinvest excess liquidity and selectively rebuild our investment portfolio to diversify our asset quality.

Portfolio Loans and Asset Quality:  Total portfolio loans declined by $63.2 million to $1.15 billion at March 31, 2011 compared to $1.22 billion at December 31, 2010.   During the first three months of 2011, our commercial,  residential mortgage and consumer loan portfolios decreased by $47.5 million, $7.8 million and $7.9 million, respectively.

While we experienced a decline in the residential mortgage loan portfolio from December 31, 2010 to March 31, 2011, we saw an increase in the volume of residential mortgage loans originated for sale in the first three months of 2011 compared to the same period in 2010.  Residential mortgage loans originated for sale were $16.7 million in the first three months of 2011 compared to $9.7 million for the same period in 2010.  This increase is due to market conditions as well as our focus on increasing our residential mortgage lending volume.  Going forward, we expect to retain for our own portfolio certain types of our residential mortgage loan production volume in order to stabilize the recent decreases we have experienced in our residential mortgage portfolio.

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

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 77% of the total loan portfolio at both March 31, 2011 and December 31, 2010.  Residential mortgage and consumer loans comprised approximately 11% and 12%, respectively, of total loans at both March 31, 2011 and  December 31, 2010.

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):
	March 31, 2011	December 31, 2010
Commercial real estate:
Residential Developed	$47,663	$46,835
Unsecured to residential developers	2,621	7,631
Vacant and unimproved	68,193	71,528
Commercial development	5,576	8,952
Residential improved	91,690	96,784
Commercial improved	330,842	355,899
Manufacturing and industrial	79,162	81,560
Total commercial real estate loans	625,747	669,189
Commercial and industrial	260,669	264,679
Total commercial loans	$886,416	$933,868

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 71% of the commercial loan portfolio at March 31, 2011 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties.  In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and further by stage of development.  Improved loans are generally secured by properties that are under construction or completed and placed in use.  Development loans are secured by properties that are in the process of development or fully developed.  Vacant land loans are secured by raw land for which development has not yet begun.

Total commercial real estate loans declined $43.4 million since December 31, 2010 as we continue to focus on reducing our real estate loan concentrations and balances.  Commercial loans secured by residential real estate, the portfolio that has created the majority of stress within our loan portfolio, declined $9.7 million.  The balance of loans secured by nonresidential real estate declined $34.2 million since December 31, 2010.  We expect continued reductions, though at a slower pace in 2011, in our real estate portfolios as we maintain and improve our capital ratios.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets.  At March 31, 2011, nonperforming assets totaled $121.1 million compared to $133.4 million at December 31, 2010.  The relative level of new loans moving to a nonperforming status has declined as our efforts to proactively address credit risks have taken hold.  During 2010, we completed an independent re-evaluation of our commercial loan portfolio.  At the same time, significant progress has been made to accelerate workout strategies with problem assets which led to several properties moving to other real estate owned which increased by $7.0 million in the first quarter of 2011.

Based on the loans currently in their redemption period, we expect reduced levels of loans moving into other real estate owned in the remaining quarters of 2011.  Proceeds from sales of foreclosed properties were $5.0 million in the first quarter 2011 resulting in a net gain of $212,000.  This is a decrease from the volume of sales in the first quarter of 2010 when we experienced proceeds of $5.7 million.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing.  Foreclosed and repossessed assets include assets acquired in settlement of loans.  As of March 31, 2011, nonperforming loans totaled $56.1 million or 4.86% of total portfolio loans, compared to $75.4 million, or 6.19% of total portfolio loans, at December 31, 2010.

Loans for development or sale of 1-4 family residential properties comprised the largest portion of non-performing loans.  They were approximately $20.7 million, or 36.9% of total non-performing loans, at March 31, 2011 compared to $22.1 million, or 29.3% of total non-performing loans, at December 31, 2010.  The remaining balance of non-performing loans at March 31, 2011 consisted of $22.3 million of commercial real estate loans secured by various types of non-residential real estate, $11.2 million of commercial and industrial loans, and $1.9 million of consumer and residential mortgage loans.

Foreclosed assets totaled $65.0 million at March 31, 2011 compared to $58.0 million at December 31, 2010.  Of this balance, there were properties from 152 commercial real estate loan relationships totaling approximately $57.3 million. The remaining balance was comprised of 58 residential mortgage properties totaling approximately $7.7 million.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach.

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):
	March 31, 2011	December 31, 2010
Nonaccrual loans	$55,612	$74,761
Loans 90 days past due and still accruing	485	600
Total nonperforming loans (NPLs)	56,097	75,361
Foreclosed assets	64,992	57,984
Repossessed assets	22	50
Other real estate held for sale	0	0
Total nonperforming assets (NPAs)	121,111	133,395
Accruing restructured loans (ARLs) (1)	28,616	25,395
Total NPAs and ARLs	$149,727	$158,790
NPLs to total loans	4.86%	6.19%
NPAs to total assets	7.79%	8.45%

(1)

Comprised of approximately $14.6 million and $12.1 million of commercial loans and $14.0 million and $13.3 million of consumer loans whose terms have been  restructured at March 31, 2011 and December 31, 2010, respectively.  Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses:  The allowance for loan losses at March 31, 2011 was $42.3 million, a decrease of $5.1 million compared to $47.2 million at December 31, 2010.  The balance of the allowance for loan losses represented 3.67% of total portfolio loans compared to 3.90% of total portfolio loans at December 31, 2010.  While this ratio decreased, the more important allowance to nonperforming loan coverage ratio increased significantly from 62.93% at December 31, 2010 to 75.48% at March 31, 2011.

The continued reduction in net charge-offs over the past four quarters has a significant effect on the historical loss component of our allowance for loan loss computation as does the improvements in our credit quality metrics.  The table below shows the changes in these metrics over the past five quarters:
(in millions)	Quarter Ended March 31, 2011	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010	Quarter Ended March 31, 2010
Commercial loans	$ 886.4	$ 933.9	$ 973.6	$ 1,047.4	$ 1,112.6
Nonperforming loans	56.1	75.4	84.4	95.1	102.5
Other real estate owned and repo assets	65.0	58.0	54.1	48.8	45.9
Total nonperforming assets	121.1	133.4	138.6	143.8	148.4
Net charge-offs	3.6	5.2	4.6	6.3	13.6
Total delinquencies	41.2	55.7	81.1	94.2	124.8

Nonperforming loans have continually declined since the first quarter of 2010 ending at $56.1 million at March 31, 2011, which is our lowest level of nonperforming loans since the third quarter of 2007.  As discussed earlier, our net charge-offs for the first quarter 2011 were $3.6 million, our lowest level since the third quarter of 2008.  Perhaps even more importantly, our total delinquencies have continued to decline as well, going from $124.8 million at March 31, 2010 to $41.2 million at March 31, 2011.  Recent appraisals and market trends associated with real estate valuations have shown some stabilization in real estate values, contributing to a reduction in loan charge-offs on collateral dependent loans.

As discussed earlier, the sustained reduced level of quarterly net charge-offs have a significant effect on our 18 month historical loss ratios, which are the base for our allowance for loan loss computation.  The change in the 18 month historical loss ratios from December 31, 2010 to March 31, 2011 reduced the historical loss allocations in our allowance computation by $5 million.

These factors all provide for a reduction in our provision for loan losses.  The provision for loan losses decreased $21.2 million to a negative $1.45 million for the three months ended March 31, 2011 compared to $19.7 million for the same period of 2010.  Net charge-offs were $3.6 million and $13.6 million for the three months ended March 31, 2011 and 2010, respectively.  The ratio of net charge-offs to average loans was 1.23% on an annualized basis for the first quarter of 2011 compared to 1.66% for the fourth quarter of 2010, 1.41% for the third quarter of 2010, 1.79% for the second quarter of 2010 and 3.68% for the first quarter of 2010.

We are encouraged by the reduced level of charge-offs over the past year.  We do, however, recognize that future chargeoffs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.  We believe that we are beginning to see some stabilization in the pace of decline in economic conditions and real estate markets.  However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our non-performing and impaired loans to acceptable levels.

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

Overall impaired loans decreased to $76.7 million at March 31, 2011 down from $92.2 million at December 31, 2010 and $111.7 million at March 31, 2010.  The specific allowance for impaired loans increased $1.2 million to $8.6 million, or 11.2% of total impaired loans, at March 31, 2011 compared to $7.4 million, or 7.8% of total impaired loans, at December 31, 2010.  The decline in impaired loans was from migration to other real estate owned, payoffs and upgrades more than offsetting new loans moving into an impaired status.  As previously discussed in this Item 2 under the heading "Portfolio Loans and Asset Quality", this decline was consistent with a relative decline in the level of loans moving to a nonperforming status.  Charge-offs totaling $23.4 million had previously been taken on impaired loans, bringing the balance to $76.7 million as of March 31, 2011.  Combined with the $8.6 million specific reserves at March 31, 2011, these loans have been written down 29%.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month actual net chargeoff history as the base for our computation.  The 18 month period ended March 31, 2011 reflected a sizeable decrease in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation as discussed above.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 18 and 24 month periods.  Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general commercial loan allowance decreased to $37.9 million at March 31, 2011 compared to $42.0 million at December 31, 2010.  This resulted in a general reserve percentage allocated at March 31, 2011 of 4.28% of commercial loans, a decrease from 4.50% at December 31, 2010.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.9 million at March 31, 2011 compared to $5.0 million at December 31, 2010.  The decrease was related to significant improvements in delinquencies in both residential mortgage and consumer loan portfolios in the first quarter.

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

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of March 31, 2011, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Deposits and Other Borrowings:  Because of the decline in assets during the first quarter of 2011, we were able to continue to reduce our level of higher cost deposits. Total deposits decreased $12.0 million to $1.26 billion at March 31, 2011 compared to $1.28 billion at December 31, 2010.  The decline was primarily due to a $5.6 million decrease in deposits generated through brokers and a $27.4 million decrease in local certificates of deposit, offset partially by increases in other local deposits types.

For our in-market deposits, we continued to experience a shift from interest bearing transaction accounts to noninterest bearing checking accounts.  We have had a decline in more rate sensitive interest bearing personal checking balances offset by an increase in commercial checking balances.  The overall stability of in-market deposits is particularly noteworthy considering the financial challenges we have experienced, the lack of economic expansion in western Michigan and the intense competition for core deposit growth in our markets.  We believe the stability in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our product line.

Other borrowed funds, consisting of Federal Home Loan Bank advances, decreased $11.1 million during the first quarter of 2011 as a result of scheduled maturities.

CAPITAL RESOURCES

Total shareholders' equity of $69.2 million at March 31, 2011 increased $1.3 million from $67.8 million at December 31, 2010.  The increase was primarily from the $1.3 million net income earned in the first quarter of 2011.

Our regulatory capital ratios improved in the first quarter of 2011.  On a consolidated basis, our total capital to risk-weighted assets was 10.3% at March 31, 2011 compared to 9.7% at December 31, 2010, 9.3% at September 30, 2010, 8.8% at June 30, 2010 and 8.3% at March 31, 2010. Our Tier 1 Capital as a percent of average assets was 5.8%, 5.8%, 5.4%, 5.3% and 4.8%, respectively at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010.  The ratios have increased each quarter since March 31, 2010 from both a decline in risk weighted assets and the positive earnings for each quarter.  Approximately $22.8 million of the $40.0 million of trust preferred securities outstanding at March 31, 2011 qualified as Tier 1 capital.  The remaining $17.2 million qualified as Tier II capital, a component of total risk-based capital.

We continued to suspend payments of cash dividends on our preferred stock during the quarter and until further action by the Board of Directors.  During any period that we do not declare and pay cash dividends on our preferred stock, we may not declare and pay cash dividends on our common stock.  During the quarter, we also continued to exercise our right to defer interest payments on our trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During any deferral period, we may not declare or pay any dividends on our common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Bank was categorized as "adequately capitalized" at March 31, 2011.  The Bank's regulatory capital ratios exceeded the levels ordinarily required to be categorized as "well capitalized' at March 31, 2011.  However, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well capitalized" regardless of its actual capital levels.  Under the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  At March 31, 2011, the Bank was not in compliance with these capital ratios.  The Bank needed a capital injection of approximately $14.0 million as of March 31, 2011 to comply with the Tier 1 Leverage Capital Ratio requirement and needed a capital injection of approximately $7.1 million to comply with the Total Risk Based Capital Ratio requirement of the Consent Order.  This has improved significantly since March 31, 2010 when the Company needed a capital injection of $43.2 million to comply with the Tier 1 Leverage Capital Ratio requirement.

The Company also remains active at exploring alternatives to raise new capital.  In February 2011, the Company filed a registration statement with the Securities and Exchange Commission to offer shares of common stock in a rights offering and a public offering in order to raise equity capital. On March 25, 2011, the Company's shareholders approved an increase in authorized common shares from 40 million to 200 million.

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

As described in Note 1 of the Consolidated Financial Statements under the heading "Regulatory Developments," we are subject to certain deposit gathering restrictions, including our ability to accept, renew or rollover brokered deposits.  Because of this, and in response to the volatile conditions in the national markets, we have actively pursued initiatives to further strengthen our liquidity position.

The Bank continued to make significant progress during 2010 and the first quarter of 2011 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on maintaining a non-core funding dependency ratio below its peer group average.  During 2010, we reduced our brokered deposits by $158.4 million and other borrowed funds by $92.7 million. In the first quarter of 2011, brokered deposits declined another $5.6 million and other borrowed funds declined by $11.1 million.  Since December 31, 2008, we have reduced our brokered deposits by $295.3 million.  The Bank had $42.6 million of brokered deposits outstanding at March 31, 2011, all of which mature in 2011.

Further decreases in the loan portfolio and total assets are planned and are expected to provide adequate funds to pay off the brokered deposits upon maturity.

The Bank also held $238.4 million of short-term investments and had available borrowing capacity from correspondent banks of approximately $117.2 million as of March 31, 2011 to provide additional liquidity as needed.

Liquidity of Holding Company:  The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored.  At March 31, 2011, the retained earnings deficit of the Bank was approximately $37.9 million.  Throughout 2009, 2010 and the first quarter of 2011, the Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders.  Under the Consent Order and the Written Agreement, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010 and the first quarter of 2011 until further action is taken by the Board of Directors.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010 and the first quarter of 2011, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

In order to temporarily replenish the Company's liquidity pending the Company's planned public offering of common stock, on April 21, 2011, the Company issued and sold a 2% Subordinated Note due 2018 in the aggregate principal amount of $1,000,000 to a director of the Company.  The note has an interest rate of 2%, compounded quarterly in arrears.  Accrued interest is payable in full at maturity, or at the date the principal is paid in full.  The note has a maturity date of April 30, 2018.  The Company may prepay the note in whole or in part at any time from and after September 30, 2011.  If and when the Company conducts a registered public offering of its common stock prior to April 30, 2012, the note allows the holder to purchase shares offered in the public offering and to pay the cash price of shares purchased in the public offering by delivering the note to the Company at a value equal to the principal and interest accrued.  The holder also has a continuing right to convert the note in full into common stock with the stock to be valued at book value and the note to be valued at principal and interest accrued.

The Company continues to believe it has a prudent liquidity plan to meet its cash-flow requirements during 2011.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first quarter of 2011.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2011, we had gross deferred tax assets of $28.0 million, gross deferred tax liabilities of $2.7 million and a valuation allowance of $25.3 million for the entire amount of net deferred tax assets.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Based upon a number of factors, including our net operating loss in recent years and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded that we needed to continue to maintain a valuation allowance during the first quarter of 2011 for our net deferred tax assets. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established.
Item 4:	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2011, the end of the period covered by this report.

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

Our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d‑15(e)) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.

As of the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which we or any of our subsidiaries are a party or of which any of our properties are the subject.
Item 3.	Defaults Upon Senior Securities.

None.

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

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

4.8

Warrant Agreement Addendum between the Company and Registrar and Transfer Company dated July 27, 2009.  Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

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
MACATAWA BANK CORPORATION

/s/ Ronald L. Haan
Ronald L. Haan Chief Executive Officer (Principal Executive Officer)

/s/ Jon W. Swets
Jon W. Swets Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  April 28, 2011

EXHIBIT INDEX
Exhibit	Description

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

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

4.8

Warrant Agreement Addendum between the Company and Registrar and Transfer Company dated July 27, 2009.  Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

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