Form 10-Q
period 2011-06-30
MACATAWA BANK CORP
filed 2011-07-28
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25927

MACATAWA BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3391345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10753 Macatawa Drive, Holland, Michigan  49424
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (616) 820-1444
____________

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,083,823 shares of the Company's Common Stock (no par value) were outstanding as of July 28, 2011.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation.  Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probably" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in credit quality metrics, real estate valuation, future levels of non-performing loans, future levels of loan charge-offs, future levels of provisions for loan losses, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates, future economic conditions, and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking.  All statements with references to future time periods are forward-looking.  All of the information concerning interest rate sensitivity is forward-looking.  Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, obtain continuing regulatory approval to make interest payments on our subordinated notes, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extend, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010.  These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

	Item 4.
	Controls and Procedures	50

Part II.	Other Information:

	Item 1.
	Legal Proceedings	50

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 3.
	Defaults Upon Senior Securities	50

	Item 6.
	Exhibits	51

Signatures		53

Index

Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 (unaudited) and December 31, 2010

(dollars in thousands)	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$21,889	$21,274
Federal funds sold and other short -term investments	244,816	214,853
Cash and cash equivalents	266,705	236,127

Securities available for sale, at fair value	22,735	9,120
Securities held to maturity (fair value 2010 - $83)	---	83
Federal Home Loan Bank stock	11,236	11,932
Loans held for sale, at fair value	467	2,537
Total loans	1,099,176	1,217,196
Allowance for loan losses	(37,477)	(47,426)
Net loans	1,061,699	1,169,770

Premises and equipment – net	56,155	56,988
Accrued interest receivable	3,588	3,845
Bank-owned life insurance	25,480	25,014
Other real estate owned	65,432	57,984
Other assets	5,135	4,861
Total assets	$1,518,632	$1,578,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$295,667	$255,897
Interest-bearing	906,889	1,020,723
Total deposits	1,202,556	1,276,620
Other borrowed funds	174,270	185,336
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	6,765	5,575
Total liabilities	1,426,479	1,510,419

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,083,823 and 17,679,621 shares issued and outstanding at June 30, 2011 and December 31, 2010	187,788	167,321
Retained deficit	(128,962)	(132,654)
Accumulated other comprehensive income	163 163	11
Total shareholders' equity	92,153	67,842
Total liabilities and shareholders' equity	$1,518,632	$1,578,261

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2011 and 2010
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest income
Loans, including fees	$15,194	$18,824	$30,776	$38,447
Securities	85	581	112	1,772
FHLB Stock	74	60	150	123
Federal funds sold and other short-term investments	137	72	305	133
Total interest income	15,490	19,537	31,343	40,475

Interest expense
Deposits	2,416	4,691	5,327	10,099
Debt and other borrowed funds	1,292	2,028	2,636	4,530
Total interest expense	3,708	6,719	7,963	14,629

Net interest income	11,782	12,818	23,380	25,846
Provision for loan losses	(2,000)	1,800	(3,450)	21,510
Net interest income after provision for loan losses	13,782	11,018	26,830	4,336

Noninterest income
Service charges and fees	969	1,063	1,918	2,128
Net gains on mortgage loans	262	399	697	580
Trust fees	620	797	1,270	1,686
Gain on sale of securities	---	2,715	---	2,715
ATM and debit card fees	1,027	957	1,946	1,800
Other	738	391	1,464	881
Total noninterest income	3,616	6,322	7,295	9,790

Noninterest expense
Salaries and benefits	5,600	5,554	10,947	11,005
Occupancy of premises	989	989	2,001	2,041
Furniture and equipment	829	888	1,646	1,869
Legal and professional	322	391	591	1,160
Marketing and promotion	224	215	448	429
Data processing	334	327	638	674
FDIC assessment	841	1,192	1,819	2,450
ATM and debit card processing	311	264	581	575
Bond and D&O Insurance	378	553	757	1,102
Losses on repossessed and foreclosed properties	2,121	850	4,613	4,493
Administration of problem assets	1,620	1,614	3,562	3,506
Other	1,428	1,452	2,830	2,911
Total noninterest expenses	14,997	14,289	30,433	32,215

Income (loss) before income tax	2,401	3,051	3,692	(18,089)
Income tax expense (benefit)	---	1,303	---	1,303

Net income (loss)	2,401	1,748	3,692	(19,392)
Dividends declared on preferred shares	---	---	---	---
Net income (loss) available to common shares	$2,401	$1,748	$3,692	$(19,392)

Basic earnings (loss) per common share	$0.13	$0.10	$0.20	$(1.10)
Diluted earnings (loss) per common share	$0.13	$0.10	$0.20	$(1.10)
Cash dividends per common share	$0.00	$0.00	$0.00	$0.00

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2011 and 2010
(unaudited)

(dollars in thousands)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net income (loss)	$2,401	$1,748	$3,692	$(19,392)

Other comprehensive income (loss), net of tax:
Net change in unrealized gains on securities available for sale	149	(694)	152	(656)

Less: reclassification adjustment for gain recognized in earnings, net of tax	---	(1,765)	---	(1,765)
Other comprehensive loss, net of tax	149	(2,459)	152	(2,421)

Comprehensive income (loss)	$2,550	$(711)	$3,844	$(21,813)

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2011 and 2010
(unaudited)

(dollars in thousands, except per share data)	Preferred Stock		Common	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2010	$30,604	$2,560	$167,183	$(114,800)	$2,444	$87,991

Net loss for six months ended June 30, 2010				(19,392)		(19,392)

Net change in unrealized gain (loss) on securities available for sale, net of tax					(2,421)	(2,421)

Stock compensation expense			62			62

Balance, June 30, 2010	$30,604	$2,560	$167,245	$(134,192)	$23	$66,240

Balance, January 1, 2011	$30,604	$2,560	$167,321	$(132,654)	$11	$67,842

Net income for six months ended June 30, 2011				3,692		3,692

Net change in unrealized gain (loss) on securities available for sale, net of tax					152	152

Net proceeds from sale of 8,912,372 shares of common stock on June 7, 2011 and June 29, 2011			19,426			19,426

Conversion of subordinated note to 491,830 shares of common stock on June 29, 2011			1,003			1,003

Stock compensation expense			38			38

Balance, June 30, 2011	$30,604	$2,560	$187,788	$(128,962)	$163	$92,153

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2011 and 2010
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities
Net income (loss)	$3,692	$(19,392)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,539	1,403
Stock compensation expense	38	62
Provision for loan losses	(3,450)	21,510
Deferred tax asset valuation allowance	---	8,015
Origination of loans for sale	(28,945)	(22,185)
Proceeds from sales of loans originated for sale	31,712	21,780
Net gains on mortgage loans	(697)	(580)
Gain on sales of securities	---	(2,715)
Write-down of other real estate	5,351	4,264
Net (gain) loss on sales of other real estate	(745)	218
Decrease (increase) in accrued interest receivable and other assets	(230)	(5,532)
Earnings in bank-owned life insurance	(466)	(280)
Increase (decrease) in accrued expenses and other liabilities	1,193	1,079
Net cash from operating activities	8,992	7,647

Cash flows from investing activities
Loan originations and payments, net	88,137	99,504
Purchases of securities available for sale	(21,415)	(18,973)
Proceeds from:
Maturities and calls of securities available for sale	7,988	21,625
Maturities and calls of securities held to maturity	---	277
Sales of securities available for sale	---	105,553
Principal paydowns on securities	87	84
Sales of other real estate	11,330	10,613
Redemption of FHLB stock	696	---
Additions to premises and equipment	(533)	(287)
Net cash from investing activities	86,290	218,396

Cash flows from financing activities
Net decrease in in-market deposits	(39,255)	(10,450)
Net decrease in brokered deposits	(34,809)	(93,186)
Proceeds from other borrowed funds	10,000	90,000
Repayments of other borrowed funds	(21,066)	(146,020)
Proceeds from issuance of subordinated note	1,000	---
Proceeds from sale of common stock, net	19,426	---
Net cash from financing activities	(64,704)	(159,656)

Net change in cash and cash equivalents	30,578	66,387
Cash and cash equivalents at beginning of period	236,127	78,749
Cash and cash equivalents at end of period	$266,705	$145,136
Supplemental cash flow information
Interest paid	$7,446	$14,444
Supplemental noncash disclosures:
Transfers from loans to other real estate	23,384	26,584

Index

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

Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications:  Some items in the prior period financial statements were reclassified to conform to the current presentation.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in our loan portfolio, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans.  Management believes the allowance for loan losses balance to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other relevant factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans.  At June 30, 2011, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

A loan is impaired when, based on current information and events, it is believed to be probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified and a concession has been made, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial and commercial real estate loans with relationship balances exceeding $500,000 and an internal risk grading of 6 or worse are evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated and the loan is reported at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and they are not separately identified for impairment disclosures.  Troubled debt restructurings are also considered impaired with impairment generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception or using the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral.

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

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years.  In assessing the need for a valuation allowance, we consider all relevant positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and available tax planning strategies.

As of January 1, 2010, we no longer have the ability to carryback losses to prior years.  The realization of our deferred tax assets is largely dependent on generating income in future years.  At June 30, 2011, the need to maintain a full valuation allowance was based primarily on our net operating losses for recent years and the continuing weak economic conditions that could impact our ability to generate future earnings.  The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

Adoption of New Accounting Standards: In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification(TM) Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  Disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 and are included in Note 3. Disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010 and are also included in Note 3.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures were effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements were required for periods beginning after December 15, 2010. Adoption of this standard did not have a significant impact on our disclosures.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Accounting Standards:  The FASB has issued ASU 2011-02,  A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides guidance for companies when determining whether a loan modification is a troubled debt restructuring.  The ASU also provides additional disclosure requirements.  It is effective for public companies for interim and annual periods beginning on or after June 15, 2011. The guidance is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  This guidance is not expected to have a material effect on our identification of troubled debt restructurings or disclosures.

The FASB has issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Codification Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.  The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.   Adoption of this ASU is not expected to have any effect as the Company does not currently hold any such repurchase agreements.

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The impact of adoption of this ASU is not expected to be material.

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends accounting standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We anticipate early adopting this standard with our 2011 annual financial statements by adding a statement of comprehensive income.

Index

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

The Consent Order covers various aspects of the Bank’s financial condition and performance; loan administration; and capital planning.  The requirements of the Consent Order are summarized in Part I, Item 1 of our 2010 Form 10-K under the heading “Regulatory Development”, which summary is here incorporated by reference.

The Consent Order requires the Bank to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  At June 30, 2011, these levels were achieved through the Bank’s continued efforts to improve profitability and reduce risk weighted assets and the Company’s successful capital raise that closed in June 2011.  At June 30, 2011, the Bank’s Tier 1 Leverage Capital Ratio was 8.2% and the Total Risk Based Capital Ratio was 11.9%, which would ordinarily categorize the Bank as “well capitalized” under the regulatory capital standards absent the Consent Order.  However, as long as the Bank remains under the Consent Order, the highest it can be categorized is “adequately capitalized”, regardless of actual capital levels.  At June 30, 2011, the Bank was categorized as “adequately capitalized”.

We believe that, as of June 30, 2011, the Bank was in compliance in all material respects with all of the provisions of the Consent Order.

Written Agreement with Macatawa Bank Corporation and its Regulator

As discussed in our 2010 Form 10-K, the Company formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB") effective July 23, 2010.  Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit to the FRB an acceptable written plan to maintain sufficient capital on a consolidated basis; (viii) the Company must submit to the FRB a written statement of the Company's planned sources and uses of cash for debt service, operating expenses, and other purposes for 2010 and subsequent years; and (ix) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval.

The Company requested and received approval from the FRB to make its first and second quarter 2011 interest payments on its $1.65 million in outstanding subordinated debt.  Each quarter, the Company requests approval from the FRB to make the next quarter’s interest payment on its subordinated debt and is continuing to accrue the amounts due.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Since the effective date of the Written Agreement, we have submitted our capital plan, cash flow projections and other reports in accordance with the timelines specified in the Written Agreement or agreed upon extensions.  In addition, our senior management has met with and spoken to FRB representatives several times since the Written Agreement became effective.  On November 15, 2010, we submitted a plan to maintain sufficient capital and have had several conversations with the FRB regarding the plan since that time.  At the FRB's request, we submitted an updated draft of the capital plan on March 31, 2011, with the final plan submitted on April 30, 2011.  On February 11, 2011, we submitted to the FRB a written statement of the Company's planned sources and uses of cash for 2011.  At the FRB's request, we submitted a plan for how the Company will meet its cash flow obligations for 2011 on March 31, 2011.

We believe that, as of June 30, 2011, the Company was in compliance in all material respects with all of the provisions of the Written Agreement.

Deposit Gathering Activities

Because the Bank is subject to the Consent Order and cannot be categorized as "well-capitalized," regardless of actual capital levels, it is subject to the following restrictions regarding its deposit gathering activities:

●
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

●
The Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC.  The Bank has not accepted or renewed brokered deposits since November of 2008.  The Bank expects it will be able to fund the remaining maturing brokered deposits under its current liquidity contingency program.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value
June 30, 2011
Available for Sale:
U.S. Treasury and federal agency securities	$15,681	$145	$	---	$15,826
State and municipal bonds	5,803	105		$(21)	$5,887
Other equity securities	1,000	22		---	1,022
	$22,484	$272		$(21)	$22,735

December 31, 2010
Available for Sale:
U.S. Treasury and federal agency securities	$8,103	$6	$	---	$8,109
Other equity securities	1,000	11		---	1,011
	$9,103	$17	$	---	$9,120
Held to Maturity:
State and municipal bonds	$83	$ ---	$	---	$83

	$83	$ ---	$	---	$83

There were no sales of securities in the three and six month periods ended June 30, 2011 or in the three month period ended March 31, 2010.  During the three month period ended June 30, 2010, we completed the disposition of nearly all of the municipal, corporate and U.S. agency securities then in our available-for-sale investment portfolio through sales in the open market.  Proceeds from these sales totaled $105.6 million and resulted in a net gain of $2.7 million.

Contractual maturities of debt securities at June 30, 2011 were as follows (dollars in thousands):

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due in one year or less	$ ---	$ ---
Due from one to five years	15,488	15,657
Due from five to ten years	5,924	5,983
Due after ten years	72	73

	$21,484	$21,713

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
Description of Securities	Value	Loss	Value		Loss		Value	Loss

U.S federal agency securities	$ ---	$ ---	$	---	$	---	$ ---	$ ---
State and municipal bonds	1,501	(21)		---		---	1,501	(21)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$1,501	$(21)	$	---	$	---	$1,501	$(21)

There were no securities with unrealized losses at December 31, 2010.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Management determined that no OTTI charges were necessary during the six month periods ended June 30, 2011 and 2010.

At June 30, 2011 and December 31, 2010, securities with a carrying value of approximately $2,008,000 and $2,250,000, respectively, were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2011	December 31, 2010

Commercial and industrial	$231,670	$264,679

Commercial real estate:
Residential developed	43,896	46,835
Unsecured to residential developers	2,036	7,631
Vacant and unimproved	61,643	71,528
Commercial development	4,972	8,952
Residential improved	87,843	96,784
Commercial improved	325,090	355,899
Manufacturing and industrial	79,441	81,560
Total commercial real estate	604,921	669,189

Consumer
Residential mortgage	126,668	135,227
Unsecured	2,111	2,867
Home equity	116,202	125,866
Other secured	17,604	19,368
Total consumer	262,585	283,328

Total loans	1,099,176	1,217,196
Allowance for loan losses	(37,477)	(47,426)

	$1,061,699	$1,169,770

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,191	$30,707	$4,423	$22	$42,343
Charge-offs	(783)	(3,129)	(518)	---	(4,430)
Recoveries	1,083	387	94	---	1,564
Provision for loan losses	(2,000)	(1,150)	1,116	34	(2,000)
Ending Balance	$5,491	$26,815	$5,115	$56	$37,477

Three months ended June 30, 2010:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,989	$51,368	$3,413	$12	$60,782
Charge-offs	(912)	(5,422)	(517)	---	(6,851)
Recoveries	138	344	73	---	555
Provision for loan losses	906	813	61	20	1,800
Ending Balance	$6,121	$47,103	$3,030	$32	$56,286

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Six months ended June 30, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Charge-offs	(1,587)	(5,526)	(1,449)	---	(8,562)
Recoveries	1,277	637	149	---	2,063
Provision for loan losses	(1,211)	(3,269)	1,000	30	(3,450)
Ending Balance	$5,491	$26,815	$5,115	$56	$37,477

Six months ended June 30, 2010:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,086	$45,759	$2,767	$11	$54,623
Charge-offs	(4,634)	(15,042)	(1,411)	---	(21,087)
Recoveries	409	735	96	---	1,240
Provision for loan losses	4,260	15,651	1,578	21	21,510
Ending Balance	$6,121	$47,103	$3,030	$32	$56,286

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,321	$4,837	$756	$	---	$6,914
Collectively evaluated for impairment	4,170	21,978	4,359		56	30,563
Total ending allowance balance	$5,491	$26,815	$5,115		$56	$37,477

Loans:
Individually reviewed for impairment	$3,992	$53,013	$14,661	$	---	$71,666
Collectively evaluated for impairment	227,678	551,908	247,924		---	1,027,510
Total ending loans balance	$231,670	$604,921	$262,585	$	---	$1,099,176

December 31, 2010:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,576	$5,334	$458	$	---	$7,368
Collectively evaluated for impairment	5,436	29,639	4,957		26	40,058
Total ending allowance balance	$7,012	$34,973	$5,415		$26	$47,426

Loans:
Individually reviewed for impairment	$7,757	$70,677	$13,752	$	---	$92,186
Collectively evaluated for impairment	256,922	598,512	269,576		---	1,125,010
Total ending loans balance	$264,679	$669,189	$283,328	$	---	$1,217,196

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans were as follows (dollars in thousands)

	June 30, 2011	December 31, 2010

Impaired commercial loans with no allocated allowance for loan losses	$18,768	$48,519

Impaired loans with allocated allowance for loan losses:
Impaired commercial loans	38,237	29,915
Consumer mortgage loans modified under a troubled debt restructuring	14,661	13,752
	52,898	43,667

Total impaired loans	$71,666	$92,186

Amount of the allowance for loan losses allocated	$6,914	$7,368

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Average of impaired loans during the period:
Commercial and industrial	$5,532	$9,812

Commercial real estate:
Residential developed	14,414	25,867
Unsecured to residential developers	864	2,231
Vacant and unimproved	5,483	4,324
Commercial development	567	2,155
Residential improved	9,144	14,490
Commercial improved	20,158	29,182
Manufacturing and industrial	7,613	7,141

Consumer	12,594	13,058

Interest income recognized during impairment:
Commercial and industrial	65	145
Commercial real estate	969	389
Consumer	207	221

Cash-basis interest income recognized
Commercial and industrial	122	485
Commercial real estate	907	617
Consumer	213	250

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 (dollars in thousands):

	Unpaid Principal Balance		Recorded Investment		Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$	---	$	---	$	---

Commercial real estate:
Residential developed		9,643		3,488		---
Unsecured to residential developers		---		---		---
Vacant and unimproved		6,114		5,522		---
Commercial development		---		---		---
Residential improved		586		586		---
Commercial improved		10,349		9,172		---
Manufacturing and industrial		---		---		---
		26,692		18,768
Consumer:
Residential mortgage		---		---		---
Unsecured		---		---		---
Home equity		---		---		---
Other secured		---		---		---
		---		---		---
		$26,692		$18,768	$	---

With an allowance recorded:
Commercial and industrial		$3,992		$3,992		$1,321

Commercial real estate:
Residential developed		8,210		8,210		2,343
Unsecured to residential developers		2,364		609		134
Vacant and unimproved		175		175		14
Commercial development		223		223		17
Residential improved		8,536		8,518		1,078
Commercial improved		10,437		9,883		1,029
Manufacturing and industrial		6,627		6,627		222
		36,572		34,245		4,837
Consumer:
Residential mortgage		14,661		14,661		756
Unsecured		---		---		---
Home equity		---		---		---
Other secured		---		---		---
		14,661		14,661		756
Total		$55,225		$52,898		$6,914

Index

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

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011:

	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$4,792	$22
Commercial real estate:
Residential developed	7,473	---
Unsecured to residential developers	609	---
Vacant and unimproved	6,333	---
Commercial development	429	---
Residential improved	5,847	---
Commercial improved	12,858	---
Manufacturing and industrial	166	---
	33,715	---
Consumer:
Residential mortgage	1,091	---
Unsecured	24	---
Home equity	550	247
Other secured	---	4
	1,665	251

Total	$40,172	$273

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

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$923	$2,052	$2,975	$228,695	$231,670

Commercial real estate:
Residential developed	---	2,672	2,672	41,224	43,896
Unsecured to residential developers	---	609	609	1,427	2,036
Vacant and unimproved	466	3,666	4,132	57,511	61,643
Commercial development	---	816	816	4,156	4,972
Residential improved	1,294	1,942	3,235	84,608	87,843
Commercial improved	1,257	10,266	11,524	313,566	325,090
Manufacturing and industrial	---	166	166	79,275	79,441
	3,017	20,137	23,154	581,767	604,921
Consumer:
Residential mortgage	891	774	1,665	125,003	126,668
Unsecured	81	---	81	2,030	2,111
Home equity	1,536	679	2,215	113,987	116,202
Other secured	295	4	299	17,305	17,604
	2,803	1,457	4,260	258,325	262,585
Total	$6,743	$23,646	$30,389	$1,068,787	$1,099,176

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$825	$5,389	$6,214	$258,465	$264,679

Commercial real estate:
Residential developed	438	4,568	5,006	41,829	46,835
Unsecured to residential developers	---	999	999	6,632	7,631
Vacant and unimproved	670	4,367	5,037	66,491	71,528
Commercial development	---	1,144	1,144	7,808	8,952
Residential improved	1,929	6,353	8,282	88,502	96,784
Commercial improved	901	21,440	22,341	333,558	355,899
Manufacturing and industrial	1,084	613	1,697	79,863	81,560
	5,022	39,484	44,506	624,683	669,189
Consumer:
Residential mortgage	1,293	1,489	2,782	132,445	135,227
Unsecured	45	---	45	2,822	2,867
Home equity	1,207	927	2,134	123,732	125,866
Other secured	57	10	67	19,301	19,368
	2,602	2,426	5,028	278,300	283,328
Total	$8,449	$47,299	$55,748	$1,161,448	$1,217,196

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company has allocated $1,297,000 and $1,361,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.

The following table presents information regarding troubled debt restructurings as of June 30, 2011 (dollars in thousands):

	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	8	$2,066
Commercial real estate	29	16,422
Consumer mortgage	79	14,661

Included in these totals are $206,000 of nonperforming commercial and industrial restructurings, $626,000 of nonperforming commercial real estate restructurings and $933,000 of nonperforming consumer mortgage loan restructurings as of June 30, 2011.

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes commercial loans individually and classifies these relationships by credit risk grading.  The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits.  All commercial loans are assigned a grade at origination, at each renewal or any amendment.  When a credit is first downgraded to a watch credit (either through renewal, amendment, lender identification or the loan review process), an Administrative Loan Review (“ALR”) is generated by credit and the lender.  All watch credits have an ALR completed monthly which analyzes the collateral position and cash flow of the borrower and its guarantors.  The lender is required to complete both a short term and long term plan to rehabilitate or exit the credit and to provide monthly comments on the progress to these plans.  Management meets quarterly with lenders to discuss each of these credits in detail and to help formulate solutions where progress has stalled.  When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR.  Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected through the loan review process.  The credit will stay on the ALR until either its grade has improved to a 4 or better or the credit relationship is at a zero balance.  The Company uses the following definitions for the risk grades:

1. Excellent - Borrowings supported by extremely strong financial condition or secured by the Bank’s own deposits. Minimal risk to the Bank and the probability of serious rapid financial deterioration is extremely small.

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

Index

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

7. Doubtful - Borrowings supported by weak or no financial statements.  The ability to repay the entire loan is questionable. Loans in this category are normally characterized with less than adequate collateral, insolvent, or extremely weak financial condition. A loan classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses makes collection or liquidation in full highly questionable. The possibility of loss is extremely high, however, activity may be underway to minimize the loss or maximize the recovery.

8. Loss - Loan are considered uncollectible and of little or no value as a bank asset.

As of June 30, 2011, the risk grade category of commercial loans by class of loans is as follows (dollars in thousands):

	1	2	3	4	5	6	7		8

Commercial and industrial	$277	$1,103	$46,840	$139,072	$30,486	$9,099	$4,793	$	---
Commercial real estate:
Residential developed	---	---	1,261	10,377	14,392	10,393	7,473		---
Unsecured to residential developers	---	---	195	709	183	340	609		---
Vacant and unimproved	---	---	8,688	25,964	16,540	4,118	6,333		---
Commercial development	---	---	34	2,793	1,493	223	429		---
Residential improved	---	---	2,829	47,422	17,512	14,233	5,847		---
Commercial improved	---	---	66,261	185,935	37,825	22,211	12,858		---
Manufacturing and industrial	---	229	13,078	40,135	19,697	6,136	166		---

	$277	$1,332	$139,186	$452,407	$138,128	$66,753	$38,508	$	---

As of December 31, 2010, the risk grade category of commercial loans by class of loans is as follows (dollars in thousands):

	1	2	3	4	5	6	7		8

Commercial and industrial	$442	$1,583	$51,558	$148,880	$41,467	$9,165	$11,584	$	---
Commercial real estate:
Residential developed	---	---	240	6,682	14,705	14,360	10,848		---
Unsecured to residential developers	---	---	4,784	907	500	515	925		---
Vacant and unimproved	---	794	5,450	38,808	14,978	3,982	7,516		---
Commercial development	---	---	---	4,240	2,765	295	1,652		---
Residential improved	---	---	3,321	49,905	18,715	14,985	9,858		---
Commercial improved	---	---	71,622	191,772	41,490	23,199	27,816		---
Manufacturing and industrial	---	246	14,299	37,487	22,261	5,697	1,570		---

	$442	$2,623	$151,274	$478,681	$156,881	$72,198	$71,769	$	---

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.  Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2011	December 31, 2010

Not classified as impaired	$55,266	$65,533
Classified as impaired	49,995	78,434

Total commercial loans classified substandard or worse	$105,261	$143,967

At June 30, 2011, approximately $38.5 million of the $105.3 million of commercial loans classified as substandard or worse were on nonaccrual status, while the remaining $66.8 million of these loans were on accrual status.

At December 31, 2010, approximately $71.8 million of the $144.0 million of commercial loans classified as substandard or worse were on nonaccrual status, while the remaining $72.2 million of these loans were on accrual status.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2011	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$125,894	$2,111	$115,523	$17,600
Nonperforming	774	---	679	4

Total	$126,668	$2,111	$116,202	$17,604

December 31, 2010	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$133,738	$2,867	$124,939	$19,358
Nonperforming	1,489	---	927	10

Total	$135,227	$2,867	$125,866	$19,368

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010

Beginning balance	$68,388	$41,987	$41,987
Additions, transfers from loans	23,384	45,248	26,584
Proceeds from sales of other real estate owned	(11,330)	(16,003)	(10,613)
Valuation allowance reversal upon sale	(1,730)	(2,677)	(1,117)
Gain (loss) on sale of other real estate owned	745	(167)	(218)
	79,457	68,388	56,623
Less: valuation allowance	(14,025)	(10,404)	(7,951)

Ending balance	$65,432	$57,984	$48,672

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Beginning balance	$12,020	$7,610	$10,404	$4,804
Additions charged to expense	2,653	749	5,351	4,264
Reversals upon sale	(648)	(408)	(1,730)	(1,117)
Ending balance	$14,025	$7,951	$14,025	$7,951

Net realized gains on sales of other real estate were $533,000 and $745,000, respectively, for the three and six month periods ended June 30, 2011.  Net realized losses on sales of other real estate were $98,000 and $218,000, respectively, for the three and six month period ended June 30, 2010.

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

Index

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

Other Real Estate Owned:  Adjustments to commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized through a valuation allowance.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
U.S. Treasury and federal agency securities	$15,826	$	---	$15,826	$	---
State and municipal bonds	5,887		---	5,887		---
Other equity securities	1,022		---	1,022		---
Loans held for sale	467		---	467		---

December 31, 2010
U.S. federal agency securities	$8,109	$	---	$8,109	$	---
State and municipal bonds	---		---	---		---
Other equity securities	1,011		---	1,011		---
Loans held for sale	2,537		---	2,537		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2011
Impaired loans	$13,401	$	---	$	---	$13,401
Other real estate owned	57,444		---		---	57,444

December 31, 2010
Impaired loans	$37,173	$	---	$	---	$37,173
Other real estate owned	32,262		---		---	32,262

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2011 and December 31, 2010 (dollars in thousands).

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$266,705	$266,705	$236,127	$236,127
Securities held to maturity	---	---	83	83
FHLB stock	11,236	N/A	11,932	N/A
Loans, net	1,061,699	1,071,233	1,169,770	1,169,497
Accrued interest receivable	3,588	3,588	3,845	3,845

Financial liabilities
Deposits	(1,202,556)	(1,203,433)	(1,276,620)	(1,280,238)
Other borrowed funds	(174,270)	(176,727)	(185,336)	(187,104)
Long-term debt	(41,238)	(34,564)	(41,238)	(34,506)
Subordinated debt	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	(2,918)	(2,918)	(2,401)	(2,401)

Off-balance sheet credit-related items
Loan commitments	---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Noninterest-bearing demand	$295,667	$255,897
Interest bearing demand	183,356	216,827
Savings and money market accounts	364,616	355,657
Certificates of deposit	358,917	448,239
	$1,202,556	$1,276,620

Approximately $135.7 million and $192.7 million in certificates of deposit were in denominations of $100,000 or more at June 30, 2011 and December 31, 2010, respectively.

Brokered deposits totaled approximately $13.4 million and $48.2 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011 and December 31, 2010, brokered deposits had interest rates ranging from 4.50% to 4.55% and 3.75% to 4.55%, respectively.  The remaining balance of $13.4 million in brokered deposits will mature in 2011.

Additional information about restrictions on the Bank's deposit gathering activities may be found in Note 1 under the heading "Regulatory Developments."

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

June 30, 2011
Single maturity fixed rate advances	$160,000	December 2011 to November 2015	1.93%
Amortizable mortgage advances	14,270	March 2018 to July 2018	3.77%
	$174,270

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2010
Single maturity fixed rate advances	$170,000	March 2011 to November 2015	1.95%
Amortizable mortgage advances	15,336	March 2018 to July 2018	3.77%
	$185,336

Each advance is subject to a prepayment penalty if paid prior to its maturity date.  Fixed rate advances are payable at maturity.  Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $375.2 million and $420.5 million under a physical loan collateral delivery arrangement at June 30, 2011 and December 31, 2010, respectively.

Scheduled repayments of FHLB advances as of June 30, 2011 were as follows (in thousands):

2011	$25,667
2012	66,781
2013	31,831
2014	21,884
2015	21,938
Thereafter	6,169

$174,270

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three month periods ended June 30, 2011 and 2010 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net income (loss)	$2,401	$1,748	$3,692	$(19,392)
Dividends declared on preferred shares	---	---	---	---
Net income (loss) available to common shares	$2,401	$1,748	$3,692	$(19,392)

Weighted average shares outstanding, including participating stock awards - Basic	18,964,150	17,692,231	18,325,434	17,694,269

Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	18,964,150	17,692,231	18,325,434	17,694,269

Basic earnings (loss) per common share	$0.13	$0.10	$0.20	$(1.10)
Diluted earnings (loss) per common share (1)	$0.13	$0.10	$0.20	$(1.10)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per common share calculation.

Stock options for 705,390 and 710,522 shares of common stock for the three and six month periods ended June 30, 2011, respectively, were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 886,656 and 914,872 shares of common stock for both the three and six month periods ended June 30, 2010, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  Potential common shares associated with convertible preferred stock and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010

Current		(80)		---		$(82)		$(21)
Deferred (benefit) expense		80		---		82		21

	$	---	$	---	$	---	$	---

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010

Statutory rate		35%	35%		35%	35%
Statutory rate applied to income (loss) before taxes		$840	$1,068		$1,292	$(6,331)
Add (deduct)
Change in valuation allowance		(654)	342		(1,009)	7,994
Tax-exempt interest income		(69)	(99)		(69)	(266)
Bank-owned life insurance		(88)	(28)		(163)	(98)
Other, net		(29)	20		(51)	4
	$	---	$1,303	$	---	$1,303

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years.  In assessing the need for a valuation allowance, we consider all positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  As the Company returns to consistent, sustained profitability, the need for the valuation allowance diminishes.

At June 30, 2011, the need for a valuation allowance was based primarily on the Company’s net operating loss for 2009 and 2008, and the challenging environment currently confronting banks that could impact future operating results.  As a result, an $18.0 million valuation allowance on deferred tax assets was charged to federal income tax expense in 2009.  As a result of losses incurred in 2010, the Company increased the valuation allowance to $25.6 million at December 31, 2010.  At June 30, 2011, the valuation allowance was $24.6 million.  The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2011		December 31, 2010
Deferred tax assets
Allowance for loan losses		$13,117		$16,599
Nonaccrual loan interest		288		548
Valuation allowance on other real estate owned		4,909		3,641
Net operating loss carryforward		8,027		6,656
Other		1,112		975
Gross deferred tax assets		27,453		28,419
Valuation allowance		(24,640)		(25,649)
Total net deferred tax assets		2,813		2,770

Deferred tax liabilities
Depreciation		(1,938)		(1,984)
Purchase accounting adjustments		(67)		(113)
Unrealized gain on securities available for sale		(88)		(6)
Prepaid expenses		(407)		(347)
Other		(313)		(320)
Gross deferred tax liabilities		(2,813)		(2,770)

Net deferred tax asset	$	---	$	---

At June 30, 2011, we had federal net operating loss carryforwards of $22.9 million that expire in 2030.

There were no unrecognized tax benefits at June 30, 2011 or December 31, 2010 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company is no longer subject to examination by the Internal Revenue Service for years before 2007.

NOTE 10 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As June 30, 2011, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

NOTE 11 – SHAREHOLDERS' EQUITY

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SHAREHOLDERS' EQUITY (Continued)

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

At June 30, 2011 and December 31, 2010, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital (to risk weighted assets)
Consolidated	$148,014	12.7%	$93,161	8.0%	N/A	N/A	N/A	N/A
Bank	139,005	11.9	93,148	8.0	$116,435	10.0%	$128,079	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	122,020	10.5	46,580	4.0	N/A	N/A	N/A	N/A
Bank	124,158	10.7	46,574	4.0	69,861	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	122,020	8.1	60,523	4.0	N/A	N/A	N/A	N/A
Bank	124,158	8.2	60,422	4.0	75,527	5.0	120,843	8.0

December 31, 2010
Total capital (to risk weighted assets)
Consolidated	$125,483	9.7%	$104,013	8.0%	N/A	N/A	N/A	N/A
Bank	125,797	9.7	103,970	8.0	$129,963	10.0%	$142,960	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	89,585	6.9	52,007	4.0	N/A	N/A	N/A	N/A
Bank	109,160	8.4	51,985	4.0	77,978	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	89,585	5.8	61,605	4.0	N/A	N/A	N/A	N/A
Bank	109,160	7.1	61,520	4.0	76,901	5.0	123,041	8.0

Approximately $30.5 million and $22.4 million of trust preferred securities outstanding at June 30, 2011 and December 31, 2010, respectively, qualified as Tier 1 capital.  Refer to our 2010 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "adequately capitalized" at June 30, 2011 and December 31, 2010.  The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as "well capitalized" at June 30, 2011.  However, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well capitalized" regardless of actual capital levels.

The Consent Order also prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators.  The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings.  Under Michigan law, the Bank is also restricted from paying dividends to the Company until its deficit retained earnings has been restored.  The Bank had a retained deficit of approximately $34.9 million at June 30, 2011.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SHAREHOLDERS' EQUITY (Continued)

Additional information about the Consent Order may be found in Note 1 under the heading "Regulatory Developments."

In order to temporarily replenish the Company’s liquidity pending the Company’s planned public offering of common stock, on April 21, 2011, the Company issued and sold a 2% Subordinated Note due 2018 in the aggregate principal amount of $1,000,000 to a director of the Company.  The note had an interest rate of 2%, compounded quarterly in arrears.  Accrued interest was payable in full at maturity, or at the date the principal was paid in full.  The note had a maturity date of April 30, 2018.  The Company could prepay the note in whole or in part at any time from and after September 30, 2011.  The note allowed the holder to purchase shares offered in the public offering and to pay the cash price of shares purchased in the public offering by delivering the note to the Company at a value equal to the principal and interest accrued.  The holder also had a continuing right to convert the note in full into common stock with the stock to be valued at book value and the note to be valued at principal and interest accrued.

On June 7, 2011, the Company closed on a rights offering to existing shareholders, issuing 4,456,186 shares of common stock for $2.30 per share.  On June 29, 2011, the Company closed on its public offering, issuing 4,456,186 shares of common stock for $2.30 per share.  In addition, on June 29, 2011, the director discussed above executed his right to convert the 2% Subordinated Note into 491,830 shares of common stock.  The net proceeds from the offerings and subordinated note conversion were $20.4 million.  The Company contributed $10.0 million to the Bank on June 30, 2011 and held the remaining $10.4 million at the holding company at June 30, 2011.

Index

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

At June 30, 2011, we had total assets of $1.52 billion, total loans of $1.10 billion, total deposits of $1.20 billion and shareholders' equity of $92.2 million.  During the second quarter of 2011, we recognized net income of $2.4 million compared to net income of $1.7 million in the second quarter of 2010.  This represented our fifth consecutive quarter of profitability following six consecutive quarters of net losses.  As described more fully below, a meaningful reduction in charge-offs and nonperforming loans led to a negative loan loss provision for the most recent quarter.  For the first six months of 2011, we recognized net income of $3.7 million compared to a net loss of $19.4 million in 2010.  In June 2011, we completed a successful rights offering (with over 25% of existing shares exercising their rights) and public offering of our common stock.  The offerings resulted in the issuance of 8,912,372 additional shares at $2.30 per share, netting $19.4 million in offering proceeds.  The conversion of our 2% Subordinated Note due 2018  resulted in the issuance of 491,380 shares of common stock and an additional $1.0 million in capital.  As of June 30, 2011, the Bank’s capital ratios returned to levels comfortably exceeding those ordinarily required to be categorized “well capitalized” under applicable regulatory guidelines, and above the requirements in our Consent Order.  However, as long as we remain under the Consent Order, we cannot be categorized higher than “adequately capitalized”, regardless of actual capital levels.  As a result, we remained categorized as “adequately capitalized” at June 30, 2011.

The weak local and national economic conditions that persisted over the past few years contributed to the annual operating losses reported by us during 2010, 2009 and 2008.  The losses for these prior periods were largely attributable to loan losses, lost interest on non-performing assets and costs of administering problem assets associated with problem loans and other real estate assets.  We also incurred a non-cash charge of $18.0 million included in federal income tax expense in 2009 associated with a valuation allowance for deferred tax assets and non-cash, after tax impairment charges for goodwill and intangible assets of $27 million in 2008.  There will be no further negative affect on our results of operations associated with deferred tax assets or goodwill, as these assets have been written off or reserved for in their entirety.  Under certain conditions according to accounting standards, as we return to sustained profitability, the need for the valuation allowance diminishes and it would be possible to reverse the established valuation on our deferred tax assets through earnings.

Our Board of Directors and management remain focused on efforts to work out of our problem loans and assets.  We believe our improved results over the past five quarters reflect the impact of these efforts.  The Bank's Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles intended to comply with regulatory standards.  Our management team continues to execute these disciplined business and banking procedures and policies intended to limit future losses, preserve capital and improve operational efficiencies.

We have also worked closely with our regulators at the FRB and the Bank's regulators at the FDIC and the OFIR to put in place improved controls and procedures.  On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank.  The Company also formally entered into a Written Agreement with the FRB with an effective date of July 23, 2010.  As of June 30, 2011, we believe that the Bank was in compliance in all material respects with all of the provisions of the Consent Order.  As of the same date, we believe that the Company was in compliance in all material respects with all of the provisions of the Written Agreement.  See Note 1 to the Consolidated Financial Statements for more information.

Additional information further describing changes in our business, including those in response to the Consent Order and the Written Agreement, are described in detail in our 2010 Form 10-K.

Index

RESULTS OF OPERATIONS

Summary:  Net income available to common shares for the quarter ended June 30, 2011 was $2.4 million, compared to second quarter 2010 net income of $1.7 million.  Net income per common share on a diluted basis was $0.13 for the second quarter of 2011 compared to $0.10 for the same period in 2010.  Net income available to common shares for the six months ended June 30, 2011 was $3.7 million compared to a net loss of $19.4 million for the same period in the prior year.  Net income per common share was $0.20 for the six months ended June 30, 2011 compared to a net loss per common share of $1.10 for the same period in 2010.

The improvement in earnings in the second quarter of 2011 is a continuation of improvement in the past several quarters, led by a significantly lower level of net chargeoffs from $6.3 million in the second quarter of 2010 to $2.9 million in the second quarter of 2011.  This, coupled with a decline in non-performing and impaired loan levels, resulted in a decrease of $3.8 million in the provision for loan losses.  The provision for loan losses was a negative $2.0 million for the three month period ended June 30, 2011 compared to $1.8 million for the same period in 2010.   The improvement is even more dramatic when comparing the year to date periods given the substantial losses incurred in the first quarter of 2010.  For the six months ended June 30, 2011, we recognized $6.5 million in net chargeoffs, compared to $19.8 million for the same period in 2010.  As a result, the provision for loan losses decreased substantially from $21.5 million for the first six months of 2010 compared to a negative $3.5 million for the same period in 2011.

Operating results in recent periods have been significantly impacted by the cost associated with problem loans and nonperforming assets.  Apart from the provision for loan losses, costs associated with nonperforming assets (including administration costs and losses) were $3.7 million for the second quarter of 2011 compared to $2.5 million for the second quarter of 2010.  For the first half of 2011, such expenses totaled $8.2 million for 2011, compared to $8.0 million for 2010.  Lost interest from elevated levels of nonperforming assets was approximately $2.0 million and $4.0 million, respectively, for the three and six months ended June 30, 2011 compared to $2.7 million and $5.3 million, respectively, for the three and six months ended June 30, 2010.  Each of these items is discussed more fully below.

Net Interest Income:  Net interest income totaled $11.8 million for the second quarter of 2011 compared to $12.8 million for the second quarter of 2010.  For the first half of 2011, net interest income totaled $23.4 million, compared to $25.8 million for the same period in 2010.

The decrease in net interest income in the second quarter of 2011 was due primarily to a $179.9 million reduction in our average interest earning assets as a result of our focus on reducing credit exposure within certain segments of our loan portfolio, liquidity improvement and capital preservation.  The net interest margin was 3.39% for the second quarter of 2011 compared to 3.29% for the second quarter of 2010.  Average interest earning assets decreased from $1.56 billion for the second quarter of 2010 to $1.38 billion for the same period in 2011.  Our average yield on earning assets for second quarter of 2011 declined 55 basis points from 5.02% to 4.47%.  Margin improvement for the quarter was driven by a significant reduction in the average cost of interest bearing liabilities.

Average interest earning assets decreased from $1.60 billion for the first six months of 2010 to $1.41 million for the same period in 2011.  This decrease was partially offset by improvement in net interest margin of 5 basis points driven by a 71 basis points decline in the average cost of interest bearing liabilities as we continue to payoff brokered deposits and wholesale funding as they mature.  Our average yield on earning assets declined 65 basis points in comparison to the six month period in 2010.

The declines in yields on interest earning assets for the three and six month periods ended June 30, 2011 were from slight decreases in the yield on our residential and consumer loan portfolios, which have repriced in the generally lower rate environment during this period, and due to a reduction in the balance of our securities portfolio relative to total earning assets.  We sold nearly our entire securities portfolio during the second quarter of 2010.  The majority of these funds have been initially reinvested in lower yielding liquid money market balances. We expect these higher than normal liquid balances will continue to put downward pressure on margin in the near term.

Index

The cost of funds decreased 68 basis points to 1.28% in the second quarter of 2011 from 1.96% in 2010. Our cost of funds decreased 71 basis points to 1.35% for the first six months of 2011 compared to 2.06% for the same period in 2010.  A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds.  Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

The following table shows an analysis of net interest margin for the three month periods ended June 30, 2011 and 2010.

	For the three months ended June 30,
		2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$16,783	85	2.02%	$42,961	$333	3.09%
Tax-exempt securities (1)	22	---	5.59%	23,016	248	6.61%
Loans (2)	1,139,593	15,194	5.29%	1,410,376	18,824	5.29%
Federal Home Loan Bank stock	11,764	74	2.47%	12,275	60	1.95%
Federal funds sold and other short-term investments	207,351	137	0.26%	66,744	72	0.43%
Total interest earning assets (1)	1,375,513	15,490	4.47%	1,555,372	19,537	5.02%

Noninterest earning assets:
Cash and due from banks	22,569			24,880
Other	115,425			106,059

Total assets	$1,513,507			$1,686,311

Liabilities
Deposits:
Interest bearing demand	$184,989	108	0.23%	$225,265	188	0.34%
Savings and money market accounts	373,104	527	0.57%	317,651	452	0.57%
Time deposits	380,743	1,781	1.88%	554,395	4,050	2.93%
Borrowings:
Other borrowed funds	174,261	943	2.14%	229,203	1,689	2.91%
Long-term debt	41,238	349	3.35%	41,238	340	3.26%
Total interest bearing liabilities	1,154,335	3,708	1.28%	1,367,752	6,719	1.96%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	278,417			243,931
Other noninterest bearing liabilities	8,202			6,895
Shareholders' equity	72,553			67,733

Total liabilities and shareholders' equity	$1,513,507			$1,686,311

Net interest income		$11,782			$12,818

Net interest spread (1)			3.19%			3.06%
Net interest margin (1)			3.39%			3.29%
Ratio of average interest earning assets to average interest bearing liabilities	119.16%			113.72%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $55.1 million and $95.5 million for the three months ended June 30, 2011 and 2010.

Index

The following table shows an analysis of net interest margin for the six month periods ended June 30, 2011 and 2010.

	For the six months ended June 30,
		2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$14,222	111	1.56%	$55,521	$1,000	3.60%
Tax-exempt securities (1)	49	1	6.66%	36,491	772	6.52%
Loans (2)	1,161,887	30,776	5.28%	1,442,190	38,447	5.31%
Federal Home Loan Bank stock	11,847	150	2.52%	12,275	123	1.98%
Federal funds sold and other short-term investments	218,399	305	0.25%	55,511	133	0.48%
Total interest earning assets (1)	1,406,404	31,343	4.44%	1,601,988	40,475	5.09%

Noninterest earning assets:
Cash and due from banks	22,221			24,299
Other	110,875			109,238

Total assets	$1,539,500			$1,735,525

Liabilities
Deposits:
Interest bearing demand	$181,982	211	0.23%	$235,274	420	0.36%
Savings and money market accounts	371,879	1,070	0.58%	326,488	939	0.58%
Time deposits	407,490	4,047	2.00%	577,489	8,740	3.05%
Borrowings:
Other borrowed funds	180,267	1,942	2.14%	244,009	3,869	3.15%
Long-term debt	41,238	693	3.35%	41,238	661	3.19%
Total interest bearing liabilities	1,182,856	7,963	1.35%	1,424,498	14,629	2.06%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	278,706			228,573
Other noninterest bearing liabilities	7,189			6,785
Shareholders' equity	70,749			75,669

Total liabilities and shareholders' equity	$1,539,500			$1,735,525

Net interest income		$23,380			$25,846

Net interest spread (1)			3.09%			3.03%
Net interest margin (1)			3.31%			3.26%
Ratio of average interest earning assets to average interest bearing liabilities	118.90%			112.46%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $64.2 million and $92.6 million for the six months ended June 30, 2011 and 2010.

Index

Provision for Loan Losses:  The provision for loan losses for the second quarter of 2011 was a negative $2.0 million compared to $1.8 million for the second quarter of 2010.  The reduction in the provision for loan losses was primarily associated with a significant decline in charge-offs and a reduction in the balance and required reserves on nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio.  The provision for loan losses for the first half of 2011 was a negative $3.5 million compared to $21.5 million for the same period in 2010.

Net charge-offs were $2.9 million for the second quarter of 2011 compared to $6.3 million for the second quarter of 2010.  Most of the charge-offs taken during the second quarter of 2011 were from impaired loans with previously established reserves.  The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans.  The pace of the value decline, however, has been slowing, translating into a decline in charge-offs.    For the six month period, the decrease is even more dramatic with net charge-offs totaling $6.5 million in the six month period ended June 30, 2011 compared to $19.8 million for the same period in 2010.

We have also seen a decline in the pace of commercial loans migrating to a lower loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed in this Item 2 under the heading "Allowance for Loan Losses."  In addition to experiencing fewer downgrades of credits, we are beginning to see an increase in the quality of some credits resulting in an improved loan grade.  Over the past three quarters, we have experienced improvements in our weighted average loan grade.  We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the provision for loan losses in the first and second quarters of 2011.

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

Noninterest Income:  Noninterest income for the three and six month periods ended June 30, 2011 decreased to $3.6 million and $7.3 million, respectively, from $6.3 million and $9.8 million, respectively, for the same periods in 2010.  The 2010 periods were significantly impacted by the gain on sale of investment securities as discussed further below.  The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Service charges and fees on deposit accounts	$969	$1,063	$1,917	$2,128
Net gains on mortgage loans	262	399	697	580
Trust fees	620	797	1,270	1,686
Gain on sale of securities	---	2,715	---	2,715
ATM and debit card fees	1,027	957	1,946	1,800
Bank owned life insurance income	251	79	466	280
Investment services fees	254	161	487	301
Other income	233	151	512	300
Total noninterest income	$3,616	$6,322	$7,295	$9,790

The largest item impacting comparability between the periods is the $2.7 million gain on sale of securities recognized in the second quarter of 2010.  During the second quarter of 2010, we completed the disposition of nearly all of the municipal, corporate and U.S. agency securities in our available-for-sale investment portfolio through sales in the open market.  These sales were executed as part of our strategy to increase regulatory capital ratios, with the majority of the proceeds invested in liquid short-term investments.  During 2011, we have begun to rebuild our investment portfolio, with the balance increasing from $9.1 million at December 31, 2010 to $22.7 million at June 30, 2011.

Service charges on deposit accounts decreased for both the three and six month periods ended June 30, 2011 as a result of reductions in overdraft fee income, consistent with banking industry trends.  We recognized increases in gains on sales of mortgage loans for the first half of 2011, particularly due to increased volume of activity in the first quarter of 2011 as we have increased focus on growth in our residential mortgage loan origination volume and added experienced mortgage professionals over the past few quarters to our lending team.    The second quarter of 2011 resulted in less net gains on sales than the 2010 period, but for the first six months of 2011 we experienced an increase of $117,000.  Trust income is down for both the three and six month periods ended June 30, 2011 due primarily to a decline in trust asset balances and market conditions.  Income from ATM and debit card fees were up for both the most recent quarter and the first half of 2011 due to increased volume of activity during 2011.  Income from bank owned life insurance increased $172,000 and $186,000, respectively, for the three and six month periods as the underlying investments performed better in 2011 than in 2010.

Index

Noninterest Expense:  Noninterest expense increased to $15.0 million for the three month period and decreased to $30.4 million for the six month period ended June 30, 2011, respectively, from $14.3 million and $32.2 million for the same periods in 2010.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Salaries and benefits	$5,600	$5,554	$10,947	$11,005
Occupancy of premises	989	989	2,001	2,041
Furniture and equipment	829	888	1,646	1,869
Legal and professional	322	391	591	1,160
Marketing and promotion	224	215	448	429
Data processing	334	327	638	674
FDIC assessment	841	1,192	1,819	2,450
ATM and debit card processing	311	264	581	575
Bond and D&O insurance	378	553	757	1,102
Administration and disposition of problem assets	3,741	2,464	8,175	7,999
Outside services	405	486	826	971
Other noninterest expense	1,023	966	2,004	1,940
Total noninterest expense	$14,997	$14,289	$30,433	$32,215

Many components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations in response to prolonged economic weakness.  However, our largest component of noninterest expense, salaries and benefits, increased in the second quarter of 2011 by $46,000 from the second quarter of 2010 and declined by $58,000 for the six month period ended June 30, 2011 compared to the same period in 2010.  We had 402 full-time equivalent employees at June 30, 2011 compared to 391 at June 30, 2010.  Over the past several quarters, we hired personnel in our risk management functions, including our Special Assets, Credit Administration and Loan Review departments, as we continue to focus on improvement in our lending discipline and loan risk management practices.  In addition, we have hired additional personnel in our retail lending group as we increase our focus on consumer lending.  Overall, salary and benefit costs have stabilized as we believe we have reached appropriate staffing levels in most areas in the bank.  We continue to evaluate our personnel needs as our size and complexity changes.

The next largest noninterest expense for us currently is our cost related to administration and disposition of problem assets.  Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

Index

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Legal and professional – nonperforming assets	$543	$603	$1,368	$1,290
Repossessed and foreclosed property administration	1,077	1,011	2,194	2,216
Losses on repossessed and foreclosed properties	2,121	850	4,613	4,493
Total	$3,741	$2,464	$8,175	$7,999

Losses on repossessed assets and foreclosed properties are comparable for the six month periods ended June 30, 2011 and 2010.  However, during the six month period ended June 30, 2011, we realized a net gain of $745,000 on sales of other real estate owned property, compared to net losses of $218,000 in the same period in 2010.  We believe the realized gains provide some validation of our valuation approach to our other real estate owned.  The overall level of losses on repossessed and foreclosed properties remains elevated due to the level of other real estate owned.

We experienced a reduction in legal and professional expense not related to nonperforming assets of $69,000 and $569,000 for the three and six month periods ended June 30, 2011.  The first quarter of 2010 included legal fees for consultation related to the Consent Order, the material weakness reported in our 2009 Form 10-K and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel.  Also, legal fees during the 2010 period included increased costs associated with an SEC investigation.  By letter dated May 23, 2011, the Commission advised us that the investigation has been completed and that no enforcement action has been recommended to the Commission.  We anticipate continued reductions in legal and professional expenses during the remainder of 2011.

FDIC assessments decreased by $351,000 to $841,000 for the second quarter of 2011 compared to $1.2 million for the second quarter of 2010 as a result of our reduced level of deposits and changes to the assessment base implemented by the FDIC. For the six months ended June 30, 2011, FDIC assessments decreased $631,000 in comparison to 2010.

When excluding FDIC assessments and problem asset costs, non-interest expense would have been approximately $10.4 million for the three month period ended June 30, 2011, down $218,000 from $10.6 million for the same period of 2010; and $20.4 million for the six month period ended June 30, 2011, down $1.4 million from $21.8 million for the same period in 2010.

Federal Income Tax Expense/Benefit:  We recorded no federal income tax expense for the three and six month periods ended June 30, 2011. We recorded federal income tax expense of $1.3 million for the three month and six month periods ended June 30, 2010 related to a reclassification of other comprehensive income for gains recognized in earnings associated with the sale of investment securities. Since June 30, 2009, we have concluded that a full valuation allowance must be maintained for all of our net deferred tax assets based primarily on our net operating losses and the continued challenging environment confronting banks that could impact our ability to generate future earnings.  Under certain conditions according to accounting standards, as we return to sustained profitability it will be appropriate to reverse the established valuation on our deferred tax assets through earnings.  The second quarter of 2011 represents our fifth consecutive quarter of profitability.

Index

FINANCIAL CONDITION

Summary:  Under the Consent Order and given the continuing weak economic conditions, we have been focused on reducing our loan portfolio, including reducing exposure in higher loan concentration types, to improve our financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.  We have experienced positive results in each of these areas over the past five quarters.

Total assets were $1.52 billion at June 30, 2011, a decrease of $59.6 million from $1.58 billion at December 31, 2010.  The decrease reflected declines of $118.0 million in our loan portfolio, partially offset by an increase of $30.0 million in short-term investments.  The decline in assets was primarily offset on the funding side of the balance sheet by a decline in deposits generated through brokers and the maturity of certain other borrowed funds.

Federal Funds Sold and Other Short Term Investments:  The increase in federal funds sold and other short-term investments to $244.8 million at June 30, 2011 was primarily the result of a reduction in the Bank's loan portfolio. We expect these balances to decrease in the third quarter of 2011 as seasonal deposits are drawn down, as we experience further maturities of brokered deposits, and as we continue to rebuild our investment portfolio.

Securities Available for Sale:  Securities available for sale were $22.7 million at June 30, 2011 compared to $9.1 million at December 31, 2010.  We began rebuilding our investment portfolio during the second quarter of 2011.  The balance at June 30, 2011 primarily consisted of U.S. agency securities and various municipal investments.  We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio to continue our diversification of asset quality throughout the remainder of 2011.

Portfolio Loans and Asset Quality:  Total portfolio loans declined by $118.0 million to $1.10 billion at June 30, 2011 compared to $1.22 billion at December 31, 2010.   During the first six months of 2011, our commercial, residential mortgage and consumer loan portfolios decreased by $97.3 million, $8.6 million and $12.2 million, respectively.

While we experienced a decline in the residential mortgage loan portfolio from December 31, 2010 to June 30, 2011, we saw an increase in the volume of residential mortgage loans originated for sale in the first six months of 2011 compared to the same period in 2010.  Residential mortgage loans originated for sale were $28.9 million in the first six months of 2011 compared to $22.2 million for the same period in 2010.  This increase is primarily due to market conditions and our focus on increasing our residential mortgage lending volume.  Going forward, we expect to retain for our own portfolio certain types of our residential mortgage loan production volume in order to stabilize the recent decreases we have experienced in this portfolio.

The decline in the commercial loan portfolio balances in recent quarters reflected the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets.  We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality.  We expect continued shrinkage in our real estate development portfolios to continue to diversify our credit exposure.

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 76% of the total loan portfolio at both June 30, 2011 and December 31, 2010.  Residential mortgage and consumer loans comprised approximately 12% and 12%, respectively, of total loans at both June 30, 2011 and December 31, 2010.

Index

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):

	June 30, 2011	December 31, 2010
Commercial real estate:(1)
Residential developed	$43,896	$46,835
Unsecured to residential developers	2,036	7,631
Vacant and unimproved	61,643	71,528
Commercial development	4,972	8,952
Residential improved	87,843	96,784
Commercial improved	325,090	355,899
Manufacturing and industrial	79,441	81,560
Total commercial real estate loans	604,921	669,189
Commercial and industrial	231,670	264,679

Total commercial loans	$836,591	$933,868

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 72% of the commercial loan portfolio at June 30, 2011 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties.  In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and further by stage of development.  Improved loans are generally secured by properties that are under construction or completed and placed in use.  Development loans are secured by properties that are in the process of development or fully developed.  Vacant land loans are secured by raw land for which development has not yet begun and agricultural loans.

Total commercial real estate loans declined $64.3 million since December 31, 2010 as we continue to focus on reducing our real estate loan concentrations and balances.  Commercial loans secured by residential real estate, the portfolio that has created the majority of stress within our loan portfolio, declined $12.1 million.  The balance of loans secured by nonresidential real estate declined $52.1 million since December 31, 2010.  We expect continued reductions, though at a slower pace through the remainder of 2011, in our real estate portfolios.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets.  At June 30, 2011, nonperforming assets totaled $105.9 million compared to $133.4 million at December 31, 2010.  The relative level of new loans moving to a nonperforming status has declined as our efforts to proactively address credit risks have taken hold.  During 2010, we completed an independent re-evaluation of our commercial loan portfolio.  At the same time, significant progress has been made to accelerate workout strategies with problem assets which led to several properties moving to other real estate owned, which increased by $7.5 million in the first half of 2011, with most of the increase ($7 million) occurring in the first quarter.  Based on the loans currently in their redemption period, we expect reduced levels of loans moving into other real estate owned in the remaining quarters of 2011.  Proceeds from sales of foreclosed properties were $11.3 million in the first six months of 2011 resulting in a net gain of $745,000.  This is an increase from the volume of sales in the first six months of 2010, when we experienced proceeds of $10.6 million and realized a net loss of $218,000.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing.  Foreclosed and repossessed assets include assets acquired in settlement of loans.  As of June 30, 2011, nonperforming loans totaled $40.4 million, or 3.68% of total portfolio loans, compared to $75.4 million, or 6.19% of total portfolio loans, at December 31, 2010.

Index

Loans for development or sale of 1-4 family residential properties comprised the largest portion of non-performing loans.  They were approximately $16.1 million, or 39.7% of total non-performing loans, at June 30, 2011 compared to $22.1 million, or 29.3% of total non-performing loans, at December 31, 2010.  The remaining balance of non-performing loans at June 30, 2011 consisted of $17.6 million of commercial real estate loans secured by various types of non-residential real estate, $4.8 million of commercial and industrial loans, and $1.9 million of consumer and residential mortgage loans.

Foreclosed assets totaled $65.4 million at June 30, 2011 compared to $58.0 million at December 31, 2010.  Of this balance, there were 127 commercial real estate loan properties totaling approximately $58.3 million. The remaining balance was comprised of 89 residential properties totaling approximately $7.7 million.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach.

At June 30, 2011, our foreclosed asset portfolio had a weighted average age held in portfolio of 393 days.  Below is a breakout of our foreclosed asset portfolio at June 30, 2011 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Property type	Carrying Value at June 30, 2011	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$5,486	13.44%	38.62%
Residential Lot	2,326	25.62%	56.75%
Multi-Family	195	1.85%	39.94%
Vacant Land	7,292	24.36%	42.85%
Residential Development	24,132	22.71%	56.13%
Commercial Office	7,101	14.31%	48.87%
Commercial Industrial	1,895	11.58%	55.54%
Commercial Improved	17,005	8.04%	28.73%
	$65,432	16.80%	46.98%

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2011	December 31, 2010
Nonaccrual loans	$40,172	$74,761
Loans 90 days past due and still accruing	273	600
Total nonperforming loans (NPLs)	40,445	75,361
Foreclosed assets	65,432	57,984
Repossessed assets	6	50
Total nonperforming assets (NPAs)	105,883	133,395
Accruing restructured loans (ARLs) (1)	32,712	25,395
Total NPAs and ARLs	$138,595	$158,790

NPLs to total loans	3.68%	6.19%
NPAs to total assets	6.97%	8.45%

(1)
Comprised of approximately $18.5 million and $12.1 million of commercial loans and $14.2 million and $13.3 million of consumer loans whose terms have been restructured at June 30, 2011 and December 31, 2010, respectively.  Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Index

Allowance for loan losses:  The allowance for loan losses at June 30, 2011 was $37.5 million, a decrease of $9.9 million, compared to $47.4 million at December 31, 2010.  The balance of the allowance for loan losses represented 3.41% of total portfolio loans compared to 3.90% of total portfolio loans at December 31, 2010.  While this ratio decreased, the allowance to nonperforming loan coverage ratio increased significantly from 62.93% at December 31, 2010 to 92.66% at June 30, 2011.

The continued reduction in net charge-offs over the past five quarters has a significant effect on the historical loss component of our allowance for loan loss computation as do the improvements in our credit quality metrics.  The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010	Quarter Ended June 30, 2010

Commercial loans	$836.6	$886.4	$933.9	$973.6	$1,047.4
Nonperforming loans	40.4	56.1	75.4	84.4	95.1
Other real estate owned and repo assets	65.4	65.0	58.0	54.1	48.8
Total nonperforming assets	105.9	121.1	133.4	138.6	143.8
Net charge-offs	2.9	3.6	5.2	4.6	6.3
Total delinquencies	30.42	41.22	55.7	81.1	94.2

Nonperforming loans have continually declined since the first quarter of 2010 ending at $40.4 million at June 30, 2011, which was our lowest level of nonperforming loans since the third quarter of 2007.  As discussed earlier, our net charge-offs for the second quarter 2011 were $2.9 million, down from the first quarter of 2011when we incurred $3.6 million.  Net charge-offs during the most recent quarter were at their lowest level since the third quarter of 2008.  Perhaps even more importantly, our total delinquencies have continued to decline, reducing from $124.8 million at March 31, 2010 to just $30.4 million at June 30, 2011.  Recent appraisals and market trends associated with real estate valuations have shown some stabilization in real estate values, contributing to a reduction in loan charge-offs on collateral dependent loans.

As discussed earlier, the sustained reduced level of quarterly net charge-offs have a significant effect on our 18 month historical loss ratios, which are the base for our allowance for loan loss computation.  The change in the 18 month historical loss ratios from December 31, 2010 to June 30, 2011 reduced the historical loss allocations in our allowance computation by $9.8 million.

These factors all provide for a reduction in our provision for loan losses.  The provision for loan losses decreased $3.8 million to a negative $2.0 million for the three months ended June 30, 2011 compared to $1.8 million for the same period of 2010.  For the first six month periods, the provision decreased $25.0 million from $21.5 million in 2010 to a negative $3.5 million in 2011.  Net charge-offs were $2.9 million and $6.5 million, respectively, for the three and six months ended June 30, 2011 compared to $6.3 million and $19.8 million, respectively, for the same periods in 2010.  The ratio of net charge-offs to average loans was 1.01% on an annualized basis for the second quarter of 2011 compared to  1.23% for the first quarter of 2011, 1.66% for the fourth quarter of 2010, 1.41% for the third quarter of 2010, 1.79% for the second quarter of 2010 and 3.68% for the first quarter of 2010.

We are encouraged by the reduced level of charge-offs over the past year.  We do, however, recognize that future chargeoffs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.  We believe we have seen some stabilization in the pace of decline in economic conditions and real estate markets.  However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our non-performing and impaired loans to acceptable levels.

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

Index

Overall, impaired loans decreased to $71.7 million at June 30, 2011, down from $92.2 million at December 31, 2010.  The specific allowance for impaired loans decreased $454,000 to $6.9 million, or 9.6% of total impaired loans, at June 30, 2011 compared to $7.4 million, or 8.0% of total impaired loans, at December 31, 2010.  The decline in impaired loans was from migration to other real estate owned, payoffs and upgrades more than offsetting new loans moving into an impaired status.  As previously discussed in this Item 2 under the heading "Portfolio Loans and Asset Quality", this decline was consistent with a relative decline in the level of loans moving to a nonperforming status.  Charge-offs totaling $9.7 million had previously been taken on these impaired loans, bringing the balance to $71.7 million as of June 30, 2011.  Combined with the $6.9 million specific reserves at June 30, 2011, these loans have been written down 20.4%.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month actual net chargeoff history as the base for our computation.  The 18 month period ended June 30, 2011 reflected a sizeable decrease in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 18 and 24 month periods.  Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general commercial loan allowance decreased to $26.1 million at June 30, 2011 compared to $35.1 million at December 31, 2010.  This resulted in a general reserve percentage allocated at June 30, 2011 of 3.35% of commercial loans, a decrease from 4.10% at December 31, 2010.   The qualitative component of our allowance allocated to commercial loans continues to increase from $14.7 million at December 31, 2010 to $15.6 million at June 30, 2011 to partially offset the impact of reduction in historical loss rate as overall nonperforming loans remain elevated.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $4.4 million at June 30, 2011 compared to $5.0 million at December 31, 2010.  The decrease was related to significant improvements in delinquencies in both residential mortgage and consumer loan portfolios in the first quarter.

The allowance allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of June 30, 2011, there can be no assurance that all losses have been identified or that the amount of the allowance is sufficient.

Index

Deposits and Other Borrowings:  Because of the decline in assets during the first half of 2011, we were able to continue to reduce our level of higher cost deposits. Total deposits decreased $74.1 million to $1.2 billion at June 30, 2011 compared to $1.28 billion at December 31, 2010.  The decline was primarily due to a $34.8 million decrease in deposits generated through brokers and a $54.5 million decrease in local certificates of deposit, offset partially by increases in other local deposits types.  At June 30, 2011, we have just $13.4 million in brokered deposits remaining, all of which mature in 2011.

For our in-market deposits, we continued to experience a shift from interest bearing transaction accounts to noninterest bearing checking accounts.  We have had a decline in more rate sensitive interest bearing personal checking balances offset by an increase in commercial checking balances.  The overall stability of in-market deposits is particularly noteworthy considering the financial challenges we have experienced, the lack of economic expansion in western Michigan and the intense competition for core deposit growth in our markets.  We believe the stability in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our product line.  A provision of the Dodd-Frank Act went into effect on July 21, 2011 which eliminated the prohibition of payment of interest on commercial checking accounts.  This change may impact the shift of noninterest bearing checking accounts in future periods.

Other borrowed funds, consisting of Federal Home Loan Bank advances, decreased $11.1 million during the first six months of 2011 as a result of scheduled maturities, partially offset by new borrowings at lower interest rates.

CAPITAL RESOURCES

Total shareholders' equity of $92.2 million at June 30, 2011 increased $24.3 million from $67.8 million at December 31, 2010.  The increase was primarily a result of the successful completion of our rights offering and public offering of common stock which were completed in June 2011.  The offerings resulted in the issuance of 8,912,372 shares of common stock and net proceeds of $19.4 million.  The conversion of our 2% Subordinated Note due 2018 resulted in the issuance of 491,380 shares of common stock, adding $1.0 million to shareholders’ equity. Also positively impacting total shareholders’ equity, was the $3.7 million of net income earned in the first six months of 2011.

Our regulatory capital ratios improved in the second quarter of 2011.  On a consolidated basis, our total capital to risk-weighted assets was 12.7% at June 30, 2011 compared to 10.3% at March 31, 2011, 9.7% at December 31, 2010, 9.3% at September 30, 2010, 8.8% at June 30, 2010 and 8.3% at March 31, 2010. Our Tier 1 Capital as a percent of average assets was 8.1%, 5.8%, 5.8%, 5.4%, 5.3% and 4.8%, respectively at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010.  Approximately $30.5 million of the $40.0 million of trust preferred securities outstanding at June 30, 2011 qualified as Tier 1 capital.  The remaining $9.5 million qualified as Tier II capital, a component of total risk-based capital.  The ratios have increased each quarter since March 31, 2010 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.  The reductions of risk weighted assets and the positive earnings in these quarters helped us limit the amount of capital raise necessary to comply with the Consent Order.

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

The Bank was categorized as "adequately capitalized" at June 30, 2011.  The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as “well capitalized’ at June 30, 2011.  However, because the Bank is subject to the Consent Order, the Bank cannot be categorized as “well capitalized” regardless of its actual capital levels.  Under the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  At June 30, 2011, the Bank was in compliance with each of these capital ratios.

Index

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

The Bank continued to make significant progress during 2010 and 2011 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on maintaining a non-core funding dependency ratio below its peer group average.  During 2010, we reduced our brokered deposits by $158.4 million and other borrowed funds by $92.7 million. In the first six months of 2011, brokered deposits declined another $34.8 million and other borrowed funds declined by $11.1 million.  Since December 31, 2008, we have reduced our brokered deposits by $324.4 million.  The Bank had $13.4 million of brokered deposits outstanding at June 30, 2011, all of which mature in 2011.

Further decreases in the loan portfolio and total assets are planned and are expected to provide adequate funds to pay off the brokered deposits upon maturity.

The Bank also held $244.8 million of short-term investments and had available borrowing capacity from correspondent banks of approximately $118.0 million as of June 30, 2011 to provide additional liquidity as needed.

Liquidity of Holding Company:  The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored.  At June 30, 2011, the retained earnings deficit of the Bank was approximately $34.9 million.  Throughout 2009, 2010 and the first half of 2011, the Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders.  Under the Consent Order and the Written Agreement, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010 and the six months of 2011 until further action is taken by the Board of Directors.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

Index

During 2010 and the first six months of 2011, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

As discussed earlier, on June 7, 2011, the Company closed its rights offering to existing shareholders, resulting in the issuance of 4,456,186 shares of common stock.  On June 29, 2011, the Company closed its public offering, resulting in the issuance of 4,456,186 shares of common stock.  These offerings resulted in net proceeds of $19.4 million.  The conversion of our 2% Subordinated Note due 2018 into 491,830 shares of common stock provided another $1.0 million in proceeds. The Company contributed $10.0 million of the proceeds to the Bank and retained the remaining $10.4 million at the holding company level.  The Company believes it has sufficient liquidity to meet its cash flow requirements for the remainder of 2011.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the periods presented in the consolidated financial statements that are a part of this report.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2011, we had gross deferred tax assets of $27.4 million, gross deferred tax liabilities of $2.8 million and a valuation allowance of $24.6 million for the entire amount of net deferred tax assets.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Based upon a number of factors, including our net operating loss in recent years and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded that we needed to continue to maintain a valuation allowance during the second quarter of 2011 for our net deferred tax assets. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established.

Index

Item 4:	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2011, the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2011, the Company issued and sold a 2% Subordinated Note Due 2018 (the “Note”) in the aggregate principal amount of $1,000,000 to a single director of the Company for consideration of $1,000,000 in cash. The Company received an appropriate representation as to the accredited investor status (as defined in Rule 501 of Regulation D) of the investor purchasing the Note.  On June 29, 2011, the holder of the Note, in accordance with its terms, converted the Note into 491,830 shares of common stock of the Company at a conversion price of $2.04 per share (representing the book value per share of the issuer's common stock at March 31, 2011) at a value equal to the principal amount of the Note plus interest accrued.  The issuance and sale of the Note and the shares of common stock upon conversion of the Note was done so in reliance upon an exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, because these transactions did not involve any public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Index

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

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

Index

4.11
Long-Term Debt.  The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets.  The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.

4.12	Form of 2% Subordinated Note due 2018. Previously filed with the Commission on April 22, 2011 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

10.1	Form of 2% Subordinated Note due 2018. Exhibit 4.12 is here incorporated by reference.

10.2	Form of Subscription Agreement. Previously filed with the Commission on April 22, 2011 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

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

Dated:  July 28, 2011

Index

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

Index

4.12	Form of 2% Subordinated Note due 2018. Previously filed with the Commission on April 22, 2011 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

10.1	Form of 2% Subordinated Note due 2018. Exhibit 4.12 is here incorporated by reference.

10.2	Form of Subscription Agreement. Previously filed with the Commission on April 22, 2011 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document