Form 10-Q
period 2011-09-30
MACATAWA BANK CORP
filed 2011-10-27
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-25927

MACATAWA BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3391345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10753 Macatawa Drive, Holland, Michigan  49424
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (616) 820-1444
____________

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,082,823 shares of the Company's Common Stock (no par value) were outstanding as of October 27, 2011.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation.  Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probably" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in credit quality metrics, real estate valuation, future levels of non-performing loans, future levels of loan charge-offs, future levels of provisions for loan losses, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking.  All statements with references to future time periods are forward-looking.  All of the information concerning interest rate sensitivity is forward-looking.  Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, obtain continuing regulatory approval to make interest payments on our subordinated notes, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010.  These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page
		Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 4.
	Controls and Procedures	52

Part II.	Other Information:

	Item 1.
	Legal Proceedings	53

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	53

	Item 3.
	Defaults Upon Senior Securities	53

	Item 6.
	Exhibits	54

Signatures		56

Index

Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 (unaudited) and December 31, 2010

(dollars in thousands)	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$22,878	$21,274
Federal funds sold and other short -term investments	230,681	214,853
Cash and cash equivalents	253,559	236,127

Securities available for sale, at fair value	41,987	9,120
Securities held to maturity (fair value 2010 - $83)	---	83
Federal Home Loan Bank stock	11,236	11,932
Loans held for sale, at fair value	5,356	2,537
Total loans	1,082,512	1,217,196
Allowance for loan losses	(34,842)	(47,426)
Net loans	1,047,670	1,169,770

Premises and equipment – net	55,597	56,988
Accrued interest receivable	3,585	3,845
Bank-owned life insurance	25,725	25,014
Other real estate owned	66,484	57,984
Other assets	4,902	4,861
Total assets	$1,516,101	$1,578,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$319,491	$255,897
Interest-bearing	881,067	1,020,723
Total deposits	1,200,558	1,276,620
Other borrowed funds	173,603	185,336
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	5,723	5,575
Total liabilities	1,422,772	1,510,419

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,082,823 and 17,679,621 shares issued and outstanding at September 30, 2011 and December 31, 2010	187,739	167,321
Retained deficit	(127,911)	(132,654)
Accumulated other comprehensive income	337	11
Total shareholders' equity	93,329	67,842
Total liabilities and shareholders' equity	$1,516,101	$1,578,261

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2011 and 2010
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest income
Loans, including fees	$14,498	$18,227	$45,274	$56,674
Securities	166	21	278	1,794
FHLB Stock	73	46	223	168
Federal funds sold and other short-term investments	163	150	468	283
Total interest income	14,900	18,444	46,243	58,919

Interest expense
Deposits	2,104	4,024	7,431	14,123
Debt and other borrowed funds	1,295	1,983	3,931	6,513
Total interest expense	3,399	6,007	11,362	20,636

Net interest income	11,501	12,437	34,881	38,283
Provision for loan losses	(1,250)	550	(4,700)	22,060
Net interest income after provision for loan losses	12,751	11,887	39,581	16,223

Noninterest income
Service charges and fees	889	1,097	2,806	3,225
Net gains on mortgage loans	697	345	1,393	925
Trust fees	644	695	1,915	2,382
Gain on sale of securities	---	---	---	2,715
ATM and debit card fees	1,013	962	2,958	2,762
Other	684	627	2,149	1,507
Total noninterest income	3,927	3,726	11,221	13,516

Noninterest expense
Salaries and benefits	5,668	5,546	16,615	16,550
Occupancy of premises	961	1,026	2,961	3,067
Furniture and equipment	812	854	2,458	2,723
Legal and professional	187	343	779	1,503
Marketing and promotion	228	214	677	643
Data processing	314	272	952	946
FDIC assessment	842	1,232	2,660	3,682
ATM and debit card processing	337	275	918	850
Bond and D&O Insurance	379	556	1,136	1,658
Losses on repossessed and foreclosed properties	2,544	1,418	7,157	5,933
Administration of problem assets	1,941	1,802	5,503	5,286
Other	1,413	1,372	4,243	4,284
Total noninterest expenses	15,626	14,910	46,059	47,125

Income (loss) before income tax	1,052	703	4,743	(17,386)
Income tax expense (benefit)	---	---	---	1,303

Net income (loss)	1,052	703	4,743	(18,689)
Dividends declared on preferred shares	---	---	---	---
Net income (loss) available to common shares	$1,052	$703	$4,743	$(18,689)

Basic earnings (loss) per common share	$0.04	$0.04	$0.22	$(1.06)
Diluted earnings (loss) per common share	$0.04	$0.04	$0.22	$(1.06)
Cash dividends per common share	$0.00	$0.00	$0.00	$0.00

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2011 and 2010
(unaudited)

(dollars in thousands)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net income (loss)	$1,052	$703	$4,743	$(18,689)

Other comprehensive income (loss), net of tax:
Net change in unrealized gains on securities available for sale	174	4	326	(651)

Less: reclassification adjustment for gain recognized in earnings, net of tax	---	---	---	1,765
Other comprehensive income (loss), net of tax	174	4	326	(2,416)

Comprehensive income (loss)	$1,226	$707	$5,069	$(21,105)

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2011 and 2010
(unaudited)

	Preferred Stock		Common	Retained	Accumulated Other Comprehensive	Total Shareholders'
(dollars in thousands, except per share data)	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2010	$30,604	$2,560	$167,183	$(114,800)	$2,444	$87,991

Net loss for nine months ended September 30, 2010				(18,689)		(18,689)

Net change in unrealized gain (loss) on securities available for sale, net of tax					(2,416)	(2,416)

Stock compensation expense			106			106

Balance, September 30, 2010	$30,604	$2,560	$167,289	$(133,489)	$28	$66,992

Balance, January 1, 2011	$30,604	$2,560	$167,321	$(132,654)	$11	$67,842

Net income for nine months ended September 30, 2011				4,743		4,743

Net change in unrealized gain (loss) on securities available for sale, net of tax					326	326

Net proceeds from sale of 8,912,372 shares of common stock on June 7, 2011 and June 29, 2011			19,358			19,358

Conversion of subordinated note to 491,830 shares of common stock on June 29, 2011			1,003			1,003

Stock compensation expense			57			57

Balance, September 30, 2011	$30,604	$2,560	$187,739	$(127,911)	$337	$93,329

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2011 and 2010
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities
Net income (loss)	$4,743	$(18,689)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,308	2,201
Stock compensation expense	57	106
Provision for loan losses	(4,700)	22,060
Deferred tax asset valuation allowance	---	7,847
Origination of loans for sale	(59,273)	(56,066)
Proceeds from sales of loans originated for sale	57,847	49,884
Net gains on mortgage loans	(1,393)	(925)
Gain on sales of securities	---	(2,715)
Write-down of other real estate	8,336	5,729
Net (gain) loss on sales of other real estate	(1,191)	167
Decrease (increase) in accrued interest receivable and other assets	(151)	13,395
Earnings in bank-owned life insurance	(711)	(453)
Increase in accrued expenses and other liabilities	151	572
Net cash from operating activities	6,023	23,113

Cash flows from investing activities
Loan originations and payments, net	94,785	173,481
Purchases of securities available for sale	(53,972)	(18,973)
Proceeds from:
Maturities and calls of securities available for sale	21,494	21,625
Maturities and calls of securities held to maturity	---	277
Sales of securities available for sale	---	105,553
Principal paydowns on securities	107	86
Sales of other real estate	16,370	13,527
Redemption of FHLB stock	696	---
Additions to premises and equipment	(634)	(486)
Net cash from investing activities	78,846	295,090

Cash flows from financing activities
Net increase (decrease) in in-market deposits	(31,546)	3,064
Net decrease in brokered deposits	(44,516)	(139,691)
Proceeds from other borrowed funds	10,000	90,000
Repayments of other borrowed funds	(21,733)	(151,687)
Proceeds from issuance of subordinated note	1,000	---
Proceeds from sale of common stock, net	19,358	---
Net cash from financing activities	(67,437)	(198,314)

Net change in cash and cash equivalents	17,432	119,889
Cash and cash equivalents at beginning of period	236,127	78,749
Cash and cash equivalents at end of period	$253,559	$198,638
Supplemental cash flow information
Interest paid	$10,589	$20,239
Supplemental noncash disclosures:
Transfers from loans to other real estate	32,015	34,546
Transfers from fixed assets to other real estate	---	1,676

See accompanying notes to consolidated financial statements.

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

Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications:  Some items in the prior period financial statements were reclassified to conform to the current presentation.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses inherent in our loan portfolio, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans.  Management believes the allowance for loan losses balance to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other relevant factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the allowance for loan losses.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans.  At September 30, 2011, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

As of January 1, 2010, we no longer have the ability to carryback losses to prior years.  The realization of our deferred tax assets is largely dependent on generating income in future years.  At September 30, 2011, the need to maintain a full valuation allowance was based primarily on our net operating losses for recent years and the continuing weak economic conditions that could impact our ability to generate future earnings.  The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2011, the FASB issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides guidance for companies when determining whether a loan modification is a troubled debt restructuring.  The ASU also provides additional disclosure requirements.  It is effective for public companies for interim and annual periods beginning on or after June 15, 2011. The guidance is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) to determine whether they are now considered troubled debt restructurings (TDRs). The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the applicable accounting guidance. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired was $15.8 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $1.6 million.  Adoption of this guidance did not materially affect the amount of allowance allocated to these loans.

Newly Issued Not Yet Effective Accounting Standards:  The FASB has issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Codification Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets.  The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.   Adoption of this ASU is not expected to have any effect as the Company does not currently hold any such repurchase agreements.

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

The Consent Order covers various aspects of the Bank’s financial condition and performance; loan administration; and capital planning.  The requirements of the Consent Order are summarized in Part I, Item 1 of our 2010 Form 10-K under the heading “Regulatory Developments”, which summary is here incorporated by reference.

The Consent Order requires the Bank to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  At June 30, 2011, these levels were exceeded through the Bank’s continued efforts to improve profitability and reduce risk weighted assets and the Company’s successful capital raise that closed in June 2011.  At September 30, 2011, the Bank’s Tier 1 Leverage Capital Ratio was 8.2% and the Total Risk Based Capital Ratio was 12.2%, which would ordinarily categorize the Bank as “well capitalized” under applicable regulatory standards absent the Consent Order.  However, as long as the Bank remains under the Consent Order, the highest it can be categorized is “adequately capitalized”, regardless of actual capital levels.  At September 30, 2011, the Bank was categorized as “adequately capitalized”.

We believe that, as of September 30, 2011, the Bank was in compliance in all material respects with all of the provisions of the Consent Order.

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

The Company requested and received approval from the FRB to make its first, second and third quarter 2011 interest payments on its $1.65 million in outstanding subordinated debt.  Each quarter, the Company intends to request approval from the FRB to make the next quarter’s interest payment on its subordinated debt and is continuing to accrue the amounts due.

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

We believe that, as of September 30, 2011, the Company was in compliance in all material respects with all of the provisions of the Written Agreement.

Deposit Gathering Activities

Because the Bank is subject to the Consent Order and cannot be categorized as "well-capitalized," regardless of actual capital levels, it is subject to the following restrictions regarding its deposit gathering activities:

●
Effective January 1, 2010, the interest rate paid for deposits by institutions that are categorized as less than "well capitalized" is limited to 75 basis points above the national rate for similar products unless the institution can support to the FDIC that prevailing rates in its market area exceed the national average.  During the first quarter of 2010, the Company received notification from the FDIC that the prevailing rates in our market area exceeded the national average.  Accordingly, the interest rates paid for deposits by the Bank are limited to 75 basis points above the average rate for similar products within our market area. Although this may impact our ability to compete for more rate sensitive deposits, we have reduced, and expect to continue to reduce our need to utilize rate sensitive deposits.

●
The Bank cannot accept, renew or rollover any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC.  The Bank has not accepted or renewed brokered deposits since November of 2008.  At September 30, 2011, there were $3.7 million in brokered deposits and all of these deposits will mature in the fourth quarter of 2011.  The Bank expects it will be able to fund the remaining maturing brokered deposits under its current liquidity contingency program.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Gross Unrealized		Fair
	Cost	Gains		Losses		Value
September 30, 2011
Available for Sale:
U.S. Treasury and federal agency securities	$27,234		$255		$(5)	$27,484
State and municipal bonds	12,689		255		(24)	12,920
Corporate bonds	545		---		(10)	535
Other equity securities	1,000		48		---	1,048
	$41,468		$558		$(39)	$41,987

December 31, 2010
Available for Sale:
U.S. Treasury and federal agency securities	$8,103		$6	$	---	$8,109
Other equity securities	1,000		11		---	1,011
	$9,103		$17	$	---	$9,120
Held to Maturity:
State and municipal bonds	$83	$	---	$	---	$83

	$83	$	---	$	---	$83

There were no sales of securities in the three and nine month periods ended September 30, 2011 or in the three month period ended September 30, 2010.  During the nine month period ended September 30, 2010, we completed the disposition of nearly all of the municipal, corporate and U.S. agency securities then in our available-for-sale investment portfolio through sales in the open market.  Proceeds from these sales totaled $105.6 million and resulted in a net gain of $2.7 million.

Contractual maturities of debt securities at September 30, 2011 were as follows (dollars in thousands):

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due in one year or less	$ ---	$ ---
Due from one to five years	14,261	14,493
Due from five to ten years	23,957	24,145
Due after ten years	2,250	2,301

	$40,468	$40,939

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
Description of Securities	Value	Loss	Value		Loss		Value	Loss

U.S federal agency securities	$5,010	$(5)	$	---	$	---	$5,010	$(5)
State and municipal bonds	2,817	(24)		---		---	2,817	(24)
Corporate bonds	535	(10)		---		---	535	(10)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$8,362	$(39)	$	---	$	---	$8,362	$(39)

There were no securities with unrealized losses at December 31, 2010.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Management determined that no OTTI charges were necessary during the nine month periods ended September 30, 2011 and 2010.

At September 30, 2011 and December 31, 2010, securities with a carrying value of approximately $2.0 million and $2.3 million respectively, were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30, 2011	December 31, 2010

Commercial and industrial	$221,619	$264,679

Commercial real estate:
Residential developed	40,073	46,835
Unsecured to residential developers	2,588	7,631
Vacant and unimproved	70,075	71,528
Commercial development	5,326	8,952
Residential improved	84,331	96,784
Commercial improved	318,333	355,899
Manufacturing and industrial	77,226	81,560
Total commercial real estate	597,952	669,189

Consumer
Residential mortgage	134,320	135,227
Unsecured	1,918	2,867
Home equity	110,263	125,866
Other secured	16,440	19,368
Total consumer	262,941	283,328

Total loans	1,082,512	1,217,196
Allowance for loan losses	(34,842)	(47,426)

	$1,047,670	$1,169,770

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended September 30, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,491	$26,815	$5,115	$56	$37,477
Charge-offs	(997)	(2,190)	(506)	---	(3,693)
Recoveries	87	2,113	108	---	2,308
Provision for loan losses	463	(980)	(708)	(25)	(1,250)
Ending Balance	$5,044	$25,758	$4,009	$31	$34,842

Three months ended September 30, 2010:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,121	$47,103	$3,030	$32	$56.286
Charge-offs	(1,578)	(2,729)	(806)	---	(5,113)
Recoveries	146	225	98	---	469
Provision for loan losses	2,164	(4,816)	3,208	(6)	550
Ending Balance	$6,853	$39,783	$5,530	$26	$52,192

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nine months ended September 30, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Charge-offs	(2,583)	(7,716)	(1,956)	---	(12,255)
Recoveries	1,364	2,750	257	---	4,371
Provision for loan losses	(749)	(4,249)	293	5	(4,700)
Ending Balance	$5,044	$25,758	$4,009	$31	$34,842

Nine months ended September 30, 2010:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,086	$45,759	$2,767	$11	$54,623
Charge-offs	(6,213)	(17,770)	(2,217)	---	(26,200)
Recoveries	554	961	194	---	1,709
Provision for loan losses	6,426	10,833	4,786	15	22,060
Ending Balance	$6,853	$39,783	$5,530	$26	$52,192

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

September 30, 2011:

	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,768	$6,593	$736	$	---	$9,097
Collectively evaluated for impairment	3,276	19,165	3,273		31	25,745
Total ending allowance balance	$5,044	$25,758	$4,009		$31	$34,842

Loans:
Individually reviewed for impairment	$14,318	$55,978	$14,664	$	---	$84,960
Collectively evaluated for impairment	207,301	541,974	248,277		---	997,552
Total ending loans balance	$221,619	$597,952	$262,941	$	---	$1,082,512

December 31, 2010:

	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,576	$5,334	$458	$	---	$7,368
Collectively evaluated for impairment	5,436	29,639	4,957		26	40,058
Total ending allowance balance	$7,012	$34,973	$5,415		$26	$47,426

Loans:
Individually reviewed for impairment	$7,757	$70,677	$13,752	$	---	$92,186
Collectively evaluated for impairment	256,922	598,512	269,576		---	1,125,010
Total ending loans balance	$264,679	$669,189	$283,328	$	---	$1,217,196

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Total impaired loans of $85.0 million at September 30, 2011 included the additional $15.8 million in troubled debt restructurings (“TDRs”) identified upon adoption of the new accounting standard ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  Since adoption of the new standard was appropriately applied only to restructurings occurring on or after January 1, 2011, the December 31, 2010 impaired loan total does not include TDRs identified under the new standard.  Impaired loans were as follows (dollars in thousands):

	September 30, 2011	December 31, 2010

Impaired commercial loans with no allocated allowance for loan losses	$21,338	$48,519

Impaired loans with allocated allowance for loan losses:
Impaired commercial loans	48,958	29,915
Consumer mortgage loans modified under a troubled debt restructuring	14,664	13,752
	63,622	43,667

Total impaired loans	$84,960	$92,186

Amount of the allowance for loan losses allocated	$9,097	$7,368

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Average of impaired loans during the period:
Commercial and industrial	$6,011	$9,357

Commercial real estate:
Residential developed	13,443	25,841
Unsecured to residential developers	727	2,015
Vacant and unimproved	5,700	4,445
Commercial development	463	2,530
Residential improved	9,576	14,203
Commercial improved	19,679	29,576
Manufacturing and industrial	7,464	7,159

Consumer	12,452	10,239

Interest income recognized during impairment:
Commercial and industrial	157	201
Commercial real estate	1,505	635
Consumer	308	316

Cash-basis interest income recognized
Commercial and industrial	220	549
Commercial real estate	1,467	926
Consumer	315	350

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$2,588	$2,588	$	---

Commercial real estate:
Residential developed	11,378	5,198		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	5,908	4,609		---
Commercial development	---	---		---
Residential improved	1,568	1,568		---
Commercial improved	7,772	6,536		---
Manufacturing and industrial	839	839		---
	27,465	18,750
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$30,053	$21,338	$	---

With an allowance recorded:
Commercial and industrial	$11,731	$11,731		$1,768

Commercial real estate:
Residential developed	6,364	6,364		2,435
Unsecured to residential developers	---	---		---
Vacant and unimproved	2,604	2,604		553
Commercial development	221	221		17
Residential improved	9,278	9,260		1,651
Commercial improved	12,205	12,205		1,652
Manufacturing and industrial	6,573	6,573		285
	37,245	37,227		6,593
Consumer:
Residential mortgage	14,664	14,664		736
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	14,664	14,664		736
	$63,640	$63,622		$9,097

Total	$93,693	$84,960		$9,097

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$5,394	$4,286	$	---
Commercial real estate:
Residential developed	28,289	8,205		---
Unsecured to residential developers	315	315		---
Vacant and unimproved	6,219	5,693		---
Commercial development	3,176	1,055		---
Residential improved	4,396	4,378		---
Commercial improved	24,566	22,749		---
Manufacturing and industrial	2,239	1,838		---
	69,200	44,233
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$74,594	$48,519	$	---

With an allowance recorded:
Commercial and industrial	$3,517	$3,470		$1,576
Commercial real estate:
Residential developed	6,373	6,373		2,402
Unsecured to residential developers	2,364	609		84
Vacant and unimproved	266	266		44
Commercial development	199	199		15
Residential improved	4,806	4,662		1,381
Commercial improved	6,710	6,172		1,096
Manufacturing and industrial	8,163	8,164		312
	28,881	26,445		5,334
Consumer:
Residential mortgage	13,752	13,752		458
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	13,752	13,752		458
	$46,150	$43,667		$7,368

Total	$120,744	$92,186		$7,368

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011:

	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$8,708	$	---
Commercial real estate:
Residential developed	6,375		---
Unsecured to residential developers	---		---
Vacant and unimproved	5,133		170
Commercial development	426		60
Residential improved	4,902		---
Commercial improved	6,137		937
Manufacturing and industrial	134		---
	23,107		1,167
Consumer:
Residential mortgage	1,042		331
Unsecured	23		---
Home equity	395		250
Other secured	---		3
	1,460		584

Total	$33,275		$1,751

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$682	$739	$1,421	$220,198	$221,619

Commercial real estate:
Residential developed	---	1,917	1,917	38,156	40,073
Unsecured to residential developers	---	---	---	2,588	2,588
Vacant and unimproved	788	3,524	4,312	65,763	70,075
Commercial development	---	426	426	4,900	5,326
Residential improved	811	865	1,676	82,655	84,331
Commercial improved	3,287	4,374	7,661	310,672	318,333
Manufacturing and industrial	---	134	134	77,092	77,226
	4,886	11,240	16,126	581,826	597,952
Consumer:
Residential mortgage	316	996	1,312	133,008	134,320
Unsecured	54	---	54	1,864	1,918
Home equity	1,059	608	1,667	108,596	110,263
Other secured	116	3	119	16,321	16,440
	1,545	1,607	3,152	259,789	262,941
Total	$7,113	$13,586	$20,699	$1,061,813	$1,082,512

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$825	$5,389	$6,214	$258,465	$264,679

Commercial real estate:
Residential developed	438	4,568	5,006	41,829	46,835
Unsecured to residential developers	---	999	999	6,632	7,631
Vacant and unimproved	670	4,367	5,037	66,491	71,528
Commercial development	---	1,144	1,144	7,808	8,952
Residential improved	1,929	6,353	8,282	88,502	96,784
Commercial improved	901	21,440	22,341	333,558	355,899
Manufacturing and industrial	1,084	613	1,697	79,863	81,560
	5,022	39,484	44,506	624,683	669,189
Consumer:
Residential mortgage	1,293	1,489	2,782	132,445	135,227
Unsecured	45	---	45	2,822	2,867
Home equity	1,207	927	2,134	123,732	125,866
Other secured	57	10	67	19,301	19,368
	2,602	2,426	5,028	278,300	283,328
Total	$8,449	$47,299	$55,748	$1,161,448	$1,217,196

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $5,753,000 and $1,361,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2011 and December 31, 2010, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.

As with other impaired loans, an allowance for loan loss is estimated for each TDR based on the most likely source of repayment for each loan.  For impaired commercial real estate loans that are collateral dependent, the allowance is computed based on the fair value of the underlying collateral.  For impaired commercial loans where repayment is expected from cash flows from business operations, the allowance is computed based on a discounted cash flow computation.  Certain groups of TDRs, such as residential mortgages, have common characteristics and for them the allowance is computed based on a discounted cash flow computation on the change in weighted rate for the pool.  The allowance allocations for commercial TDRs where we have reduced the contractual interest rate are computed by measuring  cash flows using the new payment terms discounted at the original contractual rate.

Total TDRs of $62.0 million at September 30, 2011 included the additional $15.8 million in TDRs identified upon adoption of the new accounting standard ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  Since adoption of the new standard was appropriately applied only to restructurings occurring on or after January 1, 2011, the December 31, 2010 TDR total does not include TDRs identified under the new standard.

The following table presents information regarding troubled debt restructurings as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	37	$8,173	6	$743
Commercial real estate	93	39,177	24	11,548
Consumer	83	14,664	80	13,765
	213	$62,014	110	$26,056

The following table presents information regarding troubled debt restructurings executed during the three and nine month periods ended September 30, 2011 (dollars in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	12	$3,876	$51	32	$6,124	$51
Commercial real estate	23	8,065	144	37	23,459	697
Consumer	1	213	---	12	1,883	---

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The table below presents by class, information regarding troubled debt restructured loans which had payment defaults during the three and nine month periods ended September 30, 2011 (dollars in thousands).  Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	1	$66	4	$830
Commercial real estate	9	1,925	9	1,925
Consumer	2	402	2	402

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes commercial loans individually and classifies these relationships by credit risk grading.  The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits.  All commercial loans are assigned a grade at origination, at each renewal or any amendment.  When a credit is first downgraded to a watch credit (either through renewal, amendment, lender identification or the loan review process), an Administrative Loan Review (“ALR”) is generated by credit and the lender.  All watch credits have an ALR completed monthly which analyzes the collateral position and cash flow of the borrower and its guarantors.  The lender is required to complete both a short term and long term plan to rehabilitate or exit the credit and to provide monthly comments on the progress to these plans.  Management meets quarterly with lenders to discuss each of these credits in detail and to help attempt to formulate solutions where progress has stalled.  When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR.  Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected through the loan review process.  The credit will stay on the ALR until either its grade has improved to a 4 or better or the credit relationship is at a zero balance.  The Company uses the following definitions for the risk grades:

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2011, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$600	$1,335	$44,442	$136,976	$21,721	$7,851	$8,694	$	---
Commercial real estate:
Residential developed	---	---	283	10,429	15,549	7,437	6,375		---
Unsecured to residential developers	---	---	1,386	674	188	340	---		---
Vacant and unimproved	---	---	13,895	31,243	15,398	4,406	5,133		---
Commercial development	---	---	55	2,625	1,111	1,110	426		---
Residential improved	---	---	2,818	47,274	17,871	11,466	4,902		---
Commercial improved	---	---	65,385	184,163	38,461	24,186	6,137		---
Manufacturing and industrial	---	221	13,637	42,170	11,572	9,493	133		---

	$600	$1,556	$141,901	$455,554	$121,871	$66,289	$31,800	$	---

As of December 31, 2010, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$442	$1,583	$51,558	$148,880	$41,467	$9,165	$11,584	$	---
Commercial real estate:
Residential developed	---	---	240	6,682	14,705	14,360	10,848		---
Unsecured to residential developers	---	---	4,784	907	500	515	925		---
Vacant and unimproved	---	794	5,450	38,808	14,978	3,982	7,516		---
Commercial development	---	---	---	4,240	2,765	295	1,652		---
Residential improved	---	---	3,321	49,905	18,715	14,985	9,858		---
Commercial improved	---	---	71,622	191,772	41,490	23,199	27,816		---
Manufacturing and industrial	---	246	14,299	37,487	22,261	5,697	1,570		---

	$442	$2,623	$151,274	$478,681	$156,881	$72,198	$71,769	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.  Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30, 2011	December 31, 2010

Not classified as impaired	$39,815	$65,533
Classified as impaired	58,274	78,434

Total commercial loans classified substandard or worse	$98,089	$143,967

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

At September 30, 2011, approximately $31.8 million of the $98.1 million of commercial loans classified as substandard or worse were on nonaccrual status, while the remaining $66.3 million of these loans were on accrual status.

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

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

September 30, 2011	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$133,324	$1,918	$109,655	$16,437
Nonperforming	996	---	608	3

Total	$134,320	$1,918	$110,263	$16,440

December 31, 2010	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$133,738	$2,867	$124,939	$19,358
Nonperforming	1,489	---	927	10

Total	$135,227	$2,867	$125,866	$19,368

NOTE 4 – OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010

Beginning balance	$68,388	$41,987	$41,987
Additions, transfers from loans and fixed assets	32,015	45,248	36,221
Proceeds from sales of other real estate owned	(16,370)	(16,003)	(13,527)
Valuation allowance reversal upon sale	(2,031)	(2,677)	(2,163)
Gain (loss) on sale of other real estate owned	1,191	(167)	(167)
	83,193	68,388	62,351
Less: valuation allowance	(16,709)	(10,404)	(8,369)

Ending balance	$66,484	$57,984	$53,982

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Beginning balance	$14,025	$7,951	$10,404	$4,804
Additions charged to expense	2,985	1,465	8,336	5,729
Reversals upon sale	(301)	(1,047)	(2,031)	(2,164)
Ending balance	$16,709	$8,369	$16,709	$8,369

Net realized gains on sales of other real estate were $440,000 and $1.2 million, respectively, for the three and nine month periods ended September 30, 2011.  Net realized gains on sales of other real estate were $50,000 for the three month period ended September 30, 2010.  For the nine month period ended September 30, 2010, the Company had net realized losses on sales of other real estate of $167,000.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
U.S. Treasury and federal agency securities	$27,484	$	---	$27,484	$	---
State and municipal bonds	12,920		---	12,920		---
Corporate bonds	535		---	535		---
Other equity securities	1,048		---	1,048		---
Loans held for sale	5,356		---	5,356		---

December 31, 2010
U.S. federal agency securities	$8,109	$	---	$8,109	$	---
State and municipal bonds	---		---	---		---
Other equity securities	1,011		---	1,011		---
Loans held for sale	2,537		---	2,537		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 30, 2011
Impaired loans	$23,061	$	---	$	---	$23,061
Other real estate owned	39,914		---		---	39,914

December 31, 2010
Impaired loans	$37,173	$	---	$	---	$37,173
Other real estate owned	32,262		---		---	32,262

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2011 and December 31, 2010 (dollars in thousands).

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$253,559	$253,559	$236,127	$236,127
Securities held to maturity	---	---	83	83
FHLB stock	11,236	N/A	11,932	N/A
Loans, net	1,047,670	1,057,985	1,169,770	1,169,497
Accrued interest receivable	3,585	3,585	3,845	3,845

Financial liabilities
Deposits	(1,200,558)	(1,202,118)	(1,276,620)	(1,280,238)
Other borrowed funds	(173,603)	(176,362)	(185,336)	(187,104)
Long-term debt	(41,238)	(34,685)	(41,238)	(34,506)
Subordinated debt	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	(3,174)	(3,174)	(2,401)	(2,401)

Off-balance sheet credit-related items
Loan commitments	---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):
	September 30, 2011	December 31, 2010
Noninterest-bearing demand	$319,491	$255,897
Interest bearing demand	194,041	216,827
Savings and money market accounts	352,840	355,657
Certificates of deposit	334,186	448,239
	$1,200,558	$1,276,620

Approximately $121.2 million and $192.7 million in certificates of deposit were in denominations of $100,000 or more at September 30, 2011 and December 31, 2010, respectively.

Brokered deposits totaled approximately $3.7 million and $48.2 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the remaining brokered deposits balance had an interest rate of 4.55% and will all mature in the fourth quarter of 2011. At December 31, 2010, brokered deposits had interest rates ranging from 3.75% to 4.55%, respectively.

Additional information about restrictions on the Bank's deposit gathering activities may be found in Note 1 under the heading "Regulatory Developments."

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2011
Single maturity fixed rate advances	$160,000	December 2011 to September 2016	1.86%
Amortizable mortgage advances	13,603	March 2018 to July 2018	3.77%
	$173,603

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2010
Single maturity fixed rate advances	$170,000	March 2011 to November 2015	1.95%
Amortizable mortgage advances	15,336	March 2018 to July 2018	3.77%
	$185,336

Each advance is subject to a prepayment penalty if paid prior to its maturity date.  Fixed rate advances are payable at maturity.  Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $338.6 million and $420.5 million under a physical loan collateral delivery arrangement at September 30, 2011 and December 31, 2010, respectively.

During the third quarter of 2011, the Bank modified the terms of six of its existing FHLB advances (totaling $60.0 million) having the effect of extending the weighted average maturity from 1.49 years to 4.76 years and decreasing the weighted average interest rate from 1.93% to 1.72%.  As the modifications did not result in the terms being substantially different (as defined in ASC 470-50-40-10), the transaction is accounted for as a modification, not extinguishment of debt.  Accordingly, the prepayment fees incurred are amortized as an adjustment of the yield over the remaining life of each advance.

Scheduled repayments of FHLB advances as of September 30, 2011 were as follows (in thousands):

2011	$25,000
2012	36,781
2013	1,831
2014	21,884
2015	21,938
Thereafter	66,169

$173,603

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for the three month periods ended September 30, 2011 and 2010 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net income (loss)	$1,052	$703	$4,743	$(18,689)
Dividends declared on preferred shares	---	---	---	---
Net income (loss) available to common shares	$1,052	$703	$4,743	$(18,689)

Weighted average shares outstanding, including participating stock awards - Basic	27,082,823	17,677,284	21,276,467	17,688,545

Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	27,082,823	17,677,284	21,276,467	17,688,545

Basic earnings (loss) per common share	$0.04	$0.04	$0.22	$(1.06)
Diluted earnings (loss) per common share (1)	$0.04	$0.04	$0.22	$(1.06)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per common share calculation.

Stock options for 692,919 and 704,590 shares of common stock for the three and nine month periods ended September 30, 2011, respectively, were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 748,921 shares of common stock for both the three and nine month periods ended September 30, 2010, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  Potential common shares associated with convertible preferred stock and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010

Current		$(94)		$21		$(176)	$1,303
Deferred (benefit) expense		94		(21)		176	---

	$	---	$	---	$	---	$1,303

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010

Statutory rate		35%		35%		35%	35%
Statutory rate applied to income (loss) before taxes		$368		$176		$1,660	$(6,155)
Add (deduct)
Change in valuation allowance		(251)		(146)		(1,260)	7,848
Tax-exempt interest income		(4)		---		(4)	(266)
Bank-owned life insurance		(86)		(61)		(249)	(159)
Other, net		(27)		31		(147)	35
	$	---	$	---	$	---	$1,303

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years.  In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.

We established an $18.0 million valuation allowance on deferred tax assets in 2009 based primarily on the Company’s net operating loss for 2009 and 2008.  As a result of losses incurred in 2010, the Company increased the valuation allowance to $25.6 million at December 31, 2010.  At September 30, 2011, a valuation allowance of $24.4 million was maintained as the Company continued to face a challenging economic environment currently confronting banks that could negatively impact future operating results.    The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when the Company returns to consistent, sustained profitability.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2011		December 31, 2010
Deferred tax assets
Allowance for loan losses		$12,195		$16,599
Nonaccrual loan interest		790		548
Valuation allowance on other real estate owned		5,848		3,641
Net operating loss carryforward		7,474		6,656
Other		923		975
Gross deferred tax assets		27,230		28,419
Valuation allowance		(24,389)		(25,649)
Total net deferred tax assets		2,841		2,770

Deferred tax liabilities
Depreciation		(1,893)		(1,984)
Purchase accounting adjustments		(45)		(113)
Unrealized gain on securities available for sale		(182)		(6)
Prepaid expenses		(407)		(347)
Other		(314)		(320)
Gross deferred tax liabilities		(2,841)		(2,770)

Net deferred tax asset	$	---	$	---

At September 30, 2011, we had federal net operating loss carry forwards of $21.4 million that expire in 2030.

There were no unrecognized tax benefits at September 30, 2011 or December 31, 2010 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company is no longer subject to examination by the Internal Revenue Service for years before 2007.

NOTE 10 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of September 30, 2011, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

At September 30, 2011 and December 31, 2010, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital (to risk weighted assets)
Consolidated	$148,988	12.9%	$92,231	8.0%	N/A	N/A	N/A	N/A
Bank	140,559	12.2	92,220	8.0	$115,275	10.0%	$126,803	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	123,537	10.7	46,115	4.0	N/A	N/A	N/A	N/A
Bank	125,875	10.9	46,110	4.0	69,165	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	123,537	8.1	61,244	4.0	N/A	N/A	N/A	N/A
Bank	125,875	8.2	61,174	4.0	76,467	5.0	122,347	8.0

December 31, 2010
Total capital (to risk weighted assets)
Consolidated	$125,483	9.7%	$104,013	8.0%	N/A	N/A	N/A	N/A
Bank	125,797	9.7	103,970	8.0	$129,963	10.0%	$142,960	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	89,585	6.9	52,007	4.0	N/A	N/A	N/A	N/A
Bank	109,160	8.4	51,985	4.0	77,978	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	89,585	5.8	61,605	4.0	N/A	N/A	N/A	N/A
Bank	109,160	7.1	61,520	4.0	76,901	5.0	123,041	8.0

Approximately $30.9 million and $22.4 million of trust preferred securities outstanding at September 30, 2011 and December 31, 2010, respectively, qualified as Tier 1 capital.  Refer to our 2010 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "adequately capitalized" at September 30, 2011 and December 31, 2010.  The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as "well capitalized" at September 30, 2011.  However, because the Bank is subject to the Consent Order, the Bank cannot be categorized as "well capitalized" regardless of actual capital levels.

The Consent Order also prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators.  The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings.  Under Michigan law, the Bank is also restricted from paying dividends to the Company until its deficit retained earnings has been restored.  The Bank had a retained deficit of approximately $33.4 million at September 30, 2011.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SHAREHOLDERS' EQUITY (Continued)

Additional information about the Consent Order may be found in Note 1 under the heading "Regulatory Developments."

In order to temporarily replenish the Company’s liquidity pending the Company’s planned public offering of common stock, on April 21, 2011, the Company issued and sold a 2% Subordinated Note due 2018 in the aggregate principal amount of $1,000,000 to a director of the Company.  The note had a maturity date of April 30, 2018.  The note holder had a continuing right to convert the note in full into common stock with the stock to be valued at book value and the note to be valued at principal and interest accrued.

On June 7, 2011, the Company closed on a rights offering to existing shareholders, issuing 4,456,186 shares of common stock for $2.30 per share.  On June 29, 2011, the Company closed on its public offering, issuing 4,456,186 shares of common stock for $2.30 per share.  In addition, on June 29, 2011, the director discussed above executed his right to convert the 2% Subordinated Note into 491,830 shares of common stock.  The net proceeds from the offerings and subordinated note conversion were $20.4 million.  The Company contributed $10.0 million to the Bank on June 30, 2011 and held the remaining proceeds at the holding company.

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

At September 30, 2011, we had total assets of $1.52 billion, total loans of $1.08 billion, total deposits of $1.20 billion and shareholders' equity of $93.3 million.  During the third quarter of 2011, we recognized net income of $1.1 million compared to net income of $703,000 in the third quarter of 2010.  This represented our sixth consecutive quarter of profitability following six consecutive quarters of net losses.  As described more fully below, a meaningful reduction in net charge-offs and nonperforming loans led to a negative loan loss provision for the most recent quarter.  For the first nine months of 2011, we recognized net income of $4.7 million compared to a net loss of $18.7 million in the same period of 2010.  In June 2011, we completed a successful shareholder rights offering (with over 25% of existing shareholders exercising their rights) and public offering of our common stock.  The offerings resulted in the issuance of 8,912,372 additional shares common stock at $2.30 per share, netting $19.4 million in offering proceeds.  The conversion of our 2% Subordinated Note due 2018  resulted in the issuance of 491,380 shares of common stock and an additional $1.0 million in capital.  As of September 30, 2011, the Bank’s capital ratios were at levels comfortably exceeding those ordinarily required to be categorized “well capitalized” under applicable regulatory guidelines absent the Consent Order, and above the requirements in our Consent Order.  However, as long as we remain under the Consent Order, we cannot be categorized higher than “adequately capitalized”, regardless of actual capital levels.  As a result, we remained categorized as “adequately capitalized” at September 30, 2011.

The weak local and national economic conditions that persisted over the past few years contributed to the annual operating losses reported by us during 2010, 2009 and 2008.  The losses for these prior periods were largely attributable to loan losses, lost interest on non-performing assets and costs of administering problem assets associated with problem loans and other real estate assets.  We also incurred a non-cash charge of $18.0 million included in federal income tax expense in 2009 associated with a valuation allowance for deferred tax assets and non-cash, after tax impairment charges for goodwill and intangible assets of $27 million in 2008.  There will be no further negative affect on our results of operations associated with deferred tax assets or goodwill, as these assets have been written off or reserved for in their entirety.  Under certain conditions according to accounting standards, as we return to consistent, sustained profitability, the need for the valuation allowance diminishes and it might be possible to reverse the established valuation allowance on our deferred tax assets through earnings.

Our Board of Directors and management remain focused on efforts to work out of our problem loans and assets.  We believe our improved results over the past six quarters reflect the impact of these efforts.  The Bank's Board of Directors has implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles intended to comply with regulatory standards.  Our management team continues to execute these disciplined business and banking procedures and policies intended to limit future losses, preserve capital and improve operational efficiencies.

We have also worked closely with our regulators at the FRB and the Bank's regulators at the FDIC and the OFIR to put in place improved controls and procedures.  On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank.  The Company also entered into a Written Agreement with the FRB with an effective date of July 23, 2010.  As of September 30, 2011, we believe that the Bank was in compliance in all material respects with all of the provisions of the Consent Order.  As of the same date, we believe that the Company was in compliance in all material respects with all of the provisions of the Written Agreement.  See Note 1 to the Consolidated Financial Statements for more information.

Index

Additional information further describing changes in our business, including those in response to the Consent Order and the Written Agreement, are described in detail in our 2010 Form 10-K.

RESULTS OF OPERATIONS

Summary:  Net income available to common shares for the quarter ended September 30, 2011 was $1.1 million, compared to net income of $703,000 in the third quarter 2010.  Net income per common share on a diluted basis was $0.04 for both the third quarter of 2011 and the third quarter of 2010.  Net income available to common shares for the nine months ended September 30, 2011 was $4.7 million compared to a net loss of $18.7 million for the same period in the prior year.  Net income per common share was $0.22 for the nine months ended September 30, 2011 compared to a net loss per common share of $1.06 for the same period in 2010.

The improvement in earnings in the third quarter of 2011 is a continuation of improvement in the past several quarters, led by a significantly lower level of net chargeoffs from $4.6 million in the third quarter of 2010 to $1.4 million in the third quarter of 2011.  This, coupled with a decline in non-performing and impaired loan levels, resulted in a decrease of $1.8 million in the provision for loan losses.  The provision for loan losses was a negative $1.3 million for the three month period ended September 30, 2011 compared to $550,000 for the same period in 2010.   The improvement is even more dramatic when comparing the year to date periods given the substantial losses incurred in the first quarter of 2010.  For the nine months ended September 30, 2011, we recognized $7.9 million in net chargeoffs, compared to $24.5 million for the same period in 2010.  As a result, the provision for loan losses decreased substantially from $22.1 million for the first nine months of 2010 compared to a negative $4.7 million for the same period in 2011.

Operating results in recent periods have been significantly impacted by the expense associated with problem loans and nonperforming assets.  Apart from the provision for loan losses, expenses associated with nonperforming assets (including administration costs and losses) were $4.5 million for the third quarter of 2011 compared to $3.2 million for the third quarter of 2010.  Elevated levels of expenses associated with nonperforming assets during the most recent quarter and the first nine months of 2011 were in large part attributable to write downs on other real estate owned.  For the first nine months of 2011, such expenses totaled $12.7 million for 2011, compared to $11.2 million for 2010.  Lost interest from elevated levels of nonperforming assets was approximately $1.6 million and $7.7 million, respectively, for the three and nine months ended September 30, 2011 compared to $2.3 million and $7.6 million, respectively, for the three and nine months ended September 30, 2010.  Each of these items is discussed more fully below.

Net Interest Income:  Net interest income totaled $11.5 million for the third quarter of 2011 compared to $12.4 million for the third quarter of 2010.  For the first nine months of 2011, net interest income totaled $34.9 million, compared to $38.3 million for the same period in 2010.

The decrease in net interest income in the third quarter of 2011 was due primarily to a $127.3 million reduction in our average interest earning assets as a result of our focus on reducing credit exposure within certain segments of our loan portfolio, liquidity improvement and capital preservation.  The net interest margin was 3.25% for the third quarter of 2011 compared to 3.22% for the third quarter of 2010.  Average interest earning assets decreased from $1.52 billion for the third quarter of 2010 to $1.39 billion for the same period in 2011.  Our average yield on earning assets for the third quarter of 2011 declined 56 basis points from 4.78% to 4.22%.  Margin improvement for the most recent quarter was driven by a significant reduction in the average cost of interest bearing liabilities, which more than offset the effect of the decline in yield on earning assets.

Average interest earning assets decreased from $1.57 billion for the first nine months of 2010 to $1.40 billion for the same period in 2011.  This decrease was partially offset by improvement in net interest margin of 5 basis points, primarily driven by a 68 basis points decline in the average cost of interest bearing liabilities as we continued to payoff brokered deposits and wholesale funding at maturity.  Our average yield on earning assets for the first nine months of 2011 declined 62 basis points in comparison to the same period in 2010.

The declines in yields on interest earning assets for the three and nine month periods ended September 30, 2011 were from decreases in the yield on our residential and consumer loan portfolios, which have repriced in the generally lower rate environment during this period.  Our margin has been negatively impacted by our decision to hold significant balances in liquid and short-term investments during the past two years.  As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

Index

The cost of funds decreased 61 basis points to 1.20% in the third quarter of 2011 from 1.81% in the same period in 2010. Our cost of funds decreased 68 basis points to 1.30% for the first nine months of 2011 compared to 1.98% for the same period in 2010.  A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds.  Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

The following table shows an analysis of net interest margin for the three month periods ended September 30, 2011 and 2010.

	For the three months ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$29,769	156	2.09%	$20,079	$20	0.41%
Tax-exempt securities (1)	1,165	10	5.70%	83	1	6.16%
Loans (2)	1,090,465	14,498	5.22%	1,325,043	18,227	5.41%
Federal Home Loan Bank stock	11,236	73	2.56%	12,275	46	1.46%
Federal funds sold and other short-term investments	255,601	163	0.25%	158,021	150	0.38%
Total interest earning assets (1)	1,388,236	14,900	4.22%	1,515,501	18,444	4.78%

Noninterest earning assets:
Cash and due from banks	24,912			25,495
Other	118,547			93,253

Total assets	$1,531,695			$1,634,249

Liabilities
Deposits:
Interest bearing demand	$185,619	106	0.22%	$220,182	146	0.26%
Savings and money market accounts	360,263	488	0.54%	310,262	450	0.58%
Time deposits	352,339	1,510	1.70%	518,062	3,428	2.63%
Borrowings:
Other borrowed funds	175,355	944	2.10%	222,490	1,622	2.85%
Long-term debt	41,238	351	3.34%	41,238	361	3.42%
Total interest bearing liabilities	1,114,814	3,399	1.20%	1,312,234	6,007	1.81%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	316,916			248,992
Other noninterest bearing liabilities	6,875			6,163
Shareholders' equity	93,090			66,860

Total liabilities and shareholders' equity	$1,531,695			$1,634,249

Net interest income		$11,501			$12,437

Net interest spread (1)			3.02%			2.97%
Net interest margin (1)			3.25%			3.22%
Ratio of average interest earning assets to average interest bearing liabilities	124.53%			115.49%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $39.9 million and $94.4 million for the three months ended September 30, 2011 and 2010.

Index

The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2011 and 2010.

	For the nine months ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$19,462	267	1.83%	$43,578	$1,020	3.12%
Tax-exempt securities (1)	425	11	5.70%	24,221	774	6.56%
Loans (2)	1,137,818	45,274	5.26%	1,402,711	56,674	5.34%
Federal Home Loan Bank stock	11,641	223	2.53%	12,275	168	1.81%
Federal funds sold and other short-term investments	230,936	468	0.27%	90,057	283	0.42%
Total interest earning assets (1)	1,400,282	46,243	4.37%	1,572,842	58,919	4.99%

Noninterest earning assets:
Cash and due from banks	23,127			24,702
Other	113,461			103,847

Total assets	$1,536,870			$1,701,391

Liabilities
Deposits:
Interest bearing demand	$183,208	317	0.23%	$230,188	565	0.33%
Savings and money market accounts	367,965	1,558	0.57%	321,020	1,389	0.58%
Time deposits	388,904	5,557	1.91%	557,462	12,169	2.92%
Borrowings:
Other borrowed funds	178,611	2,886	2.13%	236,758	5,491	3.06%
Long-term debt	41,238	1,044	3.34%	41,238	1,022	3.27%
Total interest bearing liabilities	1,159,926	11,362	1.30%	1,386,666	20,636	1.98%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	291,583			235,454
Other noninterest bearing liabilities	7,083			6,576
Shareholders' equity	78,278			72,695

Total liabilities and shareholders' equity	$1,536,870			$1,701,391

Net interest income		$34,881			$38,283

Net interest spread (1)			3.06%			3.01%
Net interest margin (1)			3.29%			3.24%
Ratio of average interest earning assets to average interest bearing liabilities	120.72%			113.43%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $56.0 million and $93.2 million for the nine months ended September 30, 2011 and 2010.

Index

Provision for Loan Losses:  The provision for loan losses for the third quarter of 2011 was a negative $1.3 million compared to $550,000 for the third quarter of 2010.  The reduction in the provision for loan losses was primarily associated with a significant decline in net charge-offs and a reduction in the balance and required reserves on nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio.  The provision for loan losses for the first nine months of 2011 was a negative $4.7 million compared to $22.1 million for the same period in 2010.

Net charge-offs were $1.4 million for the third quarter of 2011 compared to $4.6 million for the third quarter of 2010.  Most of the charge-offs taken during the third quarter of 2011 were from impaired loans with previously established reserves.  The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans.  The pace of the value decline, however, has been slowing, translating into a decline in charge-offs.    For the nine month period, the decrease is even more dramatic with net charge-offs totaling $7.9 million in the nine month period ended September 30, 2011 compared to $24.5 million for the same period in 2010.  We are also experiencing positive results from our collection efforts with recoveries increasing in both the three and nine month periods ended September 30, 2011.  Recoveries increased from $469,000 for the third quarter of 2010 to $2.3 million for the same period in 2011.  Recoveries increased from $1.7 million in the first nine months of 2010 to $4.4 million in the same period of 2011.

We have also experienced a decline in the pace of commercial loans migrating to a lower loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed under the heading "Allowance for Loan Losses" below.  In addition to experiencing fewer downgrades of credits, we are beginning to see an increase in the quality of some credits resulting in an improved loan grade.  Over the past four quarters, we have experienced improvements in our weighted average loan grade.  We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the provision for loan losses in 2011.

The amounts of loan loss provision in both the most recent and comparable prior year periods were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance.  The sustained lower level of quarterly net charge-offs over the past several quarters had a significant effect on the historical loss component of our methodology.  More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading "Allowance for Loan Losses" below.

Noninterest Income:  Noninterest income for the three month period ended September 30, 2011 increased to $3.9 million from $3.7 million for the same period in 2010 primarily due to an increase in net gains on mortgage loans.  Noninterest income for the nine month period ended September 30, 2011 decreased to $11.2 million from $13.5 million for the same period in 2010.  The nine month period ended September 30, 2010 was significantly impacted by the gain on sale of investment securities as discussed further below.  The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Service charges and fees on deposit accounts	$889	$1,097	$2,806	$3,225
Net gains on mortgage loans	697	345	1,393	925
Trust fees	644	695	1,915	2,382
Gain on sale of securities	---	---	---	2,715
ATM and debit card fees	1,013	962	2,958	2,762
Bank owned life insurance income	245	174	711	453
Investment services fees	157	151	644	452
Other income	282	302	794	602
Total noninterest income	$3,927	$3,726	$11,221	$13,516

The largest item impacting comparability between the periods is the $2.7 million gain on sale of securities recognized in the second quarter of 2010.  During the second quarter of 2010, we completed the disposition of nearly all of the municipal, corporate and U.S. agency securities in our available-for-sale investment portfolio through sales in the open market.  These sales were executed as part of our strategy to increase regulatory capital ratios, with the majority of the proceeds invested in liquid short-term investments.  During 2011, we have begun to rebuild our investment portfolio, with the balance increasing from $9.2 million at December 31, 2010 to $42.0 million at September 30, 2011.

Index

Service charges on deposit accounts decreased for both the three and nine month periods ended September 30, 2011 as a result of declines in overdraft fee income, consistent with banking industry trends.  We recognized increases in gains on sales of mortgage loans for the third quarter and for the first nine months of 2011, due in part to increased focus on growth in our residential mortgage loan origination volume and the addition of experienced mortgage professionals over the past few quarters to our lending team.  The low interest rate environment has also contributed significantly to this increase in sales volume.  Trust income is down for both the three and nine month periods ended September 30, 2011 due primarily to a decline in trust asset balances and market conditions.  Income from ATM and debit card fees was up for both the most recent quarter and the first nine months of 2011 due to increased volume of activity during 2011.  Income from bank owned life insurance increased $71,000 and $258,000, respectively, for the three and nine month periods ended September 30, 2011, as the underlying investments performed better in 2011 than in 2010.

Noninterest Expense:  Noninterest expense increased to $15.6 million for the three month period and decreased to $46.1 million for the nine month period ended September 30, 2011,  from $14.9 million and $47.1 million, respectively, for the same periods in 2010.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Salaries and benefits	$5,668	$5,546	$16,615	$16,550
Occupancy of premises	961	1,026	2,961	3,067
Furniture and equipment	812	854	2,458	2,723
Legal and professional	187	343	779	1,503
Marketing and promotion	228	214	677	643
Data processing	314	272	952	946
FDIC assessment	842	1,232	2,660	3,682
ATM and debit card processing	337	275	918	850
Bond and D&O insurance	379	556	1,136	1,658
Administration and disposition of problem assets	4,485	3,220	12,660	11,219
Outside services	412	461	1,238	1,433
Other noninterest expense	1,001	911	3,005	2,851
Total noninterest expense	$15,626	$14,910	$46,059	$47,125

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations in response to prolonged economic weakness.  However, our largest component of noninterest expense, salaries and benefits, increased in the third quarter of 2011 by $122,000 from the third quarter of 2010 and by $65,000 for the nine month period ended September 30, 2011 compared to the same period in 2010.  We had 396 full-time equivalent employees at September 30, 2011 compared to 387 at September 30, 2010.  Over the past several quarters, we hired personnel in our risk management functions, including our Special Assets, Credit Administration and Loan Review departments, as we continue to focus on improvement in our lending discipline and loan risk management practices.  In addition, we have hired additional personnel in our retail lending group as we increase our focus on consumer lending.  We continue to evaluate our personnel needs as our size and complexity changes.

The next largest noninterest expense for was our cost related to administration and disposition of problem assets.  Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

Index

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Legal and professional – nonperforming assets	$583	$669	$1,953	$1,959
Repossessed and foreclosed property administration	1,358	1,133	3,550	3,327
Losses on repossessed and foreclosed properties	2,544	1,418	7,157	5,933
Total	$4,485	$3,220	$12,660	$11,219

Losses on repossessed assets and foreclosed properties increased for the three and nine month periods ended September 30, 2011 from the same periods in 2010.  However, during the nine month period ended September 30, 2011, we realized a net gain of $1.2 million on sales of other real estate owned property, compared to net losses of $167,000 for the same period in 2010.  The overall level of losses on repossessed and foreclosed properties remains elevated due to the level of other real estate owned.

Costs associated with administration and disposition of problem assets remained elevated.  Within the third quarter of 2011, the resolution of two large loan relationships occurred which had been causing significant legal expenses.  As loans like these work through the collection process to resolution or foreclosure these costs tend to increase.  As our level of problem loans and other real estate owned decreases, we believe we will experience meaningful reductions in these costs.

We experienced a reduction in legal and professional expense not related to nonperforming assets of $156,000 and $724,000, respectively, for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010.  The first quarter of 2010 included legal fees for consultation related to the Consent Order, the material weakness reported in our 2009 Form 10-K and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel.  Also, legal fees during the 2010 period included increased costs associated with an SEC investigation.  By letter dated May 23, 2011, the Commission advised us that the investigation had been completed and that no enforcement action had been recommended to the Commission.  We anticipate continued reductions in legal and professional expenses during the remainder of 2011.

FDIC assessments decreased by $390,000 to $842,000 for the third quarter of 2011 compared to $1.2 million for the third quarter of 2010 as a result of our reduced level of deposits and changes to the assessment base implemented by the FDIC. For the nine months ended September 30, 2011, FDIC assessments decreased $1.0 million in comparison to the same period in 2010.

When excluding FDIC assessments and problem asset costs, non-interest expense would have been approximately $10.3 million for the three month period ended September 30, 2011, down $159,000 from $10.5 million for the same period of 2010, and $30.7 million for the nine month period ended September 30, 2011, down $1.5 million from $32.2 million for the same period in 2010.

Federal Income Tax Expense/Benefit:  We recorded no federal income tax expense for the three and nine month periods ended September 30, 2011. We recorded federal income tax expense of $1.3 million for the nine month period ended September 30, 2010 related to a reclassification of other comprehensive income for gains recognized in earnings associated with the sale of investment securities. Since June 30, 2009, we have concluded that a full valuation allowance must be maintained for all of our net deferred tax assets based primarily on our net operating losses and the continued challenging environment confronting banks that could negatively impact future operating results.  Under certain conditions according to accounting standards, the valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when we return to consistent, sustained profitability.  The third quarter of 2011 represents our sixth consecutive quarter of profitability.

Index

FINANCIAL CONDITION

Summary:  Due to the Consent Order and the continuing weak economic conditions, we have been focused on reducing our loan portfolio, including reducing exposure in higher loan concentration types, to improve our financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.  We have experienced positive results in each of these areas over the past six quarters.

Total assets were $1.52 billion at September 30, 2011, a decrease of $62.2 million from $1.58 billion at December 31, 2010.  The decrease reflected declines of $134.7 million in our loan portfolio, partially offset by an increase of $15.8 million in short-term investments and $32.9 million in securities available for sale.  The decline in assets was primarily offset by a decline in deposits of $71.1 million, including a $44.5 million reduction in deposits generated through brokers.

Federal Funds Sold and Other Short Term Investments:  The increase in federal funds sold and other short-term investments to $230.7 million at September 30, 2011 was primarily the result of a reduction in the Bank's loan portfolio. We expect these balances to decrease in the fourth quarter of 2011 as we continue to rebuild our investment portfolio.

Securities Available for Sale:  Securities available for sale were $42.0 million at September 30, 2011 compared to $9.1 million at December 31, 2010.  We began rebuilding our investment portfolio during the second quarter of 2011.  The balance at September 30, 2011 primarily consisted of U.S. agency securities and various municipal investments.  We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio to continue our diversification of asset quality throughout the remainder of 2011.

Portfolio Loans and Asset Quality:  Total portfolio loans declined by $134.7 million to $1.08 billion at September 30, 2011 compared to $1.22 billion at December 31, 2010.   During the first nine months of 2011, our commercial, residential mortgage and consumer loan portfolios decreased by $114.3 million, $907,000 and $19.5 million, respectively.

While we experienced a decline in the residential mortgage loan portfolio from December 31, 2010 to September 30, 2011, we saw an increase in the volume of residential mortgage loans originated for sale in the first nine months of 2011 compared to the same period in 2010.  Residential mortgage loans originated for sale were $59.3 million in the first nine months of 2011 compared to $56.1 million for the same period in 2010.  This increase was primarily due to market conditions and our focus on increasing our residential mortgage lending volume.  Going forward, we expect to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans)  in an effort to stabilize the recent decreases we have experienced in the residential mortgage loan portfolio.

The decline in the commercial loan portfolio balances in recent quarters reflected the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets.  We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality.  We expect continued shrinkage, though at a slower pace, in our real estate development portfolios as we continue to diversify our credit exposure.

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 76% of the total loan portfolio at both September 30, 2011 and December 31, 2010, respectively.  Residential mortgage and consumer loans comprised approximately 12% and 12%, respectively, of total loans at both September 30, 2011 and December 31, 2010.

Index

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):

	September 30, 2011	December 31, 2010
Commercial real estate:(1)
Residential developed	$40,073	$46,835
Unsecured to residential developers	2,588	7,631
Vacant and unimproved	70,075	71,528
Commercial development	5,326	8,952
Residential improved	84,331	96,784
Commercial improved	318,333	355,899
Manufacturing and industrial	77,226	81,560
Total commercial real estate loans	597,952	669,189
Commercial and industrial	221,619	264,679

Total commercial loans	$819,571	$933,868

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 73% of the commercial loan portfolio at September 30, 2011 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties.  In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development.  Improved loans are generally secured by properties that are under construction or completed and placed in use.  Development loans are secured by properties that are in the process of development or fully developed.  Vacant land loans are secured by raw land for which development has not yet begun and agricultural loans.

Total commercial real estate loans declined $71.2 million since December 31, 2010 as we continued to focus on reducing our real estate loan concentrations and balances.  Commercial loans secured by residential real estate, the portfolio that has created the majority of stress within our loan portfolio, declined $19.0 million.  The balance of loans secured by nonresidential real estate declined $52.2 million since December 31, 2010.  We expect continued reductions, though at a slower pace through the remainder of 2011, in our commercial real estate loan portfolio.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets.  At September 30, 2011, nonperforming assets totaled $101.5 million compared to $133.4 million at December 31, 2010.  The relative level of new loans moving to a nonperforming status has declined as our efforts to proactively address credit risks have taken hold.  During 2010, we completed an independent re-evaluation of our commercial loan portfolio.  Significant progress has been made to accelerate workout strategies with problem assets, leading to several properties moving to other real estate owned, which increased by $8.5 million since December 31, 2010.  Based on the amount of loans currently in their redemption period ($1.1 million), we expect reduced levels of loans moving into other real estate owned in the fourth quarter of 2011.  Proceeds from sales of foreclosed properties were $16.4 million in the first nine months of 2011 resulting in a net gain of $1.2 million.  This is an increase from the volume of sales in the first nine months of 2010, when we experienced proceeds of $13.5 million and realized a net loss of $167,000.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing.  As of September 30, 2011, nonperforming loans totaled $35.0 million, or 3.24% of total portfolio loans, compared to $75.4 million, or 6.19% of total portfolio loans, at December 31, 2010.

Index

Loans for development or sale of 1-4 family residential properties comprised the largest portion of non-performing loans.  They were approximately $13.3 million, or 38.0% of total non-performing loans, at September 30, 2011 compared to $22.1 million, or 29.3% of total non-performing loans, at December 31, 2010.  The remaining balance of non-performing loans at September 30, 2011 consisted of $9.8 million of commercial real estate loans secured by various types of non-residential real estate, $9.9 million of commercial and industrial loans, and $2.0 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans.  Foreclosed assets totaled $66.5 million at September 30, 2011 compared to $58.0 million at December 31, 2010.  Of this balance, there were 135 commercial real estate loan properties totaling approximately $60.2 million. The remaining balance was comprised of 75 residential properties totaling approximately $6.3 million.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach.  Updated property valuations are obtained at least annually on all foreclosed assets to ensure proper carrying values are maintained.

At September 30, 2011, our foreclosed asset portfolio had a weighted average age held in portfolio of 431 days.  Below is a breakout of our foreclosed asset portfolio at September 30, 2011 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Property type	Carrying Value at September 30, 2011	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$4,761	14.65%	35.06%
Residential Lot	1,524	30.31%	59.27%
Multi-Family	195	1.85%	39.94%
Vacant Land	7,414	28.35%	44.94%
Residential Development	22,085	26.59%	57.98%
Commercial Office	6,993	17.73%	50.77%
Commercial Industrial	2,230	10.35%	34.49%
Commercial Improved	21,282	4.52%	24.15%
	$66,484	17.77%	45.26%

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2011	December 31, 2010
Nonaccrual loans	$33,275	$74,761
Loans 90 days past due and still accruing	1,751	600
Total nonperforming loans (NPLs)	35,026	75,361
Foreclosed assets	66,484	57,984
Repossessed assets	26	50
Total nonperforming assets (NPAs)	101,536	133,395
Accruing restructured loans (ARLs) (1)	46,982	25,395
Total NPAs and ARLs	$148,518	$158,790

NPLs to total loans	3.24%	6.19%
NPAs to total assets	6.70%	8.45%

(1)
Comprised of approximately $32.4 million and $12.1 million of commercial loans and $14.6 million and $13.3 million of consumer loans whose terms have been restructured at September 30, 2011 and December 31, 2010, respectively.  Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Index

Allowance for loan losses:  The allowance for loan losses at September 30, 2011 was $34.8 million, a decrease of $12.6 million, compared to $47.4 million at December 31, 2010.  The balance of the allowance for loan losses represented 3.22% of total portfolio loans compared to 3.90% of total portfolio loans at December 31, 2010.  While this ratio decreased, the allowance to nonperforming loan coverage ratio increased significantly from 62.93% at December 31, 2010 to 99.47% at September 30, 2011.

The continued reduction in net charge-offs over the past several quarters had a significant effect on the historical loss component of our allowance for loan loss computation as did the improvements in our credit quality metrics.  The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011	Quarter Ended December 31, 2010	Quarter Ended September 30, 2010

Commercial loans	$819.6	$836.6	$886.4	$933.9	$973.6
Nonperforming loans	35.0	40.4	56.1	75.4	84.4
Other real estate owned and repo assets	66.5	65.4	65.0	58.0	54.1
Total nonperforming assets	101.5	105.9	121.1	133.4	138.6
Net charge-offs	1.4	2.9	3.6	5.2	4.6
Total delinquencies	20.77	30.42	41.22	55.7	81.1

Nonperforming loans have continually declined since the first quarter of 2010 to $35.0 million at September 30, 2011, which was our lowest level of nonperforming loans since the second quarter of 2007.  As discussed earlier, our net charge-offs for the third quarter 2011 were $1.4 million, down from the second and first quarters of 2011 when we incurred $2.9 million and $3.6 million, respectively.  Net charge-offs during the most recent quarter were at their lowest level since the second quarter of 2007.  Perhaps even more importantly, our total delinquencies have continued to decline, from $124.8 million at March 31, 2010 to just $20.7 million at September 30, 2011.

As discussed earlier, the sustained reduced level of quarterly net charge-offs have a significant effect on our 18 month historical loss ratios, which are the base for our allowance for loan loss computation.  The change in the 18 month historical loss ratios from December 31, 2010 to September 30, 2011 reduced the historical loss allocations in our allowance computation by $6.1 million.

These factors all provide for a reduction in our provision for loan losses.  The provision for loan losses decreased $1.8 million to a negative $1.3 million for the three months ended September 30, 2011 compared to $550,000 for the same period of 2010.  For the first nine month periods, the provision decreased $26.8 million from $22.1 million in 2010 to a negative $4.7 million in 2011.  Net charge-offs were $1.4 million and $7.9 million, respectively, for the three and nine months ended September 30, 2011 compared to $4.6 million and $24.5 million, respectively, for the same periods in 2010.  The ratio of net charge-offs to average loans was 0.51% on an annualized basis for the third quarter of 2011 compared to 1.01% in the second quarter of 2011, 1.23% for the first quarter of 2011, 1.66% for the fourth quarter of 2010, 1.41% for the third quarter of 2010, 1.79% for the second quarter of 2010 and 3.68% for the first quarter of 2010.

We are encouraged by the reduced level of charge-offs over recent quarters.  We do, however, recognize that future chargeoffs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.  We believe we have seen some stabilization in the pace of decline in economic conditions and real estate markets.  However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our non-performing and impaired loans to acceptable levels.

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

Index

Overall, impaired loans decreased to $85.0 million at September 30, 2011, from $92.2 million at December 31, 2010.  Included in impaired loans at September 30, 2011 are $8.2 million of performing loans that renewed at their existing contractual rates.  Under new accounting guidance applicable beginning with the third quarter of 2011 (ASU 2011-02), because these loans were graded substandard and the contractual rates were less than market rates for similar loans, these loan renewals are considered troubled debt restructurings, and thus are impaired at September 30, 2011.  The specific allowance for impaired loans increased $1.7 million to $9.1 million, or 10.7% of total impaired loans, at September 30, 2011 compared to $7.4 million, or 8.0% of total impaired loans, at December 31, 2010.  The decrease in impaired loans was primarily attributable to  migration to other real estate owned, loan payoffs and of upgrades more than offsetting new loans moving into an impaired status.  As previously discussed under the heading "Portfolio Loans and Asset Quality", this decline was consistent with a relative decline in the level of loans moving to a nonperforming status.  Charge-offs totaling $8.7 million had previously been taken on these impaired loans, bringing the balance to $76.8 million as of September 30, 2011.  Combined with the $8.2 million of specific reserves at September 30, 2011, these loans have been written down 22.0%.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month actual net chargeoff history as the base for our computation.  The 18 month period ended September 30, 2011 reflected a sizeable decrease in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods.  Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general commercial loan allowance decreased to $23.3 million at September 30, 2011 compared to $35.1 million at December 31, 2010.  This resulted in a general reserve percentage allocated at September 30, 2011 of 3.07% of commercial loans, a decrease from 4.10% at December 31, 2010.   The qualitative component of our allowance allocated to commercial loans continues to increase from $14.7 million at December 31, 2010 to $16.4 million at September 30, 2011 to partially offset the impact of reduction in the historical loss rate as overall nonperforming loans remained elevated.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.3 million at September 30, 2011 compared to $5.0 million at December 31, 2010.  The decrease was related to significant improvements in delinquencies in both residential mortgage and consumer loan portfolios.

The allowance allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

Although we believe our allowance for loan losses captured the losses that were probable in our portfolio as of September 30, 2011, there can be no assurance that all losses were identified or that the amount of the allowance was sufficient.

Index

Deposits and Other Borrowings:  Because of the decline in assets during the first nine months of 2011, we were able to continue to reduce our level of higher cost deposits. Total deposits decreased $76.1 million to $1.20 billion at September 30, 2011 compared to $1.28 billion at December 31, 2010.  The decline was primarily due to a $44.5 million decrease in brokered deposits and a $69.5 million decrease in local certificates of deposit, offset partially by increases in other local deposits types.  At September 30, 2011, there were $3.7 million in brokered deposits and all of these deposits will mature in the fourth quarter of 2011.

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

Other borrowed funds, consisting of Federal Home Loan Bank advances, decreased $11.7 million during the first nine months of 2011 as a result of scheduled maturities, partially offset by new borrowings at lower interest rates.  As discussed in Note 7 of the Consolidated Financial Statements, during the third quarter of 2011, we modified the terms of six of our FHLB advances, resulting in the lengthening of the maturity from 1.49 years to 4.76 years and reducing the weighted average rate on those advances from 1.93% to 1.72%.  This transaction was executed to provide an interest rate maturity distribution to match with our strategy of holding more long term fixed rate residential mortgages in our loan portfolio.

CAPITAL RESOURCES

Total shareholders' equity of $93.3 million at September 30, 2011 increased $25.5 million from $67.8 million at December 31, 2010.  The increase was primarily a result of the successful completion of our shareholder rights offering and public offering of common stock which were completed in June 2011.  The offerings resulted in the issuance of 8,912,372 shares of common stock and net proceeds of $19.4 million.  The conversion of our 2% Subordinated Note due 2018 resulted in the issuance of 491,380 shares of common stock, adding $1.0 million to shareholders’ equity. Also positively impacting total shareholders’ equity was the $4.7 million of net income earned in the first nine months of 2011.

Our regulatory capital ratios improved again in the third quarter of 2011.  The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	Sept 30, 2011	June 30, 2011	March 31, 2011	Dec 31, 2010	Sept 30, 2010	June 30, 2010	March 31, 2010

Total capital to risk weighted assets	12.9%	12.7%	10.3%	9.7%	9.3%	8.8%	8.3%

Tier 1 capital to average assets	8.1%	8.1%	5.8%	5.8%	5.4%	5.3%	4.8%

Approximately $30.9 million of the $40.0 million of trust preferred securities outstanding at September 30, 2011 qualified as Tier 1 capital.  The remaining $9.1 million qualified as Tier II capital, a component of total risk-based capital.  The ratios have increased each quarter since March 31, 2010 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.  The reductions of risk weighted assets and the positive earnings in these quarters helped us limit the amount of capital raise necessary to comply with the Consent Order.

Index

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

The Bank was categorized as "adequately capitalized" at September 30, 2011.  The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as “well capitalized’ at September 30, 2011.  However, because the Bank is subject to the Consent Order, the Bank cannot be categorized as “well capitalized” regardless of its actual capital levels.  Under the Consent Order, the Bank is required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  At September 30, 2011, the Bank was in compliance with each of these capital ratios.

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

The Bank continued to make significant progress during 2010 and 2011 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on maintaining a non-core funding dependency ratio below its peer group average.  During 2010, we reduced our brokered deposits by $158.4 million and other borrowed funds by $92.7 million. In the first nine months of 2011, brokered deposits declined another $44.5 million and other borrowed funds declined by $11.7 million.  Since December 31, 2008, we have reduced our brokered deposits by $334.1 million.  At September 30, 2011, there were $3.7 million of brokered deposits and all of these deposits will mature in the fourth quarter 2011.

The Bank also held $230.7 million of short-term investments and had available borrowing capacity from correspondent banks of approximately $94.1 million as of September 30, 2011 to provide additional liquidity as needed.

Index

Liquidity of Holding Company:  The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored.  At September 30, 2011, the retained earnings deficit of the Bank was approximately $33.4 million.  Throughout 2009, 2010 and the first nine months of 2011, the Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders.  Under the Consent Order and the Written Agreement, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010 and the nine months of 2011 until further action is taken by the Board of Directors.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010 and the first nine months of 2011, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 21 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

As discussed earlier, on June 7, 2011, the Company closed its shareholder rights offering, resulting in the issuance of 4,456,186 shares of common stock.  On June 29, 2011, the Company closed its public offering, resulting in the issuance of 4,456,186 shares of common stock.  These offerings resulted in net proceeds of $19.4 million.  The conversion of our 2% Subordinated Note due 2018 into 491,830 shares of common stock provided another $1.0 million in proceeds. The Company contributed $10.0 million of the proceeds to the Bank and retained the remaining $10.4 million at the holding company level.  The Company believes it has sufficient liquidity to meet its cash flow requirements for the remainder of 2011.

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

Index

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2011, we had gross deferred tax assets of $27.2 million, gross deferred tax liabilities of $2.8 million and a valuation allowance of $24.4 million for the entire amount of net deferred tax assets.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Based upon a number of factors, including our net operating loss in recent years and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded that we needed to continue to maintain a valuation allowance during the third quarter of 2011 for our net deferred tax assets. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established.

Item 4:  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2011, the end of the period covered by this report.

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

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which we or any of our subsidiaries are a party or of which any of our properties are the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Index

Item 6.  Exhibits.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on April 28, 2011 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

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
Jon W. Swets
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: October 27, 2011

Index

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Incorporation. Previously filed with the Commission on April 28, 2011 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

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