Form 10-K
period 2011-12-31
MACATAWA BANK CORP
filed 2012-03-07
CIK 1053584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2011, was $69,561,481 based on the closing sale price of $2.77 as reported on the Nasdaq Stock Market.  There were 27,082,823 outstanding shares of the Company's common stock as of February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation.  Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "encouraged", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "ensure", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in our credit quality metrics, future capital levels, future charge-off levels, future amounts of provision for loan losses, real estate valuation, future levels of non-performing assets and costs associated with administration and disposition of non-performing assets, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, future trust service income levels, future FDIC assessment levels, the effects on earnings of changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking.  All statements with references to future time periods are forward-looking.  All of the information concerning interest rate sensitivity is forward-looking.  Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current level of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, maintain mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extend, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report.  These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

ITEM 1:                      Business.

As used in this report, the terms "we," "us," "our” and “Company” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.  The term "Bank" means Macatawa Bank.

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

At December 31, 2011, we had total assets of $1.51 billion, total loans of $1.07 billion, total deposits of $1.22 billion and shareholders’ equity of $94.4 million.  We recognized net income of $5.8 million in 2011, a substantial improvement over the prior two years, and we experienced our seventh consecutive quarter of net income to end 2011. During 2011, 2010 and 2009, our interest income accounted for approximately 80%, 81% and 85%, respectively, of our operating revenues and our non-interest income accounted for approximately 20%, 19% and 15%, respectively, of our operating revenues. For additional information about our financial condition and results of operations, see our consolidated financial statements and related notes included in this report.

In response to our losses during 2008, 2009 and the first quarter of 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.  In addition, the Board of Directors added experienced members to provide further oversight and guidance.  These and other efforts were reflected in our results of operations for 2011 and 2010 with lower levels of charge-offs and provision for loan losses, reductions in operating expenses and reduction in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million and contributed $10.0 million of the proceeds from the stock offering to the Bank retaining the remaining $10.3 million at the holding company.  As of December 31, 2011, the Company’s and the Bank’s regulatory capital ratios were the highest they have been since December 31, 1999.

Also within the past two years, much progress has been made at reducing our non-performing assets.  The following table reflects period end balances of these non-performing assets as well as total loan delinquencies.

(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009

Non-performing loans	$28,946	$75,361	$103,885
Other repossessed assets	---	50	124
Other real estate owned	66,438	57,984	37,184
Total non-performing assets	$95,384	$133,395	$141,193

Total loan delinquencies 30 days or greater past due	$13,138	$55,748	$116,971

Earnings have been severely impacted by high costs associated with administration and disposition of non-performing assets.  These costs, including losses on repossessed and foreclosed properties, were $15.6 million and $15.4 million for the years ended December 31, 2011 and 2010, respectively.  Going forward, as further reductions in non-performing assets are accomplished, we expect the costs associated with these assets to also decline thereby allowing for improved earnings in future periods.

Our earnings in 2011 were favorably impacted by negative provision for loan losses of $4.7 million.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", this was a result of the decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2012. The following table reflects the provision for loan losses for the past two years along with certain metrics that impact the determination of the level of the provision for loan losses.

(Dollars in thousands)	For The Year Ended December 31
	2011	2010

Provision for loan losses	$(4,700)	$22,460
Net charge-offs	11,085	29,657
Net charge-offs to average loans	.99%	2.18%
Nonperforming loans to total loans	2.70%	6.19%
Loans transferred to ORE to average loans	3.42%	3.32%
Troubled debt restructurings (“TDRs”) to average loans	5.15%	1.91%

The State of Michigan entered into a recession earlier than the rest of the country and has experienced heavy job loss as a result of the concentration the state has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results has been profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during 2011, with the State of Michigan being identified in a Bloomberg Economic Evaluation of States as having the second fastest pace of recovery in the U.S., second only to North Dakota.  The state’s unemployment rate at the end of 2011 was 9.3%, no longer the highest in the country and down dramatically from 15.2% in June 2009.  The Holland area unemployment was 6.5%, and the Grand Rapids area unemployment was 6.5% at the end of 2011.  Residential housing values and commercial real estate property values decreased significantly over the past few years, but have shown recent signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area is beginning to show signs of stabilization.  Based on U.S. Census data, housing building permits in the Grand Rapids-Wyoming metropolitan area were up approximately 7.65% in 2010 compared to 2009.  In the Holland-Grand Haven metropolitan area, housing building permits were up approximately 9.21% in 2010 compared to 2009.

Over the past two years, we have reduced our balance of loans outstanding, diversified our commercial loan portfolio, reduced concentrations to residential real estate developers and increased our consumer loan portfolio and residential mortgage activity as a percentage of overall production.  This has included adding experienced residential mortgage lenders and pulling back on commercial loan production in some cases.  Our loans to residential developers have decreased from $95.7 million at December 31, 2010 to $66.3 million at December 31, 2011.  In addition, overall commercial real estate loans have decreased from $933.9 million at December 31, 2010 to $795.3 million at December 31, 2011. Consumer loans have decreased at a slower pace, totaling $275.7 million at December 31, 2011, compared to $283.3 million at December 31, 2010.  With our improved financial condition and successful capital raise in 2011, we expect our focus will shift from shrinkage in our loan portfolio to stabilizing our loan balances and slight growth in certain portfolios in 2012.

We have no material foreign loans, assets or activities. No material part of our business is dependent on a single customer or very few customers.

Our headquarters and administrative offices are located at 10753 Macatawa Drive, Holland, Michigan 49424, and our telephone number is (616) 820-1444.  Our internet website address is www.macatawabank.com.  We make available free of charge through this website our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after filing or furnishing such reports with the Securities and Exchange Commission.  The information on our website address is not incorporated by reference into this report, and the information on the website is not part of this report.

Regulatory Developments

Termination of Consent Order with the Bank and its Regulators

On February 22, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Office of Financial and Insurance Regulation ("OFIR"), the primary banking regulators of the Bank. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices.  The Consent Order imposed no fines or penalties on the Bank.  As a result of the improvement in our financial condition and results of operations, our implementation of additional corporate governance practices and disciplined business and banking principles, and our compliance with the Consent Order, upon completion of the Bank’s 2011 joint examination by the FDIC and OFIR, the FDIC and OFIR terminated the Consent Order effective March 2, 2012.

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a memorandum of understanding (“MOU”), which maintains many of the controls and procedures put in place by the Bank in response to the Consent Order, including: maintenance of a Tier 1 Leverage Capital Ratio of at least 8%, formulating and submitting a written plan of action on each asset classified as Substandard in the Report of Examination (“ROE”), charge-off of all assets classified as “Loss” in the ROE, submission of a written Profit Plan, Board review of the adequacy of the allowance for loan and lease losses each quarter and the receipt of prior written consent of the FDIC and OFIR before the Bank declares or pays any dividends.  The Bank was in compliance with each of these requirements as of the date of this report.

Written Agreement with Macatawa Bank Corporation and its Regulator

Macatawa Bank Corporation has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB") with an effective date of July 23, 2010.  Among other things, the Written Agreement provides that Macatawa Bank Corporation: (i) must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) may not declare or pay any dividends without prior FRB approval; (iii) may not take dividends or any other payment representing a reduction in capital from the Bank without prior FRB approval; (iv) may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) may not incur, increase or guarantee any debt without prior FRB approval; (vi) may not purchase or redeem any shares of its stock without prior FRB approval; (vii) must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval.  Macatawa Bank Corporation separately requested and received approval from the FRB to make its third and fourth quarter 2010 and all of its 2011 quarterly interest payments on its $1.65 million in outstanding subordinated debt. Each quarter Macatawa Bank Corporation intends to request approval from the FRB to make the next quarter's interest payment on its subordinated debt and is continuing to accrue the interest amounts due.

Deposit Gathering Activities

Because the Bank was subject to the Consent Order at December 31, 2011, it could not be categorized as "well-capitalized," regardless of actual capital levels.  As a result, at December 31, 2011 the Bank was subject to restrictions in its deposit gathering activities, including limitations on the interest rate paid for deposits and that it could not accept, renew or rollover any brokered deposit unless it had applied for and had been granted a waiver of this prohibition by the FDIC.  As a result of the termination of the Consent Order, these restrictions will no longer be applicable to the Bank if it is otherwise categorized as “well capitalized.”  We expect the Bank to be categorized as “well capitalized” at March 31, 2012.  The Bank has not accepted or renewed brokered deposits since November of 2008 and the final brokered deposit was paid off at maturity in December 2011.  The Bank expects to continue its focus on attracting and maintaining core deposits to achieve a non-core funding dependency ratio of below its peer group average.

Products and Services

Loan Portfolio

We have historically offered a broad range of loan products to business customers, including commercial and industrial and commercial real estate loans, and to retail customers, including residential mortgage and consumer loans.  Given current soft economic conditions and the provisions of the Consent Order, new commercial loan origination activity is significantly lower than it was when economic conditions were stronger.  However, select, well-managed loan renewal activity for non-real estate loans is taking place.  Following is a discussion of our various types of lending activities.

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

Commercial Real Estate Loans

Because of the risks associated with this type of lending, combined with the sharp decline in demand for and resulting values of real estate in our market in recent years, we experienced a significant increase in non-performing loan levels during 2008 and 2009 and the first quarter of 2010 primarily associated with commercial real estate loans.  The nonperforming loan balances are more fully discussed in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

This portfolio was particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building.  Declining real estate values resulted in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers.  We curtailed this type of lending in 2008.  During 2009, 2010 and 2011, we also made a significant effort to reduce exposure to residential land development and other construction and development loans.  We have also established goals to further reduce this exposure in 2012.

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

During 2010, we sold the majority of our loan originations in the secondary market to support our goal of shrinking the loan portfolio and preserving capital.  We retained loans representing only approximately 10% of the dollar volume originated.  During 2009, our ability to originate and sell mortgages was limited to some extent by disruptions in the secondary market and our loss of business relationships with certain companies that had historically purchased our mortgages.  However, relationships were established with new investors in 2010 and 2011, allowing us to continue our historical practice of originating and selling most of our fixed rate mortgage loan volume.  During 2011, in an effort to further diversify our loan concentrations, we increased our targeted retention of residential production, resulting in a $21.7 million increase in balances held in portfolio at December 31, 2011.

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

(Dollars in thousands)	December 31
	2011		2010		2009		2008		2007

	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real estate - construction (1)	$90,191	8%	$133,228	11%	$162,615	11%	$237,108	13%	$258,205	15%
Real estate - mortgage	478,076	45%	535,961	44%	640,437	42%	690,525	39%	676,879	38%
Commercial and industrial	227,051	21%	264,679	22%	369,523	24%	451,826	26%	451,863	26%
Total Commercial	795,318	74%	933,868	77%	1,172,575	77%	1,379,459	78%	1,386,947	79%

Residential mortgage	156,891	15%	135,227	11%	163,074	11%	203,954	11%	174,729	10%
Consumer	118,766	11%	148,101	12%	175,167	12%	190,650	11%	188,956	11%

Total loans	$1,070,975	100%	$1,217,196	100%	$1,510,816	100%	$1,774,063	100%	$1,750,632	100%
Less:
Allowance for loan losses	(31,641)		(47,426)		(54,623)		(38,262)		(33,422)

Total loans receivable, net	$1,039,334		$1,169,770		$1,456,193		$1,735,801		$1,717,210

(1)	Consists of construction and development loans.

At December 31, 2011, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2011 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total

Real estate - construction (1)	$63,291	$19,454	$7,446	$90,191
Real estate – mortgage	155,378	260,739	61,959	478,076
Commercial and industrial	129,905	85,777	11,369	227,051
Total Commercial	348,574	365,970	80,774	795,318

Residential mortgage	7,383	2,406	147,102	156,891
Consumer	10,338	46,574	61,854	118,766

Total Loans	$366,295	$414,950	$289,730	$1,070,975

	Maturing or Repricing
Loans above:
With predetermined interest rates	$217,187	$235,114	$21,616	$473,917
With floating or adjustable rates	524,684	32,713	12,785	570,182

Total (excluding nonaccrual loans)	$741,871	$267,827	$34,401	$1,044,099
Nonaccrual loans				26,876

Total Loans				$1,070,975

(1)	Consists of construction and development loans.

Nonperforming Assets

The following table shows the composition and amount of our nonperforming assets.

	December 31
(Dollars in thousands)	2011	2010	2009	2008	2007

Nonaccrual loans	$26,876	$74,761	$95,725	$89,049	$70,999
Loans 90 days or more delinquent and still accruing	2,070	600	8,160	3,200	2,872
Total nonperforming loans (NPLs)	28,946	75,361	103,885	92,249	73,871

Foreclosed assets	66,438	57,984	37,184	19,516	5,704
Repossessed assets	---	50	124	306	172

Total nonperforming assets (NPAs)	95,384	133,395	141,193	112,071	$79,747
Accruing restructured loans (ARLs) (1)	55,679	25,395	18,000	---	---
Total NPAs and ARLs	$151,063	$158,790	$159,193	$112,071	$79,747

NPLs to total loans	2.70%	6.19%	6.88%	5.20%	4.22%
NPAs to total assets	6.33%	8.45%	7.71%	5.21%	3.75%

(1)
Comprised of approximately $40.9 million and $12.1 million of commercial loans and $14.8 million and $13.3 million of residential mortgage loans at December 31, 2011 and 2010, respectively, whose terms have been restructured.  Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Interest income totaling $4.6 million was recorded in 2011 on loans that were on a non-accrual status or classified as restructured as of December 31, 2011.  Additional interest income of $921,000 would have been recorded during 2011 on these loans had they been current in accordance with their original terms.  More information about the elevated levels of nonperforming loan balances in 2011 and 2010 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2011 that were classified as substandard or worse per our internal risk rating system not included in the nonperforming assets table above that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."  At December 31, 2011, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

The following is a summary of our loan balances at the end of each period and the daily average balances of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

	December 31
(Dollars in thousands)	2011	2010	2009	2008	2007
Loans:
Average daily balance of loans for the year	$1,120,857	$1,360,548	$1,637,143	$1,762,102	$1,725,453
Amount of loans outstanding at end of period	1,070,975	1,217,196	1,510,816	1,774,063	1,750,632

Allowance for loan losses:
Balance at beginning of year	$47,426	$54,623	$38,262	$33,422	$23,259
Addition/(Reduction) to allowance charged to operations	(4,700)	22,460	74,340	37,435	15,750
Loans charged-off:
Real estate – construction (1)	(3,014)	(9,768)	(29,237)	(15,754)	(457)
Real estate – mortgage	(7,704)	(11,499)	(17,952)	(11,005)	(2,084)
Commercial and industrial	(3,198)	(7,400)	(10,632)	(5,651)	(2,524)
Total Commercial	(13,916)	(28,667)	(57,821)	(32,410)	(5,065)

Residential mortgage	(1,559)	(1,364)	(613)	(223)	(139)
Consumer	(976)	(1,806)	(1,508)	(684)	(716)
Total charge-offs	(16,451)	(31,837)	(59,942)	(33,317)	(5,920)
Recoveries:
Real estate - construction (1)	2,541	613	142	310	7
Real estate - mortgage	802	663	157	8	5
Commercial and industrial	1,727	694	1,608	348	251
Total Commercial	5,070	1,970	1,907	666	263

Residential mortgage	39	115	13	28	2
Consumer	257	95	43	28	68
Total recoveries	5,366	2,180	1,963	722	333

Net charge-offs	(11,085)	(29,657)	(57,979)	(32,595)	(5,587)

Balance at end of year	$31,641	$47,426	$54,623	$38,262	$33,422

Ratios:
Net charge-offs to average loans outstanding	.99%	2.18%	3.54%	1.85%	0.32%
Allowance for loan losses to loans outstanding at year end	2.95%	3.90%	3.62%	2.16%	1.91%
Allowance for loan losses to nonperforming loans at year end	109.31%	62.93%	52.58%	41.48%	45.24%

(1)	Consists of construction and development loans.

Additional information about our allowance for loan losses, including the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Allocation of the Allowance for Loan Losses

The following table shows the allocation of the allowance for loan loss at the dates indicated to the extent specific allocations have been determined relative to particular loans.

(Dollars in thousands)	December 31
	2011		2010		2009		2008		2007
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$26,820	74%	$42,011	77%	$51,856	77%	$35,427	78%	$31,132	79%
Residential mortgage	3,093	15%	2,155	11%	1,263	11%	982	11%	699	10%
Consumer	1,728	11%	3,260	12%	1,504	12%	1,853	11%	1,591	11%

Total	$31,641	100%	$47,426	100%	$54,623	100%	$38,262	100%	$33,422	100%

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

Before November of 2008, we purchased brokered deposits to supplement funding needs from time to time. These are time accounts originated outside of our local market area. The Bank has not accepted or renewed brokered deposits since November of 2008.  There were no brokered deposits remaining at December 31, 2011 as the last such deposit matured in December 2011.  Brokered deposits comprised approximately 4% of total deposits at December 31, 2010.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in this Item 1 under the heading "Regulatory Developments – Deposits and Other Funding Activities," and is here incorporated by reference.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid (dollars in thousands).

	2011		2010		2009
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Noninterest bearing demand	$296,926	---	$238,974	---	$202,978	---
Interest bearing demand	185,591	0.2%	224,843	0.3%	238,372	0.6%
Savings and money market accounts	369,758	0.6%	315,640	0.6%	391,758	0.7%
Time	371,870	1.8%	534,429	2.8%	730,358	3.7%

Total deposits	$1,224,145	0.7%	$1,313,886	1.3%	$1,563,466	2.0%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2011 (dollars in thousands)

Three months or less	$15,259
Over 3 months through 6 months	17,351
Over 6 months through 1 year	38,245
Over 1 year	35,449

Total	$106,304

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

The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	December 31

	2011	2010
U.S. Treasury and U.S. Government Agencies	$31,499	$8,109
Tax-exempt state and municipal bonds	4,708	83
Taxable state and municipal bonds	16,716	---
Corporate bonds	1,081	---
Other equity securities	1,042	1,011

Total	$55,046	$9,203

At December 31, 2011, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2011, we had no investment in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2011.

(Dollars in thousands)	Due Within One Year			One to Five Years		Five to Ten Years		After Ten Years		No Contractual Maturity
	Amount		Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount		Weighted Average Yield
U.S. Treasury and U.S.Government Agencies	$	---	---	$9,953	1.53%	$17,678	1.54%	$3,868	2.26%	$	---	---
Tax-exempt state and municipal bonds (1)		---	---	---	---	3,031	3.85%	1,677	4.61%		---	---
Taxable state and municipal bonds		---	---	8,946	2.74%	7,770	3.21%	---	---		---	---
Corporate bonds		---	---	1,081	2.25%	---	---	---	---		---	---
Other equity securities		---	---	---	---	---	---	---	---		1,042	3.77%

Total (1)	$	----	---	$19,980	2.11%	$28,479	2.22%	$5,545	2.96%		$1,042	3.77%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We began offering trust services in January 1999 to further provide for the financial needs of our customers.  As of December 31, 2011, the Trust Department managed assets of approximately $560.5 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2011, personal trust assets under management totaled approximately $401.6 million.  Our retirement plan services provide all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2011, retirement plan assets under management totaled approximately $158.9 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in Western Michigan. This area includes two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan.  Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences, tourism, office and home furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies.  Grand Valley State University, a 24,000-student regional university with nearly 2,000 employees, has its three main campuses in our market area.  GVSU and several smaller colleges and university affiliates located in our market area help stabilize the local economy because they are not as sensitive to the fluctuations of the broader economy.  Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Johnson Controls, General Motors, Gerber, Magna, and Meijer.

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

Employees

As of December 31, 2011, we had 392 full-time equivalent employees consisting of 339 full-time and 93 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

SUPERVISION AND REGULATION

The following is a summary of statutes and regulations affecting Macatawa Bank Corporation and Macatawa Bank.  A change in applicable laws or regulations may have a material effect on us and our business.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and declaration and payment of dividends.  The system of supervision and regulation applicable to us and our bank establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC's deposit insurance fund, our depositors, and the public, rather than our shareholders.

Federal law and regulations establish supervisory standards applicable to our lending activities, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Recent Developments

Dodd-Frank Act:  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the federal Bureau of Consumer Financial Protection ("BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's business.  Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

Deposit Insurance:  The FDIC has finalized changes to its deposit insurance assessment base effective April 1, 2011, which uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits.  Additional information about these changes may be found in this Item 1 below under the heading "Macatawa Bank – Deposit Insurance."

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

Debit Card Interchange Fees and Routing:  The Federal Reserve Board in June 2011 issued a rule to implement a provision in the Dodd-Frank Act that requires it to set debit-card interchange fees so they are "reasonable and proportional" in relation to the cost of the transaction incurred by the card issuer. The rule could result in a significant reduction in banks' debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion, there is concern that the price controls will harm community banks, such as Macatawa Bank, which will be pressured by the marketplace to lower their own interchange rates.

Macatawa Bank Corporation

General.  Macatawa Bank Corporation is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA").  Under the BHCA, Macatawa Bank Corporation is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of our operations and such additional information as the Federal Reserve Board may require.

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

Additional information on our capital ratios may be found in Item 7 of this report under the heading "Capital Resources" included in "Management’s Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Macatawa Bank Corporation has suspended the payment of dividends on common and preferred stock and deferred interest payments on trust preferred securities.  Additional information regarding the suspension of dividends and deferral of interest payments may be found in Item 5 of this report, Item 7 of this report under the heading "Capital Resources" included in "Management’s Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Changes in Directors and Senior Executive Officers.  Macatawa Bank Corporation and the Bank have each been advised by their federal bank regulators that they are deemed to be in "troubled condition."  As a result, Macatawa Bank Corporation and the Bank must each (i) provide their federal bank regulator with at least 30 days’ prior notice before appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer; and (ii) obtain the approval of their federal bank regulator before making (or agreeing to make) any severance payments (except pursuant to a qualified pension or retirement plan and certain other employee benefit plans).  These regulatory requirements could make it more difficult for us to retain and hire qualified senior management.

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

Macatawa Bank

General.  Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC.  As a DIF-insured Michigan-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIR, as the chartering authority for Michigan banks, and the FDIC, as administrator of the DIF.  These agencies, and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

As discussed in this Item 1 under the heading “Regulatory Developments,” the Bank’s Consent Order was terminated effective March 2, 2012 and, in connection with termination of the Consent Order, the Bank reached an understanding with its regulators in the form of the MOU.  This information is here incorporated by reference.

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation.  Institutions categorized as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium, while institutions that are categorized as less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC is required to establish assessment rates for insured depository institutions at levels that will maintain the DIF at a Designated Reserve Ratio (DRR) selected by the FDIC within a range of 1.15% to 1.50% of estimated insured deposits. The FDIC is allowed to manage the pace at which the reserve ratio varies within this range. Due to recent disruptions in the financial markets and large numbers of bank failures in recent years, the DRR fell below 1.15%.  The FDIC has adopted an Amended Restoration Plan which established the time within which the reserve ratio must be returned to 1.15% at seven years.  The FDIC imposed a special assessment on all insured depository institutions that was collected on September 30, 2009.  The FDIC may impose additional special assessments under certain circumstances. Additionally, in the fourth quarter of 2009, insured institutions were required to prepay their estimated risk-based assessments for all of 2010, 2011 and 2012 based on a 5% annual growth rate.

The FDIC implemented changes to its deposit insurance assessment base effective April 1, 2011, which uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits.  Under this new calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing to 35 basis points for banks that post significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate under these new guidelines to be 14 basis points in 2012.

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

Capital Requirements.  The FDIC has established the following minimum capital standards for FDIC insured banks:  a leverage requirement consisting of a ratio of Tier 1 capital to total average assets and risk-based capital requirements consisting of a ratio of total capital to total risk-weighted assets and a ratio of Tier 1 capital to total risk-weighted assets.  Tier 1 capital consists principally of shareholders' equity.

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

As of December 31, 2011, the Bank was categorized as “adequately capitalized” as a result of being subject to the Consent Order.  However, had the Consent Order been terminated as of December 31, 2011, the Bank would have been categorized as “well capitalized.”  We expect the Bank to be categorized as “well capitalized” as of March 31, 2012. Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Additional information about restrictions on payment of dividends by the Bank may be found in this Item 1 under the heading "Regulatory Developments" and in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements, and is here incorporated by reference.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to Macatawa or any subsidiary of Macatawa, on investments in the stock or other securities of Macatawa or any subsidiary of Macatawa and the acceptance of the stock or other securities of Macatawa or any subsidiary of Macatawa as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by our bank to its directors and officers, to Macatawa's directors and officers, to our principal shareholders and to "related interests" of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or any subsidiary or a principal shareholder in our company may obtain credit from banks with which our bank maintains a correspondent relationship.

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

Investments and Other Activities.  Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the DIF.  Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law.

Consumer Protection Laws.  The Bank's business includes making a variety of types of loans to individuals. In making these loans, we are subject to state usury and regulatory laws and to various federal laws and regulations, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

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

Michigan law permits both U.S. and non-U.S. banks to establish branch offices in Michigan.  The Michigan Banking Code permits, in appropriate circumstances and with the approval of OFIR, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.  A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

ITEM 1A:	Risk Factors.

Risks related to the our Business

We recognized significant losses in 2008, 2009 and the first quarter of 2010 and we may incur additional losses during 2012.

We were profitable in the second, third and fourth quarters of 2010 and each quarter of 2011, but we had posted a high consolidated net loss in each of the preceding six consecutive quarters, and a total consolidated net loss during that time period of $123.5 million.  Net income for the second quarter of 2010 was largely due to a $2.7 million gain on the sale of securities.  Net income for the fourth quarter of 2010 was impacted by a $574,000 gain on the sale of a bank owned property.  The last three quarters of 2010 and the each quarter of 2011 were positively affected by reductions in the allowance for loan losses.  Total nonperforming assets as of December 31, 2011 remained high and related costs were also elevated.  There is no assurance that our results of operations will stay profitable in the short term or at all. We have recorded provisions for loan losses of $(4.7) million and $22.5 million for the years ended December 31, 2011 and 2010, respectively. Costs associated with the administration and disposition of nonperforming assets were $15.6 million and $15.4 million for the years ended December 31, 2011 and 2010, respectively.  In light of the current economic environment, significant additional provisions for loan losses and nonperforming asset costs may yet be necessary. As a result, we may incur significant additional credit costs in 2012 or beyond, which could adversely impact our financial condition, results of operations, and the value of our common stock.

Our elevated level of nonperforming assets and other problem loans could continue to have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $95.4 million at December 31, 2011.  These elevated levels could continue to negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets. Until these elevated levels of problem assets are reduced, the Company could record operating losses that further materially deteriorate the Company's financial condition and reduce capital levels, further exposing the Company to additional risk factors discussed below.

National, state and local economic conditions could have a material adverse effect on the Company's results of operations and financial condition.

The results of operations for financial institutions, including our Bank, may be materially and adversely affected by changes in prevailing national, state and local economic conditions. Our profitability is heavily influenced by the quality of the Company's loan portfolio and the stability of the Company's deposits. Unlike larger national or regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Ottawa, Kent and Allegan Counties of Western Michigan. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services, and the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, capital or credit markets or other factors, could impact national and local economic conditions and have a material adverse effect on the Company's results of operations and financial condition.

Our credit losses could increase and our allowance for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on our earnings and overall financial condition, and the value of our common stock. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which could have an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions for loan losses. Federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our regulatory capital ratios, net income, financial condition and results of operations.

Failure to comply with  our regulatory agreements could result in enforcement proceedings.

Macatawa Bank Corporation is subject to a Written Agreement with the FRB.  We believe that the Company was in full compliance with the Written Agreement as of December 31, 2011.  Future compliance with the Written Agreement is not assured and not entirely within our control.  If the Company fails to comply with the Written Agreement in the future, we could become subject to enforcement actions which could result in the removal of directors, officers, employees and institution affiliated parties and the imposition of civil money penalties and even ultimately closure of the Bank.

Macatawa Bank has reached an understanding in the form of the MOU with its regulators.  Failure to comply with the terms of the MOU could result in enforcement orders or penalties from its regulators, under the terms of which the Bank could, among other things, become subject to restrictions on its ability to develop any new business and restrictions on its existing business, and it could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement order or action could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, operating expenses and capital expenditures. Liquidity of the Bank is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources. Liquidity is essential to our business. We  must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity.  An inability to retain the current level of deposits, including the loss of one or more of the Bank's larger deposit relationships, could have a material adverse effect on the Bank's liquidity.  Our access to funding sources in amounts adequate to finance activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of the business activity due to a market down turn or regulatory action that limits or eliminates access to alternate funding sources, including brokered deposits discussed above. Our ability to borrow could also be impaired by factors that are nonspecific to the Company, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole.

Our construction and development lending has exposed us to significant risks and has resulted in a disproportionate amount of the increase in our provision for loan losses in 2008 through 2010.

Construction and development loans consist of loans to commercial customers for the construction of their business facilities.  They also include construction loans to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments.  This portfolio has been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. Declining real estate values have resulted in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers.  This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project.  Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans.  These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses if independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.  The Company curtailed this type of lending in 2008. During 2009, 2010 and 2011, the Company also made a significant effort to reduce its exposure to residential land development and other construction and development loans.

Construction and development loans have contributed disproportionately to the increase in our provisions for loan losses in recent periods. As of December 31, 2011, we had approximately $66.3 million in loans to residential developers, or approximately 6.2% of our loan portfolio.  Approximately $28.9 million, or 49.8%, of our net charge-offs during 2009, approximately $9.2 million, or 31.0%, of our net charge-offs during 2010 and approximately $473,000, or 4.3%, of our net charge-offs during 2011 were attributable to construction and development loans. Further deterioration in our construction and development loan portfolio could result in additional increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2011, we had approximately $568.3 million of commercial real estate loans outstanding, which represented approximately 53% of our loan portfolio.  As of that same date, we had approximately $156.9 million in residential real estate loans outstanding, or approximately 15% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to significant increases in our nonperforming loans, charge-offs, and decreases in our income.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $795.3 million at December 31, 2011, comprising approximately 74% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the ongoing correction in residential real estate prices and reduced levels of home sales.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $66.3 million, $95.7 million, $153.3 million and $204.4 million at December 31, 2011, 2010, 2009 and 2008, respectively. There continues to be a general slowdown in the housing market in our market area, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have experienced financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the deterioration in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.

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

For the five-year period ended December 31, 2011, the Company has sold an aggregate of $514.7 million of residential mortgage loans on the secondary market.  As of December 31, 2011, the Company had two pending make whole requests with respect to loans having an aggregate of $244,000 in principal amount, and had not realized any loss, related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2011.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows depend substantially upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds.  Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets.  This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

The Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the federal Bureau of Consumer Financial Protection (the "BCFP"), and requires the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's and the Bank's business.  Compliance with these new laws and regulations will likely result in additional costs, which could be significant, and could adversely impact the Company's results of operations, financial condition or liquidity.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

The banking industry is heavily regulated under both federal and state law.  These regulations are primarily intended to protect customers and the Deposit Insurance Fund, not our creditors or shareholders.  We are subject to extensive regulation by the Federal Reserve, the FDIC and OFIR, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

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

Insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The reserve ratio may continue to decline in the future. In addition, the limit on FDIC coverage has been increased to $250,000. Depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. Increased FDIC assessment rates could have an adverse impact on our results of operations.

If we cannot raise additional capital when needed, our ability to further expand our operations through organic growth and acquisitions could be materially impaired.

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations.  We may need to raise additional capital to support our current level of assets or our growth.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all.  If we cannot raise additional capital when needed, our ability to maintain our current level of assets or to expand our operations through organic growth and acquisitions could be materially limited.  Additional information on the capital requirements applicable to the Bank may be found under the heading “Capital Requirements” in Item 1 and "Regulatory Capital" in Note 17 in Item 8.

We may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.

We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation or cause us to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, and we may not be able to obtain adequate replacement of our existing policies with acceptable terms, if at all.

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

In deciding whether to extend credit to customers, we rely on information provided to us by our customers, including financial statements and other financial information. We also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial condition and results of operations could be negatively impacted to the extent that we extend credit in reliance on financial statements or other information provided by customers that is false, misleading or incomplete.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, or failure or interruption of the Company's communication or information systems, could severely harm the Company’s business.

As part of its business, the Corporation collects, processes and retains sensitive and confidential client and customer information on behalf of the Company and other third parties. Despite the security measures the Company has in place for its facilities and systems, and the security measures of its third party service providers, the Company may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.

The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems.  In addition, customers could lose access to their accounts and be unable to conduct financial transactions during a period of failure or interruption of these systems.

Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, or failure or interruption of the Company's communication or information systems, could severely damage the Company’s reputation, expose it to risks of regulatory scrutiny, litigation and liability, disrupt the Company’s operations, or result in a loss of customer business, the occurrence of any of which could have a material adverse effect on the Company’s business.

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

An "ownership change" for purposes of Section 382 of the Internal Revenue Code could materially impair our ability to use our deferred tax assets.

At December 31, 2011, our gross deferred tax asset was $26.8 million (before valuation allowance). Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

If an "ownership change" occurs, we could realize a permanent loss of a significant portion of our U.S. federal deferred tax assets (related to net operating loss carryforwards) and lose certain built-in losses that have not been recognized for tax purposes. The amount of the permanent loss would depend on the size of the annual limitation (which is in part a function of our market capitalization at the time of an "ownership change") and the remaining carry forward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years).

Due to the losses incurred in recent years, we continue to maintain a full valuation allowance on our entire deferred tax asset. If an "ownership change" had occurred on December 31, 2011, there would have been no direct financial impact because the asset is fully reserved.  However, the ownership change would have affected the amount of valuation allowance we may be able to reverse in the future.

Risks Associated With the Company's Stock

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

Stock price volatility may make it more difficult for a shareholder to resell our common stock when a shareholder wants to and at prices a shareholder finds attractive or at all.  Our stock price can fluctuate significantly in response to a variety of factors, regardless of operating results.  These factors include, among other things:

●	Variations in our anticipated or actual operating results or the results of our competitors;
●	Changes in investors' or analysts' perceptions of the risks and conditions of our business;
●	The size of the public float of our common stock;
●	Regulatory developments;
●	Interest rate changes or credit loss trends;
●	Trading volume in our common stock;
●	Market conditions; and
●	General economic conditions.

The Company may issue additional shares of its common stock in the future, which could dilute a shareholder's ownership of common stock.

The Company's articles of incorporation authorize its Board of Directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of Company common stock. The Company may offer additional shares of its common stock in exchange for its outstanding 11% Subordinated Notes due 2017 and may seek to issue additional shares of common stock in exchange for some or all outstanding shares of its preferred stock.

As of December 31, 2011, subordinated notes (comprised of the 11% Subordinated Notes due 2017) having an aggregate principal amount of $1,650,000 were outstanding.  The Company has no present plans to issue any additional shares of common stock in exchange for subordinated notes.

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

We have issued Warrants to purchase a total of 1,478,811 shares of our common stock at an exercise price of $9.00 per share. We have outstanding 31,290 shares of Class A Preferred Stock, which are convertible into approximately 3,496,032 shares of our common stock at a conversion price of $8.95 per share. We have outstanding 2,600 shares of Class B Preferred Stock, which are convertible into approximately 433,333 shares of our common stock at a conversion price of $6.00 per share. Additional information about the preferred stock and Warrants may be found in Item 8, Note 17 – "Shareholders' Equity."

The exercise or conversion, in whole or in part, of these securities into shares of our common stock could substantially dilute a shareholder's ownership of common stock.

The Company's ability to pay dividends is limited and it may be unable to pay future dividends.

We have suspended payment of dividends on our common and preferred stock in order to preserve capital and we do not expect to resume payment of dividends in the near term.  Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient regulatory capital. The ability of the Bank to pay dividends to Macatawa Bank Corporation is limited by its obligation to maintain sufficient capital and by other general restrictions on dividends that are applicable to us.  Under Michigan law, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored.  The Bank had a retained deficit of approximately $31.7 million at December 31, 2011.

In addition, the Company may not pay dividends on shares of common stock if the Company has not paid full cash dividends for the most recently completed dividend period for both the Series A and Series B Preferred Stock.  Additional information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings  "Regulatory Developments" and "Supervision and Regulation," in Item 7 of this report under the heading "Capital Resources" included in "Management’s Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements, and is here incorporated by reference.

Although publicly traded, our common stock has substantially less liquidity than the average liquidity of stocks listed on The Nasdaq Global Select Market.

Although our common stock is listed for trading on The Nasdaq Global Select Market our common stock has substantially less liquidity than the average liquidity for companies listed on The Nasdaq Global Select Market.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This marketplace depends on the individual decisions of investors and general economic and market conditions over which we have no control. This limited market may affect a shareholder’s ability to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price of our common stock. For these reasons, our common stock should not be viewed as a short-term investment.

The Company's common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity.  Investment in Company common stock is subject to risk, including possible loss.

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

The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and bylaws, federal law requires the Federal Reserve Board's approval prior to acquisition of "control" of a bank holding company. All of these provisions may have the effect of delaying or preventing a change in control of the Company without action by our shareholders, and therefore, could adversely affect the price of our common stock.

If an entity holds as little as a 5% interest in our outstanding securities, that entity could, under certain circumstances, be subject to regulation as a "bank holding company."

Any entity, including a "group" composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the Bank Holding Company Act of 1956, as amended (the "BHC Act").  In addition, any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of our outstanding securities.  Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries.  Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Any person not defined as a company by the BHC Act may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding securities.

Any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding securities.  Applying to obtain this approval could result in a person incurring substantial costs and time delays.  There can be no assurance that regulatory approval will be obtained.

ITEM 1B:	Unresolved Staff Comments.

None.

ITEM 2:	Properties.

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of March 7, 2012, were as follows:

Location of Facility	Use

10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
125 Ottawa Avenue N.W., Grand Rapid	Trust and Mortgage Offices (Leased facility)
126 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton*	Branch Office
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office and Loan Center
15135 Whittaker Way, Grand Haven	Branch Office and Loan Center
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

As of the date of this report, there are no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which Macatawa Bank Corporation or the Bank are a party or of which any of our properties are the subject.

ITEM 4:	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on the Nasdaq Global Select Market) of, and the amount of dividends declared on, our common stock for each quarter for the years ended December 31, 2011 and 2010 are set forth in the table below.

	2011				2010
Quarter	High	Low	Dividends Declared		High	Low	Dividends Declared

First Quarter	$4.91	$2.42	$	---	$2.08	$1.50	$	---
Second Quarter	$2.82	$2.24	$	---	$2.78	$1.10	$	---
Third Quarter	$3.15	$2.55	$	---	$1.83	$1.12	$	---
Fourth Quarter	$2.95	$2.06	$	---	$4.13	$1.46	$	---

On February 22, 2012, there were approximately 808 owners of record and approximately 6,566 beneficial owners of our common stock.

Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.  Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings  “Regulatory Developments” and “Supervision and Regulation,” in Item 7 of this report under the under the heading "Capital Resources" included in "Management’s Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements, and is here incorporated by reference.

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31
	2011		2010		2009		2008	2007
Financial Condition
Total assets		$1,507,667		$1,578,261		$1,830,172	$2,149,372	$2,132,973
Securities		55,046		9,203		129,504	186,516	203,415
Loans		1,070,975		1,217,196		1,510,816	1,774,063	1,750,632
Deposits		1,215,289		1,276,620		1,416,337	1,665,761	1,523,553
Long term debt		42,888		42,888		42,888	41,238	41,238
Other borrowed funds		148,603		185,336		278,023	284,790	354,052
Shareholders' equity		94,426		67,842		87,991	149,213	160,625

Share Information*
Basic earnings (loss) per common share		$.26		$(1.01)		$(3.81)	$(2.33)	$.54
Diluted earnings (loss) per common share		.26		(1.01)		(3.81)	(2.33)	.54
Book value per common share		2.26		1.96		3.10	6.91	9.47
Tangible book value per common share		2.26		1.94		3.07	6.88	7.82
Dividends per common share	$	---	$	---	$	---	$.26	$.51
Dividend payout ratio		---		---		---	(11.16)%	94.44%
Average dilutive common shares outstanding		22,739,990		17,686,362		17,449,943	17,044,893	17,305,770
Common shares outstanding at end of period		27,082,823		17,679,621		17,698,108	17,161,515	16,968,398

Operations
Interest income		$60,779		$76,003		$95,878	$116,075	$139,372
Interest expense		14,480		25,436		43,085	57,944	76,456
Net interest income		46,299		50,567		52,793	58,131	62,916
Provision for loan losses		(4,700)		22,460		74,340	37,435	15,750
Net interest income (loss) after provision for loan losses		50,999		28,107		(21,547)	20,696	47,166
Total noninterest income		14,892		18,023		16,697	18,144	16,098
Total noninterest expense		60,062		62,681		67,391	86,067	50,259
Income (loss) before tax		5,829		(16,551)		(72,241)	(47,227)	13,005
Federal income tax		---		1,303		(8,600)	(8,373)	3,736
Net income (loss)		5,829		(17,854)		(63,641)	(38,854)	9,269
Dividend declared on preferred shares		---		---		2,870	817	---
Net income (loss) available to common shares		$5,829		$(17,854)		$(66,511)	$(39,671)	$9,269

Performance Ratios
Return on average equity		7.08%		(24.99)%		(50.60)%	(24.06)%	5.63%
Return on average assets		.38		(1.08)		(3.16)	(1.82)	.44
Yield on average interest-earning assets		4.32		4.93		5.10	5.86	7.11
Cost on average interest-bearing liabilities		1.26		1.88		2.56	3.23	4.32
Average net interest spread		3.06		3.05		2.54	2.63	2.79
Average net interest margin		3.29		3.28		2.82	2.94	3.21
Efficiency ratio		98.15		91.39		96.98	112.84	63.61

Capital Ratios
Period-end equity to assets		6.26%		4.30%		4.81%	6.94%	7.53%
Average equity to average assets		5.37		4.30		6.24	7.58	7.83
Total risk-based capital ratio (consolidated)		13.15		9.65		9.23	11.26	10.68

Credit Quality Ratios
Allowance for loan losses to total loans		2.95%		3.90%		3.62%	2.16%	1.91%
Nonperforming assets to total assets		6.33		8.45		7.71	5.21	3.75
Net charge-offs to average loans		.99		2.18		3.54	1.85	.32

* Retroactively adjusted to reflect the effect of all stock splits and dividends.

ITEM 7:	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management's discussion and analysis of results of operations and financial condition contains forward-looking statements.   Please refer to the discussion of forward-looking statements at the beginning of this report.

The following section presents additional information to assess our results of operations and financial condition. This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this report.

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

At December 31, 2011, we had total assets of $1.51 billion, total loans of $1.07 billion, total deposits of $1.22 billion and shareholders’ equity of $94.4 million.  We recognized net income of $5.8 million in 2011, a substantial improvement over the prior two years, and we experienced our seventh consecutive quarter of net income to end 2011.

In response to our losses during 2008, 2009 and the first quarter of 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.  In addition, the Board of Directors added experienced members to provide further oversight and guidance.  These and other efforts were reflected in our results of operations for 2011 and 2010 with lower levels of charge-offs and provision for loan losses, reductions in operating expenses and reduction in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million and contributed $10.0 million of the proceeds from the stock offering to the Bank retaining the remaining $10.3 million at the holding company.  As of December 31, 2011, the Company’s and the Bank’s regulatory capital ratios were the highest they have been since December 31, 1999.

Also within the past two years, much progress has been made at reducing our non-performing assets.  The following table reflects period end balances of these non-performing assets as well as total loan delinquencies.

(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009

Non-performing loans	$28,946	$75,361	$103,885
Other repossessed assets	---	50	124
Other real estate owned	66,438	57,984	37,184
Total non-performing assets	$95,384	$133,395	$141,193

Total loan delinquencies 30 days or greater past due	$13,138	$55,748	$116,971

Earnings have been severely impacted by high costs associated with administration and disposition of non-performing assets.  These costs, including losses on repossessed and foreclosed properties, were $15.6 million and $15.4 million for the years ended December 31, 2011 and 2010, respectively.  Going forward, as further reductions in non-performing assets are accomplished, we expect the costs associated with these assets to also decline thereby allowing for improved earnings in future periods.

Our earnings in 2011 were favorably impacted by negative provision for loan losses of $4.7 million.  As discussed in detail later in this section, this was a result of the decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2012.

The following table reflects the provision for loan losses for the past two years along with certain metrics that impact the determination of the level of the provision for loan losses.

(dollars in thousands)	For The Year Ended December 31
	2011	2010

Provision for loan losses	$(4,700)	$22,460
Net charge-offs	11,085	29,657
Net charge-offs to average loans	.99%	2.18%
Nonperforming loans to total loans	2.70%	6.19%
Loans transferred to ORE to average loans	3.42%	3.32%
TDRs to average loans	5.15%	1.91%

Under the direction of our Board, we have worked closely with our regulators at the FRB, the FDIC and the OFIR to put in place improved controls and procedures.  On February 22, 2010, the Bank entered into a Consent Order with the FDIC and OFIR, its primary banking regulators.  As a result of the improvement in our financial condition and results of operations, our implementation of additional corporate governance practices and disciplined business and banking principles, and our compliance with the Consent Order, upon completion of the Bank’s 2011 joint examination by the FDIC and OFIR, the FDIC and OFIR terminated the Consent Order effective March 2, 2012.  In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of the MOU.  Additional information about the termination of the Consent Order and the MOU may be found in Item 1 of this report under the heading “Regulatory Developments.”  This information is here incorporated by reference.  The Company entered into a Written Agreement with the FRB effective July 23, 2010.  As of December 31, 2011, we believe that we were in full compliance with all aspects of the Written Agreement.

The state of Michigan entered into the recession a couple of years before the rest of the country did and has experienced heavy job loss as a result of the concentration the state had related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results has been profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during 2011, with the state of Michigan being identified in a Bloomberg Economic Evaluation of States as having the second fastest pace of recovery in the U.S., second only to North Dakota.  The state’s unemployment rate at the end of 2011 was 9.3%, no longer the highest in the country, and was down dramatically from 15.2% in June 2009.  The Holland area unemployment was 6.5% and the Grand Rapids area unemployment was 6.5% at the end of 2011.  Residential housing values and commercial real estate property values decreased significantly over the past few years, but have shown recent signs of stabilization, with newer appraisals reflecting values at or above prior year values.

It also appears that the housing market in our primary market area is beginning to show signs of stabilization.  Based on U.S. Census data, housing building permits in the Grand Rapids-Wyoming metropolitan area were up approximately 7.65% in 2010 compared to 2009.  In the Holland-Grand Haven metropolitan area, housing building permits were up approximately 9.21% in 2010 compared to 2009.

Over the past two years, we have reduced our balance of loans outstanding, diversified our commercial loan portfolio, reduced concentrations to residential real estate developers and increased our consumer loan portfolio and residential mortgage activity as a percentage of overall production.  This has included adding experienced residential mortgage lenders and pulling back on commercial loan production in some cases.  Our loans to residential developers have decreased from $95.7 million at December 31, 2010 to $66.3 million at December 31, 2011.  In addition, overall commercial real estate loans have decreased from $933.9 million at December 31, 2010 to $795.3 million at December 31, 2011. Consumer loans have decreased at a slower pace, totaling $275.7 million at December 31, 2011, compared to $283.3 million at December 31, 2010.

RESULTS OF OPERATIONS

Summary:  Net income available to common shares was $5.8 million or $0.26 income per common share for 2011 compared to a net loss of $17.9 million or $1.01 loss per common share for 2010.

The results for 2011 were significantly impacted by a negative provision for loan losses of $4.7 million as a result of a significantly lower level of net charge-offs experienced over the past two years, along with a reduction in the overall level of nonperforming loans in 2011.  This compares to provision for loan losses of $22.5 million in 2010.   The results for 2010 included the following: a $2.7 million gain on the sale of our investment securities portfolio in the second quarter and a $574,000 gain recognized on the sale of property in the fourth quarter that had been held for future expansion.  These items are discussed more fully below.

The overall improvement in financial results for 2011 compared to 2010 relate primarily to the performance of the loan portfolio.  The provision for loan losses was a negative $4.7 million for 2011 compared to $22.5 million for 2010.  Net charge-offs of loans were down sharply in 2011 at $11.1 million compared to $29.7 million in 2010.  Costs associated with nonperforming assets were $15.6 million in 2011, compared to $15.4 million for 2010.  Lost interest from non-performing assets decreased to approximately $7.5 million for 2011 compared to $9.8 million for 2010.  Each of these items is discussed more fully below.

Net Interest Income:  Net interest income totaled $46.3 million during 2011 compared to $50.6 million during 2010.

The decrease in net interest income during 2011 compared to 2010 was due primarily to a $142.2 million decrease in average earning assets as a result of our focus on reducing credit exposure within certain segments of our loan portfolio and liquidity improvement.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") held steady in 2011, increasing by 1 basis point compared to 2010.  As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis.  Average interest earning assets decreased from $1.54 billion to $1.39 billion throughout 2011.

The yield on earning assets decreased 61 basis points to 4.32% for 2011 from 4.93% for 2010.  The decline was from decreases in the yield on our residential and consumer loan portfolios, which have repriced in the generally lower rate environment during 2011.  Our margin has been constrained by our decision to hold significant balances in liquid and short-term investments in the past two years.  Going forward, as we deploy these balances into higher yielding assets within the investment securities and loan portfolios, we expect our net interest margin to be positively impacted.

While yield on earning assets decreased, our net interest margin for 2011 remained stable due to an offsetting 62 basis point decrease in our cost of funds from 1.88% for 2010 to 1.26% for 2011.  Average interest bearing liabilities decreased from $1.34 billion in 2010 to $1.15 billion in 2011.  A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds.  We had a sharp increase in institutional deposits late in 2010 and these balances were maintained throughout 2011. While maintaining a strong liquidity position for the Bank, these excess short-term deposits had the impact of decreasing net interest margin.

Margin continues to be dampened by the impact of our elevated levels of nonperforming assets, including other real estate owned and nonaccrual loans.  However, as we continue to reduce these levels, our margin will benefit.  The estimated negative impact of these nonperforming assets on net interest margin decreased from 64 basis points in 2010 to 54 basis points in 2011.

The continued decline in the level of average earning assets may have a further negative impact on net interest income in 2012; however, we expect the balances to stabilize in 2012.  A continued decline in the cost of funds, primarily from the repricing of term funding at lower costs, is expected to partially offset the impact of lower earning asset levels in 2012.

The following table shows an analysis of net interest margin for the years ended December 31, 2011, 2010 and 2009.

	For the years ended December 31,
	2011			2010			2009
(Dollars in Thousands)	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned Or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets:
Taxable securities	$25,452	$497	1.95%	$36,332	$1,049	2.79%	$105,041	$4,201	4.00%
Tax-exempt securities (1)	1,235	38	5.24%	18,137	775	6.58%	51,165	2,155	6.48%
Loans (2)	1,123,295	59,334	5.23%	1,364,207	73,544	5.34%	1,640,307	88,713	5.35%
Federal Home Loan Bank stock	11,539	294	2.51%	12,234	230	1.86%	12,275	353	2.84%
Federal funds sold and other short-term investments	231,417	616	0.26%	104,236	405	0.39%	75,643	456	0.60%
Total interest earning assets (1)	1,392,938	60,779	4.32%	1,535,146	76,003	4.93%	1,884,431	95,878	5.10%

Noninterest earning assets:
Cash and due from banks	23,011			24,307			23,507
Other	115,552			101,456			108,941
Total assets	$1,531,501			$1,660,909			$2,016,879

Liabilities and Shareholders' Equity:
Deposits:
Interest bearing demand	$185,591	$424	0.23%	$224,843	$689	0.31%	$238,372	$1,367	0.58%
Savings and money market accounts	369,758	2,063	0.56%	315,640	1,785	0.57%	391,758	2,717	0.69%
Time deposits	371,870	6,786	1.83%	534,429	14,821	2.77%	730,358	26,719	3.66%
Borrowings:
Other borrowed funds	175,063	3,609	2.03%	226,340	6,579	2.87%	275,555	10,629	3.81%
Long-term debt	41,238	1,413	3.38%	41,238	1,380	3.30%	41,238	1,577	3.77%
Subordinated debt	1,839	185	10.05%	1,650	182	11.03%	736	76	10.18%
Federal funds purchased	---	---	---%	---	---	---%	51	---	---%
Total interest bearing liabilities	1,145,359	14,480	1.26%	$1,344,140	25,436	1.88%	1,678,068	43,085	2.56%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	296,926			238,974			202,978
Other noninterest bearing liabilities	6,934			6,350			10,057
Shareholders’ equity	82,282			71,445			125,776
Total liabilities and Shareholders' equity	$1,531,501			$1,660,909			$2,016,879

Net interest income		$46,299			$50,567			$52,793
Net interest spread (1)			3.06%			3.05%			2.54%
Net interest margin (1)			3.29%			3.28%			2.82%
Ratio of average interest earning assets
to average interest bearing liabilities	121.62%			114.21%			112.30%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Loan fees of $678,000, $1.6 million and $1.9 million for 2011, 2010 and 2009 are included in interest income. Includes nonaccrual loans of approximately $51.1 million, $90.8 million and $98.1 million for 2011, 2010 and 2009.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For The Year Ended December 31
(Dollars in thousands)	2011 vs 2010			2010 vs 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Taxable securities	$(265)	$(287)	$(552)	$(2,212)	$(940)	$(3,152)
Tax-exempt securities	(567)	(170)	(737)	(1,444)	64	(1,380)
Loans	(12,752)	(1,458)	(14,210)	(14,885)	(284)	(15,169)
FHLB stock	(13)	77	64)	(1)	(122)	(123)
Fed funds sold and other short-term investments	368	(157))	211	139	(190)	(51)
Total interest income	$(13,229)	$(1,995)	$(15,224)	$(18,403)	$(1,472)	$(19,875)

Interest expense
Interest bearing demand	$(108)	$(157)	$(265)	(74)	$(604)	$(678)
Savings and money market accounts	302	(24)	278	(478)	(454)	(932)
Time deposits	(3,782)	(4,253)	(8,035)	(6,256)	(5,642)	(11,898)
Other borrowed funds	(1,301)	(1,669)	(2,970)	(1,702)	(2,348)	(4,050)
Long-term debt	---	33	33	---	(197)	(197)
Subordinated debt	24	(21)	3	94	12	106
Fed funds purchased	---	---	---	---	---	---
Total interest expense	(4,865)	(6,091)	(10,956)	(8,416)	(9,233)	(17,649)
Net interest income	$(8,364)	$4,096	$(4,268)	$(9,987)	$7,761	$(2,226)

Provision for Loan Losses:  The provision for loan losses for 2011 was a negative $4.7 million compared to $22.5 million for 2010. The provision for 2011was significantly impacted by decreases in net charge-offs and sustained improvement in our levels of nonperforming loans over the past two years.  The provision for loan losses was higher in 2009 and early in 2010 as we responded to rapid declines in real estate values due to weakness in the economy.  Our response required higher levels of charge-offs in 2009 and 2010 which also led to a higher provision for loan losses.  Net charge-offs were $58.0 million in 2009 and $29.7 million in 2010, compared to $11.1 million in 2011.  The lower level of charge-offs was a result of a slowing in the rate of declines in real estate values and success at reducing our levels of non-performing loans.

As discussed in previous reports, in response to our elevated loan losses in 2009 and the need to comply with the requirements of the Consent Order, our Board of Directors increased the governance over the lending function and, working directly with the management team, took steps to reduce our exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards and implement new lending and compliance procedures and policies and new problem loan identification and resolution plans.  These steps have had a profound impact on our credit performance and loss mitigation in 2011.

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

Noninterest Income:  Noninterest income totaled $14.9 million in 2011 compared to $18.0 million in 2010.  Noninterest income for 2010 was impacted by a couple of nonrecurring items, including $2.7 million in gains on the sale of our investment securities portfolio and a $574,000 gain on the sale of a property we were holding for future expansion.

Revenue from deposit services decreased $560,000 to $3.7 million in 2011 compared to $4.3 million in 2010.  The decline in 2011 was related primarily to decreases in non-sufficient fund fees, consistent with a decline experienced across the entire banking industry resulting from regulatory changes regarding fees and improved account administration practices by customers.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans to the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.  This income was up significantly during 2011 as a result of our renewed focus on residential mortgage volume and the addition of experienced mortgage professionals in late 2010 and in the first half of 2011.  This activity was also impacted positively by the low interest rate environment that existed throughout 2011.

A summary of net gains on mortgage loans and related volume was as follows:

(Dollars in thousands)	For The Year Ended December 31
	2011	2010

Net gains on sales of loans	$1,728	$1,462

Real estate mortgage loans originated for sale	$84,470	$93,764
Real estate mortgage loans sold	87,709	93,338
Net gain on the sale of real estate mortgage loans as a percent of real estate mortgage loans sold ("Loan sales margin")	1.97%	1.57%

As mortgage rates remain low at the end of 2011, we anticipate continued elevated levels of mortgage banking income in the first part of 2012.  Loan sales margin improved during 2011 as we refined our product pricing during the year.

Trust service revenue declined $536,000 to $2.5 million in 2011 from $3.1 million in 2010. Our financial performance in previous years and the existence of the Consent Order likely have impacted how we are perceived in the marketplace, resulting in challenges to retain trust customers and maintain levels of trust revenue.  We believe that our improved financial performance in 2011 and the termination of the Consent Order could have a positive impact on our future trust service revenue.

ATM and debit card processing income increased $174,000 in 2011 to $4.0 million compared to $3.8 million in 2010.  The increase reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.  Recent regulatory changes implementing price controls over what financial institutions can charge for these services may impact the level of such income we recognize in the future.

We did not sell any investment securities during 2011, and therefore had no gain on sale of securities during the year.  During the second quarter of 2010, the sale of our securities portfolio resulted in a gain of $2.7 million.  We completed the disposition of nearly all of the municipal, corporate and U.S. agency securities in our available-for-sale investment portfolio through sales in the open market. These securities were comprised of approximately $46.9 million in municipal securities with an average yield of 4.15% and an average life of 3.5 years, $5.2 million in corporate securities with an average yield of 2.94% and an average life of 2.6 years, and $50.2 million in U.S. agency securities with an average yield of 3.84% and an average life of 1.1 years. The sales were executed as part of our overall strategy to increase our regulatory capital ratios. The majority of the proceeds were initially invested in liquid money market balances with money center banks.  During 2011, we began reinvesting these proceeds in higher yielding investment securities as market conditions and liquidity allowed.

Other income was $3.0 million in 2011 compared to $2.7 million in 2010.  Earnings from bank owned life insurance increased $323,000 from 2010 as the underlying investments performed better in 2011 than in 2010.  ORE rental income increased to $549,000 in 2011 from $191,000 in 2010.  Much of this increase came from a property that was sold late in 2011.  Other income for 2010 included a gain on the sale of a property that was held for future branch expansion which was sold in the fourth quarter of 2010 for a gain $574,000.

Noninterest Expense:  Total noninterest expense was $60.1 million in 2011, compared to $62.7 million in 2010.  The steady decline in our other expense areas reflects our active management of controllable costs to offset the increases in nonperforming asset costs.

Costs associated with nonperforming assets continue to remain elevated, increasing $186,000 in 2011 to $15.6 million compared to $15.4 million in 2010.  These costs included legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

Costs associated with nonperforming assets are itemized in the following table (in thousands):

	2011	2010

Legal and professional	$2,389	$2,609
Repossessed and foreclosed property administration	4,841	4,360
Losses on repossessed and foreclosed properties	8,371	8,446
Total	$15,601	$15,415

In response to the elevated problem asset levels, the related costs to administer these assets and the need to comply with the requirements of the Consent Order, the Board of Directors and management took tangible steps to reduce problem asset levels.  These steps are discussed further in this Item 7 under the heading "Loan Portfolio and Asset Quality" below. Because of these additional steps and as problems loans move through the collection process, the costs associated with nonperforming assets have remained elevated, yet stabilized during 2011.  As we reduce our balances of other real estate owned, we expect these costs to decline.

Salaries and benefit expense increased $331,000, or 1.5%, to $22.2 million in 2011 from $21.9 million in 2010.  This increase was primarily due to our hiring of experienced real estate professionals to facilitate sales of other real estate owned and mortgage origination professionals to increase focus on our consumer portfolios to diversify credit risk.  The impact of these increased costs was mitigated by our continued focus on operational efficiencies, continued curtailment of bonuses and wage increases in response to economic conditions and managed attrition.  We have continued to scale down our operations with the shrinkage in size of the Bank and focus on a disciplined approach to our business.  Salaries and benefit expense are expected to decrease in 2012 due to continued managed attrition.

Legal and professional fees decreased significantly in 2011, from $1.8 million in 2010 to $971,000 in 2011.  These expenses were unusually high in 2010 as a result of legal fees associated with consultation related to the Consent Order, the material weakness reported in our 2009 Form 10-K and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel.  Also, legal fees during 2010 included increased costs associated with an SEC investigation.  By letter dated May 23, 2011, the Commission advised us that the investigation had been completed and that no enforcement action had been recommended to the Commission.  We anticipate continued reductions in legal and professional expenses in 2012.

FDIC assessments decreased to $3.5 million in 2011 compared to $4.7 million in 2010 as a result of our reduced level of deposits and changes to the assessment base implemented by the FDIC.  While these costs have decreased compared to 2010, they are elevated due to our assessment category.  We expect our FDIC assessments for 2012 to decrease due to a smaller assessment base and due to the termination of our Consent Order.  We estimate an annual cost savings of $1.2 million, based on December 31, 2011 asset levels.  Because the Consent Order was not terminated until March 2, 2012, we expect to recognize less than all of these estimated annual cost savings during 2012.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Insurance costs for bond and directors and officers (“D&O”) insurance decreased significantly from $2.2 million in 2010 to $1.5 million in 2011.  Our costs continued to be significantly higher than historically normal levels as a result of a higher rate per dollar of coverage charged due to the perceived increased risk by our insurance carriers from our coming under the Consent Order in 2010.  The reductions experienced in 2011 were a result of our financial condition improvements demonstrated to the insurance carriers and the resulting reduction in premiums charged.  We expect further reductions in these costs in 2012 with the termination of the Consent Order and as we continue to improve our financial performance.

Occupancy expense declined $107,000 in 2011 following a decrease of $287,000 in 2010.  Furniture and equipment expense was down $236,000 in 2011 after a decrease of $472,000 in 2010.  Marketing expenses decreased slightly in 2011 and data processing expenses increased slightly in 2011.   Other expense was down $136,000 in 2011.  The declines in 2011 within these expense areas were the direct result of our continued initiatives to reduce controllable costs.  In addition to eliminating or outsourcing certain backroom functions, these initiatives included restructuring third party contracts, acceleration of electronic delivery for certain customers and trimming controllable costs.

When excluding FDIC assessments and problem asset costs, non-interest expense would have been approximately $41.0 million for 2011, down $1.6 million from $42.6 million for 2010.  We expect efficiency to continue to improve in 2012 as a result of our continued expense reduction initiatives.

Federal Income Tax Expense (Benefit):  We recorded no federal income tax expense or benefit in 2011 and recorded federal income tax expense of $1.3 million in 2010.  We recorded income tax expense of $1.3 million for 2010 primarily related to a reclassification from other comprehensive income for gains recognized in earnings associated with the sale of our investment securities.  A valuation allowance has been maintained on our deferred tax assets each reporting period since 2009.  The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry-back losses to available tax years.  In assessing the need for a valuation allowance, we consider all positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  At December 31, 2011, our tax valuation allowance totaled $24.0 million.  The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.  The realization of our deferred tax assets is largely dependent upon our ability to generate future taxable income.  We returned to profitability in each of the last three quarters of 2010 and each quarter of 2011.  As we continue to generate consistent profitability, the need to maintain the valuation allowance diminishes.  We perform an analysis each quarter as to the need to maintain the valuation allowance.

During the fourth quarter of 2009, a tax law change extended the carry-back of 2009 and 2008 net operating losses to five years from the previous two year carry-back period.  As a result we recorded an $11.4 million favorable tax benefit that reduced our net operating loss for 2009.  This carry-back extension was only available to financial institutions like us that did not receive capital under the U.S. Treasury’s Troubled Asset Relief Program (TARP).  This change allowed us to carry-back and recover the full tax benefit of our 2009 net operating loss.  We received $18.1 million in income tax refunds during 2010 as a result of this tax law change.

FINANCIAL CONDITION

Summary:  Due to the Consent Order and the continuing soft economic conditions, we have been focused on reducing our loan portfolio, reducing exposure in higher loan concentration types and improving our financial condition through increased liquidity, diversification of credit risk, improved capital ratios and reduced reliance on non-core funding.  We have experienced positive results in each of these areas over the past seven quarters.

Total assets were $1.51 billion at December 31, 2011, a decrease of $70.6 million from $1.58 billion at December 31, 2010.  The decrease in total assets was largely from a decline of $146.2 million in our loan portfolio due to efforts to reduce concentration in certain loan types and improve on-balance-sheet liquidity.

The reduction in assets since December 31, 2010 allowed us to reduce wholesale funding, including out-of-market deposits from brokers by $84.9 million.  All of our remaining brokered deposits matured and were paid off during 2011.  Total deposits were $1.22 billion at December 31, 2011, down $61.3 million, from $1.28 billion at December 31, 2010.   In addition to the decline in brokered deposits, local jumbo time deposits were down $38.2 million.

Total shareholders’ equity increased by $26.6 million primarily from the successful completion of our shareholder rights offering and public offering of common stock which were completed in June 2011, resulting in net proceeds of $20.3 million.  In addition, net income of $5.8 million contributed to the increase in total shareholders’ equity.  We contributed $10.0 million of the proceeds from the stock offering to the Bank and retained the remaining $10.3 million at the holding company.  This allowed the Bank’s regulatory capital ratios to grow to levels exceeding those required by the Consent Order and to levels ordinarily considered to be “well- capitalized.”  As discussed earlier in this report in Item 1 under “Regulatory Developments”, the Consent Order has been terminated.  As of December 31, 2011, the Bank was categorized as “adequately capitalized” as a result of being subject to the Consent Order.  However, had the Consent Order been terminated as of December 31, 2011, the Bank would have been categorized as “well capitalized.”  We expect the Bank to be categorized as “well capitalized” as of March 31, 2012.

Cash and Cash Equivalents:  Our cash and cash equivalents, which include federal funds sold and short-term investments, were $243.0 million at December 31, 2011 compared to $236.1 million at December 31, 2010. The $6.9 million increase was primarily the result of excess liquidity caused by loan shrinkage exceeding our ability to redeploy proceeds into other earning assets.  These balances are also elevated due to high short term balances maintained by our large deposit customers.  We expect our balances of short term investments to remain high until loan demand materially increases and more attractive investment opportunities emerge.

Securities:  Securities increased $45.6 million to $55.0 million at December 31, 2011 from $9.2 million at December 31, 2010.  We began rebuilding our investment portfolio during the second quarter of 2011.  The balance at December 31, 2011 primarily consisted of U.S. agency securities and various municipal investments.  The balance at December 30, 2010 primarily consisted of U.S. Treasury securities held for collateral purposes.  We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio to continue our diversification of asset quality throughout 2012.

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

Our total loan portfolio decreased $146.2 million to $1.07 billion at December 31, 2011 from $1.22 billion at December 31, 2010.  During 2011, our commercial and industrial loans decreased $37.6 million, commercial real estate loans declined $100.9 million and consumer loans decreased $7.7 million.

A breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2011	Percent of Total Loans	December 31, 2010	Percent of Total Loans
Commercial real estate:(1)
Residential developed	$33,829	3.2%	$46,835	3.8%
Unsecured to residential developers	5,937	0.5	7,631	0.6
Vacant and unimproved	66,046	6.2	71,528	5.9
Commercial development	4,586	0.4	8,952	0.7
Residential improved	82,337	7.7	96,784	8.0
Commercial improved	304,070	28.4	355,899	29.2
Manufacturing and industrial	71,462	6.7	81,560	6.7
Total commercial real estate loans	568,267	53.1	669,189	54.9
Commercial and industrial	227,051	21.2	264,679	21.8
Total commercial loans	795,318	74.3	933,868	76.7

Consumer:
Residential mortgage	156,891	14.6	135,227	11.1
Unsecured	1,952	0.2	2,867	0.2
Home equity	101,074	9.4	125,866	10.4
Other secured	15,740	1.5	19,368	1.6
Total consumer	275,657	25.7	283,328	23.3

Total loans	$1,070,975	100.0%	$1,217,196	100.0%

(1) Includes both owner occupied and non-owner occupied commercial real estate.

Our consumer residential  mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 15% of portfolio loans at the end of 2011, up from 11% of portfolio loans at the end of 2010 as we execute our strategy to diversify our credit risk from commercial real estate.  A large portion of our residential mortgage loan origination volume of these types of loans continues to be sold on the secondary market with servicing released.

As a result of our holding more of our residential mortgage production in portfolio (which increased $21.7 million in 2011), we saw a decrease in the volume of residential mortgage loans originated for sale during 2011 compared to 2010.  Residential mortgage loans originated for sale were $84.5 million in 2011 compared to $93.8 million in 2010.  We have not yet had to repurchase any loans sold, however, due to market conditions many banks are being required to repurchase loans due to actual or alleged failure to strictly conform to the investor’s purchase criteria.  During 2012, we expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to stabilize the recent decreases we have experienced in the loan portfolio and diversify our credit risk.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans decreased to $118.8 million at December 31, 2011 from $148.1 million at December 31, 2010 and comprised approximately 11% of our portfolio loans at the end of 2011 and 12% at the end of 2010.

The decline in the commercial loan portfolio during 2011 and 2010 reflected the continuing soft economic conditions in West Michigan and efforts to reduce our exposure within certain credit concentrations.  We focused our efforts throughout 2010 and 2011 on reducing our exposure to residential land development loans which were the source of most of our loan losses since 2008, thereby diversifying our commercial loan portfolio and improving asset quality.  We expect continued shrinkage, though at a slower pace, in our real estate development portfolios as we continue to diversify our credit exposure.

Total commercial loans, consisting of commercial and industrial loans and commercial real estate loans, were $795.3 million at December 31, 2011 and $933.9 million at December 31, 2010.  This portfolio remains our largest loan segment and accounted for approximately 74% of the total loan portfolio at December 31, 2011 and 77% at December 31, 2010.  Our commercial loan portfolio is made up of loans to small and mid-sized business.

Our commercial and industrial loan portfolio decreased by $37.6 million to $227.1 million at December 31, 2011 and represented 21% of our commercial portfolio.  The decrease was primarily from a general decline in business activity resulting from the soft economy.  The commercial real estate loan portfolio declined by $100.9 million due to substantial efforts to reduce problem loans and overall exposure in this segment.

Commercial real estate accounted for approximately 53% of the commercial loan portfolio at December 31, 2011 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties.  In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development.  Improved loans are generally secured by properties that are under construction or completed and placed in use.  Development loans are secured by properties that are in the process of development or fully developed.  Vacant land loans are secured by raw land for which development has not yet begun and agricultural loans.

Total commercial real estate loans declined $100.9 million since December 31, 2010 as we continued to focus on reducing our real estate loan concentrations and balances.  Commercial loans related to residential real estate, the portfolio that has created the majority of stress within our loan portfolio, declined $29.1 million.  The balance of commercial loans secured by nonresidential real estate declined $71.5 million since December 31, 2010.  We expect continued reductions, though at a slower pace in 2012, in our commercial real estate loan portfolio.

The following table shows our loan origination activity for portfolio loans during 2011, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Loan Originations 2011	Percent of Total Originations	Average Loan Size 2011
Commercial real estate:
Residential developed	$14,284	4.0%	$571
Unsecured to residential developers	---	---	---
Vacant and unimproved	16,766	4.7	699
Commercial development	80	---	80
Residential improved	27,709	7.8	187
Commercial improved	36,363	10.2	455
Manufacturing and industrial	8,656	2.5	346
Total commercial real estate loans	103,858	29.2	343
Commercial and industrial	172,655	48.5	32
Total commercial loans	276,513	77.7	48

Consumer:
Residential mortgage	57,820	16.3	172
Unsecured	442	0.1	10
Home equity	17,561	4.9	65
Other secured	3,392	1.0	11
Total consumer	79,215	22.3	35

Total portfolio loan originations	$355,728	100.0%	$53

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets.  At December 31, 2011, nonperforming assets totaled $95.4 million compared to $133.4 million at December 31, 2010.  The relative level of new loans moving to a nonperforming status has significantly declined as our efforts to proactively address credit risks have taken hold.  During 2010, we completed an independent re-evaluation of our commercial loan portfolio.  Significant progress was made to accelerate workout strategies with problem assets, leading to several properties moving to other real estate owned, which increased by $8.5 million since December 31, 2010.  Based on the amount of loans currently in their redemption period ($2.1 million at December 31, 2011), we expect reduced levels of loans moving into other real estate owned in 2012.  Proceeds from sales of foreclosed properties were $21.5 million in 2011 resulting in a net gain of $1.5 million.  This is an increase from the volume of sales in 2010, when we experienced proceeds of $16.0 million and realized a net loss of $167,000.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing.  As of December 31, 2011, nonperforming loans totaled $28.9 million, or 2.70% of total portfolio loans, compared to $75.4 million, or 6.19% of total portfolio loans, at December 31, 2010.

Loans for development or sale of 1-4 family residential properties comprised a large portion of non-performing loans.  They were approximately $8.5 million, or 29.4% of total non-performing loans, at December 31, 2011 compared to $22.1 million, or 29.3% of total non-performing loans, at December 31, 2010.  The remaining balance of non-performing loans at December 31, 2011 consisted of $8.4 million of commercial real estate loans secured by various types of non-residential property, $9.6 million of commercial and industrial loans, and $2.4 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans.  Foreclosed assets totaled $66.4 million at December 31, 2011 compared to $58.0 million at December 31, 2010.  Of this balance, there were 135 commercial real estate loan properties totaling approximately $60.4 million. The remaining balance was comprised of 69 residential properties totaling approximately $6.0 million.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach.  Updated property valuations are obtained at least annually on all foreclosed assets to ensure proper carrying values are maintained.

At December 31, 2011, our foreclosed asset portfolio had a weighted average age held in portfolio of 482 days.  Below is a breakout of our foreclosed asset portfolio at December 31, 2011 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property type	Carrying Value at December 31, 2011	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$4,538	14.1%	37.2%
Residential Lot	1,463	30.5%	56.4%
Multi-Family	330	10.2%	42.1%
Vacant Land	8,439	30.2%	47.5%
Residential Development	21,478	25.8%	58.3%
Commercial Office	7,556	16.9%	49.5%
Commercial Industrial	2,061	6.9%	25.4%
Commercial Improved	20,573	6.3%	27.1%
	$66,438	19.0%	46.7%

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31, 2011	December 31, 2010
Nonaccrual loans	$26,876	$74,761
Loans 90 days past due and still accruing	2,070	600
Total nonperforming loans (NPLs)	28,946	75,361
Foreclosed assets	66,438	57,984
Repossessed assets	---	50
Total nonperforming assets (NPAs)	95,384	133,395
Accruing restructured loans (ARLs) (1)	55,679	25,395
Total NPAs and ARLs	$151,063	$158,790

NPLs to total loans	2.70%	6.19%
NPAs to total assets	6.33%	8.45%

(1)
Comprised of approximately $40.9 million and $12.1 million of commercial loans and $14.8 million and $13.3 million of consumer loans whose terms have been restructured at December 31, 2011 and December 31, 2010, respectively.  Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for Loan Losses:  Determining the appropriate level of the allowance for loan losses is highly subjective.  As loan losses escalated over 2008 and 2009 and then began to slow in 2010 and stabilize in 2011, we re-evaluated and refined our approach to determining the allowance for loan losses.  Timely identification of risk rating changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance.  The internal risk rating system is discussed below.

In early 2010, our Loan Review function began reporting functionally to the Audit Committee.  The Risk Management department is now administratively responsible for the Loan Review function.  Under this framework, all commercial loan risk ratings are independently evaluated by our internal loan review function upon origination or renewal.  In addition, the majority of our commercial loans are independently reviewed by our internal loan review function at least annually to monitor the accuracy and completeness of the watch list and all risk ratings.  Also, we complete our analysis of the adequacy of the allowance for loan losses on a monthly basis versus the quarterly approach used prior to 2010.  These actions were intended to further strengthen our process for establishing, in a timely fashion, the amount of the allowance for loan losses that management believes to be appropriate in light of changes in the condition of our loan portfolio.

The allowance for loan losses at December 31, 2011 was $31.6 million, a decrease of $15.8 million, compared to $47.4 million at December 31, 2010.  The balance of the allowance for loan losses represented 2.95% of total portfolio loans at December 31, 2011 compared to 3.90% of total portfolio loans at December 31, 2010.  While this ratio decreased, the allowance to nonperforming loan coverage ratio increased significantly from 62.93% at December 31, 2010 to 109.31% at December 31, 2011.

The following is a summary of our portfolio loan balances and changes in the allowance for loan losses and related ratios.

(Dollars in thousands)	December 31
	2011	2010
Portfolio Loans:
Average daily balance of loans for the year	$1,120,857	$1,360,548
Amount of loans outstanding at end of period	1,070,975	1,217,196

Allowance for loan losses:
Balance at beginning of year	$47,426	$54,623
Addition to allowance charged to operations	(4,700)	22,460
Loans charged-off:
Real estate - construction	(3,014)	(9,768)
Real estate - mortgage	(7,704)	(11,499)
Commercial and industrial	(3,198)	(7,400)
Total Commercial	(13,916)	(28,667)
Residential mortgage	(1,559)	(1,364)
Consumer	(976)	(1,806)
	(16,451)	(31,837)
Recoveries:
Real estate - construction	2,541	575
Real estate - mortgage	802	663
Commercial and industrial	1,727	732
Total Commercial	5,070	1,970
Residential mortgage	39	115
Consumer	257	95
	5,366	2,180
Net charge-offs	(11,085)	(29,657)
Balance at end of year	$31,641	$47,426

Ratios:
Net charge-offs to average loans outstanding	.99%	2.18%
Allowance for loan losses to loans outstanding at year end	2.95%	3.90%
Allowance for loan losses to nonperforming loans at year-end	109.31%	62.93%

The continued reduction in net charge-offs over the past several quarters had a significant effect on the historical loss component of our allowance for loan loss computation as did the improvements in our credit quality metrics.  The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011	Quarter Ended December 31, 2010

Commercial loans	$795.3	$819.6	$836.6	$886.4	$933.9
Nonperforming loans	28.9	35.0	40.4	56.1	75.4
Other real estate owned and repo assets	66.4	66.5	65.4	65.0	58.0
Total nonperforming assets	95.4	101.5	105.9	121.1	133.4
Net charge-offs	3.2	1.4	2.9	3.6	5.2
Total delinquencies	13.1	20.7	30.4	41.2	55.7

Nonperforming loans have continually declined since the first quarter of 2010 to $28.9 million at December 31, 2011, which was our lowest level of nonperforming loans since the second quarter of 2007.  The first three quarters of 2011 reflected reduced charge-offs from the linked quarter.  While net charge-offs during the fourth quarter increased, they were still below the level in the first quarter of 2011 and prior year quarters.  Perhaps even more importantly, our total delinquencies have continued to decline, from $124.8 million at March 31, 2010 to just $13.1 million at December 31, 2011.

As discussed earlier, the sustained reduced level of quarterly net charge-offs has had a significant effect on our 18 month (6 quarter) historical loss ratios, which are the base for our allowance for loan loss computation.  The change in the 18 month historical loss ratios from December 31, 2010 to December 31, 2011 reduced the historical loss allocations in our allowance computation by $10.0 million.

These factors all provide for a reduction in our provision for loan losses.  The provision for loan losses decreased $27.2 million to a negative $4.7 million for 2011 compared to $22.5 million for 2010.  Net charge-offs were $11.1 million for 2011 compared to $29.7 million for 2010, a reduction of $18.6 million.  The ratio of net charge-offs to average loans was 0.99% for 2011 compared to 2.18% for 2010.

We are encouraged by the reduced level of charge-offs over the past two years.  We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.  We believe we have seen some stabilization in the pace of decline in economic conditions and real estate markets.  However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our non-performing and impaired loans to acceptable levels.

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

Overall, impaired loans decreased to $84.6 million at December 31, 2011, from $92.2 million at December 31, 2010.  Included in impaired loans at December 31, 2011 were $18.0 million of performing loans that renewed at their existing contractual rates.  Under new accounting guidance applicable beginning with the third quarter of 2011 (ASU 2011-02), because these loans were graded substandard and the contractual rates were less than market rates for similar loans, these loan renewals are considered troubled debt restructurings, and thus are impaired at December 31, 2011.  The specific allowance for overall impaired loans increased $2.2 million to $9.6 million, or 11.3% of total impaired loans, at December 31, 2011 compared to $7.4 million, or 8.0% of total impaired loans, at December 31, 2010.  The decrease in impaired loans was primarily attributable to migration to other real estate owned, loan payoffs and upgrades more than offsetting new loans moving into an impaired status.  As previously discussed under the heading "Portfolio Loans and Asset Quality", this decline was consistent with a relative decline in the level of loans moving to a nonperforming status.  Charge-offs totaling $10.5 million had previously been taken on these impaired loans, bringing the balance to $84.6 million as of December 31, 2011.  Combined with the $9.6 million of specific reserves at December 31, 2011, these loans have been written down 24%.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2011 reflected a sizeable decrease in net charge-off experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods.  Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general commercial loan allowance decreased to $18.9 million at December 31, 2011 compared to $35.1 million at December 31, 2010.  This resulted in a general reserve percentage allocated at December 31, 2011 of 2.61% of commercial loans, a decrease from 4.10% at December 31, 2010.   The qualitative component of our allowance allocated to commercial loans was $14.3 million at December 31, 2011 (down from $14.7 million at December 31, 2010) to maintain the allowance balances despite the reduction in the historical loss rate.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.1 million at December 31, 2011 compared to $5.0 million at December 31, 2010.  The decrease was related to significant improvements in delinquencies in both residential mortgage and consumer loan portfolios.

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

Loans are assigned a loss allocation factor for each loan class based principally on the loss history for each risk rating within each loan category.  Commercial real estate loans are stratified and grouped by the type of real estate securing such loans for determining the loan classification category.  For 2009 and the first three quarters of 2010 the loss history was based upon the latest 12 month period, as this was considered most representative within the then current economic cycle.  However, given the significant improvement in our charge-off history over the 12 month periods in late 2010, we determined that an 18 month (6 quarter) historical period was more appropriate for the fourth quarter 2010 as heavy charge-off months would have rolled off the 12 month period, and would have resulted in a substantially smaller overall allowance balance.  Until overall levels of nonperforming loans decline over a sustained period, we believe such a reduction in the allowance balance would be premature.  The historical loss allocation factor used is adjusted for consideration of significant qualitative factors that affect the collectability of the portfolio as of the analysis date.  The worse the risk rating assigned to a loan category, the greater the loss allocation factor that is applied.

The qualitative factors assessed and used to adjust historical loss experience reflect our best assessment of the impact of economic trends, delinquency and other problem loan trends, trends in valuations supporting underlying collateral, changes in loan portfolio concentrations and changes in internal credit administration practices have on probable losses inherent in our loan portfolio.  Qualitative adjustments are inherently subjective and there can be no assurance that these adjustments have properly identified probable losses in our loan portfolio.  More information regarding the subjectivity involved in determining the estimate of the allowance for loan losses may be found in this Item 7 of the report under the heading "Critical Accounting Policies and Estimates."

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

	December 31
(Dollars in thousands)	2011		2010
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$26,821	74%	$42,011	77%
Residential mortgage	3,092	15%	2,155	11%
Consumer	1,728	11%	3,260	12%

Total	$31,641	100%	$47,426	100%

The components of the allowance for loan losses were as follows:

	December 31
(Dollars in thousands)	2011		2010

	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$48,738	$7,845	$29,915	$6,910
Impaired with no allowance recorded	20,788	0	48,519	0
Loss allocation factor on non-impaired loans	725,792	18,975	855,434	35,101
	795,318	26,820	933,868	42,011
Residential mortgage and consumer:
Reserves on residential mortgage troubled debt restructurings	15,085	1,752	13,752	458
Loss allocation factor	260,572	3,069	269,576	4,957

Total	$1,070,975	$31,641	$1,217,196	$47,426

With the exception of certain TDRs, impaired commercial loans at December 31, 2011 were classified as substandard or worse per our internal risk rating system.  The $15.1 million of residential mortgage troubled debt restructurings were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  We have been active at utilizing these programs and working with our customers to reduce the risk of foreclosure.  Additional information regarding impaired loans at December 31, 2011 and 2010 may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 3.

The decrease in the level of the allowance for 2011 was due to decreases in net charge-offs from commercial loans, shrinkage in the overall loan portfolio during 2011, a reduction in the level of impaired loans and nonperforming loans, and improvement in the loan grades, which provides a lower allocation.  Our weighted average loan grade improved from 4.38 at December 31, 2010 to 4.19 at December 31, 2011.  The decrease of $15.2 million in reserves on commercial loans was due to a $16.1 million decrease in the loss allocation factor allowance on non-impaired loans, partially offset by a $935,000 increase in specific reserves on impaired loans.  The decrease in the loss experience incurred during this period and a general improvement in the credit quality and the overall risk ratings of commercial loans is the primary reason for this decrease.

The general allowance for residential real estate and consumer loans was $3.1 million at December 31, 2011 compared to $5.0 million at December 31, 2010.  The decrease was largely related to improvements in delinquency for residential mortgages and home equity loans at December 31, 2011 compared to December 31, 2010.

Of the $31.6 million allowance at December 31, 2011, 30% related to specific allocations on impaired loans, 60% related to the formula allowance on commercial loans and 10% related to general allocations for homogeneous loans.  Of the $47.4 million allowance at December 31, 2010, 15% related to specific allocations on impaired loans, 74% related to formula allowance on commercial loans and 11% related to general allocations for homogeneous loans.

Of the $22.0 million total formula based allowance for loan loss allocations at December 31, 2011, $15.0 million is from general/environmental allocations with $7.0 million driven from historical experience.  Of the $35.1 million total formula based allowance for loan loss allocations at December 31, 2010, $14.7 million is from general/environmental allocations with $20.4 million driven from historical experience.

The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans, which have largely resulted in the need to increase the allowance for loan losses, may be found in this Item 7 of the report under the heading "Loan Portfolio and Asset Quality" above and in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 3.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2011, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown may result in additional losses in 2012.

Premises and Equipment:  Premises and equipment totaled $55.4 million at December 31, 2011, representing a decrease of $1.6 million from $57.0 million at December 31, 2010.  The decline was largely from depreciation of current facilities in excess of capital additions during 2011.  When economic conditions and financial performance improve, we will assess the prospects for future branch expansion.

Deposits:  Total deposits decreased $61.3 million to $1.22 billion at December 31, 2011, as compared to $1.28 billion at December 31, 2010.

Because of the decline in assets during 2011, we decreased many of our higher costing deposits. The decline in deposits was primarily from a $48.2 million decrease in out-of-market deposits generated from brokers and a $38.2 million decrease in local jumbo time deposits.  The Bank had no brokered deposits as of December 31, 2011.

The overall declines in deposit categories noted above were partially offset by growth in balances of personal and business checking and savings accounts.  Non-interest checking account balances increased $68.4 million during 2011.  These increases are particularly noteworthy considering the limited economic expansion in Western Michigan. We believe our growth in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 27% of total deposits at December 31, 2011 compared to 20% of total deposits at December 31, 2010.  Part of the reason for the increase in noninterest bearing demand accounts was associated with temporary insurance programs provided for these account types by the U.S Government.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid and insured account types.  Interest bearing demand, including money market and savings accounts, comprised 48% of total deposits at December 31, 2011 compared to 45% at the end of 2010. Time accounts as a percentage of total deposits were 25% at December 31, 2011 compared to 35% at December 31, 2010.

Additional information about the restrictions on the Bank's deposit gathering activities may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 1 and is here incorporated by reference.

Borrowed Funds:  Borrowed funds consist of advances from the Federal Home Loan Bank, long-term debt associated with the issuance of trust preferred securities, subordinated debt, and federal funds purchased provided by our correspondent banks.

Borrowed funds totaled $191.5 million at December 31, 2011; including $148.6 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.  Borrowed funds totaled $228.2 million at December 31, 2010; including $185.3 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.

As discussed in Item 8 of this report in Note 8 to the Consolidated Financial Statements, during the third quarter of 2011 we modified the terms of six of our FHLB advances, resulting in the lengthening of the maturity from 1.49 years to 4.76 years and reducing the weighted average rate on those advances from 1.93% to 1.72%.  This transaction was executed to provide an interest rate maturity distribution to match with our strategy of holding more long-term fixed rate residential mortgages in our loan portfolio.

We have exercised our right to defer interest payments on our trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, we may not declare or pay any dividends on our common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.  Through December 31, 2011, we have deferred interest payments for nine quarters.  We continue to accrue interest during the deferral period and at December 31, 2011 total interest accrued for trust preferred securities was $3.1 million, compared to $1.7 million at December 31, 2010.

Borrowed funds decreased during 2011 as we were able to payoff maturing borrowings with excess liquidity derived from shrinkage in assets on our balance sheet.

CAPITAL RESOURCES

Holding Company:
Total shareholders’ equity was $94.4 million at December 31, 2011 compared to $67.8 million at December 31, 2010.  The increase was primarily a result of the successful completion of our shareholder rights offering and public offering of common stock which were completed in June 2011.  The offerings resulted in the issuance of 8,912,372 shares of common stock and net proceeds of $19.3 million.  The conversion of our 2% Subordinated Note due 2018 resulted in the issuance of 491,380 shares of common stock, adding $1.0 million to shareholders’ equity.  Also positively impacting total shareholders’ equity was the $5.8 million of net income earned during 2011.

Our regulatory capital ratios improved throughout 2011 and ended the year at their highest levels since December 31, 1999.  The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters.

	Dec 31, 2011	Sept 30, 2011	June 30, 2011	March 31, 2011	Dec 31, 2010	Sept 30, 2010	June 30, 2010	March 31, 2010

Total capital to risk weighted assets	13.2%	12.9%	12.7%	10.3%	9.7%	9.3%	8.8%	8.3%

Tier 1 capital to average assets	8.3%	8.1%	8.1%	5.8%	5.8%	5.4%	5.3%	4.8%

Cash dividends of $2.9 million were declared on preferred shares during 2009.  Following this, we suspended payment of cash dividends on our common and preferred stock for the remainder of 2009 and ever since then in an effort to preserve capital.  As disclosed in Note 1 of the Consolidated Financial Statements, the Bank has an understanding with its regulators that it will not declare or pay any dividend without their prior written consent.  As the payment of future cash dividends by Macatawa Bank Corporation is largely dependent upon dividends received from the Bank out of its earnings, we do not expect to pay cash dividends in the near term.  During the period that we do not declare and pay cash dividends on our preferred stock, we may not declare and pay cash dividends on our common stock.  We expect to reassess our ability to resume the payment of dividends on our preferred and common stock if and when current levels of cash, earnings and capital are at acceptable levels and the prospects are positive for sustained economic growth and improved performance.

Additional information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings “Regulatory Developments” and “Supervision and Regulation,” and in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements, and is here incorporated by reference.

We earlier increased our capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008.  During second and third quarters of 2009, we increased our capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt discussed above.  We had no preferred or common stock issuances during 2010.  As discussed above, during 2011 we issued $20.3 million in common stock.  We had no preferred stock issuances during 2011.  For more information regarding the private offerings, see Item 8 of this report under the Notes to the Consolidated Financial Statements in Note 18.

The following table shows the Company’s various consolidated capital ratios for 2011 and 2010.

As of and for the year ended December 31,	2011	2010
Average equity to average assets	5.4%	4.3%
Total risk-based capital	13.2%	9.7%
Tier 1 risk-based capital	11.0%	6.9%
Tier 1 capital to average assets	8.3%	5.8%

Capital ratios have been positively impacted by the decline in our total assets and the common stock issuance in 2011.  Approximately $31.3 million of the $40.0 million of trust preferred securities outstanding at December 31, 2011 qualified as Tier 1 capital.  The remaining $8.7 million qualified as Tier II capital, a component of total risk-based capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

Macatawa Bank:

The Bank was categorized as "adequately capitalized" at December 31, 2011.  The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as “well capitalized’ at December 31, 2011.  However, because the Bank was subject to the Consent Order at December 31, 2011, the Bank could not be categorized as “well capitalized” regardless of its actual capital levels.  Under the Consent Order, the Bank was required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  At December 31, 2011, the Bank was in compliance with each of these capital ratios.  The following table shows the Bank’s various capital ratios at December 31, 2011 and 2010.

As of and for the year ended December 31,	2011	2010
Average equity to average assets	7.8%	6.7%
Total risk-based capital	12.5%	9.7%
Tier 1 risk-based capital	11.2%	8.4%
Tier 1 capital to average assets	8.4%	7.1%

As discussed earlier in this report in Item 1 under “Regulatory Developments”, the Consent Order has been terminated.  Had the Consent Order been terminated as of December 31, 2011, the Bank would have been categorized as “well capitalized.”  We expect the Bank to be categorized as “well capitalized” as of March 31, 2012. In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators to maintain a Tier 1 Leverage Capital Ratio of at least 8%, which the Bank exceeded at December 31, 2011.

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

In response to the volatile conditions in the national markets since 2008, we have actively pursued initiatives to further strengthen our liquidity position.  The Bank has made significant progress to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and is focused on achieving a non-core funding dependency ratio of below its peer group average.  During 2011, we paid off $48.2 million in brokered deposits and had no such deposits outstanding at December 31, 2011.  Since December 31, 2008, we have reduced our brokered deposits by $337.8 million.  We also reduced other borrowed funds by $36.7 million in 2011, thereby shrinking non-core funding by a total of $84.9 million during 2011.  We sold our investment security portfolio in the second quarter of 2010 and reinvested the proceeds into short term investments.  We continued to maintain a large portion of these proceeds in liquid investments throughout 2011.  The Bank held $212.1 million of liquid money market investments at December 31, 2011.

In addition to strategies focused on improving the liquidity of the balance sheet, the Bank’s borrowing capacity from correspondent banks has been improved and was approximately $111.6 million as of December 31, 2011.

In the normal course of business, we enter into certain contractual obligations including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at December 31, 2011.

(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Subordinated debt		---		---		---	1,650
Time deposit maturities		225,757		41,954		37,425	---
Other borrowed funds		36,781		23,715		85,989	2,118
Total		$262,538		$65,669		$123,414	$45,006

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2011, we had a total of $230.7 million in unused lines of credit, $60.9 million in unfunded loan commitments and $3.2 million in standby letters of credit.

Liquidity of Holding Company:The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored.  Throughout 2010 and 2011, the Company has not received dividends from the Bank and the Company has suspended payment of dividends on its common stock.  Under the Bank’s understanding with the FDIC and OFIR and the Written Agreement with the FRB, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010 and 2011until further action by the Board of Directors.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010 and 2011, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

As discussed earlier, on June 7, 2011, the Company closed its shareholder rights offering, resulting in the issuance of 4,456,186 shares of common stock.  On June 29, 2011, the Company closed its public offering, resulting in the issuance of 4,456,186 shares of common stock.  These offerings resulted in net proceeds of $19.3 million.  The conversion of our 2% Subordinated Note due 2018 into 491,830 shares of common stock provided another $1.0 million in proceeds.  The Company contributed $10.0 million of the proceeds to the Bank and retained the remaining $10.3 million at the holding company level.

Additional information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings “Regulatory Developments” and “Supervision and Regulation,” in this Item 7 under the under the heading "Capital Resources," and in Item 8 of this report in Notes 1 and 18 to the Consolidated Financial Statements, and is here incorporated by reference.

The Company’s cash balance at December 31, 2011 was $10.5 million.  The Company believes it has sufficient liquidity to meet its cash flow requirements for 2012.

For information on the liquidity risks we face, see the risk factors in Item 1A of this report entitled "We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations," and "If the condition of the Bank's loan portfolio worsens, its ability to borrow funds from the Federal Home Loan Bank could be adversely affected, which could materially adversely affect the Bank's and the Company's liquidity position."

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2011.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2011, we had gross deferred tax assets of $26.7 million, gross deferred tax liabilities of $2.7 million and a valuation allowance of $24.0 million for the entire amount of net deferred tax assets.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Based upon a number of factors, including our net operating loss in recent years and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded that we needed to continue to maintain a valuation allowance during 2011 for our net deferred tax assets. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established.

ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8:	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

March 7, 2012
Grand Rapids, Michigan

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in thousands, except per share data)

	2011	2010
ASSETS
Cash and due from banks	$30,971	$21,274
Federal funds sold and other short-term investments	212,071	214,853
Cash and cash equivalents	243,042	236,127

Securities available for sale, at fair value	54,746	9,120
Securities held to maturity (fair value 2011 - $300, 2010 - $83)	300	83
Federal Home Loan Bank (FHLB) stock	11,236	11,932
Loans held for sale, at fair value	1,026	2,537
Total loans	1,070,975	1,217,196
Allowance for loan losses	(31,641)	(47,426)
	1,039,334	1,169,770
Premises and equipment - net	55,358	56,988
Accrued interest receivable	3,595	3,845
Bank-owned life insurance	25,957	25,014
Other real estate owned	66,438	57,984
Other assets	6,635	4,861

Total assets	$1,507,667	$1,578,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$324,253	$255,897
Interest-bearing	891,036	1,020,723
Total	1,215,289	1,276,620
Other borrowed funds	148,603	185,336
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	6,461	5,575
Total liabilities	1,413,241	1,510,419

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,082,823 and 17,679,621 shares issued and outstanding at December 31, 2011 and 2010, respectively	187,709	167,321
Retained deficit	(126,825)	(132,654)
Accumulated other comprehensive income	378	11
Total shareholders’ equity	94,426	67,842

Total liabilities and shareholders’ equity	$1,507,667	$1,578,261

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2011 and 2010
(Dollars in thousands, except per share data)

	2011		2010
Interest income
Loans, including fees		$59,334		$73,544
Securities
Taxable		497		1,049
Tax-exempt		38		775
FHLB stock		294		230
Federal funds sold and other short-term investments		616		405
Total interest income		60,779		76,003

Interest expense
Deposits		9,273		17,295
Other borrowings		3,609		6,579
Subordinated and long-term debt		1,598		1,562
Total interest expense		14,480		25,436

Net interest income		46,299		50,567
Provision for loan losses		(4,700)		22,460

Net interest income after provision for loan losses		50,999		28,107

Noninterest income
Service charges and fees		3,692		4,252
Net gains on mortgage loans		1,728		1,462
Trust fees		2,543		3,079
ATM and debit card fees		3,963		3,789
Gain on sales of securities		---		2,715
Other		2,966		2,726
Total noninterest income		14,892		18,023

Noninterest expense
Salaries and benefits		22,217		21,886
Occupancy of premises		3,949		4,056
Furniture and equipment		3,318		3,554
Legal and professional		971		1,787
Marketing and promotion		834		835
Data processing		1,284		1,260
FDIC assessment		3,472		4,706
ATM and debit card processing		1,206		1,134
Bond and D&O insurance		1,512		2,214
Losses on repossessed and foreclosed properties		8,371		8,446
Administration and disposition of problem assets		7,230		6,969
Other		5,698		5,834
Total noninterest expenses		60,062		62,681

Income (loss) before income tax		5,829		(16,551)
Income tax expense		---		1,303
Net income (loss)		5,829		(17,854)
Dividends declared on preferred shares		---		---
Net income (loss) available to common shares		$5,829		$(17,854)

Basic earnings (loss) per common share		$.26		$(1.01)
Diluted earnings (loss) per common share		$.26		$(1.01)
Cash dividends per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2011 and 2010
(unaudited)

(dollars in thousands)	2011	2010

Net income (loss)	$5,829	$(17,854)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on securities available for sale	367	(668)
Less: reclassification adjustment for gain recognized in earnings, net of tax	---	(1,765)
Other comprehensive income (loss), net of tax	367	(2,433)

Comprehensive income (loss)	$6,196	$(20,287)

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2011 and 2010
(Dollars in thousands, except per share data)

	Preferred Stock		Common	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2010	$30,604	$2,560	$167,183	$(114,800)	$2,444	$87,991

Net loss				(17,854)		(17,854)

Net change in unrealized gain (loss) on securities available for sale, net of tax					(2,433)	(2,433)

Stock compensation expense			138			138

Balance, December 31, 2010	30,604	2,560	167,321	(132,654)	11	67,842

Net income				5,829		5,829

Net change in unrealized gain (loss) on securities available for sale, net of tax					367	367

Net proceeds from sale of 8,912,372 shares of common stock on June 7, 2011 and June 29, 2011			19,319			19,319

Conversion of subordinated note to 491,830 shares of common stock on June 29, 2011			1,003			1,003

Stock compensation expense			66			66

Balance, December 31, 2011	$30,604	$2,560	$187,709	$(126,825)	$378	$94,426

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
Cash flows from operating activities
Net income (loss)	$5,829	$(17,854)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,117	2,956
Stock compensation expense	66	138
Provision for loan losses	(4,700)	22,460
Origination of loans for sale	(84,470)	(93,764)
Proceeds from sales of loans originated for sale	87,709	93,338
Net gains on mortgage loans	(1,728)	(1,462)
Gain on sales of securities	---	(2,715)
Gain on sale of bank property	---	(574)
Write-down of other real estate	9,879	8,277
Net (gain) loss on sale of other real estate	(1,515)	167
Decrease (increase) in accrued interest receivable and other assets	(1,980)	22,543
Earnings in bank-owned life insurance	(943)	(619)
Increase (decrease) in accrued expenses and other liabilities	889	642
Net cash from operating activities	12,153	33,533

Cash flows from investing activities
Loan originations and payments, net	96,778	218,715
Purchases of securities available for sale	(72,944)	(18,985)
Purchases of securities held to maturity	(300)	---
Proceeds from:
Maturities and calls of securities available for sale	27,495	32,625
Maturities and calls of securities held to maturity	---	277
Sales of securities available for sale	---	105,553
Principal paydowns on securities	273	88
Redemption of FHLB stock	696	343
Sales of other real estate	21,540	16,003
Sale of bank property	---	2,250
Additions to premises and equipment	(1,031)	(620)
Net cash from investing activities	72,507	356,249

Cash flows from financing activities
Net increase (decrease) in in-market deposits	(13,159)	18,636
Decrease in brokered deposits	(48,172)	(158,353)
Proceeds from other borrowed funds	10,000	120,000
Repayments of other borrowed funds	(46,733)	(212,687)
Proceeds from issuance of subordinated note	1,000	---
Proceeds from sale of common stock, net	19,319	---
Net cash from financing activities	(77,745)	(232,404)

Net change in cash and cash equivalents	6,915	157,378

Beginning cash and cash equivalents	236,127	78,749

Ending cash and cash equivalents	$243,042	$236,127

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
Supplemental cash flow information:
Interest paid	$13,364	$24,963
Income taxes paid (refunded)	---	(18,118)

Supplemental noncash disclosures:
Transfers from loans to other real estate	38,358	45,248
Transfer from fixed assets to other real estate	---	1,676
Conversion of subordinated note to 491,830 shares of common stock	1,003	---

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Regulatory Developments:

Termination of Consent Order with Macatawa Bank and its Regulators

On February 22, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Office of Financial and Insurance Regulation ("OFIR"), the primary banking regulators of the Bank. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices.  The Consent Order imposed no fines or penalties on the Bank.  As a result of the improvement in our financial condition and results of operations, our implementation of additional corporate governance practices and disciplined business and banking principles, and our compliance with the Consent Order, upon completion of the Bank’s 2011 joint examination by the FDIC and OFIR, the FDIC and OFIR terminated the Consent Order effective March 2, 2012

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a memorandum of understanding (“MOU”), which maintains many of the controls and procedures put in place by the Bank in response to the Consent Order, including: maintenance of a Tier 1 Leverage Capital Ratio of at least 8%, formulating and submitting a written plan of action on each asset classified as Substandard in the Report of Examination (“ROE”), charge-off of all assets classified as “Loss” in the ROE, submission of a written Profit Plan, Board review of the adequacy of the allowance for loan and lease losses each quarter and the receipt of prior written consent of the FDIC and OFIR before the Bank declares or pays any dividends.  The Bank was in compliance with each of these requirements as of the date of filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Written Agreement with Macatawa and its Regulator

The Company has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB").  The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010.  Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval.  The Company separately requested and received approval from the FRB to make each 2011 quarterly interest payments on its $1.65 million in outstanding subordinated debt.  Each quarter the Company requests approval from the FRB to make the next quarter's interest payment on its subordinated debt and is continuing to accrue the interest amounts due.

We believe that as of December 31, 2011, the Company was in compliance with all material respects with all the provisions of the Written Agreement.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, fair value of intangible assets, valuation of deferred tax assets, loss contingencies, fair value of other real estate owned and fair values of financial instruments are particularly subject to change.

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 53% of total loans.  Commercial and industrial loans total 21%, while residential real estate and consumer loans make up the remaining 26%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2011 and 2010.

Federal Home Loan Bank (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.  Management has determined that there is no impairment of FHLB stock.  Both cash and stock dividends are reported as income.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2011 and 2010 these loans had a net unrealized gain of $20,510 and $40,163 which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans.  Management believed the estimated allowance for loan losses to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2011, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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
December 31, 2011 and 2010

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2011 and 2010.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had a core deposit intangible asset with a balance of $63,750 and $321,750 at December 31, 2011 and 2010, respectively.

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

Mortgage Banking Derivatives:  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  At times, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  During 2011 and 2010, the Company did not use forward commitments, but instead entered into best efforts agreements.  Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $69,363 and ($126,674) at December 31, 2011 and 2010.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and the conversion of the Company’s convertible preferred stock.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $3,543,000 and $2,386,000 at December 31, 2011 and 2010 was required to meet regulatory reserve and clearing requirements.

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

Dividend Restriction:  Banking regulations and the Bank's MOU with its regulators require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to shareholders.  This is discussed further in this Note 1 under "Regulatory Developments" above and elsewhere in the Notes to the Consolidated Financial Statements.

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

Segment Reporting:  The Company, through the branch network of the Bank, provides a broad range of financial services to individuals and companies in western Michigan.  These services include demand, time and savings deposits; lending; ATM and debit card processing; cash management; and trust and brokerage services.  While the Company’s management team monitors the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one operating segment – commercial banking.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

In April 2011, the FASB issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU provides guidance for companies when determining whether a loan modification is a troubled debt restructuring. The ASU also provides additional disclosure requirements. It is effective for public companies for interim and annual periods beginning on or after June 15, 2011. The guidance is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) to determine whether they are now considered troubled debt restructurings (TDRs). The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the applicable accounting guidance. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance for those loans newly identified as impaired.  In 2011, the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired was $26.6 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $1.9 million. Adoption of this guidance did not materially affect the amount of allowance allocated to these loans.

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends accounting standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The FASB also issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  This standard delays the requirement to present on the face of the financial statements the effect of reclassifications out of comprehensive income.  This requirement is now effective for fiscal years ending after December 15, 2012.  The Company early adopted ASU 2011-05 in 2011 by adding a statement of comprehensive income, consistent with presentation in the Company’s quarterly filings.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Standards:

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

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU by the Company is not expected to be material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at year-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
December 31, 2011
Available for Sale
U.S. Treasury and federal agency securities	$31,261		$238	$	---	$31,499
Tax-exempt state and municipal bonds	4,292		116		---	4,408
Taxable state and municipal bonds	16,531		239		(54)	16,716
Corporate bonds	1,081		1		(1)	1,081
Other equity securities	1,000		42		---	1,042

	$54,165		$636		$(55)	$54,746
Held to Maturity
State and municipal bonds	$300	$	---	$	---	$300

December 31, 2010
Available for Sale
U.S. Treasury and federal agency securities	$8,103		$6	$	---	$8,109
Other equity securities	1,000		11		---	1,011

	$9,103		$17	$	---	$9,120
Held to Maturity
Tax-exempt state and municipal bonds	$83	$	---	$	---	$83

Securities with unrealized losses at year-end 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):  The Company had no securities with unrealized losses at year-end 2010.

	Less than 12 Months				12 Months or More				Total
	Fair Value		Unrealized Loss		Fair Value		Unrealized Loss		Fair Value		Unrealized Loss

December 31, 2011
U.S. Treasury and federal agency securities	$	---	$	---	$	---	$	---	$	---	$	---
Tax-exempt state and municipal bonds		---		---		---		---		---		---
Taxable state and municipal bonds		6,196		(54)		---		---		6,196		(54)
Corporate bonds		539		(1)		---		---		539		(1)
Other equity securities		---		---		---		---		---		---

Total temporarily impaired		$6,735		$(55)	$	---	$	---		$6,735		$(55)

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.   Management determined that no OTTI charges were necessary during 2011 and 2010.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at December 31, 2011 were as follows (dollars in thousands):

	Held-to-Maturity Securities				Available-for-Sale Securities
	Amortized Cost		Fair Value		Amortized Cost		Fair Value

Due in one year or less	$	---	$	---	$	---	$	---
Due from one to five years		---		---		19,729		19,980
Due from five to ten years		---		---		28,276		28,479
Due after ten years		300		300		5,160		5,245

		$300		$300		$53,165		$53,704

There were no sales of securities in 2011.  Proceeds from the sale of available for sale securities were $105.6 million, resulting in gross gains of $2.7 million for the year ended December 31, 2010.

At December 31, 2011 and 2010, securities with a carrying value of approximately $2.0 million and $2.2 million, respectively, were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law.

NOTE 3 – LOANS

Year-end portfolio loans were as follows (dollars in thousands):

	2011	2010

Commercial and industrial	$227,051	$264,679

Commercial real estate:
Residential developed	33,829	46,835
Unsecured to residential developers	5,937	7,631
Vacant and unimproved	66,046	71,528
Commercial development	4,586	8,952
Residential improved	82,337	96,784
Commercial improved	304,070	355,899
Manufacturing and industrial	71,462	81,560
Total commercial real estate	568,267	669,189

Consumer
Residential mortgage	156,891	135,227
Unsecured	1,952	2,867
Home equity	101,074	125,866
Other secured	15,740	19,368
Total consumer	275,657	283,328

Total loans	1,070,975	1,217,196
Allowance for loan losses	(31,641)	(47,426)

	$1,039,334	$1,169,770

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010 (dollars in thousands):

December 31, 2011	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Loans charged-off	(2,935)	(10,981)	(2,535)	---	(16,451)
Recoveries	1,727	3,343	296	---	5,366
Provision for loan losses	509	(6,860)	1,645	6	(4,700)
Total ending balance	$6,313	$20,475	$4,821	$32	$31,641

December 31, 2010	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,086	$45,759	$2,767	$11	$54,623
Loans charged-off	(6,822)	(21,845)	(3,170)	---	(31,837)
Recoveries	732	1,238	210	---	2,180
Provision for loan losses	7,016	9,821	5,608	15	22,460
Total ending balance	$7,012	$34,973	$5,415	$26	$47,426

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010 (dollars in thousands):

December 31, 2011	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$3,478	$4,367	$1,752	$	---	$9,597
Collectively evaluated for impairment	2,835	16,108	3,069		32	22,044
Total ending allowance balance	$6,313	$20,475	$4,821		$32	$31,641

Loans:
Individually reviewed for impairment	$17,331	$52,195	$15,085	$	---	$84,611
Collectively evaluated for impairment	209,720	516,072	260,572		---	986,364
Total ending loans balance	$227,051	$568,267	$275,657	$	---	$1,070,975

December 31, 2010	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,576	$5,334	$458	$	---	$7,368
Collectively evaluated for impairment	5,436	29,639	4,957		26	40,058
Total ending allowance balance	$7,012	$34,973	$5,415		$26	$47,426

Loans:
Individually reviewed for impairment	$7,757	$70,677	$13,752	$	---	$92,186
Collectively evaluated for impairment	256,922	598,512	269,576		---	1,125,010
Total ending loans balance	$264,679	$669,189	$283,328	$	---	$1,217,196

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – LOANS (Continued)

Total impaired loans of $84.6 million at December 31, 2011 included the additional $26.6 million in TDRs identified upon adoption of the new accounting standard ASU 2011-02.  Since adoption of the new standard was appropriately applied only to restructurings occurring on or after January 1, 2011, the December 31, 2010 impaired loan totals do not include TDRs identified under the new standard.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,485	$3,485	$	---

Commercial real estate:
Residential developed	6,432	2,021		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	5,226	4,265		---
Commercial development	---	---		---
Residential improved	1,943	1,858		---
Commercial improved	5,428	5,162		---
Manufacturing and industrial	3,997	3,997		---
	23,026	17,303
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	200	200		---
Other secured	---	---		---
	200	200		---
	$26,711	$20,988	$	---

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With an allowance recorded:
Commercial and industrial	17,052	13,846	3,478

Commercial real estate:
Residential developed	4,941	4,941	1,960
Unsecured to residential developers	---	---	---
Vacant and unimproved	3,378	2,462	154
Commercial development	220	220	17
Residential improved	12,312	11,809	1,176
Commercial improved	10,590	10,555	844
Manufacturing and industrial	4,905	4,905	216
	36,346	34,892	4,367
Consumer:
Residential mortgage	14,235	14,114	1,713
Unsecured	---	---	---
Home equity	771	771	39
Other secured	---	---	---
	15,006	14,885	1,752
	$68,404	$63,623	$9,597

Total	$95,115	$84,611	$9,597

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Average of impaired loans during the period:
Commercial and industrial	$7,622	$9,462

Commercial real estate:
Residential developed	12,509	23,847
Unsecured to residential developers	559	1,797
Vacant and unimproved	5,710	4,735
Commercial development	407	2,222
Residential improved	9,721	13,254
Commercial improved	18,195	29,385
Manufacturing and industrial	7,335	7,244

Consumer	12,433	10,263

Interest income recognized during impairment:
Commercial and industrial	$464	$291
Commercial real estate	2,039	913
Consumer	413	427

Cash-basis interest income recognized:
Commercial and industrial	$536	$636
Commercial real estate	1,997	1,333
Consumer	406	463

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Nonaccrual	Over 90 days Accruing	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$9,270	$290	$11,583	$	---

Commercial real estate:
Residential developed	3,577	126	10,848		---
Unsecured to residential developers	---	---	925		390
Vacant and unimproved	3,715	---	7,517		---
Commercial development	49	---	1,652		---
Residential improved	5,144	286	9,858		---
Commercial improved	2,654	1,255	27,816		---
Manufacturing and industrial	134	---	1,570		197
	15,273	1,667	60,186		587
Consumer:
Residential mortgage	1,777	111	1,830		---
Unsecured	22	---	25		---
Home equity	534	---	1,127		13
Other secured	---	2	10		---
	2,333	113	2,992		13

Total	$26,876	$2,070	$74,761		$600

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$218	$1,230	$1,448	$225,603	$227,051

Commercial real estate:
Residential developed	472	613	1,085	32,744	33,829
Unsecured to residential developers	---	---	---	5,937	5,937
Vacant and unimproved	442	388	830	65,216	66,046
Commercial development	---	49	49	4,537	4,586
Residential improved	549	1,343	1,892	80,445	82,337
Commercial improved	1,355	3,266	4,621	299,449	304,070
Manufacturing and industrial	---	134	134	71,328	71,462
	2,818	5,793	8,611	559,656	568,267
Consumer:
Residential mortgage	313	1,517	1,830	155,061	156,891
Unsecured	35	---	35	1,917	1,952
Home equity	663	498	1,161	99,913	101,074
Other secured	51	2	53	15,687	15,740
	1,062	2,017	3,079	272,578	275,657
Total	$4,098	$9,040	$13,138	$1,057,837	$1,070,975

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

The Company had allocated $2,118,000 and $1,361,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2011 and 2010, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During 2011, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at December 31, 2011, it is unlikely that any such loans will be removed from TDR status in 2012.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – LOANS (Continued)

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

Total TDRs of $77.2 million at December 31, 2011 included the additional $26.6 million in TDRs identified upon adoption of the new accounting standard ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  Since adoption of the new standard was appropriately applied only to restructurings occurring on or after January 1, 2011, the December 31, 2010 TDR total does not include TDRs identified under the new standard.

The following table presents information regarding troubled debt restructurings as of December 31, 2011 and December 31, 2010 (dollars in thousands):

	December 31, 2011		December 31, 2010
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	98	$15,395	20	$2,616
Commercial real estate	120	46,414	50	26,447
Consumer	90	15,373	80	13,765
	308	$77,182	150	$42,828

The following table presents information regarding troubled debt restructurings executed during the twelve months ended December 31, 2011 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	95	$9,726	$570
Commercial real estate	106	44,122	961
Consumer	16	2,509	---
	217	$56,357	$1,531

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the twelve months ended December 31, 2011 that are not considered TDRs (dollars in thousands):

	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	584	$88,196
Commercial real estate	436	129,002
Consumer	112	4,626
	1,132	$221,824

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – LOANS (Continued)

The table below presents by class, information regarding troubled debt restructured loans which had payment defaults during the twelve month period ended December 31, 2011 (dollars in thousands).  Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	5	$871
Commercial real estate	11	2,806
Consumer	2	402
	18	$4,079

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – LOANS (Continued)

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

8. Loss - Loan are considered uncollectible and of little or no value as a bank asset.

As of December 31, 2011, the risk grade category of loans by class of loans is as follows (dollars in thousands):

	1	2	3	4	5	6	7		8

Commercial and industrial	$595	$8,447	$56,457	$117,015	$27,674	$7,593	$9,270	$	---

Commercial real estate:
Residential developed	---	---	283	9,688	11,410	8,725	3,723		---
Unsecured to residential developers	---	---	4,773	647	177	340	---		---
Vacant and unimproved	---		14,707	24,344	21,362	1,918	3,715		---
Commercial development	---	---	60	2,261	1,109	1,107	49		---
Residential improved	---	121	2,650	45,813	18,642	9,968	5,143		---
Commercial improved	---	5	62,510	173,697	43,493	21,712	2,653		---
Manufacturing and industrial	---	2,242	12,209	38,533	11,344	7,000	134		---

	$595	$10,815	$153,649	$411,998	$135,211	$58,363	$24,687	$	---

As of December 31, 2010, the risk grade category of loans by class of loans is as follows (dollars in thousands):

	1	2	3	4	5	6	7		8

Commercial and industrial	$442	$1,583	$51,558	$148,880	$41,467	$9,165	$11,584	$	---

Commercial real estate:
Residential developed	---	---	240	6,682	14,705	14,360	10,848		---
Unsecured to residential developers	---	---	4,784	907	500	515	925		---
Vacant and unimproved	---	794	5,450	38,808	14,978	3,982	7,516		---
Commercial development	---	---	---	4,240	2,765	295	1,652		---
Residential improved	---	---	3,321	49,905	18,715	14,985	9,858		---
Commercial improved	---	---	71,622	191,772	41,490	23,199	27,816		---
Manufacturing and industrial	---	246	14,299	37,487	22,261	5,697	1,570		---

	$442	$2,623	$151,274	$478,681	$156,881	$72,198	$71,769	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3 – LOANS (Continued)

Loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.  Loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2011	2010

Not classified as impaired	$29,687	$65,533
Classified as impaired	53,363	78,434
Total loans classified substandard or worse	$83,050	$143,967

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2011 and 2010 (dollars in thousands):

December 31, 2011	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$155,374	$1,952	$100,576	$15,738
Nonperforming	1,517	---	498	2
Total	$156,891	$1,952	$101,074	$15,740

December 31, 2010	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$133,738	$2,867	$124,939	$19,358
Nonperforming	1,489	---	927	10
Total	$135,227	$2,867	$125,866	$19,368

NOTE 4 – OTHER REAL ESTATE OWNED

Year-end other real estate owned was as follows (dollars in thousands):

	2011	2010

Beginning balance	$68,388	$41,987
Additions, transfers from loans	38,358	45,248
Proceeds from sales of other real estate owned	(21,540)	(16,003)
Valuation allowance reversal upon sale	(3,058)	(2,677)
Gain (loss) on sale of other real estate owned	1,515	(167)
	83,663	68,388
Less: valuation allowance	(17,225)	(10,404)
Ending balance	$66,438	$57,984

Activity in the valuation allowance was as follows:

	2011	2010

Beginning balance	$10,404	$4,804
Additions charged to expense	9,879	8,277
Reversals upon sale	(3,058)	(2,677)

Ending balance	$17,225	$10,404

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 5 – FAIR VALUE

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

Securities:  The fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities.  The pricing service utilizes evaluated pricing models that vary based on asset class and include available trade, bid, and other market information.  The methodology used includes broker quotes, proprietary modes, vast descriptive terms and conditions databases as well as extensive quality control programs (Level 2 inputs).

Loans Held for Sale:  The fair value of loans held for sale is based upon binding quotes from 3rd party investors (Level 2 inputs).

Impaired Loans:  The fair value of impaired loans with specific fair value based allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
US Treasury and federal agency securities	$31,499	$	---	$31,499	$	---
Tax-exempt state and municipal bonds	4,408		---	4,408		---
Taxable state and municipal bonds	16,716		---	16,716		---
Corporate bonds	1,081		---	1,081		---
Other equity securities	1,042		---	1,042		---
Loans held for sale	1,026		---	1,026		---

December 31, 2010
US Treasury and federal agency securities	$8,109	$	---	$8,109	$	---
State and municipal bonds	---		---	---		---
Corporate bonds	---		---	---		---
Other equity securities	1,011		---	1,011		---
Loans held for sale	2,537		---	2,537		---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

December 31, 2011
Impaired loans	$22,525	$	---	$	---	$22,525
Other real estate owned	39,730		---		---	39,730

December 31, 2010
Impaired loans	$37,173	$	---	$	---	$37,173
Other real estate owned	32,262		---		---	32,262

The following represent impairment charges recognized during the period:

Impaired loans which are measured for impairment using the fair value of the collateral had a carrying amount of $22.5 million net of a valuation allowance of $6.8 million at December 31, 2011, resulting in an additional provision for loan losses of approximately $3.3 million for the year.  Impaired loans which are measured for impairment using the fair value of the collateral had a carrying amount of $37.2 million net of a valuation allowance of $5.6 million at December 31, 2010, resulting in an additional provision for loan losses of approximately $409,000 for the year.

Other real estate owned measured using the fair value of collateral, had a carrying amount of $39.7 million net of a valuation allowance of $17.2 million at December 31, 2011 resulting in write-downs of approximately $9.9 million for the year ending December 31, 2011.  Other real estate owned measured using the fair value of collateral, had a carrying amount of $32.3 million net of a valuation allowance of $10.4 million at December 31, 2010 resulting in write-downs of approximately $8.3 million for the year ending December 31, 2010.

Carrying amount and estimated fair value of financial instruments, not previously presented, were as follows at year-end (dollars in thousands).

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$243,042	$243,042	$236,127	$236,127
Securities held to maturity	300	300	83	83
FHLB stock	11,236	NA	11,932	NA
Loans, net	1,039,334	1,047,291	1,169,770	1,169,497
Accrued interest receivable	3,595	3,595	3,845	3,845

Financial liabilities
Deposits	(1,215,289)	(1,216,452)	(1,276,620)	(1,280,238)
Other borrowed funds	(148,603)	(151,566)	(185,336)	(187,104)
Long-term debt	(41,238)	(34,820)	(41,238)	(34,506)
Subordinated debt	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	(3,517)	(3,517)	(2,401)	(2,401)

Off-balance sheet credit-related items
Loan commitments	---	---	---	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 5 – FAIR VALUE (Continued)

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

NOTE 6 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment were as follows (dollars in thousands):

	2011	2010

Land	$18,236	$18,236
Building	42,378	42,368
Leasehold improvements	779	826
Furniture and equipment	18,986	21,309
Construction in progress	547	199
	80,926	82,938
Less accumulated depreciation	(25,568)	(25,950)
	$55,358	$56,988

Depreciation expense was $2,661,000 and $2,971,000 for 2011 and 2010.

During the fourth quarter of 2010, the Bank sold a property it held for future branch expansion in downtown Grand Rapids for $2.2 million, recognizing a gain of $574,000.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $481,000 and $473,000 for 2011 and 2010.  Future minimum rental expense under noncancelable operating leases as of December 31, 2011 is as follows (dollars in thousands):

2012	$303
2013	34
2014	9
Thereafter	17
$363

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 7 - DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2011	2010

Noninterest bearing demand	$324,253	$255,897
Interest bearing demand	204,402	216,827
Savings and money market accounts	381,498	355,657
Certificates of deposit	305,136	448,239
	$1,215,289	$1,276,620

The following table depicts the maturity distribution of certificates of deposit at December 31, 2011 (dollars in thousands):

2012	$225,757
2013	39,187
2014	2,767
2015	27,231
2016	10,194
After	---
$305,136

Approximately $106,304,000 and $192,657,000 in certificates of deposit were in denominations of $100,000 or more at December 31, 2011 and 2010, respectively.  Brokered deposits totaled approximately $48,172,000 at December 31, 2010, all of which matured and were paid off during 2011.  Since the Bank was not categorized as "well capitalized" at December 31, 2011 and 2010, regulatory waiver is required to accept, renew or rollover brokered deposits.  The Bank has not issued brokered deposits since November of 2008.  At December 31, 2010, brokered deposits had interest rates ranging from 3.75% to 4.55%.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2011

Single maturity fixed rate advances	$135,000	March 2012 to September 2016	1.79%
Amortizable mortgage advances	13,603	March 2018 to July 2018	3.77%
	$148,603

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2010

Single maturity fixed rate advances	$170,000	March 2011 to November 2015	1.95%
Amortizable mortgage advances	15,336	March 2018 to July 2018	3.77%
	$185,336

Each advance is subject to a prepayment penalty if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $389,833,000 and $482,717,000 under a specific loan collateral arrangement at December 31, 2011 and 2010.

During the third quarter of 2011, the Bank modified the terms of six of its existing FHLB advances (totaling $60.0 million) having the effect of extending the weighted average maturity from 1.49 years to 4.76 years and decreasing the weighted average interest rate from 1.93% to 1.72%.  As the modification did not result in the terms being substantially different (as defined in ASC 470-50-40-10), the transaction is accounted for as a modification, not extinguishment of debt.  Accordingly, the prepayment fees incurred are amortized as an adjustment of the yield over the remaining life of each advance.

Scheduled repayments of FHLB advances as of December 31, 2011 were as follows (in thousands):

2012	$36,781
2013	1,831
2014	21,884
2015	21,938
2016	61,996
Thereafter	4,173
$148,603

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 8 - OTHER BORROWED FUNDS (Continued)

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2011 and 2010, and the Company had approximately $39.5 million and $46.2 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $55.9 million and $62.6 million at December 31, 2011 and 2010, respectively.

NOTE 9 – LONG-TERM DEBT

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

The Company issued subordinated debentures ("Debentures") to each trust in exchange for ownership of all of the common securities of each trust and the $41,238,000 in proceeds of the offerings, which Debentures represent the sole asset of each trust.  The Preferred Securities represent an interest in the Company's Debentures, which have terms that are similar to the Preferred Securities.  The Company is not considered the primary beneficiary of each trust (variable interest entity), therefore each trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability.

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

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance.  On December 4, 2009, the Board of Directors of the Company resolved that the Company will exercise its right to defer interest payments on the Debentures for each trust for twenty consecutive quarterly periods or until such earlier time as is determined by further action of the Board of Directors.  The Company is not in default with respect to each trust’s indenture and the deferral of interest does not constitute an event of default under the indentures.  Upon expiration of the deferral, all accrued and unpaid interest is due and payable.  During the deferral period, the Company may not declare or pay any dividends on the Company's common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures.  Accrued and unpaid interest that was included in accrued expenses and other liabilities totaled approximately $3.1 million and $1.7 million at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2011, approximately $31.3 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.  At December 31, 2010, approximately $22.4 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2011	2010

Beginning balance	$868	$7,092
New loans and renewals	3,937	2,470
Repayments and renewals	(3,535)	(3,043)
Effect of changes in related parties	100	(5,651)
Ending balance	$1,370	$868

Deposits from principal officers, directors, and their affiliates at December 31, 2011 and 2010 were $149.4 million and $145.7 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company's directors.

NOTE 11 - STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans).  The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock.  The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock.  There were 573,733 shares under the Employees’ Plans and 165,375 shares under the Directors’ Plans available for future issuance as of December 31, 2011.  The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

Stock Options

Option awards are granted with an exercise price equal to the market price at the date of grant.  Option awards have vesting periods ranging from one to three years and have ten year contractual terms.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The Company expects that all options granted will vest and become exercisable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

There were no options granted during 2011 and 2010.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2011	722,564	$15.02
Forfeited	(72,769)	15.70
Expired	(15,368)	8.07

Outstanding at December 31, 2011	634,427	$15.11	2.98	$	---

Exercisable at December 31, 2011	634,427	$15.11	2.98	$	---

Information related to stock options during each year follows (dollars in thousands):

	2011		2010

Intrinsic value of options exercised	$	---	$	---
Cash received from option exercises		---		---
Tax benefit realized from option exercises		---		---

There was no compensation cost for stock options in 2011 and $36,000 in compensation cost for stock options (with no tax benefit), representing less than $0.01 per share for 2010.

As of December 31, 2011, there was no unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

Restricted Stock Awards

Stock awards have vesting periods of up to four years.  A summary of changes in the Company’s nonvested stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2011	37,125		$5.23
Vested	(36,124)		5.30
Forfeited	(1,001)		2.68

Outstanding at December 31, 2011	---	$	---

Compensation cost related to stock awards totaled $66,000 and $102,000 for 2011 and 2010, respectively.

As of December 31, 2011, there was no remaining unrecognized compensation cost related to nonvested shares granted under the Company’s stock-based compensation plans.  The total fair value of shares vested was $192,000 and $145,000 during 2011 and 2010, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Prior to 2010, the Company made matching contributions equal to 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 6%.  Effective January 1, 2010, the Company temporarily suspended the matching contribution.

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

NOTE 13 – EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands except per share data):

	2011	2010

Net income (loss)	$5,829	$(17,854)
Dividends declared on preferred shares	---	---
Net income (loss) available to common shares	$5,829	$(17,854)

Weighted average shares outstanding, including participating stock awards – Basic	22,739,990	17,686,362
Dilutive potential common shares:
Stock options	---	---
Conversion of preferred stock	---	---
Stock warrants	---	---
Weighted average shares outstanding – Diluted	22,739,990	17,686,362

Basic earnings (loss) per common share	$.26	$(1.01)
Diluted earnings (loss) per common share (1)	.26	(1.01)

(1)	For any period in which a loss is recorded, the assumed exercise of stock options would have an anti-dilutive impact on loss per share and thus are ignored in the diluted per share calculation.

Stock options for 634,427 and 722,564 shares of common stock were not considered in computing diluted earnings per common share for 2011 and 2010, respectively, because they were antidilutive.  Potential common shares associated with the convertible preferred stock were excluded from dilutive potential common shares for 2011 and 2010 as they were antidilutive.  Potential common shares associated with stock warrants issued in 2009 were excluded from dilutive potential common shares for 2011 and 2010 as they were antidilutive.

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	2011		2010

Current		$(198)	$(7)
Deferred (benefit) expense		198	1,310
Change in valuation allowance		---	---

	$	---	$1,303

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2011		2010

Statutory rate		35%	35%
Statutory rate applied to income (loss) before taxes		$2,040	$(5,793)
Add (deduct)
Change in valuation allowance		(1,624)	7,629
Tax-exempt interest income		(10)	(246)
Bank-owned life insurance		(330)	(217)
Other, net		(76)	(70)

	$	---	$1,303

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

We established an $18.0 million valuation allowance on deferred tax assets in 2009 based primarily on the Company’s net operating loss for 2009 and 2008.  As a result of losses incurred in 2010, the Company increased the valuation allowance to $25.6 million at December 31, 2010.  At December 31, 2011, a valuation allowance of $24.0 million was maintained as the Company continued to face a challenging economic environment currently confronting banks that could negatively impact future operating results.    The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when the Company returns to consistent, sustained profitability.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2011		2010
Deferred tax asset
Allowance for loan losses		$11,074		$16,599
Nonaccrual loan interest		839		548
Valuation allowance on other real estate owned		6,029		3,641
Net operating loss carryforward		7,673		6,656
Other		1,137		975
Gross deferred tax assets		26,752		28,419
Valuation allowance		(24,026)		(25,649)
Total net deferred tax assets		2,726		2,770

Deferred tax liabilities
Depreciation		(1,758)		(1,984)
Purchase accounting adjustments		(22)		(113)
Unrealized gain on securities available for sale		(204)		(6)
Prepaid expenses		(407)		(347)
Other		(335)		(320)
Gross deferred tax liabilities		(2,726)		(2,770)

Net deferred tax asset	$	---	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 14 - FEDERAL INCOME TAXES (Continued)

At December 31, 2011, we had federal net operating loss carryforwards of $21.9 million that expire in 2030.

There were no unrecognized tax benefits at December 31, 2011 or 2010 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company is no longer subject to examination by the Internal Revenue Service for years before 2008.

NOTE 15 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2011	2010
Commitments to make loans	$60,890	$50,377
Letters of credit	3,245	4,873
Unused lines of credit	230,674	242,448

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $13.2 million and $12.1 million at December 31, 2011 and 2010, respectively.

At year-end 2011, approximately 22% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans was at variable rates tied to prime and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

As of the date hereof, there were no material pending legal proceedings to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 17 - SHAREHOLDERS’ EQUITY

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

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk weighted assets)
Consolidated	$149,905	13.2%	$91,201	8.0%	N/A	N/A	N/AA	N/A
Bank	142,059	12.5	91,193	8.0	$113,991	10.0%	$125,390	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	125,028	11.0	45,601	4.0	N/A	N/A	N/A	N/A
Bank	127,576	11.2	45,596	4.0	68,394	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	125,028	8.3	60,598	4.0	N/A	N/A	N/A	N/A
Bank	127,576	8.4	60,528	4.0	75,660	5.0	121,056	8.0

December 31, 2010
Total capital (to risk weighted assets)
Consolidated	$125,483	9.7%	$104,013	8.0%	N/A	N/A	N/AA	N/A
Bank	125,797	9.7	103,970	8.0	$129,963	10.0%	142,960	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	89,585	6.9	52,007	4.0	N/A	N/A	N/A	N/A
Bank	109,160	8.4	51,985	4.0	77,978	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	89,585	5.8	61,605	4.0	N/A	N/A	N/A	N/A
Bank	109,160	7.1	61,520	4.0	76,901	5.0	123,041	8.0

Approximately $31.3 million and $22.4 million of trust preferred securities outstanding at December 31, 2011 and 2010, respectively, qualified as Tier 1 capital for regulatory capital purposes.

The Bank was categorized as "adequately capitalized" at December 31, 2011 and 2010.  The Bank’s total regulatory capital was $28.1 million above the level required to be categorized as "well capitalized" at December 31, 2011.  However, because the Bank was subject to the Consent Order, the Bank could not be categorized as "well capitalized" regardless of actual capital levels.  On March 2, 2012, the Bank’s regulators terminated the Consent Order.  Had the Consent Order been terminated as of December 31, 2011, the Bank would have been categorized as “well capitalized.”  We expect the Bank to be categorized as “well capitalized” as of March 31, 2012. In connection with the termination of the Consent Order, the Bank reached an understanding with its regulators to maintain a Tier 1 Leverage Capital Ratio of at least 8%, which the Bank exceeded at December 31, 2011.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 17 - SHAREHOLDERS’ EQUITY (Continued)

As part of the Consent Order, the Bank was required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  With the successful capital raise in 2011 along with positive earnings and asset shrinkage in 2011, at December 31, 2011, the Bank exceeded these capital ratios.  The Bank’s Tier 1 capital exceeded the Consent Order requirement by $6.5 million and exceeded the total risk based requirement by $16.7 million at December 31, 2011.

The Consent Order also prohibited the Bank from declaring or paying any cash dividend without the prior written consent of its regulators.  In connection with the termination of the Consent Order, the Bank reached an understanding with its regulators to obtain prior written consent of its regulators before the Bank declares or pays any dividends.  The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings.  Under Michigan law, the Bank is also restricted from paying dividends to the Company until its deficit retained earnings has been restored.  The Bank had a retained deficit of approximately $31.7 million at December 31, 2011.

Additional information about the termination of the Consent Order and the Bank’s understanding with its regulators may be found in Note 1 under the heading "Regulatory Developments."

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

Each share of the Series B Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 166.67 shares of common stock of the Company, which represents an approximate initial conversion price of $6.00 per share of common stock.  On or after the third anniversary of the issue date, at the option of the Company, the Series B Preferred Stock will be subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company’s common stock exceeds 120% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series B Preferred Stock for four consecutive quarters.  The conversion rate and conversion price will be subject to adjustments in certain circumstances.  The Series B Preferred Stock is subordinate to the Series A Preferred Stock.  If all of the outstanding shares of the Series A and Series B Preferred Stock were converted into common stock, the shares of Series A and Series B Preferred Stock would convert into a total of approximately 3.9 million shares of common stock at December 31, 2011.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 17 - SHAREHOLDERS’ EQUITY (Continued)

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

In order to temporarily replenish the Company’s liquidity pending the Company’s planned public offering of common stock, on April 21, 2011, the Company issued and sold a 2% Subordinated Note due 2018 in the aggregate principal amount of $1,000,000 to a director of the Company. The note had a maturity date of April 30, 2018. The note holder had a continuing right to convert the note in full into common stock with the stock to be valued at book value and the note to be valued at principal and interest accrued.  On June 29, 2011, the director executed his right to convert the 2% Subordinated Note into 491,830 shares of common stock.

Common Stock

In 2009, the Company issued 538,386 shares of common stock to accredited investors as part of the private offering.  The shares were issued at an average price of $3.06 per share resulting in total proceeds of $1.7 million.

On June 7, 2011, the Company closed on a rights offering to existing shareholders, issuing 4,456,186 shares of common stock for $2.30 per share. On June 29, 2011, the Company closed on its public offering, issuing 4,456,186 shares of common stock for $2.30 per share. As indicated above, on June 29, 2011, the director discussed above executed his right to convert the 2% Subordinated Note into 491,830 shares of common stock. The net proceeds from the offerings and subordinated note conversion were $20.3 million. The Company contributed $10.0 million to the Bank on June 30, 2011 and held the remaining proceeds at the holding company.

Warrants

As previously disclosed, in 2009 the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement in connection with legal precedings related to Trade Partners, Inc.  In connection with the Settlement, the Company issued warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share.  The fair value of the warrants issued was $806,000 and was recorded in Common Stock based upon $0.54 per warrant as determined using a Black-Scholes model.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2011	2010
ASSETS

Cash and cash equivalents	$10,535	$579
Investment in Bank subsidiary	128,231	109,812
Investment in other subsidiaries	1,620	1,591
Other assets	109	537

Total assets	$140,495	$112,519

LIABILITIES AND SHAREHOLDERS’ EQUITY

Subordinated debt	$1,650	$1,650
Long-term debt	41,238	41,238
Other liabilities	3,181	1,789
Total liabilities	46,069	44,677

Total shareholders’ equity	94,426	67,842

Total liabilities and shareholders’ equity	$140,495	$112,519

CONDENSED STATEMENTS OF INCOME

	2011		2010
Income
Dividends from subsidiaries	$	---	$	---
Other		---		---
Total income		---		---

Expense
Interest expense		1,598		1,562
Other expense		588		761
Total expense		2,186		2,323

Income (loss) before income tax and equity in undistributed earnings (loss) of subsidiaries		(2,186)		(2,323)
Equity in undistributed earnings (loss) of subsidiaries		8,015		(15,531)

Income (loss) before income tax		5,829		(17,854)
Income tax benefit		---		---

Net income (loss)		5,829		(17,854)
Dividends declared on preferred shares		---		---
Net income (loss) available to common stock		$5,829		$(17,854)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2011		2010
Cash flows from operating activities
Net income (loss)		$5,829		$(17,854)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiaries		(8,015)		16,402
Decrease in other assets		428		359
Increase in other liabilities		1,352		1,400
Net cash from operating activities		(363)		307

Cash flows from investing activities
Investment in subsidiaries		(10,000)		(871)
Net cash from investing activities		(10,000)		(871)

Cash flows from financing activities
Proceeds from issuance of subordinated note and conversion to common stock		1,000		---
Proceeds from issuance of common stock		19,319		---
Cash dividends paid		---		---
Net cash from financing activities		20,319		---

Net change in cash and cash equivalents		9,956		(564)
Cash and cash equivalents at beginning of year		579		1,143
Cash and cash equivalents at end of year		$10,535		$579

Supplemental noncash disclosures:
Preferred stock dividends accrued, paid in subsequent quarter	$	---	$	---

NOTE 19 - QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income/ (Loss) (1)	Earnings (Loss) Per Common Share
					Basic	Fully Diluted
2011
First quarter	$15,853	$11,598	$(1,450)	$1,291	$.07	$.07
Second quarter	15,490	11,782	(2,000)	2,401	.13	.13
Third quarter	14,900	11,501	(1,250)	1,052	.04	.04
Fourth quarter	14,537	11,419	---	1,085	.04	.04

2010
First quarter	$20,938	$13,028	$19,710	$(21,140)	$(1.19)	$(1.19)
Second quarter	19,537	12,818	1,800	1,748	.10	.10
Third quarter	18,444	12,437	550	703	.04	.04
Fourth quarter	17,084	12,284	400	835	.05	.05

(1)	Net income for the second quarter of 2010 includes a $2.7 million gain on sale of investment securities.

Net income for the fourth quarter of 2010 includes a $574,000 gain on the sale of a property owned by the Bank.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2011.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2011, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management's Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes for external purposes in accordance with generally accepted accounting principles in the United States of America.

An internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the control system’s objectives have been met.  The inherent limitations include the realities that judgments in decision-making can be deficient and breakdowns can occur because of simple errors or mistakes.

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011 based on those criteria.

BDO USA LLP, an independent registered certified public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Macatawa Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

March 7, 2012
Grand Rapids, Michigan
Certified Public Accountants

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 8, 2012 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 8, 2012 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 8, 2012 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2011.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	634,427	$15.11	739,108
Equity compensation plans not approved by security holders	0	N/A	0
Total	634,427	$15.11	739,108

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:                      Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 8, 2012 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 8, 2012 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010 Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(a) 2.	Financial statement schedules are omitted because they are not required or because the information is set forth in the consolidated financial statements or related notes.

(a) 3.	The following exhibits are filed as part of this report:

Exhibit Number and Description

3.1
Restated Articles of Incorporation.  Previously filed with the Commission on April 28, 2011 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, Exhibit 3.1. Here incorporated by reference.

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

4.6
Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009.  Previously filed with the Commission on May 8, 2009 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.1. Here incorporated by reference.

4.7
Warrant Agreement between Macatawa Bank Corporation and Registrar and Transfer Company dated June 16, 2009.  Previously filed with the Commission on June 19, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1.  Here incorporated by reference.

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

4.11	Form of 11% Subordinated Note Due 2017. Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

4.12
Form of Subscription Rights Certificate.  Previously filed with the Commission on May 11, 2011 in Macatawa Bank Corporation's Amendment No. 2 to Form S-1 registration statement, Exhibit 4.13.  Here incorporated by reference.

4.13	Form of 2% Subordinated Note Due 2018. Previously filed with the Commission on April 22, 2011 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.14
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

10.3*	Macatawa Bank Corporation 2006 Stock Compensation Plan.

10.4*	Macatawa Bank Corporation 2006 Directors' Stock Compensation Plan.

10.5
Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors.  Previously filed with the Commission on March 30, 2010 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, Exhibit 10.7. Here incorporated by reference.

10.6*
Form of Stock Option Agreement.  Previously filed with the Commission on February 24, 2011 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 10.8.  Here incorporated by reference.

10.7*	Form of Stock Option Agreement for non-qualified stock options.

10.8*	Form of Stock Option Agreement for incentive stock options.

10.9*	Form of Stock Option Agreement under the Directors' Stock Compensation Plan.

10.10*
Form of Restricted Stock Agreement.   Previously filed with the Commission on March 16, 2007 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2006, Exhibit 10.15.  Here incorporated by reference.

10.11
Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC.  Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2.  Here incorporated by reference.

10.12
Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series A Noncumulative Convertible Perpetual Preferred Stock.  Previously filed with the Commission on November 5, 2008 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1.  Here incorporated by reference.

10.13	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Exhibit 4.5 is here incorporated by reference.

10.14	Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Exhibit 4.6 is here incorporated by reference.

10.15	Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Exhibit 4.7 is here incorporated by reference.

10.16	Warrant Agreement Addendum. Exhibit 4.8 is here incorporated by reference.

10.17	Form of 11% Subordinated Note Due 2017. Exhibit 4.11 is here incorporated by reference.

10.18
Form of Subscription and Purchase Agreement between Macatawa Bank Corporation and purchasers of Series B Noncumulative Convertible Perpetual Preferred Stock.  Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1.  Here incorporated by reference.

10.19
Form of Subscription and Purchase Agreement for 11% Subordinated Notes Due 2017.  Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2.  Here incorporated by reference.

10.20
Form of Subscription and Purchase Agreement for Common Stock.  Previously filed with the Commission on July 2, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.3.  Here incorporated by reference.

10.21
Consent Order dated February 22, 2010.  Previously filed with the Commission on February 24, 2010 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1.  Here incorporated by reference.

10.22
Written Agreement with the Federal Reserve Bank of Chicago. Previously filed with the Commission on February 24, 2010 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.1.  Here incorporated by reference.

10.23	Form of 2% Subordinated Note Due 2018. Exhibit 4.13 is here incorporated by reference.

10.24	Form of Subscription Agreement. Previously filed with the Commission on April 22, 2011 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2. Here incorporated by reference.

10.25
Form of Subscription Agreement for the Public Offering. Previously filed with the Commission on May 11, 2011 in Macatawa Bank Corporation's Amendment No. 2 to Form S-1 registration statement, Exhibit 99.5.  Here incorporated by reference.

21
Subsidiaries of the Registrant.  One or more subsidiaries were omitted from this exhibit in accordance with Item 601(b)(21)(ii) of Regulation S-K. Previously filed with the Commission on February 24, 2011 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 21.  Here incorporated by reference.

23.1	Consent of BDO USA LLP, independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. § 1350.

* Management contract or compensatory plan.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request to Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 7, 2012.

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

Signature

*/s/ Richard L. Postma	March 7, 2012
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	March 7, 2012
Ronald L. Haan, Chief Executive Officer

/s/ Jon W. Swets	March 7, 2012
Jon W. Swets, Senior Vice President and Chief Financial Officer

*/s/ Mark J. Bugge	March 7, 2012
Mark J. Bugge, Director

*/s/ Arend D. Lubbers	March 7, 2012
Arend D. Lubbers, Director

*/s/ Thomas J. Wesholski	March 7, 2012
Thomas J. Wesholski, Director

*/s/ Douglas B. Padnos	March 7, 2012
Douglas B. Padnos, Director

*/s/ Wayne J. Elhart	March 7, 2012
Wayne J. Elhart, Director

*/s/ Charles A. Geenen	March 7, 2012
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	March 7, 2012
Birgit M. Klohs, Director

*/s/ Robert L. Herr	March 7, 2012
Robert L. Herr, Director

*/s/ Thomas P. Rosenbach	March 7, 2012
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact