Form 10-Q
period 2012-03-31
MACATAWA BANK CORP
filed 2012-04-26
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,082,825 shares of the Company's Common Stock (no par value) were outstanding as of April 26, 2012.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in credit quality metrics, future capital levels, real estate valuation, future levels of non-performing assets and costs associated with administration and disposition of non-performing loans, future levels of loan charge-offs, future levels of provisions for loan losses, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, future trust service income levels, future FDIC assessment levels, future net interest margin levels, building our investment portfolio, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, obtain continuing regulatory approval to make interest payments on our subordinated notes, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX
		Page
		Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

	Item 4.
	Controls and Procedures	50

Part II.	Other Information:

	Item 1.
	Legal Proceedings	50

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 3.
	Defaults Upon Senior Securities	50

	Item 4
	Mine Safety Disclosures	50

	Item 6.
	Exhibits	51

Signatures		53

Index

Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 (unaudited) and December 31, 2011

(dollars in thousands, except per share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$22,278	$30,971
Federal funds sold and other short -term investments	184,362	212,071
Cash and cash equivalents	206,640	243,042

Securities available for sale, at fair value	88,745	54,746
Securities held to maturity (fair value 2012 and 2011 - $300)	300	300
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	8,562	1,026
Total loans	1,059,935	1,070,975
Allowance for loan losses	(29,451)	(31,641)
Net loans	1,030,484	1,039,334

Premises and equipment – net	54,819	55,358
Accrued interest receivable	3,802	3,595
Bank-owned life insurance	26,180	25,957
Other real estate owned	66,236	66,438
Other assets	5,990	6,635
Total assets	$1,502,994	$1,507,667

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$300,617	$324,253
Interest-bearing	913,854	891,036
Total deposits	1,214,471	1,215,289
Other borrowed funds	137,489	148,603
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	9,259	6,461
Total liabilities	1,404,107	1,413,241

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,082,825 and 27,082,823 shares issued and outstanding at March 31, 2012 and December 31, 2011	187,709	187,709
Retained deficit	(122,340)	(126,825)
Accumulated other comprehensive income	354	378
Total shareholders' equity	98,887	94,426
Total liabilities and shareholders' equity	$1,502,994	$1,507,667

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2012 and 2011
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Interest income
Loans, including fees		$13,526		$15,582
Securities
Taxable		318		27
Tax-exempt		42		---
FHLB Stock		85		76
Federal funds sold and other short-term investments		128		168
Total interest income		14,099		15,853

Interest expense
Deposits		1,650		2,912
Debt and other borrowed funds		1,168		1,343
Total interest expense		2,818		4,255

Net interest income		11,281		11,598
Provision for loan losses		(3,600)		(1,450)
Net interest income after provision for loan losses		14,881		13,048

Noninterest income
Service charges and fees		795		949
Net gains on mortgage loans		471		435
Trust fees		609		651
ATM and debit card fees		981		918
Other		855		726
Total noninterest income		3,711		3,679

Noninterest expense
Salaries and benefits		5,720		5,347
Occupancy of premises		971		1,011
Furniture and equipment		828		817
Legal and professional		212		270
Marketing and promotion		210		224
Data processing		351		304
FDIC assessment		710		978
ATM and debit card processing		288		271
Bond and D&O Insurance		268		379
Losses on repossessed and foreclosed properties		1,596		2,493
Administration and disposition of problem assets		1,462		1,941
Other		1,491		1,401
Total noninterest expenses		14,107		15,436

Income before income tax		4,485		1,291
Income tax expense (benefit)		---		---

Net income		4,485		1,291
Dividends declared on preferred shares		---		---
Net income available to common shares		$4,485		$1,291

Basic earnings per common share		$0.17		$0.07
Diluted earnings per common share		$0.17		$0.07
Cash dividends per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2012 and 2011
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net income	$4,485	$1,291

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale arising during period	(24)	3

Less: reclassification adjustment for gain recognized in earnings, net of tax	---	---
Other comprehensive income (loss), net of tax	(24)	3

Comprehensive income	$4,461	$1,294

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2012 and 2011
(unaudited)

	Preferred Stock		Common	Retained	Accumulated Other Comprehensive	Total Shareholders'
(dollars in thousands, except per share data)	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2011	$30,604	$2,560	$167,321	$(132,654)	$11	$67,842

Net income for three months ended March 31, 2011				1,291		1,291

Net change in unrealized gain (loss) on securities available for sale, net of tax					3	3

Stock compensation expense			17			17

Balance, March 31, 2011	$30,604	$2,560	$167,338	$(131,363)	$14	$69,153

Balance, January 1, 2012	$30,604	$2,560	$187,709	$(126,825)	$378	$94,426

Net income for three months ended March 31, 2012				4,485		4,485

Net change in unrealized gain (loss) on securities available for sale, net of tax					(24)	(24)

Balance, March 31, 2012	$30,604	$2,560	$187,709	$(122,340)	$354	$98,887

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2012 and 2011
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities
Net income	$4,485	$1,291
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	704	781
Stock compensation expense	---	17
Provision for loan losses	(3,600)	(1,450)
Origination of loans for sale	(26,524)	(16,671)
Proceeds from sales of loans originated for sale	19,459	18,701
Net gains on mortgage loans	(471)	(435)
Write-down of other real estate	1,690	2,699
Net gain on sales of other real estate	(94)	(212)
Decrease (increase) in accrued interest receivable and other assets	450	(2,157)
Earnings in bank-owned life insurance	(223)	(215)
Increase in accrued expenses and other liabilities	2,798	684
Net cash from operating activities	(1,326)	3,033

Cash flows from investing activities
Loan originations and payments, net	6,639	45,092
Purchases of securities available for sale	(44,921)	(10,549)
Proceeds from:
Maturities and calls of securities available for sale	10,470	6,988
Principal paydowns on securities	334	85
Sales of other real estate	4,417	4,984
Additions to premises and equipment	(83)	(112)
Net cash from investing activities	(23,144)	46,488

Cash flows from financing activities
Net decrease in in-market deposits	(818)	(6,360)
Decrease in brokered deposits	---	(5,595)
Repayments of other borrowed funds	(11,114)	(11,066)
Net cash from financing activities	(11,932)	(23,021)

Net change in cash and cash equivalents	(36,402)	26,500
Cash and cash equivalents at beginning of period	243,042	236,127
Cash and cash equivalents at end of period	$206,640	$262,627
Supplemental cash flow information
Interest paid	$2,462	$3,950
Supplemental noncash disclosures:
Transfers from loans to other real estate	5,811	14,479

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

Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates:  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, valuation of deferred tax assets, loss contingencies, fair value of other real estate owned and fair values of financial instruments are particularly subject to change.

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

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a memorandum of understanding (“MOU”), which maintains many of the controls and procedures put in place by the Bank in response to the Consent Order, including: maintenance of a Tier 1 Leverage Capital Ratio of at least 8%, formulating and submitting a written plan of action on each asset classified as Substandard in the Report of Examination (“ROE”), charge-off of all assets classified as “Loss” in the ROE, submission of a written Profit Plan, Board review of the adequacy of the allowance for loan losses each quarter and the receipt of prior written consent of the FDIC and OFIR before the Bank declares or pays any dividends.  The Bank was in compliance with each of these requirements as of March 31, 2012.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Written Agreement with Macatawa and its Regulator

The Company has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB").  The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010.  Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval.  The Company separately requested and received approval from the FRB to make the first quarter 2012 quarterly interest payments on its $1.65 million in outstanding subordinated debt.  Each quarter the Company requests approval from the FRB to make the next quarter's interest payment on its subordinated debt and is continuing to accrue the interest amounts due.

We believe that as of March 31, 2012, the Company was in compliance in all material respects with all the provisions of the Written Agreement.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2012, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage and consumer loan portfolios. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

As of January 1, 2010, we no longer have the ability to carryback losses to prior years. The realization of our deferred tax assets is largely dependent on generating income in future years. At March 31, 2012, the need to maintain a full valuation allowance was based primarily on our net operating losses for recent years and the continuing weak economic conditions that could impact our ability to generate future earnings. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

Adoption of New Accounting Standards: The FASB has issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. In a typical repo transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Codification Topic 860, Transfers and Servicing, prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repo agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Adoption of this ASU did not have any effect as the Company does not currently hold any such repurchase agreements.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Disclosure of the fair value levels of our financial assets and financial liabilities was added to Note 5 upon adoption of this standard in the first quarter of 2012.

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends accounting standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We early adopted this standard with our 2011 annual financial statements by adding a statement of comprehensive income.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
March 31, 2012
Available for Sale:
U.S. Treasury and federal agency securities	$36,295		$212		$(133)	$36,374
U.S. Agency MBS and CMOs	18,969		124		(32)	19,061
Tax-exempt state and municipal bonds	8,367		101		(101)	8,367
Taxable state and municipal bonds	18,834		367		(28)	19,173
Corporate bonds and other debt securities	4,233		22		(28)	4,227
Other equity securities	1,500		43		---	1,543
	$88,198		$869		$(322)	$88,745
Held to Maturity
State and municipal bonds	$300	$	---	$	---	$300

December 31, 2011
Available for Sale:
U.S. Treasury and federal agency securities	$27,408		$205	$	---	$27,613
U. S. Agency MBS and CMOs	3,853		33		---	3,886
Tax-exempt state and municipal bonds	4,292		116		---	4,408
Taxable state and municipal bonds	16,531		239		(54)	16,716
Corporate bonds	1,081		1		(1)	1,081
Other equity securities	1,000		42		---	1,042
	$54,165		$636		$(55)	$54,746
Held to Maturity:
State and municipal bonds	$300	$	---	$	---	$300

There were no sales of securities in the three month periods ended March 31, 2012 and 2011.

Contractual maturities of debt securities at March 31, 2012 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$ ---	$ ---	$ ---	$ ---
Due from one to five years	---	---	33,569	33,914
Due from five to ten years	---	---	29,468	29,566
Due after ten years	300	300	23,661	23,722

	$300	$300	$86,698	$87,202

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
March 31, 2012	Value	Loss	Value		Loss		Value	Loss

U.S. Treasury and federal agency securities	$8,868	$(133)	$	---	$	---	$8,868	$(133)
U.S. Agency MBS and CMOs	3,693	(32)					3,693	(32)
Tax-exempt state and municipal bonds	3,882	(101)		---		---	3,882	(101)
Taxable state and municipal bonds	3,106	(28)		---		---	3,106	(28)
Corporate bonds and other debt securities	2,605	(28)		---		-	2,605	(28)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$22,154	$(322)	$	---	$	---	$22,154	$(322)

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
December 31, 2011	Value	Loss	Value		Loss		Value	Loss

U.S. Treasury and federal agency securities	$ ---	$ ---	$	---	$	---	$ ---	$ ---
U.S. Agency MBS and CMOs	---	---		---		---	---	---
Tax-exempt state and municipal bonds	---	---		---		---	---	---
Taxable state and municipal bonds	6,196	(54)		---		---	6,196	(54)
Corporate bonds	539	(1)					539	(1)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$6,735	$(55)	$	---	$	---	$6,735	$(55)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the three month periods ended March 31, 2012 and 2011.

At both March 31, 2012 and December 31, 2011, securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2012	December 31, 2011

Commercial and industrial	$228,771	$227,051

Commercial real estate:
Residential developed	31,553	33,829
Unsecured to residential developers	5,995	5,937
Vacant and unimproved	58,448	66,046
Commercial development	5,239	4,586
Residential improved	81,570	82,337
Commercial improved	291,014	304,070
Manufacturing and industrial	70,556	71,462
Total commercial real estate	544,375	568,267

Consumer
Residential mortgage	169,491	156,891
Unsecured	1,808	1,952
Home equity	100,492	101,074
Other secured	14,998	15,740
Total consumer	286,789	275,657

Total loans	1,059,935	1,070,975
Allowance for loan losses	(29,451)	(31,641)

	$1,030,484	$1,039,334

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2012:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,313	$20,475	$4,821	$32	$31,641
Charge-offs	(968)	(1,707)	(822)	---	(3,497)
Recoveries	171	4,683	53	---	4,907
Provision for loan losses	1,991	(5,886)	314	(19)	(3,600)
Ending Balance	$7,507	$17,565	$4,366	$13	$29,451

Three months ended March 31, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Charge-offs	(804)	(2,397)	(931)	---	(4,132)
Recoveries	193	250	56	---	499
Provision for loan losses	790	(2,119)	(117)	(4)	(1,450)
Ending Balance	$7,191	$30,707	$4,423	$22	$42,343

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2012:
	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$4,705	$3,778	$1,938	$	---	$10,421
Collectively evaluated for impairment	2,802	13,787	2,428		13	19,030
Total ending allowance balance	$7,507	$17,565	$4,366		$13	$29,451

Loans:
Individually reviewed for impairment	$17,002	$53,544	$16,040	$	---	$86,586
Collectively evaluated for impairment	211,769	490,831	270,749		---	973,349
Total ending loans balance	$228,771	$544,375	$286,789	$	---	$1,059,935

December 31, 2011:
	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$3,478	$4,367	$1,752	$	---	$9,597
Collectively evaluated for impairment	2,835	16,108	3,069		32	22,044
Total ending allowance balance	$6,313	$20,475	$4,821		$32	$31,641

Loans:
Individually reviewed for impairment	$17,331	$52,195	$15,085	$	---	$84,611
Collectively evaluated for impairment	209,720	516,072	260,572		---	986,364
Total ending loans balance	$227,051	$568,267	$275,657	$	---	$1,070,975

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$7,934	$5,176	$	---

Commercial real estate:
Residential developed	6,206	5,310		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	2,257	1,559		---
Commercial development	218	218		---
Residential improved	6,095	5,277		---
Commercial improved	9,033	7,900		---
Manufacturing and industrial	4,409	4,409		---
	28,218	24,673
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	200	200		---
Other secured	---	---		---
	200	200		---
	$36,352	$30,049	$	---

With an allowance recorded:
Commercial and industrial	$11,826	$11,826		$4,705

Commercial real estate:
Residential developed	3,291	3,291		1,381
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,923	1,923		399
Commercial development	---	---		---
Residential improved	9,170	9,170		808
Commercial improved	9,917	9,917		1,020
Manufacturing and industrial	4,571	4,571		170
	28,872	28,872		3,778
Consumer:
Residential mortgage	15,174	15,054		1,894
Unsecured	---	---		---
Home equity	785	785		44
Other secured	---	---		---
	15,959	15,839		1,938
	$56,657	$56,537		$10,421

Total	$93,009	$86,586		$10,421

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,485	$3,485	$	---
Commercial real estate:
Residential developed	6,432	2,021		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	5,226	4,265		---
Commercial development	---	---		---
Residential improved	1,943	1,858		---
Commercial improved	5,428	5,162		---
Manufacturing and industrial	3,997	3,997		---
	23,026	17,303
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	200	200		---
Other secured	---	---		---
	200	200		---
	$26,711	$20,988	$	---

With an allowance recorded:
Commercial and industrial	$17,052	$13,846		$3,478
Commercial real estate:
Residential developed	4,941	4,941		1,960
Unsecured to residential developers	---	---		---
Vacant and unimproved	3,378	2,462		154
Commercial development	220	220		17
Residential improved	12,312	11,809		1,176
Commercial improved	10,590	10,555		844
Manufacturing and industrial	4,905	4,905		216
	36,346	34,892		4,367
Consumer:
Residential mortgage	14,235	14,114		1,713
Unsecured	---	---		---
Home equity	771	771		39
Other secured	---	---		---
	15,006	14,885		1,752
	$68,404	$63,623		$9,597

Total	$95,115	$84,611		$9,597

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Average of impaired loans during the period:
Commercial and industrial	$18,960	$4,725

Commercial real estate:
Residential developed	9,468	16,141
Unsecured to residential developers	---	915
Vacant and unimproved	3,483	4,948
Commercial development	219	825
Residential improved	14,545	8,695
Commercial improved	16,100	21,909
Manufacturing and industrial	9,468	8,349

Consumer	15,924	12,755

Interest income recognized during impairment:
Commercial and industrial	340	(14)
Commercial real estate	654	523
Consumer	140	110

Cash-basis interest income recognized
Commercial and industrial	319	52
Commercial real estate	619	509
Consumer	138	110

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012:

	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$9,187	$	---
Commercial real estate:
Residential developed	5,882		---
Unsecured to residential developers	---		---
Vacant and unimproved	155		---
Commercial development	426		---
Residential improved	2,492		---
Commercial improved	3,115		26
Manufacturing and industrial	261		---
	12,331		26
Consumer:
Residential mortgage	1,504		---
Unsecured	22		---
Home equity	424		---
Other secured	---		---
	1,950		---

Total	$23,468		$26

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011:

	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$9,270	$290
Commercial real estate:
Residential developed	3,577	126
Unsecured to residential developers	---	---
Vacant and unimproved	3,715	---
Commercial development	49	---
Residential improved	5,144	286
Commercial improved	2,654	1,255
Manufacturing and industrial	134	---
	15,273	1,667
Consumer:
Residential mortgage	1,777	111
Unsecured	22	---
Home equity	534	---
Other secured	---	2
	2,333	113

Total	$26,876	$2,070

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$770	$490	$1,260	$227,511	$228,771

Commercial real estate:
Residential developed	435	---	435	31,118	31,553
Unsecured to residential developers	340	---	340	5,655	5,995
Vacant and unimproved	27	81	108	58,340	58,448
Commercial development	---	425	425	4,814	5,239
Residential improved	682	1,229	1,911	79,659	81,570
Commercial improved	1,108	1,181	2,289	288,725	291,014
Manufacturing and industrial	---	32	32	70,524	70,556
	2,592	2,948	5,540	538,835	544,375
Consumer:
Residential mortgage	74	1,206	1,280	168,211	169,491
Unsecured	6	---	6	1,802	1,808
Home equity	411	389	800	99,692	100,492
Other secured	4	---	4	14,994	14,998
	495	1,595	2,090	284,699	286,789
Total	$3,857	$5,033	$8,890	$1,051,045	$1,059,935

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$218	$1,230	$1,448	$225,603	$227,051

Commercial real estate:
Residential developed	472	613	1,085	32,744	33,829
Unsecured to residential developers	---	---	---	5,937	5,937
Vacant and unimproved	442	388	830	65,216	66,046
Commercial development	---	49	49	4,537	4,586
Residential improved	549	1,343	1,892	80,445	82,337
Commercial improved	1,355	3,266	4,621	299,449	304,070
Manufacturing and industrial	---	134	134	71,328	71,462
	2,818	5,793	8,611	559,656	568,267
Consumer:
Residential mortgage	313	1,517	1,830	155,061	156,891
Unsecured	35	---	35	1,917	1,952
Home equity	663	498	1,161	99,913	101,074
Other secured	51	2	53	15,687	15,740
	1,062	2,017	3,079	272,578	275,657
Total	$4,098	$9,040	$13,138	$1,057,837	$1,070,975

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $9,072,000 and $6,905,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2012 and December 31, 2011, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During the three months ended March 31, 2012 and throughout 2011, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at March 31, 2012, it is unlikely that any such loans will be removed from TDR status in 2012.

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

The following table presents information regarding troubled debt restructurings as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	115	$17,267	98	$15,395
Commercial real estate	141	47,558	120	46,414
Consumer	97	16,361	90	15,373
	353	$81,186	308	$77,182

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings executed during the three month periods ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification		Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	10	$1,243	$	---	48	$1,423	$	---
Commercial real estate	30	6,396		86	31	9,569		524
Consumer	7	1,188		260	6	911		---
	47	$8,827		$346	85	$11,903		$524

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended March 31, 2012 and March 31, 2011 that are not considered TDRs (dollars in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	94	$33,290	110	$30,110
Commercial real estate	79	36,800	117	42,963
Consumer	24	872	6	233
	197	$70,962	233	$73,306

The table below presents by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended March 31, 2012 and 2011 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	2	$92	3	$763
Commercial real estate	1	76	2	259
Consumer	1	70	2	402

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes commercial loans individually and classifies these relationships by credit risk grading. The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits. All commercial loans are assigned a grade at origination, at each renewal or any amendment. When a credit is first downgraded to a watch credit (either through renewal, amendment, loan officer identification or the loan review process), an Administrative Loan Review (“ALR”) is generated by credit and the loan officer. All watch credits have an ALR completed monthly which analyzes the collateral position and cash flow of the borrower and its guarantors. The loan officer is required to complete both a short term and long term plan to rehabilitate or exit the credit and to provide monthly comments on the progress to these plans. Management meets quarterly with loan officers to discuss each of these credits in detail and to help attempt to formulate solutions where progress has stalled. When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR. Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected through the loan review process. The credit will stay on the ALR until either its grade has improved to a 4 or better or the credit relationship is at a zero balance. The Company uses the following definitions for the risk grades:

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of March 31, 2012, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$586	$6,934	$60,954	$117,103	$27,867	$6,126	$9,201	$	---
Commercial real estate:
Residential developed	---	---	283	8,706	8,870	7,812	5,882		---
Unsecured to residential developers	---	---	5,059	580	16	340	---		---
Vacant and unimproved	---	---	13,808	23,946	18,669	1,871	155		---
Commercial development	---	---	60	2,248	1,403	1,103	426		---
Residential improved	---	119	8,359	39,453	18,370	12,776	2,492		---
Commercial improved	---	209	60,984	160,223	46,534	19,947	3,115		---
Manufacturing and industrial	---	2,172	10,828	39,005	11,402	6,889	261		---

	$586	$9,434	$160,335	$391,264	$133,131	$56,864	$21,532	$	---

As of December 31, 2011, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$595	$8,447	$56,457	$117,015	$27,674	$7,593	$9,270	$	---
Commercial real estate:
Residential developed	---	---	283	9,688	11,410	8,725	3,723		---
Unsecured to residential developers	---	---	4,773	647	177	340	---		---
Vacant and unimproved	---	---	14,707	24,344	21,362	1,918	3,715		---
Commercial development	---	---	60	2,261	1,109	1,107	49		---
Residential improved	---	121	2,650	45,813	18,642	9,968	5,143		---
Commercial improved	---	5	62,510	173,697	43,493	21,712	2,653		---
Manufacturing and industrial	---	2,242	12,209	38,533	11,344	7,000	134		---

	$595	$10,815	$153,649	$411,998	$135,211	$58,363	$24,687	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2012	December 31, 2011

Not classified as impaired	$25,506	$29,687
Classified as impaired	52,890	53,363

Total commercial loans classified substandard or worse	$78,396	$83,050

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2012	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$168,285	$1,808	$100,103	$14,998
Nonperforming	1,206	---	389	---
Total	$169,491	$1,808	$100,492	$14,998

December 31, 2011	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$155,374	$1,952	$100,576	$15,738
Nonperforming	1,517	---	498	2
Total	$156,891	$1,952	$101,074	$15,740

NOTE 4 – OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011

Beginning balance	$83,663	$68,388	$68,388
Additions, transfers from loans and fixed assets	5,811	38,358	14,479
Proceeds from sales of other real estate owned	(4,417)	(21,540)	(4,984)
Valuation allowance reversal upon sale	(1,463)	(3,058)	(1,083)
Gain (loss) on sale of other real estate owned	94	1,515	212
	83,688	83,663	77,012
Less: valuation allowance	(17,452)	(17,225)	(12,020)
Ending balance	$66,236	$66,438	$64,992

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Beginning balance	$17,225	$10,404
Additions charged to expense	1,690	2,699
Reversals upon sale	(1,463)	(1,083)
Ending balance	$17,452	$12,020

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
U.S. Treasury and federal agency securities	$36,374	$	---	$36,374	$	---
U.S. Agency MBS and CMOs	19,061		---	19,061		---
Tax-exempt state and municipal bonds	8,367		---	8,367		---
Taxable state and municipal bonds	19,173		---	19,173		---
Corporate bonds and other debt securities	4,227		---	4,227		---
Other equity securities	1,543		---	1,543		---
Loans held for sale	8,562		---	8,562		---

December 31, 2011
U.S. Treasury and federal agency securities	$27,613	$	---	$27,613	$	---
U.S. Agency MBS and CMOs	3,886		---	3,886		---
Tax-exempt state and municipal bonds	4,408		---	4,408		---
Taxable state and municipal bonds	16,716		---	16,716		---
Corporate bonds	1,081		---	1,081		---
Other equity securities	1,042		---	1,042		---
Loans held for sale	1,026		---	1,026		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2012
Impaired loans	$37,965	$	---	$	---	$37,965
Other real estate owned	41,947		---		---	41,947

December 31, 2011
Impaired loans	$22,525	$	---	$	---	$22,525
Other real estate owned	39,730		---		---	39,730

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2012 and December 31, 2011 (dollars in thousands).

	Level in	March 31, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$22,278	$22,278	$30,971	$30,971
Cash equivalents	Level 2	184,362	184,362	212,071	212,071
Securities held to maturity	Level 2	300	300	300	300
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	1,030,484	1,036,948	1,039,334	1,047,291
Bank owned life insurance	Level 3	26,180	26,180	25,957	25,957
Accrued interest receivable	Level 2	3,802	3,802	3,595	3,595

Financial liabilities
Deposits	Level 2	(1,214,471)	(1,215,399)	(1,215,289)	(1,216,452)
Other borrowed funds	Level 2	(137,489)	(140,415)	(148,603)	(151,566)
Long-term debt	Level 2	(41,238)	(34,109)	(41,238)	(34,820)
Subordinated debt	Level 2	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	Level 2	(3,873)	(3,873)	(3,517)	(3,517)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable, demand deposits, short-term borrowings and variable rate loans or deposits that reprice frequently and fully. Security fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities as discussed above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet credit-related items is not significant.

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Noninterest-bearing demand	$300,617	$324,253
Interest bearing demand	218,713	204,402
Savings and money market accounts	413,075	381,498
Certificates of deposit	282,066	305,136
	$1,214,471	$1,215,289

Approximately $100.0 million and $106.3 million in certificates of deposit were in denominations of $100,000 or more at March 31, 2012 and December 31, 2011, respectively.

The Bank had no brokered deposits at March 31, 2012 and December 31, 2011.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

March 31, 2012
Single maturity fixed rate advances	$125,000	April 2012 to September 2016	1.73%
Amortizable mortgage advances	12,489	March 2018 to July 2018	3.77%
	$137,489

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2011
Single maturity fixed rate advances	$135,000	March 2012 to September 2016	1.79%
Amortizable mortgage advances	13,603	March 2018 to July 2018	3.77%
	$148,603

Each advance is subject to a prepayment penalty if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. These advances were collateralized by residential and commercial real estate loans totaling $358.6 million and $389.8 million under a physical loan collateral delivery arrangement at March 31, 2012 and December 31, 2011, respectively.

Scheduled repayments of FHLB advances as of March 31, 2012 were as follows (in thousands):

2012	$25,667
2013	1,831
2014	21,884
2015	21,938
2016	61,996
Thereafter	4,173
$137,489

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2012 and 2011 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net income	$4,485	$1,291
Dividends declared on preferred shares	---	---
Net income available to common shares	$4,485	$1,291

Weighted average shares outstanding, including participating stock awards - Basic	27,082,825	17,679,621

Dilutive potential common shares:
Stock options	---	---
Conversion of preferred stock	---	---
Stock warrants	---	---
Weighted average shares outstanding - Diluted	27,082,825	17,679,621

Basic earnings per common share	$0.17	$0.07
Diluted earnings per common share	$0.17	$0.07

Stock options for 632,404 and 714,766 shares of common stock for the three month periods ended March 31, 2012 and 2011, respectively, were not considered in computing diluted earnings per share because they were antidilutive. Potential common shares associated with convertible preferred stock and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011

Current		$13		$(2)
Deferred (benefit) expense		(13)		2
	$	---	$	---

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011

Statutory rate		35%		35%
Statutory rate applied to income before taxes		$1,570		$452
Add (deduct)
Change in valuation allowance		(1,473)		(355)
Tax-exempt interest income		(12)		---
Bank-owned life insurance		(78)		(75)
Other, net		(7)		(22)
	$	---	$	---

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

We established an $18.0 million valuation allowance on deferred tax assets in 2009 based primarily on the Company’s net operating losses for 2009 and 2008. As a result of losses incurred in 2010, the Company increased the valuation allowance to $25.6 million at December 31, 2010. At December 31, 2011 and March 31, 2012, a valuation allowance of $24.0 million and $22.6 million, respectively, was maintained as the Company continued to face a challenging economic environment currently confronting banks that could negatively impact future operating results. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when the Company returns to consistent, sustained profitability.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2012		December 31, 2011
Deferred tax assets
Allowance for loan losses		$10,308		$11,074
Nonaccrual loan interest		880		839
Valuation allowance on other real estate owned		6,108		6,029
Net operating loss carryforward		6,775		7,673
Other		1,147		1,137
Gross deferred tax assets		25,218		26,752
Valuation allowance		(22,566)		(24,026)
Total net deferred tax assets		2,652		2,726

Deferred tax liabilities
Depreciation		(1,710)		(1,758)
Purchase accounting adjustments		---		(22)
Unrealized gain on securities available for sale		(191)		(204)
Prepaid expenses		(407)		(407)
Other		(344)		(335)
Gross deferred tax liabilities		(2,652)		(2,726)
Net deferred tax asset	$	---	$	---

At March 31, 2012, we had federal net operating loss carry forwards of $19.4 million that expire through 2030.

There were no unrecognized tax benefits at March 31, 2012 or December 31, 2011 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2008.

NOTE 10 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2012, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

At March 31, 2012 and December 31, 2011, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under MOU/Consent Order (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital (to risk weighted assets)
Consolidated	$154,263	13.7%	$90,363	8.0%	N/A	N/A	N/A	N/A
Bank	147,010	13.0	90,354	8.0	$112,942	10.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)
Consolidated	131,046	11.6	45,182	4.0	N/A	N/A	N/A	N/A
Bank	132,684	11.8	45,177	4.0	67,765	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	131,046	8.8	59,885	4.0	N/A	N/A	N/A	N/A
Bank	132,684	8.9	59,815	4.0	74,769	5.0	$119,630	8.0

December 31, 2011
Total capital (to risk weighted assets)
Consolidated	$149,905	13.2%	$91,201	8.0%	N/A	N/A	N/A	N/A
Bank	142,059	12.5	91,193	8.0	$113,991	10.0%	$125,390	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	125,028	11.0	45,601	4.0	N/A	N/A	N/A	N/A
Bank	127,576	11.2	45,596	4.0	68,394	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	125,028	8.3	60,598	4.0	N/A	N/A	N/A	N/A
Bank	127,576	8.4	60,528	4.0	75,660	5.0	121,056	8.0

(1)	The MOU is applicable to the March 31, 2012 information presented in these columns, and the Consent Order is applicable to the December 31, 2011 information presented in these columns.

Approximately $32.8 million and $31.3 million of trust preferred securities outstanding at March 31, 2012 and December 31, 2011, respectively, qualified as Tier 1 capital. Refer to our 2011 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2012 and “adequately capitalized” at December 31, 2011. The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as "well capitalized" at December 31, 2011. However, because the Bank was subject to the Consent Order, the Bank could not be categorized as "well capitalized" regardless of actual capital levels.  With the termination of the Consent Order on March 2, 2012, the Bank’s capital category improved to “well capitalized”.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SHAREHOLDERS' EQUITY (Continued)

The MOU prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. Under Michigan law, the Bank is also restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $26.7 million at March 31, 2012.

Additional information about the Consent Order and the MOU may be found in Note 1 under the heading "Regulatory Developments”.

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

At March 31, 2012, we had total assets of $1.50 billion, total loans of $1.06 billion, total deposits of $1.21 billion and shareholders' equity of $98.9 million. During the first quarter of 2012, we recognized net income of $4.5 million compared to net income of $1.3 million in the first quarter of 2011. This represented our eighth consecutive quarter (or two full years) of profitability. As described more fully below, a significant recovery on a previously charged-off loan and continued reductions in net charge-offs and nonperforming loans led to a negative loan loss provision for the most recent quarter.

In response to our losses during 2008, 2009 and the first quarter of 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.  In addition, the Board of Directors added experienced members to provide further oversight and guidance.  These and other efforts were reflected in our results of operations for the past two years with lower levels of charge-offs and provision for loan losses, reductions in operating expenses and reduction in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million and contributed $10.0 million of the proceeds from the stock offering to the Bank retaining the remaining $10.3 million at the holding company.  As of March 31, 2012, the Company’s and the Bank’s regulatory capital ratios were the highest they have been since December 31, 1999.

On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank. The Company also entered into a Written Agreement with the FRB with an effective date of July 23, 2010.   Upon completion of the Bank’s 2011 joint examination, the FDIC and OFIR terminated the Bank’s Consent Order effective March 2, 2012.  As of March 31, 2012, the Bank’s capital ratios were at levels comfortably exceeding those required to be categorized as “well capitalized” under applicable regulatory guidance.  With the termination of the Bank’s Consent Order effective March 2, 2012, the Bank was categorized as “well capitalized” at March 31, 2012.

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a Memorandum of Understanding (“MOU”).  As of March 31, 2012, we believe that the Bank was in compliance in all material respects with all of the provisions of the MOU. As of the same date, we believe that the Company was in compliance in all material respects with all of the provisions of the Written Agreement. See Note 1 to the Consolidated Financial Statements for more information.

Additional information further describing changes in our business, including those in response to the Consent Order, MOU and the Written Agreement, are described in detail in our 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary: Net income available to common shares for the quarter ended March 31, 2012 was $4.5 million, compared to net income of $1.3 million in the first quarter of 2011. Net income per common share on a diluted basis was $0.17 for the first quarter of 2012 and $0.07 for the first quarter of 2011.

The improvement in earnings in the first quarter of 2012 is a continuation of improvement in the past several quarters, led by a significantly lower level of net charge-offs from $3.6 million in the first quarter of 2011 to a net recovery of $1.4 million in the first quarter of 2012. This, coupled with a decline in non-performing and impaired loan levels, resulted in a decrease of $2.1 million in the provision for loan losses. The provision for loan losses was a negative $3.6 million for the three month period ended March 31, 2012 compared to a negative $1.5 million for the same period in 2011.

Operating results in recent periods have been significantly impacted by the expense associated with problem loans and nonperforming assets. Apart from the provision for loan losses, expenses associated with nonperforming assets (including administration costs and losses) were $3.1 million for the first quarter of 2012 compared to $4.4 million for the first quarter of 2011. Significant valuation writedowns on other real estate owned and higher levels of legal costs associated with nonperforming assets in the first quarter of 2011 are the primary reasons for the change between periods.  Lost interest from elevated levels of nonperforming assets was approximately $1.1 million for the three months ended March 31, 2012 compared to $1.6 million for the three months ended March 31, 2011. Each of these items is discussed more fully below.

Index

Net Interest Income: Net interest income totaled $11.3 million for the first quarter of 2012 compared to $11.6 million for the first quarter of 2011.

The decrease in net interest income in the first quarter of 2012 was due primarily to an $87.4 million reduction in our average interest earning assets as a result of our focus on reducing credit exposure within certain segments of our loan portfolio, liquidity improvement and capital preservation. The net interest margin was 3.32% for the first quarter of 2012 compared to 3.22% for the first quarter of 2011. Average interest earning assets decreased from $1.44 billion for the first quarter of 2011 to $1.35 billion for the same period in 2012. Our average yield on earning assets for the first quarter of 2012 declined 27 basis points compared to the same period in 2011 from 4.42% to 4.15%. Margin improvement for the most recent quarter was driven by a significant reduction in the cost of average interest bearing liabilities, which more than offset the effect of the decline in yield on earning assets.  An increase of $48.3 million in average taxable securities in the first quarter of 2012 also contributed to the improvement in net interest margin.

The decline in yields on interest earning assets for the three month period ended March 31, 2012 was from decreases in the yield on our commercial, residential and consumer loan portfolios, which have repriced in the generally lower rate environment during this period. Our margin has been negatively impacted by our decision to hold significant balances in liquid and short-term investments during the past two years. As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The cost of funds decreased 39 basis points to 1.03% in the first quarter of 2012 from 1.42% in the same period in 2011. A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2012 and 2011.

	For the three months ended March 31,
	2012			2011
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$59,895	318	2.12%	$11,632	$26	0.91%
Tax-exempt securities (1)	6,194	42	4.73%	76	1	6.95%
Loans (2)	1,069,052	13,526	5.02%	1,184,429	15,582	5.27%
Federal Home Loan Bank stock	11,236	85	2.99%	11,932	76	2.56%
Federal funds sold and other short-term investments	203,905	128	0.25%	229,569	168	0.29%
Total interest earning assets (1)	1,350,282	14,099	4.15%	1,437,638	15,853	4.42%

Noninterest earning assets:
Cash and due from banks	21,362			21,868
Other	126,371			106,276

Total assets	$1,498,015			$1,565,782

Liabilities
Deposits:
Interest bearing demand	$210,507	97	0.18%	$178,942	103	0.23%
Savings and money market accounts	395,294	509	0.52%	370,640	543	0.59%
Time deposits	296,151	1,044	1.42%	434,534	2,266	2.11%
Borrowings:
Other borrowed funds	149,386	778	2.06%	186,340	1,000	2.15%
Long-term debt	41,238	390	3.75%	41,238	343	3.34%
Total interest bearing liabilities	1,092,576	2,818	1.03%	1,211,694	4,255	1.42%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	303,331			278,998
Other noninterest bearing liabilities	6,584			6,166
Shareholders' equity	95,524			68,924

Total liabilities and shareholders' equity	$1,498,015			$1,565,782

Net interest income		$11,281			$11,598

Net interest spread (1)			3.12%			3.00%
Net interest margin (1)			3.32%			3.22%
Ratio of average interest earning assets to average interest bearing liabilities	123.59%			118.65%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $31.2 million and $73.5 million for the three months ended March 31, 2012 and 2011.

Index

Provision for Loan Losses: The provision for loan losses for the first quarter of 2012 was a negative $3.6 million compared to a negative $1.5 million for the first quarter of 2011. The reduction in the provision for loan losses was primarily associated with a $4.4 million recovery on a previously charged-off loan.  This was partially offset by first quarter 2012 charge-offs of $3.5 million.  Provision was also impacted by a reduction in the balance and required reserves on nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio.

Net recoveries were $1.4 million for the first quarter of 2012 compared to net charge-offs of $3.6 million for the first quarter of 2011. Most of the charge-offs taken during the first quarter of 2012 were from impaired loans with previously established reserves. The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans. The pace of the decline in real estate value, however, has been slowing, translating into a decline in charge-offs. We are also experiencing positive results from our collection efforts with recoveries increasing as evidenced by the large recovery collected in the first quarter of 2012.  Recoveries increased from $499,000 for the first quarter of 2011 to $4.9 million for the same period in 2012.  While we expect our collection efforts to produce further recoveries, the amount achieved in the first quarter of 2012 was unusually high and may not recur at this level in future quarters.

We have also experienced a decline in the pace of commercial loans migrating to a lower loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed under the heading "Allowance for Loan Losses" below. In addition to experiencing fewer downgrades of credits, we continue to see an increase in the quality of some credits resulting in an improved loan grade. Over the past six quarters, we have experienced improvements in our weighted average loan grade. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the provision for loan losses in 2012.

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

Noninterest Income: Noninterest income for the three month period ended March 31, 2012 was stable at $3.7 million compared to $3.7 million for the same period in 2011. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Service charges and fees on deposit accounts	$795	$949
Net gains on mortgage loans	471	435
Trust fees	609	651
ATM and debit card fees	981	918
Bank owned life insurance income	223	215
Investment services fees	229	233
Other income	403	278
Total noninterest income	$3,711	$3,679

Service charges on deposit accounts decreased for the three month period ended March 31, 2012 as a result of declines in overdraft fee income, consistent with banking industry trends. We recognized increases in gains on sales of mortgage loans for the first quarter of 2012, due in part to increased focus on growth in our residential mortgage loan origination volume. The low interest rate environment has also contributed significantly to this increase in sales volume. Trust income is down for the three month period ended March 31, 2012 due primarily to a decline in trust asset balances and market conditions. Income from ATM and debit card fees was up for the most recent quarter due to increased volume of activity during 2012.

Index

Noninterest Expense: Noninterest expense decreased to $14.1 million for the three month period ended March 31, 2012, from $15.4 million for the same period in 2011. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Salaries and benefits	$5,720	$5,347
Occupancy of premises	971	1,011
Furniture and equipment	828	817
Legal and professional	212	270
Marketing and promotion	210	224
Data processing	351	304
FDIC assessment	710	978
ATM and debit card processing	288	271
Bond and D&O insurance	268	379
Administration and disposition of problem assets	3,058	4,434
Outside services	378	421
Other noninterest expense	1,113	980
Total noninterest expense	$14,107	$15,436

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations in response to prolonged economic weakness. However, our largest component of noninterest expense, salaries and benefits, increased in the first quarter of 2012 by $373,000 from the first quarter of 2011. We had 382 full-time equivalent employees at March 31, 2012 compared to 385 at March 31, 2011. The increased expense for the first quarter of 2012 was primarily attributable to increased commissions paid for mortgage origination activity which was 2.6 times greater in the first quarter of 2012 compared to the first quarter of 2011.  In March 2012, our board authorized a cost of living increase for the first time in several years, which will result in an increase in compensation expense beginning in the second quarter of 2012.  This will be at least partially offset by managed attrition and reductions in certain areas as we adjust for personnel needs with changes in our size and complexity.

The next largest noninterest expense was our cost related to administration and disposition of problem assets. Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Legal and professional – nonperforming assets	$441	$825
Repossessed and foreclosed property administration	1,021	1,116
Losses on repossessed and foreclosed properties	1,596	2,493
Total	$3,058	$4,434

Losses on repossessed assets and foreclosed properties decreased significantly for the three month period ended March 31, 2012, decreasing $897,000 from the same period in 2011. The overall level of losses on repossessed and foreclosed properties remains elevated due to the level of other real estate owned.

Costs associated with administration and disposition of problem assets remained elevated. As loans work through the collection process to resolution or foreclosure these costs tend to increase. As our level of problem loans and other real estate owned decreases, we believe we will experience meaningful reductions in these costs.

Index

FDIC assessments decreased by $268,000 to $710,000 for the first quarter of 2012 compared to $978,000 for the first quarter of 2011 as a result of our reduced level of deposits, changes to the assessment base implemented by the FDIC and due to a change in our assessment category resulting from the termination of our Consent Order effective March 2, 2012.  We expect savings to be even more for the second quarter of 2012 as the Bank will be assessed at the lower rate for the full quarter.  We estimate an annual FDIC assessment cost savings of $1.2 million related to the Consent Order termination.  Because the Consent Order was not terminated until March 2, 2012, we will not realize the full amount of annual savings in 2012.

We realized a $111,000 reduction in our bond and D&O insurance costs in the first quarter of 2012 compared to the first quarter 2011 as a result of our improving financial condition and the decreased risk perceived by our insurance carriers.

Federal Income Tax Expense/Benefit: We recorded no federal income tax expense for the three month periods ended March 31, 2012 and 2011. Since June 30, 2009, we have concluded that a full valuation allowance must be maintained for all of our net deferred tax assets based primarily on our net operating losses in recent years and the continued challenging environment confronting banks that could negatively impact future operating results. At March 31, 2012, the valuation allowance on our net deferred tax assets totaled $22.6 million.  Under certain conditions according to accounting standards, the valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when we return to consistent, sustained profitability.

Index

FINANCIAL CONDITION

Summary: Due to the Consent Order and the continuing soft economic conditions, in recent periods we had been focused on reducing our loan portfolio, including reducing exposure in higher loan concentration types, to improve our financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   With the successful capital raise in the second quarter of 2011, our improving financial condition and the termination of the Consent Order, we are beginning to focus on high quality, measured growth in our investment and loan portfolios.

Total assets were $1.50 billion at March 31, 2012, a decrease of $4.7 million from $1.51 billion at December 31, 2011. This change reflected increases of $34.0 million in securities available for sale, offset by declines of $11.0 million in our loan portfolio and $27.7 million in short-term investments. Total deposits were stable ($818,000 decrease) and other borrowed funds were paid down by $11.1 million during the first quarter of 2012.

Federal Funds Sold and Other Short Term Investments: The $27.7 million decrease in federal funds sold and other short-term investments to $184.4 million at March 31, 2012 was used to fund the increase in securities available for sale and pay down other borrowed funds.  We expect these balances to decrease further in 2012 as we continue to rebuild our investment portfolio.

Securities Available for Sale: Securities available for sale were $88.7 million at March 31, 2012 compared to $54.7 million at December 31, 2011. We began rebuilding our investment portfolio during the second quarter of 2011. The balance at March 31, 2012 primarily consisted of U.S. agency securities and various municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio to continue our diversification of asset quality throughout the remainder of 2012.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $11.0 million to $1.06 billion at March 31, 2012 compared to $1.07 billion at December 31, 2011. During the first quarter of 2012, our commercial and consumer loan portfolios (excluding residential mortgages) decreased by $22.2 million and $1.5 million, respectively, while our residential mortgage portfolio increased by $12.6 million as a result of our initiative to increase this portfolio segment to further diversify our credit risk.

We also saw an increase in the volume of residential mortgage loans originated for sale in the first quarter of 2012 compared to the same period in 2011. Residential mortgage loans originated for sale were $26.5 million in the first quarter of 2012 compared to $16.7 million for the same period in 2011. This increase was primarily due to market conditions and our focus on increasing our residential mortgage lending volume.

The decline in the commercial loan portfolio balances in recent quarters reflected the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. As discussed earlier, we believe our loan portfolio has stabilized and we expect to begin measured high quality loan portfolio growth.

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 73% of the total loan portfolio at March 31, 2012 and 74% at December 31, 2011. Residential mortgage and consumer loans comprised approximately 27% and 26% of total loans at March 31, 2012 and December 31, 2011, respectively.

Index

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):

	March 31, 2012	Percent of Total Loans	December 31, 2011	Percent of Total Loans
Commercial real estate:(1)
Residential developed	$31,553	3.0%	$33,829	3.2%
Unsecured to residential developers	5,995	0.5	5,937	0.5
Vacant and unimproved	58,448	5.5	66,046	6.2
Commercial development	5,239	0.5	4,586	0.4
Residential improved	81,570	7.7	82,337	7.7
Commercial improved	291,014	27.4	304,070	28.4
Manufacturing and industrial	70,556	6.7	71,462	6.7
Total commercial real estate loans	544,375	51.3	568,267	53.1
Commercial and industrial	228,771	21.6	227,051	21.2
Total commercial loans	$773,146	72.9%	$795,318	74.3%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 51% of the total loan portfolio at March 31, 2012 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant land loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $23.9 million since December 31, 2011 as we continued to focus on reducing our real estate loan concentrations and balances. Commercial loans secured by residential real estate, the portfolio that has created the majority of stress within our loan portfolio, declined $5.1 million. The balance of loans secured by nonresidential real estate declined $18.8 million since December 31, 2011.

The following table shows our loan origination activity for portfolio loans during the first quarter of 2012, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Originations 2012	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$336	0.3%	$336
Unsecured to residential developers	---	---	---
Vacant and unimproved	3,644	3.7	729
Commercial development	---	---	---
Residential improved	12,585	12.8	252
Commercial improved	6,813	7.0	296
Manufacturing and industrial	3,079	3.1	440
Total commercial real estate	26,457	26.9	308
Commercial and industrial	45,745	46.6	30
Total commercial	72,202	73.5	45

Consumer:
Residential mortgage	20,341	20.8	155
Unsecured	120	0.1	24
Home equity	4,630	4.7	68
Other secured	896	0.9	16
Total consumer	25,987	26.5	100
Total portfolio loan originations	$98,189	100%	53

Index

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2012, nonperforming assets totaled $89.7 million compared to $95.4 million at December 31, 2011. Significant progress has been made to accelerate workout strategies with problem assets, leading to several properties moving to other real estate owned, which increased by $8.5 million in 2011.  Additions to other real estate owned in the first quarter of 2012 were $5.8 million.  Proceeds from sales of foreclosed properties were $4.4 million in the first quarter of 2012 resulting in a net gain of $94,000. This is a small decrease from the volume of sales in the first quarter of 2011, when we experienced proceeds of $5.0 million and realized a net gain of $212,000.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2012, nonperforming loans totaled $23.5 million, or 2.22% of total portfolio loans, compared to $28.9 million, or 2.70% of total portfolio loans, at December 31, 2011.

Loans for development or sale of 1-4 family residential properties comprised a large portion of non-performing loans. They were approximately $8.2 million, or 34.8% of total non-performing loans, at March 31, 2012 compared to $8.5 million, or 29.4% of total non-performing loans, at December 31, 2011. The remaining balance of non-performing loans at March 31, 2012 consisted of $4.2 million of commercial real estate loans secured by various types of non-residential real estate, $9.2 million of commercial and industrial loans, and $1.9 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $66.2 million at March 31, 2012 compared to $66.4 million at December 31, 2011. Of this balance, there were 137 commercial real estate properties totaling approximately $61.1 million. The remaining balance was comprised of 60 residential properties totaling approximately $5.1 million. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets to ensure proper carrying values are maintained.

At March 31, 2012, our foreclosed asset portfolio had a weighted average age held in portfolio of 1.4 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2012 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property type	Carrying Value at March 31, 2012	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$3,780	13.9%	35.6%
Residential Lot	1,376	34.1%	59.4%
Multi-Family	388	15.5%	41.3%
Vacant Land	7,723	28.8%	48.9%
Residential Development	19,880	28.9%	60.6%
Commercial Office	7,482	19.5%	51.9%
Commercial Industrial	2,241	7.8%	30.6%
Commercial Improved	23,366	10.5%	27.3%
	$66,236	20.8%	47.6%

Index

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2012	December 31, 2011
Nonaccrual loans	$23,468	$26,876
Loans 90 days past due and still accruing	26	2,070
Total nonperforming loans (NPLs)	23,494	28,946
Foreclosed assets	66,236	66,438
Repossessed assets	9	---
Total nonperforming assets (NPAs)	89,739	95,384
Accruing restructured loans (ARLs) (1)	64,152	55,679
Total NPAs and ARLs	$153,891	$151,063

NPLs to total loans	2.22%	2.70%
NPAs to total assets	5.97%	6.33%

(1)
Comprised of approximately $48.5 million and $40.9 million of commercial loans and $15.7 million and $14.8 million of consumer loans whose terms have been restructured at March 31, 2012 and December 31, 2011, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at March 31, 2012 was $29.4 million, a decrease of $2.2 million, compared to $31.6 million at December 31, 2011. The balance of the allowance for loan losses represented 2.78% of total portfolio loans compared to 2.95% of total portfolio loans at December 31, 2011. While this ratio decreased, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 109.31% at December 31, 2011 to 125.36% at March 31, 2012.

The continued reduction in net charge-offs over the past several quarters had a significant effect on the historical loss component of our allowance for loan loss computation as did the improvements in our credit quality metrics. The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended March 31, 2012	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011	Quarter Ended March 31, 2011

Commercial loans	$773.1	$795.3	$819.6	$836.6	$886.4
Nonperforming loans	23.5	28.9	35.0	40.4	56.1
Other real estate owned and repo assets	66.2	66.4	66.5	65.4	65.0
Total nonperforming assets	89.7	95.4	101.5	105.9	121.1
Net charge-offs (recoveries)	(1.4)	3.2	1.4	2.9	3.6
Total delinquencies	8.9	13.1	20.7	30.4	41.2

Nonperforming loans have continually declined since the first quarter of 2010 to $23.5 million at March 31, 2012, which was our lowest level of nonperforming loans since the second quarter of 2007. As discussed earlier, we had net recoveries for the first quarter 2012 of $1.4 million, compared to the first quarter of 2011 when we incurred $3.6 million in net charge-offs.  Our total delinquencies have continued to decline, from $41.2 million at March 31, 2011 to just $8.9 million at March 31, 2012.

As discussed earlier, the sustained reduced level of quarterly net charge-offs has a significant effect on our 18 month historical loss ratios, which are the base for our allowance for loan loss computation. The change in the 18 month historical loss ratios from December 31, 2011 to March 31, 2012 reduced the historical loss allocations in our allowance computation by $680,000.

These factors all provide for a reduction in our provision for loan losses. The provision for loan losses decreased $2.1 million to a negative $3.6 million for the three months ended March 31, 2012 compared to a negative $1.5 million for the same period of 2011. Net recoveries were $1.4 million for the three months ended March 31, 2012 compared to net charge-offs of $3.6 million for the same period in 2011. The ratio of net charge-offs to average loans was -0.53% on an annualized basis for the first quarter of 2012, compared to 1.19% for the fourth quarter of 2011 and 1.23% for the first quarter of 2011.

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

Index

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

Overall, impaired loans increased to $86.6 million at March 31, 2012, from $84.6 million at December 31, 2011. The specific allowance for impaired loans increased $824,000 to $10.4 million, or 12.0% of total impaired loans, at March 31, 2012 compared to $9.6 million, or 11.3% of total impaired loans, at December 31, 2011. The increase in impaired loans was primarily attributable to new loans moving into an impaired status more than offsetting loans migrating to other real estate owned, loan payoffs and upgrades. Charge-offs totaling $2.7 million had previously been taken on these impaired loans, bringing the balance to $86.6 million as of March 31, 2012. Combined with the $10.4 million of specific reserves at March 31, 2012, these loans have been written down 14%.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month actual net chargeoff history as the base for our computation. The 18 month period ended March 31, 2012 reflected a sizeable decrease in net chargeoff experience. We addressed this volatility in the qualitative factor considerations applied in our allowance computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods. Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general commercial loan allowance decreased to $16.6 million at March 31, 2012 compared to $18.9 million at December 31, 2011. This resulted in a general reserve percentage allocated at March 31, 2012 of 2.36% of commercial loans, a decrease from 2.61% at December 31, 2011. The qualitative component of our allowance allocated to commercial loans decreased from $14.3 million at December 31, 2011 to $13.0 million at March 31, 2012.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type. As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The homogeneous loan allowance was $2.4 million at March 31, 2012 compared to $3.1 million at December 31, 2011. The decrease was related to significant improvements in delinquencies in both residential mortgage and consumer loan portfolios.

The allowance allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

Index

Deposits and Other Borrowings: Total deposits decreased slightly ($818,000) to $1.21 billion at March 31, 2012 compared to $1.22 billion at December 31, 2011.  While the balance remained consistent, we did experience some shifting between product types.  During the first quarter of 2012, we had a $23.6 million decrease in noninterest checking, a $14.3 million increase in interest bearing checking, and a $31.6 million increase in savings and money market deposits.  Partially offsetting this was a $23.1 million decrease in higher costing certificates of deposit which is our most rate sensitive category of deposits.  Some of this decline in certificates of deposit was intentional and encouraged through our rate setting process in response to our high on-balance sheet liquidity.

The overall stability of in-market deposits is particularly noteworthy considering the financial challenges we have experienced, the lack of economic expansion in western Michigan and the intense competition for core deposit growth in our markets. We believe the stability in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our product line. A provision of the Dodd-Frank Act went into effect on July 21, 2011 eliminating the prohibition of payment of interest on commercial checking accounts. This change may impact the shift of noninterest bearing checking accounts in future periods.

Other borrowed funds, consisting of Federal Home Loan Bank advances, decreased $11.1 million during the first quarter of 2012 as a result of scheduled maturities.

CAPITAL RESOURCES

Total shareholders' equity of $98.9 million at March 31, 2012 increased $4.5 million from $94.4 million at December 31, 2011. The increase was a result of net income of $4.5 million earned in the first quarter of 2012.

Our regulatory capital ratios improved again in the first quarter of 2012 and the Bank was categorized as “well capitalized” at March 31, 2012. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	March 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011	March 31, 2011	Dec 31, 2010	Sept 30, 2010

Total capital to risk weighted assets	13.7%	13.2%	12.9%	12.7%	10.3%	9.7%	9.3%

Tier 1 capital to average assets	8.8%	8.3%	8.1%	8.1%	5.8%	5.8%	5.4%

Approximately $32.8 million of the $40.0 million of trust preferred securities outstanding at March 31, 2012 qualified as Tier 1 capital. The remaining $7.2 million qualified as Tier II capital, a component of total risk-based capital. The ratios have increased each quarter since March 31, 2010 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.

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

Index

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

The Bank continued to make significant progress during 2010 and 2011 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on maintaining a non-core funding dependency ratio below its peer group average. During 2010, we reduced our brokered deposits by $158.4 million and other borrowed funds by $92.7 million. During 2011, we paid off $48.2 million in brokered deposits and had no such deposits outstanding at December 31, 2011 or March 31, 2012.  Since December 31, 2008, we reduced our brokered deposits by $337.8 million. We also reduced other borrowed funds by $36.7 million in 2011 and an additional $11.1 million in the first quarter of 2012.

The Bank also held $184.4 million of short-term investments and had available borrowing capacity from correspondent banks of approximately $76.5 million as of March 31, 2012 to provide additional liquidity as needed.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare to the Company in any calendar year. Under the state law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. At March 31, 2012, the retained earnings deficit of the Bank was approximately $26.7 million. Throughout 2009, 2010, 2011 and the first quarter of 2012, the Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders. Under the MOU and the Written Agreement, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010, 2011 and the first quarter of 2012 until further action is taken by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010, 2011 and the first quarter of 2012, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

In June 2011, the Company closed its shareholder rights and public offerings and conversion of our 2% Subordinated Note due 2018, resulting in the issuance of 9,404,202 shares of common stock and net proceeds of $20.4 million.  The Company contributed $10.0 million of the proceeds to the Bank in 2011 and retained the remaining $10.3 million at the holding company level. The Company’s cash balance at March 31, 2012 was $10.3 million.  The Company believes it has sufficient liquidity to meet its cash flow requirements for the remainder of 2012.

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

Index

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At March 31, 2012, we had gross deferred tax assets of $25.2 million, gross deferred tax liabilities of $2.6 million and a valuation allowance of $22.6 million for the entire amount of net deferred tax assets. Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Based upon a number of factors, including our net operating losses in recent years and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded that we needed to continue to maintain a valuation allowance during the first quarter of 2012 for our net deferred tax assets. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established.

Index

Item 4: CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2012, the end of the period covered by this report.

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

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

Dated: April 26, 2012