Form 10-Q
period 2012-06-30
MACATAWA BANK CORP
filed 2012-07-26
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,082,825 shares of the Company's Common Stock (no par value) were outstanding as of July 26, 2012.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting", “initiative” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in credit quality metrics, future capital levels, real estate valuation, future levels of repossessed and foreclosed properties and non-performing assets and losses and costs associated with administration and disposition of repossessed and foreclosed properties and non-performing assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future trust service income levels, future FDIC assessment levels, future net interest margin levels, building our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, obtain continuing regulatory approval to make interest payments on our subordinated notes, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page
		Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4
	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 4.
	Controls and Procedures	52

Part II.	Other Information:

	Item 6.
	Exhibits	53

Signatures		55

Index

Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 (unaudited) and December 31, 2011

	June 30,	December 31,
(dollars in thousands, except per share data)	2012	2011
ASSETS
Cash and due from banks	$25,673	$30,971
Federal funds sold and other short -term investments	218,721	212,071
Cash and cash equivalents	244,394	243,042

Securities available for sale, at fair value	96,518	54,746
Securities held to maturity (fair value 2012 and 2011 - $300)	300	300
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	6,630	1,026
Total loans	1,036,965	1,070,975
Allowance for loan losses	(27,180)	(31,641)
Net loans	1,009,785	1,039,334

Premises and equipment – net	54,534	55,358
Accrued interest receivable	3,525	3,595
Bank-owned life insurance	26,404	25,957
Other real estate owned	62,046	66,438
Other assets	4,963	6,635
Total assets	$1,520,335	$1,507,667

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$330,626	$324,253
Interest-bearing	904,891	891,036
Total deposits	1,235,517	1,215,289
Other borrowed funds	127,489	148,603
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650

Accrued expenses and other liabilities	12,042	6,461
Total liabilities	1,417,936	1,413,241

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,082,825 and 27,082,823 shares issued and outstanding at June 30, 2012 and December 31, 2011	187,709	187,709
Retained deficit	(119,154)	(126,825)
Accumulated other comprehensive income	680	378
Total shareholders' equity	102,399	94,426
Total liabilities and shareholders' equity	$1,520,335	$1,507,667

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2012 and 2011
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$13,237	$15,194	$26,763	$30,776
Securities
Taxable	384	85	701	112
Tax-exempt	65	---	108	---
FHLB Stock	84	74	169	150
Federal funds sold and other short-term investments	130	137	257	305
Total interest income	13,900	15,490	27,998	31,343

Interest expense
Deposits	1,525	2,416	3,175	5,327
Debt and other borrowed funds	1,053	1,292	2,221	2,636
Total interest expense	2,578	3,708	5,396	7,963

Net interest income	11,322	11,782	22,602	23,380
Provision for loan losses	(1,750)	(2,000)	(5,350)	(3,450)
Net interest income after provision for loan losses	13,072	13,782	27,952	26,830

Noninterest income
Service charges and fees	776	969	1,571	1,918
Net gains on mortgage loans	780	262	1,251	697
Trust fees	598	620	1,207	1,270
Gain on sale of securities	59	---	59	---
ATM and debit card fees	1,064	1,027	2,045	1,946
Other	723	738	1,578	1,464
Total noninterest income	4,000	3,616	7,711	7,295

Noninterest expense
Salaries and benefits	5,723	5,600	11,443	10,947
Occupancy of premises	941	989	1,912	2,001
Furniture and equipment	858	829	1,685	1,646
Legal and professional	180	322	392	591
Marketing and promotion	210	224	420	448
Data processing	368	334	719	638
FDIC assessment	479	841	1,188	1,819
ATM and debit card processing	308	311	596	581
Bond and D&O Insurance	215	378	483	757
Losses on repossessed and foreclosed properties	1,934	2,121	3,531	4,613
Administration and disposition of problem assets	1,256	1,620	2,718	3,562
Other	1,414	1,428	2,905	2,830
Total noninterest expenses	13,886	14,997	27,992	30,433

Income before income tax	3,186	2,401	7,671	3,692
Income tax expense (benefit)	---	---	---	---

Net income	3,186	2,401	7,671	3,692
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$3,186	$2,401	$7,671	$3,692

Basic earnings per common share	$0.12	$0.13	$0.28	$0.2
Diluted earnings per common share	$0.12	$0.13	$0.28	$0.2
Cash dividends per common share	$ ---	$ ---	$ ---	$ ---

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2012 and 2011
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2012	2011	2012	2011

Net income	$3,186	$2,401	$7,671	$3,692

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale arising during period	385	149	361	152

Less: reclassification adjustment for gain recognized in earnings, net of tax	(59)	---	(59)	---
Other comprehensive income, net of tax	326	149	302	152

Comprehensive income	$3,512	$2,550	$7,973	$3,844

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2012 and 2011
(unaudited)

	Preferred Stock		Common	Retained	Accumulated Other Comprehensive	Total Shareholders'
(dollars in thousands, except per share data)	Series A	Series B	Stock	Deficit	Income	Equity

Balance, January 1, 2011	$30,604	$2,560	$167,321	$(132,654)	$11	$67,842

Net income for six months ended June 30, 2011				3,692		3,692

Net change in unrealized gain on securities available for sale, net of tax					152	152

Net proceeds from sale of 8,912,372shares of common stock on June 7, 2011 and June 29, 2011			19,426			19,426

Conversion of subordinated note to 491,830shares of common stock on June 29, 2011			1,003			1,003

Stock compensation expense			38			38

Balance, June 30, 2011	$30,604	$2,560	$187,788	$(128,962)	$163	$92,153

Balance, January 1, 2012	$30,604	$2,560	$187,709	$(126,825)	$378	$94,426

Net income for six months ended June 30, 2012				7,671		7,671

Net change in unrealized gain on securities available for sale, net of tax					302	302

Balance, June 30, 2012	$30,604	$2,560	$187,709	$(119,154)	$680	$102,399

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2012 and 2011
(unaudited)

(dollars in thousands)	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities
Net income	$7,671	$3,692
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,416	1,539
Stock compensation expense	---	38
Provision for loan losses	(5,350)	(3,450)
Origination of loans for sale	(59,412)	(28,945)
Proceeds from sales of loans originated for sale	55,059	31,712
Net gains on mortgage loans	(1,251)	(697)
Gain on sale of securities	(59)	---
Write-down of other real estate	3,550	5,351
Net gain on sales of other real estate	(20)	(745)
Decrease (increase) in accrued interest receivable and other assets	1,579	(230)
Earnings in bank-owned life insurance	(447)	(466)
Increase in accrued expenses and other liabilities	911	1,193
Net cash from operating activities	3,647	8,992

Cash flows from investing activities
Loan originations and payments, net	27,174	88,137
Purchases of securities available for sale	(67,461)	(21,415)
Proceeds from:
Maturities and calls of securities available for sale	25,613	7,988
Sale of securities available for sale	4,050	---
Principal paydowns on securities	1,035	87
Sales of other real estate	8,587	11,330
Redemption of FHLB stock	---	696
Additions to premises and equipment	(407)	(533)
Net cash from investing activities	(1,409)	86,290

Cash flows from financing activities
Net increase (decrease) in in-market deposits	20,228	(39,255)
Decrease in brokered deposits	---	(34,809)
Proceeds from other borrowed funds	---	10,000
Repayments of other borrowed funds	(21,114)	(21,066)
Proceeds from issuance of subordinated note	---	1,000
Proceeds from sale of common stock, net	---	19,426
Net cash from financing activities	(886)	(64,704)

Net change in cash and cash equivalents	1,352	30,578
Cash and cash equivalents at beginning of period	243,042	236,127
Cash and cash equivalents at end of period	$244,394	$266,705
Supplemental cash flow information
Interest paid	$4,727	$7,446
Federal income taxes	100	---
Supplemental noncash disclosures:
Transfers from loans to other real estate	7,725	23,384
Securities purchased not settled	4,670	---
Conversion of subordinated note to 491,830 shares of common stock	---	1,003

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

Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a memorandum of understanding (“MOU”), which maintains many of the controls and procedures put in place by the Bank in response to the Consent Order, including: maintenance of a Tier 1 Leverage Capital Ratio of at least 8%, formulating and submitting a written plan of action on each asset classified as Substandard in the Report of Examination (“ROE”), charge-off of all assets classified as “Loss” in the ROE, submission of a written Profit Plan, Board review of the adequacy of the allowance for loan losses each quarter and the receipt of prior written consent of the FDIC and OFIR before the Bank declares or pays any dividends.  We believe the Bank was in compliance in all material respects with all of the provisions of the MOU as of June 30, 2012.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Written Agreement with Macatawa and its Regulator

The Company has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB").  The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010.  Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval.  The Company separately requested and received approval from the FRB to make the second quarter 2012 quarterly interest payments on its $1.65 million in outstanding subordinated debt.  Each quarter the Company requests approval from the FRB to make the next quarter's interest payment on its subordinated debt and is continuing to accrue the interest amounts due.  We believe that as of June 30, 2012, the Company was in compliance in all material respects with all the provisions of the Written Agreement.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2012, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage and consumer loan portfolios. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

As of January 1, 2010, we no longer have the ability to carryback losses to prior years. The realization of our deferred tax assets is largely dependent on generating income in future years. At June 30, 2012, the need to maintain a full valuation allowance was based primarily on our net operating losses for recent years and the continuing weak economic conditions that could impact our ability to generate future earnings. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

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

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value
June 30, 2012
Available for Sale:
U.S. Treasury and federal agency securities	$30,283	$248		$(6)	$30,525
U.S. Agency MBS and CMOs	23,248	162		(41)	23,369
Tax-exempt state and municipal bonds	15,304	153		(77)	15,380
Taxable state and municipal bonds	20,920	548		(20)	21,448
Corporate bonds and other debt securities	4,216	23		(5)	4,234
Other equity securities	1,500	62		---	1,562
	$95,471	$1,196		$(149)	$96,518
Held to Maturity
State and municipal bonds	$300	$ ---	$	---	$300

December 31, 2011
Available for Sale:
U.S. Treasury and federal agency securities	$27,408	$205	$	---	$27,613
U. S. Agency MBS and CMOs	3,853	33		---	3,886
Tax-exempt state and municipal bonds	4,292	116		---	4,408
Taxable state and municipal bonds	16,531	239		(54)	16,716
Corporate bonds	1,081	1		(1)	1,081
Other equity securities	1,000	42		---	1,042
	$54,165	$636		$(55)	$54,746
Held to Maturity:
State and municipal bonds	$300	$ ---	$	---	$300

Proceeds from the sale of securities available for sale were $4.1 million for the three and six month periods ended June 30, 2012, resulting in net gains of $59,000.  There were no sales of securities in the three and six month periods ended June 30, 2011.

Contractual maturities of debt securities at June 30, 2012 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$ ---	$ ---	$ ---	$ ---
Due from one to five years	---	---	30,826	31,383
Due from five to ten years	---	---	33,715	34,069
Due after ten years	300	300	29,430	29,504

	$300	$300	$93,971	$94,956

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
June 30, 2012	Value	Loss	Value		Loss		Value	Loss

U.S. Treasury and federal agency securities	$2,014	$(6)	$	---	$	---	$2,014	$(6)
U.S. Agency MBS and CMOs	11,532	(41)		---		---	11,532	(41)
Tax-exempt state and municipal bonds	7,654	(77)		---		---	7,654	(77)
Taxable state and municipal bonds	1,407	(20)		---		---	1,407	(20)
Corporate bonds and other debt securities	536	(5)		---		---	536	(5)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$23,143	$(149)	$	---	$	---	$23,143	$(149)

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
December 31, 2011	Value	Loss	Value		Loss		Value	Loss

U.S. Treasury and federal agency securities	$ ---	$ ---	$	---	$	---	$ ---	$ ---
U.S. Agency MBS and CMOs	---	---		---		---	---	---
Tax-exempt state and municipal bonds	---	---		---		---	---	---
Taxable state and municipal bonds	6,196	(54)		---		---	6,196	(54)
Corporate bonds	539	(1)					539	(1)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$6,735	$(55)	$	---	$	---	$6,735	$(55)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the three and six month periods ended June 30, 2012 and 2011.

At both June 30, 2012 and December 31, 2011, securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law.

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30,	December 31,
	2012	2011

Commercial and industrial	$221,628	$227,051

Commercial real estate:
Residential developed	28,464	33,829
Unsecured to residential developers	589	5,937
Vacant and unimproved	60,115	66,046
Commercial development	4,772	4,586
Residential improved	79,169	82,337
Commercial improved	283,293	304,070
Manufacturing and industrial	75,531	71,462
Total commercial real estate	531,933	568,267

Consumer
Residential mortgage	170,983	156,891
Unsecured	1,776	1,952
Home equity	96,535	101,074
Other secured	14,110	15,740
Total consumer	283,404	275,657

Total loans	1,036,965	1,070,975
Allowance for loan losses	(27,180)	(31,641)

	$1,009,785	$1,039,334

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

	Commercial and	Commercial
Three months ended June 30, 2012:	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,507	$17,565	$4,366	$13	$29,451
Charge-offs	(21)	(799)	(79)	---	(899)
Recoveries	110	201	67	---	378
Provision for loan losses	(958)	(1,728)	900	36	(1,750)
Ending balance	$6,638	$15,239	$5,254	$49	$27,180

	Commercial and	Commercial
Three months ended June 30, 2011:	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,191	$30,707	$4,423	$22	$42,343
Charge-offs	(783)	(3,129)	(518)	---	(4,430)
Recoveries	1,083	387	94	---	1,564
Provision for loan losses	(2,000)	(1,150)	1,116	34	(2,000)
Ending balance	$5,491	$26,815	$5,115	$56	$37,477

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Six months ended June 30, 2012:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,313	$20,475	$4,821	$32	$31,641
Charge-offs	(989)	(2,506)	(901)	---	(4,396)
Recoveries	280	4,885	120	---	5,285
Provision for loan losses	1,034	(7,615)	1,214	17	(5,350)
Ending balance	$6,638	$15,239	$5,254	$49	$27,180

Six months ended June 30, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Charge-offs	(1,587)	(5,526)	(1,449)	---	(8,562)
Recoveries	1,277	637	149	---	2,063
Provision for loan losses	(1,211)	(3,269)	1,000	30	(3,450)
Ending balance	$5,491	$26,815	$5,115	$56	$37,477

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2012:

	Commercial and	Commercial
	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$4,230	$3,717	$2,520	$	---	$10,467
Collectively evaluated for impairment	2,408	11,522	2,734		49	16,713
Total ending allowance balance	$6,638	$15,239	$5,254		$49	$27,180

Loans:
Individually reviewed for impairment	$12,829	$51,901	$16,199	$	---	$80,929
Collectively evaluated for impairment	208,799	480,032	267,205		---	956,036
Total ending loans balance	$221,628	$531,933	$283,404	$	---	$1,036,965

December 31, 2011:
	Commercial and	Commercial
	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$3,478	$4,367	$1,752	$	---	$9,597
Collectively evaluated for impairment	2,835	16,108	3,069		32	22,044
Total ending allowance balance	$6,313	$20,475	$4,821		$32	$31,641

Loans:
Individually reviewed for impairment	$17,331	$52,195	$15,085	$	---	$84,611
Collectively evaluated for impairment	209,720	516,072	260,572		---	986,364
Total ending loans balance	$227,051	$568,267	$275,657	$	---	$1,070,975

Index

 MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 (dollars in thousands):

	Unpaid
	Principal	Recorded	Allowance
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$4,819	$2,446	$	---

Commercial real estate:
Residential developed	6,481	5,584		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	2,115	1,418		---
Commercial development	217	217		---
Residential improved	5,056	4,190		---
Commercial improved	7,671	6,576		---
Manufacturing and industrial	4,496	4,496		---
	26,036	22,481		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	200	200		---
Other secured	---	---		---
	200	200		---
	$31,055	$25,127	$	---

With an allowance recorded:
Commercial and industrial	$10,383	$10,383		$4,230
Commercial real estate:
Residential developed	2,648	2,648		1,200
Unsecured to residential developers	---	---		---
Vacant and unimproved	2,995	2,995		651
Commercial development	---	---		---
Residential improved	9,062	9,062		789
Commercial improved	9,900	9,900		904
Manufacturing and industrial	4,815	4,815		173
	29,420	29,420		3,717
Consumer:
Residential mortgage	15,213	15,213		2,469
Unsecured	---	---		---
Home equity	786	786		51
Other secured	---	---		---
	15,999	15,999		2,520
	$55,802	$55,802		$10,467

Total	$86,857	$80,929		$10,467

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (dollars in thousands):

	Unpaid
	Principal	Recorded	Allowance
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$3,485	$3,485	$	---
Commercial real estate:
Residential developed	6,432	2,021		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	5,226	4,265		---
Commercial development	---	---		---
Residential improved	1,943	1,858		---
Commercial improved	5,428	5,162		---
Manufacturing and industrial	3,997	3,997		---
	23,026	17,303		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	200	200		---
Other secured	---	---		---
	200	200		---
	$26,711	$20,988	$	---

With an allowance recorded:
Commercial and industrial	$17,052	$13,846		$3,478
Commercial real estate:
Residential developed	4,941	4,941		1,960
Unsecured to residential developers	---	---		---
Vacant and unimproved	3,378	2,462		154
Commercial development	220	220		17
Residential improved	12,312	11,809		1,176
Commercial improved	10,590	10,555		844
Manufacturing and industrial	4,905	4,905		216
	36,346	34,892		4,367
Consumer:
Residential mortgage	14,235	14,114		1,713
Unsecured	---	---		---
Home equity	771	771		39
Other secured	---	---		---
	15,006	14,885		1,752
	$68,404	$63,623		$9,597

Total	$95,115	$84,611		$9,597

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Average of impaired loans during the period:
Commercial and industrial	$14,788	$6,608	$16,874	$5,532

Commercial real estate:
Residential developed	8,351	12,111	8,445	14,414
Unsecured to residential developers	---	795	---	864
Vacant and unimproved	3,862	6,197	3,672	5,483
Commercial development	217	223	218	567
Residential improved	13,440	9,741	13,993	9,144
Commercial improved	17,280	17,823	16,690	20,158
Manufacturing and industrial	9,299	6,632	9,384	7,613

Consumer	16,136	12,381	16,030	12,594

Interest income recognized during impairment:
Commercial and industrial	465	79	827	65
Commercial real estate	626	446	1,211	969
Consumer	144	97	278	207

Cash-basis interest income recognized
Commercial and industrial	487	70	815	122
Commercial real estate	627	398	1,215	907
Consumer	139	102	276	213

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012:

		Over 90
		days
	Nonaccrual	Accruing

Commercial and industrial	$6,146	$27
Commercial real estate:
Residential developed	5,461	---
Unsecured to residential developers	---	---
Vacant and unimproved	118	---
Commercial development	422	---
Residential improved	2,149	---
Commercial improved	2,710	---
Manufacturing and industrial	257	---
	11,117	---
Consumer:
Residential mortgage	978	---
Unsecured	21	---
Home equity	590	---
Other secured	---	---
	1,589	---

Total	$18,852	$27

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011:

		Over 90
		days
	Nonaccrual	Accruing

Commercial and industrial	$9,270	$290
Commercial real estate:
Residential developed	3,577	126
Unsecured to residential developers	---	---
Vacant and unimproved	3,715	---
Commercial development	49	---
Residential improved	5,144	286
Commercial improved	2,654	1,255
Manufacturing and industrial	134	---
	15,273	1,667
Consumer:
Residential mortgage	1,777	111
Unsecured	22	---
Home equity	534	---
Other secured	---	2
	2,333	113

Total	$26,876	$2,070

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
	Days	90 Days	Past Due	Past Due	Total

Commercial and industrial	$45	$150	$195	$221,433	$221,628

Commercial real estate:
Residential developed	312	37	349	28,115	28,464
Unsecured to residential developers	---	---	---	589	589
Vacant and unimproved	963	50	1,013	59,102	60,115
Commercial development	---	422	422	4,350	4,772
Residential improved	1,188	592	1,780	77,389	79,169
Commercial improved	269	1,159	1,428	281,865	283,293
Manufacturing and industrial	---	32	32	75,499	75,531
	2,732	2,292	5,024	526,909	531,933
Consumer:
Residential mortgage	74	686	760	170,223	170,983
Unsecured	---	---	---	1,776	1,776
Home equity	330	555	885	95,650	96,535
Other secured	---	---	---	14,110	14,110
	404	1,241	1,645	281,759	283,404
Total	$3,181	$3,683	$6,864	$1,030,101	$1,036,965

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
	Days	90 Days	Past Due	Past Due	Total

Commercial and industrial	$218	$1,230	$1,448	$225,603	$227,051

Commercial real estate:
Residential developed	472	613	1,085	32,744	33,829
Unsecured to residential developers	---	---	---	5,937	5,937
Vacant and unimproved	442	388	830	65,216	66,046
Commercial development	---	49	49	4,537	4,586
Residential improved	549	1,343	1,892	80,445	82,337
Commercial improved	1,355	3,266	4,621	299,449	304,070
Manufacturing and industrial	---	134	134	71,328	71,462
	2,818	5,793	8,611	559,656	568,267
Consumer:
Residential mortgage	313	1,517	1,830	155,061	156,891
Unsecured	35	---	35	1,917	1,952
Home equity	663	498	1,161	99,913	101,074
Other secured	51	2	53	15,687	15,740
	1,062	2,017	3,079	272,578	275,657
Total	$4,098	$9,040	$13,138	$1,057,837	$1,070,975

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $8,922,000 and $6,905,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2012 and December 31, 2011, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During the three and six month periods ended June 30, 2012 and throughout 2011, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at June 30, 2012, it is unlikely that any such loans will be removed from TDR status in 2012.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	114	$12,463	98	$15,395
Commercial real estate	141	45,970	120	46,414
Consumer	97	15,935	90	15,373
	352	$74,368	308	$77,182

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings executed during the three month periods ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	3	$93	$9	14	$1,193	$	---
Commercial real estate	9	1,301	---	17	5,384		30
Consumer	2	275	---	5	759		---
	14	$1,669	$9	36	$7,336		$30

The following table presents information regarding troubled debt restructurings executed during the six month periods ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	13	$1,335	$9	62	$2,615	$	---
Commercial real estate	39	7,698	86	48	14,954		553
Consumer	9	1,462	260	11	1,670		---
	61	$10,495	$355	121	$19,239		$553

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended June 30, 2012 and 2011 that are not considered TDRs (dollars in thousands):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	156	$27,628	195	$27,551
Commercial real estate	85	28,906	110	37,128
Consumer	22	815	25	681
	263	$57,349	330	$65,360

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding modifications and renewals executed during the six month periods ended June 30, 2012 and 2011 that are not considered TDRs (dollars in thousands):

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	250	$60,918	305	$57,661
Commercial real estate	164	65,706	227	80,091
Consumer	46	1,687	31	914
	460	$128,311	563	$138,666

The table below presents by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended June 30, 2012 and 2011 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	1	$20	1	$66
Commercial real estate	---	---	3	319
Consumer	---	---	---	---

The table below presents by class, information regarding troubled debt restructured loans which had payment defaults during the six month periods ended June 30, 2012 and 2011 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	3	$112	4	$830
Commercial real estate	1	76	4	546
Consumer	1	70	2	402

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes commercial loans individually and classifies these relationships by credit risk grading. The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits. All commercial loans are assigned a grade at origination, at each renewal or any amendment. When a credit is first downgraded to a watch credit (either through renewal, amendment, loan officer identification or the loan review process), an Administrative Loan Review (“ALR”) is generated by credit and the loan officer. All watch credits have an ALR completed monthly which analyzes the collateral position and cash flow of the borrower and its guarantors. The loan officer is required to complete both a short term and long term plan to rehabilitate or exit the credit and to provide monthly comments on the progress to these plans. Management meets quarterly with loan officers to discuss each of these credits in detail and to help attempt to formulate solutions where progress has stalled. When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR. Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected through the loan review process. The credit will stay on the ALR until either its grade has improved to a 4 or better or the credit relationship is at a zero balance. The Company uses the following definitions for the risk grades:

1. Excellent - Loans supported by extremely strong financial condition or secured by the Bank’s own deposits. Minimal risk to the Bank and the probability of serious rapid financial deterioration is extremely small.

2. Above Average - Loans supported by sound financial statements that indicate the ability to repay or borrowings secured (and margined properly) with marketable securities. Nominal risk to the Bank and probability of serious financial deterioration is highly unlikely. The overall quality of these credits is very high.

3. Good Quality – Average loans supported by satisfactory asset quality and liquidity, good debt capacity coverage, and good management in all critical positions. Loans are secured by acceptable collateral with adequate margins. There is a slight risk of deterioration if adverse market conditions prevail.

4. Acceptable Risk – Loans carrying an acceptable risk to the Bank, which may be slightly below average quality. The borrower has limited financial strength with considerable leverage. There is some probability of deterioration if adverse market conditions prevail. These credits should be monitored closely by the Relationship Manager.

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

7. Doubtful - Loans supported by weak or no financial statements. The ability to repay the entire loan is questionable. Loans in this category are normally characterized with less than adequate collateral, insolvent, or extremely weak financial condition. A loan classified doubtful has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses makes collection or liquidation in full highly questionable. The possibility of loss is extremely high, however, activity may be underway to minimize the loss or maximize the recovery.

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset and should be charged off.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of June 30, 2012, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7		8

Commercial and industrial	$1,275	$11,275	$68,452	$115,912	$14,159	$4,384	$6,171	$	---
Commercial real estate:
Residential developed	---	---	763	7,381	8,995	5,864	5,461		---
Unsecured to residential developers	---	---	---	556	33	---	---		---
Vacant and unimproved	---	---	14,608	24,981	17,349	3,059	118		---
Commercial development	---	---	---	2,420	1,104	826	422		---
Residential improved	---	119	8,704	42,294	15,331	10,572	2,149		---
Commercial improved	---	3,840	62,384	152,830	47,530	13,999	2,710		---
Manufacturing and industrial	---	2,101	17,096	35,816	11,450	8,811	257		---

	$1,275	$17,335	$172,007	$382,190	$115,951	$47,515	$17,288	$	---

As of December 31, 2011, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7		8

Commercial and industrial	$595	$8,447	$56,457	$117,015	$27,674	$7,593	$9,270	$	---
Commercial real estate:
Residential developed	---	---	283	9,688	11,410	8,725	3,723		---
Unsecured to residential developers	---	---	4,773	647	177	340	---		---
Vacant and unimproved	---	---	14,707	24,344	21,362	1,918	3,715		---
Commercial development	---	---	60	2,261	1,109	1,107	49		---
Residential improved	---	121	2,650	45,813	18,642	9,968	5,143		---
Commercial improved	---	5	62,510	173,697	43,493	21,712	2,653		---
Manufacturing and industrial	---	2,242	12,209	38,533	11,344	7,000	134		---

	$595	$10,815	$153,649	$411,998	$135,211	$58,363	$24,687	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2012	December 31, 2011

Not classified as impaired	$20,516	$29,687
Classified as impaired	44,287	53,363

Total commercial loans classified substandard or worse	$64,803	$83,050

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

	Residential	Consumer	Home	Consumer
June 30, 2012	Mortgage	Unsecured	Equity	Other
Performing	$170,297	$1,776	$95,980	$14,110
Nonperforming	686	---	555	---
Total	$170,983	$1,776	$96,535	$14,110

	Residential	Consumer	Home	Consumer
December 31, 2011	Mortgage	Unsecured	Equity	Other
Performing	$155,374	$1,952	$100,576	$15,738
Nonperforming	1,517	---	498	2
Total	$156,891	$1,952	$101,074	$15,740

NOTE 4 – OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):

	Six	Year	Six
	Months Ended	Ended	Months Ended
	June 30,	December 31,	June 30,
	2012	2011	2011

Beginning balance	$83,663	$68,388	$68,388
Additions, transfers from loans and fixed assets	7,725	38,358	23,384
Proceeds from sales of other real estate owned	(8,587)	(21,540)	(11,330)
Valuation allowance reversal upon sale	(1,998)	(3,058)	(1,730)
Gain (loss) on sale of other real estate owned	20	1,515	745
	80,823	83,663	79,457
Less: valuation allowance	(18,777)	(17,225)	(14,025)
Ending balance	$62,046	$66,438	$65,432

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance for other real estate owned was as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Beginning balance	$17,452	$12,020	$17,225	$10,404
Additions charged to expense	1,860	2,653	3,550	5,351
Reversals upon sale	(535)	(648)	(1,998)	(1,730)
Ending balance	$18,777	$14,025	$18,777	$14,025

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
U.S. Treasury and federal agency securities	$30,525	$	---	$30,525	$	---
U.S. Agency MBS and CMOs	23,369		---	23,369		---
Tax-exempt state and municipal bonds	15,380		---	15,380		---
Taxable state and municipal bonds	21,448		---	21,448		---
Corporate bonds and other debt securities	4,234		---	4,234		---
Other equity securities	1,562		---	1,562		---
Loans held for sale	6,630		---	6,630		---

December 31, 2011
U.S. Treasury and federal agency securities	$27,613	$	---	$27,613	$	---
U.S. Agency MBS and CMOs	3,886		---	3,886		---
Tax-exempt state and municipal bonds	4,408		---	4,408		---
Taxable state and municipal bonds	16,716		---	16,716		---
Corporate bonds	1,081		---	1,081		---
Other equity securities	1,042		---	1,042		---
Loans held for sale	1,026		---	1,026		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2012
Impaired loans	$28,540	$	---	$	---	$28,540
Other real estate owned	43,263		---		---	43,263

December 31, 2011
Impaired loans	$22,525	$	---	$	---	$22,525
Other real estate owned	39,730		---		---	39,730

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2012 and December 31, 2011 (dollars in thousands).

	Level in	June 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$25,673	$25,673	$30,971	$30,971
Cash equivalents	Level 2	218,721	218,721	212,071	212,071
Securities held to maturity	Level 2	300	300	300	300
FHLB stock		11,236	N/A	11,236	NA
Loans, net	Level 2	981,245	987,106	1,016,809	1,024,766
Bank owned life insurance	Level 3	26,404	26,404	25,957	25,957
Accrued interest receivable	Level 2	3,525	3,525	3,595	3,595

Financial liabilities
Deposits	Level 2	(1,235,517)	(1,235,896)	(1,215,289)	(1,216,452)
Other borrowed funds	Level 2	(127,489)	(130,922)	(148,603)	(151,566)
Long-term debt	Level 2	(41,238)	(34,861)	(41,238)	(34,820)
Subordinated debt	Level 2	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	Level 2	(4,186)	(4,186)	(3,517)	(3,517)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011
Noninterest-bearing demand	$330,626	$324,253
Interest bearing demand	229,424	204,402
Savings and money market accounts	415,748	381,498
Certificates of deposit	259,719	305,136
	$1,235,517	$1,215,289

Approximately $92.4 million and $106.3 million in certificates of deposit were in denominations of $100,000 or more at June 30, 2012 and December 31, 2011, respectively.

The Bank had no brokered deposits at June 30, 2012 and December 31, 2011.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

	Advance		Weighted Average
Principal Terms	Amount	Range of Maturities	Interest Rate

June 30, 2012
Single maturity fixed rate advances	$115,000	July 2012 to September 2016	1.69%
Amortizable mortgage advances	12,489	March 2018 to July 2018	3.77%
	$127,489

	Advance		Weighted Average
Principal Terms	Amount	Range of Maturities	Interest Rate

December 31, 2011
Single maturity fixed rate advances	$135,000	March 2012 to September 2016	1.79%
Amortizable mortgage advances	13,603	March 2018 to July 2018	3.77%
	$148,603

Each advance is subject to a prepayment penalty if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. These advances were collateralized by residential and commercial real estate loans totaling $419.5 million under a blanket lien arrangement at June 30, 2012 and $389.8 million under a physical loan collateral delivery arrangement at December 31, 2011.

Scheduled repayments of FHLB advances as of June 30, 2012 were as follows (in thousands):

2012	$15,667
2013	1,831
2014	21,884
2015	21,938
2016	61,996
Thereafter	4,173
$127,489

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2012 and 2011 are as follows (dollars in thousands, except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net income	$3,186	$2,401	$7,671	$3,692
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$3,186	$2,401	$7,671	$3,692

Weighted average shares outstanding, including participating stock awards - Basic	27,082,825	18,964,150	27,082,825	18,325,434

Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	27,082,825	18,964,150	27,082,825	18,325,434

Basic earnings per common share	$0.12	$0.13	$0.28	$0.20
Diluted earnings per common share	$0.12	$0.13	$0.28	$0.20

Stock options for 556,191 shares of common stock for both the three and six month periods ended June 30, 2012 were excluded from dilutive potential common shares because they were antidilutive.  Stock options for 705,390 and 710,522 shares of common stock for the three and six month periods ended June 30, 2011, respectively, were excluded from dilutive potential common shares because they were antidilutive. Common shares associated with convertible preferred stock and stock warrants were excluded from dilutive potential common shares in each period as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Current	$(176)	$(80)	$(163)	$(82)
Deferred (benefit) expense	176	80	163	82
	$ ---	$ ---	$ ---	$ ---

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	$1,115	$840	$2,685	$1,292
Add (deduct)
Change in valuation allowance	(822)	(654)	(2,295)	(1,009)
Tax-exempt interest income	(20)	(69)	(32)	(69)
Bank-owned life insurance	(79)	(88)	(157)	(163)
Other, net	(194)	(29)	(201)	(51)
	$ ---	$ ---	$ ---	$ ---

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

We established an $18.0 million valuation allowance on deferred tax assets in 2009 based primarily on the Company’s net operating losses for 2009 and 2008. As a result of losses incurred in 2010, the Company increased the valuation allowance to $25.6 million at December 31, 2010. At December 31, 2011 and June 30, 2012, a valuation allowance of $24.0 million and $21.6 million, respectively, was maintained as the Company continued to face a challenging economic environment currently confronting banks that could negatively impact future operating results. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when the Company returns to consistent, sustained profitability.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30,	December 31,
	2012	2011
Deferred tax assets
Allowance for loan losses	$9,513	$11,074
Nonaccrual loan interest	953	839
Valuation allowance on other real estate owned	6,572	6,029
Net operating loss carryforward	5,982	7,673
Other	1,346	1,137
Gross deferred tax assets	24,366	26,752
Valuation allowance	(21,568)	(24,026)
Total net deferred tax assets	2,798	2,726

Deferred tax liabilities
Depreciation	(1,671)	(1,758)
Purchase accounting adjustments	---	(22)
Unrealized gain on securities available for sale	(366)	(204)
Prepaid expenses	(407)	(407)
Other	(354)	(335)
Gross deferred tax liabilities	(2,798)	(2,726)
Net deferred tax asset	$ ---	$ ---

At June 30, 2012, we had federal net operating loss carry forwards of $17.1 million that expire through 2030.

There were no unrecognized tax benefits at June 30, 2012 or December 31, 2011 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2008.

NOTE 10 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2012, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

At June 30, 2012 and December 31, 2011, actual and minimum required capital levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under MOU/Consent Order (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk weighted assets)
Consolidated	$157,255	14.2%	$88,742	8.0%	N/A	N/A	N/A	N/A
Bank	150,545	13.6	88,731	8.0	$110,914	10.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)
Consolidated	135,396	12.2	44,371	4.0	N/A	N/A	N/A	N/A
Bank	136,488	12.3	44,366	4.0	66,548	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	135,396	9.0	60,163	4.0	N/A	N/A	N/A	N/A
Bank	136,488	9.1	60,092	4.0	75,115	5.0	$120,184	8.0

December 31, 2011
Total capital (to risk weighted assets)
Consolidated	$149,905	13.2%	$91,201	8.0%	N/A	N/A	N/A	N/A
Bank	142,059	12.5	91,193	8.0	$113,991	10.0%	$125,390	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	125,028	11.0	45,601	4.0	N/A	N/A	N/A	N/A
Bank	127,576	11.2	45,596	4.0	68,394	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	125,028	8.3	60,598	4.0	N/A	N/A	N/A	N/A
Bank	127,576	8.4	60,528	4.0	75,660	5.0	121,056	8.0

(1)	The MOU is applicable to the June 30, 2012 information presented in these columns, and the Consent Order is applicable to the December 31, 2011 information presented in these columns.

Approximately $33.8 million and $31.3 million of trust preferred securities outstanding at June 30, 2012 and December 31, 2011, respectively, qualified as Tier 1 capital. Refer to our 2011 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at June 30, 2012 and “adequately capitalized” at December 31, 2011. The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as "well capitalized" at December 31, 2011. However, because the Bank was subject to the Consent Order at the time, the Bank could not be categorized as "well capitalized" regardless of actual capital levels.  The Consent Order was terminated on March 2, 2012.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SHAREHOLDERS' EQUITY (Continued)

The MOU prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. Under Michigan law, the Bank is also restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $22.9 million at June 30, 2012.

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

At June 30, 2012, we had total assets of $1.52 billion, total loans of $1.04 billion, total deposits of $1.24 billion and shareholders' equity of $102.4 million. During the second quarter of 2012, we recognized net income of $3.2 million compared to net income of $2.4 million in the second quarter of 2011. This represented our ninth consecutive quarter of profitability. As described more fully below, continued reductions in net charge-offs and nonperforming loans led to a negative loan loss provision for the most recent quarter.

In response to our losses during 2008, 2009 and the first quarter of 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.  In addition, the Board of Directors added experienced members to provide further oversight and guidance.  These and other efforts were reflected in our results of operations for the past two years with lower levels of charge-offs and provision for loan losses, reductions in operating expenses and reduction in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million and contributed $10.0 million of the proceeds from the stock offering to the Bank retaining the remaining $10.3 million at the holding company.  As of June 30, 2012, the Company’s and the Bank’s regulatory capital ratios were the highest they have been since December 31, 1999.  The Bank was categorized as “well capitalized at June 30, 2012.

On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank. The Company also entered into a Written Agreement with the FRB with an effective date of July 23, 2010.   Upon completion of the Bank’s 2011 joint examination, the FDIC and OFIR terminated the Bank’s Consent Order effective March 2, 2012.

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a Memorandum of Understanding (“MOU”).  As of June 30, 2012, we believe that the Bank was in compliance in all material respects with all of the provisions of the MOU. As of the same date, we believe that the Company was in compliance in all material respects with all of the provisions of the Written Agreement. See Note 1 to the Consolidated Financial Statements for more information.

Additional information further describing changes in our business, including those in response to the Consent Order, MOU and the Written Agreement, are described in detail in our 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary: Net income available to common shares for the quarter ended June 30, 2012 was $3.2 million, compared to net income of $2.4 million in the second quarter of 2011.  Net income per common share on a diluted basis was $0.12 for the second quarter of 2012 and $0.13 for the second quarter of 2011.  For the six months ended June 30, 2012, net income was $7.7 million, compared to $3.7 million for the same period in 2011.  Net income per common share on a diluted basis for the six months ended June 30, 2012 was $0.28, compared to $0.20 for the same period in 2011.

The improvement in earnings in the second quarter and first six months of 2012 was a continuation of improvement in the past several quarters, led by a significantly lower level of net charge-offs from $2.9 million in the second quarter of 2011 to $521,000 in the second quarter of 2012. This, coupled with a decline in non-performing and impaired loan levels, resulted in a negative provision for loan losses for the most recent quarter. The provision for loan losses was a negative $1.75 million for the three month period ended June 30, 2012 compared to a negative $2.0 million for the same period in 2011.   For the year to date period ended June 30, 2012, we recognized a negative $5.35 million provision compared to a negative $3.45 million provision for the same period in 2011.  The increased negative provision in the six month period ended June 30, 2012 is largely attributable to a sizeable recovery recognized in the first quarter of 2012 as discussed in previous filings.

Index

Operating results in recent periods have been significantly impacted by the expense associated with problem loans and nonperforming assets. Apart from the provision for loan losses, expenses associated with nonperforming assets (including administration costs and losses) were $3.2 million for the second quarter of 2012 compared to $3.7 million for the second quarter of 2011.  For the first half of 2012, such expenses totaled $6.2 million compared to $8.2 million for the same period in 2011. Significant valuation writedowns on other real estate owned and higher levels of legal costs associated with nonperforming assets in the first half of 2011 were the primary reasons for the change between periods.  Lost interest from elevated levels of nonperforming assets was approximately $970,000 and $2.1 million, respectively, for the three and six months ended June 30, 2012 compared to $1.8 million and $3.9 million, respectively, for the three and six months ended June 30, 2011.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $11.3 million for the second quarter of 2012 compared to $11.8 million for the second quarter of 2011.  For the first half of 2012, net interest income was $22.6 million compared to $23.4 million for the same  period in 2011.

The decrease in net interest income in the second quarter of 2012 was due primarily to a $19.5 million reduction in our average interest earning assets as a result of our focus on reducing credit exposure within certain segments of our loan portfolio, liquidity improvement and capital preservation. The net interest margin was 3.32% for the second quarter of 2012 compared to 3.39% for the second quarter of 2011. Average interest earning assets decreased from $1.38 billion for the second quarter of 2011 to $1.36 billion for the same period in 2012. Our average yield on earning assets for the second quarter of 2012 decreased 39 basis points compared to the same period in 2011 from 4.47% to 4.08%. Average interest bearing liabilities decreased $66.1 million from $1.15 billion for the second quarter of 2011 to $1.09 billion for the same period in 2012. The cost of average interest bearing liabilities decreased 33 basis points compared to the same period in 2011 from 1.28% to 0.95%, which partially offset the effect of the decline in yield on earning assets.

Average interest earning assets decreased from $1.41 billion for the first six months of 2011 to $1.35 billion for the same period in 2012.  Our average yield on earning assets declined 32 basis points for the first half of 2012 in comparison with the same period in 2011. Our net interest margin was 3.32% for the six month period in 2012 compared to 3.31% for the same period in 2011 primarily due a 36 basis points decline in the average cost of interest bearing liabilities as we continued to payoff wholesale funding as the individual instruments matured.

The declines in yields on interest earning assets for the three and six month periods ended June 30, 2012 were from decreases in the yield on our commercial, residential and consumer loan portfolios, which have repriced in the generally lower rate environment during this period. Our margin has been negatively impacted by our decision to hold significant balances in liquid and short-term investments during the past two years. As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The declines in cost of funds for the three and six month periods ended June 30, 2012 were due to a decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index

The following table shows an analysis of net interest margin for the three month periods ended June 30, 2012 and 2011.

	For the three months ended June 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$75,987	384	2.02%	$16,783	$85	2.02%
Tax-exempt securities (1)	9,955	65	4.47%	22	---	5.59%
Loans (2)	1,055,624	13,237	4.98%	1,139,593	15,194	5.29%
Federal Home Loan Bank stock	11,236	84	2.95%	11,764	74	2.47%
Federal funds sold and other short-term investments	203,251	130	0.25%	207,351	137	0.26%
Total interest earning assets (1)	1,356,053	13,900	4.08%	1,375,513	15,490	4.47%

Noninterest earning assets:
Cash and due from banks	22,140			22,569
Other	127,024			115,425

Total assets	$1,505,217			$1,513,507

Liabilities
Deposits:
Interest bearing demand	$223,439	86	0.15%	$184,989	108	0.23%
Savings and money market accounts	419,097	505	0.48%	373,104	527	0.57%
Time deposits	272,149	935	1.38%	380,743	1,781	1.88%
Borrowings:
Other borrowed funds	132,326	672	2.01%	174,261	943	2.14%
Long-term debt	41,238	380	3.65%	41,238	349	3.35%
Total interest bearing liabilities	1,088,249	2,578	0.95%	1,154,335	3,708	1.28%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	308,152			278,417
Other noninterest bearing liabilities	7,580			8,202
Shareholders' equity	101,236			72,553

Total liabilities and shareholders' equity	$1,505,217			$1,513,507

Net interest income		$11,322			$11,782

Net interest spread (1)			3.13%			3.19%
Net interest margin (1)			3.32%			3.39%
Ratio of average interest earning assets to average interest bearing liabilities	124.61%			119.16%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $24.9 million and $55.1 million for the three months ended June 30, 2012 and 2011.

Index

The following table shows an analysis of net interest margin for the six month periods ended June 30, 2012 and 2011.

	For the six months ended June 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$67,941	701	2.06%	$14,222	$111	1.56%
Tax-exempt securities (1)	8,075	108	4.61%	49	1	6.66%
Loans (2)	1,062,338	26,763	5.01%	1,161,887	30,776	5.28%
Federal Home Loan Bank stock	11,236	169	2.97%	11,847	150	2.52%
Federal funds sold and other short-term investments	203,578	257	0.25%	218,399	305	0.25%
Total interest earning assets (1)	1,353,168	27,998	4.12%	1,406,404	31,343	4.44%

Noninterest earning assets:
Cash and due from banks	21,751			22,221
Other	126,697			110,875

Total assets	$1,501,616			$1,539,500

Liabilities
Deposits:
Interest bearing demand	$216,973	182	0.17%	$181,982	211	0.23%
Savings and money market accounts	407,196	1,014	0.50%	371,879	1,070	0.58%
Time deposits	284,150	1,979	1.40%	407,490	4,047	2.00%
Borrowings:
Other borrowed funds	140,855	1,451	2.04%	180,267	1,942	2.14%
Long-term debt	41,238	770	3.70%	41,238	693	3.35%
Total interest bearing liabilities	1,090,412	5,396	0.99%	1,182,856	7,963	1.35%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	305,742			278,706
Other noninterest bearing liabilities	7,082			7,189
Shareholders' equity	98,380			70,749

Total liabilities and shareholders' equity	$1,501,616			$1,539,500

Net interest income		$22,602			$23,380

Net interest spread (1)			3.13%			3.09%
Net interest margin (1)			3.32%			3.31%
Ratio of average interest earning assets to average interest bearing liabilities	124.10%			118.90%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $28.1 million and $64.2 million for the six months ended June 30, 2012 and 2011.

Index

Provision for Loan Losses: The provision for loan losses for the second quarter of 2012 was a negative $1.75 million compared to a negative $2.0 million for the second quarter of 2011. The negative provisions in both periods were the result of continued significant declines in the level of net charge-offs, reduction in the balances and required reserves on nonperforming loans, and stabilizing real estate values on problem credits.  The provision for loan losses for the first half of 2012 was a negative $5.4 million, compared to a negative $3.45 million for the same period in 2011.  The larger negative provision in the first half of 2012 was primarily associated with a $4.4 million recovery on a previously charged-off loan in the first quarter of 2012.

Net charge-offs were $521,000 for the second quarter of 2012 compared to $2.9 million for the second quarter of 2011.  The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans. The pace of the decline in real estate value, however, has been slowing, translating into a decline in charge-offs. We are also experiencing positive results from our collection efforts with recoveries increasing as evidenced by the $4.4 million recovery collected in the first quarter of 2012.  For the second quarter of 2012, recoveries were $378,000 compared to $1.6 million for the same period in 2011.  For the six months ended June 30, 2012 we experienced net recoveries of $889,000 compared to net charge-offs of $6.5 million for the same period in 2011 due to the large recovery collected in the first quarter of 2012.  For the six months ended June 30, 2012, recoveries totaled $5.3 million, compared to $2.1 million for the same period in 2011.  While we expect our collection efforts to produce further recoveries, the amount achieved in the first quarter of 2012 was unusually high and may not recur at this level in future quarters.

We have also experienced a decline in the pace of commercial loans migrating to a worse loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed under the heading "Allowance for Loan Losses" below. In addition to experiencing fewer downgrades of credits, we continue to see an increase in the quality of some credits resulting in an improved loan grade. Over the past six quarters, we have experienced improvements in our weighted average loan grade. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the provision for loan losses in 2012.

The amounts of loan loss provision in all periods presented were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained lower level of quarterly net charge-offs over the past several quarters had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2012 increased to $4.0 million and $7.7 million, respectively, from $3.6 million and $7.3 million, respectively, for the same periods in 2011.  The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Service charges and fees on deposit accounts	$776	$969	$1,571	$1,917
Net gains on mortgage loans	780	262	1,251	697
Trust fees	598	620	1,207	1,270
ATM and debit card fees	1,064	1,027	2,045	1,946
Bank owned life insurance income	224	251	447	466
Investment services fees	160	254	389	487
Other income	398	233	801	512
Total noninterest income	$4,000	$3,616	$7,711	$7,295

Service charges on deposit accounts decreased for the three and six month periods ended June 30, 2012 as a result of declines in overdraft fee income, consistent with banking industry-wide trends. We recognized increases in gains on sales of mortgage loans for the second quarter of 2012 and for the first half of 2012, due in part to increased focus on growth in our residential mortgage loan origination volume. The low interest rate environment has also contributed significantly to this increase in sales volume. Trust income is down slightly for the three and six month periods ended June 30, 2012 compared to the same periods in 2011 due primarily to a decline in trust asset balances and market conditions. Income from ATM and debit card fees was up for the most recent quarter and the first half of 2012 compared to the same periods in 2011 due to increased volume of activity during 2012.  The increase in other income in the three and six month periods ended June 30, 2012 compared to the same periods in 2011 was primarily attributable to rental income on other real estate owned.  Rental income from these properties increased $123,000 and $237,000, respectively, for the three and six month periods ended June 30, 2012 compared to the same periods in 2011.

Index

Noninterest Expense: Noninterest expense decreased to $13.9 million for the three month period and decreased to $28.0 million for the six month period ended June 30, 2012, respectively, from $15.0 million and $30.4 million, respectively, for the same periods in 2011. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Salaries and benefits	$5,723	$5,600	11,443	10,947
Occupancy of premises	941	989	1,912	2,001
Furniture and equipment	858	829	1,685	1,646
Legal and professional	180	322	392	591
Marketing and promotion	210	224	420	448
Data processing	368	334	719	638
FDIC assessment	479	841	1,188	1,819
ATM and debit card processing	308	311	596	581
Bond and D&O insurance	215	378	483	757
Administration and disposition of problem assets	3,190	3,741	6,249	8,175
Outside services	381	405	759	826
Other noninterest expense	1,033	1,023	2,146	2,004
Total noninterest expense	$13,886	$14,997	$27,992	$30,433

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations in response to prolonged economic weakness. However, our largest component of noninterest expense, salaries and benefits, increased in the second quarter of 2012 by $123,000 from the second quarter of 2011. We had 373 full-time equivalent employees at June 30, 2012 compared to 402 at June 30, 2011. The increased expense for the second quarter of 2012 was primarily attributable to increased commissions paid for mortgage origination activity, which was nearly two times greater in the second quarter of 2012 compared to the second quarter of 2011.   Also, in March 2012, our board authorized a cost of living increase for the first time in several years, which resulted in an increase in compensation expense beginning in the second quarter of 2012.  For the first six month period, salaries and benefits increased by $496,000 from $10.9 million in 2011 to $11.4 million in 2012.  The increase for the first half of 2012 compared to the first half of 2011 is also due to the cost of living adjustments made in the second quarter of 2012 and the increased mortgage commissions from higher loan origination volume.

The next largest noninterest expense was the cost related to administration and disposition of problem assets. Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Legal and professional – nonperforming assets	$266	$543	$707	$1,368
Repossessed and foreclosed property administration	990	1,077	2,011	2,194
Losses on repossessed and foreclosed properties	1,934	2,121	3,531	4,613
Total	$3,190	$3,741	$6,249	$8,175

Costs associated with administration and disposition of problem assets remained elevated, but has decreased in both the three and six month periods ended June 30, 2012 as compared to the same periods in 2011. For the three and six month periods ended June 30, 2012, we recognized reductions from the same periods in 2011 in each category of these costs for both the three and six month periods as we have had fewer properties moving into the problem asset category and as property values have begun to stabilize.  Losses on repossessed and foreclosed properties declined by $1.1 million for the six month period ended June 30, 2012 compared to the same period in 2011.  As our level of problem loans and other real estate owned continues to decrease, we believe we will experience meaningful reductions in these costs.

Index

FDIC assessments decreased by $362,000 to $479,000 for the second quarter of 2012 compared to $841,000 for the second quarter of 2011 as a result of our reduced level of deposits, changes to the assessment base implemented by the FDIC and due to a change in our assessment category resulting from the termination of our Consent Order effective March 2, 2012.  We estimate an annual FDIC assessment cost savings of $1.2 million related to the Consent Order termination.  Because the Consent Order was not terminated until March 2, 2012, we will not realize the full amount of estimated annual savings in 2012.   For the six months ended June 30, 2012, our FDIC assessments were $1.2 million, compared to $1.8 million for the same period in 2011.

We realized a reduction in our bond and D&O insurance costs in the three and six month periods ended June 30, 2012 compared to the same periods of 2011 as a result of our improving financial condition and the decreased risk perceived by our insurance carriers.

Federal Income Tax Expense/Benefit: We recorded no federal income tax expense for the three and six month periods ended June 30, 2012 and 2011. Since June 30, 2009, we have concluded that a full valuation allowance must be maintained for all of our net deferred tax assets based primarily on our net operating losses in 2008, 2009 and the first quarter of 2010 and the continued challenging environment confronting banks that could negatively impact future operating results. At June 30, 2012, the valuation allowance on our net deferred tax assets totaled $21.6 million.  Under certain conditions according to accounting standards, the valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when we return to consistent, sustained profitability.

Index

FINANCIAL CONDITION

Summary: Due to the continuing soft economic conditions and having been under the Consent Order, in recent periods we had been focused on reducing our loan portfolio, including reducing exposure in higher loan concentration types, to improve our financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   With the successful capital raise in the second quarter of 2011, our improving financial condition and the termination of the Consent Order, we are beginning to focus on high quality, measured growth in our investment and loan portfolios.

Total assets were $1.52 billion at June 30, 2012, an increase of $12.7 million from $1.51 billion at December 31, 2011. This change reflected increases of $6.7 million in short-term investments and $41.8 million in securities available for sale, partially offset by a decline of $34.0 million in our loan portfolio. Total deposits increased $20.2 million and other borrowed funds were paid down by $21.1 million during the first half of 2012.

Federal Funds Sold and Other Short Term Investments: The $6.7 million increase in federal funds sold and other short-term investments to $218.7 million at June 30, 2012 resulted from increased levels of deposits and net repayments in our loan portfolio.  We expect these balances to decrease in the second half of 2012 as we focus on loan growth and continue to rebuild our investment portfolio.

Securities Available for Sale: Securities available for sale were $96.5 million at June 30, 2012 compared to $54.7 million at December 31, 2011. We began rebuilding our investment portfolio during the second quarter of 2011. The balance at June 30, 2012 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio to continue our diversification of asset quality throughout the remainder of 2012.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $34.0 million to $1.04 billion at June 30, 2012 compared to $1.07 billion at December 31, 2011. During the first six months of 2012, our commercial and consumer loan portfolios (excluding residential mortgages) decreased by $41.8 million and $6.3 million, respectively, while our residential mortgage portfolio increased by $14.1 million as a result of our initiative to increase this portfolio segment to further diversify our credit risk.

We also had a significant increase in the volume of residential mortgage loans originated for sale in the first six months of 2012 compared to the same period in 2011. Residential mortgage loans originated for sale more than doubled at $59.4 million in the first half of 2012 compared to $28.9 million for the same period in 2011. This increase was primarily due to market conditions and our focus on increasing our residential mortgage lending volume.

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

Commercial and commercial real estate loans still remained our largest loan segment and accounted for approximately 73% of the total loan portfolio at June 30, 2012 and 74% at December 31, 2011. Residential mortgage and consumer loans comprised approximately 27% and 26% of total loans at June 30, 2012 and December 31, 2011, respectively.

Index

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):

	June 30, 2012	Percent of Total Loans	December 31, 2011	Percent of Total Loans
Commercial real estate:(1)
Residential developed	$28,464	2.7%	$33,829	3.2%
Unsecured to residential developers	589	0.1	5,937	0.5
Vacant and unimproved	60,115	5.8	66,046	6.2
Commercial development	4,772	0.5	4,586	0.4
Residential improved	79,169	7.6	82,337	7.7
Commercial improved	283,293	27.3	304,070	28.4
Manufacturing and industrial	75,531	7.3	71,462	6.7
Total commercial real estate loans	531,933	51.3	568,267	53.1
Commercial and industrial	221,628	21.4	227,051	21.2
Total commercial loans	$753,561	72.7%	$795,318	74.3%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 51% of the total loan portfolio at June 30, 2012 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant land loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $36.3 million since December 31, 2011 as we continued to focus on reducing our real estate loan concentrations and balances. Commercial loans secured by residential real estate, the portfolio that had created the majority of stress within our loan portfolio, declined $13.9 million. The balance of loans secured by nonresidential real estate declined $22.4 million since December 31, 2011.

The following table shows our loan origination activity for portfolio loans during the first six months of 2012, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Originations Six Months Ended June 30, 2012	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$510	0.2%	$170
Unsecured to residential developers	---	---	---
Vacant and unimproved	7,791	3.5	519
Commercial development	---	---	---
Residential improved	23,964	10.9	212
Commercial improved	15,667	7.1	412
Manufacturing and industrial	11,974	5.4	599
Total commercial real estate	59,906	27.1	317
Commercial and industrial	118,779	53.7	35
Total commercial	178,685	80.8	50

Consumer:
Residential mortgage	31,349	14.2	158
Unsecured	184	0.1	18
Home equity	8,961	4.0	65
Other secured	1,974	0.9	13
Total consumer	42,468	19.2	84
Total portfolio loan originations	$221,153	100%	54

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2012, nonperforming assets totaled $80.9 million compared to $95.4 million at December 31, 2011. Significant progress has been made to accelerate workout strategies with problem assets, leading to several properties moving to other real estate owned.  Additions to other real estate owned in the first six months of 2012 were $7.7 million compared to $23.4 million of additions in the first six months of 2011.  Based on the loans currently in their redemption period, we expect reduced levels of loans moving into other real estate owned in the remaining quarters of 2012.  Proceeds from sales of foreclosed properties were $8.6 million in the first half of 2012 resulting in a net gain of $20,000. The volume of sales in the first half of 2011 generated proceeds of $11.3 million and a net gain of $745,000.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing. As of June 30, 2012, nonperforming loans totaled $18.9 million, or 1.82% of total portfolio loans, compared to $28.9 million, or 2.70% of total portfolio loans, at December 31, 2011.

Loans for development or sale of 1-4 family residential properties comprised a large portion of nonperforming loans. They were approximately $5.8 million, or 30.7% of total nonperforming loans, at June 30, 2012 compared to $8.5 million, or 29.4% of total nonperforming loans, at December 31, 2011. The remaining balance of nonperforming loans at June 30, 2012 consisted of $5.3 million of commercial real estate loans secured by various types of non-residential real estate, $6.2 million of commercial and industrial loans, and $1.6 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $62.0 million at June 30, 2012 compared to $66.4 million at December 31, 2011. Of this balance, there were 134 commercial real estate properties totaling approximately $56.7 million. The remaining balance was comprised of 65 residential properties totaling approximately $5.3 million. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets to ensure proper carrying values are maintained.

At June 30, 2012, our foreclosed asset portfolio had a weighted average age held in portfolio of 1.6 years. Below is a breakout of our foreclosed asset portfolio at June 30, 2012 by property type and the percentages by which the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property type	Carrying Value at June 30, 2012	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$4,013	10.0%	45.7%
Residential Lot	1,326	34.9%	60.4%
Multi-Family	462	13.8%	40.1%
Vacant Land	7,788	29.1%	49.1%
Residential Development	18,553	30.9%	62.4%
Commercial Office	6,002	21.0%	51.6%
Commercial Industrial	1,817	14.5%	33.1%
Commercial Improved	22,085	15.6%	31.4%
	$62,046	23.2%	49.7%

Index

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2012	December 31, 2011
Nonaccrual loans	$18,852	$26,876
Loans 90 days past due and still accruing	27	2,070
Total nonperforming loans (NPLs)	18,879	28,946
Foreclosed assets	62,046	66,438
Repossessed assets	---	---
Total nonperforming assets (NPAs)	80,925	95,384
Accruing restructured loans (ARLs) (1)	61,197	55,679
Total NPAs and ARLs	$142,122	$151,063

NPLs to total loans	1.82%	2.70%
NPAs to total assets	5.33%	6.33%

(1)
Comprised of approximately $45.4 million and $40.9 million of commercial loans and $15.8 million and $14.8 million of consumer loans whose terms have been restructured at June 30, 2012 and December 31, 2011, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at June 30, 2012 was $27.2 million, a decrease of $4.5 million, compared to $31.6 million at December 31, 2011. The balance of the allowance for loan losses represented 2.62% of total portfolio loans compared to 2.95% of total portfolio loans at December 31, 2011. While this ratio decreased, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 109.31% at December 31, 2011 to 143.97% at June 30, 2012.

The continued reduction in net charge-offs over the past several quarters had a significant effect on the historical loss component of our allowance for loan loss computation as did the improvements in our credit quality metrics. The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended June 30, 2012	Quarter Ended March 31, 2012	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011	Quarter Ended June 30, 2011

Commercial loans	$753.6	$773.1	$795.3	$819.6	$836.6
Nonperforming loans	18.9	23.5	28.9	35.0	40.4
Other real estate owned and repo assets	62.0	66.2	66.4	66.5	65.4
Total nonperforming assets	80.9	89.7	95.4	101.5	105.9
Net charge-offs (recoveries)	0.5	(1.4)	3.2	1.4	2.9
Total delinquencies	6.9	8.9	13.1	20.7	30.4

Nonperforming loans have continually declined since the first quarter of 2010 to $18.9 million at June 30, 2012, which was our lowest level of nonperforming loans since the second quarter of 2007. As discussed earlier, we had net charge-offs of $521,000 for the second quarter of 2012, compared to the second quarter of 2011 when we incurred $2.9 million in net charge-offs.  Our total delinquencies have continued to decline, from $30.4 million at June 30, 2011 to just $6.9 million at June 30, 2012.

As discussed earlier, the sustained reduced level of quarterly net charge-offs has had a significant effect on our 18 month historical loss ratios, which are the base for our allowance for loan loss computation. The change in the 18 month historical loss ratios from December 31, 2011 to June 30, 2012 reduced the historical loss allocations in our allowance computation by $1.0 million for the quarter ended June 30, 2012 and by $1.6 million for the six months ended June 30, 2012.

These factors all provide for a reduction in our provision for loan losses. The provision for loan losses increased $250,000 to a negative $1.75 million for the three months ended June 30, 2012 compared to a negative $2.0 million for the same period of 2011. For the first six month periods, the provision decreased $1.9 million from a negative $3.45 million in 2011 to a negative $5.35 million in 2012.  Net charge-offs were $521,000 for the three months ended June 30, 2012 compared to $2.9 million for the same period in 2011. For the first half of 2012, we had net recoveries of $889,000 compared to net charge-offs of $6.5 million for the same period in 2011.  The ratio of net charge-offs to average loans was 0.20% on an annualized basis for the second quarter of 2012, compared to 1.19% for the fourth quarter of 2011 and 1.01% for the second quarter of 2011.

Index

We are encouraged by the continued reduced level of charge-offs over recent quarters. We do, however, recognize that future chargeoffs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe we have seen some stabilization in the pace of decline in economic conditions and real estate markets. However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our non-performing and impaired loans to acceptable levels.

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

Overall, impaired loans decreased to $80.9 million at June 30, 2012, from $84.6 million at December 31, 2011. The specific allowance for impaired loans increased $870,000 to $10.5 million, or 12.9% of total impaired loans, at June 30, 2012 compared to $9.6 million, or 11.3% of total impaired loans, at December 31, 2011. The decrease in impaired loans was primarily attributable to loans migrating to other real estate owned, loan payoffs and upgrades more than offsetting loans moving into an impaired status.  Charge-offs totaling $2.3 million had previously been taken on these impaired loans, bringing the balance to $80.9 million as of June 30, 2012. Combined with the $10.5 million of specific reserves at June 30, 2012, these loans have been written down 15.8%.

The general allowance allocated to commercial loans that were not considered to be impaired was based upon the internal risk grade of such loans. We use a loan rating method based upon an eight point system. Loans are stratified between real estate secured and non real estate secured. The real estate secured portfolio is further stratified by the type of real estate. Each stratified portfolio is assigned a loss allocation factor. A higher numerical grade assigned to a loan category generally results in a greater allocation percentage. Changes in risk grade of loans affect the amount of the allowance allocation.

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month actual net chargeoff history as the base for our computation. The 18 month period ended June 30, 2012 reflected a sizeable decrease in net chargeoff experience. We addressed this volatility in the qualitative factor considerations applied in our allowance computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods. Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general commercial loan allowance decreased to $13.9 million at June 30, 2012 compared to $18.9 million at December 31, 2011. This resulted in a general reserve percentage allocated at June 30, 2012 of 2.02% of commercial loans, a decrease from 2.61% at December 31, 2011. The qualitative component of our allowance allocated to commercial loans decreased from $14.3 million at December 31, 2011 to $11.7 million at June 30, 2012.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type. As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience. These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans. The homogeneous loan allowance was $2.7 million at June 30, 2012 compared to $3.1 million at December 31, 2011. The decrease was related to significant improvements in delinquencies in both residential mortgage and consumer loan portfolios.

The allowance allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

Index

Deposits and Other Borrowings: Total deposits increased $20.2 million to $1.24 billion at June 30, 2012 compared to $1.22 billion at December 31, 2011.  During the first six months of 2012, we had increases in lower cost product types including a $6.4 million increase in noninterest checking, a $25.0 million increase in interest bearing checking, and a $34.3 million increase in savings and money market deposits.  Partially offsetting this was a $45.4 million decrease in certificates of deposit which is our most rate sensitive category of deposits.  Much of this decline in certificates of deposit was intentional and encouraged through our rate setting process in response to our high on-balance sheet liquidity.

The overall stability of in-market deposits is particularly noteworthy considering the financial challenges we have experienced, the lack of economic expansion in western Michigan and the competition for core deposit growth in our markets. We believe the stability in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our product line. A provision of the Dodd-Frank Act went into effect on July 21, 2011 eliminating the prohibition of payment of interest on commercial checking accounts. This change may impact the shift of noninterest bearing checking accounts in future periods.

Other borrowed funds, consisting of Federal Home Loan Bank advances, decreased $21.1 million during the first six months of 2012 as a result of scheduled maturities.

Accrued expenses and other liabilities:  Accrued expenses and other liabilities increased $5.6 million to $12.0 million at June 30, 2012 compared to $6.5 million at December 31, 2011.  The primary reason for the increase was a liability of $4.7 million created at June 30, 2012 to account for securities purchased at June 30, 2012 that settled in early July 2012.

CAPITAL RESOURCES

Total shareholders' equity of $102.4 million at June 30, 2012 increased $8.0 million from $94.4 million at December 31, 2011. The increase was primarily from net income of $7.7 million earned in the first six months of 2012.

Our regulatory capital ratios improved again in the second quarter of 2012 and the Bank was categorized as “well capitalized” at June 30, 2012. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	June 30, 2012	March 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011	March 31, 2011	Dec 31, 2010

Total capital to risk weighted assets	14.2%	13.7%	13.2%	12.9%	12.7%	10.3%	9.7%

Tier 1 capital to average assets	9.0%	8.8%	8.3%	8.1%	8.1%	5.8%	5.8%

Approximately $33.8 million of the $40.0 million of trust preferred securities outstanding at June 30, 2012 qualified as Tier 1 capital. The remaining $6.2 million qualified as Tier II capital, a component of total risk-based capital. The ratios have increased each quarter since March 31, 2010 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.

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

The Bank made significant progress during 2010 and 2011 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on maintaining a non-core funding dependency ratio below its peer group average. During 2010, we reduced our brokered deposits by $158.4 million and other borrowed funds by $92.7 million. During 2011, we paid off $48.2 million in brokered deposits and had no such deposits outstanding at December 31, 2011 or at June 30, 2012.  Since December 31, 2008, we reduced our brokered deposits by $337.8 million. We also reduced other borrowed funds by $36.7 million in 2011 and an additional $21.1 million in the first six months of 2012.

The Bank also held $218.7 million of short-term investments and had available borrowing capacity from correspondent banks of approximately $149.3 million as of June 30, 2012 to provide additional liquidity as needed.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare to the Company in any calendar year. Under Michigan law limitations, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. At June 30, 2012, the retained deficit of the Bank was approximately $22.9 million, down from its peak of $41.8 million at March 31, 2010. Throughout 2009, 2010, 2011 and the first six months of 2012, the Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders. Under the MOU and the Written Agreement, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010, 2011 and the first six months of 2012 until further action is taken by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010, 2011 and the first six months of 2012, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

In June 2011, the Company closed its shareholder rights and public offerings and conversion of our 2% Subordinated Note due 2018, resulting in the issuance of 9,404,202 shares of common stock and net proceeds of $20.3 million.  The Company contributed $10.0 million of the proceeds to the Bank in 2011 and retained the remaining $10.3 million at the holding company level. The Company’s cash balance at June 30, 2012 was $10.1 million.  The Company believes it has sufficient liquidity to meet its cash flow requirements for the remainder of 2012.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At June 30, 2012, we had gross deferred tax assets of $24.4 million, gross deferred tax liabilities of $2.8 million and a valuation allowance of $21.6 million for the entire amount of net deferred tax assets. Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Based upon a number of factors, including our net operating losses in recent years and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded that we needed to continue to maintain a valuation allowance during the second quarter of 2012 for our net deferred tax assets. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established.

Index

Item 4:	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2012, the end of the period covered by this report.

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

Dated: July 26, 2012