Form 10-Q
period 2012-09-30
MACATAWA BANK CORP
filed 2012-10-25
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,082,825 shares of the Company's Common Stock (no par value) were outstanding as of October 25, 2012.

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

Index

Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 (unaudited) and December 31, 2011

(dollars in thousands, except per share data)	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$22,398	$30,971
Federal funds sold and other short -term investments	211,853	212,071
Cash and cash equivalents	234,251	243,042

Securities available for sale, at fair value	116,128	54,746
Securities held to maturity (fair value 2012 - $4,300 and 2011 - $300)	4,300	300
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	11,063	1,026
Total loans	1,019,185	1,070,975
Allowance for loan losses	(26,271)	(31,641)
Net loans	992,914	1,039,334

Premises and equipment – net	54,057	55,358
Accrued interest receivable	3,719	3,595
Bank-owned life insurance	26,614	25,957
Other real estate owned	57,778	66,438
Other assets	5,057	6,635
Total assets	$1,517,117	$1,507,667

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$348,120	$324,253
Interest-bearing	896,628	891,036
Total deposits	1,244,748	1,215,289
Other borrowed funds	91,822	148,603
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	28,228	6,461
Total liabilities	1,407,686	1,413,241

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,082,825 and 27,082,823 shares issued and outstanding at September 30, 2012 and December 31, 2011	187,709	187,709
Retained deficit	(112,569)	(126,825)
Accumulated other comprehensive income	1,127	378
Total shareholders' equity	109,431	94,426
Total liabilities and shareholders' equity	$1,517,117	$1,507,667

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2012 and 2011
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Interest income
Loans, including fees		$15,532		$14,498		$42,295		$45,274
Securities
Taxable		414		156		1,116		267
Tax-exempt		102		10		210		11
FHLB Stock		84		73		252		223
Federal funds sold and other short-term investments		137		163		394		468
Total interest income		16,269		14,900		44,267		46,243

Interest expense
Deposits		1,396		2,104		4,570		7,431
Debt and other borrowed funds		981		1,295		3,203		3,931
Total interest expense		2,377		3,399		7,773		11,362

Net interest income		13,892		11,501		36,494		34,881
Provision for loan losses		(1,250)		(1,250)		(6,600)		(4,700)
Net interest income after provision for loan losses		15,142		12,751		43,094		39,581

Noninterest income
Service charges and fees		810		889		2,381		2,806
Net gains on mortgage loans		940		697		2,192		1,393
Trust fees		595		644		1,802		1,915
Gain on sale of securities		14		---		73		---
ATM and debit card fees		1,049		1,013		3,094		2,958
Other		698		684		2,275		2,149
Total noninterest income		4,106		3,927		11,817		11,221

Noninterest expense
Salaries and benefits		5,621		5,668		17,065		16,615
Occupancy of premises		948		961		2,860		2,961
Furniture and equipment		806		812		2,491		2,458
Legal and professional		160		187		551		779
Marketing and promotion		213		228		634		677
Data processing		269		314		988		952
FDIC assessment		504		842		1,692		2,660
ATM and debit card processing		316		337		912		918
Bond and D&O Insurance		213		379		696		1,136
FHLB Advance prepayment penalty		322		---		322		---
Losses on repossessed and foreclosed properties		706		2,544		4,236		7,157
Administration and disposition of problem assets		1,018		1,941		3,737		5,503
Other		1,292		1,413		4,196		4,243
Total noninterest expenses		12,388		15,626		40,380		46,059

Income before income tax		6,860		1,052		14,531		4,743
Income tax expense (benefit)		275		---		275		---

Net income		6,585		1,052		14,256		4,743
Dividends declared on preferred shares		---		---		---		---
Net income available to common shares		$6,585		$1,052		$14,256		$4,743

Basic earnings per common share		$0.24		$0.04		$0.53		$0.22
Diluted earnings per common share		$0.24		$0.04		$0.53		$0.22
Cash dividends per common share	$	---	$	---	$	---	$	---

 See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2012 and 2011
(unaudited)

(dollars in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Net income	$6,585	$1,052	$14,256	$4,743

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale arising during period	462	174	822	326

Less: reclassification adjustment for securities gain recognized in earnings, net of tax	(14)	---	(73)	---
Other comprehensive income, net of tax	448	174	749	326

Comprehensive income	$7,033	$1,226	$15,005	$5,069

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2012 and 2011
(unaudited)

	Preferred Stock		Common	Retained	Accumulated Other Comprehensive	Total Shareholders'
(dollars in thousands, except per share data)	Series A	Series B	Stock	Deficit	Income	Equity

Balance, January 1, 2011	$30,604	$2,560	$167,321	$(132,654)	$11	$67,842

Net income for nine months ended September 30, 2011				4,743		4,743

Net change in unrealized gain on securities available for sale, net of tax					326	326

Net proceeds from sale of 8,912,372 shares of common stock on June 7, 2011 and June 29, 2011			19,358			19,358

Conversion of subordinated note to 491,830 shares of common stock on June 29, 2011			1,003			1,003

Stock compensation expense			57			57

Balance, September 30, 2011	$30,604	$2,560	$187,739	$(127,911)	$337	$93,329

Balance, January 1, 2012	$30,604	$2,560	$187,709	$(126,825)	$378	$94,426

Net income for nine months ended September 30, 2012				14,256		14,256

Net change in unrealized gain on securities available for sale, net of tax					749	749

Balance, September 30, 2012	$30,604	$2,560	$187,709	$(112,569)	$1,127	$109,431

 See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2012 and 2011
(unaudited)

(dollars in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities
Net income	$14,256	$4,743
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,171	2,308
Stock compensation expense	---	57
Provision for loan losses	(6,600)	(4,700)
Origination of loans for sale	(100,885)	(59,273)
Proceeds from sales of loans originated for sale	93,040	57,847
Net gains on mortgage loans	(2,192)	(1,393)
Gain on sale of securities	(73)	---
Write-down of other real estate	4,247	8,336
Net gain on sales of other real estate	(11)	(1,191)
FHLB advance prepayment penalty	322	---
Decrease (increase) in accrued interest receivable and other assets	1,050	(151)
Earnings in bank-owned life insurance	(657)	(711)
Increase in accrued expenses and other liabilities	1,445	151
Net cash from operating activities	6,113	6,023

Cash flows from investing activities
Loan originations and payments, net	44,018	94,785
Purchases of securities available for sale	(98,909)	(53,972)
Purchases of securities held to maturity	(4,000)	---
Proceeds from:
Maturities and calls of securities available for sale	31,612	21,494
Sale of securities available for sale	4,595	---
Principal paydowns on securities	2,198	107
Sales of other real estate	13,426	16,370
Redemption of FHLB stock	---	696
Additions to premises and equipment	(522)	(634)
Net cash from investing activities	(7,582)	78,846

Cash flows from financing activities
Net increase (decrease) in in-market deposits	29,459	(31,546)
Decrease in brokered deposits	---	(44,516)
Proceeds from other borrowed funds	---	10,000
Repayments of other borrowed funds	(36,781)	(21,733)
Proceeds from issuance of subordinated note	---	1,000
Proceeds from sale of common stock, net	---	19,358
Net cash from financing activities	(7,322)	(67,437)

Net change in cash and cash equivalents	(8,791)	17,432
Cash and cash equivalents at beginning of period	243,042	236,127
Cash and cash equivalents at end of period	$234,251	$253,559
Supplemental cash flow information
Interest paid	$6,754	$10,589
Federal income taxes	100	---
Supplemental noncash disclosures:
Transfers from loans to other real estate	9,002	32,015
Securities purchased not settled	1,393	---
Conversion of subordinated note to 491,830 shares of common stock	---	1,003
FHLB advance repayment not settled	20,000	---

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

Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a memorandum of understanding (“MOU”), which maintains many of the controls and procedures put in place by the Bank in response to the Consent Order, including: maintenance of a Tier 1 Leverage Capital Ratio of at least 8%, formulating and submitting a written plan of action on each asset classified as Substandard in the Report of Examination (“ROE”), charge-off of all assets classified as “Loss” in the ROE, submission of a written profit plan, Board review of the adequacy of the allowance for loan losses each quarter and the receipt of prior written consent of the FDIC and OFIR before the Bank declares or pays any dividends.  We believe the Bank was in compliance in all material respects with all of the provisions of the MOU as of September 30, 2012.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Written Agreement with Macatawa and its Regulator

The Company has formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB").  The Written Agreement became effective on July 29, 2010, when it was executed and published by the FRB, and was assigned an effective date of July 23, 2010.  Among other things, the Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Macatawa Bank; (ii) the Company may not declare or pay any dividends without prior FRB approval; (iii) the Company may not take dividends or any other payment representing a reduction in capital from Macatawa Bank without prior FRB approval; (iv) the Company may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (v) the Company may not incur, increase or guarantee any debt without prior FRB approval; (vi) the Company may not purchase or redeem any shares of its stock without prior FRB approval; (vii) the Company must submit a written capital plan to the FRB within 60 days of the Written Agreement; and (viii) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval.  The Company separately requested and received approval from the FRB to make the third quarter 2012 quarterly interest payments on its $1.65 million in outstanding subordinated debt.  Each quarter the Company requests approval from the FRB to make the next quarter's interest payment on its subordinated debt and is continuing to accrue the interest amounts due.  We believe that as of September 30, 2012, the Company was in compliance in all material respects with all of the provisions of the Written Agreement.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2012, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage and consumer loan portfolios. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Foreclosed Assets: Assets acquired through or instead of or in lieu of foreclosure, primarily other real estate owned, are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed unless they add value to the property.

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

As of January 1, 2010, we no longer have the ability to carryback losses to prior years. The realization of our deferred tax assets is largely dependent on generating income in future years. At September 30, 2012, the need to maintain a full valuation allowance was based primarily on our net operating losses for recent years and the continuing weak economic conditions that could impact our ability to generate future earnings. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required.

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized	Gross Unrealized		Gross Unrealized		Fair
	Cost	Gains		Losses		Value
September 30, 2012
Available for Sale:
U.S. Treasury and federal agency securities	$40,334		$358	$	---	$40,692
U.S. Agency MBS and CMOs	25,197		294		---	25,491
Tax-exempt state and municipal bonds	17,091		251		(23)	17,319
Taxable state and municipal bonds	25,531		713		(8)	26,236
Corporate bonds and other debt securities	4,741		74		---	4,815
Other equity securities	1,500		75		---	1,575
	$114,394		$1,765		$(31)	$116,128
Held to Maturity
State and municipal bonds	$4,300	$	---	$	---	$4,300

December 31, 2011
U.Available for Sale:
U.S. Treasury and federal agency securities	$27,408		$205	$	---	$27,613
U. S. Agency MBS and CMOs	3,853		33		---	3,886
Tax-exempt state and municipal bonds	4,292		116		---	4,408
Taxable state and municipal bonds	16,531		239		(54)	16,716
Corporate bonds	1,081		1		(1)	1,081
Other equity securities	1,000		42		---	1,042
	$54,165		$636		$(55)	$54,746
Held to Maturity:
State and municipal bonds	$300	$	---	$	---	$300

Proceeds from the sale of securities available for sale were $540,000 and $4.6 million, respectively, for the three and nine month periods ended September 30, 2012, resulting in net gains of $14,000 and $73,000, respectively.  There were no sales of securities in the three and nine month periods ended September 30, 2011.

Contractual maturities of debt securities at September 30, 2012 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$4,000	$4,000	$1,400	$1,400
Due from one to five years	---	---	39,645	40,520
Due from five to ten years	---	---	38,114	38,551
Due after ten years	300	300	33,735	34,082

	$4,300	$4,300	$112,894	$114,553

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
September 30, 2012	Value	Loss	Value		Loss		Value	Loss

U.S. Treasury and federal agency securities	$ ---	$ ---	$	---	$	---	$ ---	$ ---
U.S. Agency MBS and CMOs	---	---		---		---	---	---
Tax-exempt state and municipal bonds	2,954	(23)		---		---	2,954	(23)
Taxable state and municipal bonds	2,109	(8)		---		---	2,109	(8)
Corporate bonds and other debt securities	---	---		---		---	---	---
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$5,063	$(31)	$	---	$	---	$5,063	$(31)

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
December 31, 2011	Value	Loss	Value		Loss		Value	Loss

U.S. Treasury and federal agency securities	$ ---	$ ---	$	---	$	---	$ ---	$ ---
U.S. Agency MBS and CMOs	---	---		---		---	---	---
Tax-exempt state and municipal bonds	---	---		---		---	---	---
Taxable state and municipal bonds	6,196	(54)		---		---	6,196	(54)
Corporate bonds	539	(1)					539	(1)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$6,735	$(55)	$	---	$	---	$6,735	$(55)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the three and nine month periods ended September 30, 2012 and 2011.

At both September 30, 2012 and December 31, 2011, securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30, 2012	December 31, 2011

Commercial and industrial	$218,839	$227,051

Commercial real estate:
Residential developed	29,004	33,829
Unsecured to residential developers	680	5,937
Vacant and unimproved	56,901	66,046
Commercial development	5,372	4,586
Residential improved	77,112	82,337
Commercial improved	264,041	304,070
Manufacturing and industrial	82,317	71,462
Total commercial real estate	515,427	568,267

Consumer
Residential mortgage	176,642	156,891
Unsecured	1,727	1,952
Home equity	93,407	101,074
Other secured	13,143	15,740
Total consumer	284,919	275,657

Total loans	1,019,185	1,070,975
Allowance for loan losses	(26,271)	(31,641)

	$992,914	$1,039,334

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended September 30, 2012:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,638	$15,239	$5,254	$49	$27,180
Charge-offs	(239)	(173)	(203)	---	(615)
Recoveries	110	777	69	---	956
Provision for loan losses	(575)	(552)	(131)	8	(1,250)
Ending balance	$5,934	$15,291	$4,989	$57	$26,271

Three months ended September 30, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,491	$26,815	$5,115	$56	$37,477
Charge-offs	(997)	(2,190)	(506)	---	(3,693)
Recoveries	87	2,113	108	---	2,308
Provision for loan losses	463	(980)	(708)	(25)	(1,250)
Ending balance	$5,044	$25,758	$4,009	$31	$34,842

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nine months ended September 30, 2012:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,313	$20,475	$4,821	$32	$31,641
Charge-offs	(1,228)	(2,679)	(1,104)	---	(5,011)
Recoveries	390	5,662	189	---	6,241
Provision for loan losses	459	(8,167)	1,083	25	(6,600)
Ending balance	$5,934	$15,291	$4,989	$57	$26,271

Nine months ended September 30, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Charge-offs	(2,583)	(7,716)	(1,956)	---	(12,255)
Recoveries	1,364	2,750	257	---	4,371
Provision for loan losses	(749)	(4,249)	293	5	(4,700)
Ending balance	$5,044	$25,758	$4,009	$31	$34,842

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

September 30, 2012:

	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$3,119	$3,239	$2,492	$	---	$8,850
Collectively evaluated for impairment	2,815	12,052	2,497		57	17,421
Total ending allowance balance	$5,934	$15,291	$4,989		$57	$26,271

Loans:
Individually reviewed for impairment	$12,421	$52,306	$15,916	$	---	$80,643
Collectively evaluated for impairment	206,418	463,121	269,003		---	938,542
Total ending loans balance	$218,839	$515,427	$284,919	$	---	$1,019,185

December 31, 2011:

	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$3,478	$4,367	$1,752	$	---	$9,597
Collectively evaluated for impairment	2,835	16,108	3,069		32	22,044
Total ending allowance balance	$6,313	$20,475	$4,821		$32	$31,641

Loans:
Individually reviewed for impairment	$17,331	$52,195	$15,085	$	---	$84,611
Collectively evaluated for impairment	209,720	516,072	260,572		---	986,364
Total ending loans balance	$227,051	$568,267	$275,657	$	---	$1,070,975

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$2,415	$2,123	$	---

Commercial real estate:
Residential developed	6,058	5,161		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,362	1,321		---
Commercial development	215	215		---
Residential improved	3,982	3,195		---
Commercial improved	7,308	6,213		---
Manufacturing and industrial	4,774	4,774		---
	23,699	20,879		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	200	200		---
Other secured	---	---		---
	200	200		---
	$26,314	$23,202	$	---

With an allowance recorded:
Commercial and industrial	$10,298	$10,298		$3,119

Commercial real estate:
Residential developed	2,698	2,698		1,416
Unsecured to residential developers	---	---		---
Vacant and unimproved	2,613	2,613		239
Commercial development	---	---		---
Residential improved	8,983	8,983		760
Commercial improved	12,359	12,359		682
Manufacturing and industrial	4,774	4,774		142
	31,427	31,427		3,239
Consumer:
Residential mortgage	14,905	14,905		2,439
Unsecured	---	---		---
Home equity	811	811		53
Other secured	---	---		---
	15,716	15,716		2,492
	$57,441	$57,441		$8,850

Total	$83,755	$80,643		$8,850

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Average of impaired loans during the period:
Commercial and industrial	$12,415	$5,920	$15,388	$5,661

Commercial real estate:
Residential developed	7,989	10,917	8,293	13,443
Unsecured to residential developers	---	406	---	727
Vacant and unimproved	4,219	5,705	3,854	5,700
Commercial development	215	223	217	463
Residential improved	12,707	9,741	13,564	9,576
Commercial improved	17,766	17,008	17,049	19,679
Manufacturing and industrial	9,104	6,767	9,291	7,464

Consumer	15,992	12,119	16,018	12,452

Interest income recognized during impairment:
Commercial and industrial	263	91	1,090	157
Commercial real estate	637	536	1,848	1,505
Consumer	141	101	419	308

Cash-basis interest income recognized
Commercial and industrial	250	97	1,065	220
Commercial real estate	637	560	1,852	1,467
Consumer	141	103	417	315

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012:

	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$6,606	$600

Commercial real estate:
Residential developed	5,046	---
Unsecured to residential developers	---	---
Vacant and unimproved	893	---
Commercial development	---	---
Residential improved	1,373	36
Commercial improved	1,533	133
Manufacturing and industrial	32	---
	8,877	169
Consumer:
Residential mortgage	771	---
Unsecured	19	---
Home equity	294	26
Other secured	---	---
	1,084	26
Total	$16,567	$795

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$315	$678	$993	$217,846	$218,839

Commercial real estate:
Residential developed	79	35	114	28,890	29,004
Unsecured to residential developers	---	---	---	680	680
Vacant and unimproved	382	832	1,214	55,687	56,901
Commercial development	---	---	---	5,372	5,372
Residential improved	370	382	752	76,360	77,112
Commercial improved	316	1,149	1,465	262,576	264,041
Manufacturing and industrial	---	32	32	82,285	82,317
	1,147	2,430	3,577	511,850	515,427
Consumer:
Residential mortgage	130	230	360	176,282	176,642
Unsecured	10	---	10	1,717	1,727
Home equity	436	286	722	92,685	93,407
Other secured	51	---	51	13,092	13,143
	627	516	1,143	283,776	284,919
Total	$2,089	$3,624	$5,713	$1,013,472	$1,019,185

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$218	$1,230	$1,448	$225,603	$227,051

Commercial real estate:
Residential developed	472	613	1,085	32,744	33,829
Unsecured to residential developers	---	---	---	5,937	5,937
Vacant and unimproved	442	388	830	65,216	66,046
Commercial development	---	49	49	4,537	4,586
Residential improved	549	1,343	1,892	80,445	82,337
Commercial improved	1,355	3,266	4,621	299,449	304,070
Manufacturing and industrial	---	134	134	71,328	71,462
	2,818	5,793	8,611	559,656	568,267
Consumer:
Residential mortgage	313	1,517	1,830	155,061	156,891
Unsecured	35	---	35	1,917	1,952
Home equity	663	498	1,161	99,913	101,074
Other secured	51	2	53	15,687	15,740
	1,062	2,017	3,079	272,578	275,657
Total	$4,098	$9,040	$13,138	$1,057,837	$1,070,975

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $7,491,000 and $6,905,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2012 and December 31, 2011, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During the three and nine month periods ended September 30, 2012 and throughout 2011, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at September 30, 2012, it is unlikely that any such loans will be removed from TDR status in 2012.

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

The following table presents information regarding troubled debt restructurings as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	55	$12,630	98	$15,395
Commercial real estate	139	47,147	120	46,414
Consumer	97	15,414	90	15,373
	291	$75,191	308	$77,182

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding TDRs executed during the three month periods ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification		Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	1	$15	$	---	12	$3,876	$51
Commercial real estate	5	2,538		---	23	8,908	144
Consumer	---	---		---	1	213	---
	6	$2,553	$	---	36	$12,997	$195

The following table presents information regarding TDRs executed during the nine month periods ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	14	$1,351	$9	32	$6,124	$51
Commercial real estate	44	10,236	86	73	24,858	698
Consumer	9	1,462	260	12	1,883	---
	67	$13,049	$355	117	$32,865	$749

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended September 30, 2012 and 2011 that are not considered TDRs (dollars in thousands):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	148	$27,141	166	$27,615
Commercial real estate	92	31,877	112	40,784
Consumer	20	1,014	50	2,320
	260	$60,032	328	$70,719

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding modifications and renewals executed during the nine month periods ended September 30, 2012 and 2011 that are not considered TDRs (dollars in thousands):

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	398	$88,059	471	$85,276
Commercial real estate	256	97,583	339	120,875
Consumer	66	2,701	81	3,234
	720	$188,343	891	$209,385

The table below presents by class, information regarding TDRs which had payment defaults during the three month periods ended September 30, 2012 and 2011 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance

Commercial and industrial	---	$	---	1	$66
Commercial real estate	1		136	9	1,925
Consumer	1		114	2	402

The table below presents by class, information regarding TDRs which had payment defaults during the nine month periods ended September 30, 2012 and 2011 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	3	$112	4	$830
Commercial real estate	2	212	9	1,925
Consumer	2	184	2	402

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

3. Good Quality – Loans supported by satisfactory asset quality and liquidity, good debt capacity coverage, and good management in all critical positions. Loans are secured by acceptable collateral with adequate margins. There is a slight risk of deterioration if adverse market conditions prevail.

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2012, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$1,259	$13,920	$61,112	$115,291	$16,893	$3,757	$6,607	$	---
Commercial real estate:
Residential developed	---	---	739	8,025	8,684	6,510	5,046		---
Unsecured to residential developers	---	---	100	567	13	---	---		---
Vacant and unimproved	---	1,000	12,810	25,976	14,869	1,354	892		---
Commercial development	---	---	---	2,068	3,089	215	---		---
Residential improved	---	117	9,622	40,958	15,536	9,505	1,374		---
Commercial improved	---	2,473	49,328	153,656	40,932	16,119	1,533		---
Manufacturing and industrial	---	2,173	17,019	46,576	7,450	9,067	32		---

	$1,259	$19,683	$150,730	$393,117	$107,466	$46,527	$15,484	$	---

As of December 31, 2011, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$595	$8,447	$56,457	$117,015	$27,674	$7,593	$9,270	$	---
Commercial real estate:
Residential developed	---	---	283	9,688	11,410	8,725	3,723		---
Unsecured to residential developers	---	---	4,773	647	177	340	---		---
Vacant and unimproved	---	---	14,707	24,344	21,362	1,918	3,715		---
Commercial development	---	---	60	2,261	1,109	1,107	49		---
Residential improved	---	121	2,650	45,813	18,642	9,968	5,143		---
Commercial improved	---	5	62,510	173,697	43,493	21,712	2,653		---
Manufacturing and industrial	---	2,242	12,209	38,533	11,344	7,000	134		---

	$595	$10,815	$153,649	$411,998	$135,211	$58,363	$24,687	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30, 2012	December 31, 2011

Not classified as impaired	$19,599	$29,687
Classified as impaired	42,412	53,363

Total commercial loans classified substandard or worse	$62,011	$83,050

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

September 30, 2012	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$176,412	$1,727	$93,121	$13,143
Nonperforming	230	---	286	---
Total	$176,642	$1,727	$93,407	$13,143

December 31, 2011	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$155,374	$1,952	$100,576	$15,738
Nonperforming	1,517	---	498	2
Total	$156,891	$1,952	$101,074	$15,740

NOTE 4 – OTHER REAL ESTATE OWNED

Period-end other real estate owned was as follows (dollars in thousands):

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011

Beginning balance	$83,663	$68,388	$68,388
Additions, transfers from loans	9,002	38,358	32,015
Proceeds from sales of other real estate owned	(13,426)	(21,540)	(16,370)
Valuation allowance reversal upon sale	(2,962)	(3,058)	(2,031)
Gain on sale of other real estate owned	11	1,515	1,191
	76,288	83,663	83,193
Less: valuation allowance	(18,510)	(17,225)	(16,709)
Ending balance	$57,778	$66,438	$66,484

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance for other real estate owned was as follows (dollars in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Beginning balance	$18,777	$14,025	$17,225	$10,404
Additions charged to expense	697	2,985	4,247	8,336
Reversals upon sale	(964)	(301)	(2,962)	(2,031)
Ending balance	$18,510	$16,709	$18,510	$16,709

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

Investment Securities: The fair values of investment securities are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).  The fair values of certain securities held to maturity are determined by computing discounted cash flows using observable and unobservable market inputs (Level 3 inputs).

Loans Held for Sale: The fair value of loans held for sale is based upon binding quotes from third party investors (Level 2 inputs).

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
U.S. Treasury and federal agency securities	$40,692	$	---	$40,692	$	---
U.S. Agency MBS and CMOs	25,491		---	25,491		---
Tax-exempt state and municipal bonds	17,319		---	17,319		---
Taxable state and municipal bonds	26,236		---	26,236		---
Corporate bonds and other debt securities	4,815		---	4,815		---
Other equity securities	1,575		---	1,575		---
Loans held for sale	11,063		---	11,063		---

December 31, 2011
U.S. Treasury and federal agency securities	$27,613	$	---	$27,613	$	---
U.S. Agency MBS and CMOs	3,886		---	3,886		---
Tax-exempt state and municipal bonds	4,408		---	4,408		---
Taxable state and municipal bonds	16,716		---	16,716		---
Corporate bonds	1,081		---	1,081		---
Other equity securities	1,042		---	1,042		---
Loans held for sale	1,026		---	1,026		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 30, 2012
Impaired loans	$35,114	$	---	$	---	$35,114
Other real estate owned	42,333		---		---	42,333

December 31, 2011
Impaired loans	$22,525	$	---	$	---	$22,525
Other real estate owned	39,730		---		---	39,730

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2012 and December 31, 2011 (dollars in thousands).

	Level in	September 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$22,398	$22,398	$30,971	$30,971
Cash equivalents	Level 2	211,853	211,853	212,071	212,071
Securities held to maturity	Level 3	4,300	4,300	300	300
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	957,800	965,558	1,016,809	1,024,766
Bank owned life insurance	Level 3	26,614	26,614	25,957	25,957
Accrued interest receivable	Level 2	3,719	3,719	3,595	3,595

Financial liabilities
Deposits	Level 2	(1,244,748)	(1,244,506)	(1,215,289)	(1,216,452)
Other borrowed funds	Level 2	(91,822)	(95,380)	(148,603)	(151,566)
Long-term debt	Level 2	(41,238)	(34,857)	(41,238)	(34,820)
Subordinated debt	Level 2	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	Level 2	(4,535)	(4,535)	(3,517)	(3,517)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Noninterest-bearing demand	$348,120	$324,253
Interest bearing demand	241,115	204,402
Savings and money market accounts	433,305	381,498
Certificates of deposit	222,208	305,136
	$1,244,748	$1,215,289

Approximately $79.9 million and $106.3 million in certificates of deposit were in denominations of $100,000 or more at September 30, 2012 and December 31, 2011, respectively.

The Bank had no brokered deposits at September 30, 2012 and December 31, 2011.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

September 30, 2012
Single maturity fixed rate advances	$80,000	May 2015 to September 2016	1.70%
Amortizable mortgage advances	11,822	March 2018 to July 2018	3.78%
	$91,822

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2011
Single maturity fixed rate advances	$135,000	March 2012 to September 2016	1.79%
Amortizable mortgage advances	13,603	March 2018 to July 2018	3.77%
	$148,603

Each advance is subject to a prepayment penalty if paid prior to its maturity date. Fixed rate advances are payable at maturity. Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity. These advances were collateralized by residential and commercial real estate loans totaling $409.0 million under a blanket lien arrangement at September 30, 2012 and $389.8 million under a physical loan collateral delivery arrangement at December 31, 2011.

On September 28, 2012, advances totaling $20 million were paid off early, resulting in a prepayment penalty of $322,000 which is included in other expense for the quarter ended September 30, 2012.  The transaction settled on October 2, 2012 so the prepayment penalty and the advance payment were carried in other liabilities at September 30, 2012.

Scheduled repayments of FHLB advances as of September 30, 2012 were as follows (in thousands):

2012	$	---
2013		1,831
2014		1,884
2015		21,938
2016		61,996
Thereafter		4,173
		$91,822

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2012 and 2011 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Net income	$6,585	$1,052	$14,256	$4,743
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$6,585	$1,052	$14,256	$4,743

Weighted average shares outstanding, including participating stock awards - Basic	27,082,825	27,082,823	27,082,823	21,276,467

Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	27,082,825	27,082,823	27,082,823	21,276,467

Basic earnings per common share	$0.24	$0.04	$0.53	$0.22
Diluted earnings per common share	$0.24	$0.04	$0.53	$0.22

Stock options for 534,444 shares of common stock for both the three and nine month periods ended September 30, 2012 were excluded from dilutive potential common shares because they were antidilutive.  Stock options for 692,919 and 704,590 shares of common stock for the three and nine month periods ended September 30, 2011, respectively, were excluded from dilutive potential common shares because they were antidilutive. Common shares associated with convertible preferred stock and stock warrants were excluded from dilutive potential common shares in each period as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Current	$275		$(94)	$275		$(176)
Deferred (benefit) expense	---		94	---		176
	$275	$	---	$275	$	---

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Statutory rate	35%		35%	35%		35%
Statutory rate applied to income before taxes	$2,401		$368	$5,086		$1,660
Add (deduct)
Change in valuation allowance	(1,761)		(251)	(4,056)		(1,260)
Tax-exempt interest income	(32)		(4)	(64)		(4)
Bank-owned life insurance	(73)		(86)	(230)		(249)
Other, net	(260)		(27)	(461)		(147)
	$275	$	---	$275	$	---

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

We established an $18.0 million valuation allowance on deferred tax assets in 2009 based primarily on the Company’s net operating losses for 2009 and 2008. As a result of losses incurred in 2010, the Company increased the valuation allowance to $25.6 million at December 31, 2010. At December 31, 2011 and September 30, 2012, a valuation allowance of $24.0 million and $19.6 million, respectively, was maintained as the Company continued to face a challenging economic environment currently confronting banks that could negatively impact future operating results. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or when the Company returns to consistent, sustained profitability.

The Company has recorded federal income tax expense of $275,000 for the three and nine month periods ended September 30, 2012 for estimated alternative minimum tax (AMT) as the Company projects it will have positive taxable income for the full year 2012 and AMT limits the amount of net operating loss carryforwards that can be applied for AMT each year.  At September 30, 2012, the Company has established a valuation allowance against this deferred tax asset consistent with its other deferred tax assets.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2012		December 31, 2011
Deferred tax assets
Allowance for loan losses		$9,194		$11,074
Nonaccrual loan interest		996		839
Valuation allowance on other real estate owned		6,479		6,029
Net operating loss carryforward		4,325		7,673
Other		1,933		1,137
Gross deferred tax assets		22,927		26,752
Valuation allowance		(19,567)		(24,026)
Total net deferred tax assets		3,360		2,726

Deferred tax liabilities
Depreciation		(1,734)		(1,758)
Purchase accounting adjustments		---		(22)
Unrealized gain on securities available for sale		(607)		(204)
Prepaid expenses		(669)		(407)
Other		(350)		(335)
Gross deferred tax liabilities		(3,360)		(2,726)
Net deferred tax asset	$	---	$	---

At September 30, 2012, we had federal net operating loss carry forwards of $12.4 million that expire through 2030.

There were no unrecognized tax benefits at September 30, 2012 or December 31, 2011 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2008.

NOTE 10 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of September 30, 2012, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

At September 30, 2012 and December 31, 2011, actual and minimum required capital levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under MOU/Consent Order (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital (to risk weighted assets)
Consolidated	$163,887	14.9%	$87,942	8.0%	N/A	N/A	N/A	N/A
Bank	157,726	14.4	87,932	8.0	$109,915	10.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)
Consolidated	144,405	13.1	43,971	4.0	N/A	N/A	N/A	N/A
Bank	143,795	13.1	43,966	4.0	65,949	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	144,405	9.5	60,598	4.0	N/A	N/A	N/A	N/A
Bank	143,795	9.5	60,527	4.0	75,659	5.0	$121,055	8.0

December 31, 2011
Total capital (to risk weighted assets)
Consolidated	$149,905	13.2%	$91,201	8.0%	N/A	N/A	N/A	N/A
Bank	142,059	12.5	91,193	8.0	$113,991	10.0%	$125,390	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	125,028	11.0	45,601	4.0	N/A	N/A	N/A	N/A
Bank	127,576	11.2	45,596	4.0	68,394	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	125,028	8.3	60,598	4.0	N/A	N/A	N/A	N/A
Bank	127,576	8.4	60,528	4.0	75,660	5.0	121,056	8.0

(1)	The MOU is applicable to the September 30, 2012 information presented in these columns, and the Consent Order is applicable to the December 31, 2011 information presented in these columns.

Approximately $36.2 million and $31.3 million of trust preferred securities outstanding at September 30, 2012 and December 31, 2011, respectively, qualified as Tier 1 capital. Refer to our 2011 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at September 30, 2012 and “adequately capitalized” at December 31, 2011. The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as "well capitalized" at December 31, 2011. However, because the Bank was subject to the Consent Order at the time, the Bank could not be categorized as "well capitalized" regardless of actual capital levels.  The Consent Order was terminated on March 2, 2012.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SHAREHOLDERS' EQUITY (Continued)

The MOU prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. Under Michigan law, the Bank is also restricted from paying dividends to the Company until its deficit retained earnings has been restored. The Bank had a retained deficit of approximately $15.8 million at September 30, 2012.

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

At September 30, 2012, we had total assets of $1.52 billion, total loans of $1.02 billion, total deposits of $1.24 billion and shareholders' equity of $109.4 million. During the third quarter of 2012, we recognized net income of $6.6 million compared to net income of $1.05 million in the third quarter of 2011. This represented our tenth consecutive quarter of profitability. As described more fully below, continued reductions in net charge-offs and nonperforming loans led to a negative loan loss provision for the most recent quarter.

In response to our losses during 2008, 2009 and the first quarter of 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.  In addition, the Board of Directors added experienced members to provide further oversight and guidance.  These and other efforts were reflected in our results of operations for the past two years with lower levels of charge-offs and provision for loan losses, reductions in operating expenses and reduction in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million and contributed $10.0 million of the proceeds from the stock offering to the Bank retaining the remaining $10.3 million at the holding company.  As of September 30, 2012, the Company’s and the Bank’s risk-based regulatory capital ratios were the highest they have ever been.  The Bank was categorized as “well capitalized” at September 30, 2012.

On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank. The Company also entered into a Written Agreement with the FRB with an effective date of July 23, 2010.   Upon completion of the Bank’s 2011 joint examination, the FDIC and OFIR terminated the Bank’s Consent Order effective March 2, 2012.

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a Memorandum of Understanding (“MOU”).  As of September 30, 2012, we believe that the Bank was in compliance in all material respects with all of the provisions of the MOU. As of the same date, we believe that the Company was in compliance in all material respects with all of the provisions of the Written Agreement. See Note 1 to the Consolidated Financial Statements for more information.

Additional information further describing changes in our business, including those in response to the Consent Order, MOU and the Written Agreement, are described in detail in our 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary: Net income available to common shares for the quarter ended September 30, 2012 was $6.6 million, compared to net income of $1.05 million in the third quarter of 2011.  Net income per common share on a diluted basis was $0.24 for the third quarter of 2012 and $0.04 for the third quarter of 2011.  For the nine months ended September 30, 2012, net income was $14.3 million, compared to $4.7 million for the same period in 2011.  Net income per common share on a diluted basis for the nine months ended September 30, 2012 was $0.53, compared to $0.22 for the same period in 2011.

The improvement in earnings in the third quarter and first nine months of 2012 was a continuation of improvement in the past several quarters, led by a significantly lower level of net charge-offs from $1.4 million in the third quarter of 2011 to a net recovery of $341,000 in the third quarter of 2012. This, coupled with a decline in non-performing and impaired loan levels, resulted in a negative provision for loan losses for the most recent quarter. The provision for loan losses was a negative $1.25 million for the three month periods ended September 30, 2012 and 2011.   For the nine month period ended September 30, 2012, we recognized a negative $6.6 million provision for loan losses compared to a negative $4.7 million provision for loan losses for the same period in 2011.  The increased negative provision for loan losses in the nine month period ended September 30, 2012 was largely attributable to a sizeable recovery recognized in the first quarter of 2012, as discussed in previous filings.

Index

Operating results in recent periods have been significantly impacted by the expense associated with problem loans and nonperforming assets. Apart from the provision for loan losses, expenses associated with nonperforming assets (including administration costs and losses) were $1.7 million for the third quarter of 2012 compared to $4.5 million for the third quarter of 2011.  For the first nine months of 2012, these expenses totaled $8.0 million compared to $12.7 million for the same period in 2011. Valuation writedowns on other real estate owned and legal costs associated with nonperforming assets have significantly decreased in the three and nine month periods ended September 30, 2012 compared to the same periods in 2011.  Lost interest from elevated levels of nonperforming assets was approximately $852,000 and $3.0 million, respectively, for the three and nine months ended September 30, 2012 compared to $1.6 million and $7.7 million, respectively, for the same periods in 2011.  Each of these items is discussed more fully below.

Another factor positively impacting earnings for the three and nine month periods ending September 30, 2012 was the collection of a one-time prepayment penalty of $2.8 million on a commercial loan.  This fee was reflected in net interest income.

Net Interest Income: Net interest income totaled $13.9 million for the third quarter of 2012 compared to $11.5 million for the third quarter of 2011.  For the first nine months of 2012, net interest income was $36.5 million compared to $34.9 million for the same period in 2011.

The increase in net interest income in the third quarter of 2012 was due primarily to the collection of a one-time prepayment penalty of $2.8 million on a commercial loan. The net interest margin was 4.02% for the third quarter of 2012, of which 82 basis points related to the prepayment penalty, compared to 3.25% for the third quarter of 2011. Average interest earning assets decreased from $1.39 billion for the third quarter of 2011 to $1.37 billion for the same period in 2012. Our average yield on earning assets for the third quarter of 2012 increased 49 basis points compared to the same period in 2011 from 4.22% to 4.71%. Average interest bearing liabilities decreased $58.9 million from $1.11 billion for the third quarter of 2011 to $1.06 billion for the same period in 2012. The cost of average interest bearing liabilities decreased 31 basis points compared to the same period in 2011 from 1.20% to 0.89%.

Average interest earning assets decreased from $1.40 billion for the first nine months of 2011 to $1.36 billion for the same period in 2012.  Our average yield on earning assets declined 5 basis points for the first nine months of 2012 in comparison with the same period in 2011. Our net interest margin was 3.56% for the first nine months in 2012 compared to 3.29% for the same period in 2011.  The increase in margin was primarily due to the $2.8 million one-time prepayment penalty discussed above.  Also positively affecting margin was a 34 basis points decline in the average cost of interest bearing liabilities, as we continued to payoff wholesale funding upon maturity.

Absent the $2.8 million one-time prepayment fee, our yields on interest earning assets would have decreased for the three and nine month periods ended September 30, 2012 due to decreases in the yield on our commercial, residential and consumer loan portfolios, which have repriced in the generally lower rate environment during this period. Our margin has been negatively impacted by our decision to hold significant balances in liquid and short-term investments during the past two years. As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The declines in cost of funds for the three and nine month periods ended September 30, 2012 were due to a decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index

The following table shows an analysis of net interest margin for the three month periods ended September 30, 2012 and 2011.

	For the three months ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$85,939	$414	1.93%	$29,769	$156	2.09%
Tax-exempt securities (1)	16,685	102	4.05%	1,165	10	5.70%
Loans (2)	1,038,704	15,532	5.89%	1,090,465	14,498	5.22%
Federal Home Loan Bank stock	11,236	84	2.92%	11,236	73	2.56%
Federal funds sold and other short-term investments	214,602	137	0.25%	255,601	163	0.25%
Total interest earning assets (1)	1,367,166	16,269	4.71%	1,388,236	14,900	4.22%

Noninterest earning assets:
Cash and due from banks	25,191			24,912
Other	124,017			118,547

Total assets	$1,516,374			$1,531,695

Liabilities
Deposits:
Interest bearing demand	$230,246	$82	0.14%	$185,619	$106	0.22%
Savings and money market accounts	423,513	487	0.46%	360,263	488	0.54%
Time deposits	243,877	827	1.35%	352,339	1,510	1.70%
Borrowings:
Other borrowed funds	117,005	594	1.99%	175,355	944	2.10%
Long-term debt	41,238	387	3.68%	41,238	351	3.34%
Total interest bearing liabilities	1,055,879	2,377	0.89%	1,114,814	3,399	1.20%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	347,476			316,916
Other noninterest bearing liabilities	8,411			6,875
Shareholders' equity	104,608			93,090

Total liabilities and shareholders' equity	$1,516,374			$1,531,695

Net interest income		$13,892			$11,501

Net interest spread (1)			3.82%			3.02%
Net interest margin (1)			4.02%			3.25%
Ratio of average interest earning assets to average interest bearing liabilities	129.48%			124.53%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $20.8 million and $39.9 million for the three months ended September 30, 2012 and 2011, respectively.

Index

The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2012 and 2011.

	For the nine months ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$73,984	$1,116	2.01%	$19,462	$267	1.83%
Tax-exempt securities (1)	10,966	210	4.32%	425	11	5.70%
Loans (2)	1,054,402	42,295	5.29%	1,137,818	45,274	5.26%
Federal Home Loan Bank stock	11,236	252	2.95%	11,641	223	2.53%
Federal funds sold and other short-term investments	207,280	394	0.25%	230,936	468	0.27%
Total interest earning assets (1)	1,357,868	44,267	4.32%	1,400,282	46,243	4.37%

Noninterest earning assets:
Cash and due from banks	22,906			23,127
Other	125,797			113,461

Total assets	$1,506,571			$1,536,870

Liabilities
Deposits:
Interest bearing demand	$221,429	$264	0.16%	$183,208	$317	0.23%
Savings and money market accounts	412,675	1,500	0.49%	367,965	1,558	0.57%
Time deposits	270,628	2,806	1.39%	388,904	5,557	1.91%
Borrowings:
Other borrowed funds	132,847	2,045	2.02%	178,611	2,886	2.13%
Long-term debt	41,238	1,158	3.69%	41,238	1,044	3.34%
Total interest bearing liabilities	1,078,817	7,773	0.96%	1,159,926	11,362	1.30%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	319,755			291,583
Other noninterest bearing liabilities	7,528			7,083
Shareholders' equity	100,471			78,278

Total liabilities and shareholders' equity	$1,506,571			$1,536,870

Net interest income		$36,494			$34,881

Net interest spread (1)			3.36%			3.06%
Net interest margin (1)			3.56%			3.29%
Ratio of average interest earning assets to average interest bearing liabilities	125.87%			120.72%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes non-accrual loans of approximately $25.6 million and $56.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Index

Provision for Loan Losses: The provision for loan losses for the third quarter of 2012 and 2011 was a negative $1.25 million. The negative provision for loan losses in both periods resulted from continued significant declines in the level of net charge-offs, reduction in the balances and required reserves on nonperforming loans, and stabilizing real estate values on problem credits.  The provision for loan losses for the first nine months of 2012 was a negative $6.6 million, compared to a negative $4.7 million for the same period in 2011.  The larger negative provision for loan losses in the first nine months of 2012 was primarily associated with a $4.4 million recovery on a previously charged-off loan in the first quarter of 2012.

Net recoveries were $341,000 for the third quarter of 2012 compared to net charge-offs of $1.4 million for the third quarter of 2011.  Our charge-offs have largely been driven by declines in the value of real estate securing our loans. The pace of the decline in real estate values, however, has been slowing, translating into a decline in charge-offs and resulting in net recoveries for the first and third quarters of 2012. We are also experiencing positive results from our collection efforts as evidenced by the $4.4 million recovery collected in the first quarter of 2012 and net recoveries again in the third quarter of 2012.  For the third quarter of 2012, total recoveries were $956,000 compared to $2.3 million for the same period in 2011.  For the nine months ended September 30, 2012, we experienced net recoveries of $1.2 million compared to net charge-offs of $7.9 million for the same period in 2011.  For the nine months ended September 30, 2012, total recoveries were $6.2 million, compared to $4.4 million for the same period in 2011.  While we expect our collection efforts to produce further recoveries, the amount achieved in 2012, particularly in the first quarter of 2012, was unusually high and may not recur at this level in future quarters.

We have also experienced a decline in the pace of commercial loans migrating to a worse loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed under the heading "Allowance for Loan Losses" below. In addition to experiencing fewer downgrades of credits, we continue to see an increase in the quality of some credits resulting in an improved loan grade. Over the past seven quarters, we have experienced improvements in our weighted average loan grade. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the provision for loan losses in 2012.

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

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2012 increased to $4.1 million and $11.8 million, respectively, from $3.9 million and $11.2 million, respectively, for the same periods in 2011.  The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Service charges and fees on deposit accounts	$810	$889	$2,381	$2,806
Net gains on mortgage loans	940	697	2,192	1,393
Trust fees	595	644	1,802	1,915
Gain on sale of securities	14	---	73	---
ATM and debit card fees	1,049	1,013	3,094	2,958
Bank owned life insurance income	210	245	657	711
Investment services fees	196	157	585	644
Other income	292	282	1,033	794
Total noninterest income	$4,106	$3,927	$11,817	$11,221

Service charges on deposit accounts decreased for the three and nine month periods ended September 30, 2012 as a result of declines in overdraft fee income, consistent with banking industry-wide trends. We recognized substantial increases in gains on sales of mortgage loans for the third quarter of 2012 and for the first nine months of 2012, due in part to increased focus on growth in our residential mortgage loan origination volume. The low interest rate environment and recent Federal Reserve actions have also contributed significantly to this increase in sales volume. Trust income is down slightly for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 due primarily to a decline in trust asset balances and market conditions. We sold one security in the second quarter of 2012 and one in the third quarter of 2012, resulting in gains of $59,000 and $14,000 respectively.  No securities were sold in the 2011 periods presented.  Income from ATM and debit card fees was up for the most recent quarter and the first nine months of 2012 compared to the same periods in 2011 due to increased volume of activity during 2012.  The increase in other income in the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 was primarily attributable to rental income on other real estate owned.  Rental income from these properties increased $28,000 and $265,000, respectively, for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011.

Index

Noninterest Expense: Noninterest expense decreased to $12.4 million for the three month period and decreased to $40.4 million for the nine month period ended September 30, 2012, respectively, from $15.6 million and $46.1 million, respectively, for the same periods in 2011. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Salaries and benefits	$5,621	$5,668	$17,065	$16,615
Occupancy of premises	948	961	2,860	2,961
Furniture and equipment	806	812	2,491	2,458
Legal and professional	160	187	551	779
Marketing and promotion	213	228	634	677
Data processing	269	314	988	952
FDIC assessment	504	842	1,692	2,660
ATM and debit card processing	316	337	912	918
Bond and D&O insurance	213	379	696	1,136
FHLB advance prepayment penalty	322	---	322	---
Administration and disposition of problem assets	1,724	4,485	7,973	12,660
Outside services	289	412	1,048	1,238
Other noninterest expense	1,003	1,001	3,148	3,005
Total noninterest expense	$12,388	$15,626	$40,380	$46,059

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased in the third quarter of 2012 by $47,000 from the third quarter of 2011. We had 364 full-time equivalent employees at September 30, 2012 compared to 396 at September 30, 2011. The decreased expense for the third quarter of 2012 was primarily attributable the decrease in full-time equivalent employees, partially offset by an increase in commissions paid for mortgage origination activity, which was more than two times greater in the third quarter of 2012 compared to the third quarter of 2011.   Also, in March 2012, our board authorized a cost of living increase for the first time in several years, which resulted in an increase in compensation expense beginning in the second quarter of 2012.  In addition, our medical insurance costs increased by $176,000 for the third quarter of 2012 compared to the third quarter of 2011.  For the first nine month periods, salaries and benefits increased by $450,000 from $16.6 million in 2011 to $17.1 million in 2012.  The increase for the first nine months of 2012 compared to the first nine months of 2011 is also due to the cost of living adjustments made in the second quarter of 2012, the increased mortgage commissions from higher loan origination volume and a $339,000 increase in medical insurance costs.

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

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Legal and professional – nonperforming assets	$209	$583	$917	$1,953
Repossessed and foreclosed property administration	809	1,358	2,820	3,550
Losses on repossessed and foreclosed properties	706	2,544	4,236	7,157
Total	$1,724	$4,485	$7,973	$12,660

Index

Costs associated with administration and disposition of problem assets remained elevated, but have decreased significantly in both the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011. For the three and nine month periods ended September 30, 2012, we recognized reductions from the same periods in 2011 in each category of these costs as we have had fewer properties moving into the problem asset category and as property values have begun to stabilize.  As there have been fewer properties moving into nonperforming asset status, we are incurring less legal and professional costs.  In addition, we are beginning to see stabilization in property values and thus fewer valuation writedowns. As our level of problem loans and other real estate owned continues to decrease, we believe we will continue to experience meaningful reductions in these costs.

FDIC assessments decreased by $338,000 to $504,000 for the third quarter of 2012 compared to $842,000 for the third quarter of 2011 as a result of our reduced level of deposits, changes to the assessment base implemented by the FDIC and due to a change in our assessment category resulting from the termination of our Consent Order effective March 2, 2012.  We estimate an annual FDIC assessment cost savings of $1.2 million related to the Consent Order termination.  Because the Consent Order was not terminated until March 2, 2012, we will not realize the full amount of estimated annual savings in 2012.   For the nine months ended September 30, 2012, our FDIC assessments were $1.7 million, compared to $2.7 million for the same period in 2011.

We realized a reduction in our bond and D&O insurance costs in the three and nine month periods ended September 30, 2012 compared to the same periods of 2011 as a result of our improving financial condition and the decreased risk perceived by our insurance carriers.  We paid off $20 million in FHLB advances in the third quarter of 2012 using proceeds from an early payoff of a $15 million commercial loan.  This early payoff of the FHLB advance resulted in a prepayment penalty of $322,000.

Federal Income Tax Expense/Benefit: We recorded federal income tax expense for the three and nine month periods ended September 30, 2012.  As a result of projecting positive taxable income for the year ended December 31, 2012, we determined that we would be subject to Alternative Minimum Tax (AMT), which limits the amount of NOL carryforward that we can apply to our 2012 taxes.  This created a deferred tax asset at September 30, 2012.  We have expensed $275,000 related to AMT for the three and nine month periods ended September 30, 2012 to increase the valuation allowance to cover the AMT deferred tax asset.  We recorded no federal income tax expense for the three and nine month periods ended September 30, 2011. Since June 30, 2009, we have concluded that a full valuation allowance must be maintained for all of our net deferred tax assets based primarily on our net operating losses in 2008, 2009 and the first quarter of 2010 and the continued challenging environment confronting banks that could negatively impact future operating results.  As required under accounting standards, each quarter we evaluate positive and negative evidence in determining whether to maintain the valuation allowance.  Over the past several quarters, the positive evidence has been increasing, while the negative evidence has been decreasing.  However, at September 30, 2012, we remained subject to the Written Agreement and are in a cumulative loss position for the most recent three year period.  As such, we have maintained a valuation allowance of $19.6 million on our deferred tax assets at September 30, 2012.  If the valuation allowance had been reversed at September 30, 2012, net income and shareholders’ equity would have increased by $19.6 million while earnings per share and book value per share would have increased by $0.72 per share.  There would have been no impact on cash flows.

Index

FINANCIAL CONDITION

Summary: Due to the continuing soft economic conditions and having been under the Consent Order through March of 2012, in recent periods we had been focused on reducing our loan portfolio, including reducing exposure in higher loan concentration types, to improve our financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   With the successful capital raise in the second quarter of 2011, our improving financial condition and the termination of the Consent Order, we are beginning to focus on high quality, measured growth in our investment and loan portfolios.

Total assets were $1.52 billion at September 30, 2012, an increase of $9.5 million from $1.51 billion at December 31, 2011. This change reflected an increase of $61.4 million in securities available for sale, partially offset by a decline of $51.8 million in our loan portfolio. Total deposits increased $29.5 million and other borrowed funds were paid down by $56.8 million during the first nine months of 2012.

Federal Funds Sold and Other Short Term Investments: Federal funds sold and other short-term investments decreased $218,000 from $212.1 million at December 31, 2011 to $211.9 million at September 30, 2012.  We expect these balances to continue to decrease in the fourth quarter of 2012 as we focus on loan growth and continue to rebuild our investment portfolio.

Securities Available for Sale: Securities available for sale were $116.1 million at September 30, 2012 compared to $54.7 million at December 31, 2011. We began rebuilding our investment portfolio during the second quarter of 2011. The balance at September 30, 2012 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio to continue our diversification of asset quality throughout the remainder of 2012.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $51.8 million to $1.02 billion at September 30, 2012 compared to $1.07 billion at December 31, 2011. During the first nine months of 2012, our commercial and consumer loan portfolios (excluding residential mortgages) decreased by $61.1 million and $10.5 million, respectively, while our residential mortgage portfolio increased by $19.8 million as a result of our initiative to increase this portfolio segment to further diversify our credit risk.

We also had a significant increase in the volume of residential mortgage loans originated for sale in the first nine months of 2012 compared to the same period in 2011.  Residential mortgage loans originated for sale nearly doubled to $100.9 million in the first nine months of 2012 compared to $59.3 million for the same period in 2011.  This increase was primarily due to market conditions and our focus on increasing our residential mortgage lending volume.

The decline in the commercial loan portfolio balances in recent quarters reflected the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets.  We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality.  As discussed earlier, we believe our loan portfolio has stabilized and we expect to begin measured high quality loan portfolio growth in future periods.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 72% of the total loan portfolio at September 30, 2012 and 74% at December 31, 2011.  Residential mortgage and consumer loans comprised approximately 28% and 26% of total loans at September 30, 2012 and December 31, 2011, respectively.

Index

A further breakdown of the composition of the commercial loan portfolio is shown in the table below (in thousands):

	September 30, 2012	Percent of Total Loans	December 31, 2011	Percent of Total Loans
Commercial real estate:(1)
Residential developed	$29,004	2.8%	$33,829	3.2%
Unsecured to residential developers	680	0.1	5,937	0.5
Vacant and unimproved	56,901	5.6	66,046	6.2
Commercial development	5,372	0.5	4,586	0.4
Residential improved	77,112	7.6	82,337	7.7
Commercial improved	264,041	25.9	304,070	28.4
Manufacturing and industrial	82,317	8.1	71,462	6.7
Total commercial real estate loans	515,427	50.6	568,267	53.1
Commercial and industrial	218,839	21.5	227,051	21.2
Total commercial loans	$734,266	72.1%	$795,318	74.3%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate accounted for approximately 51% of the total loan portfolio at September 30, 2012 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use.  Development loans are secured by properties that are in the process of development or fully developed.  Vacant land loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $52.8 million since December 31, 2011 as we continued to focus on reducing our real estate loan concentrations and balances.  Commercial loans secured by residential real estate, the portfolio that had created the majority of stress within our loan portfolio, declined $15.3 million.  The balance of loans secured by nonresidential real estate declined $37.5 million since December 31, 2011.

The following table shows our loan origination activity for portfolio loans during the first nine months of 2012, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Originations Nine Months Ended September 30, 2012	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$4,081	1.2%	$510
Unsecured to residential developers	---	---	---
Vacant and unimproved	5,526	1.6	307
Commercial development	---	---	---
Residential improved	32,744	9.8	205
Commercial improved	29,512	8.8	461
Manufacturing and industrial	24,154	7.2	604
Total commercial real estate	96,017	28.6	331
Commercial and industrial	173,943	51.8	34
Total commercial	269,960	80.4	50
Consumer:
Residential mortgage	48,789	14.5	160
Unsecured	230	0.1	13
Home equity	14,381	4.3	66
Other secured	2,550	0.7	12
Total consumer	65,950	19.6	87
Total portfolio loan originations	$335,910	100.0%	55

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2012, nonperforming assets totaled $75.1 million compared to $95.4 million at December 31, 2011. Significant progress has been made to accelerate workout strategies with problem assets, leading to several properties moving to other real estate owned.  Additions to other real estate owned in the first nine months of 2012 were $9.0 million compared to $32.0 million of additions in the first nine months of 2011.  Based on the loans currently in their redemption period, we expect significantly reduced levels of loans moving into other real estate owned in the fourth quarter of 2012 compared to the fourth quarter of 2011.  Proceeds from sales of foreclosed properties were $13.4 million in the first nine months of 2012 resulting in a net gain of $11,000.  The volume of sales in the same period of 2011 generated proceeds of $16.4 million and a net gain of $1.2 million.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing.  As of September 30, 2012, nonperforming loans totaled $17.4 million, or 1.7% of total portfolio loans, compared to $28.9 million, or 2.70% of total portfolio loans, at December 31, 2011.

Loans for development or sale of 1-4 family residential properties comprised a large portion of nonperforming loans.  They were approximately $5.2 million, or 30.0% of total nonperforming loans, at September 30, 2012 compared to $8.5 million, or 29.4% of total nonperforming loans, at December 31, 2011.  The remaining balance of nonperforming loans at September 30, 2012 consisted of $3.7 million of commercial real estate loans secured by various types of non-residential real estate, $6.6 million of commercial and industrial loans, and $1.9 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans.  Foreclosed assets totaled $57.8 million at September 30, 2012 compared to $66.4 million at December 31, 2011.  Of this balance, there were 123 commercial real estate properties totaling approximately $53.0 million.  The remaining balance was comprised of 60 residential properties totaling approximately $4.8 million. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated for impairment after transfer using a lower of cost or market approach.  Updated property valuations are obtained at least annually on all foreclosed assets to ensure proper carrying values are maintained.

At September 30, 2012, our foreclosed asset portfolio had a weighted average age held in portfolio of 1.9 years.  Below is a breakout of our foreclosed asset portfolio at September 30, 2012 by property type and the percentages by which the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property type	Carrying Value at September 30, 2012	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$3,637	6.4%	46.0%
Residential Lot	1,145	33.2%	61.1%
Multi-Family	448	8.7%	37.3%
Vacant Land	7,516	30.9%	50.2%
Residential Development	17,860	32.0%	68.7%
Commercial Office	5,122	27.3%	55.7%
Commercial Industrial	1,244	5.9%	26.6%
Commercial Improved	20,806	15.4%	29.5%
	$57,778	23.2%	55.6%

Index

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2012	December 31, 2011
Nonaccrual loans	$16,567	$26,876
Loans 90 days past due and still accruing	795	2,070
Total nonperforming loans (NPLs)	17,362	28,946
Foreclosed assets	57,778	66,438
Repossessed assets	4	---
Total nonperforming assets (NPAs)	75,144	95,384
Accruing restructured loans (ARLs) (1)	63,209	55,679
Total NPAs and ARLs	$138,353	$151,063

NPLs to total loans	1.70%	2.70%
NPAs to total assets	4.95%	6.33%

(1)
Comprised of approximately $48.0 million and $40.9 million of commercial loans and $15.2 million and $14.8 million of consumer loans whose terms have been restructured at September 30, 2012 and December 31, 2011, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at September 30, 2012 was $26.3 million, a decrease of $5.4 million, compared to $31.6 million at December 31, 2011.  The balance of the allowance for loan losses represented 2.58% of total portfolio loans compared to 2.95% of total portfolio loans at December 31, 2011.  While this ratio decreased, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 109.31% at December 31, 2011 to 151.31% at September 30, 2012.

The continued reduction in net charge-offs over the past several quarters had a significant effect on the historical loss component of our allowance for loan losses computation, as did the improvements in our credit quality metrics.  The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended September 30, 2012	Quarter Ended June 30, 2012	Quarter Ended March 31, 2011	Quarter Ended December 31, 2011	Quarter Ended September 30, 2011

Commercial loans	$734.3	$753.6	$773.1	$795.3	$819.6
Nonperforming loans	17.4	18.9	23.5	28.9	35.0
Other real estate owned and repo assets	57.8	62.0	66.2	66.4	66.5
Total nonperforming assets	75.1	80.9	89.7	95.4	101.5
Net charge-offs (recoveries)	(.3)	0.5	(1.4)	3.2	1.4
Total delinquencies	5.7	6.9	8.9	13.1	20.7

Nonperforming loans have continually declined since the first quarter of 2010 to $17.4 million at September 30, 2012, which was our lowest level of nonperforming loans since the second quarter of 2007.  As discussed earlier, we had net recoveries of $341,000 for the third quarter of 2012, compared to the third quarter of 2011 when we incurred $1.4 million in net charge-offs.  Our total delinquencies have continued to decline, from $20.7 million at September 30, 2011 to just $5.7 million at September 30, 2012.

As discussed earlier, the sustained reduced level of quarterly net charge-offs has had a significant effect on our 18 month historical loss ratios, which are the base for our allowance for loan losses computation. The change in the 18 month historical loss ratios at September 30, 2012 reduced the historical loss allocations in our allowance computation by $779,000 million for the quarter ended September 30, 2012 and by $2.6 million for the nine months ended September 30, 2012.

These factors all provide for a reduction in our provision for loan losses.  The provision for loan losses was unchanged at a negative $1.25 million for the three month periods ended September 30, 2012 and 2011.  For the first nine month periods, the provision for loan losses decreased $1.9 million from a negative $4.7 million in 2011 to a negative $6.6 million in 2012.  Net recoveries were $341,000 for the three months ended September 30, 2012 compared to net charge-offs of $1.4 million for the same period in 2011. For the first nine months of 2012, we had net recoveries of $1.2 million compared to net charge-offs of $7.9 million for the same period in 2011.  The ratio of net recoveries to average loans was 0.13% on an annualized basis for the third quarter of 2012, compared to net charge-offs to average loans of 1.19% for the fourth quarter of 2011 and 0.51% for the third quarter of 2011.

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

Overall, impaired loans decreased to $80.6 million at September 30, 2012, from $84.6 million at December 31, 2011.  The specific allowance for impaired loans decreased $747,000 to $8.9 million, or 11.0% of total impaired loans, at September 30, 2012 compared to $9.6 million, or 11.3% of total impaired loans, at December 31, 2011.  The decrease in impaired loans was primarily attributable to loans migrating to other real estate owned, loan payoffs and upgrades more than offsetting loans moving into an impaired status.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  The 18 month period ended September 30, 2012 reflected a sizeable decrease in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods. Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general allowance allocated to commercial loans decreased to $14.9 million at September 30, 2012 compared to $18.9 million at December 31, 2011.  This resulted in a general reserve percentage allocated at September 30, 2012 of 2.20% of commercial loans, a decrease from 2.61% at December 31, 2011.  The qualitative component of our general allowance allocated to commercial loans decreased from $14.3 million at December 31, 2011 to $13.0 million at September 30, 2012.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.5 million at September 30, 2012 compared to $3.1 million at December 31, 2011. The decrease was related to significant improvements in delinquencies in both residential mortgage and consumer loan portfolios.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Index

Deposits and Other Borrowings: Total deposits increased $29.5 million to $1.24 billion at September 30, 2012 compared to $1.22 billion at December 31, 2011.  During the first nine months of 2012, we had increases in lower cost product types including a $23.9 million increase in noninterest checking, a $36.7 million increase in interest bearing checking, and a $51.8 million increase in savings and money market deposits.  Partially offsetting this was a $82.9 million decrease in certificates of deposit which is our most rate sensitive category of deposits.  Much of this decline in certificates of deposit was intentional and encouraged through our rate setting process in response to our high on-balance sheet liquidity.

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

Other borrowed funds, consisting of Federal Home Loan Bank advances, decreased $56.8 million during the first nine months of 2012 as a result of scheduled maturities and an early payoff of $20 million in advances in the third quarter of 2012.  As discussed previously, we incurred a prepayment penalty of $322,000 which is included in other noninterest expense for the quarter ended September 30, 2012

Accrued expenses and other liabilities:  Accrued expenses and other liabilities increased $21.8 million to $28.2 million at September 30, 2012 compared to $6.5 million at December 31, 2011.  The primary reason for the increase was a liability of $20.3 million created to account for the commitment to prepay FHLB advances discussed above at September 30, 2012 that settled in early October 2012.

CAPITAL RESOURCES

Total shareholders' equity of $109.4 million at September 30, 2012 increased $15.0 million from $94.4 million at December 31, 2011. The increase was primarily from net income of $14.3 million earned in the first nine months of 2012.

Our regulatory capital ratios improved again in the third quarter of 2012 and the Bank was categorized as “well capitalized” at September 30, 2012 under applicable regulatory guidelines. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	Sept 30, 2012	June 30, 2012	March 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011	March 31, 2011

Total capital to risk weighted assets	14.9%	14.2%	13.7%	13.2%	12.9%	12.7%	10.3%

Tier 1 capital to average assets	9.5%	9.0%	8.8%	8.3%	8.1%	8.1%	5.8%

Approximately $36.2 million of the $40.0 million of trust preferred securities outstanding at September 30, 2012 qualified as Tier 1 capital. The remaining $3.8 million qualified as Tier II capital, a component of total risk-based capital. The ratios have increased each quarter since March 31, 2010 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.

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

The Bank made significant progress during 2010 and 2011 to intentionally reduce its reliance on non-core funding sources, including brokered deposits, and remains focused on maintaining a non-core funding dependency ratio below its peer group average. During 2010, we reduced our brokered deposits by $158.4 million and other borrowed funds by $92.7 million. During 2011, we paid off $48.2 million in brokered deposits and had no such deposits outstanding at December 31, 2011 or at September 30, 2012.  Since December 31, 2008, we reduced our brokered deposits by $337.8 million. We also reduced other borrowed funds by $36.7 million in 2011 and an additional $56.8 million in the first nine months of 2012.

The Bank also held $211.9 million of short-term investments and had available borrowing capacity from correspondent banks of approximately $179.1 million as of September 30, 2012 to provide additional liquidity as needed.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above. Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare to the Company in any calendar year. Under Michigan law, the Bank is restricted from paying dividends to the Company until its deficit retained earnings has been restored. At September 30, 2012, the retained deficit of the Bank was approximately $15.8 million, down from its peak of $41.8 million at March 31, 2010. Throughout 2009, 2010, 2011 and the first nine months of 2012, the Company has not received dividends from the Bank and we have not paid any dividends to our common shareholders. Under the MOU and the Written Agreement, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010, 2011 and the first nine months of 2012 until further action is taken by the Board of Directors. During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010, 2011 and the first nine months of 2012, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

In June 2011, the Company closed its shareholder rights and public offerings and conversion of our 2% Subordinated Note due 2018, resulting in the issuance of 9,404,202 shares of common stock and net proceeds of $20.3 million.  The Company contributed $10.0 million of the proceeds to the Bank in 2011 and retained the remaining $10.3 million at the holding company level. The Company’s cash balance at September 30, 2012 was $10.0 million.  The Company believes it has sufficient liquidity to meet its cash flow requirements for the remainder of 2012.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. At September 30, 2012, we had gross deferred tax assets of $22.9 million, gross deferred tax liabilities of $3.4 million and a valuation allowance of $19.6 million for the entire amount of net deferred tax assets. Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Based upon a number of factors, including our net operating losses in previous years and the challenging environment currently confronting banks that could negatively impact future operating results, we concluded that we needed to continue to maintain a valuation allowance as of September 30, 2012 for our net deferred tax assets. Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset as well as the valuation allowance that we established.

Index

Item 4:	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2012, the end of the period covered by this report.

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

Dated: October 25, 2012