Form 10-K
period 2012-12-31
MACATAWA BANK CORP
filed 2013-02-21
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number 000-25927

MACATAWA BANK CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-3391345
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10753 Macatawa Drive, Holland, Michigan  49424
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 820-1444
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2012, was $85,507,285 based on the closing sale price of $3.41 as reported on the Nasdaq Stock Market.  There were 27,203,825 outstanding shares of the Company's common stock as of February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2013 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting", “initiative” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in credit quality metrics, future capital levels, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets and losses and costs associated with administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future trust service income levels, future FDIC assessment levels, future net interest margin levels, building our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, obtain continuing regulatory approval to make interest payments on our subordinated notes, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

Overview

Macatawa Bank Corporation is a Michigan corporation and a registered bank holding company. The Company was incorporated in 1997.  Our business is concentrated in a single industry segment - commercial banking. Through our wholly-owned subsidiary, Macatawa Bank, we offer a full range of commercial and personal banking services, including checking, savings and certificates of deposit accounts, cash management, safe deposit boxes, trust services and commercial, mortgage and consumer loans through our twenty-six branch offices and a lending and operation service facility in Ottawa County, Kent County and northern Allegan County, Michigan. Other services we offer include ATMs, internet banking, telephone banking and debit cards. The Bank provides various brokerage services, including discount brokerage through Infinex, personal financial planning and consultation regarding mutual funds.

At December 31, 2012, we had total assets of $1.56 billion, total loans of $1.05 billion, total deposits of $1.29 billion and shareholders’ equity of $130.5 million.  We recognized net income of $35.5 million in 2012, a substantial improvement over the prior two years, and we experienced our eleventh consecutive quarter of net income to end 2012. Positively impacting our net income for 2012 was a $18.9 million reversal of our deferred tax asset valuation allowance as we determined it to be more likely than not that we will be able to utilize our deferred tax asset against future taxable income.  During 2012, 2011 and 2010, our interest income accounted for approximately 79%, 80% and 81%, respectively, of our operating revenues and our non-interest income accounted for approximately 21%, 20% and 19%, respectively, of our operating revenues. For additional information about our financial condition and results of operations, see our consolidated financial statements and related notes included in this report.

In response to our losses during 2008, 2009 and the first quarter of 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.  In addition, the Board of Directors added experienced members to provide further oversight and guidance.  These and other efforts were reflected in our results of operations for the past two years with lower levels of charge-offs and provisions for loan losses, reductions in operating expenses and reductions in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million and contributed $10.0 million of the proceeds from the stock offering to the Bank, retaining the remaining $10.3 million at the holding company.  As of December 31, 2012, the Company’s and the Bank’s risk-based regulatory capital ratios were the highest they have ever been.  The Bank was categorized as “well capitalized” at December 31, 2012.

On February 22, 2010, Macatawa Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”), the primary banking regulators of the Bank. The Company also entered into a Written Agreement with the Federal Reserve Bank of Chicago (“FRB”) with an effective date of July 23, 2010.   Upon completion of the Bank’s 2011 joint examination, the FDIC and OFIR terminated the Bank’s Consent Order effective March 2, 2012.  In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a Memorandum of Understanding (“MOU”).

On October 26, 2012, the FRB terminated the Written Agreement.  In connection with the termination of the Written Agreement, the Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company debt (including the issuance of trust preferred securities), or redeeming any capital stock.

For more information about the Consent Order, Written Agreement and MOU, see “Regulatory Developments” and our consolidated financial statements and related notes included in this report.

Also within the past three years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010

Nonperforming loans	$16,003	$28,946	$75,361
Other repossessed assets	6	---	50
Other real estate owned	51,582	66,438	57,984
Total nonperforming assets	$67,591	$95,384	$133,395

Total loan delinquencies 30 days or greater past due	$7,887	$13,138	$55,748

Earnings in recent years have been severely impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $10.0 million and $15.6 million for the years ended December 31, 2012 and 2011, respectively.  During 2012, we added $9.2 million in other real estate and sold $18.7 million, allowing for a meaningful reduction in our year-end balance.  We expect a significant reduction in the amount of new additions to other real estate in 2013 and continued sales volume, which should allow for reductions in carrying costs in 2013.

Our earnings in 2012 and 2011 were favorably impacted by a negative provision for loan losses of $7.1 million and $4.7 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", this was primarily a result of a large recovery taken in the first quarter of 2012 and also impacted by the decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2013.

The following table reflects the provision for loan losses for the past three years along with certain metrics that impact the determination of the level of the provision for loan losses.

(dollars in thousands)	For The Year Ended December 31
	2012	2011	2010
Provision for loan losses	$(7,100)	$(4,700)	$22,460
Net charge-offs	802	11,085	29,657
Net charge-offs to average loans	0.08%	0.99%	2.18%
Nonperforming loans to total loans	1.52%	2.70%	6.19%
Loans transferred to ORE to average loans	0.88%	3.42%	3.32%
Performing troubled debt restructurings (“TDRs”) to average loans	6.24%	5.15%	1.91%

The State of Michigan entered into a recession earlier than the rest of the country and experienced heavy job loss as a result of the concentration the state has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results has been profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during 2011 and 2012.  The state’s unemployment rate at the end of 2012 was 8.9%, no longer the highest in the country and down dramatically from 15.2% in June 2009.  The Holland area unemployment was 5.5%, and the Grand Rapids area unemployment was 5.6% at the end of 2012.  Residential housing values and commercial real estate property values decreased significantly over the past few years, but have shown recent signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area is beginning to show signs of stabilization.  In the Grand Rapids market during 2012, there were 28% more single family home starts than in 2011. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 42% more single family home starts in 2012 than in 2011.  Also, these markets are now seeing activity in duplex, condominium and apartment starts after years of virtually no activity.

Over the past two years, we have reduced our balance of loans outstanding, diversified our commercial loan portfolio, reduced concentrations to residential real estate developers and increased our consumer loan portfolio and residential mortgage activity as a percentage of overall production.  This has included adding experienced residential mortgage lenders and pulling back on commercial loan production in some cases.  Our loans to residential developers have decreased from $66.3 million at December 31, 2011 to $48.9 million at December 31, 2012.  In addition, overall commercial real estate loans have decreased from $795.3 million at December 31, 2011 to $762.7 million at December 31, 2012. Consumer loans have increased in 2012, totaling $289.7 million at December 31, 2012, compared to $275.7 million at December 31, 2011.  With our improved financial condition and successful capital raise in 2011, our focus has shifted from shrinkage in our loan portfolio to stabilizing our loan balances and growing certain portfolios in 2013.

We have no material foreign loans, assets or activities. No material part of our business is dependent on a single customer or very few customers.  Our loan portfolio is not concentrated in any one industry.

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

Regulatory Developments

Termination of Consent Order with Macatawa Bank and its Regulators

On February 22, 2010, the Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank. The Bank agreed to the terms of the negotiated Consent Order without admitting or denying any charges of unsafe or unsound banking practices.  The Consent Order imposed no fines or penalties on the Bank.  As a result of the improvement in our financial condition and results of operations, our implementation of additional corporate governance practices and disciplined business and banking principles, and our compliance with the Consent Order, upon completion of the Bank’s 2011 joint examination by the FDIC and OFIR, the FDIC and OFIR terminated the Consent Order effective March 2, 2012.

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a MOU, which maintains many of the controls and procedures put in place by the Bank in response to the Consent Order, including: maintenance of a Tier 1 Leverage Capital Ratio of at least 8%, formulating and submitting a written plan of action on each asset classified as Substandard in the Report of Examination (“ROE”), charge-off of all assets classified as “Loss” in the ROE, submission of a written Profit Plan, Board review of the adequacy of the allowance for loan and lease losses each quarter and the receipt of prior written consent of the FDIC and OFIR before the Bank declares or pays any dividends.  We believe the  Bank was in compliance, in all material respects, with each of these requirements as of the date of this report.

Termination of Written Agreement with Macatawa Bank Corporation and its Regulator

The Company formally entered into a Written Agreement with the FRB.  The Written Agreement became effective on July 29, 2010.  Effective October 26, 2012, the FRB terminated the Written Agreement due to the improvement in the Company.  In connection with the termination of the Written Agreement, the Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company debt (including the issuance of trust preferred securities), or redeeming any capital stock.

Products and Services

Loan Portfolio

We have historically offered a broad range of loan products to business customers, including commercial and industrial and commercial real estate loans, and to retail customers, including residential mortgage and consumer loans.  Given current soft economic conditions, new commercial loan origination activity has been significantly lower than it was when economic conditions were stronger.  However, select, well-managed loan renewal activity is taking place.  Following is a discussion of our various types of lending activities.

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

Commercial and industrial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and economic conditions.  Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

This portfolio was particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building.  Declining real estate values resulted in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers.  We curtailed this type of lending beginning in 2008.  During the past several years, we made a significant effort to reduce exposure to residential land development and other construction and development loans.

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

During 2010, we sold the majority of our loan originations in the secondary market to support our goal of shrinking the loan portfolio and preserving capital.  We retained loans representing only approximately 10% of the dollar volume originated.  Relationships were established with new investors in 2010 and 2011, allowing us to continue our historical practice of originating and selling most of our fixed rate mortgage loan volume.  During 2011 and 2012, in an effort to further diversify our loan concentrations, we increased our targeted retention of residential mortgage loans, resulting in a $25.7 million increase in balances held in portfolio at December 31, 2012 compared to December 31, 2011.  For 2012, we retained loans representing 34.6% of the total dollar volume originated.

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

(Dollars in thousands)	December 31
	2012		2011		2010		2009		2008
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Real estate - construction (1)	$89,631	8%	$90,191	8%	$133,228	11%	$162,615	11%	$237,108	13%
Real estate - mortgage	408,338	40%	478,076	45%	535,961	44%	640,437	42%	690,525	39%
Commercial and industrial	264,690	25%	227,051	21%	264,679	22%	369,523	24%	451,826	26%
Total Commercial	762,659	73%	795,318	74%	933,868	77%	1,172,575	77%	1,379,459	78%

Residential mortgage	182,625	17%	156,891	15%	135,227	11%	163,074	11%	203,954	11%
Consumer	107,064	10%	118,766	11%	148,101	12%	175,167	12%	190,650	11%

Total loans	$1,052,348	100%	$1,070,975	100%	$1,217,196	100%	$1,510,816	100%	$1,774,063	100%
Less:
Allowance for loan losses	(23,739)		(31,641)		(47,426)		(54,623)		(38,262)

Total loans receivable, net	$1,028,609		$1,039,334		$1,169,770		$1,456,193		$1,735,801

(1)	Consists of construction and development loans.

At December 31, 2012, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2012 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total

Real estate - construction (1)	$53,188	$17,001	$7,128	$77,317
Real estate – mortgage	132,847	232,672	55,133	420,652
Commercial and industrial	134,529	116,037	14,124	264,690
Total Commercial	320,564	365,710	76,385	762,659

Residential mortgage	7,857	385	174,383	182,625
Consumer	12,042	39,313	55,709	107,064

Total Loans	$340,463	$405,408	$306,477	$1,052,348

	Maturing or Repricing
Loans above:
With predetermined interest rates	$110,304	$233,976	$128,945	$473,225
With floating or adjustable rates	515,853	21,315	26,570	563,738

Total (excluding nonaccrual loans)	$626,157	$255,291	$155,515	$1,036,963
Nonaccrual loans				15,385

Total Loans				$1,052,348

(1)	Consists of construction and development loans.

Nonperforming Assets

The following table shows the composition and amount of our nonperforming assets.

	December 31
(Dollars in thousands)	2012	2011	2010	2009	2008

Nonaccrual loans	$15,385	$26,876	$74,761	$95,725	$89,049
Loans 90 days or more delinquent and still accruing	618	2,070	600	8,160	3,200
Total nonperforming loans (NPLs)	16,003	28,946	75,361	103,885	92,249

Foreclosed assets	51,582	66,438	57,984	37,184	19,516
Repossessed assets	6	---	50	124	306

Total nonperforming assets (NPAs)	67,591	95,384	133,395	141,193	112,071
Accruing troubled debt restructurings (TDRs) (1)	65,024	55,679	25,395	18,000	---
Total NPAs and accruing TDRs	$132,615	$151,063	$158,790	$159,193	$112,071

NPLs to total loans	1.52%	2.70%	6.19%	6.88%	5.20%
NPAs to total assets	4.33%	6.33%	8.45%	7.71%	5.21%

(1)
Comprised of approximately $51.8 million and $40.9 million of commercial loans and $13.2 million and $14.8 million of residential mortgage loans at December 31, 2012 and 2011, respectively, whose terms have been restructured.  Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Interest income totaling $4.0 million was recorded in 2012 on loans that were on a non-accrual status or classified as restructured as of December 31, 2012.  Additional interest income of $959,000 would have been recorded during 2012 on these loans had they been current in accordance with their original terms.  More information about the elevated levels of nonperforming loan balances in 2012 and 2011 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2012 that were classified as substandard or worse per our internal risk rating system not included in the nonperforming assets table above that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."  At December 31, 2012, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

The following is a summary of our loan balances at the end of each period and the daily average balances of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

	December 31
(Dollars in thousands)	2012	2011	2010	2009	2008
Loans:
Average daily balance of loans for the year	$1,041,833	$1,120,857	$1,360,548	$1,637,143	$1,762,102
Amount of loans outstanding at end of period	1,052,348	1,070,975	1,217,196	1,510,816	1,774,063

Allowance for loan losses:
Balance at beginning of year	$31,641	$47,426	$54,623	$38,262	$33,422
Addition/(Reduction) to allowance charged to operations	(7,100)	(4,700)	22,460	74,340	37,435
Loans charged-off:
Real estate – construction (1)	(1,455)	(3,014)	(9,768)	(29,237)	(15,754)
Real estate – mortgage	(1,751)	(7,967)	(11,499)	(17,952)	(11,005)
Commercial and industrial	(1,245)	(2,935)	(7,400)	(10,632)	(5,651)
Total Commercial	(4,451)	(13,916)	(28,667)	(57,821)	(32,410)

Residential mortgage	(2,257)	(1,559)	(1,364)	(613)	(223)
Consumer	(788)	(976)	(1,806)	(1,508)	(684)
Total charge-offs	(7,496)	(16,451)	(31,837)	(59,942)	(33,317)
Recoveries:
Real estate - construction (1)	5,521	2,541	613	142	310
Real estate - mortgage	319	802	663	157	8
Commercial and industrial	547	1,727	694	1,608	348
Total Commercial	6,387	5,070	1,970	1,907	666

Residential mortgage	142	39	115	13	28
Consumer	165	257	95	43	28
Total recoveries	6,694	5,366	2,180	1,963	722

Net charge-offs	(802)	(11,085)	(29,657)	(57,979)	(32,595)

Balance at end of year	$23,739	$31,641	$47,426	$54,623	$38,262

Ratios:
Net charge-offs to average loans outstanding	.08%	.99%	2.18%	3.54%	1.85%
Allowance for loan losses to loans outstanding at year end	2.26%	2.95%	3.90%	3.62%	2.16%
Allowance for loan losses to nonperforming loans at year end	148.34%	109.31%	62.93%	52.58%	41.48%

(1)	Consists of construction and development loans.

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

(Dollars in thousands)	December 31
	2012		2011		2010		2009		2008
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$19,952	73%	$26,820	74%	$42,011	77%	$51,856	77%	$35,427	78%
Residential mortgage	2,544	17%	3,093	15%	2,155	11%	1,263	11%	982	11%
Consumer	1,243	10%	1,728	11%	3,260	12%	1,504	12%	1,853	11%

Total	$23,739	100%	$31,641	100%	$47,426	100%	$54,623	100%	$38,262	100%

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

Before November of 2008, we purchased brokered deposits to supplement funding needs from time to time. These are time accounts originated outside of our local market area. The Bank has not accepted or renewed brokered deposits since November of 2008.  There were no brokered deposits remaining at December 31, 2012 or 2011.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid (dollars in thousands).

	2012		2011		2010
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Noninterest bearing demand	$323,368	---	$296,926	---	$238,974	---
Interest bearing demand	225,250	0.2%	185,591	0.2%	224,843	0.3%
Savings and money market accounts	420,553	0.5%	369,758	0.6%	315,640	0.6%
Time	254,796	1.3%	371,870	1.8%	534,429	2.8%

Total deposits	$1,223,967	0.5%	$1,224,145	0.7%	$1,313,886	1.3%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2012 (dollars in thousands)

Three months or less	$9,769
Over 3 months through 6 months	12,573
Over 6 months through 1 year	14,830
Over 1 year	32,055

Total	$69,227

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

The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	December 31
	2012	2011	2010
U.S. Treasury and federal agency securities	$42,564	$27,613	$8,109
U. S. Agency MBS and CMOs	23,761	3,886	---
Tax-exempt state and municipal bonds	25,093	4,708	83
Taxable state and municipal bonds	27,296	16,716	---
Corporate bonds	7,526	1,081	---
Other equity securities	1,557	1,042	1,011
Total	$127,797	$55,046	$9,203

At December 31, 2012, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2012, we had no investment in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2012.

(Dollars in thousands)	Due Within One Year			One to Five Years		Five to Ten Years		After Ten Years			No Contractual Maturity
	Amount		Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount		Weighted Average Yield	Amount		Weighted Average Yield
U.S. Treasury and federal agency securities	$	---	---	$22,553	1.22%	$20,011	1.32%	$	---	---	$	---	---
U.S. Agency MBS and CMOs		---	---	16	8.50%	---	---		23,745	1.92%		---	---
Tax-exempt state and municipal bonds (1)		4,000	1.00%	1,791	2.84%	7,987	3.94%		11,315	3.73%		---	---
Taxable state and municipal bonds		301	0.90%	17,617	2.80%	9,378	2.74%		---	---		---	---
Corporate bonds		---	---	7,526	1.42%	---	---		---	---		---	---
Other equity securities		---	---	---	---	---	---		---	---		1,557	3.22%

Total (1)		$4,301	.99%	$49,503	1.88%	$37,376	2.21%		$35,060	2.50%		$1,557	3.22%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We began offering trust services in January 1999 to further provide for the financial needs of our customers.  As of December 31, 2012, the Trust Department managed assets of approximately $547.9 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2012, personal trust assets under management totaled approximately $364.5 million.  Our retirement plan services provide all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2012, retirement plan assets under management totaled approximately $183.4 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in Western Michigan. This area includes two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan.  Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences, tourism, office and home furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies.  Grand Valley State University, a 24,000-student regional university with nearly 2,000 employees, has its three main campuses in our market area.  GVSU and several smaller colleges and university affiliates located in our market area help stabilize the local economy because they are not as sensitive to the fluctuations of the broader economy.  Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Wolverine World Wide, Johnson Controls, General Motors, Gerber, Magna, Spartan Stores and Meijer.

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

Employees

As of December 31, 2012, we had 365 full-time equivalent employees consisting of 315 full-time and 89 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

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

Recent Developments

Dodd-Frank Act:  The Dodd-Frank Act was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau ("CFPB"), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations.  The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing.  Those regulations become effective in January 2014.  In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act.  Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

Deposit Insurance:  The FDIC finalized changes to its deposit insurance assessment base effective April 1, 2011, which uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits.  Additional information about these changes may be found in this Item 1 below under the heading "Macatawa Bank – Deposit Insurance."

As a result of provisions of the Dodd-Frank Act, all funds in a "noninterest-bearing transaction account" were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors.  The temporary coverage for noninterest-bearing transaction accounts expired as scheduled on December 31, 2012.  Large depositors may look to reduce their exposure to individual institutions and spread their deposits among various institutions.  While we don’t believe the impact of the expiring deposit insurance will have a significant impact on the Bank or its customers, it is possible that large depositors could remove their uninsured balances from the Bank.  However, the Bank could also benefit from movement of large uninsured balances from other financial institutions to Macatawa.  The increase in maximum deposit insurance coverage to $250,000 was made permanent under the Dodd-Frank Act.

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

Macatawa Bank Corporation has suspended the payment of dividends on common and preferred stock and deferred interest payments on trust preferred securities.  Additional information regarding the suspension of dividends and deferral of interest payments may be found in Item 5 of this report, Item 7 of this report under the heading "Capital Resources" included in "Management’s Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.  Additional information about restrictions on the payment of dividends by the Bank may be found in this Item 1 under the heading “Regulatory Developments” and in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements and is here incorporated by reference.

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

The FDIC implemented changes to its deposit insurance assessment base effective April 1, 2011, which uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits.  Under this new calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that post significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate under these new guidelines to be 14 basis points in 2013.

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

As of December 31, 2012, the Bank was categorized as “well capitalized”. Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Risks related to the our Business

Earnings in 2011 and 2012 were supported, in part, by negative provisions for loan losses and non-recurring events, which will not necessarily be available in future years.

We were profitable in 2011 and 2012. Earnings in these years were supported, in part, by negative provisions for loan losses and non-recurring events.  We have recorded negative provisions for loan losses of $7.1 million and $4.7 million for the years ended December 31, 2012 and 2011, respectively. Earnings in 2012 were significantly impacted by the reversal of an $18.9 million valuation allowance on our deferred tax assets, the receipt of a large prepayment fee of $2.8 million, and large recoveries of previously charged-off loans.  We do not expect a similar level of negative provisions for loan losses in 2013, and non-recurring events with similar levels of positive impact on earnings are not likely to occur in 2013.

Our elevated level of nonperforming assets and other problem loans could continue to have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $67.6 million at December 31, 2012.  These elevated levels could continue to negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets. Until these elevated levels of problem assets are reduced, the Company could record operating losses that further materially deteriorate the Company's financial condition and reduce capital levels, further exposing the Company to additional risk factors discussed below.

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

Failure to comply with our Memorandum of Understanding could result in enforcement proceedings.

In connection with the termination of the Consent Order, the Bank has reached an understanding in the form of the MOU with its regulators.  Failure to comply with the terms of the MOU could result in enforcement orders or penalties from its regulators, under the terms of which the Bank could, among other things, become subject to restrictions on its ability to develop any new business and restrictions on its existing business, and it could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement order or action could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, operating expenses and capital expenditures. Liquidity of the Bank is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding sources. Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity.  An inability to retain the current level of deposits, including the loss of one or more of the Bank's larger deposit relationships, could have a material adverse effect on the Bank's liquidity.  Our access to funding sources in amounts adequate to finance activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of the business activity due to a market down turn or regulatory action that limits or eliminates access to alternate funding sources, including brokered deposits discussed above. Our ability to borrow could also be impaired by factors that are nonspecific to the Company, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole.

Our construction and development lending has exposed us to significant risks and has resulted in a disproportionate amount of the increase in our provision for loan losses in 2008 through 2010.

Construction and development loans consist of loans to commercial customers for the construction of their business facilities.  They also include construction loans to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments.  This portfolio has been particularly adversely affected by job losses, declines in real estate values, declines in home sale volumes, and declines in new home building. Declining real estate values have resulted in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers.  This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project.  Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans.  These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses if independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.  The Company curtailed this type of lending beginning in 2008. During 2009 through 2012, the Company also made a significant effort to reduce its exposure to residential land development and other construction and development loans.

Construction and development loans have contributed disproportionately to the increase in our provisions for loan losses in recent periods. As of December 31, 2012, we had approximately $48.9 million in loans to residential developers, or approximately 4.6% of our loan portfolio.  Approximately $28.9 million, or 49.8%, of our net charge-offs during 2009, approximately $9.2 million, or 31.0%, of our net charge-offs during 2010, approximately $473,000, or 4.3%, of our net charge-offs during 2011 and approximately $351,000, or 43.8% of our net charge-offs during 2012, were attributable to construction and development loans. Further deterioration in our construction and development loan portfolio could result in additional increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2012, we had approximately $498.0 million of commercial real estate loans outstanding, which represented approximately 47% of our loan portfolio.  As of that same date, we had approximately $182.6 million in residential real estate loans outstanding, or approximately 17% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to significant increases in our nonperforming loans, charge-offs, and decreases in our income.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $762.7 million at December 31, 2012, comprising approximately 73% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the ongoing correction in residential real estate prices and reduced levels of home sales.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $48.9 million, $66.3 million, $95.7 million, $153.3 million and $204.4 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. While activity has increased in 2012, the housing market in our market area continues to be soft, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have experienced financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

We may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios.  In response to the financial crisis, purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria.  As a result, while we have not yet been required to repurchase such loans, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

For the five-year period ended December 31, 2012, the Company has sold an aggregate of $650.6 million of residential mortgage loans on the secondary market.  As of December 31, 2012, the Company had two pending make whole requests with respect to loans having an aggregate of $152,000 in principal amount, and had not realized any loss, related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2012.

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

The global market crisis has triggered a series of cuts in interest rates.  During fiscal 2010, 2011 and 2012, the Federal Open Market Committee kept the target federal funds between 0% and 0.25% and we expect the low interest rate environment to continue in 2013.  The low interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

The Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (the "CFPB"), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations.  The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing.  Those regulations will become effective in January 2014.  In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act.  Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant, and could adversely impact the Company's results of operations, financial condition or liquidity.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

The banking industry is heavily regulated under both federal and state law.  These regulations are primarily intended to protect customers and the Deposit Insurance Fund, not our creditors or shareholders.  We are subject to extensive regulation by the Federal Reserve, the FDIC and OFIR, in addition to other regulatory and self-regulatory organizations.  Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels.  Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

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

We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are.  Most of our competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits than we do.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.  Competition for limited, high-quality lending opportunities and core deposits in an increasingly competitive marketplace may adversely affect our results of operations.

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

As part of its business, the Company collects, processes and retains sensitive and confidential client and customer information on behalf of the Company and other third parties. Despite the security measures the Company has in place for its facilities and systems, and the security measures of its third party service providers, the Company may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.

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

At December 31, 2012, our gross deferred tax asset was $21.7 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

Under the MOU, the Bank is restricted from paying any dividends to Macatawa Bank Corporation without the prior written consent of the Bank’s regulators.  While Macatawa Bank Corporation believes it had sufficient cash and cash equivalents as of the date of this report to meet its financial obligations as they come due during 2013, if the Bank is unable to pay dividends to Macatawa Bank Corporation and Macatawa Bank Corporation is unable to access additional funds through capital raising efforts or other funding sources, it could be unable to meet its financial obligations as they came due in future years.

Under the terms of the MOU, the Bank may not declare or pay any dividends to Macatawa Bank Corporation without the prior written approval of the FDIC and OFIR.  At December 31, 2012, Macatawa Bank Corporation held at the holding company level cash and cash equivalents of $9.8 million and Macatawa Bank Corporation believes this level of cash and cash equivalents will be sufficient to meet its financial obligations as they come due in 2013.

In December 2009, we exercised our right to defer interest payments on our trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.    Through December 31, 2012, we have deferred interest payments for thirteen quarters.  We continue to accrue interest during the deferral period and at December 31, 2012 total interest accrued for trust preferred securities was $4.7 million, compared to $3.1 million at December 31, 2011.  If we defer interest payments for the full 20 quarters, total interest accrued for the trust preferred securities will be approximately $7.8 million, payment of which would be due during the fourth quarter of 2014, and required quarterly interest payments on our trust preferred securities would resume thereafter, unless we again exercise our right to defer interest payments on our trust preferred securities.

If the Bank is unable to pay dividends to Macatawa Bank Corporation and Macatawa Bank Corporation is unable to access additional funds through capital raising efforts or other funding sources, it could be unable to meet its financial obligations as they came due in future years.

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

Stock price volatility may make it more difficult for a shareholder to resell our common stock when a shareholder wants to and at prices a shareholder finds attractive or at all.  Our stock price can fluctuate significantly in response to a variety of factors, regardless of operating results.  These factors include, among other things:

●	Variations in our anticipated or actual operating results or the results of our competitors;
●	Changes in investors' or analysts' perceptions of the risks and conditions of our business;
●	The size of the public float of our common stock;
●	Regulatory developments, including changes to regulatory capital levels, components of regulatory capital and how regulatory capital is calculated;
●	Interest rate changes or credit loss trends;
●	Trading volume in our common stock;
●	Market conditions; and
●	General economic conditions.

The Company may issue additional shares of its common stock in the future, which could dilute a shareholder's ownership of common stock.

The Company's articles of incorporation authorize its Board of Directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of Company common stock. The Company may offer additional shares of its common stock in exchange for its outstanding 11% Subordinated Notes due in 2017 and may seek to issue additional shares of common stock in exchange for some or all outstanding shares of its preferred stock.

As of December 31, 2012, subordinated notes (comprised of the 11% Subordinated Notes due in 2017) having an aggregate principal amount of $1,650,000 were outstanding.  The Company has no present plans to issue any additional shares of common stock in exchange for subordinated notes.

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

We have suspended payment of dividends on our common and preferred stock in order to preserve capital and we do not expect to resume payment of dividends in the near term.  Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient regulatory capital. The ability of the Bank to pay dividends to Macatawa Bank Corporation is limited by its obligation to maintain sufficient capital and by other general restrictions on dividends that are applicable to us.  Under Michigan law, the Bank may not pay dividends to the Company in excess of its retained earnings.  The Bank had retained earnings of approximately $3.6 million at December 31, 2012.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 21, 2013, were as follows:

Location of Facility	Use

10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
126 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton	Branch Office (Leased facility)
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office and Loan Center
15135 Whittaker Way, Grand Haven	Branch Office and Loan Center
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

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

Our common stock is quoted on the Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on the Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2012 and 2011 are set forth in the table below.

	2012		2011
Quarter	High	Low	High	Low

First Quarter	$3.50	$2.20	$4.91	$2.42
Second Quarter	$3.66	$3.09	$2.82	$2.24
Third Quarter	$3.47	$2.92	$3.15	$2.55
Fourth Quarter	$3.50	$2.80	$2.95	$2.06

On February 21, 2013, there were approximately 778 owners of record and approximately 6,330 beneficial owners of our common stock.

We did not declare dividends on our common stock in 2011 or 2012.  Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings “Regulatory Developments” and “Supervision and Regulation,” in Item 7 of this report under the under the heading "Capital Resources" included in "Management’s Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements, and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31
	2012		2011		2010		2009		2008
Financial Condition
Total assets		$1,560,718		$1,507,667		$1,578,261		$1,830,172	$2,149,372
Securities		127,797		55,046		9,203		129,504	186,516
Loans		1,052,348		1,070,975		1,217,196		1,510,816	1,774,063
Deposits		1,286,261		1,215,289		1,276,620		1,416,337	1,665,761
Long term debt		42,888		42,888		42,888		42,888	41,238
Other borrowed funds		91,822		148,603		185,336		278,023	284,790
Shareholders' equity		130,507		94,426		67,842		87,991	149,213

Share Information*
Basic earnings (loss) per common share		$1.31		$.26		$(1.01)		$(3.81)	$(2.33)
Diluted earnings (loss) per common share		1.31		.26		(1.01)		(3.81)	(2.33)
Book value per common share		3.59		2.26		1.96		3.10	6.91
Tangible book value per common share		3.59		2.26		1.94		3.07	6.88
Dividends per common share	$	---	$	---	$	---	$	---	$.26
Dividend payout ratio		---		---		---		---	(11.16)%
Average dilutive common shares outstanding		27,086,792		22,739,990		17,686,362		17,449,943	17,044,893
Common shares outstanding at end of period		27,203,825		27,082,823		17,679,621		17,698,108	17,161,515

Operations
Interest income		$57,276		$60,779		$76,003		$95,878	$116,075
Interest expense		9,814		14,480		25,436		43,085	57,944
Net interest income		47,462		46,299		50,567		52,793	58,131
Provision for loan losses		(7,100)		(4,700)		22,460		74,340	37,435
Net interest income (loss) after provision for loan losses		54,562		50,999		28,107		(21,547)	20,696
Total noninterest income		15,628		14,892		18,023		16,697	18,144
Total noninterest expense		53,283		60,062		62,681		67,391	86,067
Income (loss) before tax		16,907		5,829		(16,551)		(72,241)	(47,227)
Federal income tax (benefit)		(18,583)		---		1,303		(8,600)	(8,373)
Net income (loss)		35,490		5,829		(17,854)		(63,641)	(38,854)
Dividend declared on preferred shares		---		---		---		2,870	817
Net income (loss) available to common shares		$35,490		$5,829		$(17,854)		$(66,511)	$(39,671)

Performance Ratios
Return on average equity		34.39%		7.08%		(24.99)%		(50.60)%	(24.06)%
Return on average assets		2.37		.38		(1.08)		(3.16)	(1.82)
Yield on average interest-earning assets		4.21		4.32		4.93		5.10	5.86
Cost on average interest-bearing liabilities		0.92		1.26		1.88		2.56	3.23
Average net interest spread		3.29		3.06		3.05		2.54	2.63
Average net interest margin		3.49		3.29		3.28		2.82	2.94
Efficiency ratio		84.46		98.15		91.39		96.98	112.84

Capital Ratios
Period-end equity to assets		8.36%		6.26%		4.30%		4.81%	6.94%
Average equity to average assets		6.89		5.37		4.30		6.24	7.58
Total risk-based capital ratio (consolidated)		14.98		13.15		9.65		9.23	11.26

Credit Quality Ratios
Allowance for loan losses to total loans		2.26%		2.95%		3.90%		3.62%	2.16%
Nonperforming assets to total assets		4.33		6.33		8.45		7.71	5.21
Net charge-offs to average loans		.08		.99		2.18		3.54	1.85

*Retroactively adjusted to reflect the effect of all stock splits and dividends.

ITEM 7:	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

At December 31, 2012, we had total assets of $1.56 billion, total loans of $1.05 billion, total deposits of $1.29 billion and shareholders’ equity of $130.5 million.  We recognized net income of $35.5 million in 2012, a substantial improvement over the prior two years, and we experienced our eleventh consecutive quarter of net income to end 2012. Positively impacting our net income for 2012 was an $18.9 million reversal of our deferred tax asset valuation allowance as we determined it to be more likely than not that we will be able to utilize our deferred tax asset against future taxable income.  During 2012, 2011 and 2010, our interest income accounted for approximately 79%, 80% and 81%, respectively, of our operating revenues and our non-interest income accounted for approximately 21%, 20% and 19%, respectively, of our operating revenues. For additional information about our financial condition and results of operations, see our consolidated financial statements and related notes included in this report.

In response to our losses during 2008, 2009 and the first quarter of 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.  In addition, the Board of Directors added experienced members to provide further oversight and guidance.  These and other efforts were reflected in our results of operations for the past two years with lower levels of charge-offs and provision for loan losses, reductions in operating expenses and reduction in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million and contributed $10.0 million of the proceeds from the stock offering to the Bank, retaining the remaining $10.3 million at the holding company.  As of December 31, 2012, the Company’s and the Bank’s risk-based regulatory capital ratios were the highest they have ever been.  The Bank was categorized as “well capitalized” at December 31, 2012.

On February 22, 2010, Macatawa Bank entered into a Consent Order with the FDIC and OFIR, the primary banking regulators of the Bank. The Company also entered into a Written Agreement with the FRB with an effective date of July 23, 2010.   Upon completion of the Bank’s 2011 joint examination, the FDIC and OFIR terminated the Bank’s Consent Order effective March 2, 2012.  In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a MOU.  As of December 31, 2012, we believe that the Bank was in compliance in all material respects with all of the provisions of the MOU.

On October 26, 2012, the FRB terminated the Written Agreement.  In connection with the termination of the Written Agreement, the Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company level debt (including the issuance of trust preferred securities), or redeeming any capital stock.

For more information about the Consent Order, Written Agreement and MOU, see “Regulatory Developments” and our consolidated financial statements and related notes included in this report.

Also within the past three years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010

Nonperforming loans	$16,003	$28,946	$75,361
Other repossessed assets	6	---	50
Other real estate owned	51,582	66,438	57,984
Total nonperforming assets	$67,591	$95,384	$133,395

Total loan delinquencies 30 days or greater past due	$7,887	$13,138	$55,748
Earnings in recent years have been severely impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $10.0 million and $15.6 million for the years ended December 31, 2012 and 2011, respectively.  Going forward, as further reductions in nonperforming assets are accomplished, we expect the costs associated with these assets to continue to decline thereby allowing for improved earnings in future periods.

Our earnings in 2012 and 2011 were favorably impacted by negative provision for loan losses of $7.1 million and $4.7 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", this was primarily a result of a large recovery taken in the first quarter of 2012 and also impacted by a decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2013.

The following table reflects the provision for loan losses for the past three years along with certain metrics that impact the determination of the level of the provision for loan losses.

(dollars in thousands)	For The Year Ended December 31
	2012	2011	2010
Provision for loan losses	$(7,100)	$(4,700)	$22,460
Net charge-offs	802	11,085	29,657
Net charge-offs to average loans	0.08%	0.99%	2.18%
Nonperforming loans to total loans	1.52%	2.70%	6.19%
Loans transferred to ORE to average loans	0.88%	3.42%	3.32%
Performing troubled debt restructurings (“TDRs”) to average loans	6.24%	5.15%	1.91%

The State of Michigan entered into a recession earlier than the rest of the country and has experienced heavy job loss as a result of the concentration the state has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results has been profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during 2011 and 2012.  The state’s unemployment rate at the end of 2012 was 8.9%, no longer the highest in the country and down dramatically from 15.2% in June 2009.  The Holland area unemployment was 5.5%, and the Grand Rapids area unemployment was 5.6% at the end of 2012.  Residential housing values and commercial real estate property values decreased significantly over the past few years, but have shown recent signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area is beginning to show signs of stabilization.  In the Grand Rapids market during 2012, there were 28% more single family home starts than in 2011. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 42% more single family home starts in 2012 than in 2011.  Also, these markets are now also seeing activity in duplex, condominium and apartment starts after years of virtually no activity.

Over the past two years, we have reduced our balance of loans outstanding, diversified our commercial loan portfolio, reduced concentrations to residential real estate developers and increased our consumer loan portfolio and residential mortgage activity as a percentage of overall production.  This has included adding experienced residential mortgage lenders and pulling back on commercial loan production in some cases.  Our loans to residential developers have decreased from $66.3 million at December 31, 2011 to $48.9 million at December 31, 2012.  In addition, overall commercial real estate loans have decreased from $795.3 million at December 31, 2011 to $762.7 million at December 31, 2012. Consumer loans have increased in 2012, totaling $289.7 million at December 31, 2012, compared to $275.7 million at December 31, 2011.  With our improved financial condition and successful capital raise in 2011, our focus has shifted from shrinkage in our loan portfolio to stabilizing our loan balances and growing certain portfolios in 2013.

RESULTS OF OPERATIONS

Summary:  Net income available to common shares was $35.5 million or $1.31 per common share for 2012 compared to $5.8 million or $0.26 per common share for 2011.

The results for 2012 were significantly impacted by the reversal of an $18.9 million valuation allowance on our deferred tax assets (“DTA”) as we determined it to be more likely than not that we will be able to utilize the DTA against future taxable income.  Also contributing to net income in 2012 was a negative provision for loan losses of $7.1 million (due to a large loan loss recovery collected in the first quarter of 2012 and favorable trends in credit quality metrics) and a large loan prepayment fee of $2.8 million collected in the third quarter of 2012.  The results for 2011 were impacted by a negative provision for loan losses of $4.7 million, a result of a significantly lower level of net charge-offs experienced over the prior two years, along with a reduction in the overall level of nonperforming loans in 2011.  These items are discussed more fully below.

The overall improvement in financial results for 2012 compared to 2011 (excluding the impact of the DTA valuation allowance reversal) related primarily to the performance of the loan portfolio.  The provision for loan losses was a negative $7.1 million for 2012 compared to a negative $4.7 million for 2011.  Net charge-offs of loans were down sharply in 2012 at just $802,000, compared to $11.1 million in 2011, which was down $18.6 million from 2010. Costs associated with nonperforming assets were $10.0 million in 2012, compared to $15.6 million in 2011.  Lost interest from nonperforming assets decreased to approximately $6.7 million for 2012 compared to $7.5 million for 2011.  Each of these items is discussed more fully below.

Net Interest Income:  Net interest income totaled $47.5 million during 2012 compared to $46.3 million during 2011.

The increase in net interest income during 2012 compared to 2011 was due primarily to the collection of a one-time prepayment fee of $2.8 million related to prepayment on a commercial loan in the third quarter of 2012.  Partially offsetting this was the impact of a $41.6 million decrease in average earning assets as a result of our focus on reducing credit exposure within certain segments of our loan portfolio and liquidity improvement.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") increased by 20 basis points compared to 2011.  The prepayment fee discussed above contributed 21 basis points to the margin in 2012.  As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis.  Average interest earning assets decreased from $1.39 billion to $1.35 billion throughout 2012.

The yield on earning assets decreased 11 basis points to 4.21% for 2012 from 4.32% for 2011.  The decrease was due to decreases in the yield on our commercial, residential and consumer loan portfolios, which repriced in the generally lower rate environment during 2012.  Our margin was negatively impacted by our decision to hold significant balances in liquid and short-term investments in the past two years.  Going forward, as we deploy these balances into higher yielding assets within the investment securities and loan portfolios, we expect our net interest margin to be positively impacted.

Our net interest margin for 2012 benefitted from a 34 basis point decrease in our cost of funds from 1.26% for 2011 to 0.92% for 2012.  Average interest bearing liabilities decreased from $1.15 billion in 2011 to $1.06 billion in 2012.  A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds.

Margin continued to be dampened by the impact of our elevated levels of nonperforming assets, including other real estate owned and nonaccrual loans.  However, as we work to further reduce these levels, our margin is expected to benefit.  The estimated negative impact of these nonperforming assets on net interest margin decreased from 54 basis points in 2011 to 37 basis points in 2012.

The continued decline in the level of average earning assets may have a further negative impact on net interest income in 2013; however, we expect the balances to stabilize and begin to grow in 2013.

The following table shows an analysis of net interest margin for the years ended December 31, 2012, 2011 and 2010.

	For the years ended December 31,
	2012			2011			2010
(Dollars in Thousands)	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned Or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets:
Taxable securities	$79,379	$1,544	1.94%	$25,452	$497	1.95%	$36,332	$1,049	2.79%
Tax-exempt securities (1)	13,769	330	4.03%	1,235	38	5.24%	18,137	775	6.58%
Loans (2)	1,049,501	54,549	5.14%	1,123,295	59,334	5.23%	1,364,207	73,544	5.34%
Federal Home Loan Bank stock	11,236	351	3.08%	11,539	294	2.51%	12,234	230	1.86%
Federal funds sold and other short-term investments	197,423	502	0.25%	231,417	616	0.26%	104,236	405	0.39%
Total interest earning assets (1)	1,351,308	57,276	4.21%	1,392,938	60,779	4.32%	1,535,146	76,003	4.93%

Noninterest earning assets:
Cash and due from banks	23,042			23,011			24,307
Other	124,510			115,552			101,456
Total assets	$1,498,860			$1,531,501			$1,660,909

Liabilities and Shareholders' Equity:
Deposits:
Interest bearing demand	$225,250	$346	0.15%	$185,591	$424	0.23%	$224,843	$689	0.31%
Savings and money market accounts	420,553	2,003	0.48%	369,758	2,063	0.56%	315,640	1,785	0.57%
Time deposits	254,796	3,372	1.32%	371,870	6,786	1.83%	534,429	14,821	2.77%
Borrowings:
Other borrowed funds	121,300	2,374	1.92%	175,063	3,609	2.03%	226,340	6,579	2.87%
Long-term debt	41,238	1,537	3.67%	41,238	1,413	3.38%	41,238	1,380	3.30%
Subordinated debt	1,650	182	11.00%	1,839	185	10.05%	1,650	182	11.03%
Federal funds purchased	---	---	---%	---	---	---%	---	---	---%
Total interest bearing liabilities	1,064,787	9,814	0.92%	$1,145,359	14,480	1.26%	1,344,140	25,436	1.88%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	323,368			296,926			238,974
Other noninterest bearing liabilities	7,507			6,934			6,350
Shareholders’ equity	103,198			82,282			71,445
Total liabilities and
Shareholders' equity	$1,498,860			$1,531,501			$1,660,909

Net interest income		$47,462			$46,299			$50,567
Net interest spread (1)			3.29%			3.06%			3.05%
Net interest margin (1)			3.49%			3.29%			3.28%
Ratio of average interest earning assets
to average interest bearing liabilities	126.91%			121.62%			114.21%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Loan fees of $4.0 million,  $678,000, and $1.6 million for 2012, 2011 and  2010 are included in interest income. Includes average nonaccrual loans of approximately $24.1 million, $51.1 million and $90.8 million for 2012, 2011 and 2010.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For The Year Ended December 31
(Dollars in thousands)	2012 vs 2011			2011 vs 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Taxable securities	$1,049	$(2)	$1,047	$(265)	$(287)	$(552)
Tax-exempt securities	311	(19)	292	(567)	(170)	(737)
Loans	(3,848)	(937)	(4,785)	(12,752)	(1,458)	(14,210)
FHLB stock	(8)	65	57	(13)	77	64
Fed funds sold and other short-term investments	(87)	(27)	(114)	368	(157)	(211)
Total interest income	$(2,583)	$(920)	$(3,503)	$(13,229)	$(1,995)	$(15,224)

Interest expense
Interest bearing demand	$79	$(157)	$(78)	$(108)	$(157)	$(265)
Savings and money market accounts	263	(323)	(60)	(302)	(24)	278
Time deposits	(1,822)	(1,592)	(3,414)	(3,782)	(4,253)	(8,035)
Other borrowed funds	(1,060)	(175)	(1,235)	(1,301)	(1,669)	(2,970)
Long-term debt	---	124	124	---	33	33
Subordinated debt	(7)	4	(3)	24	(21)	3
Fed funds purchased	---	---	---	---	---	---
Total interest expense	(2,547)	(2,119)	(4,666)	(4,865)	(6,091)	(10,956)
Net interest income	$(36)	$1,199	$1,163	$(8,364)	$4,096	$(4,268)

Provision for Loan Losses:  The provision for loan losses for 2012 was a negative $7.1 million compared to a negative $4.7 million for 2011. The provision for both periods were significantly impacted by decreases in net charge-offs and sustained improvement in our levels of nonperforming loans over the past two years.  The provision for loan losses for 2012 was also affected by a $4.4 million recovery on a previously charged-off loan in the first quarter of 2012.  Net charge-offs were $58.0 million in 2009 and $29.7 million in 2010, compared to $11.1 million in 2011 and just $802,000 in 2012.  The lower level of net charge-offs was a result of a slowing in the rate of declines in real estate values and success at reducing our levels of nonperforming loans as well as positive results in recovery collection efforts.

In response to our elevated loan losses in 2009 and the need to comply with the requirements of the Consent Order, our Board of Directors increased the governance over the lending function and, working directly with the management team, took steps to reduce our exposure within certain credit concentrations, establish more conservative lending principles that comply with regulatory standards and implemented new lending and compliance procedures and policies and new problem loan identification and resolution plans.  These steps have had a profound impact on our credit performance and loss mitigation over the past two years.

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

Noninterest Income:  Noninterest income totaled $15.6 million in 2012 compared to $14.9 million in 2011.  As discussed below, net gains on mortgage loan sales was the primary reason for the increase in noninterest income from 2011 to 2012.

Revenue from deposit services decreased $369,000 to $3.3 million in 2012 compared to $3.7 million in 2011.  The decline in 2012 was related primarily to decreases in fees driven from account balances as our average deposit balances were lower in 2012 than in 2011.  We began to see deposit balances increase in the latter half of 2012, which may have the effect of reversing the downward trend going forward.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.  This income was up significantly during 2012 as a result of our renewed focus on residential mortgage volume and the addition of experienced mortgage professionals in recent periods.  This activity was also impacted positively by the low interest rate environment that existed throughout 2012.

A summary of net gains on mortgage loans and related volume was as follows:

(Dollars in thousands)	For The Year Ended December 31
	2012	2011

Net gains on sales of loans	$2,882	$1,728

Real estate mortgage loans originated for sale	$140,151	$84,470
Real estate mortgage loans sold	135,929	87,709
Net gain on the sale of real estate mortgage loans as a percent of real estate mortgage loans sold ("Loan sales margin")	2.12%	1.97%

As mortgage rates remained low at the end of 2012, we anticipate continued elevated levels of mortgage banking income in the first part of 2013, but do expect 2013 volumes to decrease from 2012 levels.  Loan sales margin improved during 2012 as we refined our product pricing during the year.

Trust service revenue declined $154,000 to $2.4 million in 2012 from $2.5 million in 2011. Our financial performance in previous years and the existence of the Consent Order and Written Agreement likely impacted how we were perceived in the marketplace, resulting in challenges to retain trust customers and maintain levels of trust revenue.  We believe that our improved financial performance in the past two years and the termination of the Consent Order and Written Agreement could have a positive impact on our future trust service revenue.

ATM and debit card processing income increased $167,000 in 2012 to $4.1 million compared to $4.0 million in 2011.  The increase reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.  Recent regulatory changes implementing price controls over what financial institutions can charge for these services may impact the level of such income we recognize in the future.

We sold one security in the second quarter of 2012 and one in the third quarter of 2012, resulting in net gains of $73,000 for 2012.  We did not sell any investment securities during 2011, and therefore had no gains on sale of securities during the year.

Other income was $2.8 million in 2012 compared to $3.0 million in 2011.  Earnings from bank owned life insurance decreased $96,000 from 2011 as the underlying investments performed better in 2011 than in 2012.  ORE rental income increased to $684,000 in 2012 from $549,000 in 2011.  The increase was due to a higher level of average other real estate owned balances during 2012.

Noninterest Expense:  Total noninterest expense was $53.3 million in 2012, compared to $60.1 million in 2011.  The steady decline in our other expense areas reflects our active management of controllable costs to offset the high level of nonperforming asset costs.

Costs associated with nonperforming assets continue to remain elevated, but decreased by $5.6 million in 2012 to $10.0 million compared to $15.6 million in 2011.  These costs included legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

Costs associated with nonperforming assets are itemized in the following table (in thousands):

	2012	2011

Legal and professional	$1,149	$2,389
Repossessed and foreclosed property administration	3,516	4,841
Losses on repossessed and foreclosed properties	5,295	8,371
Total	$9,960	$15,601

In response to the elevated problem asset levels, the related costs to administer these assets and the need to comply with the requirements of the Consent Order, the Board of Directors and management took tangible steps to reduce problem asset levels.  These steps are discussed further in this Item 7 under the heading "Loan Portfolio and Asset Quality" below. Because of these additional steps, and as problems loans move through the collection process, the costs associated with nonperforming assets have remained elevated, yet decreased significantly during 2012.  During 2012, we added $9.2 million in other real estate and sold $18.7 million, allowing for a meaningful reduction in our year end balance.  We expect very little in new additions to other real estate owned in 2013 and continued sales volume, which should allow not only for balance reductions, but also reductions in carrying costs in 2013.

Salaries and benefit expense increased $769,000, or 3.5%, to $23.0 million in 2012 from $22.2 million in 2011.  This increase was primarily due to increases in expenses related to the employee medical benefit plan, salary and wage cost of living increases reinstated in 2012 and commissions paid for mortgage origination activity, which was more than 51% higher in 2012 than in 2011.  The impact of these increased costs was mitigated by our continued focus on operational efficiencies and managed attrition.  Beginning in January 2013, we have reinstituted our 401(k) plan matching contribution, so we expect salaries and benefit expense to increase in 2013.

Legal and professional fees decreased significantly in 2012, from $971,000 in 2011 to $664,000 in 2012.  These expenses have been unusually high in recent years as a result of legal fees associated with consultation related to the Consent Order and Written Agreement we had been under and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel.  We anticipate continued reductions in legal and professional expenses in 2013.

FDIC assessments decreased to $2.2 million in 2012 compared to $3.5 million in 2011 primarily due to the termination of our Consent Order on March 2, 2012 and also as a result of our reduced level of deposits.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Insurance costs for bond and directors and officers (“D&O”) insurance decreased significantly from $1.5 million in 2011 to $909,000 in 2012.  The reductions experienced in 2012 were a result of the improvement in our regulatory status and financial condition, which demonstrated to the insurance carriers lower risk and resulted in a reduction in premiums charged.  We expect further reductions in these costs in 2013 with the terminations of the Consent Order and Written Agreement and as we continue to improve our financial performance.

Occupancy expense declined $134,000 in 2012 following a decrease of $107,000 in 2011.  Furniture and equipment expense was down $59,000 in 2012 after a decrease of $236,000 in 2011.  Marketing expenses increased $95,000 in 2012 due to some significant marketing campaigns and data processing expenses increased slightly in 2012.

We incurred a $322,000 prepayment fee in 2012 associated with the early payoff of $20 million in FHLB advances.  Other expense in 2012 increased $55,000 to $5.8 million, from $5.7 million in 2011.  Enhancements to our personal online banking delivery channel contributed to an increase in electronic banking expense of $238,000.  These increases were largely offset by other declines in 2012 within these expense areas that were the direct result of our continued initiatives to reduce controllable costs.  In addition to eliminating or outsourcing certain backroom functions, these initiatives included restructuring third party contracts, acceleration of electronic delivery for certain customers and trimming controllable costs.

Federal Income Tax Expense (Benefit):  We recorded a federal income tax benefit of $18.6 million in 2012 and no federal income tax expense or benefit in 2011.  A valuation allowance had been maintained on our deferred tax assets each reporting period from the second quarter of 2009 through the third quarter of 2012.  The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carry-back losses to available tax years.  In assessing the need for a valuation allowance, we consider all positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  The realization of our deferred tax assets is largely dependent upon our ability to generate future taxable income.  We returned to profitability in each of the last three quarters of 2010, each quarter of 2011 and each quarter of 2012, for eleven consecutive quarters of profitability.  We perform an analysis each quarter as to the need to maintain the valuation allowance.  During the first quarter of 2012, the Consent Order was terminated by the FDIC and OFIR and, during the fourth quarter of 2012, the Written Agreement was terminated by the Federal Reserve Bank, reducing regulatory uncertainty.  With the fourth quarter results, we had cumulative income for the current three year period for the first time since 2008. Further, our projections show positive future taxable income.  As such, at December 31, 2012, we determined that the positive evidence supporting the realizability of our deferred tax assets outweighed the negative evidence supporting the continued maintenance of the valuation allowance.  Therefore, the full $18.9 valuation allowance was reversed at December 31, 2012.  Also impacting federal income tax for 2012 were total payments of $275,000 in Alternative Minimum Tax (“AMT”) due to a limitation on the amount of net operating loss carryforwards that can be used for AMT purposes.

FINANCIAL CONDITION

Summary:  Due to the continuing soft economic conditions, we have been focused on improving our loan portfolio, reducing exposure in higher loan concentration types and improving our financial condition through increased liquidity, diversification of credit risk, improved capital ratios and reduced reliance on non-core funding.  We have experienced positive results in each of these areas over the past three years.

Total assets were $1.56 billion at December 31, 2012, an increase of $53.1 million from $1.51 billion at December 31, 2011.  The increase in total assets was largely from an increase of $72.8 million in our securities portfolio, partially offset by a decline of $18.6 million in our loan portfolio due to efforts to reduce concentration in certain loan types.

Increases in deposits within our local market area since December 31, 2011 allowed us to reduce wholesale funding.  Total deposits were $1.29 billion at December 31, 2012, up $71.0 million, from $1.22 billion at December 31, 2011.   The last of our brokered deposits were paid off in 2011 and during 2012, local jumbo time deposits were down $36.9 million to $70.4 million.  During 2012, we also paid down our FHLB advances, decreasing the outstanding balances from $148.6 million at December 31, 2011 to $91.8 at December 31, 2012.

Total shareholders’ equity increased by $36.1 million primarily from earnings recognized in 2012.  As discussed previously, our earnings in 2012 were significantly positively impacted by the reversal of our $18.9 million valuation allowance on our DTA at December 31, 2012.  As of December 31, 2012, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents:  Our cash and cash equivalents, which include federal funds sold and short-term investments, were $226.4 million at December 31, 2012 compared to $243.0 million at December 31, 2011. The $16.7 million decrease was primarily the result of our efforts to deploy excess liquidity built up over the past two years caused by our loan portfolio shrinkage.  These balances have also been elevated due to high short term balances maintained by our large deposit customers.  In 2012, we deployed some of this excess liquidity by building our investment portfolio as discussed below.  We expect our balances of short term investments to remain elevated until loan demand materially increases and more attractive investment opportunities emerge.

Securities:  Securities increased $72.8 million to $127.8 million at December 31, 2012 from $55.0 million at December 31, 2011.  We began rebuilding our investment portfolio during the second quarter of 2011.  The balance at December 31, 2012 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio to continue our diversification of asset quality throughout 2013.

Loan Portfolio and Asset Quality:  Total portfolio loans declined by $18.6 million to $1.05 billion at December 31, 2012 compared to $1.07 billion at December 31, 2011. During 2012, our commercial and consumer loan portfolios (excluding residential mortgages) decreased by $32.6 million and $11.7 million, respectively, while our residential mortgage portfolio increased by $25.7 million as a result of our initiative to increase this portfolio segment to further diversify our credit risk.

We also had a significant increase in the volume of residential mortgage loans originated for sale in 2012 compared to 2011.  Residential mortgage loans originated for sale nearly doubled to $140.2 million in 2012 compared to $84.5 million in 2011.  This increase was primarily due to market conditions and our focus on increasing our residential mortgage lending volume.

The decline in the commercial loan portfolio balances in recent quarters reflected the continuing soft economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets.  We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality.  We believe our loan portfolio has stabilized.  During the fourth quarter of  2012, we achieved growth in our commercial loan portfolio for the first time since the fourth quarter of 2008.  We plan to continue measured, high quality loan portfolio growth in future periods.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 72% of the total loan portfolio at December 31, 2012 and 74% at December 31, 2011.  Residential mortgage and consumer loans comprised approximately 28% and 26% of total loans at December 31, 2012 and December 31, 2011, respectively.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2012	Percent of Total Loans	December 31, 2011	Percent of Total Loans
Commercial real estate:(1)
Residential developed	26,090	2.5%	$33,829	3.2%
Unsecured to residential developers	557	0.1	5,937	0.5
Vacant and unimproved	56,525	5.3	66,046	6.2
Commercial development	1,799	0.2	4,586	0.4
Residential improved	75,813	7.2	82,337	7.7
Commercial improved	255,738	24.3	304,070	28.4
Manufacturing and industrial	81,447	7.7	71,462	6.7
Total commercial real estate loans	497,969	47.3	568,267	53.1
Commercial and industrial	264,690	25.2	227,051	21.2
Total commercial loans	762,659	72.5	795,318	74.3

Consumer:
Residential mortgage	182,625	17.3	156,891	14.6
Unsecured	1,683	0.2	1,952	0.2
Home equity	92,764	8.8	101,074	9.4
Other secured	12,617	1.2	15,740	1.5
Total consumer	289,689	27.5	275,657	25.7

Total loans	$1,052,348	100.0%	$1,070,975	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 47% of the total loan portfolio at December 31, 2012 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use.  Development loans are secured by properties that are in the process of development or fully developed.  Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $70.3 million since December 31, 2011 as we continued to focus on reducing our real estate loan concentrations and balances.  Commercial loans secured by residential real estate, the portfolio that had created the majority of stress within our loan portfolio, declined $19.6 million.  The balance of loans secured by nonresidential real estate declined $50.7 million since December 31, 2011.

The decline in the commercial loan portfolio during 2012 and 2011 reflected the continuing soft economic conditions in West Michigan and efforts to reduce our exposure within certain credit concentrations.  We focused our efforts throughout the past few years on reducing our exposure to residential land development loans which were the source of most of our loan losses since 2008, thereby diversifying our commercial loan portfolio and improving asset quality.  We expect continued shrinkage, though at a slower pace, in our real estate development portfolios as we continue to diversify our credit exposure.

Our commercial and industrial loan portfolio increased by $37.6 million to $264.7 million at December 31, 2012 and represented 25% of our commercial portfolio.  The increase was primarily from a general improvement in business activity resulting from the stabilizing economy, and our focus on generating growth in this category of lending in order to better diversify our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 17% of portfolio loans at the end of 2012, up from 15% of portfolio loans at the end of 2011 as we execute our strategy to diversify our credit risk from commercial real estate.  A large portion of our residential mortgage loan origination volume of these types of loans continues to be sold on the secondary market with servicing released.

Despite holding more of our residential mortgage production in portfolio, we saw a significant increase in the volume of residential mortgage loans originated for sale during 2012 compared to 2011 as discussed above.  We have not yet had to repurchase any loans sold; however, due to market conditions many banks are being required to repurchase loans due to actual or alleged failure to strictly conform to the investor’s purchase criteria.  During 2013, we expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to stabilize the recent decreases we have experienced in the loan portfolio and diversify our credit risk.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans decreased to $107.1 million at December 31, 2012 from $118.8 million at December 31, 2011 and comprised approximately 10% of our portfolio loans at the end of 2012 and 11% at the end of 2011.

The following table shows our loan origination activity for portfolio loans during 2012, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Loan Originations 2012	Percent of Total Originations	Average Loan Size 2012
Commercial real estate:
Residential developed	$2,083	0.4%	$208
Unsecured to residential developers	---	---	---
Vacant and unimproved	9,954	2.1	356
Commercial development	---	---	---
Residential improved	45,627	9.4	202
Commercial improved	36,005	7.4	419
Manufacturing and industrial	31,077	6.4	622
Total commercial real estate loans	124,746	25.7	312
Commercial and industrial	256,874	53.0	38
Total commercial loans	381,620	78.7	54

Consumer:
Residential mortgage	74,305	15.4	162
Unsecured	498	0.1	20
Home equity	24,670	5.1	65
Other secured	3,552	0.7	12
Total consumer	103,025	21.3	89

Total portfolio loan originations	$484,645	100.0%	$58

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2012, nonperforming assets totaled $67.6 million compared to $95.4 million at December 31, 2011. Significant progress has been made to accelerate workout strategies with problem assets, leading to several properties moving to other real estate owned.  Additions to other real estate owned in 2012 were $9.2 million compared to $38.4 million in 2011.  Based on the loans currently in their redemption period, we expect significantly reduced levels of loans moving into other real estate owned in 2013 compared to 2012.  Proceeds from sales of foreclosed properties were $18.7 million in 2012 resulting in a small net realized loss on sale of $59,000.  The volume of sales in 2011 generated proceeds of $21.5 million and a net gain of $1.5 million.  We expect the level of sales activity in 2013 to be similar to the levels experienced in 2012 and 2011.

Nonperforming loans include loans on non-accrual status and loans delinquent more than 90 days but still accruing.  As of December 31, 2012, nonperforming loans totaled $16.0 million, or 1.52% of total portfolio loans, compared to $28.9 million, or 2.70% of total portfolio loans, at December 31, 2011.

Loans for development or sale of 1-4 family residential properties comprised a large portion of nonperforming loans.  They were approximately $3.2 million, or 19.7% of total nonperforming loans, at December 31, 2012 compared to $8.5 million, or 29.4% of total nonperforming loans, at December 31, 2011.  The remaining balance of nonperforming loans at December 31, 2012 consisted of $4.1 million of commercial real estate loans secured by various types of non-residential property, $7.6 million of commercial and industrial loans, and $1.1 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans.  Foreclosed assets totaled $51.6 million at December 31, 2012 compared to $66.4 million at December 31, 2011.  Of this balance, there were 108 commercial real estate properties totaling approximately $47.7 million. The remaining balance was comprised of 49 residential properties totaling approximately $3.9 million.  Five commercial real estate properties comprised $18.7 million, or 36%, of total other real estate owned at December 31, 2012.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach.  Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2012, our foreclosed asset portfolio had a weighted average age held in portfolio of 787 days.  Below is a breakout of our foreclosed asset portfolio at December 31, 2012 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property type	Carrying Value at December 31, 2012	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$2,819	4.4%	49.6%
Residential Lot	1,100	34.0%	61.9%
Multi-Family	244	---	31.8%
Vacant Land	6,828	26.9%	45.7%
Residential Development	16,285	34.6%	70.6%
Commercial Office	3,773	28.0%	51.7%
Commercial Industrial	315	19.9%	35.6%
Commercial Improved	20,218	17.2%	31.2%
	$51,582	25.4%	55.1%

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31, 2012	December 31, 2011
Nonaccrual loans	$15,385	$26,876
Loans 90 days past due and still accruing	618	2,070
Total nonperforming loans (NPLs)	16,003	28,946
Foreclosed assets	51,582	66,438
Repossessed assets	6	--
Total nonperforming assets (NPAs)	67,591	95,384
Accruing restructured loans (ARLs) (1)	65,024	55,679
Total NPAs and ARLs	$132,615	$151,063

NPLs to total loans	1.52%	2.70%
NPAs to total assets	4.33%	6.33%

(1)
Comprised of approximately $51.8 million and $40.9 million of commercial loans and $13.2 million and $14.8 million of consumer loans whose terms have been restructured at December 31, 2012 and December 31, 2011, respectively.  Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for Loan Losses:  Determining the appropriate level of the allowance for loan losses is highly subjective.  Timely identification of risk rating changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance.  The internal risk rating system is discussed below.

In early 2010, our Loan Review function began reporting functionally to the Audit Committee.  The Risk Management department is now administratively responsible for the Loan Review function.  Under this framework, all commercial loan risk ratings at the Officer Loan Committee level and higher are independently evaluated by our internal loan review function upon origination or renewal.  In addition, the majority of our commercial loans are independently reviewed by our internal loan review function at least annually to monitor the accuracy and completeness of the watch list and all risk ratings.  These actions were intended to further strengthen our process for establishing, in a timely fashion, the amount of the allowance for loan losses that management believes to be appropriate in light of changes in the condition of our loan portfolio.

The allowance for loan losses at December 31, 2012 was $23.7 million, a decrease of $7.9 million, compared to $31.6 million at December 31, 2011.  The balance of the allowance for loan losses represented 2.26% of total portfolio loans at December 31, 2012 compared to 2.95% of total portfolio loans at December 31, 2011.  While this ratio decreased, the allowance to nonperforming loan coverage ratio increased significantly from 109.31% at December 31, 2011 to 148.34% at December 31, 2012.

The following is a summary of our portfolio loan balances and changes in the allowance for loan losses and related ratios.

(Dollars in thousands)	December 31
	2012	2011
Portfolio Loans:
Average daily balance of loans for the year	$1,041,833	$1,120,857
Amount of loans outstanding at end of period	1,052,348	1,070,975

Allowance for loan losses:
Balance at beginning of year	$31,641	$47,426
Provision for loan losses	(7,100)	(4,700)
Loans charged-off:
Real estate - construction	(1,455)	(3,014)
Real estate - mortgage	(1,751)	(7,967)
Commercial and industrial	(1,245)	(2,935)
Total Commercial	(4,451)	(13,916)
Residential mortgage	(2,257)	(1,559)
Consumer	(788)	(976)
	(7,496)	(16,451)
Recoveries:
Real estate - construction	5,521	2,541
Real estate - mortgage	319	802
Commercial and industrial	547	1,727
Total Commercial	6,387	5,070
Residential mortgage	142	39
Consumer	165	257
	6,694	5,366
Net charge-offs	(802)	(11,085)
Balance at end of year	$23,739	$31,641

Ratios:
Net charge-offs to average loans outstanding	.08%	.99%
Allowance for loan losses to loans outstanding at year end	2.26%	2.95%
Allowance for loan losses to nonperforming loans at year-end	148.34%	109.31%

The continued reduction in net charge-offs over the last three years had a significant effect on the historical loss component of our allowance for loan loss computation as did the improvements in our credit quality metrics.  The table below shows the changes in these metrics over the past three years:

(in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Commercial loans	$762.7	$795.3	$933.9
Nonperforming loans	16.0	28.9	75.4
Other real estate owned and repo assets	51.6	66.4	58.0
Total nonperforming assets	67.6	95.4	133.4
Net charge-offs	0.8	11.1	29.7
Total delinquencies	7.9	13.11	55.77

Nonperforming loans have continually declined since the first quarter of 2010 to $16.0 million at December 31, 2012, which was our lowest level of nonperforming loans since the second quarter of 2007.  The first three quarters of 2012 reflected net recoveries.  While net charge-offs during the fourth quarter increased, they were still below prior year quarters and had been previously reserved for.  Perhaps even more importantly, our total delinquencies have continued to decline, from $124.8 million at March 31, 2010 to just $7.9 million at December 31, 2012.

As discussed earlier, the sustained reduced level of net charge-offs has had a significant effect on our 18 month (6 quarter) historical loss ratios, which are the base for our allowance for loan loss computation.  The change in the 18 month historical loss ratios from December 31, 2011 to December 31, 2012 reduced the historical loss allocations in our allowance computation by $3.2 million.

These factors all provide for a reduction in our provision for loan losses.  The provision for loan losses decreased $2.4 million to a negative $7.1 million for 2012 compared to a negative $4.7 million for 2011.  Net charge-offs were just $802,000 for 2012 compared to $11.1 million for 2011, a reduction of $10.3 million.  The ratio of net charge-offs to average loans was 0.08% for 2012 compared to 0.99% for 2011.

We are encouraged by the reduced level of charge-offs over the past three years.  We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.  We believe we have seen some stabilization in the pace of decline in economic conditions and real estate markets.  However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our nonperforming and impaired loans to acceptable levels.

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

Overall, impaired loans decreased to $83.3 million at December 31, 2012, from $84.6 million at December 31, 2011.  The specific allowance for overall impaired loans decreased $3.5 million to $6.1 million, or 7.3% of total impaired loans, at December 31, 2012 compared to $9.6 million, or 11.3% of total impaired loans, at December 31, 2011.  The decrease in impaired loans was primarily attributable to migration to other real estate owned, loan payoffs and upgrades more than offsetting new loans moving into an impaired status.  The overall balance of impaired loans remained high due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.  As TDRs are also considered impaired, this increased our impaired loan balance for each period presented as most of our classified loans renewed in this time period.

Specific allowances are established on individually impaired credits where we believe it is probable that a loss may be incurred.  Specific allowances are determined based on discounting estimated cash flows over the life of the loan or based on the fair value of collateral supporting the loan.  For commercial real estate loans, generally appraisals are used to estimate the fair value of the collateral and determine the appropriate specific allowance.  Estimated selling costs are also considered in the estimate.  When it becomes apparent that liquidation of the collateral is the only source of repayment, the collateral shortfall is charged off rather than carried as a specific allowance.

The general allowance (referred to as “formula allowance”) allocated to commercial loans that were not considered to be impaired was based upon the internal risk grade of such loans.  We use a loan rating method based upon an eight point system. Loans are stratified between real estate secured and non real estate secured.  The real estate secured portfolio is further stratified by the type of real estate.  Each stratified portfolio is assigned a loss allocation factor.  A lower grade assigned to a loan category generally results in a greater allocation percentage.  Changes in risk grade of loans affect the amount of the allowance allocation.

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2012 reflected a sizeable decrease in net charge-off experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods.  Considering the change in our qualitative factors and the decrease in our commercial loan portfolio balances, the general commercial loan allowance decreased to $14.7 million at December 31, 2012 compared to $18.9 million at December 31, 2011.  This resulted in a general reserve percentage allocated at December 31, 2012 of 2.12% of commercial loans, a decrease from 2.61% at December 31, 2011.   The qualitative component of our allowance allocated to commercial loans was $13.8 million at December 31, 2012 (down from $14.3 million at December 31, 2011) to maintain the allowance balances despite the reduction in the historical loss rate.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at December 31, 2012 compared to $3.1 million at December 31, 2011.  The decrease was related to improvements in delinquencies in both residential mortgage and consumer loan portfolios.

As noted above, the formula allowance allocated to commercial loans that are not considered to be impaired is calculated by applying historical loss factors to outstanding loans based on the internal risk rating of such loans.  We use a loan rating method based upon an eight point system.  Loans rated a 4 or better are considered of acceptable risk.  Loans rated a 5 exhibit above normal risk to the Company and warrant a greater level of attention by management.  These loans are subject to on-going review and assessment by our Administrative Loan Committee.  Loans rated a 6 or worse are considered substandard, doubtful or loss, exhibit a greater relative risk of loss to the Company based upon the rating and warrant an active workout plan administered by our Special Asset Group, as discussed above.

Loans are assigned a loss allocation factor for each loan class based principally on the loss history for each risk rating within each loan category.  Commercial real estate loans are stratified and grouped by the type of real estate securing such loans for determining the loan classification category.  For 2009 and the first three quarters of 2010, the loss history was based upon the latest 12 month period, as this was considered most representative within the then current economic cycle.  However, given the significant improvement in our charge-off history over the 12 month periods in late 2010, we determined that an 18 month (6 quarter) historical period was more appropriate for the fourth quarter 2010 as heavy charge-off months would have rolled off the 12 month period, and would have resulted in a substantially smaller overall allowance balance.  Until overall levels of nonperforming loans decline over a sustained period, we believe such a reduction in the allowance balance would be premature.  The historical loss allocation factor used is adjusted for consideration of significant qualitative factors that affect the collectability of the portfolio as of the analysis date.  The worse the risk rating assigned to a loan category, the greater the loss allocation factor that is applied.

The qualitative factors assessed and used to adjust historical loss experience reflect our assessment of the impact of economic trends, delinquency and other problem loan trends, trends in valuations supporting underlying collateral, changes in loan portfolio concentrations and changes in internal credit administration practices have on probable losses inherent in our loan portfolio.  Qualitative adjustments are inherently subjective and there can be no assurance that these adjustments have properly identified probable losses in our loan portfolio.  More information regarding the subjectivity involved in determining the estimate of the allowance for loan losses may be found in this Item 7 of the report under the heading "Critical Accounting Policies and Estimates."

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

	December 31
(Dollars in thousands)	2012		2011
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$19,952	73%	$26,820	74%
Residential mortgage	2,544	17%	3,093	15%
Consumer	1,243	10%	1,728	11%

Total	$23,739	100%	$31,641	100%

The components of the allowance for loan losses were as follows:

	December 31
(Dollars in thousands)	2012		2011

	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$45,245	$5,338	$48,738	$7,845
Impaired with no allowance recorded	23,976	---	20,788	0
Loss allocation factor on non-impaired loans	693,438	14,614	725,792	18,975
	762,659	19,952	795,318	26,820
Residential mortgage and consumer:
Reserves on residential mortgage troubled debt restructurings	14,086	716	15,085	1,752
Loss allocation factor	275,603	3,071	260,572	3,069

Total	$1,052,348	$23,739	$1,070,975	$31,641

With the exception of certain TDRs, impaired commercial loans at December 31, 2012 were classified as substandard or worse per our internal risk rating system.  The $14.1 million of residential mortgage troubled debt restructurings were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  We have been active at utilizing these programs and working with our customers to reduce the risk of foreclosure.  Additional information regarding impaired loans at December 31, 2012 and 2011 may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 3.

The decrease in the level of the allowance for 2012 was due to decreases in net charge-offs from commercial loans, shrinkage in the overall loan portfolio during 2012, a reduction in the level of impaired loans and nonperforming loans, a reduction in specific reserves on these impaired loans, and improvement in the loan grades, which provides a lower allocation.  Our weighted average loan grade improved from 4.38 at December 31, 2010 to 4.19 at December 31, 2011 and to 4.01 at December 31, 2012.  The decrease of $6.9 million in reserves on commercial loans was due to a $4.4 million decrease in the loss allocation factor allowance on non-impaired loans, and a $2.5 decrease in specific reserves on impaired loans.  The decrease in the loss experience incurred during this period and a general improvement in the credit quality and the overall risk ratings of commercial loans is the primary reason for this decrease.

The general allowance for residential real estate and consumer loans was unchanged at $3.1 million at December 31, 2012 and December 31, 2011.

Of the $23.7 million allowance at December 31, 2012, 25% related to specific allocations on impaired loans, 62% related to formula allowance on commercial loans and 13% related to general allocations for homogeneous loans.  Of the $31.6 million allowance at December 31, 2011, 30% related to specific allocations on impaired loans, 60% related to the formula allowance on commercial loans and 10% related to general allocations for homogeneous loans.

Of the $17.7 million total formula based allowance for loan loss allocations at December 31, 2012, $15.2 million is from general/environmental allocations with $2.5 million driven from historical experience.  Of the $22.0 million total formula based allowance for loan loss allocations at December 31, 2011, $15.0 million was from general/environmental allocations with $7.0 million driven from historical experience.

The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of the report under the heading "Loan Portfolio and Asset Quality" above and in Item 8 of this report in the Notes to the Consolidated Financial Statements in Note 3.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2012, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown may result in additional losses in 2013.

Premises and Equipment:  Premises and equipment totaled $53.6 million at December 31, 2012, representing a decrease of $1.8 million from $55.4 million at December 31, 2011.  The decline was largely from depreciation of current facilities in excess of capital additions during 2012.  When economic conditions and financial performance improve, we will assess the prospects for future branch expansion.

Deposits:  Total deposits increased $71.0 million to $1.29 billion at December 31, 2012, as compared to $1.22 billion at December 31, 2011.  We decreased our higher costing deposits, certificates of deposits, by $114.0 million in 2012.  The decline in certificates of deposit balances was more than offset by growth in balances of personal and business checking and savings accounts.  Non-interest checking account balances increased $15.3 million during 2012.  Interest bearing demand account balances increased $74.4 million and savings and money market account balance increased $95.3 million in 2012.  These increases are particularly noteworthy considering the limited economic expansion in Western Michigan. We believe our growth in balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 26% of total deposits at December 31, 2012 compared to 27% of total deposits at December 31, 2011.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid and insured account types.  Interest bearing demand, including money market and savings accounts, comprised 59% of total deposits at December 31, 2012 compared to 48% at the end of 2011. Time accounts as a percentage of total deposits were 15% at December 31, 2012 compared to 25% at December 31, 2011.

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

Borrowed funds totaled $134.7 million at December 31, 2012; including $91.8 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.  Borrowed funds totaled $191.5 million at December 31, 2011; including $148.6 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.

In December 2009, we exercised our right to defer interest payments on our trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, we may not declare or pay any dividends on our common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.  Through December 31, 2012, we have deferred interest payments for thirteen quarters.  We continue to accrue interest during the deferral period and at December 31, 2012 total interest accrued for trust preferred securities was $4.7 million, compared to $3.1 million at December 31, 2011.

Borrowed funds decreased during 2012 as we were able to pay off maturing borrowings with excess liquidity derived from shrinkage in assets on our balance sheet.  During the third quarter of 2012, advances totaling $20.0 million were paid off early, resulting in a prepayment fee of $322,000.

The Company did not have any short-term borrowings for which the average balance outstanding during each of the years ended December 31, 2012, 2011 and 2010 was in excess of 30% of shareholders’ equity at the end of each such period, respectively.

CAPITAL RESOURCES

Holding Company:
Total shareholders’ equity was $130.5 million at December 31, 2012 compared to $94.4 million at December 31, 2011.  The increase was primarily a result of earnings for 2012 totaling $35.5 million, which was significantly impacted by the $18.9 reversal of our deferred tax asset valuation allowance as discussed previously.

Our regulatory capital ratios improved throughout 2012 and ended the year at their highest levels in the Company’s history.  The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters.

	Dec 31, 2012	Sept 30, 2012	June 30, 2012	March 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011	March 31, 2011

Total capital to risk weighted assets	15.0%	14.9%	14.2%	13.7%	13.2%	12.9%	12.7%	10.3%

Tier 1 capital to average assets	10.4%	9.5%	9.0%	8.8%	8.3%	8.1%	8.1%	5.8%

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

We earlier increased our capital through the sale of $31.3 million of Series A Preferred Stock in the fourth quarter of 2008.  During second and third quarters of 2009, we increased our capital by $5.9 million through the issuance of Series B Preferred Stock, common stock and the subordinated debt discussed above.  We had no preferred or common stock issuances during 2010.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million and contributed $10.0 million of the proceeds from the stock offering to the Bank, retaining the remaining $10.3 million at the holding company.  We had no common stock or preferred stock issuances in 2012.  For more information regarding the offerings, see Item 8 of this report under the Notes to the Consolidated Financial Statements in Note 17.

Approximately $37.7 million of the $40.0 million of trust preferred securities outstanding at December 31, 2012 qualified as Tier 1 capital.  The remaining $2.3 million qualified as Tier II capital, a component of total risk-based capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

Macatawa Bank:

The Bank was categorized as "well capitalized" at December 31, 2012.  The Bank’s regulatory capital ratios exceeded the levels ordinarily required to be categorized as “well capitalized’ at December 31, 2011.  However, because the Bank was subject to the Consent Order at December 31, 2011, the Bank could not be categorized as “well capitalized” regardless of its actual capital levels.  Under the Consent Order, the Bank was required to have and maintain a Tier 1 Leverage Capital Ratio of at least 8% and a Total Risk Based Capital Ratio of at least 11%.  At December 31, 2011, the Bank was in compliance with each of these capital ratios.  The following table shows the Bank’s various capital ratios at December 31, 2012 and 2011.

As of and for the year ended December 31,	2012	2011
Average equity to average assets	9.2%	7.8%
Total risk-based capital	14.5%	12.5%
Tier 1 risk-based capital	13.3%	11.2%
Tier 1 capital to average assets	10.3%	8.4%

As discussed earlier in this report in Item 1 under “Regulatory Developments”, the Consent Order has been terminated.  In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators to maintain a Tier 1 Leverage Capital Ratio of at least 8%.  With its ratio at 10.3%, the Bank exceeded this requirement at December 31, 2012.   At December 31, 2012, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

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

In response to the volatile conditions in the national markets since 2008, we have actively pursued initiatives to further strengthen our liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  During 2011, we paid off $48.2 million in brokered deposits and had no such deposits outstanding at December 31, 2011 or 2012.  Since December 31, 2008, we have reduced our brokered deposits by $337.8 million.  We also reduced other borrowed funds by $56.8 million in 2012.  We sold our investment security portfolio in the second quarter of 2010 and reinvested the proceeds into short term investments.  We continued to maintain a large portion of these proceeds in liquid investments throughout 2011 and 2012.  The Bank held $192.8 million of liquid money market investments at December 31, 2012.

In addition to strategies focused on improving the liquidity of the balance sheet, the Bank’s borrowing capacity from correspondent banks has been improved and was approximately $183.6 million as of December 31, 2012.

In the normal course of business, we enter into certain contractual obligations including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at December 31, 2012.

(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Subordinated debt		---		---		1,650	---
Time deposit maturities		109,776		65,330		16,067	---
Other borrowed funds		1,831		23,822		64,051	2,118
Total		$111,607		$89,152		$81,768	$43,356

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2012, we had a total of $276.6 million in unused lines of credit, $75.3 million in unfunded loan commitments and $8.2 million in standby letters of credit.

Liquidity of Holding Company:  The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. Throughout 2011 and 2012, the Company has not received dividends from the Bank, and the Company has suspended payment of dividends on its common stock.  At December 31, 2012, the Bank had a retained earnings balance of approximately $3.6 million. Under the MOU and Board resolution, the Bank and the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010, 2011 and 2012 until further action by the Board of Directors.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010, 2011 and 2012, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

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

Additional information on restrictions on payments of dividends by us may be found in Item 1 of this report under the headings “Regulatory Developments” and “Supervision and Regulation,” in this Item 7 under the under the heading "Capital Resources," and in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements, and is here incorporated by reference.

The Company’s cash balance at December 31, 2012 was $9.8 million.  The Company believes it has sufficient liquidity to meet its cash flow requirements for 2013.

For information on the liquidity risks we face, see the risk factors in Item 1A of this report entitled "We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations."

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2012.

Assets acquired through or instead of foreclosure, primarily other real estate owned, are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis.  New real estate appraisals are generally obtained at the time of foreclosure and are used to establish fair value.  If fair value declines, a valuation allowance is recorded through expense.  Estimating the initial and ongoing fair value of these properties involves a number of factors and judgments including holding time, costs to complete, holding costs, discount rate, absorption and other factors.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2012, we had gross deferred tax assets of $21.7 million, gross deferred tax liabilities of $2.9 million resulting in a net deferred tax asset of $18.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Since mid 2009, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of Consent Order in the first quarter of 2012 and termination of the Written Agreement in the fourth quarter of 2012 and our moving to a cumulative income position in the most recent three year period, that it is “more likely than not” that we will be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8:	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 21, 2013

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in thousands, except per share data)

	2012	2011
ASSETS
Cash and due from banks	$33,556	$30,971
Federal funds sold and other short-term investments	192,802	212,071
Cash and cash equivalents	226,358	243,042

Securities available for sale, at fair value	123,497	54,746
Securities held to maturity (fair value 2012 - $4,301, 2011 - $300)	4,300	300
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	8,130	1,026
Total loans	1,052,348	1,070,975
Allowance for loan losses	(23,739)	(31,641)
	1,028,609	1,039,334
Premises and equipment - net	53,576	55,358
Accrued interest receivable	3,411	3,595
Bank-owned life insurance	26,804	25,957
Other real estate owned	51,582	66,438
Net deferred tax asset	18,780	---
Other assets	4,435	6,635

Total assets	$1,560,718	$1,507,667

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$339,520	$324,253
Interest-bearing	946,741	891,036
Total	1,286,261	1,215,289
Other borrowed funds	91,822	148,603
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	9,240	6,461
Total liabilities	1,430,211	1,413,241

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding	2,560	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,203,825 and 27,082,823 shares issued and outstanding at December 31, 2012 and 2011, respectively	187,718	187,709
Retained deficit	(91,335)	(126,825)
Accumulated other comprehensive income	960	378
Total shareholders’ equity	130,507	94,426

Total liabilities and shareholders’ equity	$1,560,718	$1,507,667

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2012 and 2011
(Dollars in thousands, except per share data)

	2012		2011
Interest income
Loans, including fees		$54,549		$59,334
Securities
Taxable		1,544		497
Tax-exempt		330		38
FHLB stock		351		294
Federal funds sold and other short-term investments		502		616
Total interest income		57,276		60,779

Interest expense
Deposits		5,721		9,273
Other borrowings		2,374		3,609
Subordinated and long-term debt		1,719		1,598
Total interest expense		9,814		14,480

Net interest income		47,462		46,299
Provision for loan losses		(7,100)		(4,700)

Net interest income after provision for loan losses		54,562		50,999

Noninterest income
Service charges and fees		3,323		3,692
Net gains on mortgage loans		2,882		1,728
Trust fees		2,389		2,543
ATM and debit card fees		4,130		3,963
Gain on sales of securities		73		---
Other		2,831		2,966
Total noninterest income		15,628		14,892

Noninterest expense
Salaries and benefits		22,986		22,217
Occupancy of premises		3,815		3,949
Furniture and equipment		3,259		3,318
Legal and professional		664		971
Marketing and promotion		929		834
Data processing		1,268		1,284
FDIC assessment		2,196		3,472
ATM and debit card processing		1,222		1,206
FHLB advance prepayment penalty		322		---
Bond and D&O insurance		909		1,512
Losses on repossessed and foreclosed properties		5,295		8,371
Administration and disposition of problem assets		4,665		7,230
Other		5,753		5,698
Total noninterest expenses		53,283		60,062

Income before income tax		16,907		5,829
Income tax expense (benefit)		(18,583)		---
Net income		35,490		5,829
Dividends declared on preferred shares		---		---
Net income available to common shares		$35,490		$5,829

Basic earnings per common share		$1.31		$.26
Diluted earnings per common share		$1.31		$.26
Cash dividends per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012 and 2011
(unaudited)

(dollars in thousands)	2012	2011

Net income	$35,490	$5,829
Other comprehensive income (loss), net of tax:
Net change in unrealized gains on securities available for sale, net of tax of $339 - 2012 and $198 - 2011	629	367
Less: reclassification adjustment for gain recognized in earnings, net of tax of $26 – 2012	(47)	---
Other comprehensive income (loss), net of tax	582	367

Comprehensive income	$36,072	$6,196

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2012 and 2011
(Dollars in thousands, except per share data)

					Accumulated
	Preferred Stock			Retained	Other	Total
			Common	Earnings	Comprehensive	Shareholders'
	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2011	$30,604	$2,560	$167,321	$(132,654)	$11	$67,842

Net income				5,829		5,829

Net change in unrealized gain (loss) on securities available for sale, net of tax					367	367

Net proceeds from sale of 8,912,372 shares of common stock on June 7, 2011 and June 29, 2011			19,319			19,319

Conversion of subordinated note to 491,830 shares of common stock on June 29, 2011			1,003			1,003

Stock compensation expense			66			66

Balance, December 31, 2011	30,604	2,560	187,709	(126,825)	378	94,426

Net income				35,490		35,490

Net change in unrealized gain (loss) on securities available for sale, net of tax					582	582

Stock compensation expense			9			9

Balance, December 31, 2012	$30,604	$2,560	$187,718	$(91,335)	$960	$130,507

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011
Cash flows from operating activities
Net income	$35,490	$5,829
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,970	3,117
Stock compensation expense	9	66
Provision for loan losses	(7,100)	(4,700)
Deferred income tax expense (benefit)	(18,858)	---
Origination of loans for sale	(140,151)	(84,470)
Proceeds from sales of loans originated for sale	135,929	87,709
Net gains on mortgage loans	(2,882)	(1,728)
Gain on sales of securities	(73)	---
Write-down of other real estate	5,236	9,879
Net (gain) loss on sale of other real estate	59	(1,515)
Loss on disposal of fixed assets	89	---
FHLB advance prepayment penalty	322	---
Decrease (increase) in accrued interest receivable and other assets	2,149	(1,980)
Earnings in bank-owned life insurance	(847)	(943)
Increase in accrued expenses and other liabilities	1,153	889
Net cash from operating activities	13,495	12,153

Cash flows from investing activities
Loan originations and payments, net	8,657	96,778
Purchases of securities available for sale	(115,248)	(72,944)
Purchases of securities held to maturity	(4,000)	(300)
Proceeds from:
Maturities and calls of securities available for sale	40,042	27,495
Sales of securities available for sale	4,595	---
Principal paydowns on securities	3,884	273
Redemption of FHLB stock	---	696
Sales of other real estate	18,729	21,540
Additions to premises and equipment	(707)	(1,031)
Net cash from investing activities	(44,048)	72,507

Cash flows from financing activities
Net increase (decrease) in in-market deposits	70,972	(13,159)
Decrease in brokered deposits	---	(48,172)
Proceeds from other borrowed funds	---	10,000
Repayments of other borrowed funds	(57,103)	(46,733)
Proceeds from issuance of subordinated note	---	1,000
Proceeds from sale of common stock, net	---	19,319
Net cash from financing activities	13,869	(77,745)

Net change in cash and cash equivalents	(16,684)	6,915

Beginning cash and cash equivalents	243,042	236,127

Ending cash and cash equivalents	$226,358	$243,042

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011
Supplemental cash flow information:
Interest paid	$8,473	$13,364
Income taxes paid (refunded)	275	---

Supplemental noncash disclosures:
Transfers from loans to other real estate	9,168	38,358
Securities purchased not settled	1,626	---
Conversion of subordinated note to 491,830 shares of common stock	---	1,003

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

In connection with the termination of the Consent Order, the Bank reached an understanding with the regulators in the form of a memorandum of understanding (“MOU”), which maintains many of the controls and procedures put in place by the Bank in response to the Consent Order, including: maintenance of a Tier 1 Leverage Capital Ratio of at least 8%, formulating and submitting a written plan of action on each asset classified as Substandard in the Report of Examination (“ROE”), charge-off of all assets classified as “Loss” in the ROE, submission of a written Profit Plan, Board review of the adequacy of the allowance for loan losses each quarter and the receipt of prior written consent of the FDIC and OFIR before the Bank declares or pays any dividends.  We believe the Bank was in compliance in all material respects with all of the provisions of the MOU as of December 31, 2012.

Termination of Written Agreement with Macatawa and its Regulator

The Company formally entered into a Written Agreement with the Federal Reserve Bank of Chicago ("FRB").  The Written Agreement became effective on July 29, 2010.  Effective October 26, 2012, the FRB terminated the Written Agreement due to the improvement in the Company.  In connection with the termination of the Written Agreement, the Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company debt, or redeeming any capital stock.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 47% of total loans.  Commercial and industrial loans total 25%, while residential real estate and consumer loans make up the remaining 28%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2012 and 2011.

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2012 and 2011, these loans had a net unrealized gain of $195,000 and $21,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2012, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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
December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Assets:  Assets acquired through or instead of loan foreclosure, primarily other real estate owned, are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed unless they add value to the property.

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2012 and 2011.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had a core deposit intangible asset with a balance of $64,000 at December 31, 2011 which was fully amortized at December 31, 2012.

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

Mortgage Banking Derivatives:  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  At times, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  During 2012 and 2011, the majority of the Company’s mortgage sales used best efforts agreements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $15,000 and $69,000 at December 31, 2012 and 2011.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $4,534,000 and $3,543,000 at December 31, 2012 and 2011, respectively, was required to meet regulatory reserve and clearing requirements.

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

Dividend Restriction:  Banking regulations and the Bank’s MOU with its regulators require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to shareholders.  This is discussed further in this Note 1 under "Regulatory Developments" above and elsewhere in the Notes to the Consolidated Financial Statements.  The Company is also restricted from paying dividends on common or preferred shares as long as the Company has deferred interest payments on its pooled trust preferred securities.  This is discussed further in Note 9.

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
December 31, 2012 and 2011

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

Adoption of New Accounting Standards:

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends accounting standards to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We early adopted this standard with our 2011 annual financial statement by adding a statement of comprehensive income.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Standards:

The FASB has issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income.  For public entities, the amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012.  The impact of adoption of this ASU by the Company is not expected to be material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at year-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
December 31, 2012
Available for Sale
U.S. Treasury and federal agency securities	$42,245		$340		$(21)	$42,564
U.S. Agency MBS and CMOs	23,495		272		(6)	23,761
Tax-exempt state and municipal bonds	20,598		244		(49)	20,793
Taxable state and municipal bonds	26,726		619		(49)	27,296
Corporate bonds	7,456		77		(7)	7,526
Other equity securities	1,500		57		---	1,557

	$122,020		$1,609		$(132)	$123,497
Held to Maturity
State and municipal bonds	$4,300		$1	$	---	$4,301

December 31, 2011
Available for Sale
U.S. Treasury and federal agency securities	$27,408		$205	$	---	$27,613
U.S. Agency MBS and CMOs	3,853		33		---	3,886
Tax-exempt state and municipal bonds	4,292		116		---	4,408
Taxable state and municipal bonds	16,531		239		(54)	16,716
Corporate bonds	1,081		1		(1)	1,081
Other equity securities	1,000		42		---	1,042

	$54,165		$636		$(55)	$54,746
Held to Maturity
State and municipal bonds	$300	$	---	$	---	$300

Securities with unrealized losses at year-end 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss

December 31, 2012
U.S. Treasury and federal agency securities	$10,977	$(21)	$	---	$	---	$10,977	$(21)
U.S. Agency MBS and CMOs	3,373	(6)		---		---	3,373	(6)
Tax-exempt state and municipal bonds	4,613	(49)		---		---	4,613	(49)
Taxable state and municipal bonds	4,661	(49)		---		---	4,661	(49)
Corporate bonds	3,945	(7)		---		---	3,945	(7)
Other equity securities	---	---		---		---	---	---

Total temporarily impaired	$27,569	$(132)	$	---	$	---	$27,569	$(132)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – SECURITIES (Continued)

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

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.   Management determined that no OTTI charges were necessary during 2012 and 2011.

Contractual maturities of debt securities at December 31, 2012 were as follows (dollars in thousands):

	Held-to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$4,000	$4,001	$302	$301
Due from one to five years	---	---	48,619	49,503
Due from five to ten years	---	---	37,128	37,376
Due after ten years	300	300	34,471	34,760

	$4,300	$4,301	$120,520	$121,940

Proceeds from the sale of available for sale securities were $4.6 million, resulting in gross gains of $73,000 for the year ended December 31, 2012.  There were no sales of securities in 2011.

At December 31, 2012 and 2011, securities with a carrying value of approximately $7.4 million and $2.0 million, respectively, were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS

Year-end portfolio loans were as follows (dollars in thousands):

	December 31, 2012	December 31, 2011

Commercial and industrial	$264,690	$227,051

Commercial real estate:
Residential developed	26,090	33,829
Unsecured to residential developers	557	5,937
Vacant and unimproved	56,525	66,046
Commercial development	1,799	4,586
Residential improved	75,813	82,337
Commercial improved	255,738	304,070
Manufacturing and industrial	81,447	71,462
Total commercial real estate	497,969	568,267

Consumer:
Residential mortgage	182,625	156,891
Unsecured	1,683	1,952
Home equity	92,764	101,074
Other secured	12,617	15,740
Total consumer	289,689	275,657

Total loans	1,052,348	1,070,975
Allowance for loan losses	(23,739)	(31,641)

	$1,028,609	$1,039,334

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,313	$20,475	$4,821	$32	$31,641
Charge-offs	(1,245)	(3,206)	(3,045)	---	(7,496)
Recoveries	547	5,840	307	---	6,694
Provision for loan losses	844	(9,652)	1,704	4	(7,100)
Ending balance	$6,459	$13,457	$3,787	$36	$23,739

December 31, 2011:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Charge-offs	(2,935)	(10,981)	(2,535)	---	(16,451)
Recoveries	1,727	3,343	296	---	5,366
Provision for loan losses	509	(6,860)	1,645	6	(4,700)
Ending balance	$6,313	$20,475	$4,821	$32	$31,641

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,920	$2,418	$716	$	---	$6,054
Collectively evaluated for impairment	3,539	11,039	3,071		36	17,685
Total ending allowance balance	$6,459	$13,457	$3,787		$36	$23,739

Loans:
Individually reviewed for impairment	$14,390	$54,831	$14,086	$	---	$83,307
Collectively evaluated for impairment	250,300	443,138	275,603		---	969,041
Total ending loans balance	$264,690	$497,969	$289,689	$	---	$1,052,348

December 31, 2011	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$3,478	$4,367	$1,752	$	---	$9,597
Collectively evaluated for impairment	2,835	16,108	3,069		32	22,044
Total ending allowance balance	$6,313	$20,475	$4,821		$32	$31,641

Loans:
Individually reviewed for impairment	$17,331	$52,195	$15,085	$	---	$84,611
Collectively evaluated for impairment	209,720	516,072	260,572		---	986,364
Total ending loans balance	$227,051	$568,267	$275,657	$	---	$1,070,975

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$2,515	$2,512	$	---

Commercial real estate:
Residential developed	7,136	6,283		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	2,321	2,136		---
Commercial development	213	213		---
Residential improved	3,293	3,019		---
Commercial improved	7,268	6,127		---
Manufacturing and industrial	3,686	3,686		---
	23,917	21,464		---
Consumer:
Residential mortgage	4,614	3,062		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	4,614	3,062		---
	$31,046	$27,038	$	---
With an allowance recorded:
Commercial and industrial	$11,878	$11,878		$2,920

Commercial real estate:
Residential developed	1,524	1,524		337
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,688	1,688		34
Commercial development	---	---		---
Residential improved	10,063	10,063		842
Commercial improved	15,386	15,386		1,071
Manufacturing and industrial	4,706	4,706		134
	33,367	33,367		2,418
Consumer:
Residential mortgage	10,220	10,220		664
Unsecured	---	---		---
Home equity	804	804		52
Other secured	---	---		---
	11,024	11,024		716
	$56,269	$56,269		$6,054

Total	$87,315	$83,307		$6,054

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Average of impaired loans during the period:
Commercial and industrial	$14,928	$7,622

Commercial real estate:
Residential developed	8,162	12,509
Unsecured to residential developers	---	559
Vacant and unimproved	3,851	5,710
Commercial development	216	407
Residential improved	13,192	9,721
Commercial improved	17,975	18,195
Manufacturing and industrial	9,125	7,335

Consumer	15,857	12,433

Interest income recognized during impairment:
Commercial and industrial	1,291	464
Commercial real estate	2,736	2,039
Consumer	538	413

Cash-basis interest income recognized
Commercial and industrial	1,295	536
Commercial real estate	2,740	1,997
Consumer	550	406

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following table presents the recorded investment of loans in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Nonaccrual	Over 90 days Accruing		Nonaccrual	Over 90 days Accruing

Commercial and industrial	$7,657	$	---	$9,270	$290

Commercial real estate:
Residential developed	3,024		---	3,577	126
Unsecured to residential developers	---		---	---	---
Vacant and unimproved	706		---	3,715	---
Commercial development	2		196	49	---
Residential improved	1,159		---	5,144	286
Commercial improved	1,521		422	2,654	1,255
Manufacturing and industrial	225		---	134	---
	6,637		618	15,273	1,667
Consumer:
Residential mortgage	447		---	1,777	111
Unsecured	19		---	22	---
Home equity	625		---	534	---
Other secured	---		---	---	2
	1,091		---	2,333	113

Total	$15,385		$618	$26,876	$2,070

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$395	$219	$614	$264,076	$264,690

Commercial real estate:
Residential developed	---	35	35	26,055	26,090
Unsecured to residential developers	---	---	---	557	557
Vacant and unimproved	17	652	669	55,856	56,525
Commercial development	---	199	199	1,600	1,799
Residential improved	520	192	712	75,101	75,813
Commercial improved	2,502	1,436	3,938	251,800	255,738
Manufacturing and industrial	200	25	225	81,222	81,447
	3,239	2,539	5,778	492,191	497,969
Consumer:
Residential mortgage	647	110	757	181,868	182,625
Unsecured	---	---	---	1,683	1,683
Home equity	415	264	679	92,085	92,764
Other secured	59	---	59	12,558	12,617
	1,121	374	1,495	288,194	289,689
Total	$4,755	$3,132	$7,887	$1,044,461	$1,052,348

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$218	$1,230	$1,448	$225,603	$227,051

Commercial real estate:
Residential developed	472	613	1,085	32,744	33,829
Unsecured to residential developers	---	---	---	5,937	5,937
Vacant and unimproved	442	388	830	65,216	66,046
Commercial development	---	49	49	4,537	4,586
Residential improved	549	1,343	1,892	80,445	82,337
Commercial improved	1,355	3,266	4,621	299,449	304,070
Manufacturing and industrial	---	134	134	71,328	71,462
	2,818	5,793	8,611	559,656	568,267
Consumer:
Residential mortgage	313	1,517	1,830	155,061	156,891
Unsecured	35	---	35	1,917	1,952
Home equity	663	498	1,161	99,913	101,074
Other secured	51	2	53	15,687	15,740
	1,062	2,017	3,079	272,578	275,657
Total	$4,098	$9,040	$13,138	$1,057,837	$1,070,975

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

The Company had allocated $6,005,000 and $6,905,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2012 and 2011, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During 2012 and 2011, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at December 31, 2012, management believes that it is unlikely that any such loans will be removed from TDR status in 2013.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012		December 31, 2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	58	$14,485	98	$15,395
Commercial real estate	142	49,936	120	46,414
Consumer	86	13,634	90	15,373
	286	$78,055	308	$77,182

The following table presents information regarding troubled debt restructurings executed during the twelve months ended December 31, 2012 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	16	$1,462	$9
Commercial real estate	52	15,413	332
Consumer	10	1,518	261
	78	$18,393	$602

The following table presents information regarding troubled debt restructurings executed during the twelve months ended December 31, 2011 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	95	$9,726	$570
Commercial real estate	106	44,122	961
Consumer	16	2,509	---
	217	$56,357	$1,531

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the twelve months ended December 31, 2012 and 2011 that are not considered TDRs (dollars in thousands):

	2012		2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	557	$138,174	584	$88,196
Commercial real estate	384	141,715	436	129,002
Consumer	79	3,126	112	4,626
	1,020	$283,015	1,132	$221,824

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

The table below presents by class, information regarding troubled debt restructured loans which had payment defaults during the twelve months ended December 31, 2012 and 2011 (dollars in thousands).  Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	2012		2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	3	$112	5	$871
Commercial real estate	2	225	11	2,806
Consumer	2	184	2	402
Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes commercial loans individually and classifies these relationships by credit risk grading.  The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits.  All commercial loans are assigned a grade at origination, at each renewal or any amendment.  When a credit is first downgraded to a watch credit (either through renewal, amendment, loan officer identification or the loan review process), an Administrative Loan Review (“ALR”) is generated by credit and the loan officer.  All watch credits have an ALR completed monthly which analyzes the collateral position and cash flow of the borrower and its guarantors.  The loan officer is required to complete both a short term and long term plan to rehabilitate or exit the credit and to give monthly comments on the progress to these plans.  Management meets quarterly with loan officers to discuss each of these credits in detail and to help formulate solutions where progress has stalled.  When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR.  Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected though the loan review process.  The credit will stay on the ALR until either its grade has improved to a 4 or the credit relationship is at a zero balance.  The Company uses the following definitions for the risk grades:

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

3. Good Quality -  Loans supported by satisfactory asset quality and liquidity, good debt capacity coverage, and good management in all critical positions. Loans are secured by acceptable collateral with adequate margins. There is a slight risk of deterioration if adverse market conditions prevail.

4. Acceptable Risk - Loans carrying an acceptable risk to the Bank, which may be slightly below average quality. The borrower has limited financial strength with considerable leverage. There is some probability of deterioration if adverse market conditions prevail. These credits should be monitored closely by the Relationship Manager.

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
December 31, 2012 and 2011

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

7. Doubtful - Loans supported by weak or no financial statements, as well as the ability to repay the entire loan, are questionable. Loans in this category are normally characterized less than adequate collateral, insolvent, or extremely weak financial condition. A loan classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses makes collection or liquidation in full highly questionable. The possibility of loss is extremely high, however, activity may be underway to minimize the loss or maximize the recovery.

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

As of December 31, 2012, the risk grade category of loans by class of loans is as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$1,349	$20,630	$72,723	$146,415	$12,027	$3,884	$7,662	$	---

Commercial real estate:
Residential developed	---	---	715	6,240	9,772	6,339	3,024		---
Unsecured to residential developers	---	---	---	545	12	---	---		---
Vacant and unimproved	---	---	12,532	29,654	12,412	1,221	706		---
Commercial development	---	---	---	482	1,102	213	2		---
Residential improved	---	115	9,973	41,578	14,471	8,517	1,159		---
Commercial improved	---	2,009	40,253	159,353	37,449	15,153	1,521		---
Manufacturing and industrial	---	2,087	17,795	48,061	9,592	3,687	225		---

	$1,349	$24,841	$153,991	$432,328	$96,837	$39,014	$14,299	$	---

As of December 31, 2011, the risk grade category of loans by class of loans is as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$595	$8,447	$56,457	$117,015	$27,674	$7,593	$9,270	$	---

Commercial real estate:
Residential developed	---	---	283	9,688	11,410	8,725	3,723		---
Unsecured to residential developers	---	---	4,773	647	177	340	---		---
Vacant and unimproved	---	---	14,707	24,344	21,362	1,918	3,715		---
Commercial development	---	---	60	2,261	1,109	1,107	49		---
Residential improved	---	121	2,650	45,813	18,642	9,968	5,143		---
Commercial improved	---	5	62,510	173,697	43,493	21,712	2,653		---
Manufacturing and industrial	---	2,242	12,209	38,533	11,344	7,000	134		---

	$595	$10,815	$153,649	$411,998	$135,211	$58,363	$24,687	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – LOANS (Continued)

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.  Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2012	2011

Not classified as impaired	$13,015	$29,687
Classified as impaired	40,298	53,363
Total commercial loans classified substandard or worse	$53,313	$83,050

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$182,515	$1,683	$92,500	$12,617
Nonperforming	110	---	264	---
Total	$182,625	$1,683	$92,764	$12,617

December 31, 2011	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$155,374	$1,952	$100,576	$15,738
Nonperforming	1,517	---	498	2
Total	$156,891	$1,952	$101,074	$15,740

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2012	2011
Beginning balance	$83,663	$68,388
Additions, transfers from loans	9,168	38,358
Proceeds from sales of other real estate owned	(18,729)	(21,540)
Valuation allowance reversal upon sale	(4,300)	(3,058)
Gain (loss) on sale of other real estate owned	(59)	1,515
	69,743	83,663
Less: valuation allowance	(18,161)	(17,225)
Ending balance	$51,582	$66,438

Activity in the valuation allowance was as follows:
	2012	2011

Beginning balance	$17,225	$10,404
Additions charged to expense	5,236	9,879
Reversals upon sale	(4,300)	(3,058)
Ending balance	$18,161	$17,225

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Impaired Loans: Loans identified as impaired are measured using one of three methods: the loan’s observable market price, the fair value of collateral or the present value of expected future cash flows.  For each period presented, no impaired loans were measured using the loan’s observable market price.  If an impaired loan has had a chargeoff or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3.  The fair value of collateral of impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Other real estate owned (OREO) properties are initially recorded at fair value, less estimated costs to sell when acquired, establishing a new cost basis.  Adjustments to OREO are measured at fair value, less costs to sell. Fair values are generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized through a valuation allowance, and the property is reported as nonrecurring Level 3.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
U.S. Treasury and federal agency securities	$42,564	$	---	$42,564	$	---
U.S. Agency MBS and CMOs	23,761		---	23,761		---
Tax-exempt state and municipal bonds	20,793		---	20,793		---
Taxable state and municipal bonds	27,296		---	27,296		---
Corporate bonds	7,526		---	7,526		---
Other equity securities	1,557		---	1,557		---
Loans held for sale	8,130		---	8,130		---

December 31, 2011
U.S. Treasury and federal agency securities	$27,613	$	---	$27,613	$	---
U.S. Agency MBS and CMOs	3,886		---	3,886		---
Tax-exempt state and municipal bonds	4,408		---	4,408		---
Taxable state and municipal bonds	16,716		---	16,716		---
Corporate bonds	1,081		---	1,081		---
Other equity securities	1,042		---	1,042		---
Loans held for sale	1,026		---	1,026		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

December 31, 2012
Impaired loans	$34,668	$	---	$	---	$34,668
Other real estate owned	41,594		---		---	41,594

December 31, 2011
Impaired loans	$22,525	$	---	$	---	$22,525
Other real estate owned	39,730		---		---	39,730

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

	Level in	2012		2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$33,556	$33,556	$30,971	$30,971
Cash equivalents	Level 2	192,802	192,802	212,071	212,071
Securities held to maturity	Level 2	4,300	4,301	300	300
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	993,941	999,619	1,016,809	1,024,766
Bank owned life insurance	Level 3	26,804	26,804	25,957	25,957
Accrued interest receivable	Level 2	3,411	3,411	3,595	3,595

Financial liabilities
Deposits	Level 2	(1,286,261)	(1,285,819)	(1,215,289)	(1,216,452)
Other borrowed funds	Level 2	(91,822)	(95,213)	(148,603)	(151,566)
Long-term debt	Level 2	(41,238)	(30,463)	(41,238)	(34,820)
Subordinated debt	Level 2	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	Level 2	(4,858)	(4,858)	(3,517)	(3,517)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment were as follows (dollars in thousands):

	2012	2011

Land	$18,236	$18,236
Building	42,512	42,378
Leasehold improvements	779	779
Furniture and equipment	19,308	18,986
Construction in progress	604	547
	81,439	80,926
Less accumulated depreciation	(27,863)	(25,568)
	$53,576	$55,358

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 6 - PREMISES AND EQUIPMENT – NET (Continued)

Depreciation expense was $2,400,000 and $2,661,000 for 2012 and 2011.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $460,000 and $481,000 for 2012 and 2011, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2012 is as follows (dollars in thousands):

2013	$128
2014	9
2015	9
Thereafter	9
$155

NOTE 7 - DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2012	2011

Noninterest bearing demand	$339,520	$324,253
Interest bearing demand	278,765	204,402
Savings and money market accounts	476,803	381,498
Certificates of deposit	191,173	305,136
	$1,286,261	$1,215,289

The following table depicts the maturity distribution of certificates of deposit at December 31, 2012 (dollars in thousands):

2013	$109,776
2014	37,843
2015	27,487
2016	11,051
2017	5,016
After	---
$191,173

Approximately $69,227,000 and $106,304,000 in certificates of deposit were in denominations of $100,000 or more at December 31, 2012 and 2011, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank, securities sold under agreements to repurchase and borrowings from the Federal Reserve Bank.  The Company had no securities sold under agreements to repurchase and no borrowings from the Federal Reserve Bank at December 31, 2012 and 2011.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2012

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
	$148,603

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $413,482,000 under a blanket lien arrangement at December 31, 2012 and $389,833,000 under a physical loan collateral delivery arrangement at December 31, 2011.

During the third quarter of 2012, advances totaling $20.0 million were paid off early, resulting in a prepayment fee of $322,000, which is included in other expense for the year ended December 31, 2012.

During the third quarter of 2011, the Bank modified the terms of six of its existing FHLB advances (totaling $60.0 million) having the effect of extending the weighted average maturity from 1.49 years to 4.76 years and decreasing the weighted average interest rate from 1.93% to 1.72%.  As the modification did not result in the terms being substantially different (as defined in ASC 470-50-40-10), the transaction was accounted for as a modification, not extinguishment of debt.  Accordingly, the prepayment fees incurred are amortized as an adjustment of the yield over the remaining life of each advance.

Scheduled repayments of FHLB advances as of December 31, 2012 were as follows (in thousands):

2013	$1,831
2014	1,884
2015	21,938
2016	61,996
2017	2,055
Thereafter	2,118
$91,822

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 - OTHER BORROWED FUNDS (Continued)

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2012 and 2011, and the Company had approximately $30.3 million and $39.5 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $37.2 million and $55.9 million at December 31, 2012 and 2011, respectively.

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

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance.  On December 4, 2009, the Board of Directors of the Company resolved that the Company will exercise its right to defer interest payments on the Debentures for each trust for twenty consecutive quarterly periods or until such earlier time as is determined by further action of the Board of Directors.  The Company is not in default with respect to each trust’s indenture and the deferral of interest does not constitute an event of default under the indentures.  Upon expiration of the deferral, all accrued and unpaid interest is due and payable.  During the deferral period, the Company may not declare or pay any dividends on the Company's common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures.  Accrued and unpaid interest that was included in accrued expenses and other liabilities totaled approximately $4.7 million and $3.1 million at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2012, approximately $37.7 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.  At December 31, 2011, approximately $31.3 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2012	2011

Beginning balance	$1,370	$868
New loans and renewals	10,222	3,937
Repayments and renewals	(5,947)	(3,535)
Effect of changes in related parties	---	100
Ending balance	$5,645	$1,370

Deposits from principal officers, directors, and their affiliates at December 31, 2012 and 2011 were $154.8 million and $149.4 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company's directors.

NOTE 11 - STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans).  The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock.  The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock.  There were 462,932 shares under the Employees’ Plans and 165,375 shares under the Directors’ Plans available for future issuance as of December 31, 2012.  The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

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

There were no options granted during 2012 and 2011.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2012	634,427	$15.11
Forfeited	(19,899)	15.40
Expired	(141,809)	10.64

Outstanding at December 31, 2012	472,719	$16.44	2.52	$	---

Exercisable at December 31, 2012	472,719	$16.44	2.52	$	---

Information related to stock options during each year follows (dollars in thousands):

	2012		2011

Intrinsic value of options exercised	$	---	$	---
Cash received from option exercises		---		---
Tax benefit realized from option exercises		---		---

There was no compensation cost for stock options in 2012 and 2011.

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

Restricted Stock Awards

Restricted stock awards have vesting periods of up to four years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2012	---	---	---
Granted	121,000	$2.90	$349,690
Vested	---	---	---
Forfeited	---	---	---
Outstanding at December 31, 2012	121,000	$2.90	$349,690

Compensation cost related to restricted stock awards totaled $9,000 and $66,000 for 2012 and 2011, respectively.

As of December 31, 2012, there was $341,000 of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.97 years.  There were no restricted stock awards that vested during 2012.  The total fair value of restricted stock awards vested during 2011 was $192,000.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Effective January 1, 2010, the Company temporarily suspended its matching contribution.  Beginning January 1, 2013, the Company reinstated its contribution using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.

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

NOTE 13 – EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands except per share data):

	2012	2011

Net income	$35,490	$5,829
Dividends declared on preferred shares	---	---
Net income available to common shares	$35,490	$5,829

Weighted average shares outstanding, including restricted stock awards – Basic	27,086,792	22,739,990
Dilutive potential common shares:
Stock options	---	---
Conversion of preferred stock	---	---
Stock warrants	---	---
Weighted average shares outstanding – Diluted	27,086,792	22,739,990

Basic earnings per common share	$1.31	$.26
Diluted earnings per common share (1)	1.31	.26

Stock options for 472,719 and 634,427 shares of common stock were not considered in computing diluted earnings per common share for 2012 and 2011, respectively, because they were antidilutive.  Potential common shares associated with the convertible preferred stock were excluded from dilutive potential common shares for 2012 and 2011 as they were antidilutive.  Potential common shares associated with stock warrants issued in 2009 were excluded from dilutive potential common shares for 2012 and 2011 as they were antidilutive.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	2012	2011

Current	$275		$(198)
Deferred	---		198
Valuation allowance – change in estimate	(18,858)		---

Tax expense (benefit)	$(18,583)	$	---

The difference between the financial statement tax expense (benefit) and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2012	2011

Statutory rate	35%		35%
Statutory rate applied to income before taxes	$5,917		$2,040
Add (deduct)
Change in valuation allowance	(24,026)		(1,624)
Tax-exempt interest income	(103)		(10)
Bank-owned life insurance	(297)		(330)
Other, net	(74)		(76)
	$(18,583)	$	---

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

We established an $18.0 million valuation allowance on deferred tax assets in 2009 based primarily on our net operating losses for 2009 and 2008.  As a result of losses incurred in 2010, we increased the valuation allowance to $25.6 million at December 31, 2010.  At December 31, 2011, a valuation allowance of $24.0 million was maintained.

Over the past several quarters, the positive evidence has been increasing, while the negative evidence has been decreasing.  The most significant negative evidence at December 31, 2012 was the level of other real estate owned at $51.6 million, which was down $14.8 million from December 31, 2011.  We achieved our 11th consecutive quarter of profit as of December 31, 2012.  With the positive results of the fourth quarter of 2012, we moved into a cumulative income position for the most recent three year period.  In the first quarter of 2012, the FDIC and OFIR terminated the Bank’s Consent Order and, in the fourth quarter of 2012, the FRB terminated its Written Agreement with the Company, reducing regulatory uncertainty.  Based on this, sustained improvement in asset quality and our projected results, our analysis at December 31, 2012 concluded that it is “more likely than not” that we will continue to produce earnings and that the positive evidence outweighs the negative evidence regarding our ability to utilize our deferred tax assets.  As such, the full valuation allowance of $18.9 million was reversed to federal income tax expense at December 31, 2012.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	December 31, 2012	December 31, 2011
Deferred tax asset
Allowance for loan losses	$8,309		$11,074
Nonaccrual loan interest	1,023		839
Valuation allowance on other real estate owned	6,356		6,029
Net operating loss carryforward	4,188		7,673
Other	1,794		1,137
Gross deferred tax assets	21,670		26,752
Valuation allowance	---		(24,026)
Total net deferred tax assets	21,670		2,726

Deferred tax liabilities
Depreciation	(1,693)		(1,758)
Purchase accounting adjustments	---		(22)
Unrealized gain on securities available for sale	(517)		(204)
Prepaid expenses	(308)		(407)
Other	(372)		(335)
Gross deferred tax liabilities	(2,890)		(2,726)

Net deferred tax asset	$18,780	$	---

At December 31, 2012, we had federal net operating loss carryforwards of $12.0 million that expire through 2030.

There were no unrecognized tax benefits at December 31, 2012 or 2011 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company is no longer subject to examination by the Internal Revenue Service for years before 2009.

NOTE 15 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes.  These financial instruments include commitments to extend credit and standby letters of credit.  These involve, to varying degrees, credit and interest rate risk in excess of the amount reported in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates.  Standby letters of credit are conditional commitments to guarantee a customer’s performance to a third party.  Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit.  Collateral or other security is normally not obtained for these financial instruments prior to their use and many of the commitments are expected to expire without being used.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 15 - COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2012	2011
Commitments to make loans	$75,319	$60,890
Letters of credit	8,200	3,245
Unused lines of credit	276,620	230,674

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $26.9 million and $13.2 million at December 31, 2012 and 2011, respectively.

At year-end 2012, approximately 44% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans was at variable rates tied to prime and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

As of December 31, 2012, there were no material pending legal proceedings to which we or any of our subsidiaries are a party of or which any of our properties are the subject.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 17 - SHAREHOLDERS’ EQUITY (Continued)

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under MOU/ Consent Order (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital (to risk weighted assets)
Consolidated	$168,929	15.0%	$90,244	8.0%	N/A	N/A	N/AA	N/A
Bank	164,214	14.5	90,299	8.0	$112,874	10.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)
Consolidated	150,857	13.4	45,122	4.0	N/A	N/A	N/A	N/A
Bank	149,960	13.3	45,150	4.0	67,724	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	150,857	10.4	58,312	4.0	N/A	N/A	N/A	N/A
Bank	149,960	10.3	58,371	4.0	72,964	5.0	$116,742	8.0%

December 31, 2011
Total capital (to risk weighted assets)
Consolidated	$149,905	13.2%	$91,201	8.0%	N/A	N/A	N/AA	N/A
Bank	142,059	12.5	91,193	8.0	$113,991	10.0%	$125,390	11.0%
Tier 1 capital (to risk weighted assets)
Consolidated	125,028	11.0	45,601	4.0	N/A	N/A	N/A	N/A
Bank	127,576	11.2	45,596	4.0	68,394	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	125,028	8.3	60,598	4.0	N/A	N/A	N/A	N/A
Bank	127,576	8.4	60,528	4.0	75,660	5.0	121,056	8.0

(1)	The MOU is applicable to the December 31, 2012 information presented in these columns and the Consent Order is applicable to the December 31, 2011 information presented in these columns.

Approximately $37.7 million and $31.3 million of trust preferred securities outstanding at December 31, 2012 and 2011, respectively, qualified as Tier 1 capital for regulatory capital purposes.

The Bank was categorized as "well capitalized" at December 31, 2012 and "adequately capitalized" at December 31, 2011 under applicable regulatory guidelines.  The Bank’s total regulatory capital ratios exceeded the levels ordinarily required to be categorized as "well capitalized" at December 31, 2011.  However, because the Bank was subject to the Consent Order at the time, the Bank could not be categorized as "well capitalized" regardless of actual capital levels.  The Consent Order was terminated on March 2, 2012.

The MOU discussed in Note 1 prohibits the Bank from declaring or paying any cash dividend without the prior written consent of its regulators.  The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings.  Under Michigan law, the Bank is also restricted from paying dividends to the Company in excess of its retained earnings.  In the fourth quarter of 2012 the Bank’s retained earnings increased from a deficit balance to a positive $3.6 million balance at December 31, 2012.  Under the resolution adopted by the Board of Directors, the Company is required to obtain the prior approval of the FRB before declaring or paying any dividends.  The Company is also restricted from paying dividends on common or preferred stock as long as the Company has deferred interest payments on its pooled trust preferred securities as discussed in Note 9.

Additional information about the termination of the Consent Order and the Bank’s understanding with its regulators may be found in Note 1 under the heading "Regulatory Developments."

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 17 - SHAREHOLDERS’ EQUITY (Continued)

Issuance of Capital

A summary of the capital instruments issued during recent years is as follows:

Convertible Preferred Stock

In 2008, the Company completed a private offering of 31,290 shares of 12.0% Series A Noncumulative Convertible Perpetual Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $31.3 million.  Proceeds of $30.6 million from issuance were net of $686,000 of costs.

Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 111.73 shares of common stock of the Company, which represents an approximate initial conversion price of $8.95 per share of common stock.  On or after the third anniversary of the issue date, at the option of the Company, the Series A Preferred Stock is subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company’s common stock exceeds 130% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series A Preferred Stock for four consecutive quarters. The conversion rate and conversion price is subject to adjustments in certain circumstances.

In 2009, the Company issued 2,600 shares of 9.0% Series B Noncumulative Convertible Perpetual Preferred Stock (Series B Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $2.6 million.  Proceeds of $2.6 million from issuance were net of $40,000 of costs.

Each share of the Series B Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 166.67 shares of common stock of the Company, which represents an approximate initial conversion price of $6.00 per share of common stock.  On or after the third anniversary of the issue date, at the option of the Company, the Series B Preferred Stock is subject to mandatory conversion into common stock at the prevailing conversion rate, if the closing price of the Company’s common stock exceeds 120% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period and the Company has paid full dividends on the Series B Preferred Stock for four consecutive quarters.  The conversion rate and conversion price is subject to adjustments in certain circumstances.  The Series B Preferred Stock is subordinate to the Series A Preferred Stock.  If all of the outstanding shares of the Series A and Series B Preferred Stock were converted into common stock, the shares of Series A and Series B Preferred Stock would convert into a total of approximately 3.9 million shares of common stock at December 31, 2012.

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

Both the Series A and Series B Preferred Stock qualify as Tier I capital for the Company.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 17 - SHAREHOLDERS’ EQUITY (Continued)

Subordinated Notes

In 2009, the Company received proceeds of $1,650,000 from the issuance of unsecured subordinated debt.  The subordinated debt was in the form of 11% subordinated notes due in 2017 and redeemable three years after issuance.  The subordinated notes are not convertible into common stock or preferred stock.

In order to temporarily replenish the Company’s liquidity pending the Company’s planned public offering of common stock, on April 21, 2011, the Company issued and sold a 2% Subordinated Note due in 2018 in the aggregate principal amount of $1,000,000 to a director of the Company. The note had a maturity date of April 30, 2018. The note holder had a continuing right to convert the note in full into common stock with the stock to be valued at book value and the note to be valued at principal and interest accrued.  On June 29, 2011, the director executed his right to convert the 2% Subordinated Note into 491,830 shares of common stock.

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

Warrants

As previously disclosed, in 2009 the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement in connection with legal precedings related to Trade Partners, Inc.  In connection with the Settlement, the Company issued warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share.  The fair value of the warrants issued was $806,000 and was recorded in Common Stock based upon $0.54 per warrant as determined using a Black-Scholes model.  The warrants expire five years after issuance.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2012	2011
ASSETS

Cash and cash equivalents	$9,787	$10,535
Investment in Bank subsidiary	164,127	128,231
Investment in other subsidiaries	1,654	1,620
Other assets	2,532	109

Total assets	$178,100	$140,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

Subordinated debt	$1,650	$1,650
Long-term debt	41,238	41,238
Other liabilities	4,705	3,181
Total liabilities	47,593	46,069

Total shareholders’ equity	130,507	94,426

Total liabilities and shareholders’ equity	$178,100	$140,495

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2012		2011
Income
Dividends from subsidiaries	$	---	$	---
Other		---		---
Total income		---		---

Expense
Interest expense		1,719		1,598
Other expense		555		588
Total expense		2,274		2,186

Income (loss) before income tax and equity in undistributed earnings of subsidiaries		(2,274)		(2,186)
Equity in undistributed earnings of subsidiaries		35,338		8,015

Income before income tax		33,064		5,829
Income tax benefit		(2,426)		---

Net income		35,490		5,829
Dividends declared on preferred shares		---		---
Net income available to common stock		$35,490		$5,829
Comprehensive income		$36,072		$6,196

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2012		2011
Cash flows from operating activities
Net income		$35,490		$5,829
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries		(35,338)		(8,015)
(Increase) decrease in other assets		(2,424)		428
Increase in other liabilities		1,524		1,395
Net cash from operating activities		(748)		(363)

Cash flows from investing activities
Investment in subsidiaries		---		(10,000)
Net cash from investing activities		---		(10,000)

Cash flows from financing activities
Proceeds from issuance of subordinated note and conversion to common stock		---		1,000
Proceeds from issuance of common stock		---		19,319
Cash dividends paid		---		---
Net cash from financing activities		---		20,319

Net change in cash and cash equivalents		(748)		9,956
Cash and cash equivalents at beginning of year		10,535		579
Cash and cash equivalents at end of year		$9,787		$10,535

Supplemental noncash disclosures:
Preferred stock dividends accrued, paid in subsequent quarter	$	---	$	---

NOTE 19 - QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

	Interest	Net Interest	Provision for		Earnings Per Common Share
	Income	Income	Loan Losses	Net Income	Basic	Fully Diluted
2012
First quarter	$14,099	$11,281	$(3,600)	$4,485	$.17	$.17
Second quarter	13,900	11,322	(1,750)	3,186	.12	.12
Third quarter	16,269	13,892	(1,250)	6,585	.24	.24
Fourth quarter	13,009	10,968	(500)	21,234	.78	.78

2011
First quarter	$15,853	$11,598	$(1,450)	$1,291	$.07	$.07
Second quarter	15,490	11,782	(2,000)	2,401	.13	.13
Third quarter	14,900	11,501	(1,250)	1,052	.04	.04
Fourth quarter	14,537	11,419	---	1,085	.04	.04

During the first quarter of 2012, we collected $4.4 million on a previously charged off loan, resulting in the large negative provision for loan losses.  During the third quarter of 2012, we collected a $2.8 million prepayment penalty, positively impacting interest income, net interest income and net income.  During the fourth quarter of 2012, we reversed our deferred tax asset valuation allowance, increasing net income by $18.9 million.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2012.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2012, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012 based on those criteria.

BDO USA, LLP, an independent registered certified public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Macatawa Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

February 21, 2013
Grand Rapids, Michigan

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 7, 2013 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 7, 2013 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 7, 2013 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2012.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	472,719	$16.44	628,307
Equity compensation plans not approved by security holders	0	N/A	0
Total	472,719	$16.44	628,307

(1)
Consists of the Macatawa Bank Corporation Stock Compensation Plan, the Macatawa Bank Corporation 1998 Directors’ Stock Compensation Plan, the Macatawa Bank Corporation 2006 Stock Compensation Plan and the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan.  Stock options may no longer be issued under the Macatawa Bank Corporation Stock Compensation Plan or the Macatawa Bank Corporation 1998 Directors’ Stock Compensation Plan.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation 2006 Stock Compensation Plan (462,932 shares) and the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan (165,375 shares) represents shares that may be issued other than upon the exercise of an option, warrant or right.  Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 7, 2013 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 7, 2013 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011 Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
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

10.3*
Macatawa Bank Corporation 2006 Stock Compensation Plan.  Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.3.  Here incorporated by reference.

10.4*
Macatawa Bank Corporation 2006 Directors' Stock Compensation Plan.  Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.4.  Here incorporated by reference.

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

10.7*
Form of Stock Option Agreement for non-qualified stock options.  Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.7.  Here incorporated by reference.

10.8*
Form of Stock Option Agreement for incentive stock options.  Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.8.  Here incorporated by reference.

10.9*
Form of Stock Option Agreement under the Directors’ Stock Compensation Plan.   Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.9.  Here incorporated by reference.

10.10*	Form of Restricted Stock Agreement.

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

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. § 1350.

* Management contract or compensatory plan.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request to Chief Financial Officer, Macatawa Bank Corporation, 10753 Macatawa Drive, Holland, Michigan 49424.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 21, 2013.

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

Signature

*/s/ Richard L. Postma	February 21, 2013
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 21, 2013
Ronald L. Haan, Chief Executive Officer

/s/ Jon W. Swets	February 21, 2013
Jon W. Swets, Senior Vice President and Chief Financial Officer

*/s/ Mark J. Bugge	February 21, 2013
Mark J. Bugge, Director

*/s/ Arend D. Lubbers	February 21, 2013
Arend D. Lubbers, Director

*/s/ Thomas J. Wesholski	February 21, 2013
Thomas J. Wesholski, Director

*/s/ Douglas B. Padnos	February 21, 2013
Douglas B. Padnos, Director

*/s/ Wayne J. Elhart	February 21, 2013
Wayne J. Elhart, Director

*/s/ Charles A. Geenen	February 21, 2013
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 21, 2013
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 21, 2013
Robert L. Herr, Director

*/s/ Thomas P. Rosenbach	February 21, 2013
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact