Form 10-Q
period 2013-03-31
MACATAWA BANK CORP
filed 2013-04-25
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,253,825 shares of the Company's Common Stock (no par value) were outstanding as of April 25, 2013.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting", “initiative” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, obtain continuing regulatory approval to make interest payments on our subordinated notes, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page
		Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	47

	Item 4.
	Controls and Procedures	48

Part II.	Other Information:

	Item 6.
	Exhibits	49

Signatures		51

Index

Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 (unaudited) and December 31, 2012

(dollars in thousands, except per share data)	March 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$21,585	$33,556
Federal funds sold and other short-term investments	127,742	192,802
Cash and cash equivalents	149,327	226,358
Interest-bearing time deposits in other financial institutions	25,000	---
Securities available for sale, at fair value	126,795	123,497
Securities held to maturity (fair value 2013 - $5,381 and 2012 - $4,301)	5,380	4,300
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	3,976	8,130
Total loans	1,051,009	1,052,348
Allowance for loan losses	(23,487)	(23,739)
Net loans	1,027,522	1,028,609
Premises and equipment – net	53,284	53,576
Accrued interest receivable	3,687	3,411
Bank-owned life insurance	26,974	26,804
Other real estate owned	51,593	51,582
Net deferred tax asset	17,694	18,780
Other assets	4,970	4,435
Total assets	$1,507,438	$1,560,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$312,176	$339,520
Interest-bearing	919,214	946,741
Total deposits	1,231,390	1,286,261
Other borrowed funds	90,658	91,822
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	9,597	9,240
Total liabilities	1,374,533	1,430,211

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at March 31, 2013 and December 31, 2012	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,300 shares issued and outstanding at March 31, 2013 and 2,600 shares issued and outstanding at December 31, 2012	2,260	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,253,825 shares issued and outstanding at March 31, 2013 and 27,203,825 shares issued and outstanding at December 31, 2012	188,048	187,718
Retained deficit	(88,862)	(91,335)
Accumulated other comprehensive income	855	960
Total shareholders' equity	132,905	130,507
Total liabilities and shareholders' equity	$1,507,438	1,560,718

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2013 and 2012
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Interest income
Loans, including fees		$11,668		$13,526
Securities
Taxable		428		318
Tax-exempt		142		42
FHLB Stock		99		85
Federal funds sold and other short-term investments		96		128
Total interest income		12,433		14,099

Interest expense
Deposits		1,086		1,650
Debt and other borrowed funds		864		1,168
Total interest expense		1,950		2,818

Net interest income		10,483		11,281
Provision for loan losses		(750)		(3,600)
Net interest income after provision for loan losses		11,233		14,881

Noninterest income
Service charges and fees		913		795
Net gains on mortgage loans		825		471
Trust fees		588		609
Gain on sale of securities		20		---
ATM and debit card fees		976		981
Other		641		855
Total noninterest income		3,963		3,711

Noninterest expense
Salaries and benefits		5,794		5,720
Occupancy of premises		946		971
Furniture and equipment		749		828
Legal and professional		189		212
Marketing and promotion		247		210
Data processing		352		351
FDIC assessment		471		710
ATM and debit card processing		291		288
Bond and D&O Insurance		186		268
Losses on repossessed and foreclosed properties		59		1,596
Administration and disposition of problem assets		902		1,462
Other		1,395		1,491
Total noninterest expenses		11,581		14,107

Income before income tax		3,615		4,485
Income tax expense		1,142		---

Net income		2,473		4,485
Dividends declared on preferred shares		---		---
Net income available to common shares		$2,473		$4,485

Basic earnings per common share		$0.09		$0.17
Diluted earnings per common share		$0.09		$0.17
Cash dividends per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2013 and 2012
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net income	$2,473	$4,485

Other comprehensive income (loss), net of tax:
Net change in unrealized gains on securities available for sale, net of tax of $52 - 2013 and $13 - 2012	(92)	(24)
Less: reclassification adjustment for securities gain recognized in earnings, net of tax of $7 – 2013 and $0 - 2012	13	---
Other comprehensive income (loss), net of tax	(105)	(24)

Comprehensive income	$2,368	$4,461

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2013 and 2012
(unaudited)

	Preferred Stock		Common	Retained	Accumulated Other Comprehensive	Total Shareholders'
(dollars in thousands, except per share data)	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity
Balance, January 1, 2012	$30,604	$2,560	$187,709	$(126,825)	$378	$94,426

Net income for three months ended March 31, 2012				4,485		4,485

Net change in unrealized gain (loss) on securities available for sale, net of tax					(24)	(24)

Balance, March 31, 2012	$30,604	$2,560	$187,709	$(122,340)	$354	$98,887

Balance, January 1, 2013	$30,604	$2,560	$187,718	$(91,335)	$960	$130,507

Net income for three months ended March 31, 2013				2,473		2,473

Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of Common Stock		(300	300

Net change in unrealized gain (loss) on securities available for sale, net of tax					(105)	(105)

Stock compensation expense			30			30

Balance, March 31, 2013	$30,604	$2,260	$188,048	$(88,862)	$855	$132,905

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2013 and 2012
(unaudited)

(dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities
Net income	$2,473	$4,485
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	800	704
Stock compensation expense	30	---
Provision for loan losses	(750)	(3,600)
Origination of loans for sale	(29,776)	(26,524)
Proceeds from sales of loans originated for sale	34,755	19,459
Net gains on mortgage loans	(825)	(471)
Gain on sales of securities	(20)	---
Write-down of other real estate	379	1,690
Net gain on sales of other real estate	(320)	(94)
Decrease (increase) in net deferred tax asset	(1,142)	---
Decrease (increase) in accrued interest receivable and other assets	1,473	450
Earnings in bank-owned life insurance	(170)	(223)
Increase in accrued expenses and other liabilities	(713)	2,798
Net cash from operating activities	6,194	(1,326)

Cash flows from investing activities
Loan originations and payments, net	(434)	6,639
Change in interest-bearing deposits in other financial institutions	(25,000)	---
Purchases of securities available for sale	(8,642)	(44,921)
Purchases of securities held to maturity	(1,100)	---
Proceeds from:
Maturities and calls of securities available for sale	3,689	10,470
Sales of securities available for sale	603	---
Principal paydowns on securities	1,775	334
Sales of other real estate	2,201	4,417
Additions to premises and equipment	(282)	(83)
Net cash from investing activities	(27,190)	(23,144)

Cash flows from financing activities
Net decrease in in-market deposits	(54,871)	(818)
Repayments of other borrowed funds	(1,164)	(11,114)
Net cash from financing activities	(56,035)	(11,932)
Net change in cash and cash equivalents	(77,031)	(36,402)
Cash and cash equivalents at beginning of period	226,358	243,042
Cash and cash equivalents at end of period	$149,327	$206,640
Supplemental cash flow information
Interest paid	$1,566	$2,462
Income taxes paid	---	---
Supplemental noncash disclosures:
Transfers from loans to other real estate	2,271	5,811
Securities purchased not settled	1,070	---

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

Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Regulatory Developments:

Release of Memorandum of Understanding with Macatawa Bank and its Regulators

On April 12, 2013, the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Department of Insurance and Financial Services (“DIFS”; formerly known as the Michigan Office of Financial and Insurance Regulation), the primary banking regulators of the Bank, notified the Bank that the Bank’s Memorandum of Understanding (“MOU”) with the FDIC and DIFS had served its purpose and was released.  As a result, the Bank is no longer subject to any regulatory order, memorandum of understanding or other similar regulatory directive or proceeding and has returned to a normal regulatory operating environment.

The MOU documented an understanding the Bank reached with regulators in connection with termination of the Bank’s former Consent Order on March 2, 2012.  The requirements of the MOU which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 are no longer applicable to the Bank.  In particular, the enhanced regulatory capital requirements of the MOU no longer apply to the Bank and the Bank is no longer required to obtain the prior written consent of the FDIC and DIFS before the Bank declares or pays dividends.

We believe the FDIC and DIFS released the MOU as a result of:  (i) the Bank's substantial compliance with the MOU, (ii) our implementation of enhanced corporate governance practices and disciplined business and banking principles, (iii) substantial improvements in the Bank's asset quality, (iv) improved liquidity, (v) continued improvement in the Bank's financial condition and earnings performance, and (vi) Bank regulatory capital levels well in excess of the levels required to be classified as "well capitalized" for regulatory purposes and to comply with our MOU due to our successful capital raise and the Bank's retained earnings.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Board Resolution

In connection with the termination of the Company’s Written Agreement by the Federal Reserve Bank of Chicago (“FRB”) on October 26, 2012, the Board of Directors of the Company adopted a resolution requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company debt, or redeeming any capital stock.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Allowance for Loan Losses: The allowance for loan losses (allowance) is a valuation allowance for probable incurred credit losses inherent in our loan portfolio, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans. Management believes the allowance for loan losses balance to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other relevant factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Management continues its collection efforts on previously charged-off balances and applies recoveries as additions to the allowance for loan losses.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2013, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Commercial and commercial real estate loans with relationship balances exceeding $500,000 and an internal risk grading of 6 or worse are evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated and the loan is reported at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and they are not separately identified for impairment disclosures.

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

Adoption of New Accounting Standards: The Financial Accounting Standards Board (“FASB”) has issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the statement where net income is presented or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in this ASU apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income.  For public entities, the amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012.  The Company adopted this ASU on January 1, 2013 by including the required disclosures in Note 2 to the consolidated financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value
Available for Sale:
U.S. Treasury and federal agency securities	$44,701	$286	$(18)	$44,969
U.S. Agency MBS and CMOs	21,729	204	---	21,933
Tax-exempt state and municipal bonds	21,866	222	(112)	21,976
Taxable state and municipal bonds	27,253	657	(49)	27,861
Corporate bonds and other debt securities	8,431	84	(5)	8,510
Other equity securities	1,500	46	---	1,546
	$125,480	$1,499	$(184)	$126,795
Held to Maturity
State and municipal bonds	$5,380	$1	$ ---	$5,381

December 31, 2012
Available for Sale:
U.S. Treasury and federal agency securities	$42,245	$340	$(21)	$42,564
U. S. Agency MBS and CMOs	23,495	272	(6)	23,761
Tax-exempt state and municipal bonds	20,598	244	(49)	20,793
Taxable state and municipal bonds	26,726	619	(49)	27,296
Corporate bonds	7,456	77	(7)	7,526
Other equity securities	1,500	57	---	1,557
	$122,020	$1,609	$(132)	$123,497
Held to Maturity:
State and municipal bonds	$4,300	$1	$ ---	$4,301

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Proceeds from the sale of securities available for sale were $603,000 in the three month period ended March 31, 2013 resulting in net gain on sale of $20,000 as reported in the consolidated statements of income.  This resulted in a reclassification of $20,000 ($13,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statement of Income.  There were no sales of securities in the three month period ended March 31, 2012.

Contractual maturities of debt securities at March 31, 2013 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,080	$4,081	$2,828	$2,854
Due from one to five years	430	430	49,729	50,527
Due from five to ten years	590	590	37,539	37,841
Due after ten years	280	280	33,884	34,027
	$5,380	$5,381	$123,980	$125,249

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
March 31, 2013	Value	Loss	Value		Loss		Value	Loss
U.S. Treasury and federal agency securities	$7,424	$(18)	$	---	$	---	$7,424	$(18)
U.S. Agency MBS and CMOs	---	---					---	---
Tax-exempt state and municipal bonds	8,238	(112)		---		---	8,238	(112)
Taxable state and municipal bonds	4,622	(49)		---		---	4,622	(49)
Corporate bonds and other debt securities	2,008	(5)		---		-	2,008	(5)
Other equity securities	---	---		---		---	---	---
Total temporarily impaired	$22,292	$(184)	$	---	$	---	$22,292	$(184)

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
December 31, 2012	Value	Loss	Value		Loss		Value	Loss
U.S. Treasury and federal agency securities	$10,977	$(21)	$	---	$	---	$10,977	$(21)
U.S. Agency MBS and CMOs	3,373	(6)		---		---	3,373	(6)
Tax-exempt state and municipal bonds	4,613	(49)		---		---	4,613	(49)
Taxable state and municipal bonds	4,661	(49)		---		---	4,661	(49)
Corporate bonds	3,945	(7)					3,945	(7)
Other equity securities	---	---		---		---	---	---
Total temporarily impaired	$27,569	$(132)	$	---	$	---	$27,569	$(132)

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the three month periods ended March 31, 2013 and 2012.

Securities with a carrying value of approximately $7.3 million and $7.4 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2013 and December 31, 2012, respectively.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2013	December 31, 2012

Commercial and industrial	$259,145	$259,700

Commercial real estate:
Residential developed	23,620	26,090
Unsecured to residential developers	7,121	5,547
Vacant and unimproved	54,036	56,525
Commercial development	1,500	1,799
Residential improved	76,788	75,813
Commercial improved	254,313	255,738
Manufacturing and industrial	80,152	81,447
Total commercial real estate	497,530	502,959

Consumer
Residential mortgage	183,879	182,625
Unsecured	1,689	1,683
Home equity	96,914	92,764
Other secured	11,852	12,617
Total consumer	294,334	289,689

Total loans	1,051,009	1,052,348
Allowance for loan losses	(23,487)	(23,739)

	$1,027,522	$1,028,609

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2013:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(161)	(237)	(244)	---	(642)
Recoveries	355	684	101	---	1,140
Provision for loan losses	(673)	(546)	458	11	(750)
Ending Balance	$5,980	$13,358	$4,102	$47	$23,487

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2013:
	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,290	$2,135	$1,078	$	---	$5,503
Collectively evaluated for impairment	3,690	11,223	3,024		47	17,984
Total ending allowance balance	$5,980	$13,358	$4,102		$47	$23,487

Loans:
Individually reviewed for impairment	$17,497	$50,557	$15,338	$	---	$83,392
Collectively evaluated for impairment	241,648	446,973	278,996		---	967,617
Total ending loans balance	$259,145	$497,530	$294,334	$	---	$1,051,009

December 31, 2012:
	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,920	$2,418	$716	$	---	$6,054
Collectively evaluated for impairment	3,539	11,039	3,071		36	17,685
Total ending allowance balance	$6,459	$13,457	$3,787		$36	$23,739

Loans:
Individually reviewed for impairment	$14,390	$54,831	$14,086	$	---	$83,307
Collectively evaluated for impairment	245,310	448,128	275,603		---	969,041
Total ending loans balance	$259,700	$502,959	$289,689	$	---	$1,052,348

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$6,882	$6,879	$	---

Commercial real estate:
Residential developed	5,854	4,741		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,303	1,261		---
Commercial development	---	---		---
Residential improved	840	705		---
Commercial improved	5,275	3,035		---
Manufacturing and industrial	1,033	1,033		---
	14,305	10,775
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$21,187	$17,654	$	---

With an allowance recorded:
Commercial and industrial	$10,618	$10,618		$2,290

Commercial real estate:
Residential developed	1,814	1,814		322
Unsecured to residential developers	---	---		---
Vacant and unimproved	2,073	2,073		67
Commercial development	15	15		1
Residential improved	11,245	11,245		508
Commercial improved	18,933	18,933		1,072
Manufacturing and industrial	5,702	5,702		165
	39,782	39,782		2,135
Consumer:
Residential mortgage	9,960	9,880		694
Unsecured	---	---		---
Home equity	5,458	5,458		384
Other secured	---	---		---
	15,418	15,338		1,078
	$65,818	$65,738		$5,503

Total	$87,005	$83,392		$5,503

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Average of impaired loans during the period:
Commercial and industrial	$17,233	$18,960

Commercial real estate:
Residential developed	7,128	9,468
Unsecured to residential developers	---	---
Vacant and unimproved	3,647	3,483
Commercial development	16	219
Residential improved	12,526	14,545
Commercial improved	21,945	16,100
Manufacturing and industrial	7,018	9,468

Consumer	14,651	15,924

Interest income recognized during impairment:
Commercial and industrial	343	340
Commercial real estate	618	654
Consumer	123	140

Cash-basis interest income recognized
Commercial and industrial	337	319
Commercial real estate	589	619
Consumer	124	138

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013:
	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$8,781	$	---

Commercial real estate:
Residential developed	2,135		---
Unsecured to residential developers	---		---
Vacant and unimproved	130		---
Commercial development	2		---
Residential improved	775		---
Commercial improved	1,207		224
Manufacturing and industrial	200		---
	4,449		224
Consumer:
Residential mortgage	207		91
Unsecured	19		---
Home equity	359		44
Other secured	---		---
	585		135
Total	$13,815		$359

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012:
	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$7,657	$	---

Commercial real estate:
Residential developed	3,024		---
Unsecured to residential developers	---		---
Vacant and unimproved	706		---
Commercial development	2		196
Residential improved	1,159		---
Commercial improved	1,521		422
Manufacturing and industrial	225		---
	6,637		618
Consumer:
Residential mortgage	447		---
Unsecured	19		---
Home equity	625		---
Other secured	---		---
	1,091		---
Total	$15,385		$618

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$120	$247	$367	$258,778	$259,145

Commercial real estate:
Residential developed	---	1,712	1,712	21,908	23,620
Unsecured to residential developers	---	---	---	7,121	7,121
Vacant and unimproved	409	96	505	53,531	54,036
Commercial development	---	2	2	1,498	1,500
Residential improved	335	160	495	76,293	76,788
Commercial improved	1,067	1,084	2,151	252,162	254,313
Manufacturing and industrial	---	200	200	79,952	80,152
	1,811	3,254	5,065	492,465	497,530
Consumer:
Residential mortgage	146	294	440	183,439	183,879
Unsecured	---	---	---	1,689	1,689
Home equity	289	370	659	96,255	96,914
Other secured	54	---	54	11,798	11,852
	489	664	1,153	293,181	294,334
Total	$2,420	$4,165	$6,585	$1,044,424	$1,051,009

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$395	$219	$614	$259,086	$259,700

Commercial real estate:
Residential developed	---	35	35	26,055	26,090
Unsecured to residential developers	---	---	---	5,547	5,547
Vacant and unimproved	17	652	669	55,856	56,525
Commercial development	---	199	199	1,600	1,799
Residential improved	520	192	712	75,101	75,813
Commercial improved	2,502	1,436	3,938	251,800	255,738
Manufacturing and industrial	200	25	225	81,222	81,447
	3,239	2,539	5,778	497,181	502,959
Consumer:
Residential mortgage	647	110	757	181,868	182,625
Unsecured	---	---	---	1,683	1,683
Home equity	415	264	679	92,085	92,764
Other secured	59	---	59	12,558	12,617
	1,121	374	1,495	288,194	289,689
Total	$4,755	$3,132	$7,887	$1,044,461	$1,052,348

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $5,452,000 and $6,005,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2013 and December 31, 2012, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During the three months ended March 31, 2013 and throughout 2012, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at March 31, 2013, it is unlikely that any such loans will be removed from TDR status in 2013.

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

The following table presents information regarding troubled debt restructurings as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	59	$16,142	58	$14,485
Commercial real estate	138	47,701	142	49,936
Consumer	100	15,196	86	13,634
	297	$79,039	286	$78,055

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings executed during the three month periods ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification		Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	1	$25	$	---	10	$1,243	$	---
Commercial real estate	5	1,441		---	30	6,396		86
Consumer	23	5,022		1,770	7	1,188		260
	29	$6,488		$1,770	47	$8,827		$346

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended March 31, 2013 and March 31, 2012 that are not considered TDRs (dollars in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	86	$29,927	94	$33,290
Commercial real estate	94	35,589	79	36,800
Consumer	11	194	24	872
	191	$65,710	197	$70,962

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended March 31, 2013 and 2012 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance

Commercial and industrial	---	$	---	2	$92
Commercial real estate	---		---	1	76
Consumer	---		---	1	70

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of March 31, 2013, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$1,297	$18,350	$66,913	$146,421	$14,782	$2,601	$8,781	$	---

Commercial real estate:
Residential developed	---	---	691	7,459	7,188	6,147	2,135		---
Unsecured to residential developers	---	---	---	7,111	10	---	---		---
Vacant and unimproved	---	---	12,097	30,029	10,581	1,199	130		---
Commercial development	---	---	---	477	1,006	15	2		---
Residential improved	---	114	10,256	43,933	14,178	7,532	775		---
Commercial improved	---	1,769	46,041	158,116	35,143	12,037	1,207		---
Manufacturing and industrial	---	277	21,490	45,669	9,270	3,246	200		---

	$1,297	$20,510	$157,488	$439,215	$92,158	$32,777	$13,230	$	---

As of December 31, 2012, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8

Commercial and industrial	$1,349	$20,630	$72,723	$141,425	$12,027	$3,884	$7,662	$	---

Commercial real estate:
Residential developed	---	---	715	6,240	9,772	6,339	3,024		---
Unsecured to residential developers	---	---	---	5,535	12	---	---		---
Vacant and unimproved	---	---	12,532	29,654	12,412	1,221	706		---
Commercial development	---	---	---	482	1,102	213	2		---
Residential improved	---	115	9,973	41,578	14,471	8,517	1,159		---
Commercial improved	---	2,009	40,253	159,353	37,449	15,153	1,521		---
Manufacturing and industrial	---	2,087	17,795	48,061	9,592	3,687	225		---

	$1,349	$24,841	$153,991	$432,328	$96,837	$39,014	$14,299	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2013	December 31, 2012

Not classified as impaired	$11,287	$13,015
Classified as impaired	34,720	40,298

Total commercial loans classified substandard or worse	$46,007	$53,313

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2013	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$183,585	$1,689	$96,544	$11,852
Nonperforming	294	---	370	---
Total	$183,879	$1,689	$96,914	$11,852

December 31, 2012	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$182,515	$1,683	$92,500	$12,617
Nonperforming	110	---	264	---
Total	$182,625	$1,683	$92,764	$12,617

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Beginning balance	$69,743	$83,663	$83,663
Additions, transfers from loans and fixed assets	2,271	9,168	5,811
Proceeds from sales of other real estate owned	(2,201)	(18,729)	(4,417)
Valuation allowance reversal upon sale	(651)	(4,300)	(1,463)
Gain (loss) on sale of other real estate owned	320	(59)	94
	69,482	69,743	83,688
Less: valuation allowance	(17,889)	(18,161)	(17,452)
Ending balance	$51,593	$51,582	$66,236

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Beginning balance	$18,161	$17,225
Additions charged to expense	379	1,690
Reversals upon sale	(651)	(1,463)
Ending balance	$17,889	$17,452

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2013
U.S. Treasury and federal agency securities	$44,969	$	---	$44,969	$	---
U.S. Agency MBS and CMOs	21,933		---	21,933		---
Tax-exempt state and municipal bonds	21,976		---	21,976		---
Taxable state and municipal bonds	27,861		---	27,861		---
Corporate bonds and other debt securities	8,510		---	8,510		---
Other equity securities	1,546		---	1,546		---
Loans held for sale	3,976		---	3,976		---

December 31, 2012
U.S. Treasury and federal agency securities	$42,564	$	---	$42,564	$	---
U.S. Agency MBS and CMOs	23,761		---	23,761		---
Tax-exempt state and municipal bonds	20,793		---	20,793		---
Taxable state and municipal bonds	27,296		---	27,296		---
Corporate bonds	7,526		---	7,526		---
Other equity securities	1,557		---	1,557		---
Loans held for sale	8,130		---	8,130		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Impaired loans	$32,141	$	---	$	---	$32,141
Other real estate owned	41,505		---		---	41,505

December 31, 2012
Impaired loans	$34,668	$	---	$	---	$34,668
Other real estate owned	41,594		---		---	41,594

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2013 and December 31, 2012 (dollars in thousands).

	Level in	March 31, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$21,585	$21,585	$33,556	$33,556
Cash equivalents	Level 2	127,742	127,742	192,802	192,802
Interest-bearing time deposits in other financial institutions	Level 2	25,000	25,000	---	---
Securities held to maturity	Level 2	5,380	5,381	4,300	4,301
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	995,381	1,000,170	993,941	999,619
Bank owned life insurance	Level 3	26,974	26,974	26,804	26,804
Accrued interest receivable	Level 2	3,687	3,687	3,411	3,411

Financial liabilities
Deposits	Level 2	(1,231,390)	(1,231,233)	(1,286,261)	(1,285,819)
Other borrowed funds	Level 2	(90,658)	(93,944)	(91,822)	(95,213)
Long-term debt	Level 2	(41,238)	(33,188)	(41,238)	(30,463)
Subordinated debt	Level 2	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	Level 2	(5,241)	(5,241)	(4,858)	(4,858)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing time deposits in other financial institutions, bank owned life insurance, accrued interest receivable and payable, demand deposits, short-term borrowings and variable rate loans or deposits that reprice frequently and fully. Security fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities as discussed above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet credit-related items is not significant.

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):
	March 31, 2013	December 31, 2012
Noninterest-bearing demand	$312,176	$339,520
Interest bearing demand	260,806	278,765
Savings and money market accounts	480,152	476,803
Certificates of deposit	178,256	191,173
	$1,231,390	$1,286,261

Approximately $63.7 million and $69.2 million in certificates of deposit were in denominations of $100,000 or more at March 31, 2013 and December 31, 2012, respectively.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

March 31, 2013
Single maturity fixed rate advances	$80,000	May 2015 to September 2016	1.70%
Amortizable mortgage advances	10,658	March 2018 to July 2018	3.77%
	$90,658

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2012
Single maturity fixed rate advances	$80,000	May 2015 to September 2016	1.70%
Amortizable mortgage advances	11,822	March 2018 to July 2018	3.78%
	$91,822

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $422,883,000 and $413,482,000 under a blanket lien arrangement at March 31, 2013 and December 31, 2012, respectively.

Scheduled repayments of FHLB advances as of March 31, 2013 were as follows (in thousands):

2013	$667
2014	1,884
2015	21,938
2016	61,996
2017	2,055
Thereafter	2,118
$90,658

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2013 and December 31, 2012, and the Company had approximately $29.1 million and $30.3 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $35.3 million and $37.2 million at March 31, 2013 and December 31, 2012, respectively.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2013 and 2012 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net income	$2,473	$4,485
Dividends declared on preferred shares	---	---
Net income available to common shares	$2,473	$4,485

Weighted average shares outstanding, including participating stock awards - Basic	27,211,603	27,082,825

Dilutive potential common shares:
Stock options	---	---
Conversion of preferred stock	---	---
Stock warrants	---	---
Weighted average shares outstanding - Diluted	27,211,603	27,082,825

Basic earnings per common share	$0.09	$0.17
Diluted earnings per common share	$0.09	$0.17

Stock options for 448,165 and 632,404 shares of common stock for the three month periods ended March 31, 2013 and 2012, respectively, were not considered in computing diluted earnings per share because they were antidilutive. Potential common shares associated with convertible preferred stock and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012

Current	$	---		$13
Deferred (benefit) expense		1,142		(13)
		$1,142	$	---

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Statutory rate	35%		35%
Statutory rate applied to income before taxes	$1,265		$1,570
Add (deduct)
Change in valuation allowance	---		(1,473)
Tax-exempt interest income	(46)		(12)
Bank-owned life insurance	(60)		(78)
Other, net	(17)		(7)
	$1,142	$	---

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

Throughout 2012, the positive evidence increased, while the negative evidence decreased.  The most significant negative evidence at December 31, 2012 was the level of other real estate owned at $51.6 million, which was down $14.8 million from December 31, 2011.  We achieved our 11th consecutive quarter of profit as of December 31, 2012.  With the positive results of the fourth quarter of 2012, we moved into a cumulative income position for the most recent three year period.  In the first quarter of 2012, the FDIC and DIFS terminated the Bank’s Consent Order and, in the fourth quarter of 2012, the FRB terminated its Written Agreement with the Company, reducing regulatory uncertainty.  Based on this, sustained improvement in asset quality and our projected results, our analysis at December 31, 2012 concluded that it was “more likely than not” that we will continue to produce earnings and that the positive evidence outweighed the negative evidence regarding our ability to utilize our deferred tax assets.  As such, the full valuation allowance of $18.9 million was reversed to federal income tax expense at December 31, 2012.  We achieved our 12th consecutive quarter of profitability in the first quarter of 2013 and again concluded that no valuation allowance on our net deferred tax asset was necessary at March 31, 2013.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets
Allowance for loan losses	$8,220	$8,309
Nonaccrual loan interest	1,050	1,023
Valuation allowance on other real estate owned	6,261	6,356
Net operating loss carryforward	3,123	4,188
Other	1,797	1,794
Gross deferred tax assets	20,451	21,670
Valuation allowance	---	---
Total net deferred tax assets	20,451	21,670

Deferred tax liabilities
Depreciation	(1,642)	(1,693)
Unrealized gain on securities available for sale	(460)	(517)
Prepaid expenses	(308)	(308)
Other	(347)	(372)
Gross deferred tax liabilities	(2,757)	(2,890)
Net deferred tax asset	$17,694	$18,780

At March 31, 2013, we had federal net operating loss carry forwards of $8.9 million that expire through 2030.

There were no unrecognized tax benefits at March 31, 2013 or December 31, 2012 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2009.

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK

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

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at period-end (dollars in thousands):
	March 31, 2013	December 31, 2012
Commitments to make loans	$56,632	$75,319
Letters of credit	8,002	8,200
Unused lines of credit	274,629	276,620

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $18.8 million and $26.9 million at March 31, 2013 and December 31, 2012, respectively.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At March 31, 2013, approximately 30% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2013, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

NOTE 12 – SHAREHOLDERS' EQUITY

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2013 and December 31, 2012, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations		Minimum Required Under MOU
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital (to risk weighted assets)
Consolidated	$172,361	15.4%	$89,830	8.0%	N/A	N/A	N/A	N/A
Bank	168,273	15.0	89,889	8.0	$112,361	10.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)
Consolidated	155,640	13.9	44,915	4.0	N/A	N/A	N/A	N/A
Bank	154,091	13.7	44,944	4.0	67,417	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	155,640	10.5	59,599	4.0	N/A	N/A	N/A	N/A
Bank	154,091	10.4	59,564	4.0	74,454	5.0	$119,127	8.0%

December 31, 2012
Total capital (to risk weighted assets)
Consolidated	$168,929	15.0%	$90,244	8.0%	N/A	N/A	N/A	N/A
Bank	164,214	14.5	90,299	8.0	$112,874	10.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)
Consolidated	150,857	13.4	45,122	4.0	N/A	N/A	N/A	N/A
Bank	149,960	13.3	45,150	4.0	67,724	6.0	N/A	N/A
Tier 1 capital (to average assets)
Consolidated	150,857	10.4	58,312	4.0	N/A	N/A	N/A	N/A
Bank	149,960	10.3	58,371	4.0	72,964	5.0	$116,742	8.0%

Approximately $38.9 million and $37.7 million of trust preferred securities outstanding at March 31, 2013 and December 31, 2012, respectively, qualified as Tier 1 capital. Refer to our 2012 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2013 and December 31, 2012.

In connection with the October 26, 2012 termination of the Company’s Written Agreement with the Federal Reserve Bank of Chicago, the Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company debt, or redeeming any capital stock.  The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. The Bank had retained earnings of approximately $6.4 million at March 31, 2013.

On April 12, 2013, the FDIC and DIFS, the primary banking regulators of the Bank, notified the Bank that the Bank’s MOU with the FDIC and DIFS had served its purpose and was released.  As a result, the Bank is no longer subject to any regulatory order, memorandum of understanding or other similar regulatory directive or proceeding and has returned to a normal regulatory operating environment.  The requirements of the MOU which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 are no longer applicable to the Bank.  In particular, the enhanced regulatory capital requirements of the MOU no longer apply to the Bank and the Bank is no longer required to obtain the prior written consent of the FDIC and DIFS before the Bank declares or pays dividends.

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

At March 31, 2013, we had total assets of $1.51 billion, total loans of $1.05 billion, total deposits of $1.23 billion and shareholders' equity of $132.9 million.  During the first quarter of 2013, we recognized net income of $2.5 million compared to net income of $4.5 million in the first quarter of 2012. This represented our twelfth consecutive quarter (or three full years) of profitability.  With the reversal of our deferred tax asset valuation allowance at December 31, 2012, our earnings for the first quarter of 2013 reflected tax expense while the first quarter of 2012 did not.  Also impacting comparability between the two periods is a significant recovery on a previously charged-off loan in the first quarter of 2012, resulting in a larger negative loan loss provision in that period.

As of March 31, 2013, the Company’s and the Bank’s risk-based regulatory capital ratios were at the highest they have ever been.  The Bank was categorized as “well capitalized” at March 31, 2013.

On April 12, 2013, the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Department of Insurance and Financial Services (“DIFS”; formerly known as the Michigan Office of Financial and Insurance Regulation), the primary banking regulators of the Bank, notified the Bank that the Bank’s Memorandum of Understanding (“MOU”) with the FDIC and DIFS had served its purpose and was released.  As a result, the Bank is no longer subject to any regulatory order, memorandum of understanding or other similar regulatory directive or proceeding and has returned to a normal regulatory operating environment.

The MOU documented an understanding the Bank reached with regulators in connection with termination of the Bank’s former Consent Order on March 2, 2012.  The requirements of the MOU which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 are no longer applicable to the Bank.  In particular, the enhanced regulatory capital requirements of the MOU no longer apply to the Bank and the Bank is no longer required to obtain the prior written consent of the FDIC and DIFS before the Bank declares or pays dividends.

We believe the FDIC and DIFS released the MOU as a result of:  (i) the Bank's substantial compliance with the MOU, (ii) our implementation of enhanced corporate governance practices and disciplined business and banking principles, (iii) substantial improvements in the Bank's asset quality, (iv) improved liquidity, (v) continued improvement in the Bank's financial condition and earnings performance, and (vi) Bank regulatory capital levels well in excess of the levels required to be classified as "well capitalized" for regulatory purposes and to comply with our MOU due to our successful capital raise and the Bank's retained earnings.

RESULTS OF OPERATIONS

Summary: Net income available to common shares for the quarter ended March 31, 2013 was $2.5 million, compared to net income of $4.5 million in the first quarter of 2012. Net income per common share on a diluted basis was $0.09 for the first quarter of 2013 and $0.17 for the first quarter of 2012.

The reduction in earnings in the first quarter of 2013 compared to the first quarter of 2012 is due to an unusually large negative provision for loan loss expense taken in the first quarter of 2012 resulting from a large loan recovery collected in the first quarter of 2012.  The provision for loan losses was a negative $750,000 for the three month period ended March 31, 2013 compared to a negative $3.6 million for the same period in 2012.  Also, with the reversal of the deferred tax asset valuation allowance at December 31, 2012, tax expense is no longer offset by valuation allowance reversals and we recorded $1.1 million in federal income tax expense in the first quarter of 2013 and none in the first quarter of 2012.  We again were in a net loan recovery position for the first quarter of 2013, with $498,000 in net loan recoveries, compared to net loan recoveries of $1.4 million in the first quarter of 2012.

Operating results in recent periods have been significantly impacted by the expense associated with problem loans and nonperforming assets. Apart from the provision for loan losses, expenses associated with nonperforming assets (including administration costs and losses) were $1.0 million for the first quarter of 2013 compared to $3.1 million for the first quarter of 2012.  Larger valuation writedowns on other real estate owned and higher levels of legal costs associated with nonperforming assets in the first quarter of 2012 were the primary reasons for the change between periods.  Lost interest from elevated levels of nonperforming assets was approximately $728,000 for the three months ended March 31, 2013 compared to $1.1 million for the three months ended March 31, 2012.  Each of these items is discussed more fully below.

Index

Net Interest Income: Net interest income totaled $10.5 million for the first quarter of 2013 compared to $11.3 million for the first quarter of 2012.

The decrease in net interest income in the first quarter of 2013 was due primarily to a decline in yield on our average interest earning assets. Our average yield on earning assets for the first quarter of 2013 declined 43 basis points compared to the same period in 2012 from 4.15% to 3.72%. Average interest earning assets totaled $1.35 billion for the first quarter of 2012 and 2013. The net interest margin was 3.14% for the first quarter of 2013 compared to 3.32% for the first quarter of 2012. The decline in the margin for the most recent quarter was driven by the reduction in our average yield on earning assets, partially offset by a reduction in the cost of average interest bearing liabilities.  An increase of $61.6 million in average securities between periods partially mitigated the impact of reduction in average loan yield from 5.02% in the first quarter of 2012 to 4.42% in the first quarter of 2013.

The decline in yields on interest earning assets for the three month period ended March 31, 2013 was from decreases in the yield on our commercial, residential and consumer loan portfolios, which have repriced at lower levels in the generally low rate environment during this period. Our margin has been negatively impacted by our decision to hold significant balances in liquid and short-term investments during the past three years. As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The cost of funds decreased 29 basis points to 0.74% in the first quarter of 2013 from 1.03% in the same period in 2012. A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$102,318	$428	1.67%	$59,895	$318	2.12%
Tax-exempt securities (1)	24,889	142	3.73%	6,194	42	4.73%
Loans (2)	1,055,578	11,668	4.42%	1,069,052	13,526	5.02%
Federal Home Loan Bank stock	11,236	99	3.52%	11,236	85	2.99%
Federal funds sold and other short-term investments	154,682	96	0.25%	203,905	128	0.25%
Total interest earning assets (1)	1,348,703	12,433	3.72%	1,350,282	14,099	4.15%

Noninterest earning assets:
Cash and due from banks	21,615			21,362
Other	136,404			126,371
Total assets	$1,506,722			$1,498,015

Liabilities
Deposits:
Interest bearing demand	$257,241	81	0.12%	$210,507	97	0.18%
Savings and money market accounts	483,091	548	0.46%	395,294	509	0.52%
Time deposits	188,513	457	0.98%	296,151	1,044	1.42%
Borrowings:
Other borrowed funds	93,252	495	2.12%	149,386	778	2.06%
Long-term debt	41,238	369	3.58%	41,238	390	3.75%
Total interest bearing liabilities	1,063,335	1,950	0.74%	1,092,576	2,818	1.03%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	303,644			303,331
Other noninterest bearing liabilities	7,802			6,584
Shareholders' equity	131,941			95,524
Total liabilities and shareholders' equity	$1,506,722			$1,498,015

Net interest income		$10,483			$11,281

Net interest spread (1)			2.98%			3.12%
Net interest margin (1)			3.14%			3.32%
Ratio of average interest earning assets to average interest bearing liabilities	126.84%			123.59%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $15.4 million and $31.2 million for the three months ended March 31, 2013 and 2012.

Index

Provision for Loan Losses: The provision for loan losses for the first quarter of 2013 was a negative $750,000 compared to a negative $3.6 million for the first quarter of 2012. The large negative provision for loan losses in the first quarter of 2012 was primarily associated with a $4.4 million recovery on a previously charged-off loan.  The negative provision for loan losses in the first quarter of 2013 was caused by a reduction in the balance and required reserves on nonperforming loans, stabilizing real estate values on problem credits and continued shrinkage in the overall loan portfolio, as well as net loan recoveries of $498,000 in the first quarter of 2013.

Net loan recoveries were $498,000 for the first quarter of 2013 compared to net loan recoveries of $1.4 million for the first quarter of 2012. The large loan recovery in the first quarter of 2012 was partially offset by $3.5 million in loan charge-offs.  Most of the charge-offs taken during the first quarter of 2012 were from impaired loans with previously established reserves. In the first quarter of 2013, we had only $642,000 in charge-offs.  The charge-offs for each period were largely driven by declines in the value of real estate securing our loans. The pace of the decline in real estate values, however, has been slowing, translating into a decline in charge-offs. We are also experiencing positive results from our collection efforts with loan recoveries increasing as evidenced by our net loan recovery positions in the first quarters of 2012 and 2013.  Loan recoveries were $1.1 million for the first quarter of 2013 and $4.9 million for the same period in 2012.  While we expect our collection efforts to produce further recoveries, the amount achieved in the first quarter of 2012 was unusually high.

We have also experienced a decline in the pace of commercial loans migrating to a lower loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed under the heading "Allowance for Loan Losses" below. In addition to experiencing fewer downgrades of credits, we continue to see an increase in the quality of some credits resulting in an improved loan grade. Over the past two years, we have experienced improvements in our weighted average loan grade. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the allowance for loan losses since then.

The amounts of loan loss provision in both the most recent quarter and comparable prior year period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained lower level of quarterly net charge-offs over the past several quarters had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three month period ended March 31, 2013 increased to $4.0 million compared to $3.7 million for the same period in 2012. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Service charges and fees on deposit accounts	$913	$795
Net gains on mortgage loans	825	471
Trust fees	588	609
ATM and debit card fees	976	981
Bank owned life insurance (“BOLI”) income	170	223
Investment services fees	215	229
Other income	276	403
Total noninterest income	$3,963	$3,711

Service charges on deposit accounts increased for the three month period ended March 31, 2013 due, primarily, to an increase in overdraft activity from our customer base.  We recognized a significant increase in gains on sales of mortgage loans for the first quarter of 2013 due to increased focus on growth in our residential mortgage loan origination volume. The low interest rate environment has also contributed significantly to this increase in sales volume. Partially offsetting these increases in noninterest income are small decreases in trust income, BOLI income and investment service fees as a result of market conditions and investment balances.

Index

Noninterest Expense: Noninterest expense decreased to $11.6 million for the three month period ended March 31, 2013, from $14.1 million for the same period in 2012. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Salaries and benefits	$5,794	$5,720
Occupancy of premises	946	971
Furniture and equipment	749	828
Legal and professional	189	212
Marketing and promotion	247	210
Data processing	352	351
FDIC assessment	471	710
ATM and debit card processing	291	288
Bond and D&O insurance	186	268
Administration and disposition of problem assets	961	3,058
Outside services	369	378
Other noninterest expense	1,026	1,113
Total noninterest expense	$11,581	$14,107

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased slightly in the first quarter of 2013 from the first quarter of 2012. We had 365 full-time equivalent employees at March 31, 2013 compared to 382 at March 31, 2012. The increased expense for the first quarter of 2013 was primarily attributable to the reinstatement of our 401k plan matching contributions beginning with the first quarter of 2013.  This expense totaled $154,000 for the first quarter of 2013.  In addition, effective with the second quarter of 2012, our board authorized a cost of living increase for the first time in several years, which resulted in an increase in compensation expense in the first quarter of 2013 compared to the first quarter of 2012.  Incentive compensation programs have been implemented for certain departments in 2013, which have also increased compensation expense.

The next largest noninterest expense was our cost related to administration and disposition of problem assets. Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced significant decreases in each of these expense categories in the first quarter of 2013 compared to the same period in the prior year.

These costs are itemized in the following table (in thousands):
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Legal and professional – nonperforming assets	$166	$441
Repossessed and foreclosed property administration	736	1,021
Losses on repossessed and foreclosed properties	59	1,596
Total	$961	$3,058

Losses on repossessed assets and foreclosed properties decreased significantly for the three month period ended March 31, 2013, decreasing $1.5 million from the same period in 2012.  The writedowns for each period have largely been driven by declines in the value of real estate. The pace of the decline in real estate values, however, has been slowing, translating into a decline in writedowns. During the first quarter of 2013, we realized net gains on sales of foreclosed properties of $320,000, mostly offsetting the $379,000 in valuation writedowns during the quarter.

Costs associated with administration and disposition of problem assets decreased due to the decrease in the level of other real estate owned. Other real estate owned decreased from $66.2 million at March 31, 2012 to $51.6 million at March 31, 2013.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

Index

FDIC assessments decreased by $239,000 to $471,000 for the first quarter of 2013 compared to $710,000 for the first quarter of 2012 as a result of our reduced level of deposits and due to a change in our assessment category resulting from the termination of the Bank’s Consent Order effective March 2, 2012.  With the termination of the Bank’s MOU by the FDIC and DIFS effective April 12, 2013, we expect further reductions in FDIC assessments in future periods.

We realized an $82,000 reduction in our bond and D&O insurance costs in the first quarter of 2013 compared to the first quarter 2012 as a result of our improving financial condition and the decreased risk perceived by our insurance carriers.

Federal Income Tax Expense: We recorded $1.1 million in federal income tax expense for the three month period ended March 31, 2013 and none in the first quarter of 2012.  From June 30, 2009 to December 31, 2012, we had concluded that a full valuation allowance needed to be maintained for all of our net deferred tax assets based primarily on our net operating losses in 2008 and 2009 and the continued challenging environment confronting banks that could negatively impact future operating results.  With the termination of the Bank’s Consent Order the Company’s Written Agreement, cumulative earnings in the most recent three year period and projections showing future taxable income at December 31, 2012, we concluded that the valuation allowance was no longer required and the $18.9 million valuation allowance was reversed.  As a result, the financial results for the first quarter of 2013 reflect federal income tax expense, at an effective tax rate of 31.59%.

FINANCIAL CONDITION

Summary:  Due to the continuing soft economic conditions, we have been focused on improving our loan portfolio, reducing exposure in higher loan concentration types, and improving our financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   We have experienced positive results in each of these areas over the past three years.

Total assets were $1.51 billion at March 31, 2013, a decrease of $53.3 million from $1.56 billion at December 31, 2012. This change reflected increases of $3.3 million in securities available for sale and $25 million of interest-bearing time deposits in other financial institutions, offset by declines of $1.3 million in our loan portfolio and $77.0 million in cash and cash equivalents. Total deposits declined by $54.9 million due to normal seasonal deposit usage and other borrowed funds were down by $1.2 million at March 31, 2013 compared to December 31, 2012.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $149.3 million at March 31, 2013 compared to $226.4 million at December 31, 2012. The $77.0 million decrease was primarily the result of normal outflow of the seasonal build-up in deposits we typically experience toward year end.  These balances have also been elevated due to high short term balances maintained by our large deposit customers.  We expect our balances of short term investments to remain elevated until loan demand materially increases and more attractive investment opportunities emerge.

Interest-bearing Time Deposits with Other Financial Institutions: We opened two time deposit accounts with our primary correspondent bank in the first quarter of 2013, each in equal amounts totaling $25.0 million.  One of these deposits matures within 12 months and the other within 18 months, and both provide a higher interest rate than federal funds sold or other short-term investments.

Securities Available for Sale: Securities available for sale were $126.8 million at March 31, 2013 compared to $123.5 million at December 31, 2012. We began rebuilding our investment portfolio during the second quarter of 2011. The balance at March 31, 2013 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $1.3 million in the first quarter of 2013 and were $1.05 billion at both March 31, 2013 and December 31, 2012. During the first quarter of 2013, our commercial portfolio decreased by $6.0 million while our consumer and residential mortgage portfolios increased by $3.4 million and $1.3 million, respectively, as a result of our initiative to increase these portfolio segments to further diversify our credit risk.

We also saw an increase in the volume of residential mortgage loans originated for sale in the first quarter of 2013 compared to the same period in 2012. Residential mortgage loans originated for sale were $29.8 million in the first quarter of 2013 compared to $26.5 million for the same period in 2012. This increase was primarily due to market conditions and our focus on increasing our residential mortgage lending volume.

Index

Our commercial loan portfolio balances declined in recent years reflecting the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized.  During the fourth quarter of 2012, we achieved growth in our commercial loan portfolio for the first time since the fourth quarter of 2008 and balances held relatively steady in the first quarter of 2013.  We plan to continue measured, high quality loan portfolio growth in 2013.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 72% of the total loan portfolio at March 31, 2013 and 73% at December 31, 2012. Residential mortgage and consumer loans comprised approximately 28% of total loans at March 31, 2013 and December 31, 2012.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):
	March 31, 2013	Percent of Total Loans	December 31, 2012	Percent of Total Loans
Commercial real estate:(1)
Residential developed	$23,620	2.2%	$26,090	2.5%
Unsecured to residential developers	7,121	0.7	5,547	0.5
Vacant and unimproved	54,036	5.1	56,525	5.3
Commercial development	1,500	0.1	1,799	0.2
Residential improved	76,788	7.3	75,813	7.2
Commercial improved	254,313	24.2	255,738	24.3
Manufacturing and industrial	80,152	7.6	81,447	7.7
Total commercial real estate loans	497,530	47.3	502,959	47.8
Commercial and industrial	259,145	24.7	259,700	24.7
Total commercial loans	756,675	72.0	762,659	72.5

Consumer:
Residential mortgage	183,879	17.5	182,625	17.3
Unsecured	1,689	0.2	1,683	0.2
Home equity	96,914	9.2	92,764	8.8
Other secured	11,852	1.1	12,617	1.2
Total consumer	294,334	28.0	289,689	27.5
Total loans	$1,051,009	100.0%	$1,052,348	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 47% of the total loan portfolio at March 31, 2013 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $5.4 million since December 31, 2012. Our commercial and industrial loan portfolio decreased by $555,000 to $259.1 million at March 31, 2013 and represented 24% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 17% of portfolio loans at March 31, 2013 and December 31, 2012 as we continue to execute our strategy to diversify our credit risk from commercial real estate.  A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

Despite retaining an increased amount of our residential mortgage production in portfolio, we saw an increase in the volume of residential mortgage loans originated for sale during 2013 compared to 2012 as discussed above.  We have not yet had to repurchase any residential mortgage loans sold; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.  During 2013, we expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort continue to diversify our credit risk and deploy our excess liquidity.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans increased by $3.4 million to $110.5 million at March 31, 2013 from $107.1 million at December 31, 2012 primarily due to an increase in home equity loans.  Consumer loans comprised approximately 11% of our portfolio loans at March 31, 2013 and 10% at December 31, 2012.

Index

The following table shows our loan origination activity for portfolio loans during the first quarter of 2013, broken out by loan type and also shows average originated loan size (dollars in thousands):
	Portfolio Originations 2013	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$1,770	1.5%	$590
Unsecured to residential developers	---	---	---
Vacant and unimproved	5,712	5.1	816
Commercial development	---	---	---
Residential improved	10,469	9.3	228
Commercial improved	17,624	15.6	629
Manufacturing and industrial	2,249	2.0	450
Total commercial real estate	37,824	33.5	425
Commercial and industrial	43,882	38.9	36
Total commercial	81,706	72.4	63

Consumer:
Residential mortgage	16,774	14.9	218
Unsecured	75	0.1	13
Home equity	13,613	12.1	77
Other secured	615	0.5	14
Total consumer	31,077	27.6	103
Total portfolio loan originations	$112,783	100.0%	$70

Our loan portfolio is reviewed regularly by our senior management, our loan officers, and an internal loan review team that is independent of our loan originators and credit administration. An administrative loan committee consisting of senior management and seasoned lending and collections personnel meets monthly to manage our internal watch list and proactively manage high risk loans.

When reasonable doubt exists concerning collectability of interest or principal of one of our loans, the loan is placed in nonaccrual status. Any interest previously accrued but not collected is reversed and charged against current earnings.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2013, nonperforming assets totaled $65.8 million compared to $67.6 million at December 31, 2012. Additions to other real estate owned in the first quarter of 2013 were $2.3 million.  Based on the loans currently in their redemption period, we expect significantly reduced levels of loans moving into other real estate owned in 2013 compared to 2012.  Proceeds from sales of foreclosed properties were $2.2 million in the first quarter of 2013 resulting in a net gain of $320,000. This is a decrease from the volume of sales in the first quarter of 2012, when we experienced proceeds of $4.4 million and realized a net gain of $94,000.  We expect the level of sales of foreclosed properties for the remainder of 2013 to be similar to the levels experienced in 2012.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2013, nonperforming loans totaled $14.2 million, or 1.35% of total portfolio loans, compared to $16.0 million, or 1.52% of total portfolio loans, at December 31, 2012.

Loans for development or sale of 1-4 family residential properties comprised a large portion of nonperforming loans. They were approximately $2.4 million, or 16.9% of total nonperforming loans, at March 31, 2013 compared to $3.2 million, or 19.7% of total nonperforming loans, at December 31, 2012. The remaining balance of nonperforming loans at March 31, 2013 consisted of $2.4 million of commercial real estate loans secured by various types of non-residential real estate, $8.9 million of commercial and industrial loans, and $0.7 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $51.6 million at both March 31, 2013 and December 31, 2012. Of this balance at March 31, 2013, there were 107 commercial real estate properties totaling approximately $47.7 million. The remaining balance was comprised of 44 residential properties totaling approximately $3.9 million.  Five commercial real estate properties comprised $18.8 million, or 36%, of total other real estate owned at March 31, 2013.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

Index

At March 31, 2013, our foreclosed asset portfolio had a weighted average age held in portfolio of 2.3 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2013 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property type	Carrying Value at March 31, 2013	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$3,034	5.3%	35.3%
Residential Lot	916	26.7%	45.9%
Multi-Family	244	0.0%	31.8%
Vacant Land	7,334	25.5%	44.8%
Residential Development	15,770	35.6%	71.5%
Commercial Office	3,581	27.2%	47.9%
Commercial Industrial	293	25.5%	40.0%
Commercial Improved	20,421	16.8%	30.9%
	$51,593	25.1%	54.2%

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2013	December 31, 2012
Nonaccrual loans	$13,815	$15,385
Loans 90 days past due and still accruing	359	618
Total nonperforming loans (NPLs)	14,174	16,003
Foreclosed assets	51,593	51,582
Repossessed assets	22	6
Total nonperforming assets (NPAs)	65,789	67,591
Accruing restructured loans (ARLs) (1)	66,080	65,024
Total NPAs and ARLs	$131,869	$132,615

NPLs to total loans	1.35%	1.52%
NPAs to total assets	4.36%	4.33%

(1)
Comprised of approximately $51.4 million and $51.8 million of commercial loans and $14.6 million and $13.2 million of consumer loans whose terms have been restructured at March 31, 2013 and December 31, 2012, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at March 31, 2013 was $23.5 million, a decrease of $252,000, compared to $23.7 million at December 31, 2012. The balance of the allowance for loan losses represented 2.23% of total portfolio loans compared to 2.26% of total portfolio loans at December 31, 2012. While this ratio decreased slightly, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 148.34% at December 31, 2012 to 165.70% at March 31, 2013.

Index

The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended March 31, 2013	Quarter Ended December 31, 2012	Quarter Ended September 30, 2012	Quarter Ended June 30, 2012	Quarter Ended March 31, 2012

Commercial loans	$756.7	$762.7	$734.3	$753.6	$773.1
Nonperforming loans	14.2	16.0	17.4	18.9	23.5
Other real estate owned and repo assets	51.6	51.6	57.8	62.0	66.2
Total nonperforming assets	65.8	67.6	75.1	80.9	89.7
Net charge-offs (recoveries)	(0.5)	2.0	(0.3)	0.5	(1.4)
Total delinquencies	6.6	7.9	5.7	6.9	8.9

Nonperforming loans have continually declined since the first quarter of 2010 to $14.2 million at March 31, 2013, which was our lowest level of nonperforming loans since the second quarter of 2007. As discussed earlier, we have had net loan recoveries in several quarters over the last year and a half.  Our total delinquencies have continued to decline, from $8.9 million at March 31, 2012 to $6.6 million at March 31, 2013.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The provision for loan losses increased $2.9 million to a negative $750,000 for the three months ended March 31, 2013 compared to a negative $3.6 million for the same period of 2012.  The increase was due to the large recovery in the first quarter of 2012.  The offsetting charge-offs in the first quarter of 2012 were primarily on loans with specific reserves previously established.   Net loan recoveries were $498,000 for the three months ended March 31, 2013 compared to net recoveries of $1.4 million for the same period in 2012. The ratio of net charge-offs to average loans was -0.19% on an annualized basis for the first quarter of 2013, compared to 0.79% for the fourth quarter of 2012 and -0.53% for the first quarter of 2012.

We are encouraged by the reduced level of charge-offs over recent quarters. We do, however, recognize that future chargeoffs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe we have seen some stabilization in economic conditions and real estate markets. However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our nonperforming and impaired loans to acceptable levels.

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

Overall, impaired loans were stable at $83.4 million at March 31, 2013 compared to $83.3 million at December 31, 2012.  The specific allowance for impaired loans decreased $551,000 to $5.5 million, or 6.6% of total impaired loans, at March 31, 2013 compared to $6.1 million, or 7.3% of total impaired loans, at December 31, 2012.  The overall balance of impaired loans remained elevated due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.  As TDRs are also considered impaired, this increased our impaired loan balance for each period presented as most of our classified loans renewed in this time period.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans increased to $14.9 million at March 31, 2013 compared to $14.7 million at December 31, 2012.  This resulted in a general reserve percentage allocated at March 31, 2013 of 2.17% of commercial loans, an increase from 2.12% at December 31, 2012.  The qualitative component of our general allowance allocated to commercial loans increased from $13.8 million at December 31, 2012 to $14.5 million at March 31, 2013.

Index

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at both March 31, 2013 and December 31, 2012.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $53.3 million at March 31, 2013, representing a decrease of $292,000 from $53.6 million at December 31, 2012.  The decline was largely from depreciation of current facilities in excess of capital additions during the first quarter of 2013.

Deposits and Other Borrowings: Total deposits decreased $54.9 million to $1.23 billion at March 31, 2013, as compared to $1.29 billion at December 31, 2011.  Non-interest checking account balances decreased $27.3 million during the first quarter of 2013.  Interest bearing demand account balances decreased $18.0 million and savings and money market account balance increased $3.3 million in the first quarter of 2013.  We decreased higher costing certificates of deposits by $12.9 million in the first quarter of 2013.  The reductions in balances of checking accounts was caused by normal seasonal outflows and are consistent with previous years’ first quarter activity.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 25% of total deposits at March 31, 2013 compared to 26% of total deposits at December 31, 2012.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid and insured account types.  Interest bearing demand, including money market and savings accounts, comprised 60% of total deposits at March 31, 2013 compared to 59% at the end of 2012. Time accounts as a percentage of total deposits were 15% at March 31, 2013 and December 31, 2012.

Borrowed funds totaled $133.5 million at March 31, 2013; including $90.7 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.  Borrowed funds totaled $134.7 million at December 31, 2012; including $91.8 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.  Borrowed funds decreased by $1.2 million in the first quarter of 2013 as a result of an annual payment on an amortizing Federal Home Loan Bank advance.

In December 2009, we exercised our right to defer interest payments on our trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, we may not declare or pay any dividends on our common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.  Through March 31, 2013, we have deferred interest payments for fourteen quarters.  We continue to accrue interest during the deferral period and at March 31, 2013 total interest accrued for trust preferred securities was $5.0 million, compared to $4.7 million at December 31, 2012.

Index

CAPITAL RESOURCES

Total shareholders' equity of $132.9 million at March 31, 2013 increased $2.4 million from $130.5 million at December 31, 2012. The increase was primarily a result of net income of $2.5 million earned in the first quarter of 2013.

Our regulatory capital ratios improved again in the first quarter of 2013 and ended the first quarter 2013 at the highest levels in the Company’s history.  The Bank was categorized as “well capitalized” at March 31, 2013. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	March 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012	March 31, 2012	Dec 31, 2011	Sept 30, 2011

Total capital to risk weighted assets	15.4%	15.0%	14.9%	14.2%	13.7%	13.2%	12.9%

Tier 1 capital to average assets	10.5%	10.4%	9.5%	9.0%	8.8%	8.3%	8.1%

Approximately $38.9 million of the $40.0 million of trust preferred securities outstanding at March 31, 2013 qualified as Tier 1 capital. The remaining $1.1 million qualified as Tier II capital, a component of total risk-based capital. The ratios have increased each quarter since March 31, 2010 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.

Cash dividends of $2.9 million were declared on preferred shares during 2009.  Following this, we suspended payment of cash dividends on our common and preferred stock for the remainder of 2009 and ever since then in an effort to preserve capital.  As disclosed in Note 1 of the Consolidated Financial Statements, the Company resolved that it will not declare or pay any dividend without the prior written consent of the FRB.  During the period that we do not declare and pay cash dividends on our preferred stock, we may not declare and pay cash dividends on our common stock.  We expect to reassess our ability to resume the payment of dividends on our preferred and common stock if and when current levels of cash, earnings and capital are at acceptable levels and the prospects are positive for sustained economic growth and improved performance.

LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the FRB's discount window, the Federal Home Loan Bank, federal funds purchased lines of credit and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits, federal funds sold and other short-term investments, and the various capital resources discussed above.

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

In response to the volatile conditions in the national markets since 2008, we have actively pursued initiatives to further strengthen our liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012 and by $1.2 million in the first quarter of 2013.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2013, the Bank held $127.8 million of federal funds sold and other short-term investments and $25.0 million in time deposits with other financial institutions with maturities of less than 18 months.  In addition, the Bank’s borrowing capacity from correspondent banks has been improved and was approximately $185.9 million as of March 31, 2013.

Index

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2013.

(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Subordinated debt		---		---		1,650	---
Time deposit maturities		102,202		60,870		15,184	---
Other borrowed funds		1,884		33,934		54,173	667
Total		$104,086		$94,804		$71,007	$41,905

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2013, we had a total of $274.6 million in unused lines of credit, $56.6 million in unfunded loan commitments and $8.0 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. Throughout 2011, 2012, and the first quarter of 2013, the Company has not received dividends from the Bank, and the Company has suspended payment of dividends on its common and preferred stock.  At March 31, 2013, the Bank had a retained earnings balance of approximately $6.4 million. With the release of the Bank’s MOU by its regulators effective April 12, 2013, the Bank is no longer required to obtain prior regulatory approval to pay dividends to the Company.  Under the resolution adopted by the Company’s Board of Directors, the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010, 2011, 2012 and the first quarter of 2013 until further action by the Board of Directors.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010, 2011, 2012 and the first quarter of 2013, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

In June 2011, the Company closed its shareholder rights and public offerings and conversion of our 2% Subordinated Note due 2018, resulting in the issuance of 9,404,202 shares of common stock and net proceeds of $20.4 million.  The Company contributed $10.0 million of the proceeds to the Bank in 2011 and retained the remaining $10.3 million at the holding company level. The Company’s cash balance at March 31, 2013 was $9.6 million.  The Company believes it has sufficient liquidity to meet its cash flow requirements.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first quarter of 2013.

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

Index

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2013, we had gross deferred tax assets of $20.5 million, gross deferred tax liabilities of $2.8 million resulting in a net deferred tax asset of $17.7 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Since mid 2009, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of Bank’s Consent Order in the first quarter of 2012, the termination of the Company’s Written Agreement in the fourth quarter of 2012 and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we will be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first quarter of 2013, we again concluded at March 31, 2013 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Index

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2013 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$152,605	-10.28%	$46,691	6.85%
Interest rates up 100 basis points	161,379	-5.13	44,723	2.34
No change in interest rates	170,099	0	43,698	0
Interest rates down 100 basis points	172,837	1.61	43,264	-1.00
Interest rates down 200 basis points	172,837	1.61	43,206	-1.13

If interest rates were to increase, this analysis suggests that we are positioned for an improvement in net interest income over the next twelve months.

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2013, the end of the period covered by this report.

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

4.8
Warrant Agreement Addendum between Macatawa Bank Corporation and Registrar and Transfer Company dated July 27, 2009. Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

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

Dated: April 25, 2013