Form 10-Q
period 2013-06-30
MACATAWA BANK CORP
filed 2013-07-25
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,261,325 shares of the Company's Common Stock (no par value) were outstanding as of July 25, 2013.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting", “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page
		Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	50

	Item 4.
	Controls and Procedures	51

Part II.	Other Information:

	Item 6.
	Exhibits	52

Signatures		54

Index

Part I	Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 (unaudited) and December 31, 2012

(dollars in thousands, except per share data)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$27,605	$33,556
Federal funds sold and other short-term investments	129,849	192,802
Cash and cash equivalents	157,454	226,358
Interest-bearing time deposits in other financial institutions	25,000	---
Securities available for sale, at fair value	129,659	123,497
Securities held to maturity (fair value 2013 - $5,494 and 2012 - $4,301)	5,380	4,300
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	4,553	8,130
Total loans	1,012,887	1,052,348
Allowance for loan losses	(22,248)	(23,739)
Net loans	990,639	1,028,609
Premises and equipment – net	53,302	53,576
Accrued interest receivable	3,405	3,411
Bank-owned life insurance	27,162	26,804
Other real estate owned	45,845	51,582
Net deferred tax asset	17,788	18,780
Other assets	5,405	4,435
Total assets	$1,476,828	$1,560,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$318,981	$339,520
Interest-bearing	880,597	946,741
Total deposits	1,199,578	1,286,261
Other borrowed funds	90,658	91,822
Long-term debt	41,238	41,238
Subordinated debt	1,650	1,650
Accrued expenses and other liabilities	10,452	9,240
Total liabilities	1,343,576	1,430,211

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at June 30, 2013 and December 31, 2012	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,300 shares issued and outstanding at June 30, 2013 and 2,600 shares issued and outstanding at December 31, 2012	2,260	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,261,325 shares issued and outstanding at June 30, 2013 and 27,203,825 shares issued and outstanding at December 31, 2012	188,080	187,718
Retained deficit	(86,258)	(91,335)
Accumulated other comprehensive income (loss)	(1,434)	960
Total shareholders' equity	133,252	130,507
Total liabilities and shareholders' equity	$1,476,828	$1,560,718

See accompanying notes to consolidated financial statements.

Index

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2013 and 2012
(unaudited)

(dollars in thousands, except per share data)	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Interest income
Loans, including fees		$11,493		$13,237		$23,161		$26,763
Securities
Taxable		448		384		877		701
Tax-exempt		155		65		296		108
FHLB Stock		97		84		196		169
Federal funds sold and other short-term investments		114		130		210		257
Total interest income		12,307		13,900		24,740		27,998

Interest expense
Deposits		982		1,525		2,067		3,175
Debt and other borrowed funds		862		1,053		1,726		2,221
Total interest expense		1,844		2,578		3,793		5,396

Net interest income		10,463		11,322		20,947		22,602
Provision for loan losses		(1,000)		(1,750)		(1,750)		(5,350)
Net interest income after provision for loan losses		11,463		13,072		22,697		27,952

Noninterest income
Service charges and fees		976		776		1,888		1,571
Net gains on mortgage loans		708		780		1,533		1,251
Trust fees		625		598		1,213		1,207
Gain on sale of securities		61		59		80		59
ATM and debit card fees		1,132		1,064		2,109		2,045
Other		709		723		1,351		1,578
Total noninterest income		4,211		4,000		8,174		7,711

Noninterest expense
Salaries and benefits		5,732		5,723		11,525		11,443
Occupancy of premises		905		941		1,851		1,912
Furniture and equipment		845		858		1,595		1,685
Legal and professional		183		180		373		392
Marketing and promotion		246		210		492		420
Data processing		352		368		704		719
FDIC assessment		345		479		817		1,188
ATM and debit card processing		361		308		652		596
Bond and D&O Insurance		183		215		368		483
Losses on repossessed and foreclosed properties		294		1,934		353		3,531
Administration and disposition of problem assets		1,005		1,256		1,907		2,718
Other		1,424		1,414		2,819		2,905
Total noninterest expenses		11,875		13,886		23,456		27,992

Income before income tax		3,799		3,186		7,415		7,671
Income tax expense		1,196		---		2,338		---
Net income		2,603		3,186		5,077		7,671
Dividends declared on preferred shares		---		---		---		---
Net income available to common shares		$2,603		$3,186		$5,077		$7,671

Basic earnings per common share		$0.10		$0.12		$0.19		$0.28
Diluted earnings per common share		$0.10		$0.12		$0.19		$0.28
Cash dividends per common share	$	---	$	---	$	---	$	---

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2013 and 2012
(unaudited)

(dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012

Net income	$2,603	$3,186	$5,077	$7,671

Other comprehensive income (loss):

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(3,460)	560	(3,603)	523
Tax effect	1,211	(196)	1,261	(183)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(2,249)	364	(2,342)	340

Less: reclassification adjustments:
Reclassification for gains included in net income	61	59	80	59
Tax effect	(21)	(21)	(28)	(21)
Reclassification for gains included in net income, net of tax	40	38	52	38

Other comprehensive income (loss), net of tax	(2,289)	326	(2,394)	302

Comprehensive income	$314	$3,512	$2,683	$7,973

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2013 and 2012
(unaudited)

					Accumulated Other	Total
	Preferred Stock		Common	Retained	Comprehensive	Shareholders'
(dollars in thousands, except per share data)	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2012	$30,604	$2,560	$187,709	$(126,825)	$378	$94,426

Net income for six months ended June 30, 2012				7,671		7,671

Net change in unrealized gain (loss) on securities available for sale, net of tax					302	302

Balance, June 30, 2012	$30,604	$2,560	$187,709	$(119,154)	$680	$102,399

Balance, January 1, 2013	$30,604	$2,560	$187,718	$(91,335)	$960	$130,507

Net income for six months ended June 30, 2013				5,077		5,077

Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of Common Stock		(300)	300			---

Net change in unrealized gain (loss) on securities available for sale, net of tax					(2,394)	(2,394)

Stock compensation expense			62			62

Balance, June 30, 2013	$30,604	$2,260	$188,080	$(86,258)	$(1,434)	$133,252

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2013 and 2012
(unaudited)

(dollars in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities
Net income	$5,077	$7,671
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,452	1,416
Stock compensation expense	62	---
Provision for loan losses	(1,750)	(5,350)
Origination of loans for sale	(63,160)	(59,412)
Proceeds from sales of loans originated for sale	68,270	55,059
Net gains on mortgage loans	(1,533)	(1,251)
Gain on sales of securities	(80)	(59)
Write-down of other real estate	967	3,550
Net gain on sales of other real estate	(614)	(20)
Decrease (increase) in net deferred tax asset	2,283	---
Decrease (increase) in accrued interest receivable and other assets	(964)	1,579
Earnings in bank-owned life insurance	(358)	(447)
Increase in accrued expenses and other liabilities	2,838	911
Net cash from operating activities	12,490	3,647

Cash flows from investing activities
Loan originations and payments, net	36,966	27,174
Change in interest-bearing deposits in other financial institutions	(25,000)	---
Purchases of securities available for sale	(27,049)	(67,461)
Purchases of securities held to maturity	(1,100)	---
Proceeds from:
Maturities and calls of securities available for sale	8,319	25,613
Sales of securities available for sale	3,778	4,050
Principal paydowns on securities	3,290	1,035
Sales of other real estate	8,138	8,587
Additions to premises and equipment	(889)	(407)
Net cash from investing activities	6,453	(1,409)

Cash flows from financing activities
Net decrease in in-market deposits	(86,683)	20,228
Repayments of other borrowed funds	(1,164)	(21,114)
Net cash from financing activities	(87,847)	(886)
Net change in cash and cash equivalents	(68,904)	1,352
Cash and cash equivalents at beginning of period	226,358	243,042
Cash and cash equivalents at end of period	$157,454	$244,394
Supplemental cash flow information
Interest paid	$3,061	$4,727
Income taxes paid	55	100
Supplemental noncash disclosures:
Transfers from loans to other real estate	2,754	7,725
Security settlement	(1,626)	4,670

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

Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Regulatory Developments:

Release of Memorandum of Understanding with Macatawa Bank and its Regulators

On April 12, 2013, the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Department of Insurance and Financial Services (“DIFS”), the primary banking regulators of the Bank, notified the Bank that the Bank’s Memorandum of Understanding (“MOU”) with the FDIC and DIFS had served its purpose and was released.  As a result, the Bank is no longer subject to any regulatory order, memorandum of understanding or other similar regulatory directive or proceeding and has returned to a normal regulatory operating environment.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2013, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized	Gross Unrealized	Gross Unrealized		Fair
	Cost	Gains	Losses		Value
June 30, 2013
Available for Sale:
U.S. Treasury and federal agency securities	$50,552	$95		$(1,259)	$49,388
U.S. Agency MBS and CMOs	20,130	14		(243)	19,901
Tax-exempt state and municipal bonds	23,830	52		(1,040)	22,842
Taxable state and municipal bonds	27,984	422		(209)	28,197
Corporate bonds and other debt securities	7,871	51		(86)	7,836
Other equity securities	1,500	---		(5)	1,495
	$131,867	$634		$(2,842)	$129,659
Held to Maturity
State and municipal bonds	$5,380	$114	$	---	$5,494

December 31, 2012
Available for Sale:
U.S. Treasury and federal agency securities	$42,245	$340		$(21)	$42,564
U. S. Agency MBS and CMOs	23,495	272		(6)	23,761
Tax-exempt state and municipal bonds	20,598	244		(49)	20,793
Taxable state and municipal bonds	26,726	619		(49)	27,296
Corporate bonds	7,456	77		(7)	7,526
Other equity securities	1,500	57		---	1,557
	$122,020	$1,609		$(132)	$123,497
Held to Maturity:
State and municipal bonds	$4,300	$1	$	---	$4,301

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Proceeds from the sale of securities available for sale were $3.2 million in the three month period ended June 30, 2013 and $3.8 million in the six month period ended June 30, 2013 resulting in net gains on sale of $61,000 and $80,000, respectively, as reported in the consolidated statements of income.  This resulted in reclassifications of $61,000 ($40,000 net of tax) and $80,000 ($52,000  net of tax) from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in the three and six month periods ended June 30, 2013.  Proceeds from the sale of securities available for sale were $4.1 million for the three and six month periods ended June 30, 2012, resulting in net gain on sale of $59,000, as reported in the consolidated statements of income.  This resulted in reclassification of $59,000 ($38,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in the three and six month periods ended June 30, 2012.

Contractual maturities of debt securities at June 30, 2013 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,080	$4,194	$3,796	$3,834
Due from one to five years	430	430	50,651	50,671
Due from five to ten years	590	590	43,298	42,037
Due after ten years	280	280	32,622	31,622
	$5,380	$5,494	$130,367	$128,164

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$40,108	$(1,259)	$ ---	$ ---	$40,108	$(1,259)
U.S. Agency MBS and CMOs	18,893	(243)	---	---	18,893	(243)
Tax-exempt state and municipal bonds	19,024	(1,040)	---	---	19,024	(1,040)
Taxable state and municipal bonds	10,011	(199)	326	(10)	10,337	(209)
Corporate bonds and other debt securities	3,639	(86)	---	---	3,639	(86)
Other equity securities	1,500	(5)	---	---	1,500	(5)
Total temporarily impaired	$93,175	$(2,832)	$326	$(10)	$93,501	$(2,842)

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
December 31, 2012	Value	Loss	Value		Loss		Value	Loss
U.S. Treasury and federal agency securities	$10,977	$(21)	$	---	$	---	$10,977	$(21)
U.S. Agency MBS and CMOs	3,373	(6)		---		---	3,373	(6)
Tax-exempt state and municipal bonds	4,613	(49)		---		---	4,613	(49)
Taxable state and municipal bonds	4,661	(49)		---		---	4,661	(49)
Corporate bonds	3,945	(7)					3,945	(7)
Other equity securities	---	---		---		---	---	---
Total temporarily impaired	$27,569	$(132)	$	---	$	---	$27,569	$(132)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the three and six month periods ended June 30, 2013 and 2012.

Securities with a carrying value of approximately $7.0 million and $7.4 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2013 and December 31, 2012, respectively.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2013	December 31, 2012

Commercial and industrial	$242,759	$259,700

Commercial real estate:
Residential developed	22,788	26,090
Unsecured to residential developers	7,048	5,547
Vacant and unimproved	49,992	56,525
Commercial development	1,469	1,799
Residential improved	70,223	75,813
Commercial improved	250,544	255,738
Manufacturing and industrial	77,591	81,447
Total commercial real estate	479,655	502,959

Consumer
Residential mortgage	181,292	182,625
Unsecured	1,601	1,683
Home equity	96,463	92,764
Other secured	11,117	12,617
Total consumer	290,473	289,689

Total loans	1,012,887	1,052,348
Allowance for loan losses	(22,248)	(23,739)

	$990,639	$1,028,609

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2013:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,980	$13,358	$4,102	$47	$23,487
Charge-offs	(87)	(222)	(389)	---	(698)
Recoveries	71	310	78	---	459
Provision for loan losses	(362)	(1,122)	464	20	(1,000)
Ending Balance	$5,602	$12,324	$4,255	$67	$22,248

Three months ended June 30, 2012:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,507	$17,565	$4,366	$13	$29,451
Charge-offs	(21)	(799)	(79)	---	(899)
Recoveries	110	201	67	---	378
Provision for loan losses	(958)	(1,728)	900	36	(1,750)
Ending Balance	$6,638	$15,239	$5,254	$49	$27,180

Six months ended June 30, 2013:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(249)	(459)	(633)	---	(1,341)
Recoveries	427	994	179	---	1,600
Provision for loan losses	(1,035)	(1,668)	922	31	(1,750)
Ending Balance	$5,602	$12,324	$4,255	$67	$22,248

Six months ended June 30, 2012:	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,313	$20,475	$4,821	$32	$31,641
Charge-offs	(989)	(2,506)	(901)	---	(4,396)
Recoveries	280	4,885	120	---	5,285
Provision for loan losses	1,034	(7,615)	1,214	17	(5,350)
Ending Balance	$6,638	$15,239	$5,254	$49	$27,180

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2013:
	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,963	$1,890	$1,065	$	---	$4,918
Collectively evaluated for impairment	3,639	10,434	3,190		67	17,330
Total ending allowance balance	$5,602	$12,324	$4,255		$67	$22,248

Loans:
Individually reviewed for impairment	$13,086	$48,395	$15,145	$	---	$76,626
Collectively evaluated for impairment	229,673	431,260	275,328		---	936,261
Total ending loans balance	$242,759	$479,655	$290,473	$	---	$1,012,887

December 31, 2012:
	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,920	$2,418	$716	$	---	$6,054
Collectively evaluated for impairment	3,539	11,039	3,071		36	17,685
Total ending allowance balance	$6,459	$13,457	$3,787		$36	$23,739

Loans:
Individually reviewed for impairment	$14,390	$54,831	$14,086	$	---	$83,307
Collectively evaluated for impairment	245,310	448,128	275,603		---	969,041
Total ending loans balance	$259,700	$502,959	$289,689	$	---	$1,052,348

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$4,397	$4,394	$	---

Commercial real estate:
Residential developed	5,551	4,618		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	880	880		---
Commercial development	---	---		---
Residential improved	1,073	1,073		---
Commercial improved	3,180	3,165		---
Manufacturing and industrial	810	810		---
	11,494	10,546		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$15,891	$14,940	$	---

With an allowance recorded:
Commercial and industrial	$8,738	$8,693		$1,963

Commercial real estate:
Residential developed	1,783	1,783		174
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,995	1,995		101
Commercial development	14	14		1
Residential improved	10,247	10,247		411
Commercial improved	19,327	19,327		1,092
Manufacturing and industrial	4,482	4,482		111
	37,848	37,848		1,890
Consumer:
Residential mortgage	9,433	9,433		663
Unsecured	---	---		---
Home equity	5,712	5,712		402
Other secured	---	---		---
	15,145	15,145		1,065
	$61,731	$61,686		$4,918

Total	$77,622	$76,626		$4,918

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Average of impaired loans during the period:
Commercial and industrial	$14,823	$14,788	$16,027	$16,874

Commercial real estate:
Residential developed	6,553	8,351	6,841	8,445
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	3,031	3,862	3,339	3,672
Commercial development	14	217	15	218
Residential improved	11,678	13,440	12,102	13,993
Commercial improved	21,032	17,280	21,488	16,690
Manufacturing and industrial	6,136	9,299	6,577	9,384

Consumer	15,183	16,136	14,917	16,030

Interest income recognized during impairment:
Commercial and industrial	784	465	1,127	827
Commercial real estate	816	626	1,434	1,211
Consumer	137	144	260	278

Cash-basis interest income recognized
Commercial and industrial	599	487	935	815
Commercial real estate	879	627	1,469	1,215
Consumer	133	139	257	276

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013:

	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$4,081	$	---

Commercial real estate:
Residential developed	2,238		---
Unsecured to residential developers	---		---
Vacant and unimproved	486		---
Commercial development	2		---
Residential improved	651		---
Commercial improved	2,166		158
Manufacturing and industrial	---		---
	5,543		158
Consumer:
Residential mortgage	619		---
Unsecured	34		---
Home equity	339		---
Other secured	---		---
	992		---
Total	$10,616		$158

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$197	$168	$365	$242,394	$242,759

Commercial real estate:
Residential developed	---	1,917	1,917	20,871	22,788
Unsecured to residential developers	---	---	---	7,048	7,048
Vacant and unimproved	454	---	454	49,538	49,992
Commercial development	---	2	2	1,467	1,469
Residential improved	185	160	345	69,878	70,223
Commercial improved	310	1,861	2,171	248,373	250,544
Manufacturing and industrial	---	---	---	77,591	77,591
	949	3,940	4,889	474,766	479,655
Consumer:
Residential mortgage	101	616	717	180,575	181,292
Unsecured	---	---	---	1,601	1,601
Home equity	334	324	658	95,805	96,463
Other secured	52	---	52	11,065	11,117
	487	940	1,427	289,046	290,473
Total	$1,633	$5,048	$6,681	$1,006,206	$1,012,887

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans (dollars in thousands):

	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total

Commercial and industrial	$395	$219	$614	$259,086	$259,700

Commercial real estate:
Residential developed	---	35	35	26,055	26,090
Unsecured to residential developers	---	---	---	5,547	5,547
Vacant and unimproved	17	652	669	55,856	56,525
Commercial development	---	199	199	1,600	1,799
Residential improved	520	192	712	75,101	75,813
Commercial improved	2,502	1,436	3,938	251,800	255,738
Manufacturing and industrial	200	25	225	81,222	81,447
	3,239	2,539	5,778	497,181	502,959
Consumer:
Residential mortgage	647	110	757	181,868	182,625
Unsecured	---	---	---	1,683	1,683
Home equity	415	264	679	92,085	92,764
Other secured	59	---	59	12,558	12,617
	1,121	374	1,495	288,194	289,689
Total	$4,755	$3,132	$7,887	$1,044,461	$1,052,348

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $4,809,000 and $6,005,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2013 and December 31, 2012, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During the three and six months ended June 30, 2013 and throughout 2012, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at June 30, 2013, it is unlikely that any such loans will be removed from TDR status in 2013.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	59	$12,965	58	$14,485
Commercial real estate	123	43,514	142	49,936
Consumer	107	15,188	86	13,634
	289	$71,667	286	$78,055

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings executed during the three month periods ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification		Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	2	$237	$	---	3	$93	$9
Commercial real estate	4	1,276		---	9	1,301	---
Consumer	7	448		---	2	275	---
	13	$1,961	$	---	14	$1,669	$9

The following table presents information regarding troubled debt restructurings executed during the six month periods ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification		Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification

Commercial and industrial	3	$262	$	---	13	$1,335	$9
Commercial real estate	9	2,717		---	39	7,698	86
Consumer	30	5,469		1,770	9	1,462	260
	42	$8,448		$1,770	61	$10,495	$355

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended June 30, 2013 and 2012 that are not considered TDRs (dollars in thousands):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	124	$18,526	156	$27,628
Commercial real estate	103	40,047	85	28,906
Consumer	17	738	22	815
	244	$59,311	263	$57,349

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding modifications and renewals executed during the six month periods ended June 30, 2013 and 2012 that are not considered TDRs (dollars in thousands):

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance

Commercial and industrial	210	$48,453	250	$60,918
Commercial real estate	197	75,636	164	65,706
Consumer	28	932	46	1,687
	435	$125,021	460	$128,311

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended June 30, 2013 and 2012 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance

Commercial and industrial	---	$	---	1	$20
Commercial real estate	---		---	---	---
Consumer	---		---	---	---

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the six month periods ended June 30, 2013 and 2012 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance

Commercial and industrial	---	$	---	3	$112
Commercial real estate	---		---	1	76
Consumer	---		---	1	70

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

7. Doubtful - Loans supported by weak or no financial statements that indicate the ability to repay the entire loan is questionable. Loans in this category are normally characterized less than adequate collateral, insolvent, or extremely weak financial condition. A loan classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses makes collection or liquidation in full highly questionable. The possibility of loss is extremely high, however, activity may be underway to minimize the loss or maximize the recovery.

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of June 30, 2013, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7		8

Commercial and industrial	$1,311	$10,458	$68,445	$141,786	$14,299	$2,378	$4,081	$	---

Commercial real estate:
Residential developed	---	---	721	6,636	7,347	5,846	2,238		---
Unsecured to residential developers	---	---	---	6,974	74	---	---		---
Vacant and unimproved	---	---	11,846	26,713	10,413	536	486		---
Commercial development	---	---	---	1,282	170	14	2		---
Residential improved	---	112	10,402	38,403	13,392	7,263	651		---
Commercial improved	---	1,164	51,982	152,281	32,758	10,193	2,166		---
Manufacturing and industrial	---	252	21,190	46,150	7,888	2,110	---		---

	$1,311	$11,986	$164,586	$420,225	$86,341	$28,340	$9,624	$	---

As of December 31, 2012, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7		8

Commercial and industrial	$1,349	$20,630	$72,723	$141,425	$12,027	$3,884	$7,662	$	---

Commercial real estate:
Residential developed	---	---	715	6,240	9,772	6,339	3,024		---
Unsecured to residential developers	---	---	---	5,535	12	---	---		---
Vacant and unimproved	---	---	12,532	29,654	12,412	1,221	706		---
Commercial development	---	---	---	482	1,102	213	2		---
Residential improved	---	115	9,973	41,578	14,471	8,517	1,159		---
Commercial improved	---	2,009	40,253	159,353	37,449	15,153	1,521		---
Manufacturing and industrial	---	2,087	17,795	48,061	9,592	3,687	225		---

	$1,349	$24,841	$153,991	$432,328	$96,837	$39,014	$14,299	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2013	December 31, 2012

Not classified as impaired	$8,189	$13,015
Classified as impaired	29,775	40,298

Total commercial loans classified substandard or worse	$37,964	$53,313

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2013	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$180,676	$1,601	$96,139	$11,117
Nonperforming	616	---	324	---
Total	$181,292	$1,601	$96,463	$11,117

December 31, 2012	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$182,515	$1,683	$92,500	$12,617
Nonperforming	110	---	264	---
Total	$182,625	$1,683	$92,764	$12,617

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Beginning balance	$69,743	$83,663	$83,663
Additions, transfers from loans and fixed assets	2,754	9,168	7,725
Proceeds from sales of other real estate owned	(8,138)	(18,729)	(8,587)
Valuation allowance reversal upon sale	(2,308)	(4,300)	(1,998)
Gain (loss) on sale of other real estate owned	614	(59)	20
	62,665	69,743	80,823
Less: valuation allowance	(16,820)	(18,161)	(18,777)
Ending balance	$45,845	$51,582	$62,046

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance was as follows (dollars in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Beginning balance	$18,161	$17,225
Additions charged to expense	967	3,550
Reversals upon sale	(2,308)	(1,998)
Ending balance	$16,820	$18,777

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
U.S. Treasury and federal agency securities	$49,388	$	---	$49,388	$	---
U.S. Agency MBS and CMOs	19,901		---	19,901		---
Tax-exempt state and municipal bonds	22,842		---	22,841		---
Taxable state and municipal bonds	28,197		---	28,197		---
Corporate bonds and other debt securities	7,836		---	7,836		---
Other equity securities	1,495		---	1,495		---
Loans held for sale	4,553		---	4,553		---

December 31, 2012
U.S. Treasury and federal agency securities	$42,564	$	---	$42,564	$	---
U.S. Agency MBS and CMOs	23,761		---	23,761		---
Tax-exempt state and municipal bonds	20,793		---	20,793		---
Taxable state and municipal bonds	27,296		---	27,296		---
Corporate bonds	7,526		---	7,526		---
Other equity securities	1,557		---	1,557		---
Loans held for sale	8,130		---	8,130		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2013
Impaired loans	$27,306	$	---	$	---	$27,306
Other real estate owned	36,792		---		---	36,792

December 31, 2012
Impaired loans	$34,668	$	---	$	---	$34,668
Other real estate owned	41,594		---		---	41,594

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2013 and December 31, 2012 (dollars in thousands).

	Level in	June 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$27,605	$27,605	$33,556	$33,556
Cash equivalents	Level 2	129,849	129,849	192,802	192,802
Interest-bearing time deposits in other financial institutions	Level 2	25,000	25,000	---	---
Securities held to maturity	Level 3	5,380	5,494	4,300	4,301
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	963,333	959,015	993,941	999,619
Bank owned life insurance	Level 3	27,162	27,162	26,804	26,804
Accrued interest receivable	Level 2	3,405	3,405	3,411	3,411

Financial liabilities
Deposits	Level 2	(1,199,578)	(1,201,112)	(1,286,261)	(1,285,819)
Other borrowed funds	Level 2	(90,658)	(90,770)	(91,822)	(95,213)
Long-term debt	Level 2	(41,238)	(35,111)	(41,238)	(30,463)
Subordinated debt	Level 2	(1,650)	(1,650)	(1,650)	(1,650)
Accrued interest payable	Level 2	(5,591)	(5,591)	(4,858)	(4,858)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Noninterest-bearing demand	$318,981	$339,520
Interest bearing demand	261,178	278,765
Savings and money market accounts	455,452	476,803
Certificates of deposit	163,967	191,173
	$1,199,578	$1,286,261

Approximately $58.6 million and $69.2 million in certificates of deposit were in denominations of $100,000 or more at June 30, 2013 and December 31, 2012, respectively.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

June 30, 2013
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	10,658	March 2018 to July 2018	3.77%
	$90,658

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate

December 31, 2012
Single maturity fixed rate advances	$80,000	May 2015 to September 2016	1.70%
Amortizable mortgage advances	11,822	March 2018 to July 2018	3.78%
	$91,822

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $419,756,000 and $413,482,000 under a blanket lien arrangement at June 30, 2013 and December 31, 2012, respectively.

During the second quarter of 2013, the Bank modified the terms of six of its existing FHLB advances (totaling $60.0 million) having the effect of extending the weighted average maturity for all outstanding advances from 3.22 years to 4.86 years and reducing the weighted average interest rate from 1.95% to 1.94%.  As the modifications did not result in the terms being substantially different (as defined in ASC 470-50-40-10), the transaction is accounted for as a modification, not extinguishment of debt.  Accordingly, the prepayment fees incurred are amortized as an adjustment of the yield over the remaining life of each advance.

Scheduled repayments of FHLB advances as of June 30, 2013 were as follows (in thousands):

2013	$667
2014	1,884
2015	1,938
2016	21,996
2017	2,055
Thereafter	62,118
$90,658

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at June 30, 2013 and December 31, 2012, and the Company had approximately $29.0 million and $30.3 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $35.0 million and $37.2 million at June 30, 2013 and December 31, 2012, respectively.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended June 30, 2013 and 2012 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net income	$2,603	$3,186	$5,077	$7,671
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$2,603	$3,186	$5,077	$7,671

Weighted average shares outstanding, including participating stock awards - Basic	27,260,748	27,082,825	27,185,505	27,082,825

Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	27,260,748	27,082,825	27,185,505	27,082,825

Basic earnings per common share	$0.10	$0.12	$0.19	$0.28
Diluted earnings per common share	$0.10	$0.12	$0.19	$0.28

Stock options for 445,392 shares of common stock for both the three and six month periods ended June 30, 2013 were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 556,191 shares of common stock for both the three and six month periods ended June 30, 2012 were not considered in computing diluted earnings per share because they were antidilutive.  Potential common shares associated with convertible preferred stock and stock warrants were not considered in computing diluted earnings per share in each period because they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012		Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Current	$55		$(176)	$55		$(163)
Deferred (benefit) expense	1,141		176	2,283		163
	$1,196	$	---	$2,338	$	---

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012		Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Statutory rate	35%		35%	35%		35%
Statutory rate applied to income before taxes	1,330		1,115	$2,595		$2,685
Add (deduct)
Change in valuation allowance	---		(822)	---		(2,295)
Tax-exempt interest income	(50)		(20)	(96)		(32)
Bank-owned life insurance	(65)		(79)	(125)		(157)
Other, net	(19)		(194)	(36)		(201)
	$1,196	$	---	$2,338	$	---

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

Throughout 2012, the positive evidence increased, while the negative evidence decreased.  The most significant negative evidence at December 31, 2012 was the level of other real estate owned at $51.6 million, which was down $14.8 million from December 31, 2011.  We achieved our 11th consecutive quarter of profitability as of December 31, 2012.  With the positive results of the fourth quarter of 2012, we moved into a cumulative income position for the most recent three year period.  In the first quarter of 2012, the FDIC and DIFS terminated the Bank’s Consent Order and, in the fourth quarter of 2012, the FRB terminated its Written Agreement with the Company, reducing regulatory uncertainty.  Based on this, sustained improvement in asset quality and our projected results, our analysis at December 31, 2012 concluded that it was “more likely than not” that we will continue to produce earnings and that the positive evidence outweighed the negative evidence regarding our ability to utilize our deferred tax assets.  As such, the full valuation allowance of $18.9 million was reversed to federal income tax expense at December 31, 2012.  In the second quarter of 2013, we achieved our 13th consecutive quarter of profitability and the FDIC and DIFS released the Bank’s MOU.  We concluded that no valuation allowance on our net deferred tax asset was necessary at June 30, 2013.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2013	December 31, 2012
Deferred tax assets
Allowance for loan losses	$7,787	$8,309
Nonaccrual loan interest	1,043	1,023
Valuation allowance on other real estate owned	5,887	6,356
Net operating loss carryforward	2,617	4,188
Unrealized loss on securities available for sale	774	---
Other	1,918	1,794
Gross deferred tax assets	20,026	21,670
Valuation allowance	---	---
Total net deferred tax assets	20,026	21,670

Deferred tax liabilities
Depreciation	(1,549)	(1,693)
Unrealized gain on securities available for sale	---	(517)
Prepaid expenses	(308)	(308)
Other	(381)	(372)
Gross deferred tax liabilities	(2,238)	(2,890)
Net deferred tax asset	$17,788	$18,780

At June 30, 2013, we had federal net operating loss carry forwards of $7.5 million that expire through 2030.

There were no unrecognized tax benefits at June 30, 2013 or December 31, 2012 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2009.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2013	December 31, 2012
Commitments to make loans	$112,666	$75,319
Letters of credit	8,445	8,200
Unused lines of credit	276,752	276,620

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $16.4 million and $26.9 million at June 30, 2013 and December 31, 2012, respectively.

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At June 30, 2013, approximately 28% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to the prime rate.

NOTE 11 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2013, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

NOTE 12 – SHAREHOLDERS' EQUITY

In connection with the October 26, 2012 termination of the Company’s Written Agreement with the Federal Reserve Bank of Chicago, the Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company debt, or redeeming any capital stock.  The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. The Bank had retained earnings of approximately $9.4 million at June 30, 2013.

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

Index

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At June 30, 2013 and December 31, 2012, actual capital levels and minimum required levels were (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations				Minimum Required Under MOU (1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio		Amount			Ratio
June 30, 2013
Total capital (to risk weighted assets)
Consolidated	$175,009	16.1%	$86,832	8.0%	N/	A	N/	A		N/	A	N/	A
Bank	171,579	15.8	86,884	8.0	$108,605		10.0%			N/	A	N/	A
Tier 1 capital (to risk weighted assets)
Consolidated	159,945	14.7	43,416	4.0	N/	A	N/	A		N/	A	N/	A
Bank	157,896	14.5	43,442	4.0	65,163		6.0			N/	A	N/	A
Tier 1 capital (to average assets)
Consolidated	159,945	10.9	58,959	4.0	N/	A	N/	A		N/	A	N/	A
Bank	157,896	10.7	58,923	4.0	73,654		5.0		$	N/	A	N/	A

December 31, 2012
Total capital (to risk weighted assets)
Consolidated	$168,929	15.0%	$90,244	8.0%	N/	A	N/	A		N/	A	N/	A
Bank	164,214	14.5	90,299	8.0	$112,874		10.0%			N/	A	N/	A
Tier 1 capital (to risk weighted assets)
Consolidated	150,857	13.4	45,122	4.0	N/	A	N/	A		N/	A	N/	A
Bank	149,960	13.3	45,150	4.0	67,724		6.0			N/	A	N/	A
Tier 1 capital (to average assets)
Consolidated	150,857	10.4	58,312	4.0	N/	A	N/	A		N/	A	N/	A
Bank	149,960	10.3	58,371	4.0	72,964		5.0			$116,742		8.0%

(1)	The MOU is applicable only to the December 31, 2012 information presented in these columns.

Approximately $40.0 million and $37.7 million of trust preferred securities outstanding at June 30, 2013 and December 31, 2012, respectively, qualified as Tier 1 capital. Refer to our 2012 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at June 30, 2013 and December 31, 2012.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at June 30, 2013, we do not believe implementation of the new rule will have a material impact on our capital needs.

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

At June 30, 2013, we had total assets of $1.48 billion, total loans of $1.01 billion, total deposits of $1.20 billion and shareholders' equity of $133.3 million.  During the second quarter of 2013, we recognized net income of $2.6 million compared to net income of $3.2 million in the second quarter of 2012. This represented our thirteenth consecutive quarter (over three full years) of profitability.  With the reversal of our deferred tax asset valuation allowance at December 31, 2012, our earnings for the second quarter of 2013 reflected tax expense while the second quarter of 2012 did not.

As of June 30, 2013, the Company’s and the Bank’s risk-based regulatory capital ratios were at the highest they have ever been.  The Bank was categorized as “well capitalized” at June 30, 2013.

On April 12, 2013, the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Department of Insurance and Financial Services (“DIFS”), the primary banking regulators of the Bank, notified the Bank that the Bank’s Memorandum of Understanding (“MOU”) with the FDIC and DIFS had served its purpose and was released.  As a result, the Bank is no longer subject to any regulatory order, memorandum of understanding or other similar regulatory directive or proceeding and has returned to a normal regulatory operating environment.

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

RESULTS OF OPERATIONS

Summary: Net income available to common shares for the quarter ended June 30, 2013 was $2.6 million ($3.8 million on a pretax basis), compared to net income of $3.2 million ($3.2 million on a pretax basis) in the second quarter of 2012. Net income per common share on a diluted basis was $0.10 for the second quarter of 2013 and $0.12 for the second quarter of 2012.  For the six months ended June 30, 2013, net income was $5.1 million ($7.4 million on a pretax basis), compared to $7.7 million ($7.7 million on a pretax basis) for the same period in 2012.  Net income per common share on a diluted basis for the six months ended June 30, 2013 was $0.19, compared to $0.28 for the same period in 2012.

The improvement in pretax earnings in the second quarter of 2013 was a continuation of improvement in our nonperforming assets, with a reduction in nonperforming asset expenses of $1.9 million compared to the second quarter of 2012.  Net chargeoffs for the second quarter 2013 were $239,000 compared to $521,000 in the second quarter of 2012.  We recorded a negative provision for loan losses of $1.0 million in the second quarter 2013 compared to a negative $1.8 million in the second quarter 2012.  With the reversal of the deferred tax asset valuation allowance at December 31, 2012, tax expense is no longer offset by valuation allowance reversals and we recorded $1.2 million in federal income tax expense in the second quarter of 2013 and none in the second quarter of 2012.

The reduction in pretax earnings in the first six months of 2013 compared to the same period in 2012 is due to an unusually large negative provision for loan loss expense taken in the first quarter of 2012 resulting from a large loan recovery collected in the first quarter of 2012.  The provision for loan losses was a negative $1.75 million for the six month period ended June 30, 2013 compared to a negative $5.35 million for the same period in 2012.  We recorded $2.3 million in federal income tax expense in the first six months of 2013 and none in the first six months of 2012.

Index
Operating results in recent periods have been significantly impacted by the expense associated with problem loans and nonperforming assets. These expenses remain elevated but continue to show significant improvement.  Apart from the provision for loan losses, expenses associated with nonperforming assets (including administration costs and losses) were $1.3 million for the second quarter 2013 compared to $3.2 million for the second quarter 2012.  For the first half of 2013, such expenses totaled $2.3 compared to $6.2 million for the same period in 2012.  Larger valuation writedowns on other real estate owned and higher levels of legal costs associated with nonperforming assets in the first half of 2012 were the primary reasons for the change between periods.  Lost interest from elevated levels of nonperforming assets was approximately $639,000  and $1.4 million, respectively, for the three and six months ended June 30, 2013 compared to $970,000 and $2.1 million, respectively, for the three and six months ended June 30, 2012.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $10.5 million for the second quarter of 2013 compared to $11.3 million for the second quarter of 2012.  For the first half of 2013, net interest income was $20.9 million compared to $22.6 million for the same period in 2012.

The decrease in net interest income in the second quarter of 2013 was due primarily to a decline in yield on our average interest earning assets. Our average yield on earning assets for the second quarter of 2013 declined 38 basis points from 4.08% to 3.70% compared to the same period in 2012. Average interest earning assets totaled $1.33 billion for the second quarter of 2013 compared to $1.36 billion for the second quarter of 2012. The net interest margin was 3.15% for the second quarter of 2013 compared to 3.32% for the second quarter of 2012. The decline in the margin for the most recent quarter was driven by the reduction in our average yield on earning assets, partially offset by a reduction in the cost of average interest bearing liabilities.  An increase of $47.9 million in average securities between periods partially mitigated the impact of reduction in average loan yield from 4.98% in the second quarter of 2012 to 4.39% in the second quarter of 2013.

Average interest earning assets decreased from $1.35 billion for the first six months of 2012 to $1.34 billion for the same period in 2013.  Our average yield on earning assets declined 41 basis points for the first half of 2013 in comparison with the same period in 2012. Our net interest margin was 3.14% for the six month period in 2013 compared to 3.32% for the same period in 2012.

The declines in yields on interest earning assets for the three and six month periods ended June 30, 2013 were from decreases in the yield on our commercial, residential and consumer loan portfolios, which have repriced at lower levels in the generally low rate environment during this period. Our margin has been negatively impacted by the significant balances in liquid and short-term investments held during the past three years. As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The cost of funds decreased 25 basis points to 0.70% in the second quarter of 2013 from 0.95% in the same period in 2012.   The cost of funds decreased 27 basis points to 0.72% for the six months ended June 30, 2013 compared to 0.99% for the same period in 2012.  For both the three and six month periods ended June 30, 2013, decreases in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index
The following table shows an analysis of net interest margin for the three month periods ended June 30, 2013 and 2012.

	For the three months ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$105,866	$448	1.69%	$75,987	$384	2.02%
Tax-exempt securities (1)	27,968	155	3.63%	9,955	65	4.47%
Loans (2)	1,039,771	11,493	4.39%	1,055,624	13,237	4.98%
Federal Home Loan Bank stock	11,236	97	3.41%	11,236	84	2.95%
Federal funds sold and other short-term investments	146,716	114	0.31%	203,251	130	0.25%
Total interest earning assets (1)	1,331,557	12,307	3.70%	1,356,053	13,900	4.08%

Noninterest earning assets:
Cash and due from banks	23,595			22,140
Other	134,735			127,024
Total assets	$1,489,887			$1,505,217

Liabilities
Deposits:
Interest bearing demand	$279,109	96	0.21%	$223,439	86	0.15%
Savings and money market accounts	457,151	471	0.41%	419,097	505	0.48%
Time deposits	174,965	415	0.95%	272,149	935	1.38%
Borrowings:
Other borrowed funds	92,307	490	2.10%	132,326	672	2.01%
Long-term debt	41,238	372	3.57%	41,238	380	3.65%
Total interest bearing liabilities	1,044,770	1,844	0.70%	1,088,249	2,578	0.95%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	300,864			308,152
Other noninterest bearing liabilities	9,716			7,580
Shareholders' equity	134,537			101,236
Total liabilities and shareholders' equity	$1,489,887			$1,505,217

Net interest income		$10,463			$11,322

Net interest spread (1)			3.00%			3.13%
Net interest margin (1)			3.15%			3.32%
Ratio of average interest earning assets to average interest bearing liabilities	127.45%			124.61%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $11.3 million and $24.9 million for the three months ended June 30, 2013 and 2012.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2013 and 2012.

	For the six months ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$104,101	$877	1.68%	$67,941	$701	2.06%
Tax-exempt securities (1)	26,437	296	3.67%	8,075	108	4.61%
Loans (2)	1,047,631	23,161	4.41%	1,062,338	26,763	5.01%
Federal Home Loan Bank stock	11,236	196	3.47%	11,236	169	2.97%
Federal funds sold and other short-term investments	150,677	210	0.28%	203,578	257	0.25%
Total interest earning assets (1)	1,340,082	24,740	3.71%	1,353,168	27,998	4.12%

Noninterest earning assets:
Cash and due from banks	22,610			21,751
Other	135,566			126,697
Total assets	$1,498,258			$1,501,616

Liabilities
Deposits:
Interest bearing demand	$268,235	177	0.13%	$216,973	182	0.17%
Savings and money market accounts	470,049	1,018	0.43%	407,196	1,014	0.50%
Time deposits	181,702	872	0.97%	284,150	1,979	1.40%
Borrowings:
Other borrowed funds	92,777	985	2.11%	140,855	1,451	2.04%
Long-term debt	41,238	741	3.58%	41,238	770	3.70%
Total interest bearing liabilities	1,054,001	3,793	0.72%	1,090,412	5,396	0.99%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	302,246			305,742
Other noninterest bearing liabilities	8,765			7,082
Shareholders' equity	133,246			98,380
Total liabilities and shareholders' equity	$1,498,258			$1,501,616

Net interest income		$20,947			$22,602

Net interest spread (1)			2.99%			3.13%
Net interest margin (1)			3.14%			3.32%
Ratio of average interest earning assets to average interest bearing liabilities	127.14%			124.10%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $13.4 million and $28.1 million for the six months ended June 30, 2013 and 2012.

Index
Provision for Loan Losses: The provision for loan losses for the second quarter of 2013 was a negative $1.0 million compared to a negative $1.75 million for the second quarter of 2012. The negative provisions in both periods were the result of continued significant declines in the level of net charge-offs, reduction in the balances and required reserves on nonperforming loans and stabilizing real estate values on problem credits.  The provision for loan losses for the first half of 2013 was a negative $1.75 compared to a negative $5.35 million for the same period in 2012.  The larger negative provision in the first half of 2012 was primarily associated with a $4.4 million recovery on a previously charged-off loan in the first quarter of 2012.

Net charge-offs were $239,000 for the second quarter of 2013 compared to $521,000 for the second quarter of 2012. The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans.  The pace of the decline in real estate values, however, has been slowing, translating into a significant decline in charge-offs. We are also experiencing positive results from our collection efforts with loan recoveries increasing as evidenced by our net loan recovery positions in recent quarters.  For the second quarter of 2013, loan recoveries were $459,000 compared to $378,000 for the same period in 2012.  For the six months ended June 30, 2013, we experienced net recoveries of $259,000 compared to net recoveries of $889,000 for the same period in 2012.   Loan recoveries for the six months ended June 30, 2013 were $1.6 million compared to $5.3 million for the same period in 2012.  While we expect our collection efforts to produce further recoveries, the amount achieved in the first quarter of 2012 was unusually high.

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

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2013 increased to $4.2 million and $8.2 million, respectively, from $4.0 million and $7.7 million, respectively, for the same periods in 2012. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Service charges and fees on deposit accounts	$976	$776	$1,888	$1,571
Net gains on mortgage loans	708	780	1,533	1,251
Trust fees	625	598	1,213	1,207
Gain as sales of securities	61	59	80	59
ATM and debit card fees	1,132	1,064	2,109	2,045
Bank owned life insurance (“BOLI”) income	188	224	358	447
Investment services fees	257	160	472	389
Other income	264	339	521	742
Total noninterest income	$4,211	$4,000	$8,174	$7,711

Service charges on deposit accounts increased for the three month and six periods ended June 30, 2013 due, primarily, to an increase in overdraft activity from our customer base.  Mortgage gains continued to be elevated in the second quarter and first six months of 2013 and were comparable to the second quarter and first six months of 2012.  The low interest rate environment has contributed significantly to the elevated level of mortgage originations and resulting gains on sales.

Index
Noninterest Expense: Noninterest expense decreased to $11.9 million and $23.5 million for the three and six month periods ended June 30, 2013, from $13.9 million and $28.0 million, respectively, for the same periods in 2012. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Salaries and benefits	$5,732	$5,723	$11,525	$11,443
Occupancy of premises	905	941	1,851	1,912
Furniture and equipment	845	858	1,595	1,685
Legal and professional	183	180	373	392
Marketing and promotion	246	210	492	420
Data processing	352	368	704	719
FDIC assessment	345	479	817	1,188
ATM and debit card processing	361	308	652	596
Bond and D&O insurance	183	215	368	483
Administration and disposition of problem assets	1,299	3,190	2,260	6,249
Outside services	354	381	723	759
Other noninterest expense	1,070	1,033	2,096	2,146
Total noninterest expense	$11,875	$13,886	$23,456	$27,992

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased slightly in the second quarter of 2013 from the second quarter of 2012. We had 360 full-time equivalent employees at June 30, 2013 compared to 373 at June 30, 2012. The increased expense for the second quarter of 2013 was primarily attributable to the reinstatement of our 401k plan matching contributions beginning with the first quarter of 2013.  This expense totaled $136,000 for the second quarter of 2013.  Incentive compensation programs have been implemented for certain departments in 2013, which have also increased compensation expense.   Salaries and benefits increased by $82,000 from $11.4 million for the first six months of 2012 to $11.5 million for the same period of 2013.  The increase for the first half of 2013 was due to the reinstatement of our 401k plan matching contributions discussed above and also due to increased mortgage commissions from higher loan origination volume in 2013.  The increases in salaries and benefits were partially offset by lower medical insurance expense resulting from lower claims experience in the three and six month periods ended June 30, 2013 compared to the same periods in 2012.

The next largest noninterest expense was our cost related to administration and disposition of problem assets. Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced significant decreases in each of these expense categories in the second quarter and first six months of 2013 compared to the same period in 2012.

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Legal and professional – nonperforming assets	$335	$266	$501	$707
Repossessed and foreclosed property administration	670	990	1,406	2,011
Losses on repossessed and foreclosed properties	294	1,934	353	3,531
Total	$1,299	$3,190	$2,260	$6,249

Losses on repossessed assets and foreclosed properties decreased significantly for the three month period ended June 30, 2013, decreasing $1.6 million from the same period in 2012.  For the first six months of 2013, losses on repossessed assets and foreclosed properties were down $3.2 million from the same period in 2012.  The writedowns for each period have largely been driven by declines in the value of real estate. The pace of the decline in real estate values, however, has been slowing, translating into a significant decline in writedowns. During the second quarter of 2013, we realized net gains on sales of foreclosed properties of $294,000, offsetting half the $588,000 in valuation writedowns during the quarter.  For the six months ended June 30, 2013, we realized net gains of $614,000 on sales of foreclosed properties, significantly offsetting the $967,000 in valuation writedowns for the period.

Index
Costs associated with administration and disposition of problem assets decreased due to the decrease in the level of other real estate owned. Other real estate owned decreased from $62.0 million at June 30, 2012 and $51.6 million at December 31, 2012 to $45.8 million at June 30, 2013.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

FDIC assessments decreased by $134,000 to $345,000 for the second quarter of 2013 compared to $479,000 for the second quarter of 2012 as a result of our reduced level of deposits and due to a change in our assessment category resulting from the termination of the Bank’s MOU by the FDIC and DIFS effective April 12, 2013.  For the six months ended June 30, 2012, our FDIC assessments were $817,000, compared to $1.2 million for the same period in 2012.

We realized a $32,000 reduction in our bond and D&O insurance costs in the second quarter of 2013 compared to the second quarter 2012 and a reduction of $115,000 for the six month period ended June 30, 2013 compared to the same period in 2012 as a result of our improving financial condition and the decreased risk perceived by our insurance carriers.

Federal Income Tax Expense: We recorded $1.2 million and $2.3 million in federal income tax expense for the three and six month periods ended June 30, 2013, respectively,  and no federal income tax expense in the same periods in 2012.  From June 30, 2009 to December 31, 2012, we had concluded that a full valuation allowance needed to be maintained for all of our net deferred tax assets based primarily on our net operating losses in 2008 and 2009 and the continued challenging environment confronting banks that could negatively impact future operating results.  With the termination of the Bank’s Consent Order and the Company’s Written Agreement, cumulative earnings in the most recent three year period and projections showing future taxable income at December 31, 2012, we concluded that the valuation allowance was no longer required and the $18.9 million valuation allowance was reversed at that time.  As a result, the financial results for the second quarter and first six months of 2013 reflect federal income tax expense, at an effective tax rate of 31.48% and 31.53%, respectively.

FINANCIAL CONDITION

Summary:  Due to the continuing soft economic conditions, we have been focused on improving our loan portfolio, reducing exposure in higher loan concentration types, and improving our financial condition through diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   We have experienced positive results in each of these areas over the past three years.

Total assets were $1.48 billion at June 30, 2013, a decrease of $83.9 million from $1.56 billion at December 31, 2012. This change reflected increases of $6.2 million in securities available for sale and $25.0 million of interest-bearing time deposits in other financial institutions, offset by declines of $39.5 million in our loan portfolio and $68.9 million in cash and cash equivalents. Total deposits declined by $86.7 million due to normal seasonal deposit usage and other borrowed funds were down by $1.2 million at June 30, 2013 compared to December 31, 2012.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $157.5 million at June 30, 2013 compared to $226.4 million at December 31, 2012. The $68.9 million decrease was primarily the result of normal outflow of the seasonal build-up in deposits we typically experience toward year end.  These balances have also been elevated due to high short term balances maintained by our large deposit customers.  Part of the decrease also related to shifting some balances to two time deposit accounts as discussed below.  We expect our balances of short term investments to remain elevated until loan demand materially increases and more attractive investment opportunities emerge.

Interest-bearing Time Deposits with Other Financial Institutions: We opened two time deposit accounts with our primary correspondent bank in the first quarter of 2013, each in equal amounts totaling $25.0 million.  One of these deposits matures within 12 months and the other within 18 months, and both provide a higher interest rate than federal funds sold or other short-term investments.

Securities Available for Sale: Securities available for sale were $129.7 million at June 30, 2013 compared to $123.5 million at December 31, 2012. We began rebuilding our investment portfolio during the second quarter of 2011. The balance at June 30, 2013 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio.

Index
Portfolio Loans and Asset Quality: Total portfolio loans declined by $39.5 million in the first six months of 2013 and were $1.01 billion at June 30, 2013 compared to $1.05 billion at December 31, 2012. During the first six months of 2013, our commercial and residential portfolios decreased by $40.2 million and $1.3 million, respectively, while our consumer portfolio increased by $2.1 million.

We also saw an increase in the volume of residential mortgage loans originated for sale in the first six months of 2013 compared to the same period in 2012. Residential mortgage loans originated for sale were $63.2 million in the first six months of 2013 compared to $59.4 million for the same period in 2012. This increase was primarily due to market conditions and our focus on increasing our residential mortgage lending volume.

Our commercial loan portfolio balances declined in recent years reflecting the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized.  During the fourth quarter of 2012, we achieved growth in our commercial loan portfolio for the first time since the fourth quarter of 2008 and balances held relatively steady in the first six months of 2013.  The reduction in balances at June 30, 2013 are primarily seasonal paydowns of agricultural credits and removal of nonperforming or weaker credits from the Bank.  We plan to continue measured, high quality loan portfolio growth in 2013.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 71% of the total loan portfolio at June 30, 2013 and 73% at December 31, 2012. Residential mortgage and consumer loans comprised approximately 29% of total loans at June 30, 2013 and 27% at December 31, 2012.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2013	Percent of Total Loans	December 31, 2012	Percent of Total Loans
Commercial real estate:(1)
Residential developed	$22,788	2.2%	$26,090	2.5%
Unsecured to residential developers	7,048	0.7	5,547	0.5
Vacant and unimproved	49,992	4.9	56,525	5.3
Commercial development	1,469	0.2	1,799	0.2
Residential improved	70,223	6.9	75,813	7.2
Commercial improved	250,544	24.7	255,738	24.3
Manufacturing and industrial	77,591	7.7	81,447	7.7
Total commercial real estate loans	479,655	47.3	502,959	47.8
Commercial and industrial	242,759	24.0	259,700	24.7
Total commercial loans	722,414	71.3	762,659	72.5

Consumer:
Residential mortgage	181,292	17.9	182,625	17.3
Unsecured	1,601	0.2	1,683	0.2
Home equity	96,463	9.5	92,764	8.8
Other secured	11,117	1.1	12,617	1.2
Total consumer	290,473	28.7	289,689	27.5
Total loans	$1,012,887	100.0%	$1,052,348	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 47% of the total loan portfolio at June 30, 2013 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $23.3 million since December 31, 2012. Our commercial and industrial loan portfolio decreased by $16.9 million to $242.8 million at June 30, 2013 and represented 24% of our commercial portfolio.  As discussed above, these reductions are largely due to seasonal paydowns of agricultural loans.

Index
Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18% of portfolio loans at June 30, 2013 and 17% at December 31, 2012 as we continue to execute our strategy to diversify our credit risk from commercial real estate.  During 2013, we expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

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

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans increased by $2.1 million to $109.2 million at June 30, 2013 from $107.1 million at December 31, 2012 due to an increase in home equity loans.  Consumer loans comprised approximately 11% of our portfolio loans at June 30, 2013 and 10% at December 31, 2012.

The following table shows our loan origination activity for portfolio loans during the first six months of 2013, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Originations 2013	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$3,168	1.4%	$396
Unsecured to residential developers	---	---	---
Vacant and unimproved	8,099	3.6	506
Commercial development	---	---	---
Residential improved	20,654	9.2	211
Commercial improved	31,784	14.1	578
Manufacturing and industrial	8,296	3.7	553
Total commercial real estate	72,001	32.0	375
Commercial and industrial	97,356	43.2	38
Total commercial	169,357	75.2	61

Consumer:
Residential mortgage	30,608	13.6	214
Unsecured	214	0.1	19
Home equity	23,706	10.5	72
Other secured	1,481	0.6	13
Total consumer	56,009	24.8	93
Total portfolio loan originations	$225,366	100.0%	$67

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2013, nonperforming assets totaled $56.6 million compared to $67.6 million at December 31, 2012. Additions to other real estate owned in the first six months of 2013 were just $2.8 million.  Based on the loans currently in their redemption period, we expect significantly reduced levels of loans moving into other real estate owned in 2013 compared to 2012.  Proceeds from sales of foreclosed properties were $8.1 million in the first six months of 2013 resulting in a net gain of $614,000. Proceeds from sales of foreclosed properties were $8.6 million in the first half of 2012, resulting in a net gain of $20,000.  We expect the level of sales of foreclosed properties for the remainder of 2013 to be similar to the levels experienced in 2012.

Index
Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of June 30, 2013, nonperforming loans totaled $10.8 million, or 1.06% of total portfolio loans, compared to $16.0 million, or 1.52% of total portfolio loans, at December 31, 2012.

Loans for development or sale of 1-4 family residential properties comprised a large portion of nonperforming loans. They were approximately $2.7 million, or 25.0% of total nonperforming loans, at June 30, 2013 compared to $3.2 million, or 19.7% of total nonperforming loans, at December 31, 2012. The remaining balance of nonperforming loans at June 30, 2013 consisted of $3.0 million of commercial real estate loans secured by various types of non-residential real estate, $4.1 million of commercial and industrial loans, and $1.0 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $45.8 million at June 30, 2013 and $51.6 million at December 31, 2012. Of this balance at June 30, 2013, there were 95 commercial real estate properties totaling approximately $43.2 million. The remaining balance was comprised of 31 residential properties totaling approximately $2.6 million.  Five commercial real estate properties comprised $18.7 million, or 41%, of total other real estate owned at June 30, 2013.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At June 30, 2013, our foreclosed asset portfolio had a weighted average age held in portfolio of 2.61 years. Below is a breakout of our foreclosed asset portfolio at June 30, 2013 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property type	Carrying Value at June 30, 2013	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)

Single Family	$1,929	3.3%	31.0%
Residential Lot	649	28.9%	43.7%
Multi-Family	150	---%	14.9%
Vacant Land	6,958	30.4%	48.0%
Residential Development	14,009	35.5%	72.2%
Commercial Office	3,210	29.1%	49.7%
Commercial Industrial	293	25.5%	40.1%
Commercial Improved	18,647	18.5%	33.2%
	$45,845	26.7%	55.3%

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2013	December 31, 2012
Nonaccrual loans	$10,616	$15,385
Loans 90 days past due and still accruing	158	618
Total nonperforming loans (NPLs)	10,774	16,003
Foreclosed assets	45,845	51,582
Repossessed assets	---	6
Total nonperforming assets (NPAs)	56,619	67,591
Accruing restructured loans (ARLs) (1)	63,455	65,024
Total NPAs and ARLs	$120,074	$132,615

NPLs to total loans	1.06%	1.52%
NPAs to total assets	3.83%	4.33%

(1)	Comprised of approximately $48.6 million and $51.8 million of commercial loans and $14.8 million and $13.2 million of consumer loans whose terms have been restructured at June 30, 2013 and December 31, 2012, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Index
Allowance for loan losses: The allowance for loan losses at June 30, 2013 was $22.2 million, a decrease of $1.5 million, compared to $23.7 million at December 31, 2012. The balance of the allowance for loan losses was 2.20% of total portfolio loans at June 30, 2013 compared to 2.26% of total portfolio loans at December 31, 2012. While this ratio decreased slightly, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 148.34% at December 31, 2012 to 206.50% at June 30, 2013.

The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended June 30, 2013	Quarter Ended March 31, 2013	Quarter Ended December 31, 2012	Quarter Ended September 30, 2012	Quarter Ended June 30, 2012

Commercial loans	$722.4	$756.7	$762.7	$734.3	$753.6
Nonperforming loans	10.8	14.2	16.0	17.4	18.9
Other real estate owned and repo assets	45.8	51.6	51.6	57.8	62.0
Total nonperforming assets	56.6	65.8	67.6	75.1	80.9
Net charge-offs (recoveries)	0.2	(0.5)	2.0	(0.3)	0.5
Total delinquencies	6.7	6.6	7.9	5.7	6.9

Nonperforming loans have continually declined since the first quarter of 2010 to $10.8 million at June 30, 2013, which was our lowest level of nonperforming loans since the second quarter of 2007. As discussed earlier, we have had net loan recoveries in several quarters over the last year and a half.  Our total delinquencies have continued to decline, from $6.9 million at June 30, 2012 to $6.7 million at June 30, 2013.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The provision for loan losses increased $750,000 to a negative $1.0 million for the three months ended June 30, 2013 compared to a negative $1.75 million for the same period of 2012.  The increase was due to a smaller level of reduction in nonperforming loans as they continue to stabilize at a more reasonable level.  Net chargeoffs were $239,000 for the three months ended June 30, 2013 compared to net chargeoffs of $521,000 for the same period in 2012. The ratio of net charge-offs to average loans was 0.09% on an annualized basis for the second quarter of 2013, compared to -0.19% for the first quarter of 2013 and 0.20% for the second quarter of 2012.

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

Impaired loans declined $6.7 million to $76.6 million at June 30, 2013 compared to $83.3 million at December 31, 2012.  The specific allowance for impaired loans decreased $1.1 million to $4.9 million, or 6.4% of total impaired loans, at June 30, 2013 compared to $6.1 million, or 7.3% of total impaired loans, at December 31, 2012.  The overall balance of impaired loans remained elevated due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.  As TDRs are also considered impaired, this increased our impaired loan balance for each period presented as most of our classified loans renewed in this time period.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans decreased to $14.1 million at June 30, 2013 compared to $14.6 million at December 31, 2012.  This resulted in a general reserve percentage allocated at June 30, 2013 of 2.13% of commercial loans, an increase from 2.12% at December 31, 2012.  The qualitative component of our general allowance allocated to commercial loans increased from $13.8 million at December 31, 2012 to $14.0 million at June 30, 2013.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.2 million at June 30, 2013 and $3.1 million at December 31, 2012.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $53.3 million at June 30, 2013, representing a decrease of $274,000 from $53.6 million at December 31, 2012.  The decline was largely from depreciation of current facilities in excess of capital additions during the first quarter of 2013.

Deposits and Other Borrowings: Total deposits decreased $86.6 million to $1.20 billion at June 30, 2013, as compared to $1.29 billion at December 31, 2012.  Non-interest checking account balances decreased $20.5 million during the first six months of 2013.  Interest bearing demand account balances decreased $17.5 million and savings and money market account balance decreased $22.4 million in the first six months of 2013.  We decreased higher costing certificates of deposits by $26.2 million in the first half of 2013.  The reductions in balances of checking accounts were caused by normal seasonal outflows and some shifting between deposit types.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 27% of total deposits at June 30, 2013 compared to 26% of total deposits at December 31, 2012.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid and insured account types.  Interest bearing demand, including money market and savings accounts, comprised 59% of total deposits at June 30, 2013 and December 31, 2012. Time accounts as a percentage of total deposits were 14% at June 30, 2013 and 15% at December 31, 2012.

Borrowed funds totaled $133.5 million at June 30, 2013; including $90.6 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.  Borrowed funds totaled $134.7 million at December 31, 2012; including $91.8 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.7 million in subordinated debt.  Borrowed funds decreased by $1.2 million in the first six months of 2013 as a result of an annual payment on an amortizing Federal Home Loan Bank advance in the first quarter of 2013.

During the second quarter of 2013, we modified the terms of six of our existing FHLB advances (totaling $60.0 million) having the effect of extending the weighted average maturity for all outstanding advances from 3.22 years to 4.86 years and reducing the weighted average interest rate from 1.95% to 1.94%.  As the modifications did not result in the terms being substantially different (as defined in ASC 470-50-40-10), the transaction is accounted for as a modification, not extinguishment of debt.  Accordingly, the prepayment fees that were incurred are amortized as an adjustment of the yield over the remaining life of each advance.

In December 2009, we exercised our right to defer interest payments on our trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, we may not declare or pay any dividends on our common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.  Through June 30, 2013, we have deferred interest payments for fifteen quarters.  We continue to accrue interest during the deferral period and at June 30, 2013 total interest accrued for trust preferred securities was $5.4 million, compared to $4.7 million at December 31, 2012.

Index
CAPITAL RESOURCES

Total shareholders' equity of $133.3 million at June 30, 2013 increased $2.8 million from $130.5 million at December 31, 2012. The increase was primarily a result of net income of $5.1 million earned in the first six months of 2013.

Our regulatory capital ratios improved again in the second quarter of 2013 and ended the second quarter 2013 at the highest levels in the Company’s history.  The Bank was categorized as “well capitalized” at June 30, 2013. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012	March 31, 2012	Dec 31, 2011

Total capital to risk weighted assets	16.1%	15.4%	15.0%	14.9%	14.2%	13.7%	13.2%

Tier 1 capital to average assets	10.9%	10.5%	10.4%	9.5%	9.0%	8.8%	8.3%

All of the $40.0 million of trust preferred securities outstanding at June 30, 2013 qualified as Tier 1 capital.  The ratios have increased each quarter since March 31, 2010 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.

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

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at June 30, 2013, we do not believe implementation of the new rule will have a material impact on our capital needs.

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

Index
In response to the volatile conditions in the national markets since 2008, we have actively pursued initiatives to further strengthen our liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012 and by $1.2 million in the first six months of 2013.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2013, the Bank held $129.8 million of federal funds sold and other short-term investments and $25.0 million in time deposits with other financial institutions with maturities of less than 18 months.  In addition, the Bank’s borrowing capacity from correspondent banks has been improved and was approximately $191.5 million as of June 30, 2013.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at June 30, 2013.

(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Subordinated debt		---		---		1,650	---
Time deposit maturities		88,727		62,015		13,225	---
Other borrowed funds		1,884		3,934		54,173	30,667
Total		$90,611		$65,949		$69,048	$71,905

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2013, we had a total of $276.8 million in unused lines of credit, $112.7 million in unfunded loan commitments and $8.4 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. Throughout 2011, 2012, and the first six months of 2013, the Company has not received dividends from the Bank, and the Company has suspended payment of dividends on its common and preferred stock.  At June 30, 2013, the Bank had a retained earnings balance of approximately $9.4 million. With the release of the Bank’s MOU by its regulators effective April 12, 2013, the Bank is no longer required to obtain prior regulatory approval to pay dividends to the Company.  Under the resolution adopted by the Company’s Board of Directors, the Company may not pay any dividends without prior regulatory approval.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010, 2011, 2012 and the first six months of 2013 until further action by the Board of Directors.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010, 2011, 2012 and the first six months of 2013, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

In June 2011, the Company closed its shareholder rights and public offerings and conversion of our 2% Subordinated Note due 2018, resulting in the issuance of 9,404,202 shares of common stock and net proceeds of $20.4 million.  The Company contributed $10.0 million of the proceeds to the Bank in 2011 and retained the remaining $10.3 million at the holding company level. The Company’s cash balance at June 30, 2013 was $9.4 million.  The Company believes it has sufficient liquidity to meet its cash flow requirements.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the second quarter of 2013.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2013, we had gross deferred tax assets of $20.0 million and gross deferred tax liabilities of $2.2 million resulting in a net deferred tax asset of $17.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Since mid 2009, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of Bank’s Consent Order in the first quarter of 2012, the termination of the Company’s Written Agreement in the fourth quarter of 2012 and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we will be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first and second quarters of 2013 and the release of the Bank’s MOU in the second quarter of 2013, we concluded at June 30, 2013 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

Index
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2013 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change

Interest rates up 200 basis points	$138,535	(3.22)%	$42,866	4.78%
Interest rates up 100 basis points	141,945	(0.84)	41,867	2.34
No change in interest rates	143,143	0	40,910	0
Interest rates down 100 basis points	143,832	0.48	40,612	(0.73)
Interest rates down 200 basis points	144,047	0.63	40,404	(1.24)

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

Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2013, the end of the period covered by this report.

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

4.12
Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Commission upon request.

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

Dated: July 25, 2013