Form 10-Q
period 2013-09-30
MACATAWA BANK CORP
filed 2013-10-24
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,261,325 shares of the Company's Common Stock (no par value) were outstanding as of October 24, 2013.

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

INDEX

		Page
		Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	9

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	52

	Item 4.
	Controls and Procedures	53

Part II.	Other Information:

	Item 6.
	Exhibits	54

Signatures		56

Index
Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 (unaudited) and December 31, 2012

	September 30,	December 31,
(dollars in thousands, except per share data)	2013	2012
ASSETS
Cash and due from banks	$35,592	$33,556
Federal funds sold and other short-term investments	178,263	192,802
Cash and cash equivalents	213,855	226,358
Interest-bearing time deposits in other financial institutions	25,000	---
Securities available for sale, at fair value	135,439	123,497
Securities held to maturity (fair value 2013 - $19,444 and 2012 - $4,301)	18,995	4,300
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	2,983	8,130
Total loans	1,028,793	1,052,348
Allowance for loan losses	(21,272)	(23,739)
Net loans	1,007,521	1,028,609
Premises and equipment – net	52,916	53,576
Accrued interest receivable	3,250	3,411
Bank-owned life insurance	27,343	26,804
Other real estate owned	42,796	51,582
Net deferred tax asset	16,859	18,780
Other assets	4,487	4,435
Total assets	$1,562,680	$1,560,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$352,879	$339,520
Interest-bearing	935,162	946,741
Total deposits	1,288,041	1,286,261
Other borrowed funds	89,991	91,822
Long-term debt	41,238	41,238
Subordinated debt	---	1,650
Accrued expenses and other liabilities	7,903	9,240
Total liabilities	1,427,173	1,430,211

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at September 30, 2013 and December 31, 2012	30,604	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,300 shares issued and outstanding at September 30, 2013 and 2,600 shares issued and outstanding at December 31, 2012	2,260	2,560
Common stock, no par value, 200,000,000 shares authorized; 27,261,325 shares issued and outstanding at September 30, 2013 and 27,203,825 shares issued and outstanding at December 31, 2012	188,112	187,718
Retained deficit	(84,020)	(91,335)
Accumulated other comprehensive income (loss)	(1,449)	960
Total shareholders' equity	135,507	130,507
Total liabilities and shareholders' equity	$1,562,680	$1,560,718

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2013 and 2012
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income
Loans, including fees	$10,995	$15,532	$34,156	$42,295
Securities
Taxable	476	414	1,352	1,116
Tax-exempt	211	102	508	210
FHLB Stock	98	84	294	252
Federal funds sold and other short-term investments	139	137	349	394
Total interest income	11,919	16,269	36,659	44,267

Interest expense
Deposits	953	1,396	3,020	4,570
Debt and other borrowed funds	842	981	2,568	3,203
Total interest expense	1,795	2,377	5,588	7,773

Net interest income	10,124	13,892	31,071	36,494
Provision for loan losses	(1,500)	(1,250)	(3,250)	(6,600)
Net interest income after provision for loan losses	11,624	15,142	34,321	43,094

Noninterest income
Service charges and fees	1,029	810	2,917	2,381
Net gains on mortgage loans	612	940	2,145	2,192
Trust fees	584	595	1,797	1,802
Gain on sale of securities	---	14	80	73
ATM and debit card fees	1,104	1,049	3,212	3,094
Other	622	698	1,974	2,275
Total noninterest income	3,951	4,106	12,125	11,817

Noninterest expense
Salaries and benefits	5,834	5,621	17,359	17,065
Occupancy of premises	908	948	2,759	2,860
Furniture and equipment	819	806	2,414	2,491
Legal and professional	192	160	565	551
Marketing and promotion	245	213	738	634
Data processing	326	269	1,029	988
FDIC assessment	317	504	1,133	1,692
ATM and debit card processing	315	316	967	912
Bond and D&O Insurance	187	213	555	696
FHLB Advance prepayment penalty	---	322	---	322
Losses on repossessed and foreclosed properties	1,059	706	1,412	4,236
Administration and disposition of problem assets	752	1,018	2,660	3,737
Other	1,408	1,292	4,227	4,196
Total noninterest expenses	12,362	12,388	35,818	40,380

Income before income tax	3,213	6,860	10,628	14,531
Income tax expense	975	275	3,313	275
Net income	2,238	6,585	7,315	14,256
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$2,238	$6,585	$7,315	$14,256

Basic earnings per common share	$0.08	$0.24	$0.27	$0.53
Diluted earnings per common share	$0.08	$0.24	$0.27	$0.53
Cash dividends per common share	$ ---	$ ---	$ ---	$ ---

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2013 and 2012
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Net income	$2,238	$6,585	$7,315	$14,256

Other comprehensive income (loss):

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(23)	703	(3,626)	1,225
Tax effect	8	(246)	1,269	(429)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(15)	457	(2,357)	796

Less: reclassification adjustments:
Reclassification for gains included in net income	---	14	80	73
Tax effect	---	(5)	(28)	(26)
Reclassification for gains included in net income, net of tax	---	9	52	47

Other comprehensive income (loss), net of tax	(15)	448	(2,409)	749

Comprehensive income	$2,223	$7,033	$4,906	$15,005

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2013 and 2012
(unaudited)

					Accumulated
					Other	Total
	Preferred Stock		Common	Retained	Comprehensive	Shareholders'
(dollars in thousands, except per share data)	Series A	Series B	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2012	$30,604	$2,560	$187,709	$(126,825)	$378	$94,426

Net income for nine months ended September 30, 2012				14,256		14,256

Net change in unrealized gain (loss) on securities available for sale, net of tax					749	749

Balance, September 30, 2012	$30,604	$2,560	$187,709	$(112,569)	$1,127	$109,431

Balance, January 1, 2013	$30,604	$2,560	$187,718	$(91,335)	$960	$130,507

Net income for nine months ended September 30, 2013				7,315		7,315

Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of Common Stock		(300)	300			---

Net change in unrealized gain (loss) on securities available for sale, net of tax					(2,409)	(2,409)

Stock compensation expense			94			94

Balance, September 30, 2013	$30,604	$2,260	$188,112	$(84,020)	$(1,449)	$135,507

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2013 and 2012
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$7,315	$14,256
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,261	2,171
Stock compensation expense	94	---
Provision for loan losses	(3,250)	(6,600)
Origination of loans for sale	(91,117)	(100,885)
Proceeds from sales of loans originated for sale	98,409	93,040
Net gains on mortgage loans	(2,145)	(2,192)
Gain on sales of securities	(80)	(73)
Write-down of other real estate	2,415	4,247
Net gain on sales of other real estate	(1,004)	(11)
Decrease in net deferred tax asset	3,218	---
FHLB advance prepayment penalty	---	322
Decrease in accrued interest receivable and other assets	109	1,050
Earnings in bank-owned life insurance	(539)	(657)
Increase in accrued expenses and other liabilities	289	1,445
Net cash from operating activities	15,975	6,113

Cash flows from investing activities
Loan originations and payments, net	21,168	44,018
Change in interest-bearing deposits in other financial institutions	(25,000)	---
Purchases of securities available for sale	(34,450)	(98,909)
Purchases of securities held to maturity	(19,347)	(4,000)
Proceeds from:
Maturities and calls of securities available for sale	12,417	31,612
Sales of securities available for sale	3,778	4,595
Principal paydowns on securities	5,199	2,198
Sales of other real estate	10,545	13,426
Additions to premises and equipment	(1,087)	(522)
Net cash from investing activities	(26,777)	(7,582)

Cash flows from financing activities
Change in in-market deposits	1,780	29,459
Repayments of other borrowed funds and subordinated debt	(3,481)	(36,781)
Net cash from financing activities	(1,701)	(7,322)
Net change in cash and cash equivalents	(12,503)	(8,791)
Cash and cash equivalents at beginning of period	226,358	243,042
Cash and cash equivalents at end of period	$213,855	$234,251
Supplemental cash flow information
Interest paid	$7,542	$6,754
Income taxes paid	95	100
Supplemental noncash disclosures:
Transfers from loans to other real estate	3,170	9,002
Security settlement	(1,626)	1,393
FHLB advance repayment not settled	---	20,000

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

Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recission of Board Resolution

In connection with the termination of the Company’s Written Agreement by the Federal Reserve Bank of Chicago (“FRB”) on October 26, 2012, the Board of Directors of the Company adopted a resolution (the “Board Resolution”) requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company debt, or redeeming any capital stock.  By letter dated August 1, 2013, the FRB advised the Company that, based on the overall satisfactory condition of the organization, the FRB poses no objection should the Board of Directors choose to rescind the Board Resolution. Accordingly, the Company's Board of Directors rescinded the Board Resolution as of August 1, 2013.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2013, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013

Available for Sale:
U.S. Treasury and federal agency securities	$53,606	$92	$(1,210)	$52,488
U.S. Agency MBS and CMOs	18,848	21	(267)	18,602
Tax-exempt state and municipal bonds	25,455	56	(946)	24,565
Taxable state and municipal bonds	27,821	352	(312)	27,861
Corporate bonds and other debt securities	10,439	59	(63)	10,435
Other equity securities	1,500	---	(12)	1,488
	$137,669	$580	$(2,810)	$135,439
Held to Maturity
State and municipal bonds	$18,995	$449	$ ---	$19,444

December 31, 2012

Available for Sale:
U.S. Treasury and federal agency securities	$42,245	$340	$(21)	$42,564
U. S. Agency MBS and CMOs	23,495	272	(6)	23,761
Tax-exempt state and municipal bonds	20,598	244	(49)	20,793
Taxable state and municipal bonds	26,726	619	(49)	27,296
Corporate bonds	7,456	77	(7)	7,526
Other equity securities	1,500	57	---	1,557
	$122,020	$1,609	$(132)	$123,497
Held to Maturity:
State and municipal bonds	$4,300	$1	$ ---	$4,301

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

There were no sales of securities in the three month period ended September 30, 2013.  Proceeds from the sale of securities available for sale were $3.8 million in the nine month period ended September 30, 2013 resulting in net gains on sale of $80,000 as reported in the consolidated statements of income.  This resulted in reclassifications of $80,000 ($52,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in the nine month period ended September 30, 2013.  Proceeds from the sale of securities available for sale were $540,000 and $4.6 million, respectively, for the three and nine month periods ended September 30, 2012, resulting in net gains on sale of $14,000 and $73,000, respectively, as reported in the consolidated statements of income.  This resulted in reclassifications of $14,000 ($9,000 net of tax) and $73,000 ($47,000 net of tax), respectively, from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in the three and nine month periods ended September 30, 2012.

Contractual maturities of debt securities at September 30, 2013 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,630	$13,026	$4,195	$4,227
Due from one to five years	430	430	56,572	56,585
Due from five to ten years	5,655	5,708	44,609	43,265
Due after ten years	280	280	30,793	29,874
	$18,995	$19,444	$136,169	$133,951

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$43,255	$(1,210)	$ ---	$ ---	$43,255	$(1,210)
U.S. Agency MBS and CMOs	15,930	(267)	---	---	15,930	(267)
Tax-exempt state and municipal bonds	20,051	(946)	---	---	20,051	(946)
Taxable state and municipal bonds	10,505	(285)	756	(27)	11,261	(312)
Corporate bonds and other debt securities	4,157	(63)	---	---	4,157	(63)
Other equity securities	1,488	(12)	---	---	1,488	(12)
Total temporarily impaired	$95,386	$(2,783)	$756	$(27)	$96,142	$(2,810)

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
December 31, 2012	Value	Loss	Value		Loss		Value	Loss
U.S. Treasury and federal agency securities	$10,977	$(21)	$	---	$	---	$10,977	$(21)
U.S. Agency MBS and CMOs	3,373	(6)		---		---	3,373	(6)
Tax-exempt state and municipal bonds	4,613	(49)		---		---	4,613	(49)
Taxable state and municipal bonds	4,661	(49)		---		---	4,661	(49)
Corporate bonds	3,945	(7)		---		---	3,945	(7)
Other equity securities	---	---		---		---	---	---
Total temporarily impaired	$27,569	$(132)	$	---	$	---	$27,569	$(132)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the three and nine month periods ended September 30, 2013 and 2012.

No securities were pledged as security at September 30, 2013.  Securities with a carrying value of approximately $7.4 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2012.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30,	December 31,
	2013	2012
Commercial and industrial	$253,216	$259,700

Commercial real estate:
Residential developed	20,805	26,090
Unsecured to residential developers	7,326	5,547
Vacant and unimproved	48,977	56,525
Commercial development	4,319	1,799
Residential improved	77,414	75,813
Commercial improved	243,688	255,738
Manufacturing and industrial	79,403	81,447
Total commercial real estate	481,932	502,959

Consumer
Residential mortgage	185,025	182,625
Unsecured	1,464	1,683
Home equity	96,790	92,764
Other secured	10,366	12,617
Total consumer	293,645	289,689

Total loans	1,028,793	1,052,348
Allowance for loan losses	(21,272)	(23,739)

	$1,007,521	$1,028,609

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

	Commercial and	Commercial
Three months ended September 30, 2013:	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,602	$12,324	$4,255	$67	$22,248
Charge-offs	(23)	(202)	(129)	---	(354)
Recoveries	585	253	40	---	878
Provision for loan losses	(446)	(1,253)	230	(31)	(1,500)
Ending Balance	$5,718	$11,122	$4,396	$36	$21,272

	Commercial and	Commercial
Three months ended September 30, 2012:	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,638	$15,239	$5,254	$49	$27,180
Charge-offs	(239)	(173)	(203)	---	(615)
Recoveries	110	777	69	---	956
Provision for loan losses	(575)	(552)	(131)	8	(1,250)
Ending Balance	$5,934	$15,291	$4,989	$57	$26,271

	Commercial and	Commercial
Nine months ended September 30, 2013:	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(272)	(661)	(762)	---	(1,695)
Recoveries	1,011	1,248	219	---	2,478
Provision for loan losses	(1,480)	(2,922)	1,152	---	(3,250)
Ending Balance	$5,718	$11,122	$4,396	$36	$21,272

	Commercial and	Commercial
Nine months ended September 30, 2012:	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,313	$20,475	$4,821	$32	$31,641
Charge-offs	(1,228)	(2,679)	(1,104)	---	(5,011)
Recoveries	390	5,662	189	---	6,241
Provision for loan losses	459	(8,167)	1,083	25	(6,600)
Ending Balance	$5,934	$15,291	$4,989	$57	$26,271

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	Commercial and	Commercial
September 30, 2013:	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,193	$1,555	$914	$	---	$4,662
Collectively evaluated for impairment	3,525	9,567	3,482		36	16,610
Total ending allowance balance	$5,718	$11,122	$4,396		$36	$21,272

Loans:
Individually reviewed for impairment	$12,218	$45,895	$15,030	$	---	$73,143
Collectively evaluated for impairment	240,998	436,037	278,615		---	955,650
Total ending loans balance	$253,216	$481,932	$293,645	$	---	$1,028,793

	Commercial and	Commercial
December 31, 2012:	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,920	$2,418	$716	$	---	$6,054
Collectively evaluated for impairment	3,539	11,039	3,071		36	17,685
Total ending allowance balance	$6,459	$13,457	$3,787		$36	$23,739

Loans:
Individually reviewed for impairment	$14,390	$54,831	$14,086	$	---	$83,307
Collectively evaluated for impairment	245,310	448,128	275,603		---	969,041
Total ending loans balance	$259,700	$502,959	$289,689	$	---	$1,052,348

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013 (dollars in thousands):

	Unpaid
	Principal	Recorded	Allowance
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$3,250	$3,247	$	---

Commercial real estate:
Residential developed	5,344	4,411		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	413	413		---
Commercial development	586	586		---
Residential improved	1,089	1,089		---
Commercial improved	3,727	3,525		---
Manufacturing and industrial	808	808		---
	11,967	10,832		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$15,217	$14,079	$	---

With an allowance recorded:
Commercial and industrial	$8,971	$8,971		$2,193

Commercial real estate:
Residential developed	1,449	1,449		158
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,943	1,943		85
Commercial development	2,061	2,061		37
Residential improved	9,776	9,776		328
Commercial improved	14,087	14,087		827
Manufacturing and industrial	5,747	5,747		120
	35,063	35,063		1,555
Consumer:
Residential mortgage	9,219	9,219		561
Unsecured	---	---		---
Home equity	5,811	5,811		353
Other secured	---	---		---
	15,030	15,030		914
	$59,064	$59,064		$4,662

Total	$74,281	$73,143		$4,662

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Average of impaired loans during the period:
Commercial and industrial	$12,325	$12,415	$14,794	$15,388

Commercial real estate:
Residential developed	5,898	7,989	6,526	8,293
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	2,542	4,219	3,073	3,854
Commercial development	1,233	215	421	217
Residential improved	11,072	12,707	11,759	13,564
Commercial improved	19,449	17,766	20,809	17,049
Manufacturing and industrial	6,105	9,104	6,420	9,291

Consumer	14,984	15,992	14,599	16,018

Interest income recognized during impairment:
Commercial and industrial	186	263	915	1,090
Commercial real estate	478	637	1,656	1,848
Consumer	141	141	409	419

Cash-basis interest income recognized
Commercial and industrial	194	250	914	1,065
Commercial real estate	465	637	1,648	1,852
Consumer	141	141	402	417

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013:

		Over 90
		days
	Nonaccrual	Accruing
Commercial and industrial	$4,240	$ ---

Commercial real estate:
Residential developed	2,216	---
Unsecured to residential developers	---	---
Vacant and unimproved	435	---
Commercial development	23	---
Residential improved	485	---
Commercial improved	1,603	172
Manufacturing and industrial	---	---
	4,762	172
Consumer:
Residential mortgage	639	---
Unsecured	33	---
Home equity	374	---
Other secured	---	---
	1,046	---
Total	$10,048	$172

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012:

		Over 90
		days
	Nonaccrual	Accruing
Commercial and industrial	$7,657	$ ---

Commercial real estate:
Residential developed	3,024	---
Unsecured to residential developers	---	---
Vacant and unimproved	706	---
Commercial development	2	196
Residential improved	1,159	---
Commercial improved	1,521	422
Manufacturing and industrial	225	---
	6,637	618
Consumer:
Residential mortgage	447	---
Unsecured	19	---
Home equity	625	---
Other secured	---	---
	1,091	---
Total	$15,385	$618

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$103	$17	$120	$253,096	$253,216

Commercial real estate:
Residential developed	---	1,917	1,917	18,888	20,805
Unsecured to residential developers	---	---	---	7,326	7,326
Vacant and unimproved	---	407	407	48,570	48,977
Commercial development	---	23	23	4,296	4,319
Residential improved	174	124	298	77,116	77,414
Commercial improved	1,949	1,432	3,381	240,307	243,688
Manufacturing and industrial	---	---	---	79,403	79,403
	2,123	3,903	6,026	475,906	481,932
Consumer:
Residential mortgage	395	636	1,031	183,994	185,025
Unsecured	---	---	---	1,464	1,464
Home equity	538	38	576	96,214	96,790
Other secured	78	---	78	10,288	10,366
	1,011	674	1,685	291,960	293,645
Total	$3,237	$4,594	$7,831	$1,020,962	$1,028,793

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$395	$219	$614	$259,086	$259,700

Commercial real estate:
Residential developed	---	35	35	26,055	26,090
Unsecured to residential developers	---	---	---	5,547	5,547
Vacant and unimproved	17	652	669	55,856	56,525
Commercial development	---	199	199	1,600	1,799
Residential improved	520	192	712	75,101	75,813
Commercial improved	2,502	1,436	3,938	251,800	255,738
Manufacturing and industrial	200	25	225	81,222	81,447
	3,239	2,539	5,778	497,181	502,959
Consumer:
Residential mortgage	647	110	757	181,868	182,625
Unsecured	---	---	---	1,683	1,683
Home equity	415	264	679	92,085	92,764
Other secured	59	---	59	12,558	12,617
	1,121	374	1,495	288,194	289,689
Total	$4,755	$3,132	$7,887	$1,044,461	$1,052,348

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $4,662,000 and $6,005,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2013 and December 31, 2012, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at the time of restructure if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During the three and nine months ended September 30, 2013 and throughout 2012, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at September 30, 2013, it is unlikely that any such loans will be removed from TDR status in 2013.

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

The following table presents information regarding troubled debt restructurings as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	55	$12,218	58	$14,485
Commercial real estate	121	43,321	142	49,936
Consumer	112	15,075	86	13,634
	288	$70,614	286	$78,055

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings executed during the three month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended				Three Months Ended
	September 30, 2013				September 30, 2012
	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification		Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	2	$823	$	---	1	$15	$	---
Commercial real estate	2	186		---	5	2,538		---
Consumer	3	137		---	---	---		---
	7	$1,146	$	---	6	$2,553	$	---

The following table presents information regarding troubled debt restructurings executed during the nine month periods ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended				Nine Months Ended
	September 30, 2013				September 30, 2012

	Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification		Number of Loans	Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	5	$1,085	$	---	14	$1,351	$9
Commercial real estate	11	2,903		---	44	10,236	86
Consumer	33	5,606		1,770	9	1,462	260
	49	$9,594		$1,770	67	$13,049	$355

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended September 30, 2013 and 2012 that are not considered TDRs (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	141	$24,425	166	$27,615
Commercial real estate	80	19,422	112	40,784
Consumer	10	271	50	2,320
	231	$44,118	328	$70,719

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding modifications and renewals executed during the nine month periods ended September 30, 2013 and 2012 that are not considered TDRs (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	351	$72,878	398	$88,059
Commercial real estate	277	95,058	256	97,583
Consumer	38	1,203	66	2,701
	666	$169,139	720	$188,343

The table below presents, by class, information regarding troubled debt restructurings which had payment defaults during the three month periods ended September 30, 2013 and 2012 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	1		136
Consumer	---		---	1		114

The table below presents, by class, information regarding troubled debt restructurings which had payment defaults during the nine month periods ended September 30, 2013 and 2012 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	3	$112
Commercial real estate	---		---	2	212
Consumer	---		---	2	184

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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.  These loans should be charged off.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2013, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7		8
Commercial and industrial	$1,207	$13,835	$69,640	$152,822	$9,683	$1,790	$4,239	$	---

Commercial real estate:
Residential developed	---	---	1,144	5,720	6,890	4,835	2,216		---
Unsecured to residential developers	---	---	---	7,318	8	---	---		---
Vacant and unimproved	---	---	12,570	27,224	8,293	455	435		---
Commercial development	---	---	---	1,479	2,609	209	22		---
Residential improved	---	111	15,971	41,708	12,034	7,105	485		---
Commercial improved	---	3,843	49,762	151,735	29,160	7,585	1,603		---
Manufacturing and industrial	---	337	24,623	43,528	8,820	2,095	---		---

	$1,207	$18,126	$173,710	$431,534	$77,497	$24,074	$9,000	$	---

As of December 31, 2012, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7		8
Commercial and industrial	$1,349	$20,630	$72,723	$141,425	$12,027	$3,884	$7,662	$	---

Commercial real estate:
Residential developed	---	---	715	6,240	9,772	6,339	3,024		---
Unsecured to residential developers	---	---	---	5,535	12	---	---		---
Vacant and unimproved	---	---	12,532	29,654	12,412	1,221	706		---
Commercial development	---	---	---	482	1,102	213	2		---
Residential improved	---	115	9,973	41,578	14,471	8,517	1,159		---
Commercial improved	---	2,009	40,253	159,353	37,449	15,153	1,521		---
Manufacturing and industrial	---	2,087	17,795	48,061	9,592	3,687	225		---

	$1,349	$24,841	$153,991	$432,328	$96,837	$39,014	$14,299	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30,	December 31,
	2013	2012
Not classified as impaired	$8,780	$13,015
Classified as impaired	24,294	40,298
Total commercial loans classified substandard or worse	$33,074	$53,313

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

	Residential	Consumer	Home	Consumer
September 30, 2013	Mortgage	Unsecured	Equity	Other
Performing	$184,389	$1,464	$96,752	$10,366
Nonperforming	636	---	38	---
Total	$185,025	$1,464	$96,790	$10,366

	Residential	Consumer	Home	Consumer
December 31, 2012	Mortgage	Unsecured	Equity	Other
Performing	$182,515	$1,683	$92,500	$12,617
Nonperforming	110	---	264	---
Total	$182,625	$1,683	$92,764	$12,617

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Nine	Year	Nine
	Months Ended	Ended	Months Ended
	September 30,	December 31,	September 30,
	2013	2012	2012
Beginning balance	$69,743	$83,663	$83,663
Additions, transfers from loans and fixed assets	3,170	9,168	9,002
Proceeds from sales of other real estate owned	(10,545)	(18,729)	(13,426)
Valuation allowance reversal upon sale	(2,794)	(4,300)	(2,962)
Gain (loss) on sale of other real estate owned	1,004	(59)	11
	60,578	69,743	76,288
Less: valuation allowance	(17,782)	(18,161)	(18,510)
Ending balance	$42,796	$51,582	$57,778

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance was as follows (dollars in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Beginning balance	$18,161	$17,225
Additions charged to expense	2,415	4,247
Reversals upon sale	(2,794)	(2,962)
Ending balance	$17,782	$18,510

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable	Significant Unobservable Inputs
	Value	(Level 1)		Inputs (Level 2)	(Level 3)
September 30, 2013
U.S. Treasury and federal agency securities	$52,488	$	---	$52,488	$	---
U.S. Agency MBS and CMOs	18,602		---	18,602		---
Tax-exempt state and municipal bonds	24,565		---	24,565		---
Taxable state and municipal bonds	27,861		---	27,861		---
Corporate bonds and other debt securities	10,435		---	10,435		---
Other equity securities	1,488		---	1,488		---
Loans held for sale	2,983		---	2,983		---

December 31, 2012
U.S. Treasury and federal agency securities	$42,564	$	---	$42,564	$	---
U.S. Agency MBS and CMOs	23,761		---	23,761		---
Tax-exempt state and municipal bonds	20,793		---	20,793		---
Taxable state and municipal bonds	27,296		---	27,296		---
Corporate bonds	7,526		---	7,526		---
Other equity securities	1,557		---	1,557		---
Loans held for sale	8,130		---	8,130		---

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable		Significant Unobservable Inputs
	Value	(Level 1)		Inputs (Level 2)		(Level 3)
September 30, 2013
Impaired loans	$24,087	$	---	$	---	$24,087
Other real estate owned	34,564		---		---	34,564

December 31, 2012
Impaired loans	$34,668	$	---	$	---	$34,668
Other real estate owned	41,594		---		---	41,594

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2013 and December 31, 2012 (dollars in thousands).

	Level in	September 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$35,592	$35,592	$33,556	$33,556
Cash equivalents	Level 2	178,263	178,263	192,802	192,802
Interest-bearing time deposits in other financial institutions	Level 2	25,000	25,000	---	---
Securities held to maturity	Level 3	18,995	19,444	4,300	4,301
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	983,434	976,296	993,941	999,619
Bank owned life insurance	Level 3	27,343	27,343	26,804	26,804
Accrued interest receivable	Level 2	3,250	3,250	3,411	3,411

Financial liabilities
Deposits	Level 2	(1,288,041)	(1,289,388)	(1,286,261)	(1,285,819)
Other borrowed funds	Level 2	(89,991)	(90,513)	(91,822)	(95,213)
Long-term debt	Level 2	(41,238)	(35,099)	(41,238)	(30,463)
Subordinated debt	Level 2	---	---	(1,650)	(1,650)
Accrued interest payable	Level 2	(7,903)	(7,903)	(4,858)	(4,858)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30,	December 31,
	2013	2012
Noninterest-bearing demand	$352,879	$339,520
Interest bearing demand	302,822	278,765
Savings and money market accounts	475,895	476,803
Certificates of deposit	156,445	191,173
	$1,288,041	$1,286,261

Approximately $58.8 million and $69.2 million in certificates of deposit were in denominations of $100,000 or more at September 30, 2013 and December 31, 2012, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
September 30, 2013
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	9,991	March 2018 to July 2018	3.78%
	$89,991

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
December 31, 2012
Single maturity fixed rate advances	$80,000	May 2015 to September 2016	1.70%
Amortizable mortgage advances	11,822	March 2018 to July 2018	3.78%
	$91,822

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $416,405,000 and $413,482,000 under a blanket lien arrangement at September 30, 2013 and December 31, 2012, respectively.

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

Scheduled repayments of FHLB advances as of September 30, 2013 were as follows (in thousands):

2013	$	---
2014		1,884
2015		1,938
2016		21,996
2017		2,055
Thereafter		62,118
		$89,991

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at September 30, 2013 and December 31, 2012, and the Company had approximately $27.7 million and $30.3 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $33.2 million and $37.2 million at September 30, 2013 and December 31, 2012, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2013 and 2012 are as follows (dollars in thousands, except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Net income	$2,238	$6,585	$7,315	$14,256
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$2,238	$6,585	$7,315	$14,256

Weighted average shares outstanding, including participating stock awards - Basic	27,261,325	27,082,825	27,244,741	27,082,823

Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	27,261,325	27,082,825	27,244,741	27,082,823

Basic earnings per common share	$0.08	$0.24	$0.27	$0.53
Diluted earnings per common share	$0.08	$0.24	$0.27	$0.53

Stock options for 445,392 shares of common stock for both the three and nine month periods ended September 30, 2013 were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 534,444 shares of common stock for both the three and nine month periods ended September 30, 2012 were not considered in computing diluted earnings per share because they were antidilutive.  Potential common shares associated with convertible preferred stock and stock warrants were not considered in computing diluted earnings per share in each period because they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Current	$40	$275	$95	$275
Deferred (benefit) expense	935	---	3,218	---
	$975	$275	$3,313	$275

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	1,124	2,401	$3,720	$5,086
Add (deduct)
Change in valuation allowance	---	(1,761)	---	(4,056)
Tax-exempt interest income	(70)	(32)	(166)	(64)
Bank-owned life insurance	(63)	(73)	(188)	(230)
Other, net	(16)	(260)	(53)	(461)
	$975	$275	$3,313	$275

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

Throughout 2012, the positive evidence increased, while the negative evidence decreased.  The most significant negative evidence at December 31, 2012 was the level of other real estate owned at $51.6 million, which was down $14.8 million from December 31, 2011.  We achieved our 11th consecutive quarter of profitability as of December 31, 2012.  With the positive results of the fourth quarter of 2012, we moved into a cumulative income position for the most recent three year period.  In the first quarter of 2012, the FDIC and DIFS terminated the Bank’s Consent Order and, in the fourth quarter of 2012, the FRB terminated its Written Agreement with the Company, reducing regulatory uncertainty.  Based on this, sustained improvement in asset quality and our projected results, our analysis at December 31, 2012 concluded that it was “more likely than not” that we will continue to produce earnings and that the positive evidence outweighed the negative evidence regarding our ability to utilize our deferred tax assets.  As such, the full valuation allowance of $18.9 million was reversed to federal income tax expense at December 31, 2012.  In the second quarter of 2013, the FDIC and DIFS released the Bank’s MOU and we achieved our 14th consecutive quarter of profitability in the third quarter of 2013.  We concluded that no valuation allowance on our net deferred tax asset was necessary at September 30, 2013.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30,	December 31,
	2013	2012
Deferred tax assets
Allowance for loan losses	$7,445	$8,309
Nonaccrual loan interest	828	1,023
Valuation allowance on other real estate owned	6,224	6,356
Net operating loss carryforward	2,088	4,188
Unrealized loss on securities available for sale	780	---
Other	1,776	1,794
Gross deferred tax assets	19,141	21,670
Valuation allowance	---	---
Total net deferred tax assets	19,141	21,670

Deferred tax liabilities
Depreciation	(1,592)	(1,693)
Unrealized gain on securities available for sale	---	(517)
Prepaid expenses	(308)	(308)
Other	(382)	(372)
Gross deferred tax liabilities	(2,282)	(2,890)
Net deferred tax asset	$16,859	$18,780

At September 30, 2013, we had federal income tax net operating loss carry forwards of $6.0 million that expire through 2030.

There were no unrecognized tax benefits at September 30, 2013 or December 31, 2012 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2009.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30,	December 31,
	2013	2012
Commitments to make loans	$116,893	$75,319
Letters of credit	8,883	8,200
Unused lines of credit	284,181	276,620

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $17.5 million and $26.9 million at September 30, 2013 and December 31, 2012, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At September 30, 2013, approximately 32% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to the prime rate.

NOTE 11 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of September 30, 2013, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

NOTE 12 – LONG-TERM DEBT

The Company has outstanding $40,000,000 aggregate liquidation amount of pooled trust preferred securities ("TRUPs") issued through its wholly-owned subsidiary grantor trusts, Macatawa Statutory Trust I (issued $20,000,000 aggregate liquidation amount with a floating interest rate of three-month LIBOR plus 3.05%) and Macatawa Statutory Trust II (issued $20,000,000 aggregate liquidation amount with a floating interest rate of three-month LIBOR plus 2.75%). In December 2009, the Company exercised its right to defer interest payments on the TRUPs for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors. Through June 30, 2013, the Company had deferred interest payments on the TRUPs for 15 quarters. The Company continued to accrue interest during the deferral period. Interest on unpaid interest is required to be accrued and compounded quarterly at the stated interest rate.  Upon termination of the deferral, all accrued and unpaid interest is due and payable.

On August 18, 2013, the Company announced its intention to discontinue the deferral and resume regular quarterly interest payments on the TRUPs beginning with the next regularly scheduled interest payment dates and pay all accrued and unpaid interest that becomes due and payable upon the discontinuance of the deferral. For Macatawa Statutory Trust I, the next regularly scheduled interest payment date was September 30, 2013 and a total of $3.0 million was distributed, representing all of the deferred and current interest payment due. For Macatawa Statutory Trust II, the next regularly scheduled interest payment date was October 7, 2013 and a total of $2.7 million was distributed, representing all of the deferred and current interest payment due.

NOTE 13 – SHAREHOLDERS' EQUITY

In connection with the October 26, 2012 termination of the Company’s Written Agreement with the Federal Reserve Bank of Chicago (the "FRB"), the Board of Directors of the Company adopted a resolution (the "Board Resolution") requiring the Company to obtain written approval from the FRB before declaring or paying any dividends, increasing holding company debt or redeeming any capital stock. By letter dated August 1, 2013, the FRB advised the Company that, based on the overall satisfactory condition of the organization, the FRB poses no objection should the Board of Directors choose to rescind the Board Resolution. Accordingly, the Company's Board of Directors rescinded the Board Resolution effective August 1, 2013. The payment of future cash dividends by the Company is largely dependent upon dividends received from the Bank out of its earnings. The Bank had retained earnings of approximately $11.9 million at September 30, 2013.

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

Subordinated Notes
In 2009, the Company received proceeds of $1,650,000 from the issuance of unsecured subordinated debt in the form of 11% subordinated notes due in 2017. On August 13, 2013, the Company prepaid and redeemed all of the subordinated notes for $1,650,000 plus interest accrued through the prepayment date.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – SHAREHOLDERS' EQUITY (Continued)

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

At September 30, 2013 and December 31, 2012, actual capital levels and minimum required levels were (in thousands):

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective				Minimum Required
	Actual		Adequacy Purposes		Action Regulations				Under MOU (1)
	Amount	Ratio	Amount	Ratio	Amount		Ratio		Amount		Ratio
September 30, 2013
Total capital (to risk weighted assets)
Consolidated	$177,037	16.0%	$88,285	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	175,541	15.9	88,336	8.0	$110,421		10.0%		N/	A	N/	A
Tier 1 capital (to risk weighted assets)
Consolidated	163,150	14.8	44,143	4.0	N/	A	N/	A	N/	A	N/	A
Bank	161,646	14.6	44,168	4.0	66,252		6.0		N/	A	N/	A
Tier 1 capital (to average assets)
Consolidated	163,150	10.9	59,922	4.0	N/	A	N/	A	N/	A	N/	A
Bank	161,646	10.8	59,887	4.0	74,859		5.0		N/	A	N/	A

December 31, 2012
Total capital (to risk weighted assets)
Consolidated	$168,929	15.0%	$90,244	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	164,214	14.5	90,299	8.0	$112,874		10.0%		N/	A	N/	A
Tier 1 capital (to risk weighted assets)
Consolidated	150,857	13.4	45,122	4.0	N/	A	N/	A	N/	A	N/	A
Bank	149,960	13.3	45,150	4.0	67,724		6.0		N/	A	N/	A
Tier 1 capital (to average assets)
Consolidated	150,857	10.4	58,312	4.0	N/	A	N/	A	N/	A	N/	A
Bank	149,960	10.3	58,371	4.0	72,964		5.0		$116,742		8.0%

(1)	The MOU is applicable only to the December 31, 2012 information presented in these columns.

Approximately $40.0 million and $37.7 million of trust preferred securities outstanding at September 30, 2013 and December 31, 2012, respectively, qualified as Tier 1 capital. Refer to our 2012 Form 10-K for more information on the trust preferred securities.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – SHAREHOLDERS' EQUITY (Continued)

The Bank was categorized as "well capitalized" at September 30, 2013 and December 31, 2012.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at September 30, 2013, we  believe implementation of the new rule will have no material impact on our capital needs.

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

At September 30, 2013, we had total assets of $1.56 billion, total loans of $1.03 billion, total deposits of $1.29 billion and shareholders' equity of $135.5 million.  During the third quarter of 2013, we recognized net income of $2.2 million compared to net income of $6.6 million in the third quarter of 2012. With the reversal of our deferred tax asset valuation allowance at December 31, 2012, our earnings for the third quarter of 2013 reflected tax expense of $975,000, while the third quarter of 2012 reflected only $275,000 in tax expense, related to alternative minimum tax.

As of September 30, 2013, the Company’s and the Bank’s regulatory capital ratios were at levels consistent with the second quarter of 2013, which were at the highest in the Company’s history.  The Bank was categorized as “well capitalized” at September 30, 2013.

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

RESULTS OF OPERATIONS

Summary: Net income available to common shares for the quarter ended September 30, 2013 was $2.2 million ($3.2 million on a pretax basis), compared to net income of $6.6 million ($6.9 million on a pretax basis) in the third quarter of 2012. Net income per common share on a diluted basis was $0.08 for the third quarter of 2013 and $0.24 for the third quarter of 2012.  For the nine months ended September 30, 2013, net income was $7.3 million ($10.6 million on a pretax basis), compared to $14.3 million ($14.5 million on a pretax basis) for the same period in 2012.  Net income per common share on a diluted basis for the nine months ended September 30, 2013 was $0.27, compared to $0.53 for the same period in 2012.

The reduction in pretax earnings in the third quarter of 2013 was due primarily to inclusion in net interest income of a one-time prepayment fee of $2.8 million on a commercial loan in the third quarter of 2012.  We again were in a net recovery position for the third quarter of 2013 with net recoveries of $524,000 compared to net recoveries of $341,000 in the third quarter of 2012.  We recorded a negative provision for loan losses of $1.5 million in the third quarter of 2013 compared to a negative $1.25 million in the third quarter of 2012.  With the reversal of the deferred tax asset valuation allowance at December 31, 2012, tax expense is no longer offset by valuation allowance reversals and we recorded $975,000 in federal income tax expense in the third quarter of 2013.  Only $275,000 was recorded in the third quarter of 2012 and it related to the payment of alternative minimum tax.

Index
The reduction in pretax earnings in the first nine months of 2013 compared to the same period in 2012 was partially due to an unusually large negative provision for loan loss expense taken in the first quarter of 2012 resulting from a large loan recovery collected in that same quarter.  The provision for loan losses was a negative $3.25 million for the nine month period ended September 30, 2013 compared to a negative $6.6 million for the same period in 2012.  Also impacting the comparison between the first nine month periods of 2013 and 2012 was the collection of a $2.8 million one-time prepayment fee on a large commercial loan in 2012.  We recorded $3.3 million in federal income tax expense in the first nine months of 2013 and $275,000 in the first nine months of 2012.

Operating results in recent periods have been significantly impacted by the expense associated with problem loans and nonperforming assets. These expenses remain elevated but continue to show significant improvement.  Apart from the provision for loan losses, expenses associated with nonperforming assets (including administration costs and losses) were $1.8 million for the third quarter of 2013 compared to $1.7 million for the third quarter of 2012.  For the first nine months of 2013, such expenses totaled $4.1 million compared to $8.0 million for the same period in 2012.  Lower valuation writedowns on other real estate owned and lower levels of legal costs associated with nonperforming assets in the first nine months of 2013 were the primary reasons for the change between periods.  Lost interest from elevated levels of nonperforming assets was approximately $561,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2013 compared to $852,000 and $3.0 million, respectively, for the three and nine months ended September 30, 2012.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $10.1 million for the third quarter of 2013 compared to $13.9 million for the third quarter of 2012.  For the first nine months of 2013, net interest income was $31.1 million compared to $36.5 million for the same period in 2012.

The decrease in net interest income in the third quarter of 2013 was due primarily to the collection of the $2.8 million one-time prepayment fee in the third quarter of 2012.  This fee alone generated an additional 82 basis points in yield on assets and net interest margin.  However, our yield on assets declined by more than 82 basis points, decreasing by 123 basis points from 4.71% to 3.48% compared to the same period in 2012. Average interest earning assets totaled $1.36 billion for the third quarter of 2013 compared to $1.37 billion for the third quarter of 2012. The net interest margin was 2.96% for the third quarter of 2013 compared to 4.02% for the third quarter of 2012. While we had a reduction in our average yield on earning assets, this was partially offset by a reduction in the cost of average interest bearing liabilities.  An increase of $45.9 million in average securities between periods partially mitigated the impact of reduction in average loan yield from 5.89% in the third quarter of 2012 to 4.25% in the third quarter of 2013.

Average interest earning assets decreased from $1.36 billion for the first nine months of 2012 to $1.35 billion for the same period in 2013.  Our average yield on earning assets declined 69 basis points for the first nine months of 2013 in comparison with the same period in 2012. Our net interest margin was 3.08% for the first nine months of 2013 compared to 3.56% for the same period in 2012.

Apart from the impact of the one-time fee noted above, the declines in yields on interest earning assets for the three and nine month periods ended September 30, 2013 were from decreases in the yield on our commercial, residential and consumer loan portfolios, which have repriced at lower levels in the generally low rate environment during this period. Our margin has been negatively impacted by the significant balances in liquid and short-term investments held during the past three years. As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The cost of funds decreased 20 basis points to 0.69% in the third quarter of 2013 from 0.89% in the same period in 2012.   The cost of funds decreased 25 basis points to 0.71% for the nine months ended September 30, 2013 compared to 0.96% for the same period in 2012.  For both the three and nine month periods ended September 30, 2013, decreases in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index
The following table shows an analysis of net interest margin for the three month periods ended September 30, 2013 and 2012.

	For the three months ended September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$110,927	$476	1.72%	$85,939	$414	1.93%
Tax-exempt securities (1)	37,619	211	3.42%	16,685	102	4.05%
Loans (2)	1,016,008	10,995	4.25%	1,038,704	15,532	5.89%
Federal Home Loan Bank stock	11,236	98	3.41%	11,236	84	2.92%
Federal funds sold and other short-term investments	186,433	139	0.29%	214,602	137	0.25%
Total interest earning assets (1)	1,362,223	11,919	3.48%	1,367,166	16,269	4.71%

Noninterest earning assets:
Cash and due from banks	26,229			25,191
Other	126,103			124,017
Total assets	$1,514,555			$1,516,374

Liabilities
Deposits:
Interest bearing demand	$271,084	91	0.14%	$230,246	82	0.14%
Savings and money market accounts	465,470	479	0.41%	423,513	487	0.46%
Time deposits	164,785	384	0.93%	243,877	827	1.35%
Borrowings:
Other borrowed funds	90,864	465	2.01%	117,005	594	1.99%
Long-term debt	41,238	376	3.57%	41,238	387	3.68%
Total interest bearing liabilities	1,033,441	1,795	0.69%	1,055,879	2,377	0.89%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	336,963			347,476
Other noninterest bearing liabilities	10,033			8,411
Shareholders' equity	134,118			104,608
Total liabilities and shareholders' equity	$1,514,555			$1,516,374

Net interest income		$10,124			$13,892

Net interest spread (1)			2.79%			3.82%
Net interest margin (1)			2.96%			4.02%
Ratio of average interest earning assets to average interest bearing liabilities	131.81%			129.48%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $10.1 million and $20.8 million for the three months ended September 30, 2013 and 2012.

Index
The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2013 and 2012.

	For the nine months ended September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$106,402	$1,352	1.69%	$73,984	$1,116	2.01%
Tax-exempt securities (1)	30,205	508	3.56%	10,966	210	4.32%
Loans (2)	1,036,974	34,156	4.36%	1,054,402	42,295	5.29%
Federal Home Loan Bank stock	11,236	294	3.45%	11,236	252	2.95%
Federal funds sold and other short-term investments	162,727	349	0.28%	207,280	394	0.25%
Total interest earning assets (1)	1,347,544	36,659	3.63%	1,357,868	44,267	4.32%

Noninterest earning assets:
Cash and due from banks	23,830			22,906
Other	132,376			125,797
Total assets	$1,503,750			$1,506,571

Liabilities
Deposits:
Interest bearing demand	$269,196	268	0.13%	$221,429	264	0.16%
Savings and money market accounts	468,506	1,497	0.43%	412,675	1,500	0.49%
Time deposits	176,001	1,256	0.96%	270,628	2,806	1.39%
Borrowings:
Other borrowed funds	92,132	1,450	2.07%	132,847	2,045	2.02%
Long-term debt	41,238	1,117	3.58%	41,238	1,158	3.69%
Total interest bearing liabilities	1,047,073	5,588	0.71%	1,078,817	7,773	0.96%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	313,946			319,755
Other noninterest bearing liabilities	9,191			7,528
Shareholders' equity	133,540			100,471
Total liabilities and shareholders' equity	$1,503,750			$1,506,571

Net interest income		$31,071			$36,494

Net interest spread (1)			2.92%			3.36%
Net interest margin (1)			3.08%			3.56%
Ratio of average interest earning assets to average interest bearing liabilities	128.70%			125.87%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $12.3 million and $25.6 million for the nine months ended September 30, 2013 and 2012.

Index
Provision for Loan Losses: The provision for loan losses for the third quarter of 2013 was a negative $1.5 million compared to a negative $1.25 million for the third quarter of 2012. The negative provisions in both periods were the result of continued significant declines in the level of net charge-offs, reduction in the balances and required reserves on nonperforming loans and stabilizing real estate values on problem credits.  The provision for loan losses for the first nine months of 2013 was a negative $3.25 million compared to a negative $6.6 million for the same period in 2012.  The larger negative provision for loan losses in the first nine months of 2012 was primarily associated with a $4.4 million recovery on a previously charged-off loan in the first quarter of 2012.

Net recoveries were $524,000 for the third quarter of 2013 compared to net recoveries of $341,000 for the third quarter of 2012. The charge-offs for each period have largely been driven by declines in the value of real estate securing our loans.  The pace of the decline in real estate values, however, has been slowing, translating into a significant decline in charge-offs. We are also experiencing positive results from our collection efforts with loan recoveries increasing as evidenced by our net loan recovery positions in recent quarters.  For the third quarter of 2013, total loan recoveries were $878,000 compared to $956,000 for the same period in 2012.  For the nine months ended September 30, 2013, we experienced net recoveries of $783,000 compared to net recoveries of $1.2 million for the same period in 2012.   Total loan recoveries for the nine months ended September 30, 2013 were $2.5 million compared to $6.2 million for the same period in 2012.  While we expect our collection efforts to produce further recoveries, the amount achieved in the first quarter of 2012 was unusually high.

We have also experienced a decline in the pace of commercial loans migrating to a worse loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed under the heading "Allowance for Loan Losses" below. In addition to experiencing fewer downgrades of credits, we continue to see an increase in the quality of some credits resulting in an improved loan grade. Over the past two years, we have experienced improvements in our weighted average loan grade. Our weighted average commercial loan grade was 3.92 at September 30, 2013 reflecting improvement compared to 4.01 at December 31, 2012 and 4.19 at December 31, 2011. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the allowance for loan losses since then.

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

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2013 was $4.0 million and $12.1 million, respectively, compared to $4.1 million and $11.8 million, respectively, for the same periods in 2012. The components of noninterest income are shown in the table below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Service charges and fees on deposit accounts	$1,029	$810	$2,917	$2,381
Net gains on mortgage loans	612	940	2,145	2,192
Trust fees	584	595	1,797	1,802
Gain as sales of securities	---	14	80	73
ATM and debit card fees	1,104	1,049	3,212	3,094
Bank owned life insurance (“BOLI”) income	180	210	539	657
Investment services fees	198	196	670	585
Other income	244	292	765	1,033
Total noninterest income	$3,951	$4,106	$12,125	$11,817

Service charges on deposit accounts increased for the three and nine month periods ended September 30, 2013 due, primarily, to an increase in overdraft activity from our customer base.  Mortgage gains have declined in the third quarter of 2013, reflecting the impact of increased mortgage rates during the quarter.  However, for the first nine months of 2013, mortgage gains were comparable to 2012 due to the low interest rate environment during the first half of 2013.

Index
Noninterest Expense: Noninterest expense was $12.4 million and $35.8 million for the three and nine month periods ended September 30, 2013, compared to $12.4 million and $40.4 million, respectively, for the same periods in 2012. The components of noninterest expense are shown in the table below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Salaries and benefits	$5,834	$5,621	$17,359	$17,065
Occupancy of premises	908	948	2,759	2,860
Furniture and equipment	819	806	2,414	2,491
Legal and professional	192	160	565	551
Marketing and promotion	245	213	738	634
Data processing	326	269	1,029	988
FDIC assessment	317	504	1,133	1,692
ATM and debit card processing	315	316	967	912
Bond and D&O insurance	187	213	555	696
FHLB advance prepayment penalty	---	322	---	322
Administration and disposition of problem assets	1,811	1,724	4,072	7,973
Outside services	383	289	1,106	1,048
Other noninterest expense	1,025	1,003	3,121	3,148
Total noninterest expense	$12,362	$12,388	$35,818	$40,380

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased slightly in the third quarter of 2013 from the third quarter of 2012. We had 363 full-time equivalent employees at September 30, 2013 compared to 364 at September 30, 2012. The increased expense for the third quarter of 2013 was partially attributable to the reinstatement of our 401k plan matching contributions beginning with the first quarter of 2013.  This expense totaled $157,000 for the third quarter of 2013.  In addition, incentive compensation programs have been implemented for certain departments in 2013, which have also increased compensation expense.   Incentive compensation expense totaled $280,000 for the third quarter of 2013. Salaries and benefits increased by $295,000 from $17.1 million for the first nine months of 2012 to $17.4 million for the same period of 2013.  The increase for the first nine months of 2013 was due to the reinstatement of our 401k plan matching contributions discussed above and also due to the introduction of additional incentive compensation in 2013, as noted above.  The increases in salaries and benefits were partially offset by lower medical insurance expense resulting from lower claims experience in the three and nine month periods ended September 30, 2013 compared to the same periods in 2012.

The next largest noninterest expense was our cost related to administration and disposition of problem assets. Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced a slight increase in these expenses in the third quarter of 2013 compared to the same period in 2012.  Despite this, we experienced significant decreases in each of these expense categories in the nine months ended September 2013 compared to the same period in 2012.

These costs are itemized in the following table (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Legal and professional – nonperforming assets	$161	$209	$662	$917
Repossessed and foreclosed property administration	591	809	1,997	2,820
Losses on repossessed and foreclosed properties	1,059	706	1,412	4,236
Total	$1,811	$1,724	$4,072	$7,973

Index
Losses on repossessed assets and foreclosed properties increased slightly for the three month period ended September 30, 2013, increasing $353,000 from the same period in 2012.  For the first nine months of 2013, losses on repossessed assets and foreclosed properties were down $2.8 million from the same period in 2012.  The writedowns for each period have largely been driven by declines in the value of real estate. The pace of the decline in real estate values, however, has been slowing, translating into a significant decline in writedowns. During the third quarter of 2013, we realized net gains on sales of foreclosed properties of $390,000, partially offsetting the $1.4 million in valuation writedowns during the quarter.  For the nine months ended September 30, 2013, we realized net gains of $1.0 million on sales of foreclosed properties, significantly offsetting the $2.4 million in valuation writedowns for the period.

Costs associated with administration and disposition of problem assets decreased due to the decrease in the level of other real estate owned. Other real estate owned decreased from $57.8 million at September 30, 2012 and $51.6 million at December 31, 2012 to $42.8 million at September 30, 2013.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

FDIC assessments decreased by $187,000 to $317,000 for the third quarter of 2013 compared to $504,000 for the third quarter of 2012 as a result of our reduced level of deposits and due to a change in our assessment category resulting from the termination of the Bank’s MOU by the FDIC and DIFS effective April 12, 2013.  For the nine months ended September 30, 2012, our FDIC assessments were $1.1 million, compared to $1.7 million for the same period in 2012.

We realized a $26,000 reduction in our bond and D&O insurance costs in the third quarter of 2013 compared to the third quarter of 2012 and a reduction of $140,000 for the nine month period ended September 30, 2013 compared to the same period in 2012 as a result of our improving financial condition and the decreased risk perceived by our insurance carriers.  In the third quarter of 2012, we paid off $20 million in FHLB advances using proceeds from an early payoff of a $15 million commercial loan.  The early payoff of the FHLB advances resulted in a prepayment fee of $322,000.

Federal Income Tax Expense: We recorded $975,000 and $3.3 million in federal income tax expense for the three and nine month periods ended September 30, 2013, respectively, compared to $275,000 in the same periods in 2012.  The expense in the 2012 periods was due to payment of alternative minimum tax.  From June 30, 2009 to December 31, 2012, we had concluded that a full valuation allowance needed to be maintained for all of our net deferred tax assets based primarily on our net operating losses in 2008 and 2009 and the continued challenging environment confronting banks that could negatively impact future operating results.  With the termination of the Bank’s Consent Order and the Company’s Written Agreement, cumulative earnings in the most recent three year period and projections showing future taxable income at December 31, 2012, we concluded that the valuation allowance was no longer required and the $18.9 million valuation allowance was reversed at that time.  As a result, the financial results for the third quarter and first nine months of 2013 reflect federal income tax expense, at an effective tax rate of 30.34% and 31.17%, respectively.

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

Total assets were $1.563 billion at September 30, 2013, an increase of $2.0 million from $1.561 billion at December 31, 2012. This change reflected increases of $11.9 million in securities available for sale and $25.0 million of interest-bearing time deposits in other financial institutions, offset by declines of $23.6 million in our loan portfolio and $12.5 million in cash and cash equivalents. Total deposits increased by $1.8 million due to normal seasonal deposits, and other borrowed funds were down by $1.8 million at September 30, 2013 compared to December 31, 2012.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $213.9 million at September 30, 2013 compared to $226.4 million at December 31, 2012. The $12.5 million decrease was partially due to investing $25.0 million of these funds in interest-bearing time deposits with other financial institutions as discussed below. At these levels, these balances remain elevated due to the normal build-up in deposits we typically experience in the latter part of the year, and due to high short term balances maintained by our large deposit customers.  We expect our balances of short term investments to remain elevated until loan demand materially increases and more attractive investment opportunities emerge.

Interest-bearing Time Deposits with Other Financial Institutions: We opened two time deposit accounts with our primary correspondent bank in the first quarter of 2013, each in equal amounts totaling $25.0 million.  One of these deposits matures within 12 months and the other within 18 months, and both provide a higher interest rate than federal funds sold or other short-term investments.

Index
Securities Available for Sale: Securities available for sale were $135.4 million at September 30, 2013 compared to $123.5 million at December 31, 2012. We began rebuilding our investment portfolio during the second quarter of 2011. The balance at September 30, 2013 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $23.6 million in the first nine months of 2013 and were $1.03 billion at September 30, 2013 compared to $1.05 billion at December 31, 2012. During the first nine months of 2013, our commercial  portfolio decreased by $27.5 million, while our residential and consumer portfolios increased by $2.4 million and $1.5 million, respectively.

We saw a comparable level of volume of residential mortgage loans originated for sale in the first nine months of 2013 compared to the same period in 2012. Residential mortgage loans originated for sale were $91.1 million in the first nine months of 2013 compared to $100.9 million for the same period in 2012.  Long term residential mortgage rates began to increase at the end of the second quarter of 2013 and continued into the third quarter of 2013, reducing originating volume in the third quarter of 2013.  We expect this trend to continue in the fourth quarter of 2013.

Our commercial loan portfolio balances declined in recent years reflecting the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized.  During the fourth quarter of 2012, we achieved growth in our commercial loan portfolio for the first time since the fourth quarter of 2008.  While this portfolio decreased during the first two quarters of 2013, growth returned in the third quarter when the portfolio increased by $12.7 million. We plan to continue measured, high quality loan portfolio growth through the remainder of 2013.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 71% of the total loan portfolio at September 30, 2013 and 73% at December 31, 2012. Residential mortgage and consumer loans comprised approximately 29% of total loans at September 30, 2013 and 27% at December 31, 2012.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30,	Percent of	December 31,	Percent of
	2013	Total Loans	2012	Total Loans
Commercial real estate: (1)
Residential developed	$20,805	2.0%	$26,090	2.5%
Unsecured to residential developers	7,326	0.7	5,547	0.5
Vacant and unimproved	48,977	4.8	56,525	5.3
Commercial development	4,319	0.4	1,799	0.2
Residential improved	77,414	7.5	75,813	7.2
Commercial improved	243,688	23.7	255,738	24.4
Manufacturing and industrial	79,403	7.7	81,447	7.7
Total commercial real estate	481,932	46.8	502,959	47.8
Commercial and industrial	253,216	24.7%	259,700	24.7%
Total commercial	735,148	71.5	762,659	72.5

Consumer
Residential mortgage	185,025	18.0	182,625	17.3
Unsecured	1,464	0.1	1,683	0.2
Home equity	96,790	9.4	92,764	8.8
Other secured	10,366	1.0	12,617	1.2
Total consumer	293,645	28.5	289,689	27.5
Total loans	$1,028,793	100.0%	$1,052,348	100.0%

(1)            Includes both owner occupied and non-owner occupied commercial real estate.

Index
Commercial real estate loans accounted for approximately 46.8% of the total loan portfolio at September 30, 2013 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $21.0 million since December 31, 2012. Our commercial and industrial loan portfolio decreased by $6.5 million to $253.2 million at September 30, 2013 and represented 34.4% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18% of portfolio loans at September 30, 2013 and 17% at December 31, 2012 as we continue to execute our strategy to diversify our credit risk from commercial real estate.  During the remainder of 2013, we expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

We saw a decrease in the volume of residential mortgage loans originated for sale during 2013 compared to 2012 as discussed above, however the decrease began in the third quarter of 2013 as interest rates increased beginning late in the second quarter of 2013. We expect this trend to continue in the fourth quarter of 2013.  We have not yet had to repurchase any residential mortgage loans sold; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans increased by $1.5 million to $108.6 million at September 30, 2013 from $107.1 million at December 31, 2012 due to an increase in home equity loans.  Consumer loans comprised approximately 11% of our portfolio loans at September 30, 2013 and 10% at December 31, 2012.

The following table shows our loan origination activity for portfolio loans during the first nine months of 2013, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio	Percent of	Average
	Originations	Total	Loan
	2013	Originations	Size
Commercial real estate:
Residential developed	$4,303	1.1%	$331
Unsecured to residential developers	---	---	---
Vacant and unimproved	10,683	2.9	445
Commercial development	48	---	48
Residential improved	39,921	10.8	231
Commercial improved	50,599	13.7	569
Manufacturing and industrial	12,854	3.5	494
Total commercial real estate	118,408	32.0	363
Commercial and industrial	168,451	45.5%	42
Total commercial	286,859	77.5	66

Consumer
Residential mortgage	47,188	12.7	211
Unsecured	302	0.1	19
Home equity	33,581	9.1	69
Other secured	2,346	0.6	12
Total consumer	83,417	22.5	91
Total loans	$370,276	100.0%	$70

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2013, nonperforming assets totaled $53.0 million compared to $67.6 million at December 31, 2012. Additions to other real estate owned in the first nine months of 2013 were just $3.2 million.  Based on the loans currently in their redemption period, we expect few properties to move into other real estate owned over the next three months.  Proceeds from sales of foreclosed properties were $10.5 million in the first nine months of 2013 resulting in a net gain of $1.0 million. Proceeds from sales of foreclosed properties were $13.4 million in the first nine months of 2012, resulting in a net gain of $11,000.  We expect the level of sales of foreclosed properties for the remainder of 2013 to be similar to the quarterly pace experienced so far in 2013 and in 2012.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of September 30, 2013, nonperforming loans totaled $10.2 million, or 0.99% of total portfolio loans, compared to $16.0 million, or 1.52% of total portfolio loans, at December 31, 2012.

Loans for development or sale of 1-4 family residential properties comprised a large portion of nonperforming loans. They were approximately $2.7 million, or 25.9% of total nonperforming loans, at September 30, 2013 compared to $3.2 million, or 19.7% of total nonperforming loans, at December 31, 2012. The remaining balance of nonperforming loans at September 30, 2013 consisted of $2.3 million of commercial real estate loans secured by various types of non-residential real estate, $4.2 million of commercial and industrial loans, and $1.0 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $42.8 million at September 30, 2013 and $51.6 million at December 31, 2012. Of this balance at September 30, 2013, there were 97 commercial real estate properties totaling approximately $40.4 million. The remaining balance was comprised of 25 residential properties totaling approximately $2.4 million.  Five commercial real estate properties comprised $17.1 million, or 40%, of total other real estate owned at September 30, 2013.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At September 30, 2013, our foreclosed asset portfolio had a weighted average age held in portfolio of 2.85 years. Below is a breakout of our foreclosed asset portfolio at September 30, 2013 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

			Combined
	Carrying		Writedown
	Value at	Foreclosed	(Loan and
	September 30,	Asset	Foreclosed
Foreclosed Asset Property Type	2013	Writedown	Asset)
Single Family	$1,836	3.4%	32.1%
Residential Lot	577	31.8%	48.9%
Multi-Family	150	---%	14.9%
Vacant Land	6,649	32.6%	48.8%
Residential Development	15,752	33.7%	69.3%
Commercial Office	1,867	37.0%	56.9%
Commercial Industrial	293	25.5%	40.1%
Commercial Improved	15,672	24.0%	38.9%
	$42,796	29.3%	56.6%

Index
The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30,	December 31,
	2013	2012
Nonaccrual loans	$10,048	$15,385
Loans 90 days past due and still accruing	172	618
Total nonperforming loans (NPLs)	10,220	16,003
Foreclosed assets	42,796	51,582
Repossessed assets	---	6
Total nonperforming assets (NPAs)	53,016	67,591
Accruing restructured loans (ARLs) (1)	62,223	65,024
Total NPAs and ARLs	$115,239	$132,615

NPLs to total loans	0.99%	1.52%
NPAs to total assets	3.39%	4.33%

(1)	Comprised of approximately $47.6 million and $51.8 million of commercial loans and $14.7 million and $13.2 million of consumer loans whose terms have been restructured at September 30, 2013 and December 31, 2012, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at September 30, 2013 was $21.3 million, a decrease of $2.5 million, compared to $23.7 million at December 31, 2012. The balance of the allowance for loan losses was 2.07% of total portfolio loans at September 30, 2013 compared to 2.26% of total portfolio loans at December 31, 2012. While this ratio decreased slightly, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 148.34% at December 31, 2012 to 208.14% at September 30, 2013.

The table below shows the changes in these metrics over the past five quarters:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2013	2013	2013	2012	2012
Commercial loans	$735.1	$722.4	$756.7	$762.7	$734.3
Nonperforming loans	10.2	10.8	14.2	16.0	17.4
Other real estate owned and repo assets	42.8	45.8	51.6	51.6	57.8
Total nonperforming assets	53.0	56.6	65.8	67.6	75.1
Net charge-offs (recoveries)	(0.5)	0.2	(0.5)	2.0	(0.3)
Total delinquencies	7.8	6.7	6.6	7.9	5.7

Nonperforming loans have continually declined since the first quarter of 2010 to $10.2 million at September 30, 2013, which was our lowest level of nonperforming loans since the second quarter of 2007. As discussed earlier, we have had net loan recoveries in several quarters over the last year and a half.  While increasing from recent quarters, our total delinquencies remain low at $7.8 million at September 30, 2013.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The provision for loan losses was a negative $1.5 million for the three months ended September 30, 2013 compared to a negative $1.25 million for the same period of 2012.  The negative provision in each period was partially due to a smaller level of nonperforming loans as they continue to stabilize at a more reasonable level.  Net recoveries were $524,000 for the three months ended September 30, 2013 compared to net recoveries of $341,000 for the same period in 2012. We have had net recoveries in three of the last five quarters. The ratio of net charge-offs to average loans was -0.21% on an annualized basis for the third quarter of 2013, compared to 0.09% for the second quarter of 2013 and -0.13% for the third quarter of 2012.

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

Index
Our allowance for loan losses is maintained at a level believed appropriate based upon our assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance and related provision for loan losses relies on several key elements, which include specific allowances for loans considered impaired, general allowance for commercial loans not considered impaired based upon applying our loan rating system, and general allocations based on historical trends for homogeneous loan groups with similar risk characteristics.

Impaired loans declined $10.2 million to $73.1 million at September 30, 2013 compared to $83.3 million at December 31, 2012.  The specific allowance for impaired loans decreased $1.4 million to $4.7 million, or 6.4% of total impaired loans, at September 30, 2013 compared to $6.1 million, or 7.3% of total impaired loans, at December 31, 2012.  The overall balance of impaired loans remained elevated due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.  As TDRs are also considered impaired, this increased our impaired loan balance for each period presented as most of our classified loans renewed in this time period.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12 and 24 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans decreased to $13.1 million at September 30, 2013 compared to $14.6 million at December 31, 2012.  This resulted in a general reserve percentage allocated at September 30, 2013 of 1.93% of commercial loans,  a decrease from 2.12% at December 31, 2012.  The qualitative component of our general allowance allocated to commercial loans decreased from $13.8 million at December 31, 2012 to $12.9 million at September 30, 2013.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.5 million at September 30, 2013 and $3.1 million at December 31, 2012.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $52.9 million at September 30, 2013, representing a decrease of $660,000 from $53.6 million at December 31, 2012.  The decline was largely from depreciation of current facilities in excess of capital additions during the first nine months of 2013.

Deposits and Other Borrowings: Total deposits increased $1.8 million to $1.288 billion at September 30, 2013, as compared to $1.286 billion at December 31, 2012.  Non-interest checking account balances increased $13.4 million during the first nine months of 2013.  Interest bearing demand account balances increased $24.1 million and savings and money market account balance decreased $2.1 million in the first nine months of 2013.  We decreased higher costing certificates of deposits by $33.6 million in the first nine months of 2013.  The increase in balances of checking accounts was caused by normal seasonal inflows from municipalities and some shifting between deposit types.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 27% of total deposits at September 30, 2013 compared to 26% of total deposits at December 31, 2012.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid account types.  Interest bearing demand, including money market and savings accounts, comprised 60% of total deposits at September 30, 2013 and December 31, 2012. Time accounts as a percentage of total deposits were 13% at September 30, 2013 and 15% at December 31, 2012.

Index
Borrowed funds totaled $131.2 million at September 30, 2013; including $90.0 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  During the third quarter of 2013, we prepaid and redeemed $1.65 million in subordinated debt.  Borrowed funds totaled $134.7 million at December 31, 2012; including $91.8 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.65 million in subordinated debt.  Borrowed funds decreased by $3.5 million in the first nine months of 2013 as a result of an annual payment on an amortizing Federal Home Loan Bank advance in the first quarter of 2013 and the prepayment and redemption of subordinated debt in the third quarter of 2013.

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

The Company has outstanding $40.0 million aggregate liquidation amount of pooled trust preferred securities (“TRUPs”) issued through its wholly-owned subsidiary grantor trusts, Macatawa Statutory Trust I (issued $20.0 million aggregate liquidation amount with floating interest rate of three-month LIBOR plus 3.05%) and Macatawa Statutory Trust II (issued $20.0 million aggregate liquidation amount with  a floating interest rate of three-month LIBOR plus 2.75%).  In December 2009, the Company exercised its right to defer interest payments on the TRUPs for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.    Through June 30, 2013, the Company had deferred interest payments on the TRUPs for 15 quarters.  The Company continued to accrue interest during the deferral period.  Interest on unpaid interest is required to be accrued and compounded quarterly at the stated interest rate.  Upon termination of the deferral, all accrued and unpaid interest is due and payable.

On August 18, 2013, the Company announced its intention to discontinue the deferral and resume regular quarterly interest payments on the TRUPs beginning with the next regularly scheduled interest payment dates and pay all accrued and unpaid interest that becomes due and payable upon the discontinuance of the deferral. For Macatawa Statutory Trust I, the next regularly scheduled interest payment date was September 30, 2013 and a total of $3.0 million was distributed, representing all of the deferred and current interest payment due. For Macatawa Statutory Trust II, the next regularly scheduled interest payment date was October 7, 2013 and a total of $2.7 million was distributed, representing all of the deferred and current interest payment due.

CAPITAL RESOURCES

Total shareholders' equity of $135.5 million at September 30, 2013 increased $5.0 million from $130.5 million at December 31, 2012. The increase was primarily a result of net income of $7.3 million earned in the first nine months of 2013.

Our regulatory capital ratios (on a consolidated basis) were stable in the third quarter of 2013 and ended the quarter at levels consistent with the second quarter of 2013, which were at the highest levels in the Company’s history.  The Bank was categorized as “well capitalized” at September 30, 2013. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,	June 30,
	2013	2013	2013	2012	2012	2012
Total capital to risk weighted assets	16.0%	16.1%	15.4%	15.0%	14.9%	14.2%
Tier 1 capital to average assets	10.9%	10.9%	10.5%	10.4%	9.5%	9.0%

All of the $40.0 million of trust preferred securities outstanding at September 30, 2013 qualified as Tier 1 capital.  The ratios have increased each quarter since March 31, 2010 through June 30, 2013 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.

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

Index
On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at September 30, 2013, we believe implementation of the new rule will have no material impact on our capital needs.

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

In response to the volatile conditions in the national markets since 2008, we actively pursued initiatives to further strengthen our liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012 and by $1.8 million in the first nine months of 2013.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2013, the Bank held $178.3 million of federal funds sold and other short-term investments and $25.0 million in time deposits with other financial institutions with maturities of less than 18 months.  In addition, the Bank’s borrowing capacity from correspondent banks has been improved and was approximately $189.2 million as of September 30, 2013.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at September 30, 2013.

	Less than					More than
(Dollars in thousands)	1 year	1-3 years		3-5 years		5 years
Long term debt	$ ---	$	---	$	---	$41,238
Time deposit maturities	89,558		55,762		11,125	---
Other borrowed funds	1,884		23,934		44,173	20,000
Total	$91,442		$79,696		$55,298	$61,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At September 30, 2013, we had a total of $284.2 million in unused lines of credit, $116.9 million in unfunded loan commitments and $8.9 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. Throughout 2010, 2011, 2012, and the first nine months of 2013, the Company has not received dividends from the Bank, and the Company has suspended payment of dividends on its common and preferred stock.  At September 30, 2013, the Bank had a retained earnings balance of approximately $11.9 million. With the release of the Bank’s MOU by its regulators effective April 12, 2013, the Bank is no longer required to obtain prior regulatory approval to pay dividends to the Company.

Index

The Company continued to suspend payments of cash dividends on its preferred stock during 2010, 2011, 2012 and the first nine months of 2013 until further action by the Board of Directors.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.

During 2010, 2011, 2012 and the first six months of 2013, the Company also continued to exercise its right to defer interest payments on its trust preferred securities for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.  As discussed above, in the third quarter of 2013, the Company made the current and deferred interest distributions on Macatawa Statutory Trust I and made the current and deferred interest distributions on Macatawa Statutory Trust II on October 7, 2013.  As the interest is now current on the trust preferred securities, the Company again has the right to defer interest payments for 20 consecutive quarters if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

In June 2011, the Company closed its shareholder rights and public offerings and conversion of our 2% Subordinated Note due 2018, resulting in the issuance of 9,404,202 shares of common stock and net proceeds of $20.4 million.  The Company contributed $10.0 million of the proceeds to the Bank in 2011 and retained the remaining $10.3 million at the holding company level. The Company’s cash balance at September 30, 2013 was $4.6 million.  The Company believes it has sufficient liquidity to meet its cash flow requirements.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the third quarter of 2013.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2013, we had gross deferred tax assets of $19.1 million and gross deferred tax liabilities of $2.3 million resulting in a net deferred tax asset of $16.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Since mid 2009, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of Bank’s Consent Order in the first quarter of 2012, the termination of the Company’s Written Agreement in the fourth quarter of 2012 and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we will be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first, second and third quarters of 2013 and the release of the Bank’s MOU in the second quarter of 2013, we concluded at September 30, 2013 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

Index
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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2013 (dollars in thousands).

	Economic
	Value of	Percent	Net Interest	Percent
Interest Rate Scenario	Equity	Change	Income	Change
Interest rates up 200 basis points	$138,276	(3.43)%	$43,314	5.06%
Interest rates up 100 basis points	142,289	(0.63)	42,309	2.62
No change	143,193	---	41,228	---
Interest rates down 100 basis points	145,928	1.91	40,929	(0.73)
Interest rates down 200 basis points	146,519	2.32	40,742	(1.18)

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

Index
Item 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2013, the end of the period covered by this report.

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

4.5
First Amended Settlement and Release and Stock and Warrant Issuance Agreement dated January 30, 2009. Previously filed with the Commission on January 30, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

4.6
Second Amended Settlement and Release and Stock and Warrant Issuance Agreement dated April 30, 2009. Previously filed with the Commission on May 8, 2009 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.1. Here incorporated by reference.

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

Dated: October 24, 2013