Form 10-K
period 2013-12-31
MACATAWA BANK CORP
filed 2014-02-20
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2013, was $126,140,954 based on the closing sale price of $5.04 as reported on the Nasdaq Stock Market.  There were 33,788,431 outstanding shares of the Company's common stock as of February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2014 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, resume payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

At December 31, 2013, we had total assets of $1.52 billion, total loans of $1.04 billion, total deposits of $1.25 billion and shareholders’ equity of $132.5 million.  We recognized net income of $9.5 million in 2013, our third straight full year of profitability post recession. During 2013, 2012 and 2011, our interest income accounted for approximately 75%, 79% and 80%, respectively, of our consolidated operating revenue and our non-interest income accounted for approximately 25%, 21% and 20%, respectively, of our consolidated operating revenue. For additional information about our financial condition and results of operations, see our consolidated financial statements and related notes included in this report.

In response to our losses during 2008, 2009 and early 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   These and other efforts were reflected in our results of operations for the past three years with lower levels of charge-offs and provisions for loan losses, reductions in operating expenses and reductions in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million.  As of December 31, 2013, the Company’s and the Bank’s risk-based regulatory capital ratios were among the highest in Company history.  The Bank was categorized as “well capitalized” at December 31, 2013.

During 2013, the Company improved its capital structure by prepaying and redeeming its $1.7 million of 11% unsecured subordinated debt, resuming interest payments on its trust preferred securities and completing an exchange of all of the Company’s Series A and Series B Preferred Stock for Company common stock and cash, at the election of the holder.  Each of these transactions are discussed in detail in Item 7 and in our consolidated financial statements and related notes included in this report.

Within the past four years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies over the past five years.

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Nonperforming loans	$12,335	$16,003	$28,946	$75,361	$103,885
Other repossessed assets	40	6	---	50	124
Other real estate owned	36,796	51,582	66,438	57,984	37,184
Total nonperforming assets	$49,171	$67,591	$95,384	$133,395	$141,193

Total delinquencies 30 days or greater past due	$5,520	$7,887	$13,138	$55,748	$116,971

Earnings in recent years have been impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $5.5 million, $10.0 million and $15.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  During 2013, we added $3.5 million in other real estate and sold $16.5 million, allowing for a meaningful reduction in our year-end balance.  We expect a significant reduction in the amount of new additions to other real estate in 2014 and continued sales volume, which should allow for reductions in carrying costs in 2014.

Our earnings in 2013, 2012 and 2011 were favorably impacted by a negative provision for loan losses of $4.3 million, $7.1 million and $4.7 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", this was primarily a result of recoveries from our collection efforts including a large recovery taken in the first quarter of 2012; and also impacted by the decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2014 as the opportunity for large recoveries appears to be diminishing.

The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

(dollars in thousands)	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Provision for loan losses	$(4,250)	$(7,100)	$(4,700)	$22,460	$74,340
Net charge-offs (recoveries)	(1,309)	802	11,085	29,657	57,979
Net charge-offs to average loans	(0.13)%	0.08%	0.99%	2.18%	3.54%
Nonperforming loans to total loans	1.18%	1.52%	2.70%	6.19%	6.88%
Loans transferred to ORE to average loans	0.34%	0.88%	3.42%	3.32%	1.80%
Performing troubled debt restructurings ("TDRs") to average loans	5.61%	6.24%	5.15%	1.91%	1.62%

The State of Michigan entered into a recession earlier than the rest of the country and experienced heavy job loss as a result of the concentration the State has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results was profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during 2012 and 2013.  The state’s unemployment rate at the end of 2013 was 8.8%, no longer the highest in the country and down dramatically from 15.2% in June 2009.  The Holland area unemployment was 5.8%, and the Grand Rapids area unemployment was 5.6% at the end of 2013.  Residential housing values and commercial real estate property values decreased significantly during the recession, but have shown signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area has stabilized and is now improving.  In the Grand Rapids market during 2013, there were 23% more single family home starts than in 2012. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 32% more single family home starts in 2013 than in 2012.  Also, these markets are now seeing activity in duplex, condominium and apartment starts after years of virtually no activity.

In recent years, we have continued to diversify our loan portfolio structure by de-emphasizing commercial real estate loans and cautiously increasing volumes of commercial and industrial loans, residential mortgages and other consumer loans.  Commercial real estate loans have decreased from $503.0 million at December 31, 2012 to $472.3 million at December 31, 2013. Consumer loans have increased in 2013, totaling $295.9 million at December 31, 2013, compared to $289.7 million at December 31, 2012.  With our improved financial condition, successful capital raise in 2011, and retained earnings growth, our focus has shifted from shrinkage in our loan portfolio to stabilizing our loan balances and growing certain portfolios in 2014.

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

Similarly, by letter dated August 1, 2013, the Federal Reserve Bank of Chicago (“FRB”) advised the Company that, based on the overall satisfactory condition of the organization, the FRB poses no objection should the Board of Directors choose to rescind its Board Resolution. Accordingly, the Company's Board of Directors rescinded the Board Resolution as of August 1, 2013.

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

This portfolio was particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building in 2008 and 2009.  Declining real estate values resulted in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers.  We curtailed this type of lending beginning in 2008.  During the past several years, we made a significant effort to reduce exposure to residential land development and other construction and development loans.

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

During the past three years, in an effort to further diversify our loan concentrations, we increased our targeted retention of residential mortgage loans, resulting in a $6.0 million increase in balances held in portfolio at December 31, 2013 compared to December 31, 2012.  For 2013, we retained loans representing 37% of the total dollar volume originated.

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

(Dollars in thousands)	December 31
	2013		2012		2011		2010		2009
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$86,413	8%	$89,631	9%	$90,191	8%	$133,228	11%	$162,615	11
Real estate - mortgage	385,927	37	413,328	39	478,076	45	535,961	44	640,437	42
Commercial and industrial	274,099	26	259,700	25	227,051	21	264,679	22	369,523	24
Total commercial	746,439	72	762,659	72	795,318	74	933,868	77	1,172,575	78
Residential mortgage	188,648	18	182,625	17	156,891	15	135,227	11	163,074	11
Consumer	107,290	10	107,064	10	118,766	11	148,101	12	175,167	12
Total loans	1,042,377	100%	1,052,348	100%	1,070,975	100%	1,217,196	100%	1,510,816	100
Less: allowance for loan losses	(20,798)		(23,739)		(31,641)		(47,426)		(54,623)
Total loans receivable, net	$1,021,579		$1,028,609		$1,039,334		$1,169,770		$1,456,193

(1)	Consists of construction and development loans.

At December 31, 2013, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2013 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$63,730	$15,631	$7,052	$86,413
Real estate - mortgage	59,217	273,973	52,737	385,927
Commercial and industrial	106,745	156,643	10,711	274,099
Total Commercial	229,692	446,247	70,500	746,439
Residential mortgage	2,611	459	185,578	188,648
Consumer	7,923	39,407	59,960	107,290
Total Loans	$240,226	$486,113	$316,038	$1,042,377

	Maturing or Repricing
Loans above:
With predetermined interest rates	$73,961	$305,044	$116,217	$495,222
With floating or adjustable rates	467,008	26,996	40,969	534,973
Total (excluding nonaccrual loans)	$540,969	$332,040	$157,186	1,030,195
Nonaccrual loans				12,182
Total Loans				$1,042,377

(1)	Consists of construction and development loans.

Nonperforming Assets

The following table shows the composition and amount of our nonperforming assets.

(Dollars in thousands)	December 31
	2013	2012	2011	2010	2009
Nonaccrual loans	$12,182	$15,385	$26,876	$74,761	$95,725
Loans 90 days or more delinquent and still accruing	153	618	2,070	600	8,160
Total nonperforming loans	12,335	16,003	28,946	75,361	103,885

Foreclosed assets	36,796	51,582	66,438	57,984	37,184
Repossessed assets	40	6	---	50	124
Total nonperforming assets (NPAs)	49,171	67,591	95,384	133,395	141,193
Accruing troubled debt restructurings (TDRs) (1)	57,790	65,024	55,679	25,395	18,000
Total NPAs and accruing TDRs	$106,961	$132,615	$151,063	$158,790	$159,193

NPLs to total loans	1.18%	1.52%	2.70%	6.19%	6.88%
NPAs to total assets	3.24%	4.33%	6.33%	8.45%	7.71%

(1)	Comprised of approximately $43.6 million, $51.8 million and $40.9 million of commercial loans and $14.2 million, $13.2 million and $14.8 million of residential mortgage and consumer loans at December 31, 2013, 2012 and 2011, respectively, whose terms have been restructured. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Interest income totaling $4.7 million was recorded in 2013 on loans that were on a non-accrual status or classified as restructured as of December 31, 2013.  Additional interest income of $1.1 million would have been recorded during 2013 on these loans had they been current in accordance with their original terms.  More information about the levels of nonperforming loan balances in 2013 and 2012 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2013 that were classified as substandard or worse per our internal risk rating system not included in the nonperforming assets table above that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."  At December 31, 2013, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

The following is a summary of our loan balances at the end of each period and the daily average balances of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed.

	December 31
(Dollars in thousands)	2013	2012	2011	2010	2009
Portfolio loans:
Average daily balance of loans for the year	$1,030,766	$1,041,833	$1,120,857	$1,360,548	$1,637,143
Amount of loans outstanding at end of period	1,042,377	1,052,348	1,070,975	1,217,196	1,510,816

Allowance for loan losses:
Balance at beginning of year	23,739	31,641	47,426	54,623	38,262
Provision for loan losses	(4,250)	(7,100)	(4,700)	22,460	74,340
Loans charged-off:
Real estate - construction	(55)	(1,455)	(3,014)	(9,768)	(29,237)
Real estate - mortgage	(1,010)	(1,751)	(7,967)	(11,499)	(17,952)
Commercial and industrial	(317)	(1,245)	(2,935)	(7,400)	(10,632)
Total Commercial	(1,382)	(4,451)	(13,916)	(28,667)	(57,821)
Residential mortgage	(433)	(2,257)	(1,559)	(1,364)	(613)
Consumer	(389)	(788)	(976)	(1,806)	(1,508)
	(2,204)	(7,496)	(16,451)	(31,837)	(59,942)
Recoveries:
Real estate - construction	1,568	5,521	2,541	613	142
Real estate - mortgage	573	319	802	663	157
Commercial and industrial	1,134	547	1,727	694	1,608
Total Commercial	3,275	6,387	5,070	1,970	1,907
Residential mortgage	65	142	39	115	13
Consumer	173	165	257	95	43
	3,513	6,694	5,366	2,180	1,963
Net (charge-offs) recoveries	1,309	(802)	(11,085)	(29,657)	(57,979)
Balance at end of year	$20,798	$23,739	$31,641	$47,426	$54,623

Ratios:
Net charge-offs to average loans outstanding	(0.13)%	0.08%	0.99%	2.18%	3.54%
Allowance for loan losses to loans outstanding at year-end	2.00%	2.26%	2.95%	3.90%	3.62%
Allowance for loan losses to nonperforming loans at year-end	168.61%	148.34%	109.31%	62.93%	52.58%

(1)	Consists of construction and development loans.

Allocation of the Allowance for Loan Losses

The following table shows the allocation of the allowance for loan losses at the dates indicated to the extent specific allocations have been determined relative to particular loans.

(Dollars in thousands)	December 31
	2013		2012		2011		2010		2009
	Allowance Amount	% of Each Category to total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial and commercial real estate	$17,095	72%	$19,952	73%	$26,820	74%	$42,011	77%	$51,856	77%
Residential mortgage	2,368	18	2,544	17	3,093	15	2,155	11	1,263	11
Consumer	1,335	10	1,243	10	1,728	11	3,260	12	1,504	12
Total	$20,798	100%	$23,739	100%	$31,641	100%	$47,426	100%	$54,623	100%

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  The Bank has not accepted or renewed brokered deposits since November of 2008.  We had no brokered deposits at December 31, 2013 or 2012.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid (dollars in thousands).

(Dollars in thousands)	December 31
	2013		2012		2011		2010		2009
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$317,332	---%	$323,368	---%	$296,926	---%	$238,974	---%	$202,978	---%
Interest bearing demand	272,689	0.1	225,250	0.2	185,591	0.2	224,843	0.3	238,372	0.6
Savings and money market accounts	472,920	0.4	420,553	0.5	369,758	0.6	315,640	0.6	391,758	0.7
Time	171,657	0.9	254,796	1.3	371,870	1.8	534,429	2.8	730,358	3.7
Total deposits	$1,234,598	0.3%	$1,223,967	0.5%	$1,224,145	0.7%	$1,313,886	1.3%	$1,563,466	2.0%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2013 (dollars in thousands).

Three months or less	$6,811
Over 3 months through 6 months	7,835
Over 6 months through 1 year	13,078
Over 1 year	28,977
$56,701

As of the date of this report, the Bank had no material foreign deposits.

Securities Portfolio

Our securities portfolio is classified as either "available for sale" or "held to maturity."  Securities classified as "available for sale" may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs.

The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates.  We have generally invested in bonds with lower credit risk, primarily those secured by government agencies or insured municipalities, to assist in the diversification of credit risk within our asset base.  We have not experienced any credit losses within our investment portfolio.

The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
U.S. Treasury and federal agency securities	$54,439	$42,564	$27,613	$8,109	$71,110
U.S. Agency MBS and CMOs	19,365	23,761	3,886	---	---
Tax-exempt state and municipal bonds	46,097	25,093	4,708	83	52,148
Taxable state and municipal bonds	26,328	27,296	16,716	---	---
Corporate bonds	11,212	7,526	1,081	---	5,245
Other equity securities	1,466	1,557	1,042	1,011	1,001
Total	$158,907	$127,797	$55,046	$9,203	$129,504

At December 31, 2013, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2013, we had no investment in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2013.

(Dollars in thousands)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years			No Contractual Maturity
	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount		Average Yield	Amount		Average Yield
U.S. Treasury and federal agency securities	$6,058	1.47%	$24,677	1.02%	$23,704	1.56%	$	---	---%	$	---	---%
U.S. Agency MBS and CMOs	---	---	---	---	992	1.72		18,373	3.45		---	---
Tax-exempt state and municipal bonds (1)	13,120	1.00	3,162	2.27	22,583	3.62		7,232	3.73		---	---
Taxable state and municipal bonds	1,433	2.59	18,886	2.80	6,009	2.49		---	---		---	---
Corporate bonds	---	---	11,212	1.45	---	---		---	---		---	---
Other equity securities	---	---	---	---	---	---		---	---		1,466	2.34
Total (1)	$20,611	1.25%	$57,937	1.76%	$53,288	2.52%		$25,605	3.53%		$1,466	2.34%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We began offering trust services in January 1999 to further provide for the financial needs of our customers.  As of December 31, 2013, the Trust Department managed assets of approximately $595.1 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2013, personal trust assets under management totaled approximately $356.2 million.  Our retirement plan services provide all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2013, retirement plan assets under management totaled approximately $238.9 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in Western Michigan. This area includes two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan.  Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences, tourism, office and home furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies.  Grand Valley State University, a 24,000-student regional university with nearly 2,000 employees, has its three main campuses in our market area.  GVSU and several smaller colleges and university affiliates located in our market area help stabilize the local economy because they are not as sensitive to the fluctuations of the broader economy.  Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Wolverine World Wide, Johnson Controls, General Motors, Gerber, Magna, SpartanNash and Meijer.

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

Employees

As of December 31, 2013, we had 361 full-time equivalent employees consisting of 313 full-time and 82 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

SUPERVISION AND REGULATION

The following is a summary of statutes and regulations affecting Macatawa Bank Corporation and Macatawa Bank.  A change in applicable laws or regulations may have a material effect on us and our business.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the State of Michigan’s DIFS, the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Developments

Dodd-Frank Act:  The Dodd-Frank Act was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the Consumer Financial Protection Bureau ("CFPB"), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations.  The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing.  Those regulations became effective in January 2014.  In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act.  Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

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

In accordance with Federal Reserve Board policy, Macatawa Bank Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank.  In addition, if the DIFS deems the Bank's capital to be impaired, the DIFS may require the Bank to restore its capital by a special assessment upon Macatawa Bank Corporation as the Bank's sole shareholder.  If Macatawa Bank Corporation were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by Macatawa Bank Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

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

In addition, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution.

Macatawa Bank Corporation has suspended the payment of dividends on common stock.  Additional information regarding the suspension of dividends may be found in Item 5 of this report, Item 7 of this report under the heading "Capital Resources" included in "Management’s Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.  Additional information about restrictions on the payment of dividends by the Bank may be found in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements and is here incorporated by reference.

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

Macatawa Bank

General.  Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC.  As a DIF-insured Michigan-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DIFS, as the chartering authority for Michigan banks, and the FDIC, as administrator of the DIF.  These agencies, and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 9 basis points in 2014.

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

As of December 31, 2013, the Bank was categorized as “well capitalized”.  Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Additional information about restrictions on payment of dividends by the Bank may be found in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements, and is here incorporated by reference.

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

Michigan law permits both U.S. and non-U.S. banks to establish branch offices in Michigan.  The Michigan Banking Code permits, in appropriate circumstances and with the approval of DIFS, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.  A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

ITEM 1A:	Risk Factors.

Risks related to the our Business

Earnings in recent years were supported, in part, by negative provisions for loan losses and non-recurring events, which will not necessarily be available in future years.

We were profitable in 2011, 2012 and 2013. Earnings in these years were supported, in part, by negative provisions for loan losses and non-recurring events.  We have recorded negative provisions for loan losses of $4.3 million, $7.1 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Earnings in 2012 were significantly impacted by the reversal of an $18.9 million valuation allowance on our deferred tax assets, the receipt of a large prepayment fee of $2.8 million, and large recoveries of previously charged-off loans.  We do not expect a similar level of negative provisions for loan losses in 2014, and non-recurring events with similar levels of positive impact on earnings are not likely to occur in 2014.

Our elevated level of nonperforming assets and other problem loans could continue to have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $49.2 million at December 31, 2013.  These elevated levels could continue to negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets. Until these elevated levels of problem assets are reduced, the Company could record operating losses that further materially deteriorate the Company's financial condition and reduce capital levels, further exposing the Company to additional risk factors discussed below.

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

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on our earnings and overall financial condition, and the value of our common stock. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which could have an adverse affect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions for loan losses. Federal and State banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our regulatory capital ratios, net income, financial condition and results of operations.

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

Our construction and development lending exposes us to significant risks.

Construction and development loans consist of loans to commercial customers for the construction of their business facilities.  They also include construction loans to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots, residential subdivisions, condominium developments and other commercial developments.  This portfolio may be particularly adversely affected by job losses, declines in real estate values, declines in home sale volumes, and declines in new home building. Declining real estate values may result in sharp increases in losses, particularly in the land development and construction loan portfolios to residential developers.  This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project.  Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans.  These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses if independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2013, we had approximately $472.3 million of commercial real estate loans outstanding, which represented approximately 45.3% of our loan portfolio.  As of that same date, we had approximately $188.6 million in residential real estate loans outstanding, or approximately 18.1% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $746.4 million at December 31, 2013, comprising approximately 71.6% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the soft housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $35.2 million, $48.9 million, $66.3 million, $95.7 million, $153.3 million and $204.4 million at December 31, 2013, 2012, 2011, 2010, 2009 and 2008, respectively. While activity has increased in 2013, the housing market in our market area continues to be soft. While improving, we expect the home builder market to continue to be soft and anticipate continued pressure on the home builder segment. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

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

For the five-year period ended December 31, 2013, the Company has sold an aggregate of $598.1 million of residential mortgage loans on the secondary market.  As of December 31, 2013, the Company had five pending make whole requests with respect to loans having an aggregate of $696,000 in principal amount, and had not realized any loss, related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2013.

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

During fiscal 2010, 2011, 2012 and 2013, the Federal Open Market Committee kept the target federal funds between 0% and 0.25% and we expect the low interest rate environment to continue in 2014.  The low interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

The Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the Consumer Financial Protection Bureau (the "CFPB"), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations.  The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing.  Those regulations became effective in January 2014.  In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act.  Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant, and could adversely impact the Company's results of operations, financial condition or liquidity.

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

The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. The Company has exposure to multiple counterparties, and the Company routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by the Company or by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

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

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations.  We may need to raise additional capital to support our current level of assets or our growth.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all.  If we cannot raise additional capital when needed, our ability to maintain our current level of assets or to expand our operations through organic growth or acquisitions could be materially limited.  Additional information on the capital requirements applicable to the Bank may be found under the heading "Regulatory Capital" in Note 17 in Item 8.

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

At December 31, 2013, our gross deferred tax asset was $18.5 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

The Company's articles of incorporation authorize its Board of Directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of Company common stock. The Company may offer additional shares of its common stock in exchange for some or all outstanding shares of its preferred stock.

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

Exercise of our outstanding Warrants to purchase common stock could substantially dilute a shareholder's ownership of common stock.

We have issued Warrants to purchase a total of 1,478,811 shares of our common stock at an exercise price of $9.00 per share. Additional information about the Warrants may be found in Item 8, Note 17 – "Shareholders' Equity."

The exercise, in whole or in part, of these Warrants into shares of our common stock could dilute a shareholder's ownership of common stock.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 20, 2014, were as follows:

Location of Facility	Use

10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
116 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility, lease expires August 2020)
126 Ottawa Avenue N.W., Grand Rapids	Loan Center (Leased facility, lease expires August 2020)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton	Branch Office (Leased facility, lease expires December 2019)
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office and Loan Center
15135 Whittaker Way, Grand Haven	Branch Office and Loan Center
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

Smith v. Macatawa Bank Corporation, et al, case no. 14-3604 filed January 27, 2014 in Ottawa County (MI) Circuit Court.  The Company's former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against the Company claiming that the Company breached an alleged employment agreement pursuant to which he claims entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  Mr. Smith's complaint seeks damages in an unspecified amount in excess of $25,000.  The Company expects to vigorously contest the action.

As of the date of this report, there are no other material pending legal proceedings, other than routine litigation incidental to the business of banking, to which Macatawa Bank Corporation or the Bank are a party or of which any of our properties are the subject.

ITEM 4:	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on the Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2013 and 2012 are set forth in the table below.

	2013		2012
Quarter	High	Low	High	Low
First Quarter	$6.10	$2.88	$3.50	$2.20
Second Quarter	6.00	4.70	3.66	3.09
Third Quarter	5.63	4.43	3.47	2.92
Fourth Quarter	5.48	4.68	3.50	2.80

On February 19, 2014, there were approximately <> owners of record and approximately <> beneficial owners of our common stock.

We did not declare dividends on our common stock in 2012 or 2013.  Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation”.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the SNL Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2008 at the initial price of $3.47 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commision (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Macatawa Bank Corporation	100.00	60.23	118.73	65.71	83.29	144.09
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2013.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share

Period
October 1 - October 31, 2013
Employee Transactions	---	---
November 1 - November 30, 2013
Employee Transactions	---	---
December 1 - December 31, 2013
Employee Transactions	8,906	$5.03
Total for Fourth Quarter ended December 31, 2013
Employee Transactions	8,906	$5.03

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition " included elsewhere in this report.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
Financial Condition
Total assets	$1,517,405	$1,560,718	$1,507,667	$1,578,261	$1,830,172
Securities	158,907	127,797	55,046	9,203	129,504
Loans	1,042,377	1,052,348	1,070,975	1,217,196	1,510,816
Deposits	1,249,734	1,286,261	1,215,289	1,276,620	1,416,337
Long-term debt	41,238	42,888	42,888	42,888	42,888
Other borrowed funds	89,991	91,822	148,603	185,336	278,023
Shareholders' equity	132,522	130,507	94,426	67,842	87,991
Share Information*
Basic earnings (loss) per common share	$(0.29)	$1.31	$0.26	$(1.01)	$(3.81)
Diluted earnings (loss) per common share	(0.29)	1.31	0.26	(1.01)	(3.81)
Book value per common share	3.92	3.59	2.26	1.96	3.10
Tangible book value per common share	3.92	3.59	2.26	1.94	3.07
Dividends per common share	---	---	---	---	---
Dividend payout ratio	---%	---%	---%	---%	---%
Average dilutive common shares outstanding	27,161,888	27,086,792	22,739,990	17,686,362	17,449,943
Common shares outstanding at period end	33,801,097	27,203,825	27,082,823	17,679,621	17,698,108
Operations
Interest income	$48,620	$57,276	$60,779	$76,003	$95,878
Interest expense	7,337	9,814	14,480	25,436	43,085
Net interest income	41,283	47,462	46,299	50,567	52,793
Provision for loan losses	(4,250)	(7,100)	(4,700)	22,460	74,340
Net interest income (loss) after provision for loan losses	45,533	54,562	50,999	28,107	(21,547)
Total noninterest income	16,141	15,628	14,892	18,023	16,697
Total noninterest expense	47,855	53,283	60,062	62,681	67,391
Income (loss) before income tax	13,819	16,907	5,829	(16,551)	(72,241)
Federal income tax (benefit)	4,270	(18,583)	---	1,303	(8,600)
Net income (loss)	9,549	35,490	5,829	(17,854)	(63,641)
Dividend declared on preferred shares**	(17,575)	---	---	---	2,870
Net income (loss) attributable to common shares	(8,026)	35,490	5,829	(17,854)	(66,511)
Performance Ratios
Return on average equity	7.11%	34.39%	7.08%	(24.99)%	(50.60)%
Return on average assets	0.63	2.37	0.38	(1.08)	(3.16)
Yield on average interest-earning assets	3.58	4.21	4.32	4.93	5.10
Cost on average interest-bearing liabilities	0.69	0.92	1.26	1.88	2.56
Average net interest spread	2.89	3.29	3.06	3.05	2.54
Average net interest margin	3.05	3.49	3.29	3.28	2.82
Efficiency ratio	83.34	84.46	98.15	91.39	96.98
Capital Ratios
Period-end equity to total assets	8.73%	8.36%	6.26%	4.30%	4.81%
Average equity to average assets	8.90	6.89	5.37	4.30	6.24
Total risk-based capital ratio (consolidated)	15.69	14.98	13.15	9.65	9.23
Credit Quality Ratios
Allowance for loan losses to total loans	2.00%	2.26%	2.95%	3.90%	3.62%
Nonperforming assets to total assets	3.24	4.33	6.33	8.45	7.71
Net charge-offs to average loans	(0.13)	0.08	0.99	2.18	3.54

*Retroactively adjusted to reflect the effect of all stock splits and dividends
**2013 reflects effect of induced exchange of preferred stock to common stock

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Management’s discussion and analysis of results of operations and financial condition contains forward-looking statements.  Please refer to the discussion of forward-looking statements at the beginning of this report.

The following section presents additional information to assess our results of operation and financial condition.  This section should be read in conjunction with the consolidated financial statements and the supplemental financial data contained elsewhere in this report.

OVERVIEW

Macatawa Bank Corporation is a Michigan corporation and a registered bank holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and have issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in our Consolidated Financial Statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements.

At December 31, 2013, we had total assets of $1.52 billion, total loans of $1.04 billion, total deposits of $1.25 billion and shareholders' equity of $132.5 million.  We recognized net income of $9.5 million in 2013 compared to net income of $35.5 million in 2012. With the reversal of our deferred tax asset valuation allowance at December 31, 2012, our earnings for 2013 reflected tax expense of $4.3 million, while 2012 reflected a tax benefit of $18.6 million.  As of December 31, 2013, the Company’s and the Bank’s regulatory capital ratios were among the highest levels in the Company’s history.  The Bank was categorized as “well capitalized” at December 31, 2013.

On April 12, 2013, the FDIC and the Michigan DIFS, the primary banking regulators of the Bank, notified the Bank that the Bank’s Memorandum of Understanding (“MOU”) with the FDIC and DIFS had served its purpose and was released.  As a result, the Bank is no longer subject to any regulatory order, memorandum of understanding or other similar regulatory directive or proceeding and has returned to a normal regulatory operating environment.

Similiarly, by letter dated August 1, 2013, the Federal Reserve Bank of Chicago (“FRB”) advised the Company that, based on the overall satisfactory condition of the organization, the FRB poses no objection should the Board of Directors choose to rescind the Board Resolution. Accordingly, the Company's Board of Directors rescinded the Board Resolution as of August 1, 2013.

During 2013, the Company improved its capital structure by prepaying and redeeming its $1.7 million of 11% unsecured subordinated debt, resuming interest payments on its trust preferred securities and completing an exchange of all of the Company’s Series A and Series B Preferred Stock to Company common stock and cash, at the election of the holder.  Each of these transactions are discussed in detail in Item 7 and in our consolidated financial statements and related notes included in this report.

Over the past five years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Nonperforming loans	$12,335	$16,003	$28,946	$75,361	$103,885
Other repossessed assets	40	6	---	50	124
Other real estate owned	36,796	51,582	66,438	57,984	37,184
Total nonperforming assets	$49,171	$67,591	$95,384	$133,395	$141,193

Total loan delinquencies 30 days or greater past due	$5,520	$7,887	$13,138	$55,748	$118,568

Earnings in recent years have been impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $5.5 million, $10.0 million and $15.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Going forward, as further reductions in nonperforming assets are accomplished, we expect the costs associated with these assets to continue to decline thereby allowing for improved earnings in future periods.

Our earnings in 2013, 2012 and 2011 were favorably impacted by negative provision for loan losses of $4.3 million, $7.1 million and $4.7 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2012 was primarily a result of a large recovery taken in the first quarter of 2012.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2014.

The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the year ended December 31,
(Dollars in thousands)	2013		2012	2011	2010	2009
Provision for loan losses	$(4,250)		$(7,100)	$(4,700)	$22,460	$74,340
Net charge-offs (recoveries)	(1,309)		802	11,085	29,657	59,942
Net charge-offs to average loans	(0.13	) %	0.08%	0.99%	2.18%	3.54%
Nonperforming loans to total loans	1.18%		1.52%	2.70%	6.19%	6.88%
Loans transferred to ORE to average loans	0.34%		0.88%	3.42%	3.32%	1.80%
Performing troubled debt restructurings to average loans	5.61%		6.24%	5.15%	1.91%	1.62%

The State of Michigan entered into a recession earlier than the rest of the country and has experienced heavy job loss as a result of the concentration the State has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results was profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during the past three years.  The state’s unemployment rate at the end of 2013 was 8.8%, no longer the highest in the country and down dramatically from 15.2% in June 2009.  The Holland area unemployment was 5.8%, and the Grand Rapids area unemployment was 5.6% at the end of 2013.  Residential housing values and commercial real estate property values decreased significantly during the recession, but have shown signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area has stabilized and is now improving.  In the Grand Rapids market during 2013, there were 23% more single family home starts than in 2012. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 32% more single family home starts in 2013 than in 2012.  Also, these markets are now also seeing activity in duplex, condominium and apartment starts after years of virtually no activity.

In recent years, we have continued to diversify our loan portfolio structure by de-emphasizing commercial real estate loans and cautiously increasing volumes of commercial and industrial loans, residential mortgages and other consumer loans.  Commercial real estate loans have decreased from $503.0 million at December 31, 2012 to $472.3 million at December 31, 2013. Consumer loans have increased in 2013, totaling $295.9 million at December 31, 2013, compared to $289.7 million at December 31, 2012.  With our improved financial condition, successful capital raise in 2011, and retained earnings growth, our focus has shifted from shrinkage in our loan portfolio to stabilizing our loan balances and growing certain portfolios in 2014.

RESULTS OF OPERATIONS

Summary: Net income was $9.5 million ($13.8 million on a pretax basis) for 2013, compared to net income of $35.5 million ($16.9 million on a pretax basis) for 2012 and $5.8 million ($5.8 million on a pretax basis) for 2011.  Earnings (loss) per common share on a diluted basis was $(0.29) for 2013, $1.31 for 2012 and $0.26 for 2011.   Earnings (loss) per share for 2013 was affected by a one-time, non-cash reduction to net income available to common shares of $17.6 million representing the impact of the preferred stock exchange completed on December 30, 2013.

The results for 2012 were significantly impacted by the reversal of an $18.9 million valuation allowance on our deferred tax assets (“DTA”) as we determined it to be more likely than not that we will be able to utilize the DTA against future taxable income.  Also contributing to the higher 2012 income was the collection of a large prepayment fee of $2.8 million on an individual loan.  Earnings in each period were positively impacted by negative provision for loan losses ($4.3 million in 2013, $7.1 million in 2012 and $4.7 million in 2011).  These negative provisions resulted from reduced levels of nonperforming loans, improved asset quality and reduced levels of chargeoffs.  The negative provision in 2012 was higher due to the recovery of $4.4 million on an individual loan previously charged off.  These items are discussed more fully below.

We continued our improvement in nonperforming asset expenses in 2013.  Costs associated with nonperforming assets were $5.5 million in 2013, compared to $10.0 million in 2012 and $15.6 million in 2011.  Lost interest from nonperforming assets decreased to approximately $2.4 million for 2013, compared to $6.7 million for 2012 and $7.5 million for 2011.  Each of these items are discussed more fully below.

Net Interest Income: Net interest income totaled $41.3 million during 2013, compared to $47.5 million during 2012 and $46.3 million in 2011.

The decrease in net interest income during 2013 compared to 2012 was largely due to the collection of a one-time prepayment fee of $2.8 million related to prepayment on a commercial loan in the third quarter of 2012.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") decreased by 44 basis points compared to 2012.  The prepayment fee contributed 21 basis points to the margin in 2012.  As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis.  Average interest earning assets increased slightly from $1.35 billion in 2012 to $1.36 billion in 2013.

The increase in net interest income during 2012 compared to 2011 was due primarily to the collection of a one-time prepayment fee of $2.8 million related to prepayment on a commercial loan in the third quarter of 2012.  Partially offsetting this was the impact of a $41.6 million decrease in average earning assets as a result of our focus on reducing credit exposure within certain segments of our loan portfolio and liquidity improvement.  Our net interest margin increased by 20 basis points compared to 2011.  The prepayment fee contributed 21 basis points to the margin in 2012.  Average interest earning assets decreased from $1.39 billion in 2011 to $1.35 billion in 2012.

The yield on earning assets decreased 63 basis points from 4.21% for 2012 to 3.58% for 2013, and decreased 11 basis points to 4.21% for 2012 from 4.32% for 2011.  The decreases were due to decreases in the yield on our commercial, residential and consumer loan portfolios, which repriced in the generally lower rate environment during 2012 and 2013.  Our margin was negatively impacted by our decision to hold significant balances in liquid and short-term investments in the past three years.  Going forward, as we deploy these balances into higher yielding assets within the investment securities and loan portfolios, we expect our net interest margin to be positively impacted.

Our net interest margin for 2013 benefitted from a 23 basis point decrease in our cost of funds from 0.92% for 2012 to 0.69% for 2013.  Average interest bearing liabilities decreased from $1.06 billion in 2012 to $1.05 billion in 2013.  Our net interest margin for 2012 benefitted from a 34 basis point decrease in our cost of funds from 1.26% for 2011 to 0.92% for 2012.  Average interest bearing liabilities decreased from $1.15 billion in 2011 to $1.06 billion in 2012.  Decreases in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds for each period.

Margin continued to be dampened by the impact of our elevated levels of nonperforming assets, including other real estate owned and nonaccrual loans.  However, as we work to further reduce these levels, our margin is expected to benefit.  The estimated negative impact of these nonperforming assets on net interest margin decreased from 54 basis points in 2011 to 37 basis points in 2012 and 18 basis points in 2013.

We are encouraged by the slight increase in average earning assets in 2013 and expect these balances to continue to increase in 2014, which should positively affect net interest income.

The following table shows an analysis of net interest margin for the years ended December 31, 2013, 2012 and 2011.

	For the years ended December 31,
	2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$108,079	$1,798	1.67%	$79,379	$1,544	1.94%	$25,452	$497	1.95%
Tax-exempt securities (1)	33,930	742	3.44%	13,769	330	4.03%	1,235	38	5.24%
Loans (2)	1,034,775	45,201	4.32%	1,049,501	54,549	5.14%	1,123,295	59,334	5.23%
Federal Home Loan Bank stock	11,236	393	3.45%	11,236	351	3.08%	11,539	294	2.51%
Federal funds sold and other short-term investments	167,833	486	0.29%	197,423	502	0.25%	231,417	616	0.26%
Total interest earning assets (1)	1,355,853	48,620	3.58%	1,351,308	57,276	4.21%	1,392,938	60,779	4.32%

Noninterest earning assets:
Cash and due from banks	24,033			23,042			23,011
Other	129,954			124,510			115,552
Total assets	$1,509,840			$1,498,860			$1,531,501

Liabilities
Deposits:
Interest bearing demand	$272,689	369	0.13%	$225,250	346	0.15%	$185,591	424	0.23%
Savings and money market accounts	472,920	1,999	0.43%	420,553	2,003	0.48%	369,758	2,063	0.56%
Time deposits	171,657	1,625	0.94%	254,796	3,372	1.32%	371,870	6,786	1.83%
Borrowings:
Other borrowed funds	90,580	1,781	1.94%	121,300	2,374	1.92%	175,063	3,609	2.03%
Long-term debt	41,238	1,450	3.47%	41,238	1,537	3.67%	41,238	1,413	3.38%
Subordinated debt	1,013	113	11.10%	1,650	182	11.00%	1,839	185	10.05%
Total interest bearing liabilities	1,050,097	7,337	0.69%	1,064,787	9,814	0.92%	1,145,359	14,480	1.26%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	317,332			323,368			296,926
Other noninterest bearing liabilities	8,070			7,507			6,934
Shareholders' equity	134,341			103,198			82,282
Total liabilities and shareholders' equity	$1,509,840			$1,498,860			$1,531,501

Net interest income		$41,283			$47,462			$46,299

Net interest spread (1)			2.89%			3.29%			3.06%
Net interest margin (1)			3.05%			3.49%			3.29%
Ratio of average interest earning assets to average interest bearing liabilities	129.12%			126.91%			121.62%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)	Loan fees of $548,000, $4.0 million and $678,000 for 2013, 2012 and 2011 are included in interest income. Includes average nonaccrual loans of approximately $14.7 million, $24.1 million and $51.1 million for 2013, 2012 and 2011.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2013 vs 2012			2012 vs 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income
Taxable securities	$501	$(247)	$254	$1,049	$(2)	$1,047
Tax-exempt securities	473	(61)	412	311	(19)	292
Loans	(756)	(8,592)	(9,348)	(3,848)	(937)	(4,785)
Federal Home Loan Bank stock	---	42	42	(8)	65	57
Federal funds sold and other short-term investments	(80)	64	(16)	(87)	(27)	(114)
Total interest income	138	(8,794)	(8,656)	(2,583)	(920)	(3,503)

Interest expense
Interest bearing demand	$67	(44)	$23	$79	(157)	$(78)
Savings and money market accounts	235	(239)	(4)	263	(323)	(60)
Time deposits	(933)	(814)	(1,747)	(1,822)	(1,592)	(3,414)
Other borrowed funds	(604)	11	(593)	(1,060)	(175)	(1,235)
Long-term debt	---	(87)	(87)	---	124	124
Subordinated debt	(37)	(32)	(69)	(7)	4	(3)
Total interest expense	(1,272)	(1,205)	(2,477)	(2,547)	(2,119)	(4,666)
Net interest income	$1,410	$(7,589)	$(6,179)	$(36)	$1,199	$1,163

Provision for Loan Losses: The provision for loan losses for 2013 was a negative $4.3 million compared to a negative $7.1 million for 2012 and a negative $4.7 million for 2011. The negative provisions in each period were the result of continued significant declines in the level of net charge-offs, reduction in the balances and required reserves on nonperforming loans and stabilizing real estate values on problem credits.  The provision for loan losses for 2012 was affected by a $4.4 million recovery on a previously charged-off loan in the first quarter of 2012.  Net charge-offs were $58.0 million in 2009, $29.7 million in 2010, $11.1 million in 2011, and $802,000 in 2012 and a net recovery of $1.3 million in 2013.  The lower level of net charge-offs was a result of a slowing in the rate of declines in real estate values, success at reducing our levels of nonperforming loans and positive results from our aggressive collection recovery efforts.

We have experienced a decline in the pace of commercial loans migrating to a worse loan grade, which receive higher allocations in our loan loss reserve.   In addition to experiencing fewer downgrades of credits, we continue to see an increase in the quality of some credits resulting in an improved loan grade. Over the past two years, we have experienced improvements in our weighted average loan grade. Our weighted average commercial loan grade was 3.88 at December 31, 2013 reflecting improvement compared to 4.01 at December 31, 2012 and 4.19 at December 31, 2011. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the allowance for loan losses since then.

The amounts of loan loss provision in each period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained lower level of quarterly net charge-offs over the past three years has had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 7 of the report under the heading “Allowance for Loan Losses” below and in Item 8 of this report in Note 3 of the Consolidated Financial Statements.

Noninterest Income: Noninterest income totaled $16.1 million in 2013, compared to $15.6 million in 2012 and $14.9 million in 2011.  The components of noninterest income are shown in the table below (in thousands):

	2013	2012	2011
Service charges and fees on deposit accounts	$3,963	$3,323	$3,692
Net gains on mortgage loans	2,554	2,882	1,728
Trust fees	2,413	2,389	2,543
Gain as sales of securities	120	73	---
ATM and debit card fees	4,325	4,130	3,963
Bank owned life insurance (“BOLI”) income	713	847	942
Investment services fees	943	771	796
Other income	1,110	1,213	1,228
Total noninterest income	$16,141	$15,628	$14,892

Revenue from deposit services was $4.0 million in 2013, compared to $3.3 million in 2012 and $3.7 million in 2011.  The increase from 2012 to 2013 was due primarily to increased levels of returned check fees from changes to the overdraft privilege feature of our checking accounts implemented in late 2012.  The decrease from 2011 to 2012 was related primarily to decreases in fees driven from account balances, as our average deposit balances were lower in 2012 than in 2011.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011

Gain on sales of loans	$2,554	$2,882	$1,728

Real estate mortgage loans originated for sale	$107,988	$140,151	$84,470
Real estate mortgage loans sold	116,757	135,929	87,709
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	2.19%	2.12%	1.97%

As demonstrated in the table above, we realized significant volumes of activity the past few years, peaking in 2012.  Mortgage rates increased in the second half of 2013, reducing the residential mortgage volume and thus reducing gains on mortgage loans in the latter half of 2013.  This income was up significantly during 2012 as a result of our renewed focus on residential mortgage volume and the addition of experienced mortgage professionals during 2011, and the low interest rate environment that existed throughout 2011 and 2012.  During 2013, we saw a shift in our mortgage production from refinance activity to purchase activity.  We expect this trend to continue in 2014.

Trust service revenue increased $24,000 in 2013 after having decreased $154,000 in 2012.   This increase is due to improvements in general market conditions and our improved financial condition.  Our financial performance in previous years and the existence of our previous regulatory orders likely impacted how we were perceived in the marketplace, resulting in challenges to retain trust customers and maintain levels of trust revenue.  We believe that our improved financial performance in the past several years and the termination of our previous regulatory orders are having a positive impact on our trust service revenue.

ATM and debit card processing income increased $195,000 in 2013 to $4.3 million, following an increase of $167,000 in 2012 over 2011.  These increases reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.  Our recent rollout of our uChoose Rewards program is expected to have a positive impact on this income in 2014.  Recent regulatory changes implementing price controls over what financial institutions can charge for these services may impact the level of such income we recognize in 2014.

We sold securities in 2013 resulting in net gains of $120,000.  In 2012, we sold securities resulting in net gains of $73,000.    We did not sell any investment securities during 2011, and therefore had no gains on sale of securities during the year.   The sales in 2012 and 2013 were made due to downgrades of the individual investments sold.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk.

Other categories of noninterest income totaled $2.8 million in 2013, $2.8 million in 2012 and $3.0 million in 2011.  Investment service fees were up $172,000 in 2013 due to our focus on these services and improvement in the stock market performance.  Earnings from bank owned life insurance decreased $134,000 from 2012 as the underlying investments performed better in 2012 than in 2013.  This followed a reduction in bank owned life insurance earnings of $95,000 from 2011 to 2012, again due to the performance of the underlying investments.  ORE rental income was $304,000 in 2013, compared to $684,000 in 2012 and $549,000 in 2011.  The fluctuations are due to the relative average other real estate owned balances during each period.

Noninterest Expense: Noninterest expense was $47.9 million in 2013, $53.3 million in 2012 and $60.1 million in 2011.  The steady decline in our noninterest expense areas reflects our active management of controllable costs to offset the high level of nonperforming assets costs.  These costs have decreased dramatically during the periods presented as well.  The components of noninterest expense are shown in the table below (in thousands):

	2013	2012	2011
Salaries and benefits	$23,012	$22,986	$22,217
Occupancy of premises	3,756	3,815	3,949
Furniture and equipment	3,224	3,259	3,318
Legal and professional	680	664	971
Marketing and promotion	870	929	834
Data processing	1,351	1,268	1,284
FDIC assessment	1,458	2,196	3,472
ATM and debit card processing	1,300	1,222	1,206
Bond and D&O insurance	740	909	1,512
FHLB Advance prepayment penalty	---	322	---
Administration and disposition of problem assets	5,524	9,960	15,601
Outside services	1,606	1,407	1,540
Other noninterest expense	4,334	4,346	4,158
Total noninterest expense	$47,855	$53,283	$60,062

Salaries and benefit expense were the highest component of noninterest expense and was $23.0 million in 2013 and 2012, and $22.2 million in 2011.  The increases in 2013 and 2012 were primarily due to salary and wage cost of living increases and commissions paid for mortgage origination activity, partially offset by reduced medical insurance costs driven by lower claims experience in 2013.  Also impacting salary and benefit expense in 2013 was the reinstatement of our 401(k) plan matching contribution, effective January 1, 2013.

Costs associated with nonperforming assets remain elevated, but have decreased significantly each of the past three years, totaling $5.5 million in 2013 compared to $10.0 million in 2012 and $15.6 million in 2011.  These costs included legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	2013	2012	2011
Legal and professional – nonperforming assets	$882	$1,149	$2,389
Repossessed and foreclosed property administration	2,817	3,516	4,841
Losses on repossessed and foreclosed properties	1,825	5,295	8,371
Total	$5,524	$9,960	$15,601

As problems loans move through the collection process, the costs associated with nonperforming assets have remained elevated, yet have decreased significantly during each of the past three years.  During 2013, we added only $3.5 million in other real estate and sold $16.5 million, allowing for a meaningful reduction in our year end balance.  This compares to 2012, when we added $9.2 million in other real estate and sold $18.7 million and 2011 when we added $38.4 million in other real estate and sold $21.5 million.  Looking forward to 2014, we expect this trend to continue and should see meaningful reductions in the balances of other real estate owned and the related nonperforming asset carry costs.

Legal and professional fees totaled $680,000 in 2013, $664,000 in 2012 and $971,000 in 2011.  These expenses have been unusually high in recent years as a result of legal fees associated with consultation related to our previous regulatory orders we had been under and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel.  We anticipate reductions in legal and professional expenses in 2014.

FDIC assessments decreased to $1.5 million in 2013 compared to $2.2 million in 2012 and $3.5 million in 2011 primarily due to the termination of our previous regulatory orders and resulting change in our assessment category and our reduced level of deposits.   Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Insurance costs for bond and directors and officers (“D&O”) insurance decreased significantly from $1.5 million in 2011 to $909,000 in 2012 and $740,000 in 2013.  The reductions experienced in 2012 and 2013 were a result of the improvement in our regulatory status and financial condition, which demonstrated to the insurance carriers lower risk and resulted in a reduction in premiums charged.

Occupancy expense declined $59,000 in 2013 following decreases of $134,000 in 2012 and $107,000 in 2011.  Furniture and equipment expense was down $35,000 in 2013 after decreases of $59,000 in 2012 and $236,000 in 2011.  These expenses were down due to our continued efforts to reduce facility costs.  Marketing expenses decreased $59,000 in 2013 and increased $95,000 in 2012.  The increase in 2012 was due to some significant marketing campaigns as we shifted our focus to growth in our market areas.

We incurred a $322,000 prepayment fee in 2012 associated with the early payoff of $20 million in FHLB advances.  Other noninterest expenses not discussed above were $5.9 million in 2013, compared to $5.8 million in 2012 and $5.7 million in 2011.  The increase in 2013 was primarily due to increases in outside services and donations, partially offset by decreases in electronic banking services.  Enhancements to our personal online banking delivery channel contributed to an increase in electronic banking expense of $238,000 in 2012.  These increases were largely offset by other declines in 2012 within these expense areas that were the direct result of our continued initiatives to reduce controllable costs.  In addition to eliminating or outsourcing certain backroom functions, these initiatives included restructuring third party contracts, acceleration of electronic delivery for certain customers and trimming controllable costs.

Federal Income Tax Expense (Benefit):  We recorded federal income tax expense of $4.3 million in 2013, a federal income tax benefit of $18.6 million in 2012 and no federal income tax expense or benefit in 2011.  From June 30, 2009 to December 31, 2012, we had concluded that a full valuation allowance needed to be maintained for all of our net deferred tax assets based primarily on our net operating losses in 2008 and 2009 and the continued challenging environment confronting banks that could negatively impact future operating results.  With the termination of our previous regulatory orders, cumulative earnings in the most recent three year period and projections showing future taxable income at December 31, 2012, we concluded that the valuation allowance was no longer required and the $18.9 million valuation allowance was reversed at that time.  Our effective tax rate for 2013 was 31%.

FINANCIAL CONDITION

Summary:  Due to the continuing soft economic conditions, we have been focused on improving our loan portfolio, reducing exposure in higher loan concentration types, building our investment portfolio, and improving our financial condition through diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   We have experienced positive results in each of these areas over the past three years.

Total assets were $1.517 billion at December 31, 2013, a decrease of $43.3 million from $1.561 billion at December 31, 2012. This change reflected increases of $16.2 million in securities available for sale and $25.0 million of interest-bearing time deposits in other financial institutions, offset by declines of $10.0 million in our loan portfolio and $69.5 million in cash and cash equivalents. Total deposits decreased by $36.5 million, other borrowed funds were down by $1.8 million at December 31, 2013 compared to December 31, 2012 and long-term debt decreased by $1.7 million as we prepaid and redeemed our subordinated debt in 2013.

In the second half of 2013, we discontinued the deferral and resumed regular payment of quarterly interest payments on our trust preferred securities and paid all accrued and unpaid interest that had been previously deferred became due and payable upon the discontinuance of the deferral. For Macatawa Statutory Trust I, a total of $3.0 million, representing all of the deferred and current interest payment due was distributed on September 30, 2013. For Macatawa Statutory Trust II, a total of $2.7 million, representing all of the deferred and current interest payment due was distributed on October 7, 2013.

Total shareholders’ equity increased by $2.0 million from December 31, 2012 to December 31, 2013.  Shareholders’ equity was increased by $9.5 million of net income in 2013, partially offset by the $4.7 million cash payment made to holders of Series A and Series B Preferred Stock as part of the exchange completed on December 30, 2013.  The exchange is discussed further in this section under the heading “Capital Resources”.  Shareholders’ equity was also reduced by $2.9 million in 2013 as a result of an other comprehensive income swing due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2013, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $156.9 million at December 31, 2013 compared to $226.4 million at December 31, 2012. The $69.5 million decrease was partially due to investing $25.0 million of these funds in interest-bearing time deposits with other financial institutions as discussed below. We expect our balances of short term investments to remain elevated until loan demand materially increases and more attractive investment opportunities emerge.

Interest-bearing Time Deposits with Other Financial Institutions: We opened two time deposit accounts with our primary correspondent bank in the first quarter of 2013, each in equal amounts totaling $25.0 million.  One of these deposits matures 12 months after issuance and the other 18 months after issuance, and both provide a higher interest rate than federal funds sold or other short-term investments.

Securities: Securities available for sale were $139.7 million at December 31, 2013 compared to $123.5 million at December 31, 2012. We began rebuilding our investment portfolio during the second quarter of 2011 after selling the entire portfolio in the second quarter of 2010. The balance at December 31, 2013 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $4.3 million at December 31, 2012 to $19.2 million at December 31, 2013.  Our held to maturity portfolio is comprised of state and municipal bonds.  We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $10.0 million to $1.04 billion at December 31, 2013 compared to $1.05 billion at December 31, 2012. During 2013, our commercial  portfolio decreased by $16.2 million, while our residential and consumer portfolios increased by $6.0 million and $226,000, respectively.

We saw a comparable level of volume of residential mortgage loans originated for sale in the first nine months of 2013 compared to the same period in 2012, but this did slow in the fourth quarter of 2013 due to the rise in mortgage rates in the latter part of 2013. Residential mortgage loans originated for sale were $108.0 million in  2013 compared to $140.2 million in 2012.

Our commercial loan portfolio balances declined in recent years reflecting the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized.  During the fourth quarter of 2012, we achieved growth in our commercial loan portfolio for the first time since the fourth quarter of 2008.  While this portfolio decreased during the first two quarters of 2013, growth returned in the third quarter when the portfolio increased by $12.7 million and the fourth quarter of 2013 when the portfolio increased by $11.3 million. We plan to continue measured, high quality loan portfolio growth in 2014.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 72% of the total loan portfolio at December 31, 2013 and 73% at December 31, 2012. Residential mortgage and consumer loans comprised approximately 28% of total loans at December 31, 2013 and 27% at December 31, 2012.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31,	Percent of	December 31,	Percent of
	2013	Total Loans	2012	Total Loans
Commercial real estate: (1)
Residential developed	$18,130	1.8%	$26,090	2.5%
Unsecured to residential developers	7,315	0.7	5,547	0.5
Vacant and unimproved	42,988	4.1	56,525	5.3
Commercial development	2,434	0.2	1,799	0.2
Residential improved	76,294	7.3	75,813	7.2
Commercial improved	247,195	23.7	255,738	24.4
Manufacturing and industrial	77,984	7.5	81,447	7.7
Total commercial real estate	472,340	45.3	502,959	47.8
Commercial and industrial	274,099	26.3%	259,700	24.7%
Total commercial	746,439	71.6	762,659	72.5

Consumer
Residential mortgage	188,648	18.1	182,625	17.3
Unsecured	1,337	0.1	1,683	0.2
Home equity	95,961	9.2	92,764	8.8
Other secured	9,992	1.0	12,617	1.2
Total consumer	295,938	28.4	289,689	27.5
Total loans	$1,042,377	100.0%	$1,052,348	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 45% of the total loan portfolio at December 31, 2013 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $30.6 million since December 31, 2012. Our commercial and industrial loan portfolio increased by $14.4 million to $274.1 million at December 31, 2013 and represented 26% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18% of portfolio loans at December 31, 2013 and 17% at December 31, 2012 as we continue to execute our strategy to diversify our credit risk from commercial real estate.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

We saw a decrease in the volume of residential mortgage loans originated for sale during 2013 compared to 2012 as discussed above, however the decrease began in the third quarter of 2013 as interest rates increased beginning late in the second quarter of 2013. We expect this trend to continue in 2014.  We have not yet had to repurchase any residential mortgage loans sold to historical purchasers; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans increased by $226,000 to $107.3 million at December 31, 2013 from $107.1 million at December 31, 2012 due to an increase in home equity loans.  Consumer loans comprised approximately 10% of our portfolio loans at both December 31, 2013 and December 31, 2012.

The following table shows our loan origination activity for portfolio loans during 2013, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio	Percent of	Average
	Originations	Total	Loan Size
	2013	Originations	2013
Commercial real estate:
Residential developed	$5,440	1.1%	$302
Unsecured to residential developers	---	---	---
Vacant and unimproved	10,273	2.1	367
Commercial development	---	---	---
Residential improved	53,741	10.8	221
Commercial improved	67,748	13.5	560
Manufacturing and industrial	18,662	3.7	622
Total commercial real estate	155,864	31.2	354
Commercial and industrial	237,425	47.5%	43
Total commercial	393,289	78.7	67

Consumer
Residential mortgage	61,381	12.3	211
Unsecured	591	0.1	20
Home equity	41,404	8.3	68
Other secured	2,971	0.6	12
Total consumer	106,347	21.3	90
Total loans	$499,636	100.0%	$70

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2013, nonperforming assets totaled $49.2 million compared to $67.6 million at December 31, 2012. Additions to other real estate owned in 2013 were just $3.5 million, compared to $9.2 million in 2012.  Based on the loans currently in their redemption period, we expect there to be fewer additions to other real estate owned in 2014 than there were in 2013.  Proceeds from sales of foreclosed properties were $16.5 million in 2013 resulting in a net gain of $1.1 million. Proceeds from sales of foreclosed properties were $18.7 million in 2012, resulting in a small net realized loss on sale of $59,000.  We expect the level of sales of foreclosed properties in 2014 to be similar to the levels experienced in 2013.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2013, nonperforming loans totaled $12.3 million, or 1.18% of total portfolio loans, compared to $16.0 million, or 1.52% of total portfolio loans, at December 31, 2012.

Loans for development or sale of 1-4 family residential properties comprised approximately $2.6 million, or 21.0% of total nonperforming loans, at December 31, 2013 compared to $3.2 million, or 19.7% of total nonperforming loans, at December 31, 2012. The remaining balance of nonperforming loans at December 31, 2013 consisted of $3.1 million of commercial real estate loans secured by various types of non-residential real estate, $5.6 million of commercial and industrial loans, and $1.0 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $36.8 million at December 31, 2013 and $51.6 million at December 31, 2012. Of this balance at December 31, 2013, there were 80 commercial real estate properties totaling approximately $34.8 million. The remaining balance was comprised of 21 residential properties totaling approximately $2.0 million.  Four commercial real estate properties comprised $15.6 million, or 43%, of total other real estate owned at December 31, 2013.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2013, our foreclosed asset portfolio had a weighted average age held in portfolio of 3.18 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2013 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

			Combined
	Carrying		Writedown
	Value at	Foreclosed	(Loan and
	December 31,	Asset	Foreclosed
Foreclosed Asset Property Type	2013	Writedown	Asset)
Single Family	$1,458	4.11%	32.96%
Residential Lot	559	32.36	49.59
Multi-Family	---	---	---
Vacant Land	5,607	35.13	50.21
Residential Development	12,393	39.06	74.03
Commercial Office	1,753	32.15	54.42
Commercial Industrial	85	47.96	67.19
Commercial Improved	14,941	22.73	37.82
	$36,796	31.11%	59.12%

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,	December 31,
	2013	2012
Nonaccrual loans	$12,182	$15,385
Loans 90 days past due and still accruing	153	618
Total nonperforming loans (NPLs)	12,335	16,003
Foreclosed assets	36,796	51,582
Repossessed assets	40	6
Total nonperforming assets (NPAs)	49,171	67,591
Accruing restructured loans (ARLs) (1)	57,790	65,024
Total NPAs and ARLs	$106,961	$132,615

NPLs to total loans	1.18%	1.52%
NPAs to total assets	3.24%	4.33%

(1)	Comprised of approximately $43.6 million and $51.8 million of commercial loans and $14.2 million and $13.2 million of consumer loans whose terms have been restructured at December 31, 2013 and 2012, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: Determining the appropriate level of the allowance for loan losses is highly subjective.  Timely identification of risk rating changes within the commercial loan portfolio is key to our process of establishing an appropriate allowance balance.  The internal risk rating system is discussed below.

The allowance for loan losses at December 31, 2013 was $20.8 million, a decrease of $2.9 million, compared to $23.7 million at December 31, 2012. The balance of the allowance for loan losses was 2.00% of total portfolio loans at December 31, 2013 compared to 2.26% of total portfolio loans at December 31, 2012. While this ratio decreased slightly, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 148.34% at December 31, 2012 to 168.61% at December 31, 2013.

The following is a summary of our portfolio loan balances and changes in the allowance for loan losses and related ratios:

	December 31
(Dollars in thousands)	2013	2012	2011
Portfolio loans:
Average daily balance of loans for the year	$1,030,766	$1,041,833	$1,120,857
Amount of loans outstanding at end of period	1,042,377	1,052,348	1,070,975

Allowance for loan losses:
Balance at beginning of year	23,739	31,641	47,426
Provision for loan losses	(4,250)	(7,100)	(4,700)
Loans charged-off:
Real estate - construction	(55)	(1,455)	(3,014)
Real estate - mortgage	(1,010)	(1,751)	(7,967)
Commercial and industrial	(317)	(1,245)	(2,935)
Total Commercial	(1,382)	(4,451)	(13,916)
Residential mortgage	(433)	(2,257)	(1,559)
Consumer	(389)	(788)	(976)
	(2,204)	(7,496)	(16,451)
Recoveries:
Real estate - construction	1,568	5,521	2,541
Real estate - mortgage	573	319	802
Commercial and industrial	1,134	547	1,727
Total Commercial	3,275	6,387	5,070
Residential mortgage	65	142	39
Consumer	173	165	257
	3,513	6,694	5,366
Net (charge-offs) recoveries	1,309	(802)	(11,085)
Balance at end of year	$20,798	$23,739	$31,641

Ratios:
Net charge-offs to average loans outstanding	(0.13)%	0.08%	0.99%
Allowance for loan losses to loans outstanding at year-end	2.00%	2.26%	2.95%
Allowance for loan losses tononperforming loans at year-end	168.61%	148.34%	109.31%

The continued reduction in net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation as have the improvements in our credit quality metrics.

The table below shows the changes in these metrics over the past five years:

(in millions)	2013	2012	2011	2010	2009
Commercial loans	$746.4	$762.7	$795.3	$933.9	$1,172.6
Nonperforming loans	12.3	16.0	28.9	75.4	103.9
Other real estate owned and repo assets	36.8	51.6	66.4	58.0	37.3
Total nonperforming assets	49.2	67.6	95.4	133.4	141.2
Net charge-offs (recoveries)	(1.3)	0.8	11.1	29.7	58.0
Total delinquencies	5.5	7.9	13.1	55.7	118.6

Nonperforming loans have continually declined since the first quarter of 2010 to $12.3 million at December 31, 2013. As discussed earlier, we have had net loan recoveries in several quarters over the last year and a half and for the full year 2013.  Perhaps even more importantly, our total delinquencies have decreased each year since 2009, to just $5.5 million at December 31, 2013.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The provision for loan losses was a negative $4.3 million for 2013 compared to a negative $7.1 million for 2012 and a negative $4.7 million for 2011.  The negative provision in each period was partially due to a smaller level of nonperforming loans as they continue to stabilize at a more reasonable level.  We had net recoveries in 2013 totaling $1.3 million.  For 2012, we had net charge-offs of $802,000, compared to net charge-offs of $11.1 million in 2011.  At December 31, 2013, we have had net recoveries in three of the last five quarters. The ratio of net charge-offs (recoveries) to average loans was -0.13% for 2013, compared to 0.08% for 2013 and 0.99% for 2011.

We are encouraged by the reduced level of charge-offs over the past four years. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe we have seen some stabilization in economic conditions and real estate markets. However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our nonperforming and impaired loans to acceptable levels.

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

Impaired loans declined $14.4 million to $68.9 million at December 31, 2013 compared to $83.3 million at December 31, 2012.  The specific allowance for impaired loans decreased $2.2 million to $3.9 million, or 5.6% of total impaired loans, at December 31, 2013 compared to $6.1 million, or 7.3% of total impaired loans, at December 31, 2012.  The overall balance of impaired loans remained elevated due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.  As TDRs are also considered impaired, this increased our impaired loan balance for each period presented as most of our classified loans renewed in this time period.

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

The general allowance (referred to as “formula allowance”) allocated to commercial loans that were not considered to be impaired was based upon the internal risk grade of such loans.  We use a loan rating method based upon an eight point system. Loans are stratified between real estate secured and non real estate secured.  The real estate secured portfolio is further stratified by the type of real estate.  Each stratified portfolio is assigned a loss allocation factor.  Generally, a worse grade assigned to a loan category results in a greater allocation percentage.  Changes in risk grade of loans affect the amount of the allowance allocation.

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2013 reflected a sizeable decrease in net charge-off experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods.  Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance decreased $471,000 to $14.2 million at December 31, 2013 compared to $14.7 million at December 31, 2012.  This resulted in a general reserve percentage allocated at December 31, 2013 of 2.03% of commercial loans, a decrease from 2.12% at December 31, 2012.   The qualitative component of our allowance allocated to commercial loans was $13.9 million at December 31, 2013 (up from $13.8 million at December 31, 2012) to maintain the allowance balances despite the reduction in the historical loss rate.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.8 million at December 31, 2013 compared to $3.0 million at December 31, 2012.  The decrease was related to improvements in delinquencies in both residential mortgage and consumer loan portfolios.

As noted above, the formula allowance allocated to commercial loans that are not considered to be impaired is calculated by applying historical loss factors to outstanding loans based on the internal risk rating of such loans.  We use a loan rating method based upon an eight point system.  Loans rated a 4 or better are considered of acceptable risk.  Loans rated a 5 exhibit above-normal risk to the Company and warrant a greater level of attention by management.  These loans are subject to on-going review and assessment by our Administrative Loan Committee.  Loans rated a 6 or worse are considered substandard, doubtful or loss, exhibit a greater relative risk of loss to the Company based upon the rating and warrant an active workout plan administered by our Special Asset Group, as discussed above.

Loans are assigned a loss allocation factor for each loan class based principally on the loss history for each risk rating within each loan category.  Commercial real estate loans are stratified and grouped by the type of real estate securing such loans for determining the loan classification category.  For 2009 and the first three quarters of 2010, the loss history was based upon the latest 12 month period, as this was considered most representative within the then current economic cycle.  However, given the significant improvement in our charge-off history over the 12 month periods in late 2010, we determined that an 18 month (6 quarter) historical period was more appropriate for the fourth quarter 2010 as heavy charge-off months would have rolled off the 12 month period, and would have resulted in a substantially smaller overall allowance balance.  Until overall levels of nonperforming loans decline over a sustained period, we believe such a reduction in the allowance balance would be premature.  We have continued to use the 18 month historical period in 2011, 2012 and 2013.  The historical loss allocation factor used is adjusted for consideration of significant qualitative factors that affect the collectability of the portfolio as of the analysis date.  The worse the risk rating assigned to a loan category, the greater the loss allocation factor that is applied.

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

	December 31,
(Dollars in thousands)	2013		2012
	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans

Commercial and commercial real estate	$17,095	72%	$19,952	73%
Residential mortgage	2,368	18	2,544	17
Consumer	1,335	10	1,243	10
Total	$20,798	100%	$23,739	100%

The components of the allowance for loan losses were as follows:

	December 31,
(Dollars in thousands)	2013		2012
	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount

Commercial and commercial real estate:
Impaired with allowance recorded	$42,434	$2,989	$45,245	$5,338
Impaired with no allowance recorded	12,006	---	23,976	---
Loss allocation factor on non-impaired loans	691,999	14,106	693,438	14,614
	746,439	17,095	762,659	19,952
Residential mortgage and consumer:
Reserves on troubled debt restructurings	14,483	881	14,086	716
Loss allocation factor	281,455	2,822	275,603	3,071
Total	$1,042,377	$20,798	$1,052,348	$23,739

With the exception of certain TDRs, impaired commercial loans at December 31, 2013 were classified as substandard or worse per our internal risk rating system.  The $14.5 million of residential mortgage troubled debt restructurings were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  We have been active at utilizing these programs and working with our customers to reduce the risk of foreclosure.  Additional information regarding impaired loans at December 31, 2013 and 2012 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

The decrease in the level of the allowance for 2013 was due to decreases in net charge-offs from commercial loans, shrinkage in the overall loan portfolio during 2013, a reduction in the level of impaired loans and nonperforming loans, a reduction in specific reserves on these impaired loans, and improvement in the loan grades, which provides a lower allocation.  Our weighted average loan grade improved from 4.38 at December 31, 2010 to 4.19 at December 31, 2011, 4.01 at December 31, 2012 and 3.88 at December 31, 2013.  The decrease of $2.9 million in reserves on commercial loans was due to a $624,000 decrease in the loss allocation factor on non-impaired loans, and a $2.3 million decrease in specific reserves on impaired loans.  The decrease in the losses incurred during this period, and a general improvement in the credit quality and overall risk ratings of commercial loans were the primary reasons for this decrease.

The general allowance for residential real estate and consumer loans was $2.8 million at December 31, 2013, compared to $3.1 million at December 31, 2012.

Of the $20.8 million allowance at December 31, 2013, 19% related to specific allocations on impaired loans, 68% related to formula allowance on commercial loans and 13% related to general allocations for homogeneous loans.  Of the $23.7 million allowance at December 31, 2012, 25% related to specific allocations on impaired loans, 62% related to formula allowance on commercial loans and 13% related to general allocations for homogeneous loans.  Of the $16.9 million total formula based allowance for loan loss allocations at December 31, 2013, $16.4 million is from general/environmental allocations with $506,000 driven from historical experience.  Of the $17.7 million total formula based allowance for loan loss allocations at December 31, 2012, $15.2 million is from general/environmental allocations with $2.5 million driven from historical experience.

The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of the report under the heading "Loan Portfolio and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2013, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown, may result in additional losses in 2014.

Premises and Equipment:  Premises and equipment totaled $53.6 million at December 31, 2013 and was unchanged from December 31, 2012 as capital additions were offset by depreciation of current facilities during 2013.

Deposits and Other Borrowings: Total deposits decreased $36.5 million to $1.250 billion at December 31, 2013, as compared to $1.286 billion at December 31, 2012.  Non-interest checking account balances increased $5.0 million in 2013.  Interest bearing demand account balances increased $8.7 million and savings and money market account balances decreased $7.3 million in 2013.  We decreased higher costing certificates of deposits by $42.9 million in 2013.  The increase in balances of checking accounts was caused by normal seasonal inflows from municipalities and some shifting between deposit types.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 28% of total deposits at December 31, 2013 compared to 26% of total deposits at December 31, 2012.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 60% of total deposits at December 31, 2013 and 2012. Time accounts as a percentage of total deposits were 12% at December 31, 2013 and 15% at December 31, 2012.

Borrowed funds totaled $131.2 million at December 31, 2013; including $90.0 million in Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  During the third quarter of 2013, we prepaid and redeemed $1.65 million in subordinated debt.  Borrowed funds totaled $134.7 million at December 31, 2012; including $91.8 million of Federal Home Loan Bank advances, $41.2 million in long-term debt associated with trust preferred securities and $1.65 million in subordinated debt.  Borrowed funds decreased by $3.5 million in 2013 as a result of an annual payment on an amortizing Federal Home Loan Bank advance in the first quarter of 2013 and the prepayment and redemption of subordinated debt in the third quarter of 2013.

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

The Company has outstanding $40.0 million aggregate liquidation amount of pooled trust preferred securities (“TRUPs”) issued through its wholly-owned subsidiary grantor trusts, Macatawa Statutory Trust I (issued $20.0 million aggregate liquidation amount with floating interest rate of three-month LIBOR plus 3.05%) and Macatawa Statutory Trust II (issued $20.0 million aggregate liquidation amount with  a floating interest rate of three-month LIBOR plus 2.75%).  In December 2009, the Company exercised its right to defer interest payments on the TRUPs for 20 consecutive quarters or until such earlier time as is determined by further action of the Board of Directors.    Through June 30, 2013, the Company had deferred interest payments on the TRUPs for 15 quarters.    In the second half of 2013, we discontinued the deferral and resumed regular payment of quarterly interest payments on our trust preferred securities and paid all accrued and unpaid interest that had been previously deferred and became due and payable upon the discontinuance of the deferral. For Macatawa Statutory Trust I, a total of $3.0 million, representing all of the deferred and current interest payment due was distributed on September 30, 2013. For Macatawa Statutory Trust II, a total of $2.7 million, representing all of the deferred and current interest payment due was distributed on October 7, 2013.

In 2009, the Company received proceeds of $1,650,000 from the issuance of unsecured subordinated debt in the form of 11% subordinated notes due in 2017.  On August 13, 2013, the Company prepaid and redeemed all of the subordinated notes for $1,650,000 plus interest accrued through the prepayment date.

Information regarding our off-balance sheet commitments may be found in Item 8 of this report in Note 15 to the Consolidated Financial Statements.

CAPITAL RESOURCES

Total shareholders' equity of $132.5 million at December 31, 2013 increased $2.0 million from $130.5 million at December 31, 2012. The increase was primarily a result of net income of $9.5 million earned in 2013, offset in part by payout of $4.7 million in cash pursuant to the exchange of Series A and Series B Preferred Stock completed on December 30, 2013 and unrealized losses of $2.9 million on securities available for sale during 2013 due to changes in interest rates, particularly in the second half of 2013.

Our regulatory capital ratios (on a consolidated basis) improved in 2013 and ended at the highest year-end levels in the Company’s history.  The Bank was categorized as “well capitalized” at December 31, 2013. The following table shows our regulatory capital ratios (on a consolidated basis) for the past five years.

	December 31,
	2013	2012	2011	2010	2009
Total capital to risk weighted assets	15.7%	15.0%	13.2%	9.7%	9.2%
Tier 1 capital to average assets	10.6	10.4	8.3	5.8	6.0

On December 30, 2013, we completed the cancellation and exchange (the “Exchange”) of each share of issued and outstanding Series A and Series B Preferred Stock for shares of Company stock and, at the election of the holder, cash.  Pursuant to the Exchange, we canceled and exchanged each share of Preferred Stock for shares of Company common stock, no par value, in an amount equal to $1,000, the preferred stocks’ liquidation preference amount, divided by $5.25 plus, at the election of the holder, an amount of cash equal to $142.00, in the case of Series A Preferred Stock, or $182.00, in the case of Series B Preferred Stock, or a number of shares of Company common stock equal to this cash amount divided by $5.25.  The one-time cash payments approximated a 5.0% and 4.5% dividend rate for the Series A and Series B, respectively, after considering previous dividends paid.  The Exchange resulted in cash payments of $4.4 million for the Series A Preferred Stock and $319,000 for Series B Preferred Stock.  Under the accounting guidance, the cash payments were recorded as a reduction to common stock, rather than retained earnings,  as we had a retained deficit at December 30, 2013.

In addition to the cash payment discussed above, the Exchange resulted in the issuance of 5,973,519 shares of Company common stock in exchange for the Series A Preferred Stock and 457,159 shares in exchange for the Series B Preferred Stock.   The total of the fair value of the new common shares issued and the $4.7 million cash payment exceeded the fair value of the securities issuable according to the original conversion terms by $17.6 million, which amount is reflected as a reduction of net income available to common shares in the computation of earnings per share for the year ended December 31, 2013.

We expect to assess our ability to resume the payment of dividends on our common stock if and when current levels of cash, earnings and capital are at acceptable levels and the prospects are positive for sustained economic growth and improved performance.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

All of the $40.0 million of trust preferred securities outstanding at December 31, 2013 qualified as Tier 1 capital.  Our regulatory capital ratios have increased each quarter since March 31, 2010 through June 30, 2013 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2013, we believe implementation of the new rule will have no material impact on our capital needs.

Macatawa Bank:

The Bank was categorized as "well capitalized" at December 31, 2013 and 2012.  The following table shows the Bank’s regulatory capital ratios for the past five years.

	December 31,
	2013	2012	2011	2010	2009
Average equity to average assets	11.2%	9.2%	7.8%	6.7%	8.0%
Total risk-based capital	15.4	14.5	12.5	9.7	9.1
Tier 1 risk-based capital	14.2	13.3	11.2	8.4	7.8
Tier 1 capital to average assets	10.5	10.3	8.4	7.1	6.6

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

We have actively pursued initiatives to further strengthen our liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012 and by $1.8 million in 2013.  We continue to maintain significant on-balance sheet liquidity.  At December 31, 2013, the Bank held $118.2 million of federal funds sold and other short-term investments and $25.0 million in time deposits with other financial institutions with maturities of less than 18 months.  In addition, the Bank’s available borrowing capacity from correspondent banks has been improved and was approximately $186.5 million as of December 31, 2013.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

The table below summarizes our significant contractual obligations at December 31, 2013.

	Less than					More than
(Dollars in thousands)	1 year	1-3 years		3-5 years		5 years
Long term debt	$ ---	$	---	$	---	$41,238
Time deposit maturities	84,591		55,998		7,636	---
Other borrowed funds	1,884		23,934		54,173	10,000
Total	$86,475		$79,932		$61,809	$51,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2013, we had a total of $313.2 million in unused lines of credit, $87.5 million in unfunded loan commitments and $10.8 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. From 2010 through the third quarter of 2013, the Company had not received dividends from the Bank, and the Company has suspended payment of dividends on its common and preferred stock.  With the release of the Bank’s MOU by its regulators effective April 12, 2013, the Bank is no longer required to obtain prior regulatory approval to pay dividends to the Company.    In December 2013, the Bank paid a dividend of $5.0 million to the Company in anticipation of the preferred stock exchange transaction.  The Company paid a total of $4.8 million, including transaction expenses, in cash as a result of the preferred stock exchange transaction.  At December 31, 2013, the Bank had a retained earnings balance of approximately $9.5 million.

The Company continued to suspend payments of cash dividends on its preferred stock during 2010, 2011, 2012 and through the third quarter of 2013.  During the period that the Company does not declare and pay cash dividends on its preferred stock, it may not declare and pay cash dividends on its common stock.  With the completion of the preferred stock exchange transaction, this restriction on payment of cash dividends on Company common stock has been removed.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During any deferral period, the Company may not declare or pay any dividends on its common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at December 31, 2013 was $1.9 million.  In accordance with the Company’s tax allocation agreement with the Bank, in the first quarter of 2014, the Bank will pay the Company approximately $1.3 million to settle the intercompany tax positions for the 2013 tax year.  The Company believes it has sufficient liquidity to meet its cash flow requirements.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2013.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2013, we had gross deferred tax assets of $18.5 million and gross deferred tax liabilities of $2.3 million resulting in a net deferred tax asset of $16.2 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we will be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in 2013, we concluded at December 31, 2013 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2013 (dollars in thousands).

	Economic
	Value of	Percent	Net Interest	Percent
Interest Rate Scenario	Equity	Change	Income	Change
Interest rates up 200 basis points	$150,284	(1.10)%	$42,765	3.00%
Interest rates up 100 basis points	153,006	0.69	42,155	1.53
No change	151,958	---	41,520	---
Interest rates down 100 basis points	146,825	(3.38)	41,435	(0.20)
Interest rates down 200 basis points	148,534	(2.25)	41,151	(0.89)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of  the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 20, 2014

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in thousands, except per share data)

	2013	2012
ASSETS
Cash and due from banks	$38,714	$33,556
Federal funds sold and other short-term investments	118,178	192,802
Cash and cash equivalents	156,892	226,358
Interest-bearing time deposits in other financial institutions	25,000	---
Securities available for sale, at fair value	139,659	123,497
Securities held to maturity (fair value 2013 - $19,278 and 2012 - $4,301)	19,248	4,300
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	1,915	8,130
Total loans	1,042,377	1,052,348
Allowance for loan losses	(20,798)	(23,739)
Net loans	1,021,579	1,028,609
Premises and equipment – net	53,641	53,576
Accrued interest receivable	3,231	3,411
Bank-owned life insurance	27,517	26,804
Other real estate owned	36,796	51,582
Net deferred tax asset	16,200	18,780
Other assets	4,491	4,435
Total assets	$1,517,405	$1,560,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$344,550	$339,520
Interest-bearing	905,184	946,741
Total deposits	1,249,734	1,286,261
Other borrowed funds	89,991	91,822
Long-term debt	41,238	41,238
Subordinated debt	---	1,650
Accrued expenses and other liabilities	3,920	9,240
Total liabilities	1,384,883	1,430,211

Commitments and contingent liabilities	---	---

Shareholders' equity
Preferred stock, no par value, 500,000 shares authorized;
Series A Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 31,290 shares issued and outstanding at December 31, 2012	---	30,604
Series B Noncumulative Convertible Perpetual Preferred Stock, liquidation value of $1,000 per share, 2,600 shares issued and outstanding at December 31, 2012	---	2,560
Common stock, no par value, 200,000,000 shares authorized; 33,801,097 shares issued and outstanding at December 31, 2013 and 27,203,825 shares issued and outstanding at December 31, 2012	216,263	187,718
Retained deficit	(81,786)	(91,335)
Accumulated other comprehensive income (loss)	(1,955)	960
Total shareholders' equity	132,522	130,507
Total liabilities and shareholders' equity	$1,517,405	$1,560,718

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share data)

	2013		2012		2011
Interest income
Loans, including fees		$45,201		$54,549		$59,334
Securities
Taxable		1,798		1,544		497
Tax-exempt		742		330		38
FHLB Stock		393		351		294
Federal funds sold and other short-term investments		486		502		616
Total interest income		48,620		57,276		60,779
Interest expense
Deposits		3,993		5,721		9,273
Other borrowings		1,781		2,374		3,609
Subordinated and long-term debt		1,563		1,719		1,598
Total interest expense		7,337		9,814		14,480
Net interest income		41,283		47,462		46,299
Provision for loan losses		(4,250)		(7,100)		(4,700)
Net interest income after provision for loan losses		45,533		54,562		50,999
Noninterest income
Service charges and fees		3,963		3,323		3,692
Net gains on mortgage loans		2,554		2,882		1,728
Trust fees		2,413		2,389		2,543
ATM and debit card fees		4,325		4,130		3,963
Gain on sales of securities		120		73		---
Other		2,766		2,831		2,966
Total noninterest income		16,141		15,628		14,892
Noninterest expense
Salaries and benefits		23,012		22,986		22,217
Occupancy of premises		3,756		3,815		3,949
Furniture and equipment		3,224		3,259		3,318
Legal and professional		680		664		971
Marketing and promotion		870		929		834
Data processing		1,351		1,268		1,284
FDIC assessment		1,458		2,196		3,472
ATM and debit card processing		1,300		1,222		1,206
Bond and D&O Insurance		740		909		1,512
FHLB Advance prepayment penalty		---		322		---
Losses on repossessed and foreclosed properties		1,825		5,295		8,371
Administration and disposition of problem assets		3,699		4,665		7,230
Other		5,940		5,753		5,698
Total noninterest expenses		47,855		53,283		60,062
Income before income tax		13,819		16,907		5,829
Income tax expense (benefit)		4,270		(18,583)		---
Net income		$9,549		$35,490		$5,829

Effect of induced exchange of preferred stock		17,575		---		---
Net income (loss) available to common shares		$(8,026)		$35,490		$5,829

Basic earnings (loss) per common share		$(0.29)		$1.31		$0.26
Diluted earnings (loss) per common share		$(0.29)		$1.31		$0.26
Cash dividends per common share	$	---	$	---	$	---

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011

Net income	$9,549	$35,490	$5,829

Other comprehensive income (loss):

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(4,365)	968	565
Tax effect	1,528	(339)	(198)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(2,837)	629	367

Less: reclassification adjustments:
Reclassification for gains included in net income	120	73	---
Tax effect	(42)	(26)	---
Reclassification for gains included in net income, net of tax	78	47	---

Other comprehensive income (loss), net of tax	(2,915)	582	367

Comprehensive income	$6,634	$36,072	$6,196

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2013, 2012 and 2013
(Dollars in thousands, except per share data)

							Accumulated
							Other	Total
	Preferred Stock				Common	Retained	Comprehensive	Shareholders'
	Series A		Series B		Stock	Deficit	Income (Loss)	Equity
Balance, January 1, 2011		$30,604		$2,560	$167,321	$(132,654)	$11	$67,842
Net income						5,829		5,829
Net change in unrealized gain (loss) on securities available for sale, net of tax							367	367
Net proceeds from sale of 8,912,372 shares of common stock on June 7, 2011 and June 29, 2011					19,319			19,319
Conversion of subordinated note to 491,830 shares of common stock on June 29, 2011					1,003			1,003
Stock compensation expense					66			66
Balance, December 31, 2011		30,604		2,560	187,709	(126,825)	378	94,426
Net income						35,490		35,490
Net change in unrealized gain (loss) on securities available for sale, net of tax							582	582
Stock compensation expense					9			9
Balance, December 31, 2012		30,604		2,560	187,718	(91,335)	960	130,507
Net income						9,549		9,549
Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of common stock				(300)	300			---

Preferred stock exchange:
Exchange of 31,290 shares of Preferred Stock Series A to 5,973,519 shares of common stock		(30,604)			30,604			---
Exchange of 2,300 shares of Preferred Stock Series B to 457,159 shares of common stock				(2,260)	2,260			---
Cash portion of exchange consideration, including exchange-related expenses					(4,734)			(4,734)

Net change in unrealized gain (loss) on securities available for sale, net of tax							(2,915)	(2,915)
Repurchase of 8,906 shares for taxes withheld on vested restricted stock					(45)			(45)
Stock compensation expense					160			160
Balance, December 31, 2013	$	---	$	---	$216,263	$(81,786)	$(1,955)	$132,522

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$9,549	$35,490	$5,829
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,067	2,970	3,117
Stock compensation expense	160	9	66
Provision for loan losses	(4,250)	(7,100)	(4,700)
Origination of loans for sale	(107,988)	(140,151)	(84,470)
Proceeds from sales of loans originated for sale	116,757	135,929	87,709
Net gains on mortgage loans	(2,554)	(2,882)	(1,728)
Gain on sales of securities	(120)	(73)	---
Write-down of other real estate	2,922	5,236	9,879
Net (gain) loss on sales of other real estate	(1,098)	59	(1,515)
Loss on disposal of fixed assets	---	89	---
Decrease (increase) in net deferred tax asset	4,150	(18,858)	---
FHLB advance prepayment penalty	---	322	---
Decrease (increase) in accrued interest receivable and other assets	124	2,149	(1,980)
Earnings in bank-owned life insurance	(713)	(847)	(943)
Increase (decrease) in accrued expenses and other liabilities	(3,694)	1,153	889
Net cash from operating activities	16,312	13,495	12,153

Cash flows from investing activities
Loan originations and payments, net	7,741	8,657	96,778
Change in interest-bearing deposits in other financial institutions	(25,000)	---	---
Purchases of securities available for sale	(42,594)	(115,248)	(72,944)
Purchases of securities held to maturity	(19,732)	(4,000)	(300)
Proceeds from:
Maturities and calls of securities available for sale	13,159	40,042	27,495
Sales of securities available for sale	5,241	4,595	---
Principal paydowns on securities	6,100	3,884	273
Redemption of FHLB stock	---	---	696
Sales of other real estate	16,501	18,729	21,540
Additions to premises and equipment	(2,407)	(707)	(1,031)
Net cash from investing activities	(40,991)	(44,048)	72,507

Cash flows from financing activities
Change in in-market deposits	(36,527)	70,972	(13,159)
Decrease in brokered deposits	---	---	(48,172)
Proceeds from other borrowed funds	---	---	10,000
Proceeds from issuance of subordinated note	---	---	1,000
Repayments of other borrowed funds and subordinated debt	(3,481)	(57,103)	(46,733)
Repurchase shares for taxes withheld on vested restricted stock	(45)	---	---
Cash paid in preferred stock exchange	(4,734)	---	---
Proceeds from sale of common stock, net	---	---	19,319
Net cash from financing activities	(44,787)	13,869	(77,745)
Net change in cash and cash equivalents	(69,466)	(16,684)	6,915
Cash and cash equivalents at beginning of period	226,358	243,042	236,127
Cash and cash equivalents at end of period	$156,892	$226,358	$243,042

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Supplemental cash flow information
Interest paid	$11,886	$8,473	$13,364
Income taxes paid	120	275	---
Supplemental noncash disclosures:
Transfers from loans to other real estate	3,539	9,168	38,358
Security settlement	1,626	1,626	---
Conversion of subordinated note to 491,830 shares of common stock	---	---	1,003
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock	300	---	---
Exchange of 31,290 shares of Preferred Series A to 5,973,519 shares of common stock	30,604	---	---
Exchange of 2,300 shares of Preferred Series B to 457,159 shares of common stock	2,260	---	---

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 45% of total loans.  Commercial and industrial loans total 26%, while residential real estate and consumer loans make up the remaining 28%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2013, 2012 and 2011.

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2013 and 2012, these loans had a net unrealized gain of $42,000 and $195,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan losses.

Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the respective term of the loan using the level‑yield method without anticipating prepayments.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost‑recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2013, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Premises and Equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight‑line method with useful lives ranging from 5 to 40 years.  Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years.  Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank-Owned Life Insurance (BOLI):  The Bank has purchased life insurance policies on certain officers. Bank-owned life insurance is recorded at its currently realizable cash surrender value.  Changes in cash surrender value are recorded in other income.

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2013 and 2012.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had a core deposit intangible asset with a balance of $64,000 at December 31, 2011 which was fully amortized at December 31, 2013 and 2012.

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

Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $51,000 and $15,000 at December 31, 2013 and 2012, respectively.

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2013, the total notional amount of such agreements was $20.0 million and resulted in a derivative asset with a fair value of $94,000 which was included in other assets and a derivative liability of $94,000 which was included in other liabilities.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and the conversion of the Company’s convertible preferred stock (for periods before the fourth quarter of 2013 when the convertible preferred stock was exchanged for common stock).   In the event of a net loss, our unvested restricted stock awards are excluded from both basic and diluted earnings per share.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $4,417,000 and $4,534,000 at December 31, 2013 and 2012, respectively, was required to meet regulatory reserve and clearing requirements.

Stock Splits and Dividends:  Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock.  Stock dividends for 20% or less are reported by transferring the fair value, as of the ex‑dividend date, of the stock issued from retained earnings to common stock and additional paid‑in capital.  Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share amounts are retroactively adjusted for stock splits and dividends.

Dividend Restriction:  Banking regulations require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to shareholders.

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
December 31, 2013 and 2012

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

Newly Issued Not Yet Effective Standards:  FASB has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  The amendments are effective for  annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to be material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at year-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2013
Available for Sale:
U.S. Treasury and federal agency securities	$55,701	$92	$(1,354)	$54,439
U.S. Agency MBS and CMOs	20,029	9	(673)	19,365
Tax-exempt state and municipal bonds	27,920	47	(1,118)	26,849
Taxable state and municipal bonds	26,306	307	(285)	26,328
Corporate bonds and other debt securities	11,211	64	(63)	11,212
Other equity securities	1,500	---	(34)	1,466
	$142,667	$519	$(3,527)	$139,659
Held to Maturity
State and municipal bonds	$19,248	$46	$(16)	$19,278

2012
Available for Sale:
U.S. Treasury and federal agency securities	$42,245	$340	$(21)	$42,564
U. S. Agency MBS and CMOs	23,495	272	(6)	23,761
Tax-exempt state and municipal bonds	20,598	244	(49)	20,793
Taxable state and municipal bonds	26,726	619	(49)	27,296
Corporate bonds	7,456	77	(7)	7,526
Other equity securities	1,500	57	---	1,557
	$122,020	$1,609	$(132)	$123,497
Held to Maturity:
State and municipal bonds	$4,300	$1	$ ---	$4,301

Proceeds from the sale of securities available for sale were $5.2 million and $4.6 million, respectively, for the years ended December 31, 2013 and 2012, resulting in net gains on sale of $120,000 and $73,000, respectively, as reported in the consolidated statements of income.  This resulted in reclassifications of $120,000 ($78,000 net of tax) and $73,000 ($47,000 net of tax) respectively, from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in years ended December 31, 2013 and 2012.  There were no sales of securities in 2011.

Contractual maturities of debt securities at December 31, 2013 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,655	$12,676	$7,891	$7,956
Due from one to five years	625	624	57,365	57,312
Due from five to ten years	5,688	5,693	49,436	47,600
Due after ten years	280	285	26,475	25,325
	$19,248	$19,278	$141,167	$138,193

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$43,212	$(1,354)	$ ---	$ ---	$43,212	$(1,354)
U.S. Agency MBS and CMOs	18,494	(673)	---	---	18,494	(673)
Tax-exempt state and municipal bonds	21,359	(1,066)	831	(68)	22,190	(1,134)
Taxable state and municipal bonds	9,599	(256)	1,015	(29)	10,614	(285)
Corporate bonds and other debt securities	3,928	(63)	---	---	3,928	(63)
Other equity securities	1,466	(34)	---	---	1,466	(34)
Total temporarily impaired	$98,058	$(3,446)	$1,846	$(97)	$99,904	$(3,543)

	Less than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
December 31, 2012	Value	Loss	Value		Loss		Value	Loss
U.S. Treasury and federal agency securities	$10,977	$(21)	$	---	$	---	$10,977	$(21)
U.S. Agency MBS and CMOs	3,373	(6)		---		---	3,373	(6)
Tax-exempt state and municipal bonds	4,613	(49)		---		---	4,613	(49)
Taxable state and municipal bonds	4,661	(49)		---		---	4,661	(49)
Corporate bonds	3,945	(7)		---		---	3,945	(7)
Other equity securities	---	---		---		---	---	---
Total temporarily impaired	$27,569	$(132)	$	---	$	---	$27,569	$(132)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during 2013, 2012 and 2011.

Securities with a carrying value of approximately $1.0 million and $7.4 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2013 and 2012, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	December 31,	December 31,
	2013	2012
Commercial and industrial	$274,099	$259,700

Commercial real estate:
Residential developed	18,130	26,090
Unsecured to residential developers	7,315	5,547
Vacant and unimproved	42,988	56,525
Commercial development	2,434	1,799
Residential improved	76,294	75,813
Commercial improved	247,195	255,738
Manufacturing and industrial	77,984	81,447
Total commercial real estate	472,340	502,959

Consumer
Residential mortgage	188,648	182,625
Unsecured	1,337	1,683
Home equity	95,961	92,764
Other secured	9,992	12,617
Total consumer	295,938	289,689

Total loans	1,042,377	1,052,348
Allowance for loan losses	(20,798)	(23,739)

	$1,021,579	$1,028,609

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Commercial and	Commercial
2013	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(317)	(1,065)	(822)	---	(2,204)
Recoveries	1,134	2,141	238	---	3,513
Provision for loan losses	(1,102)	(3,665)	500	17	(4,250)
Ending Balance	$6,174	$10,868	$3,703	$53	$20,798

	Commercial and	Commercial
2012	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,313	$20,475	$4,821	$32	$31,641
Charge-offs	(1,245)	(3,206)	(3,045)	---	(7,496)
Recoveries	547	5,840	307	---	6,694
Provision for loan losses	844	(9,652)	1,704	4	(7,100)
Ending Balance	$6,459	$13,457	$3,787	$36	$23,739

	Commercial and	Commercial
2011	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,012	$34,973	$5,415	$26	$47,426
Charge-offs	(2,935)	(10,981)	(2,535)	---	(16,451)
Recoveries	1,727	3,343	296	---	5,366
Provision for loan losses	509	(6,860)	1,645	6	(4,700)
Ending Balance	$6,313	$20,475	$4,821	$32	$31,641

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	Commercial and	Commercial
December 31, 2013:	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,981	$1,008	$881	$	---	$3,870
Collectively evaluated for impairment	4,193	9,860	2,822		53	16,928
Total ending allowance balance	$6,174	$10,868	$3,703		$53	$20,798

Loans:
Individually reviewed for impairment	$13,155	$41,285	$14,483	$	---	$68,923
Collectively evaluated for impairment	260,944	431,055	281,455		---	973,454
Total ending loans balance	$274,099	$472,340	$295,938	$	---	$1,042,377

	Commercial and	Commercial
December 31, 2012:	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,920	$2,418	$716	$	---	$6,054
Collectively evaluated for impairment	3,539	11,039	3,071		36	17,685
Total ending allowance balance	$6,459	$13,457	$3,787		$36	$23,739

Loans:
Individually reviewed for impairment	$14,390	$54,831	$14,086	$	---	$83,307
Collectively evaluated for impairment	245,310	448,128	275,603		---	969,041
Total ending loans balance	$259,700	$502,959	$289,689	$	---	$1,052,348

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (dollars in thousands):

	Unpaid
	Principal	Recorded	Allowance
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$3,287	$3,284	$	---

Commercial real estate:
Residential developed	5,273	4,340		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	3	3		---
Commercial development	362	362		---
Residential improved	1,493	1,493		---
Commercial improved	2,797	2,272		---
Manufacturing and industrial	252	252		---
	10,180	8,722		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$13,467	$12,006	$	---

With an allowance recorded:
Commercial and industrial	$9,871	$9,871		$1,981

Commercial real estate:
Residential developed	618	618		33
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,900	1,900		47
Commercial development	207	207		5
Residential improved	9,534	9,534		342
Commercial improved	14,450	14,450		479
Manufacturing and industrial	5,854	5,854		102
	32,563	32,563		1,008
Consumer:
Residential mortgage	9,454	9,454		575
Unsecured	---	---		---
Home equity	5,029	5,029		306
Other secured	---	---		---
	14,483	14,483		881
	$56,917	$56,917		$3,870

Total	$70,384	$68,923		$3,870

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Average of impaired loans during the period:
Commercial and industrial	$14,333	$14,928	$7,622

Commercial real estate:
Residential developed	6,357	8,162	12,509
Unsecured to residential developers	---	---	559
Vacant and unimproved	2,804	3,851	5,710
Commercial development	398	216	407
Residential improved	11,549	13,192	9,721
Commercial improved	20,191	17,975	18,195
Manufacturing and industrial	6,305	9,125	7,335

Consumer	14,532	15,857	12,433

Interest income recognized during impairment:
Commercial and industrial	1,278	1,291	464
Commercial real estate	1,974	2,736	2,039
Consumer	537	538	413

Cash-basis interest income recognized
Commercial and industrial	1,273	1,295	536
Commercial real estate	1,971	2,740	1,997
Consumer	532	550	406

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012:

		Over 90
		days
December 31, 2013	Nonaccrual	Accruing

Commercial and industrial	$5,625	$ ---

Commercial real estate:
Residential developed	2,590	153
Unsecured to residential developers	---	---
Vacant and unimproved	---	---
Commercial development	23	---
Residential improved	429	---
Commercial improved	2,511	---
Manufacturing and industrial	---	---
	5,553	153
Consumer:
Residential mortgage	639	---
Unsecured	33	---
Home equity	332	---
Other secured	---	---
	1,004	---
Total	$12,182	$153

		Over 90
		days
December 31, 2012	Nonaccrual	Accruing

Commercial and industrial	$7,657	$ ---

Commercial real estate:
Residential developed	3,024	---
Unsecured to residential developers	---	---
Vacant and unimproved	706	---
Commercial development	2	196
Residential improved	1,159	---
Commercial improved	1,521	422
Manufacturing and industrial	225	---
	6,637	618
Consumer:
Residential mortgage	447	---
Unsecured	19	---
Home equity	625	---
Other secured	---	---
	1,091	---
Total	$15,385	$618

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$ ---	$ ---	$ ---	$274,099	$274,099

Commercial real estate:
Residential developed	143	2,296	2,439	15,691	18,130
Unsecured to residential developers	---	---	---	7,315	7,315
Vacant and unimproved	---	---	---	42,988	42,988
Commercial development	---	23	23	2,411	2,434
Residential improved	98	50	148	76,146	76,294
Commercial improved	438	2,056	2,494	244,701	247,195
Manufacturing and industrial	---	---	---	77,984	77,984
	679	4,425	5,104	467,236	472,340
Consumer:
Residential mortgage	78	---	78	188,570	188,648
Unsecured	9	---	9	1,328	1,337
Home equity	317	---	317	95,644	95,961
Other secured	12	---	12	9,980	9,992
	416	---	416	295,522	295,938
Total	$1,095	$4,425	$5,520	$1,036,857	$1,042,377

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$395	$219	$614	$259,086	$259,700

Commercial real estate:
Residential developed	---	35	35	26,055	26,090
Unsecured to residential developers	---	---	---	5,547	5,547
Vacant and unimproved	17	652	669	55,856	56,525
Commercial development	---	199	199	1,600	1,799
Residential improved	520	192	712	75,101	75,813
Commercial improved	2,502	1,436	3,938	251,800	255,738
Manufacturing and industrial	200	25	225	81,222	81,447
	3,239	2,539	5,778	497,181	502,959
Consumer:
Residential mortgage	647	110	757	181,868	182,625
Unsecured	---	---	---	1,683	1,683
Home equity	415	264	679	92,085	92,764
Other secured	59	---	59	12,558	12,617
	1,121	374	1,495	288,194	289,689
Total	$4,755	$3,132	$7,887	$1,044,461	$1,052,348

NOTE 3 – LOANS (Continued)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

The Company had allocated $3,870,000 and $6,005,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2013 and 2012, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at the time of restructure if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During 2013, 2012 and 2011, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at December 31, 2013, it is unlikely that any such loans will be removed from TDR status in 2014.

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

The following table presents information regarding troubled debt restructurings as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	43	$7,787	58	$14,485
Commercial real estate	122	45,774	142	49,936
Consumer	106	14,531	86	13,634
	271	$68,092	286	$78,055

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings executed during the year ended December 31, 2013 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	5	$1,085	$	---
Commercial real estate	13	4,298		---
Consumer	36	5,833		---
	54	$11,216	$	---

The following table presents information regarding troubled debt restructurings executed during the year ended December 31, 2012 (dollars in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	16	$1,462	$9
Commercial real estate	52	15,413	332
Consumer	10	1,518	261
	78	$18,393	$602

The following table presents information regarding troubled debt restructurings executed during the year ended December 31, 2011 (dollars in thousands):

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS (Continued)

The following table presents information regarding modifications and renewals executed during the years ended December 31, 2013, 2012 and 2011 that are not considered TDRs (dollars in thousands):

	2013		2012		2011
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	485	$101,988	557	$138,174	584	$88,196
Commercial real estate	368	115,785	384	141,715	436	129,002
Consumer	62	1,979	79	3,126	112	4,626
	915	$219,752	1,020	$283,015	1,132	$221,824

The table below presents, by class, information regarding troubled debt restructurings which had payment defaults during the twelve months ended December 31, 2013, 2012 and 2011 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	2013			2012		2011
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	3	$112	5	$871
Commercial real estate	1		1,350	2	225	11	2,806
Consumer	---		---	2	184	2	402

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.  These loans should be charged off.

 As of December 31, 2013, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8
Commercial and industrial	$509	$15,836	$81,577	$155,680	$13,513	$1,359	$5,625	$	---

Commercial real estate:
Residential developed	---	---	2,039	5,653	5,232	2,616	2,590		---
Unsecured to residential developers	---	---	---	7,309	6	---	---		---
Vacant and unimproved	---	---	11,191	24,638	6,761	398	---		---
Commercial development	---	---	---	1,673	532	207	23		---
Residential improved	---	109	15,121	45,018	9,391	6,226	429		---
Commercial improved	---	7,382	45,391	161,897	24,937	5,075	2,511		---
Manufacturing and industrial	---	311	24,546	42,133	10,402	593	---		---
	$509	$23,638	$179,865	$444,001	$70,774	$16,474	$11,178	$	---

As of December 31, 2012, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

	1	2	3	4	5	6	7	8
Commercial and industrial	$1,349	$20,630	$72,723	$141,425	$12,027	$3,884	$7,662	$	---

Commercial real estate:
Residential developed	---	---	715	6,240	9,772	6,339	3,024		---
Unsecured to residential developers	---	---	---	5,535	12	---	---		---
Vacant and unimproved	---	---	12,532	29,654	12,412	1,221	706		---
Commercial development	---	---	---	482	1,102	213	2		---
Residential improved	---	115	9,973	41,578	14,471	8,517	1,159		---
Commercial improved	---	2,009	40,253	159,353	37,449	15,153	1,521		---
Manufacturing and industrial	---	2,087	17,795	48,061	9,592	3,687	225		---
	$1,349	$24,841	$153,991	$432,328	$96,837	$39,014	$14,299	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 3 – LOANS (Continued)

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2013	2012
Not classified as impaired	$7,400	$13,015
Classified as impaired	20,252	40,298
Total commercial loans classified substandard or worse	$27,652	$53,313

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity as of December 31, 2013 and 2012 (dollars in thousands):

	Residential	Consumer	Home	Consumer
December 31, 2013	Mortgage	Unsecured	Equity	Other
Performing	$188,648	$1,337	$95,961	$9,992
Nonperforming	---	---	---	---
Total	$188,648	$1,337	$95,961	$9,992

	Residential	Consumer	Home	Consumer
December 31, 2012	Mortgage	Unsecured	Equity	Other
Performing	$182,515	$1,683	$92,500	$12,617
Nonperforming	110	---	264	---
Total	$182,625	$1,683	$92,764	$12,617

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2013	2012	2011
Beginning balance	$69,743	$83,663	$68,388
Additions, transfers from loans and fixed assets	3,539	9,168	38,358
Proceeds from sales of other real estate owned	(16,501)	(18,729)	(21,540)
Valuation allowance reversal upon sale	(4,378)	(4,300)	(3,058)
Gain (loss) on sale of other real estate owned	1,098	(59)	1,515
	53,501	69,743	83,663
Less: valuation allowance	(16,705)	(18,161)	(17,225)
Ending balance	$36,796	$51,582	$66,438

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance was as follows (dollars in thousands):

	2013	2012	2011
Beginning balance	$18,161	$17,225	$10,404
Additions charged to expense	2,922	5,236	9,879
Reversals upon sale	(4,378)	(4,300)	(3,058)
Ending balance	$16,705	$18,161	$17,225

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

Interest Rate Swaps:   For interest rate swap agreements, we measure fair value utilizing pricing provided by a third-party pricing source that that uses market observable inputs, such as forecasted yield curves, and other unobservable inputs and accordingly,  interest rate swap agreements are classified as Level 3.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)		(Level 2)	(Level 3)
December 31, 2013
U.S. Treasury and federal agency securities	$54,439	$	---	$54,439	$	---
U.S. Agency MBS and CMOs	19,365		---	19,365		---
Tax-exempt state and municipal bonds	26,849		---	26,849		---
Taxable state and municipal bonds	26,328		---	26,328		---
Corporate bonds and other debt securities	11,212		---	11,212		---
Other equity securities	1,466		---	1,466		---
Loans held for sale	1,915		---	1,915		---
Interest rate swaps	94		---	---		94
Interest rate swaps	(94)		---	---		(94)

December 31, 2012
U.S. Treasury and federal agency securities	$42,564	$	---	$42,564	$	---
U.S. Agency MBS and CMOs	23,761		---	23,761		---
Tax-exempt state and municipal bonds	20,793		---	20,793		---
Taxable state and municipal bonds	27,296		---	27,296		---
Corporate bonds	7,526		---	7,526		---
Other equity securities	1,557		---	1,557		---
Loans held for sale	8,130		---	8,130		---
Interest rate swaps	---		---	---		---
Interest rate swaps	---		---	---		---

  Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
	Value	(Level 1)		(Level 2)		(Level 3)
December 31, 2013
Impaired loans	$22,403	$	---	$	---	$22,403
Other real estate owned	29,711		---		---	29,711

December 31, 2012
Impaired loans	$34,668	$	---	$	---	$34,668
Other real estate owned	41,594		---		---	41,594

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

	Level in	2013		2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$38,714	$38,714	$33,556	$33,556
Cash equivalents	Level 2	118,178	118,178	192,802	192,802
Interest-bearing time deposits in other financial institutions	Level 2	25,000	25,003	---	---
Securities held to maturity	Level 3	19,248	19,278	4,300	4,301
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	999,176	990,084	993,941	999,619
Bank owned life insurance	Level 3	27,517	27,517	26,804	26,804
Accrued interest receivable	Level 2	3,231	3,231	3,411	3,411

Financial liabilities
Deposits	Level 2	(1,249,734)	(1,250,886)	(1,286,261)	(1,285,819)
Other borrowed funds	Level 2	(89,111)	(90,321)	(91,822)	(95,213)
Long-term debt	Level 2	(41,238)	(35,098)	(41,238)	(30,463)
Subordinated debt	Level 2	---	---	(1,650)	(1,650)
Accrued interest payable	Level 2	(308)	(308)	(4,858)	(4,858)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable, demand deposits, short-term borrowings and variable rate loans or deposits that reprice frequently and fully. Security fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities as discussed above. For fixed rate loans, interest-bearing time deposits in other financial institutions, or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet credit-related items is not significant.

NOTE 6 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2013	2012
Land	$18,236	$18,236
Building	42,530	42,512
Leasehold improvements	779	779
Furniture and equipment	20,344	19,308
Construction in progress	1,065	604
	82,954	81,439
Less accumulated depreciation	(29,313)	(27,863)
	$53,641	$53,576

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 6 – PREMISES AND EQUIPMENT – NET (Continued)

Depreciation expense was $2,342,000, $2,400,000 and $2,661,000 for 2013, 2012 and 2011, respectively.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $354,000, $460,000 and $481,000 for 2013, 2012 and 2011, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2013 is as follows (dollars in thousands):

2014	$254
2015	233
2016	230
2017	229
2018	229
Thereafter	356
$1,531

NOTE 7 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2013	2012
Noninterest-bearing demand	$344,550	$339,520
Interest bearing demand	287,417	278,765
Savings and money market accounts	469,542	476,803
Certificates of deposit	148,225	191,173
	$1,249,734	$1,286,261

The following table depicts the maturity distribution of certificates of deposit at December 31, 2013 (dollars in thousands):

2014	$84,591
2015	44,430
2016	11,568
2017	5,428
2018	2,208
Thereafter	---
$148,225

Approximately $56.7 million and $69.2 million in certificates of deposit were in denominations of $100,000 or more at December 31, 2013 and 2012, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2013
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	9,991	March 2018 to July 2018	3.78%
	$89,991

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2012
Single maturity fixed rate advances	$80,000	May 2015 to September 2016	1.70%
Amortizable mortgage advances	11,822	March 2018 to July 2018	3.78%
	$91,822

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $411,715,000 and $413,482,000 under a blanket lien arrangement at December 31, 2013 and 2012.

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

Scheduled repayments of FHLB advances as of December 31, 2013 were as follows (in thousands):

2014	$1,884
2015	1,938
2016	21,996
2017	2,055
2018	52,118
Thereafter	10,000
$89,991

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 8 - OTHER BORROWED FUNDS (Continued)

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2013 and 2012, and the Company had approximately $22.7 million and $30.3 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $26.6 million and $37.2 million at December 31, 2013 and 2012, respectively.

NOTE 9 – LONG TERM DEBT

The Company has outstanding $40.0 million aggregate liquidation amount of pooled trust preferred securities ("TRUPs") issued through its wholly-owned subsidiary grantor trusts.  Macatawa Statutory Trust I issued $619,000 of common securities to the Company and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 3.05%) and Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 2.75%).

The Company issued subordinated debentures (“Debentures”) to each trust in exchange for ownership of all of the common securities of each trust and the $41,238,000 in proceeds of the offerings, which Debentures represent the sole asset of each trust.  The Preferred Securities represent an interest in the Company’s Debentures, which have terms that are similar to the Preferred Securities.  The Company is not considered the primary beneficiary of each trust (variable interest entity), therefore each trust is not consolidated in the Company’s financial statements, rather the Debentures are shown as a liability.

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance.  During any deferral period, the Company may not declare or pay any dividends on the Company’s common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures.

In the second half of 2013, we discontinued the deferral and resumed regular payment of quarterly interest payments on our trust preferred securities and paid all accrued and unpaid interest that had been previously deferred and became due and payable upon the discontinuance of the deferral. For Macatawa Statutory Trust I, a total of $3.0 million, representing all of the deferred and current interest payment due was distributed on September 30, 2013. For Macatawa Statutory Trust II, a total of $2.7 million, representing all of the deferred and current interest payment due, was distributed on October 7, 2013.

At December 31, 2013 and 2012, Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2013, approximately $40.0 million of the Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.  At December 31, 2012, approximately $37.7 million of Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2013	2012
Beginning balance	$5,645	$1,370
New loans and renewals	10,704	10,222
Repayments and renewals	(12,887)	(5,947)
Effect of changes in related parties	---	---
Less accumulated depreciation	$3,462	$5,645

Deposits from principal officers, directors, and their affiliates at December 31, 2013 and 2012 were $113.8 million and $154.8 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company’s directors.

NOTE 11 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans).  The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock.  The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock.  There were 337,432 shares under the Employees’ Plans and 165,375 shares under the Directors’ Plans available for future issuance as of December 31, 2013.  The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

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

There were no options granted during 2013, 2012 and 2011.  A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2013	472,719	$16.44	---
Forfeited	---	---	---
Expired	(117,391)	12.76	---
Outstanding at December 31, 2013	355,328	$17.65	2.09	$	---

Exerciseable at December 31, 2013	355,328	$17.65	2.09	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Information related to stock options during each year follows (dollars in thousands):

	2013		2012		2011
Intrinsic value of options exercised	$	---	$	---	$	---
Cash received from option exercises		---		---		---
Tax benefit realized from option exercises		---		---		---

There was no compensation cost for stock options in 2013, 2012 and 2011.

As of December 31, 2013, there was no unrecognized cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2013	121,000	$2.90	$605,000
Granted	125,500	5.17	627,500
Vested	(40,329)	2.90	201,645
Forfeited	---	---
Outstanding at December 31, 2013	206,171	$4.28	$1,030,855

Compensation cost related to restricted stock awards totaled $160,000, $9,000, and $66,000 for 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was $895,260 of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.79 years.  The total grant date fair value of restricted stock awards vested during 2013 was $116,954.  There were no restricted stock awards that vested during 2012.  The total grant date fair value of restricted stock awards vested during 2011 was $192,000.

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Effective January 1, 2010, the Company temporarily suspended its matching contribution.  Beginning January 1, 2013, the Company reinstated its contribution using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions for the year ended December 31, 2013 were approximately $584,000.  There were no contributions in 2012 and 2011.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2013	2012	2011
Net income	$9,549	$35,490	$5,829
Effect of induced exchange of preferred stock	(17,575)	---	---
Net income (loss) available to common shares	$(8,026)	$35,490	$5,829

Weighted average shares outstanding, including participating stock awards - Basic	27,161,888	27,086,792	22,739,990

Dilutive potential common shares:
Stock options	---	---	---
Conversion of preferred stock	---	---	---
Stock warrants	---	---	---
Weighted average shares outstanding - Diluted	27,161,888	27,086,792	22,739,990

Basic earnings (loss) per common share	$(0.29)	$1.31	$0.26
Diluted earnings (loss) per common share	$(0.29)	$1.31	$0.26

The Exchange (See Note 17) by holders of convertible preferred stock for common stock and a cash premium was accounted for as an induced conversion.  Common stock was increased by the carrying (liquidation) value of the amount of convertible preferred stock exchanged.  The fair value of common stock and the cash premium issued in excess of the fair value of securities issuable pursuant to the original conversion terms was treated as a reduction to net income available to common shareholders for earnings per share purposes.

Stock options for 355,328, 472,719 and 634,427 shares of common stock were not considered in computing diluted earnings per share for 2013, 2012 and 2011, respectively, because they were antidilutive. Unvested restricted awards of 206,167 were not considered in computing earnings per share for 2013 as they were antidilutive due to the net loss available to common shares created by the preferred stock exchange.  Potential common shares associated with convertible preferred stock (for periods prior to December 30, 2013, the completion date of the Exchange) and stock warrants were not considered in computing diluted earnings per share in each period because they were antidilutive.

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	2013	2012	2011
Current	$120	$275		$(198)
Deferred (benefit) expense	4,150	---		198
Valuation allowance - change in estimate	---	(18,858)		---
	$4,270	$(18,583)	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2013	2012	2011
Statutory rate	35%	35%		35%
Statutory rate applied to income before taxes	$4,837	$5,917		$2,040
Add (deduct)
Change in valuation allowance	---	(24,026)		(1,624)
Tax-exempt interest income	(244)	(103)		(10)
Bank-owned life insurance	(250)	(297)		(330)
Other, net	(73)	(74)		(76)
	$4,270	$(18,583)	$	---

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

Throughout 2012, the positive evidence increased, while the negative evidence decreased.  The most significant negative evidence at December 31, 2012 was the level of other real estate owned at $51.6 million, which was down $14.8 million from December 31, 2011.  We achieved our 11th consecutive quarter of profitability as of December 31, 2012.  With the positive results of the fourth quarter of 2012, we moved into a cumulative income position for the most recent three year period.  In the first quarter of 2012, the FDIC and DIFS terminated the Bank’s Consent Order and, in the fourth quarter of 2012, the FRB terminated its Written Agreement with the Company, reducing regulatory uncertainty.  Based on this, sustained improvement in asset quality and our projected results, our analysis at December 31, 2012 concluded that it was “more likely than not” that we would continue to produce earnings and that the positive evidence outweighed the negative evidence regarding our ability to utilize our deferred tax assets.  As such, the full valuation allowance of $18.9 million was reversed to federal income tax expense at December 31, 2012.  In the second quarter of 2013, the FDIC and DIFS released the Bank’s MOU and we achieved our 15th consecutive quarter of profitability in the fourth quarter of 2013.  We concluded that no valuation allowance on our net deferred tax asset was necessary at December 31, 2013.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2013	2012
Deferred tax assets
Allowance for loan losses	$7,279	$8,309
Nonaccrual loan interest	782	1,023
Valuation allowance on other real estate owned	5,847	6,356
Net operating loss carryforward	1,743	4,188
Unrealized loss on securities available for sale	1,053	---
Other	1,808	1,794
Gross deferred tax assets	18,512	21,670
Valuation allowance	---	---
Total net deferred tax assets	18,512	21,670

Deferred tax liabilities
Depreciation	(1,620)	(1,693)
Unrealized gain on securities available for sale	---	(517)
Prepaid expenses	(308)	(308)
Other	(384)	(372)
Gross deferred tax liabilities	(2,312)	(2,890)
Net deferred tax asset	$16,200	$18,780

At December 31, 2013, we had federal income tax net operating loss carry forwards of $5.0 million that expire through 2030.

There were no unrecognized tax benefits at December 31, 2013 or 2012 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2010.

NOTE 15 – COMMITMENTS AND OFF BALANCE-SHEET RISK

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at year-end (dollars in thousands):

	2013	2012
Commitments to make loans	$87,513	$75,319
Letters of credit	10,774	8,200
Unused lines of credit	313,232	276,620

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $14.7 million and $26.9 million at December 31, 2013 and 2012, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 15 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At year-end 2013, approximately 30% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to the prime rate.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of December 31, 2013, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

On January 27, 2014, the Company’s former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against the Company claiming that the Company breached an alleged employment agreement pursuant to which he claims entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  Mr. Smith’s complaint seeks damages in an unspecified amount in excess of $25,000.  The Company expects to vigorously contest the action.

NOTE 17 – SHAREHOLDERS' EQUITY

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 17 – SHAREHOLDERS' EQUITY (Continued)

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk weighted assets)
Consolidated	$174,433	15.%	$88,915	8.0%	N/A	N/A
Bank	171,811	15.4	88,968	8.0	$111,210	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	160,455	14.4	44,457	4.0	N/A	N/A
Bank	157,825	14.2	44,484	4.0	66,726	6.0
Tier 1 capital (to average assets)
Consolidated	160,455	10.6	60,482	4.0	N/A	N/
Bank	157,825	10.5	60,407	4.0	75,509	5.0

December 31, 2012
Total capital (to risk weighted assets)
Consolidated	$168,929	15.0%	$90,244	8.0%	N/A	N/A
Bank	164,214	14.5	90,299	8.0	$112,874	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	150,857	13.4	45,122	4.0	N/A	N/A
Bank	149,960	13.3	45,150	4.0	67,724	6.0
Tier 1 capital (to average assets)
Consolidated	150,857	10.4	58,312	4.0	N/A	N/A
Bank (1)	149,960	10.3	58,371	4.0	72,964	5.0

(1)	The MOU in effect at December 31, 2012 required a capital level of 8.0%, or $116,742, which the Bank exceeded.

Approximately $40.0 million and $37.7 million of trust preferred securities outstanding at December 31, 2013 and 2012, respectively, qualified as Tier 1 capital.

The Bank was categorized as "well capitalized" at December 31, 2013 and 2012.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2013, we  believe implementation of the new rule will have no material impact on our capital needs.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 17 – SHAREHOLDERS' EQUITY (Continued)

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

On December 30, 2013, the Company completed the cancellation and exchange (the “Exchange”) of each share of issued and outstanding Series A and Series B Preferred Stock for shares of Company stock and, at the election of the holder, cash.  Pursuant to the Exchange, the Company canceled and exchanged each share of Preferred Stock for shares of Company common stock, no par value, in an amount equal to $1,000, the preferred stocks’ liquidation preference amount, divided by $5.25 plus, at the election of the holder, an amount of cash equal to $142.00, in the case of Series A Preferred Stock, or $182.00, in the case of Series B Preferred Stock, or a number of shares of Company common stock equal to this cash amount divided by $5.25.  The one-time cash payments approximated a 5.0% and 4.5% dividend rate for the Series A and Series B, respectively, after considering previous dividends paid and is considered an inducement payment.  The Exchange resulted in cash payments of $4.4 million for the Series A Preferred Stock and $319,000 for Series B Preferred Stock.  Under the accounting guidance for induced conversions of convertible preferred stock, the cash inducement payments were recorded as a reduction to common stock, rather than retained earnings,  as the Company had a retained deficit at December 30, 2013.

In addition to the cash payment discussed above, the Exchange resulted in the issuance of 5,973,519 shares of Company common stock in exchange for the Series A Preferred Stock and 457,159 shares in exchange for the Series B Preferred Stock.   The total of the fair value of the new common shares issued and the $4.7 million inducement payment exceeded the fair value of the Preferred shares issuable according to the original conversion terms by $17.6 million, which amount is reflected as a reduction of net income available to common shares in the computation of earnings per share for the year ended December 31, 2013.

Both the Series A and Series B Preferred Stock qualified as Tier I capital for the Company at December 31, 2012.

Common Stock

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 17 – SHAREHOLDERS' EQUITY (Continued)

Warrants

In 2009 the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement in connection with legal precedings related to Trade Partners, Inc.  In connection with the Settlement, the Company issued warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share.  The fair value of the warrants issued was $806,000 and was recorded in Common Stock based upon $0.54 per warrant as determined using a Black-Scholes model.  The warrants expire on June 18, 2015 (five years after issuance).

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2013	2012
ASSETS
Cash and cash equivalents	$1,910	$9,787
Investment in Bank subsidiary	167,292	164,127
Investment in other subsidiaries	1,504	1,654
Other assets	3,272	2,532
Total assets	$173,978	$178,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	---	1,650
Long-term debt	41,238	41,238
Other liabilities	218	4,705
Total liabilities	41,456	47,593
Total shareholders' equity	132,522	130,507
Total liabilities and shareholders' equity	$173,978	$178,100

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2013	2012		2011
INCOME
Dividends from subsidiaries	$5,179	$	---	$	---
Other	---		---		---
Total income	5,179		---		---
EXPENSE
Interest expense	1,563		1,719		1,598
Other expense	575		555		588
Total expense	2,138		2,274		2,186
Income (loss) before income tax and equity in undistributed earnings of subsidiaries	3,041		(2,274)		(2,186)
Equity in undistributed earnings of subsidiaries	5,770		35,338		8,015
Income before income tax	8,811		33,064		5,829
Income tax benefit	(738)		(2,426)		---
Net income	$9,549		$35,490		$5,829
Net income (loss) available to common shares	$(8,026)		$35,490		$5,829
Comprehensive income	$6,634		$36,072		$6,196

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2013		2012		2011
Cash flows from operating activities
Net income		$9,549		$35,490	$5,829
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries		(5,770)		(35,338)	(8,015)
(Increase) decrease in other assets		(740)		(2,424)	428
Increase (decrease) in other liabilities		(4,487)		1,524	1,395
Net cash from operating activities		(1,448)		(748)	(363)
Cash flows from investing activities
Investment in subsidiaries		---		---	(10,000)
Net cash from investing activities		---		---	(10,000)
Cash flows from investing activities
Proceeds from issuance of subordinated note and conversion to common stock		---		---	1,000
Proceeds from issuance of common stock		---		---	19,319
Redemption of subordinated debt		(1,650)		---	---
Repurchases of shares		(45)		---	---
Cash paid in preferred stock exchange		(4,734)		---	---
Net cash from financing activities		(6,429)		---	20,319
Net change in cash and cash equivalents		(7,877)		(748)	9,956
Cash and cash equivalents at beginning of year		9,787		10,535	579
Cash and cash equivalents at end of year		$1,910		$9,787	$10,535

Supplemental noncash disclosures:
Conversion of subordinated note to 491,830 shares of common stock	$	---	$	---	$1,003
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock		300		---	---
Exchange of 31,290 shares of Preferred Series A to 5,973,519 shares of common stock		30,604		---	---
Exchange of 2,300 shares of Preferred Series B to 457,159 shares of common stock		2,260		---	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2013
First quarter	$12,433	$10,483	$(750)	$2,473	$0.09	$0.09
Second quarter	12,307	10,464	(1,000)	2,603	0.10	0.10
Third quarter	11,919	10,124	(1,500)	2,238	0.08	0.08
Fourth quarter	11,961	10,212	(1,000)	2,234	(0.56)	(0.56)

2012
First quarter	$14,099	$11,281	$(3,600)	$4,485	$0.17	$0.17
Second quarter	13,900	11,322	(1,750)	3,186	0.12	0.12
Third quarter	16,269	13,892	(1,250)	6,585	0.24	0.24
Fourth quarter	13,009	10,968	(500)	21,234	0.78	0.78

Fourth quarter 2013 loss per common share includes the impact of the induced exchange of preferred stock.  During the first quarter of 2012, we collected $4.4 million on a previously charged off loan, resulting in the large negative provision for loan losses.  During the third quarter of 2012, we collected a $2.8 million prepayment fee, positively impacting interest income, net interest income and net income.  During the fourth quarter of 2012, we reversed our deferred tax asset valuation allowance, increasing net income by $18.9 million.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2013.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on those criteria.

BDO USA LLP, an independent registered certified public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Macatawa Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 20, 2014

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 6, 2014 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 6, 2014 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 6, 2014 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2013.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	355,328	$17.65	502,807
Equity compensation plans not approved by security holders	0	N/A	0
Total	355,328	$17.65	502,807

(1)
Consists of the Macatawa Bank Corporation Stock Compensation Plan, the Macatawa Bank Corporation 1998 Directors’ Stock Compensation Plan, the Macatawa Bank Corporation 2006 Stock Compensation Plan and the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan.  Stock options may no longer be issued under the Macatawa Bank Corporation Stock Compensation Plan or the Macatawa Bank Corporation 1998 Directors’ Stock Compensation Plan.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation 2006 Stock Compensation Plan (337,432 shares) and the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan (165,375 shares) represents shares that may be issued other than upon the exercise of an option, warrant or right.  Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 6, 2014 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 6, 2014 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011 Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
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

4.4
Second Amended Settlement and Release and Stock and Warrant Issuance Agreement dated April 30, 2009. Previously filed with the Commission on May 8, 2009 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 10.1. Here incorporated by reference.

4.5
Warrant Agreement between Macatawa Bank Corporation and Registrar and Transfer Company dated June 16, 2009. Previously filed with the Commission on June 19, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.6
Warrant Agreement Addendum between Macatawa Bank Corporation and Registrar and Transfer Company dated July 27, 2009. Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.1. Here incorporated by reference.

4.7
Form of Warrant Certificate (first series). Previously filed with the Commission on June 19, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

4.8
Form of Warrant Certificate (second series). Previously filed with the Commission on July 31, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 4.2. Here incorporated by reference.

4.9
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

10.10*
Form of Restricted Stock Agreement.   Previously filed with the Commission on February 21, 2013 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.10.  Here incorporated by reference.

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

10.13	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Exhibit 4.3 is here incorporated by reference.

10.14	Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Exhibit 4.4 is here incorporated by reference.

10.15	Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Exhibit 4.5 is here incorporated by reference.

10.16	Warrant Agreement Addendum. Exhibit 4.6 is here incorporated by reference.

10.17
Form of Subscription Agreement for the Public Offering.  Previously filed with the Commission on May 11, 2011 in Macatawa Bank Corporation's Amendment No. 2 to Form S-1 registration statement, Exhibit 99.5.  Here incorporated by reference.

10.18
Form of Voting and Exchange Agreement with holders of Series A Preferred Stock.  Previously filed with the Commission on January 6, 2014 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.1.  Here incorporated by reference.

10.19
Form of Voting and Exchange Agreement with holders of Series B Preferred Stock.  Previously filed with the Commission on January 6, 2014 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 10.2.  Here incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 20, 2014.

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

Signature

*/s/ Richard L. Postma	February 20, 2014
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 20, 2014
Ronald L. Haan, Chief Executive Officer

/s/ Jon W. Swets	February 20, 2014
Jon W. Swets, Senior Vice President and Chief Financial Officer

*/s/ Mark J. Bugge	February 20, 2014
Mark J. Bugge, Director

*/s/ Arend D. Lubbers	February 20, 2014
Arend D. Lubbers, Director

*/s/ Thomas J. Wesholski	February 20, 2014
Thomas J. Wesholski, Director

*/s/ Douglas B. Padnos	February 20, 2014
Douglas B. Padnos, Director

*/s/ Wayne J. Elhart	February 20, 2014
Wayne J. Elhart, Director

*/s/ Charles A. Geenen	February 20, 2014
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 20, 2014
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 20, 2014
Robert L. Herr, Director

*/s/ Thomas P. Rosenbach	February 20, 2014
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets
Attorney-in-Fact