Form 10-Q
period 2014-03-31
MACATAWA BANK CORP
filed 2014-04-24
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,788,431 shares of the Company's Common Stock (no par value) were outstanding as of April 24, 2014.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “focus”, “starting”, “initiative,” “trend”, “poised” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	46

	Item 4.
	Controls and Procedures	47

Part II.	Other Information:

	Item 6.
	Exhibits	48

Signatures		49

Index
Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$34,615	$38,714
Federal funds sold and other short-term investments	92,668	118,178
Cash and cash equivalents	127,283	156,892
Interest-bearing time deposits in other financial institutions	32,500	25,000
Securities available for sale, at fair value	153,327	139,659
Securities held to maturity (fair value 2014 - $19,143 and 2013 - $19,278)	19,175	19,248
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	194	1,915
Total loans	1,030,111	1,042,377
Allowance for loan losses	(20,383)	(20,798)
Net loans	1,009,728	1,021,579
Premises and equipment – net	53,619	53,641
Accrued interest receivable	3,511	3,231
Bank-owned life insurance	27,671	27,517
Other real estate owned	34,035	36,796
Net deferred tax asset	14,626	16,200
Other assets	3,994	4,491
Total assets	$1,490,899	$1,517,405

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$342,357	$344,550
Interest-bearing	874,421	905,184
Total deposits	1,216,778	1,249,734
Other borrowed funds	88,774	89,991
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	8,921	3,920
Total liabilities	1,355,711	1,384,883

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,788,431 shares issued and outstanding at March 31, 2014 and 33,801,097 shares issued and outstanding at December 31, 2013	216,230	216,263
Retained deficit	(79,824)	(81,786)
Accumulated other comprehensive income (loss)	(1,218)	(1,955)
Total shareholders' equity	135,188	132,522
Total liabilities and shareholders' equity	$1,490,899	$1,517,405

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2014 and 2013
(unaudited)
(Dollars in thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Interest income
Loans, including fees	$10,943	$11,668
Securities
Taxable	500	428
Tax-exempt	255	142
FHLB Stock	156	99
Federal funds sold and other short-term investments	116	96
Total interest income	11,970	12,433
Interest expense
Deposits	740	1,086
Other borrowings	431	450
Subordinated and long-term debt	324	414
Total interest expense	1,495	1,950
Net interest income	10,475	10,483
Provision for loan losses	(1,000)	(750)
Net interest income after provision for loan losses	11,475	11,233
Noninterest income
Service charges and fees	991	952
Net gains on mortgage loans	258	825
Trust fees	631	588
ATM and debit card fees	1,052	976
Gain on sales of securities	10	20
Other	568	602
Total noninterest income	3,510	3,963
Noninterest expense
Salaries and benefits	5,823	5,794
Occupancy of premises	1,008	946
Furniture and equipment	840	749
Legal and professional	205	189
Marketing and promotion	239	247
Data processing	589	546
FDIC assessment	328	471
Interchange and other card expense	271	291
Bond and D&O Insurance	163	186
Net (gains) losses on repossessed and foreclosed properties	(186)	59
Administration and disposition of problem assets	657	902
Other	1,232	1,201
Total noninterest expenses	11,169	11,581
Income before income tax	3,816	3,615
Income tax expense	1,177	1,142
Net income	$2,639	$2,473
Dividends declared on preferred shares	---	---
Net income available to common shares	$2,639	$2,473

Basic earnings per common share	$0.08	$0.09
Diluted earnings per common share	$0.08	$0.09
Cash dividends per common share	$0.02	$ ---

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013

Net income	$2,639	$2,473

Other comprehensive income (loss):

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	1,144	(142)
Tax effect	(400)	50
Net change in unrealized gains (losses) on securities available for sale, net of tax	744	(92)

Less: reclassification adjustments:
Reclassification for gains included in net income	10	20
Tax effect	(3)	(7)
Reclassification for gains included in net income, net of tax	7	13

Other comprehensive income (loss), net of tax	737	(105)

Comprehensive income	$3,376	$2,368

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2014 and 2013
(unaudited)
(Dollars in thousands, except per share data)

							Accumulated
							Other	Total
	Preferred Stock				Common	Retained	Comprehensive	Shareholders'
	Series A		Series B		Stock	Deficit	Income (Loss)	Equity
Balance, January 1, 2013		$30,604		$2,560	$187,718	$(91,335)	$960	$130,507
Net income for the three months ended March 31, 2013						2,473		2,473
Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of Common Stock				(300)	300			---
Net change in unrealized gain (loss) on securities available for sale, net of tax							(105)	(105)
Stock compensation expense					30			30
Balance, March 31, 2013		$30,604		$2,260	$188,048	$(88,862)	$855	$132,905

Balance, January 1, 2014	$	---	$	---	$216,263	$(81,786)	$(1,955)	$132,522
Net income for the three months ended March 31, 2014						2,639		2,639
Common stock issuance costs					(102)			(102)
Cash dividends at $.02 per share						(677)		(677)
Net change in unrealized gain (loss) on securities available for sale, net of tax							737	737
Stock compensation expense					69			69
Balance, March 31, 2014	$	---	$	---	$216,230	$(79,824)	$(1,218)	$135,188

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities
Net income	$2,639	$2,473
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	774	800
Stock compensation expense	69	30
Provision for loan losses	(1,000)	(750)
Origination of loans for sale	(14,114)	(29,776)
Proceeds from sales of loans originated for sale	16,093	34,755
Net gains on mortgage loans	(258)	(825)
Gain on sales of securities	(10)	(20)
Write-down of other real estate	298	379
Net (gain) loss on sales of other real estate	(484)	(320)
Decrease (increase) in net deferred tax asset	1,177	(1,142)
Decrease (increase) in accrued interest receivable and other assets	217	1,473
Earnings in bank-owned life insurance	(154)	(170)
Increase (decrease) in accrued expenses and other liabilities	1,588	(713)
Net cash from operating activities	6,835	6,194

Cash flows from investing activities
Loan originations and payments, net	12,297	(434)
Change in interest-bearing deposits in other financial institutions	(7,500)	(25,000)
Purchases of securities available for sale	(13,455)	(8,642)
Purchases of securities held to maturity	---	(1,100)
Proceeds from:
Maturities and calls of securities available for sale	2,906	3,689
Sales of securities available for sale	561	603
Principal paydowns on securities	790	1,775
Sales of other real estate	3,501	2,201
Additions to premises and equipment	(592)	(282)
Net cash from investing activities	(1,492)	(27,190)

Cash flows from financing activities
Change in in-market deposits	(32,956)	(54,871)
Repayments of other borrowed funds	(1,217)	(1,164)
Cash dividends paid	(677)	---
Common stock issuance costs	(102)	---
Net cash from financing activities	(34,952)	(56,035)
Net change in cash and cash equivalents	(29,609)	(77,031)
Cash and cash equivalents at beginning of period	156,892	226,358
Cash and cash equivalents at end of period	$127,283	$149,327

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three Month Periods Ended March 31, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Supplemental cash flow information
Interest paid	$1,489	$1,566
Income taxes paid	---	---
Supplemental noncash disclosures:
Transfers from loans to other real estate	554	2,271
Security settlement	3,413	1,070
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock	---	300

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

Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2014, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2014 and December 31, 2013, the total notional amount of such agreements was $20.0 million and resulted in a derivative asset with a fair value of $132,000 and $94,000, respectively, which were included in other assets and a derivative liability of $132,000 and $94,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Newly Issued Standards:
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  The amendments are effective for  annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to be material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB has also issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists.  This update requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward.  However, to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is to be presented in the statement of financial position as a liability.  No new recurring disclosures are required.  The amendments are effective for public business entities for annual periods beginning after December 15, 2013, and interim periods within those periods.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within those periods.  The amendments are to be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted.  The impact of prospective adoption of this ASU by the Company in the first quarter of 2014 was not material.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2014
Available for Sale:
U.S. Treasury and federal agency securities	$63,655	$73	$(1,169)	$62,559
U.S. Agency MBS and CMOs	19,301	15	(419)	18,897
Tax-exempt state and municipal bonds	32,128	118	(764)	31,482
Taxable state and municipal bonds	25,619	434	(164)	25,889
Corporate bonds and other debt securities	12,999	72	(45)	13,026
Other equity securities	1,500	---	(26)	1,474
	$155,202	$712	$(2,587)	$153,327
Held to Maturity
Tax-exempt state and municipal bonds	$19,175	$6	$(38)	$19,143

December 31, 2013
Available for Sale:
U.S. Treasury and federal agency securities	$55,701	$92	$(1,354)	$54,439
U. S. Agency MBS and CMOs	20,029	9	(673)	19,365
Tax-exempt state and municipal bonds	27,920	47	(1,118)	26,849
Taxable state and municipal bonds	26,306	307	(285)	26,328
Corporate bonds	11,211	64	(63)	11,212
Other equity securities	1,500	---	(34)	1,466
	$142,667	$519	$(3,527)	$139,659
Held to Maturity:
Tax-exempt state and municipal bonds	$19,248	$46	$(16)	$19,278

Proceeds from the sale of securities available for sale were $561,000 and $603,000, respectively, in the three month periods ended March 31, 2014 and 2013 resulting in net gain on sale of $10,000 and $20,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in a reclassification of $10,000 ($7,000 net of tax) for the three months ended March 31, 2014 and $20,000 ($13,000 net of tax) for the three months ended March 31, 2013 from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at March 31, 2014 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,655	$12,654	$8,257	$8,340
Due from one to five years	625	620	70,358	70,344
Due from five to ten years	5,635	5,609	46,648	45,470
Due after ten years	260	260	28,439	27,699
	$19,175	$19,143	$153,702	$151,853

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$48,169	$(1,159)	$1,105	$(10)	$49,274	$(1,169)
U.S. Agency MBS and CMOs	17,091	(419)	---	---	17,091	(419)
Tax-exempt state and municipal bonds	34,843	(668)	1,584	(134)	36,427	(802)
Taxable state and municipal bonds	6,235	(154)	321	(10)	6,556	(164)
Corporate bonds and other debt securities	4,394	(45)	---	---	4,394	(45)
Other equity securities	1,474	(26)	---	---	1,474	(26)
Total temporarily impaired	$112,206	$(2,471)	$3,010	$(154)	$115,216	$(2,625)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$43,212	$(1,354)	$ ---	$ ---	$43,212	$(1,354)
U.S. Agency MBS and CMOs	18,494	(673)	---	---	18,494	(673)
Tax-exempt state and municipal bonds	21,359	(1,066)	831	(68)	22,190	(1,134)
Taxable state and municipal bonds	9,599	(256)	1,015	(29)	10,614	(285)
Corporate bonds and other debt securities	3,928	(63)	---	---	3,928	(63)
Other equity securities	1,466	(34)	---	---	1,466	(34)
Total temporarily impaired	$98,058	$(3,446)	$1,846	$(97)	$99,904	$(3,543)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the three month periods ended March 31, 2014 and 2013.

Securities with a carrying value of approximately $1.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2014 and December 31, 2013.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31,	December 31,
	2014	2013
Commercial and industrial	$271,924	$274,099

Commercial real estate:
Residential developed	15,204	18,130
Unsecured to residential developers	7,112	7,315
Vacant and unimproved	44,538	42,988
Commercial development	2,236	2,434
Residential improved	73,341	76,294
Commercial improved	244,261	247,195
Manufacturing and industrial	76,505	77,984
Total commercial real estate	463,197	472,340

Consumer
Residential mortgage	189,926	188,648
Unsecured	1,285	1,337
Home equity	94,148	95,961
Other secured	9,631	9,992
Total consumer	294,990	295,938

Total loans	1,030,111	1,042,377
Allowance for loan losses	(20,383)	(20,798)

	$1,009,728	$1,021,579

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

	Commercial and	Commercial
Three months ended March 31, 2014	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$10,868	$3,703	$53	$20,798
Charge-offs	(39)	---	(43)	---	(82)
Recoveries	39	590	38	---	667
Provision for loan losses	(87)	(1,086)	177	(4)	(1,000)
Ending Balance	$6,087	$10,372	$3,875	$49	$20,383

	Commercial and	Commercial
Three months ended March 31, 2013	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(161)	(237)	(244)	---	(642)
Recoveries	355	684	101	---	1,140
Provision for loan losses	(673)	(546)	458	11	(750)
Ending Balance	$5,980	$13,358	$4,102	$47	$23,487

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	Commercial and	Commercial
March 31, 2014	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,134	$987	$873	$	---	$3,994
Collectively evaluated for impairment	3,953	9,385	3,002		49	16,389
Total ending allowance balance	$6,087	$10,372	$3,875		$49	$20,383

Loans:
Individually reviewed for impairment	$15,173	$41,645	$14,372	$	---	$71,190
Collectively evaluated for impairment	256,751	421,552	280,618		---	958,921
Total ending loans balance	$271,924	$463,197	$294,990	$	---	$1,030,111

	Commercial and	Commercial
December 31, 2013:	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,981	$1,008	$881	$	---	$3,870
Collectively evaluated for impairment	4,193	9,860	2,822		53	16,928
Total ending allowance balance	$6,174	$10,868	$3,703		$53	$20,798

Loans:
Individually reviewed for impairment	$13,155	$41,285	$14,483	$	---	$68,923
Collectively evaluated for impairment	260,944	431,055	281,455		---	973,454
Total ending loans balance	$274,099	$472,340	$295,938	$	---	$1,042,377

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014 (dollars in thousands):

	Unpaid
	Principal	Recorded	Allowance
March 31, 2014	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$5,360	$5,360	$	---

Commercial real estate:
Residential developed	3,826	2,893		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	286	286		---
Residential improved	475	475		---
Commercial improved	2,887	2,098		---
Manufacturing and industrial	253	253		---
	7,727	6,005		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$13,087	$11,365	$	---

With an allowance recorded:
Commercial and industrial	$9,813	$9,813		$2,134

Commercial real estate:
Residential developed	1,339	1,339		37
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,672	1,672		50
Commercial development	205	205		6
Residential improved	9,881	9,881		320
Commercial improved	15,956	15,956		463
Manufacturing and industrial	6,587	6,587		111
	35,640	35,640		987
Consumer:
Residential mortgage	9,398	9,398		571
Unsecured	---	---		---
Home equity	4,974	4,974		302
Other secured	---	---		---
	14,372	14,372		873
	$59,825	$59,825		$3,994

Total	$72,912	$71,190		$3,994

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (dollars in thousands):

	Unpaid
	Principal	Recorded	Allowance
December 31, 2013	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$3,287	$3,284	$	---

Commercial real estate:
Residential developed	5,273	4,340		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	3	3		---
Commercial development	362	362		---
Residential improved	1,493	1,493		---
Commercial improved	2,797	2,272		---
Manufacturing and industrial	252	252		---
	10,180	8,722		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$13,467	$12,006	$	---

With an allowance recorded:
Commercial and industrial	$9,871	$9,871		$1,981

Commercial real estate:
Residential developed	618	618		33
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,900	1,900		47
Commercial development	207	207		5
Residential improved	9,534	9,534		342
Commercial improved	14,450	14,450		479
Manufacturing and industrial	5,854	5,854		102
	32,563	32,563		1,008
Consumer:
Residential mortgage	9,454	9,454		575
Unsecured	---	---		---
Home equity	5,029	5,029		306
Other secured	---	---		---
	14,483	14,483		881
	$56,917	$56,917		$3,870

Total	$70,384	$68,923		$3,870

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2014 and 2013 (dollars in thousands):

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Average of impaired loans during the period:
Commercial and industrial	$14,284	$17,233

Commercial real estate:
Residential developed	4,532	7,128
Unsecured to residential developers	---	---
Vacant and unimproved	1,820	3,647
Commercial development	527	16
Residential improved	10,419	12,526
Commercial improved	18,291	21,945
Manufacturing and industrial	6,719	7,018

Consumer	14,415	14,651

Interest income recognized during impairment:
Commercial and industrial	338	343
Commercial real estate	453	618
Consumer	132	123

Cash-basis interest income recognized
Commercial and industrial	338	337
Commercial real estate	452	589
Consumer	134	124

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013:

		Over 90
		days
March 31, 2014	Nonaccrual	Accruing

Commercial and industrial	$8,077	$ ---

Commercial real estate:
Residential developed	2,205	---
Unsecured to residential developers	---	---
Vacant and unimproved	---	---
Commercial development	29	---
Residential improved	1,065	---
Commercial improved	2,377	623
Manufacturing and industrial	---	---
	5,676	623
Consumer:
Residential mortgage	621	141
Unsecured	81	---
Home equity	329	---
Other secured	---	---
	1,031	141
Total	$14,784	$764

		Over 90
		days
December 31, 2013	Nonaccrual	Accruing

Commercial and industrial	$5,625	$ ---

Commercial real estate:
Residential developed	2,590	153
Unsecured to residential developers	---	---
Vacant and unimproved	---	---
Commercial development	23	---
Residential improved	429	---
Commercial improved	2,511	---
Manufacturing and industrial	---	---
	5,553	153
Consumer:
Residential mortgage	639	---
Unsecured	33	---
Home equity	332	---
Other secured	---	---
	1,004	---
Total	$12,182	$153

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
March 31, 2014	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$21	$ ---	$21	$271,903	$271,924

Commercial real estate:
Residential developed	---	1,917	1,917	13,287	15,204
Unsecured to residential developers	---	---	---	7,112	7,112
Vacant and unimproved	---	---	---	44,538	44,538
Commercial development	---	29	29	2,207	2,236
Residential improved	176	697	873	72,468	73,341
Commercial improved	262	2,673	2,935	241,326	244,261
Manufacturing and industrial	---	---	---	76,505	76,505
	438	5,316	5,754	457,443	463,197
Consumer:
Residential mortgage	78	141	219	189,707	189,926
Unsecured	---	---	---	1,285	1,285
Home equity	539	---	539	93,609	94,148
Other secured	23	---	23	9,608	9,631
	640	141	781	294,209	294,990
Total	$1,099	$5,457	$6,556	$1,023,555	$1,030,111

	30-90	Greater Than	Total	Loans Not
December 31, 2013	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$ ---	$ ---	$ ---	$274,099	$274,099

Commercial real estate:
Residential developed	143	2,296	2,439	15,691	18,130
Unsecured to residential developers	---	---	---	7,315	7,315
Vacant and unimproved	---	---	---	42,988	42,988
Commercial development	---	23	23	2,411	2,434
Residential improved	98	50	148	76,146	76,294
Commercial improved	438	2,056	2,494	244,701	247,195
Manufacturing and industrial	---	---	---	77,984	77,984
	679	4,425	5,104	467,236	472,340
Consumer:
Residential mortgage	78	---	78	188,570	188,648
Unsecured	9	---	9	1,328	1,337
Home equity	317	---	317	95,644	95,961
Other secured	12	---	12	9,980	9,992
	416	---	416	295,522	295,938
Total	$1,095	$4,425	$5,520	$1,036,857	$1,042,377

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $3,890,000 and $3,870,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2014 and December 31, 2013, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration their differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During the three months ended March 31, 2014 and throughout 2013, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at March 31, 2014, it is unlikely that any such loans will be removed from TDR status in 2014.

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

The following table presents information regarding troubled debt restructurings as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	37	$9,082	43	$7,787
Commercial real estate	118	46,238	122	45,774
Consumer	106	14,426	106	14,531
	261	$69,746	271	$68,092

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following tables present information regarding troubled debt restructurings executed during the three month periods ended March 31, 2014 and 2013 (dollars in thousands):

Three Months Ended March 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$60	$	---
Commercial real estate	4	2,263		---
Consumer	1	4		---
	6	$2,327	$	---

Three Months Ended March 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$25	$	---
Commercial real estate	5	1,441		---
Consumer	23	5,022		1,770
	29	$6,488		$1,770

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended March 31, 2014 and 2013 that are not considered TDRs (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	65	$15,984	86	$29,927
Commercial real estate	40	7,585	94	35,589
Consumer	8	1,002	11	194
	113	$24,571	191	$65,710

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended March 31, 2014 and 2013 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	1		131	---		---
Consumer	---		---	---		---

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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

As of March 31, 2014 and December 31, 2013, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2014	1	2	3	4	5	6	7		8
Commercial and industrial	$505	$13,640	$76,159	$159,056	$13,196	$1,291	$8,077	$	---

Commercial real estate:
Residential developed	---	---	583	5,396	6,025	995	2,205		---
Unsecured to residential developers	---	---	---	7,107	5	---	---		---
Vacant and unimproved	---	---	12,171	25,174	6,799	394	---		---
Commercial development	---	---	---	1,485	517	205	29		---
Residential improved	---	108	15,005	43,039	8,912	5,212	1,065		---
Commercial improved	---	6,413	48,175	159,483	22,453	5,360	2,377		---
Manufacturing and industrial	---	787	23,386	42,512	9,178	642	---		---
	$505	$20,948	$175,479	$443,252	$67,085	$14,099	$13,753	$	---

December 31, 2013	1	2	3	4	5	6	7		8
Commercial and industrial	$509	$15,836	$81,577	$155,680	$13,513	$1,359	$5,625	$	---

Commercial real estate:
Residential developed	---	---	2,039	5,653	5,232	2,616	2,590		---
Unsecured to residential developers	---	---	---	7,309	6	---	---		---
Vacant and unimproved	---	---	11,191	24,638	6,761	398	---		---
Commercial development	---	---	---	1,673	532	207	23		---
Residential improved	---	109	15,121	45,018	9,391	6,226	429		---
Commercial improved	---	7,382	45,391	161,897	24,937	5,075	2,511		---
Manufacturing and industrial	---	311	24,546	42,133	10,402	593	---		---
	$509	$23,638	$179,865	$444,001	$70,774	$16,474	$11,178	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31,	December 31,
	2014	2013
Not classified as impaired	$5,501	$7,400
Classified as impaired	22,351	20,252
Total commercial loans classified substandard or worse	$27,852	$27,652

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

	Residential	Consumer	Home	Consumer
March 31, 2014	Mortgage	Unsecured	Equity	Other
Performing	$189,785	$1,285	$94,148	$9,631
Nonperforming	141	---	---	---
Total	$189,926	$1,285	$94,148	$9,631

	Residential	Consumer	Home	Consumer
December 31, 2013	Mortgage	Unsecured	Equity	Other
Performing	$188,648	$1,337	$95,961	$9,992
Nonperforming	---	---	---	---
Total	$188,648	$1,337	$95,961	$9,992

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three	Year	Three
	Months Ended	Ended	Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Beginning balance	$53,501	$69,743	$69,743
Additions, transfers from loans and fixed assets	554	3,539	2,271
Proceeds from sales of other real estate owned	(3,501)	(16,501)	(2,201)
Valuation allowance reversal upon sale	(1,948)	(4,378)	(651)
Gain (loss) on sale of other real estate owned	484	1,098	320
	49,090	53,501	69,482
Less: valuation allowance	(15,055)	(16,705)	(17,889)
Ending balance	$34,035	$36,796	$51,593

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Beginning balance	$16,705	$18,161
Additions charged to expense	298	379
Reversals upon sale	(1,948)	(651)
Ending balance	$15,055	$17,889

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

Interest Rate Swaps:   For interest rate swap agreements, we measure fair value utilizing pricing provided by a third-party pricing source that uses market observable inputs, such as forecasted yield curves, and other unobservable inputs and accordingly, interest rate swap agreements are classified as Level 3.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable	Significant Unobservable Inputs
	Value	(Level 1)		Inputs (Level 2)	(Level 3)
March 31, 2014
U.S. Treasury and federal agency securities	$62,559	$	---	$62,559	$	---
U.S. Agency MBS and CMOs	18,897		---	18,897		---
Tax-exempt state and municipal bonds	31,482		---	31,482		---
Taxable state and municipal bonds	25,889		---	25,889		---
Corporate bonds and other debt securities	13,026		---	13,026		---
Other equity securities	1,474		---	1,474		---
Loans held for sale	194		---	194		---
Interest rate swaps	132		---	---		132
Interest rate swaps	(132)		---	---		(132)

December 31, 2013
U.S. Treasury and federal agency securities	$54,439	$	---	$54,439	$	---
U.S. Agency MBS and CMOs	19,365		---	19,365		---
Tax-exempt state and municipal bonds	26,849		---	26,849		---
Taxable state and municipal bonds	26,328		---	26,328		---
Corporate bonds and other debt securities	11,212		---	11,212		---
Other equity securities	1,466		---	1,466		---
Loans held for sale	1,915		---	1,915		---
Interest rate swaps	94		---	---		94
Interest rate swaps	(94)		---	---		(94)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable		Significant Unobservable Inputs
	Value	(Level 1)		Inputs (Level 2)		(Level 3)
March 31, 2014
Impaired loans	$21,891	$	---	$	---	$21,891
Other real estate owned	27,095		---		---	27,095

December 31, 2013
Impaired loans	$22,403	$	---	$	---	$22,403
Other real estate owned	29,711		---		---	29,711

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2014 and December 31, 2013 (dollars in thousands).
	Level in	March 31, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$34,615	$34,615	$38,714	$38,714
Cash equivalents	Level 2	92,668	92,668	118,178	118,178
Interest-bearing time deposits in other financial institutions	Level 2	32,500	32,466	25,000	25,003
Securities held to maturity	Level 3	19,175	19,143	19,248	19,278
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	987,837	979,068	999,176	990,084
Bank owned life insurance	Level 3	27,671	27,671	27,517	27,517
Accrued interest receivable	Level 2	3,511	3,511	3,231	3,231

Financial liabilities
Deposits	Level 2	(1,216,778)	(1,217,640)	(1,249,734)	(1,250,886)
Other borrowed funds	Level 2	(88,774)	(89,227)	(89,991)	(90,321)
Long-term debt	Level 2	(41,238)	(35,296)	(41,238)	(35,098)
Subordinated debt	Level 2	---	---	---	---
Accrued interest payable	Level 2	(314)	(314)	(308)	(308)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	March 31,	December 31,
	2014	2013
Noninterest-bearing demand	$342,357	$344,550
Interest bearing demand	272,925	287,417
Savings and money market accounts	460,727	469,542
Certificates of deposit	140,769	148,225
	$1,216,778	$1,249,734

Approximately $55.3 million and $56.7 million in certificates of deposit were in denominations of $100,000 or more at March 31, 2014 and December 31, 2013, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
March 31, 2014
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	8,774	March 2018 to July 2018	3.78%
	$88,774

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
December 31, 2013
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	9,991	March 2018 to July 2018	3.78%
	$89,991

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $445,112,000 and $411,715,000 under a blanket lien arrangement at March 31, 2014 and December 31, 2013, respectively.

Scheduled repayments of FHLB advances as of March 31, 2014 were as follows (in thousands):

2014	$667
2015	1,938
2016	21,996
2017	2,055
2018	52,118
Thereafter	10,000
$88,774

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2014 and December 31, 2013, and the Company had approximately $25.5 million and $22.7 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $29.8 million and $26.6 million at March 31, 2014 and December 31, 2013, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2014 and 2013 are as follows (dollars in thousands, except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Net income	$2,639	$2,473
Dividends declared on preferred shares	---	---
Net income available to common shares	$2,639	$2,473

Weighted average shares outstanding, including participating stock awards - Basic	33,790,542	27,211,603

Dilutive potential common shares:
Stock options	---	---
Conversion of preferred stock	---	---
Stock warrants	---	---
Weighted average shares outstanding - Diluted	33,790,542	27,211,603

Basic earnings per common share	$0.08	$0.09
Diluted earnings per common share	$0.08	$0.09

Stock options for 355,328 and 448,165 shares of common stock for the three month periods ended March 31, 2014 and 2013, respectively, were not considered in computing diluted earnings per share because they were antidilutive. Potential common shares associated with convertible preferred stock (for the 2013 period) and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Current	$23	$	---
Deferred	1,154		1,142
	$1,177		$1,142

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Statutory rate	35%	35%
Statutory rate applied to income before taxes	$1,336	$1,265
Add (deduct)
Tax-exempt interest income	(85)	(46)
Bank-owned life insurance	(54)	(60)
Other, net	(20)	(17)
	$1,177	$1,142

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at March 31, 2014 or December 31, 2013.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31,	December 31,
	2014	2013
Deferred tax assets
Allowance for loan losses	$7,134	$7,279
Nonaccrual loan interest	833	782
Valuation allowance on other real estate owned	5,257	5,847
Net operating loss carryforward	1,333	1,743
Unrealized loss on securities available for sale	656	1,053
Other	1,716	1,808
Gross deferred tax assets	16,929	18,512
Valuation allowance	---	---
Total net deferred tax assets	16,929	18,512

Deferred tax liabilities
Depreciation	(1,604)	(1,620)
Prepaid expenses	(308)	(308)
Other	(391)	(384)
Gross deferred tax liabilities	(2,303)	(2,312)
Net deferred tax asset	$14,626	$16,200

At March 31, 2014, we had U.S. federal net operating loss carry forwards of $3.8 million that expire through 2030.

There were no unrecognized tax benefits at March 31, 2014 or December 31, 2013 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2011.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2014	December 31, 2013
Commitments to make loans	$100,737	$87,513
Letters of credit	11,168	10,774
Unused lines of credit	315,772	313,232

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $11.2 million and $14.7 million at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, approximately 31% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  On January 27, 2014, our former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against us claiming that we breached an alleged employment agreement pursuant to which he claims entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  Mr. Smith’s complaint seeks damages in an unspecified amount in excess of $25,000.  We are vigorously contesting the action.  As of March 31, 2014, there were no other material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2014 and December 31, 2013, actual capital levels and minimum required levels were (in thousands):

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2014
Total capital (to risk weighted assets)
Consolidated	$177,865	16.1%	$88,307	8.0%	N/	A	N/	A
Bank	176,924	16.0	88,464	8.0	$110,581		10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	163,986	14.9	44,154	4.0	N/	A	N/	A
Bank	163,021	14.7	44,232	4.0	66,348		6.0
Tier 1 capital (to average assets)
Consolidated	163,986	11.1	59,312	4.0	N/	A	N/	A
Bank	163,021	11.0	59,317	4.0	74,146		5.0

December 31, 2013
Total capital (to risk weighted assets)
Consolidated	$174,433	15.7%	$88,915	8.0%	N/	A	N/	A
Bank	171,811	15.4	88,968	8.0	$111,210		10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	160,455	14.4	44,457	4.0	N/	A	N/	A
Bank	157,825	14.2	44,484	4.0	66,726		6.0
Tier 1 capital (to average assets)
Consolidated	160,455	10.6	60,482	4.0	N/	A	N/	A
Bank	157,825	10.5	60,407	4.0	75,509		5.0

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2014 and December 31, 2013, respectively, qualified as Tier 1 capital. Refer to our 2013 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2014 and December 31, 2013.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at March 31, 2014, we believe implementation of the new rule will have no material impact on our capital needs.

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

At March 31, 2014, we had total assets of $1.49 billion, total loans of $1.03 billion, total deposits of $1.22 billion and shareholders' equity of $135.2 million.  During the first quarter of 2014, we recognized net income of $2.6 million compared to net income of $2.5 million in the first quarter of 2013.  As of March 31, 2014, the Company’s and the Bank’s risk-based regulatory capital ratios were among the highest in the Company’s history.  The Bank was categorized as “well capitalized” at March 31, 2014.

By the end of 2013, we had resolved all regulatory actions and resumed payment of interest on our trust preferred securities and completed an exchange of all of our outstanding preferred stock for common shares and cash, at the election of the holder.  With these actions completed, we paid a dividend of $0.02 per share on March 28, 2014 to shareholders of record on March 7, 2014 after a hiatus of over five years.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended March 31, 2014 was $2.6 million, compared to net income of $2.5 million in the first quarter of 2013. Net income per common share on a diluted basis was $0.08 for the first quarter of 2014 and $0.09 for the first quarter of 2013.

The increase in earnings in the first quarter of 2014 compared to the first quarter of 2013 was due to continued reductions in our nonperforming asset expenses.  Nonperforming asset expenses (including administration costs and losses) were $471,000 for the first quarter of 2014 compared to $961,000 for the first quarter of 2013.  In addition, we took a larger negative provision in the first quarter of 2014 than in 2013.  The provision for loan losses was a negative $1.0 million for the three month period ended March 31, 2014 compared to a negative $750,000 for the same period in 2013.  We again were in a net loan recovery position for the first quarter of 2014, with $585,000 in net loan recoveries, compared to $498,000 in net loan recoveries in the first quarter of 2013.  These improvements more than offset the impact of the lower level of gains on sales of residential mortgages, which declined from $825,000 in the first quarter of 2013 to $258,000 in the first quarter of 2014.  Lost interest from elevated levels of nonperforming assets was approximately $570,000 for the three months ended March 31, 2014 compared to $728,000 for the three months ended March 31, 2013.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $10.5 million for both the first quarter of 2014 and the first quarter of 2013.

The net interest income was positively impacted in the first quarter of 2014 due in part to a one-time recovery of interest of $337,000 on a previously charged off loan as well as a reduction in interest paid on deposits, which declined 14 basis points in the first quarter of 2014 compared to the same period in 2013.  Our average yield on earning assets for the first quarter of 2014 decreased 13 basis points compared to the same period in 2013 from 3.72% to 3.59%. Average interest earning assets totaled $1.35 billion for the first quarters of 2014 and 2013. The net interest margin was 3.15% for the first quarter of 2014 compared to 3.14% for the first quarter of 2013. While net interest margin was virtually unchanged, offsetting dynamics influenced the margin as follows.  An increase of $40.8 million in average securities between periods partially mitigated the impact of reduction in average loan yield from 4.42% in the first quarter of 2013 to 4.22% in the first quarter of 2014.

The decrease in yields on interest earning assets for the three month period ended March 31, 2014 was due primarily to the mix in our earning assets. Average securities increased $40.8 million while average loan balances decreased $17.0 million.  A one-time recovery of interest on a previously charged off loan partially offset the decreases in the yield on our commercial, residential and consumer loan portfolios, which have continued to reprice at lower levels in the generally low rate environment during this period. Our margin has been negatively impacted by our decision to hold significant balances in liquid and short-term investments during the past three years. As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The cost of funds decreased 16 basis points to 0.58% in the first quarter of 2014 from 0.74% in the same period in 2013. A decrease in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index
The following table shows an analysis of net interest margin for the three month periods ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$118,299	$500	1.68%	$102,318	$428	1.67%
Tax-exempt securities (1)	49,750	255	3.23%	24,889	142	3.73%
Loans (2)	1,038,624	10,943	4.22%	1,055,578	11,668	4.42%
Federal Home Loan Bank stock	11,236	156	5.55%	11,236	99	3.52%
Federal funds sold and other short-term investments	132,062	116	0.35%	154,682	96	0.25%
Total interest earning assets (1)	1,349,971	11,970	3.59%	1,348,703	12,433	3.72%

Noninterest earning assets:
Cash and due from banks	25,173			21,615
Other	118,057			136,404
Total assets	$1,493,201			$1,506,722

Liabilities
Deposits:
Interest bearing demand	$279,825	78	0.12%	$257,241	81	0.12%
Savings and money market accounts	470,962	317	0.27%	483,091	548	0.46%
Time deposits	149,503	345	0.94%	188,513	457	0.98%
Borrowings:
Other borrowed funds	89,788	431	1.92%	93,252	495	2.12%
Long-term debt	41,238	324	3.15%	41,238	369	3.58%
Total interest bearing liabilities	1,031,316	1,495	0.58%	1,063,335	1,950	0.74%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	323,638			303,644
Other noninterest bearing liabilities	3,759			7,802
Shareholders' equity	134,488			131,941
Total liabilities and shareholders' equity	$1,493,201			$1,506,722

Net interest income		$10,475			$10,483

Net interest spread (1)			3.01%			2.98%
Net interest margin (1)			3.15%			3.14%
Ratio of average interest earning assets to average interest bearing liabilities	130.90%			126.84%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $12.5 million and $15.4 million for the three months ended March 31, 2014 and 2013.

Index
Provision for Loan Losses: The provision for loan losses for the first quarter of 2014 was a negative $1.0 million compared to a negative $750,000 for the first quarter of 2013.  The negative provision for loan losses for both periods was caused by stabilizing real estate values on problem credits, continued shrinkage in the overall loan portfolio and net loan recoveries of $585,000 in the first quarter of 2014 and $498,000 in the first quarter of 2013.  At March 31, 2014, we had experienced net loan recoveries in four of the past five quarters.

Net loan recoveries were $585,000 in the first quarter of 2014 compared to net loan recoveries of $498,000 for the first quarter of 2013. In the first quarter of 2014, we had $82,000 in charge-offs, compared to $642,000 in the first quarter of 2013.  The charge-offs for each period were largely driven by declines in the value of real estate securing our loans. The pace of the decline in real estate values, however, has been slowing, translating into a decline in charge-offs. We are also experiencing positive results from our collection efforts with loan recoveries increasing as evidenced by our net loan recovery positions in the first quarters of 2013 and 2014.  Loan recoveries were $667,000 for the first quarter of 2014 and $1.1 million for the same period in 2013.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three month period ended March 31, 2014 decreased to $3.5 million compared to $4.0 million for the same period in 2013. The components of noninterest income are shown in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Service charges and fees on deposit accounts	$991	$952
Net gains on mortgage loans	258	825
Trust fees	631	588
Gain as sales of securities	10	20
ATM and debit card fees	1,052	976
Bank owned life insurance (“BOLI”) income	154	170
Investment services fees	245	215
Other income	169	217
Total noninterest income	$3,510	$3,963

Service charges on deposit accounts increased for the three month period ended March 31, 2014 due to changes in our pricing of certain deposit related services.  Trust fees and investment service fees were also up in the first quarter of 2014 due to investment market improvement.  ATM and debit card fees increased over 2013 due to higher level of usage from our customers in the first quarter of 2014, partially due to our rollout of the uChoose Rewards incentive program.  These increases were offset by a significant reduction in gains on sales of mortgage loans for the first quarter of 2014 due to a decrease in our residential mortgage loan origination volume.  This volume decreased as a result of market increases in mortgage loan rates in the quarter.  We also recognized a reduction in other income, due to lower level of rental income on other real estate owned, as we continued to reduce our holdings of such properties.

Index
Noninterest Expense: Noninterest expense decreased to $11.2 million for the three month period ended March 31, 2014, from $11.6 million for the same period in 2013. The components of noninterest expense are shown in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Salaries and benefits	$5,823	$5,794
Occupancy of premises	1,008	946
Furniture and equipment	840	749
Legal and professional	205	189
Marketing and promotion	239	247
Data processing	589	546
FDIC assessment	328	471
Interchange and other card expense	271	291
Bond and D&O insurance	163	186
Administration and disposition of problem assets	471	961
Outside services	417	369
Other noninterest expense	815	832
Total noninterest expense	$11,169	$11,581

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased slightly in the first quarter of 2014 from the first quarter of 2013. We had 354 full-time equivalent employees at March 31, 2014 compared to 365 at March 31, 2013. The increased expense for the first quarter of 2014 was primarily attributable to a higher level of 401(k) plan matching contributions and expenses associated with restricted stock vesting.

Over the past several years, the next largest noninterest expense has been our cost related to administration and disposition of problem assets. Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced significant decreases in each of these expense categories in the first quarter of 2014 compared to the same period in the prior year.

These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Legal and professional – nonperforming assets	$102	$166
Repossessed and foreclosed property administration	555	736
Net (gains) losses on repossessed and foreclosed properties	(186)	59
Total	$471	$961

Losses on repossessed assets and foreclosed properties decreased significantly for the three month period ended March 31, 2014, decreasing $245,000 from the same period in 2013.  The writedowns for each period have largely been driven by declines in the value of real estate. The pace of the decline in real estate values, however, has been slowing, translating into a decline in writedowns. During the first quarter of 2014, we realized net gains on sales of foreclosed properties of $484,000, more than offsetting the $298,000 in valuation writedowns during the quarter.

Costs associated with administration and disposition of problem assets decreased due to the decrease in the level of other real estate owned. Other real estate owned decreased from $51.6 million at March 31, 2013 to $34.0 million at March 31, 2014.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

Index
FDIC assessments decreased by $143,000 to $328,000 for the first quarter of 2014 compared to $471,000 for the first quarter of 2013 as a result of the first quarter of 2014 including the full effect of the change in our assessment category resulting from the termination of our previous regulatory orders.

Federal Income Tax Expense: We recorded $1.2 million in federal income tax expense for the three month period ended March 31, 2014 compared to $1.1 million in the same period in 2013.  At December 31, 2012 and since that time, we have concluded that a valuation allowance on our deferred tax asset was not required.  As a result, the financial results for the first quarter of 2014 reflect federal income tax expense, at an effective tax rate of 30.85% compared to 31.59% for first quarter of 2013.

FINANCIAL CONDITION

Summary:  Due to the continuing soft economic conditions, we have been focused on improving our loan portfolio, reducing exposure in higher loan concentration types, and improving our financial condition through increased liquidity, diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   We have experienced positive results in each of these areas over the past four years.

Total assets were $1.49 billion at March 31, 2014, a decrease of $26.5 million from $1.52 billion at December 31, 2013. This change reflected increases of $13.7 million in securities available for sale and $7.5 million of interest-bearing time deposits in other financial institutions, offset by declines of $29.6 million in cash and equivalents and $12.3 million in our loan portfolio. Total deposits declined by $33.0 million due to normal seasonal deposit usage and other borrowed funds were down by $1.2 million at March 31, 2014 compared to December 31, 2013.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $127.3 million at March 31, 2014 compared to $156.9 million at December 31, 2013. The $29.6 million decrease was primarily the result of normal outflow of the seasonal build-up in deposits we typically experience toward year end.  These balances have also been elevated due to high short term balances maintained by our large deposit customers.  We expect our balances of short term investments to remain elevated until loan demand materially increases and more attractive investment opportunities emerge.

Interest-bearing Time Deposits with Other Financial Institutions: We opened two time deposit accounts with our primary correspondent bank in the first quarter of 2013, each in equal amounts totaling $25.0 million.  One of these deposits matured in March 2014 and the other matures in September 2014.  We opened another time deposit of $20.0 million in the first quarter of 2014 which matures in February 2016.  These time deposits provide a higher interest rate than federal funds sold or other short-term investments.

Securities Available for Sale: Securities available for sale were $153.3 million at March 31, 2014 compared to $139.7 million at December 31, 2013. We began rebuilding our investment portfolio during the second quarter of 2011. The balance at March 31, 2014 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio.

Portfolio Loans and Asset Quality: Total portfolio loans declined by $12.3 million in the first quarter of 2014 and were $1.03 billion at March 31, 2014 compared to $1.04 billion at December 31, 2013. During the first quarter of 2014, our commercial portfolio decreased by $11.3 million while our consumer portfolio decreased by $2.3 million and our residential mortgage portfolio increased by $1.3 million.  We have been focusing efforts to increase our consumer and residential mortgage portfolio segments to further diversify our credit risk.

Our commercial loan portfolio balances declined in recent years reflecting the continuing weak economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized.  During the fourth quarter of 2012, we achieved growth in our commercial loan portfolio for the first time since the fourth quarter of 2008 and balances held relatively steady since, with much of the reduction in balances due to resolution of problem credits.  We believe we are poised for high quality loan portfolio growth in 2014.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 71% of the total loan portfolio at March 31, 2014 and 72% at December 31, 2013. Residential mortgage and consumer loans comprised approximately 29% of total loans at March 31, 2014 and 28% at December 31, 2013.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2014		December 31, 2013
		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial real estate: (1)
Residential developed	$15,204	1.5%	$18,130	1.8%
Unsecured to residential developers	7,112	0.7	7,315	0.7
Vacant and unimproved	44,538	4.4	42,988	4.1
Commercial development	2,236	0.2	2,434	0.2
Residential improved	73,341	7.1	76,294	7.3
Commercial improved	244,261	23.7	247,195	23.7
Manufacturing and industrial	76,505	7.4	77,984	7.5
Total commercial real estate	463,197	45.0	472,340	45.3
Commercial and industrial	271,924	26.4%	274,099	26.3%
Total commercial	735,121	71.4	746,439	71.6

Consumer
Residential mortgage	189,926	18.4	188,648	18.1
Unsecured	1,285	0.1	1,337	0.1
Home equity	94,148	9.2	95,961	9.2
Other secured	9,631	0.9	9,992	1.0
Total consumer	294,990	28.6	295,938	28.4
Total loans	$1,030,111	100.0%	$1,042,377	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 45% of the total loan portfolio at March 31, 2014 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $9.1 million since December 31, 2013. Our commercial and industrial loan portfolio decreased by $2.2 million to $271.9 million at March 31, 2014 and represented 26% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18.4% of portfolio loans at March 31, 2014 and 18.1% at December 31, 2013 as we continue to execute our strategy to diversify our credit risk from commercial real estate.  A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

We have not yet had to repurchase any residential mortgage loans sold; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.  During 2014, we expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans with variable interest rates) in an effort continue to diversify our credit risk and deploy our excess liquidity.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans decreased by $2.2 million to $105.1 million at March 31, 2014 from $107.3 million at December 31, 2013.  Consumer loans comprised approximately 10% of our portfolio loans at March 31, 2014 and 10% at December 31, 2013.

Index
The following table shows our loan origination activity for portfolio loans during the first quarter of 2014, broken out by loan type and also shows average originated loan size (dollars in thousands):

		Percent of
	Portfolio	Total	Average
	Originations	Originations	Loan Size
Commercial real estate:
Residential developed	$288	0.3%	$96
Unsecured to residential developers	---	---	---
Vacant and unimproved	1,243	1.2	414
Commercial development	---	---	---
Residential improved	8,995	9.0	200
Commercial improved	21,803	21.9	752
Manufacturing and industrial	5,719	5.7	715
Total commercial real estate	38,048	38.1	432
Commercial and industrial	46,658	46.8	35
Total commercial	84,706	84.9	60

Consumer
Residential mortgage	10,273	10.3	245
Unsecured	65	0.1	9
Home equity	4,072	4.1	55
Other secured	663	0.6	16
Total consumer	15,073	15.1	92
Total loans	$99,779	100.0%	63

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2014, nonperforming assets totaled $49.6 million compared to $49.2 million at December 31, 2013. Additions to other real estate owned in the first quarter of 2014 were $554,000.  Based on the loans currently in their redemption period, we expect a low level of loans moving into other real estate owned in 2014 compared to recent years.  Proceeds from sales of foreclosed properties were $3.5 million in the first quarter of 2014 resulting in a net gain of $484,000. This is an increase from the volume of sales in the first quarter of 2013, when we experienced proceeds of $2.2 million and realized a net gain of $320,000.  We expect the level of sales of foreclosed properties for the remainder of 2014 to be similar to the levels experienced in the first quarter of 2014.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2014, nonperforming loans totaled $15.5 million, or 1.51% of total portfolio loans, compared to $12.3 million, or 1.18% of total portfolio loans, at December 31, 2013.

Loans for development or sale of 1-4 family residential properties comprised approximately $2.2 million, or 14.2% of total nonperforming loans, at March 31, 2014 compared to $2.6 million, or 21.0% of total nonperforming loans, at December 31, 2013. The remaining balance of nonperforming loans at March 31, 2014 consisted of $4.1 million of commercial real estate loans secured by various types of non-residential real estate, $8.1 million of commercial and industrial loans, and $1.1 million of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $34.0 million at March 31, 2014 and $36.8 million at December 31, 2013. Of the balance at March 31, 2014, there were 76 commercial real estate properties totaling approximately $32.0 million. The remaining balance was comprised of 20 residential properties totaling approximately $2.0 million.  Three commercial real estate properties comprised $13.1 million, or 38%, of total other real estate owned at March 31, 2014.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

Index
At March 31, 2014, our foreclosed asset portfolio had a weighted average age held in portfolio of 3.28 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2014 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property Type	Carrying Value at March 31, 2014	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$1,476	6.72%	33.83%
Residential Lot	516	27.13	46.83
Multi-Family	---	---	---
Vacant Land	5,383	33.73	49.88
Residential Development	9,914	44.59	78.21
Commercial Office	1,677	31.71	54.40
Commercial Industrial	85	47.96	67.19
Commercial Improved	14,984	24.36	38.55
	$34,035	32.91	60.96

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31,	December 31,
	2014	2013
Nonaccrual loans	$14,784	$12,182
Loans 90 days past due and still accruing	764	153
Total nonperforming loans (NPLs)	15,548	12,335
Foreclosed assets	34,035	36,796
Repossessed assets	42	40
Total nonperforming assets (NPAs)	49,625	49,171
Accruing restructured loans (ARLs) (1)	57,137	57,790
Total NPAs and ARLs	$106,762	$106,961

NPLs to total loans	1.51%	1.18%
NPAs to total assets	3.33%	3.24%

(1)	Comprised of approximately $43.0 million and $43.6 million of commercial loans and $14.1 million and $14.2 million of consumer loans whose terms have been restructured at March 31, 2014 and December 31, 2013, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at March 31, 2014 was $20.4 million, a decrease of $415,000, compared to $20.8 million at December 31, 2013. The balance of the allowance for loan losses represented 1.98% of total portfolio loans at March 31, 2014 compared to 2.00% of total portfolio loans at December 31, 2013.  The allowance for loan losses to nonperforming loan coverage ratio decreased from 168.61% at December 31, 2013 to 131.10% at March 31, 2014.

Index
The table below shows the changes in these metrics over the past five quarters:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2014	2013	2013	2013	2013
Commercial loans	$735.1	$746.4	$735.1	$722.4	$756.7
Nonperforming loans	15.5	12.3	10.2	10.8	14.2
Other real estate owned and repo assets	34.1	36.8	42.8	45.8	51.6
Total nonperforming assets	49.6	49.2	53.0	56.6	65.8
Net charge-offs (recoveries)	(0.6)	(0.5)	(0.5)	0.2	(0.5)
Total delinquencies	6.6	5.5	7.8	6.7	6.6

Nonperforming loans continually declined since the first quarter of 2010 to $10.2 million at September 30, 2013.  These balances increased $2.1 million in the fourth quarter of 2013 and $3.2 million in the first quarter of 2014, due to seasonal draws on one nonperforming loan.  We expect these balances to pay back down in the second quarter of 2014.  As discussed earlier, we have had net loan recoveries in several quarters over the last two years and in four of the last five quarters.  Our total delinquencies have continued to stabilize and were $6.6 million at March 31, 2013 and March 31, 2014.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The allowance for loan losses decreased $415,000 in the first quarter of 2014 due to a negative provision for loan losses of $1.0 million for the three months ended March 31, 2014 compared to a negative $750,000 for the same period of 2013.  Net loan recoveries were $585,000 for the three months ended March 31, 2014, compared to net recoveries of $498,000 for the same period in 2013. The ratio of net charge-offs to average loans was -0.23% on an annualized basis for the first quarter of 2014, compared to -0.20% for the fourth quarter of 2013 and -0.19% for the first quarter of 2013.

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

Overall, impaired loans were stable at $71.2 million at March 31, 2014 compared to $68.9 million at December 31, 2013.  The specific allowance for impaired loans increased $124,000 to $4.0 million, compared to $3.9 million at December 31, 2013.  The specific allowance for impaired loans represented 5.6% of total impaired loans at March 31, 2014 and December 31, 2013.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.  As TDRs are also considered impaired, this increased our impaired loan balance for each period presented as most of our classified loans renewed in each time period.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans decreased to $13.3 million at March 31, 2014 compared to $14.2 million at December 31, 2013.  This resulted in a general reserve percentage allocated at March 31, 2014 of 1.97% of commercial loans, a slight decrease from 2.03% at December 31, 2013.  The qualitative component of our general allowance allocated to commercial loans decreased from $13.9 million at December 31, 2013 to $13.2 million at March 31, 2014.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at March 31, 2014 and $2.8 million at December 31, 2013.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $53.6 million at March 31, 2014 and was unchanged from December 31, 2013 as capital additions were offset by depreciation of current facilities during the first quarter of 2014.

Deposits and Other Borrowings: Total deposits decreased $33.0 million to $1.22 billion at March 31, 2014, as compared to $1.25 billion at December 31, 2013.  Non-interest checking account balances decreased $2.2 million during the first quarter of 2014.  Interest bearing demand account balances decreased $14.5 million and savings and money market account balances decreased $8.8 million in the first quarter of 2014.  We decreased higher costing certificates of deposits by $7.5 million in the first quarter of 2014.  The reductions in balances of checking accounts was caused by normal seasonal outflows and are consistent with previous years’ first quarter activity.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 28% of total deposits at March 31, 2014 and December 31, 2013.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid and insured account types.  Interest bearing demand, including money market and savings accounts, comprised 60% of total deposits at March 31, 2014 and December 31, 2013. Time accounts as a percentage of total deposits were 12% at March 31, 2014 December 31, 2013.

Borrowed funds totaled $130.0 million at March 31, 2014, including $88.8 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $131.2 million at December 31, 2013, including $90.0 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $1.2 million in the first quarter of 2014 as a result of an annual payment on an amortizing Federal Home Loan Bank advance.

CAPITAL RESOURCES

Total shareholders' equity of $135.2 million at March 31, 2014 increased $2.7 million from $132.5 million at December 31, 2013. The increase was primarily a result of net income of $2.6 million earned in the first quarter of 2014 and a reduction of $737,000 in accumulated other comprehensive loss, partially offset by the payment of $677,000 in cash dividends to shareholders on March 28, 2014 and costs associated with our preferred stock exchange.

At the end of the first quarter 2014, our regulatory capital ratios were at levels among the highest in the Company’s history.  The Bank was categorized as “well capitalized” at March 31, 2014. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	March 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	March 31, 2013
Total capital to risk weighted assets	16.1%	15.7%	16.0%	16.1%	15.4%
Tier 1 capital to average assets	11.1	10.6	10.9	10.9	10.5

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2014 qualified as Tier 1 capital. The ratios have increased each quarter since March 31, 2010 due to declines in risk weighted assets, positive earnings for each quarter and the stock offering completed in the second quarter of 2011.

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

In the wake of the recession in 2008 and 2009, the Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, by $1.8 million in 2013, and by another $1.2 million in the first quarter of 2014.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2014, the Bank held $92.7 million of federal funds sold and other short-term investments and $32.5 million in time deposits with other financial institutions with maturities of less than 24 months.  In addition, the Bank’s borrowing capacity from correspondent banks has been improved and was approximately $192.4 million as of March 31, 2014.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2014.

	Less than					More than
(Dollars in thousands)	1 year	1-3 years		3-5 years		5 years
Long term debt	$ ---	$	---	$	---	$41,238
Time deposit maturities	81,615		53,235		5,919	---
Other borrowed funds	---		20,000		68,774	---
Total	$81,615		$73,235		$74,693	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2014, we had a total of $315.8 million in unused lines of credit, $100.7 million in unfunded loan commitments and $11.1 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In December 2013, the Bank paid a dividend of $5.0 million to the Company in anticipation of the preferred stock exchange, in which the Company paid a total of $4.8 million in cash as a part of the transaction.  In March 2014, the Bank paid a dividend of $900,000 to the Company in anticipation of the common share cash dividend of $0.02 per share paid on March 28, 2014 to shareholders of record on March 7, 2014.  The cash distributed for this cash dividend payment totaled $677,000.  The Company retained the remaining balance for general corporate purposes.  At March 31, 2014, the Bank had a retained earnings balance of $11.5 million.

Index
During the first quarter of 2014, the Company also received a payment from the Bank totaling $1.9 million, representing the Bank’s intercompany tax liability for the 2013 tax year in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at March 31, 2014 was $2.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first quarter of 2014.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2014, we had gross deferred tax assets of $16.9 million, gross deferred tax liabilities of $2.3 million resulting in a net deferred tax asset of $14.6 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we would be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first quarter of 2014, we again concluded at March 31, 2014 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2014 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$155,223	(1.47)%	$42,738	2.52%
Interest rates up 100 basis points	158,138	0.38	42,279	1.41
No change	157,541	---	41,689	---
Interest rates down 100 basis points	151,467	(3.86)	41,588	(0.24)
Interest rates down 200 basis points	151,520	(3.82)	41,316	(0.90)

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

Index
Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2014, the end of the period covered by this report.

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

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on April 28, 2011 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.

3.2	Bylaws. Previously filed with the Commission on November 24, 2009 in Macatawa Bank Corporation's Current Report on Form 8-K, Exhibit 3.1. Here incorporated by reference.

4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.

4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.

4.3	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009.

4.4
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

Dated: April 24, 2014