Form 10-Q
period 2014-06-30
MACATAWA BANK CORP
filed 2014-07-24
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,788,431 shares of the Company's Common Stock (no par value) were outstanding as of July 24, 2014.

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

INDEX

		Page
		Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	51

	Item 4.
	Controls and Procedures	52

Part II.	Other Information:

	Item 6.
	Exhibits	53

Signatures		54

Index
Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$37,533	$38,714
Federal funds sold and other short-term investments	80,432	118,178
Cash and cash equivalents	117,965	156,892
Interest-bearing time deposits in other financial institutions	32,500	25,000
Securities available for sale, at fair value	152,227	139,659
Securities held to maturity (fair value 2014 - $19,184 and 2013 - $19,278)	19,123	19,248
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	1,409	1,915
Total loans	1,043,529	1,042,377
Allowance for loan losses	(20,049)	(20,798)
Net loans	1,023,480	1,021,579
Premises and equipment – net	53,308	53,641
Accrued interest receivable	3,264	3,231
Bank-owned life insurance	27,845	27,517
Other real estate owned	31,523	36,796
Net deferred tax asset	13,053	16,200
Other assets	4,209	4,491
Total assets	$1,491,142	$1,517,405

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$383,102	$344,550
Interest-bearing	832,622	905,184
Total deposits	1,215,724	1,249,734
Other borrowed funds	88,774	89,991
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	7,314	3,920
Total liabilities	1,353,050	1,384,883

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,788,431 shares issued and outstanding at June 30, 2014 and 33,801,097 shares issued and outstanding at December 31, 2013	216,308	216,263
Retained deficit	(77,745)	(81,786)
Accumulated other comprehensive income (loss)	(471)	(1,955)
Total shareholders' equity	138,092	132,522
Total liabilities and shareholders' equity	$1,491,142	$1,517,405

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2014 and 2013
(unaudited)
(Dollars in thousands, except per share data)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$10,547	$11,493	$21,491	$23,161
Securities
Taxable	499	448	998	877
Tax-exempt	264	155	519	296
FHLB Stock	104	97	260	196
Federal funds sold and other short-term investments	114	114	230	210
Total interest income	11,528	12,307	23,498	24,740
Interest expense
Deposits	620	982	1,360	2,067
Other borrowings	426	444	857	894
Subordinated and long-term debt	326	418	650	832
Total interest expense	1,372	1,844	2,867	3,793
Net interest income	10,156	10,463	20,631	20,947
Provision for loan losses	(1,000)	(1,000)	(2,000)	(1,750)
Net interest income after provision for loan losses	11,156	11,463	22,631	22,697
Noninterest income
Service charges and fees	1,065	1,017	2,056	1,969
Net gains on mortgage loans	468	708	726	1,533
Trust fees	701	625	1,332	1,213
ATM and debit card fees	1,203	1,132	2,255	2,109
Gain on sales of securities	41	61	51	80
Other	590	668	1,158	1,270
Total noninterest income	4,068	4,211	7,578	8,174
Noninterest expense
Salaries and benefits	5,544	5,732	11,367	11,525
Occupancy of premises	932	905	1,940	1,851
Furniture and equipment	751	845	1,591	1,595
Legal and professional	238	183	443	373
Marketing and promotion	238	246	477	492
Data processing	583	589	1,172	1,135
FDIC assessment	320	345	647	817
Interchange and other card expense	265	361	537	652
Bond and D&O Insurance	163	183	327	368
Net losses on repossessed and foreclosed properties	371	294	185	353
Administration and disposition of problem assets	516	1,005	1,172	1,908
Other	1,317	1,187	2,550	2,387
Total noninterest expenses	11,238	11,875	22,408	23,456
Income before income tax	3,986	3,799	7,801	7,415
Income tax expense	1,231	1,196	2,408	2,338
Net income	$2,755	$2,603	$5,393	$5,077
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$2,755	$2,603	$5,393	$5,077

Basic earnings per common share	$0.08	$0.10	$0.16	$0.19
Diluted earnings per common share	$0.08	$0.10	$0.16	$0.19
Cash dividends per common share	$0.02	$ ---	$0.04	$ ---

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net income	$2,755	$2,603	$5,393	$5,077

Other comprehensive income (loss):

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	1,190	(3,460)	2,334	(3,603)
Tax effect	(416)	1,211	(817)	1,261
Net change in unrealized gains (losses) on securities available for sale, net of tax	774	(2,249)	1,517	(2,342)

Less: reclassification adjustments:
Reclassification for gains included in net income	41	61	51	80
Tax effect	(14)	(21)	(18)	(28)
Reclassification for gains included in net income, net of tax	27	40	33	52

Other comprehensive income (loss), net of tax	747	(2,289)	1,484	(2,394)

Comprehensive income	$3,502	$314	$6,877	$2,683

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2014 and 2013
(unaudited)
(Dollars in thousands, except per share data)

							Accumulated
							Other	Total
	Preferred Stock				Common	Retained	Comprehensive	Shareholders'
	Series A		Series B		Stock	Deficit	Income (Loss)	Equity
Balance, January 1, 2013		$30,604		$2,560	$187,718	$(91,335)	$960	$130,507
Net income for the six months ended June 30, 2013						5,077		5,077
Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of Common Stock				(300)	300			---
Net change in unrealized gain (loss) on securities available for sale, net of tax							(2,394)	(2,394)
Stock compensation expense					62			62
Balance, June 30, 2013		$30,604		$2,260	$188,080	$(86,258)	$(1,434)	$133,252

Balance, January 1, 2014	$	---	$	---	$216,263	$(81,786)	$(1,955)	$132,522
Net income for the six months ended June 30, 2014						5,393		5,393
Common stock issuance costs					(102)			(102)
Cash dividends at $.04 per share						(1,352)		(1,352)
Net change in unrealized gain (loss) on securities available for sale, net of tax							1,484	1,484
Stock compensation expense					147			147
Balance, June 30, 2014	$	---	$	---	$216,308	$(77,745)	$(471)	$138,092

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities
Net income	$5,393	$5,077
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,558	1,452
Stock compensation expense	147	62
Provision for loan losses	(2,000)	(1,750)
Origination of loans for sale	(26,760)	(63,160)
Proceeds from sales of loans originated for sale	27,992	68,270
Net gains on mortgage loans	(726)	(1,533)
Gain on sales of securities	(51)	(80)
Write-down of other real estate	661	967
Net gain on sales of other real estate	(476)	(614)
Decrease in net deferred tax asset	2,348	2,283
Decrease (increase) in accrued interest receivable and other assets	249	(964)
Earnings in bank-owned life insurance	(328)	(358)
Increase in accrued expenses and other liabilities	2,841	2,838
Net cash from operating activities	10,848	12,490

Cash flows from investing activities
Loan originations and payments, net	(2,175)	36,966
Change in interest-bearing deposits in other financial institutions	(7,500)	(25,000)
Purchases of securities available for sale	(21,210)	(27,049)
Purchases of securities held to maturity	---	(1,100)
Proceeds from:
Maturities and calls of securities available for sale	4,500	8,319
Sales of securities available for sale	5,164	3,778
Principal paydowns on securities	1,675	3,290
Sales of other real estate	7,362	8,138
Additions to premises and equipment	(910)	(889)
Net cash from investing activities	(13,094)	6,453

Cash flows from financing activities
Change in in-market deposits	(34,010)	(86,683)
Repayments of other borrowed funds	(1,217)	(1,164)
Cash dividends paid	(1,352)	---
Common stock issuance costs	(102)	---
Net cash from financing activities	(36,681)	(87,847)
Net change in cash and cash equivalents	(38,927)	(68,904)
Cash and cash equivalents at beginning of period	156,892	226,358
Cash and cash equivalents at end of period	$117,965	$157,454

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Month Periods Ended June 30, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Supplemental cash flow information
Interest paid	$2,873	$3,061
Income taxes paid	50	55
Supplemental noncash disclosures:
Transfers from loans to other real estate	2,274	2,754
Security settlement	(553)	(1,626)
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock	---	300

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

Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2014, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At June 30, 2014 and December 31, 2013, the total notional amount of such agreements was $20.0 million and resulted in derivative assets with fair values of $168,000 and $94,000, respectively, which were included in other assets and derivative liabilities of $168,000 and $94,000, respectively, which were included in other liabilities.

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
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in this Update change the requirements for reporting discontinued operations.  A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The amendments in this Update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position.  This Update also requires additional disclosures about discontinued operations including pretax profit or loss, and any ongoing involvement with the discontinued operation.   The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to be material.

FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update creates a new topic in the FASB Accounting Standards Codification® (ASC or Codification), Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The impact of adoption of this ASU by the Company is not expected to be material.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2014
Available for Sale:
U.S. Treasury and federal agency securities	$60,051	$68	$(744)	$59,375
U.S. Agency MBS and CMOs	18,459	42	(299)	18,202
Tax-exempt state and municipal bonds	34,899	235	(400)	34,734
Taxable state and municipal bonds	25,087	438	(112)	25,413
Corporate bonds and other debt securities	12,956	85	(32)	13,009
Other equity securities	1,500	---	(6)	1,494
	$152,952	$868	$(1,593)	$152,227
Held to Maturity
Tax-exempt state and municipal bonds	$19,123	$102	$(41)	$19,184

December 31, 2013
Available for Sale:
U.S. Treasury and federal agency securities	$55,701	$92	$(1,354)	$54,439
U. S. Agency MBS and CMOs	20,029	9	(673)	19,365
Tax-exempt state and municipal bonds	27,920	47	(1,118)	26,849
Taxable state and municipal bonds	26,306	307	(285)	26,328
Corporate bonds and other debt securities	11,211	64	(63)	11,212
Other equity securities	1,500	---	(34)	1,466
	$142,667	$519	$(3,527)	$139,659
Held to Maturity:
Tax-exempt state and municipal bonds	$19,248	$46	$(16)	$19,278

Proceeds from the sale of securities available for sale were $4.6 million in the three month period ended June 30, 2014 and $5.2 million in the six month period ended June 30, 2014 resulting in net gains on sale of $41,000 and $51,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $41,000 ($27,000 net of tax) and $51,000 ($33,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the three and six month periods ended June 30, 2014.   Proceeds from the sale of securities available for sale were $3.2 million in the three month period ended June 30, 2013 and $3.8 million in the six month period ended June 30, 2013 resulting in net gains on sale of $61,000 and $80,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $61,000 ($40,000 net of tax) and $80,000 ($52,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the three and six month periods ended June 30, 2013.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at June 30, 2014 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,700	$12,700	$4,028	$4,062
Due from one to five years	630	632	70,537	70,788
Due from five to ten years	5,533	5,599	51,123	50,491
Due after ten years	260	253	25,764	25,392
	$19,123	$19,184	$151,452	$150,733

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$8,109	$(31)	$40,374	$(713)	$48,483	$(744)
U.S. Agency MBS and CMOs	4,298	(34)	10,599	(265)	14,897	(299)
Tax-exempt state and municipal bonds	21,946	(103)	13,104	(338)	35,050	(441)
Taxable state and municipal bonds	1,635	(4)	4,503	(108)	6,138	(112)
Corporate bonds and other debt securities	1,613	(6)	1,979	(26)	3,592	(32)
Other equity securities	---	---	1,500	(6)	1,500	(6)
Total temporarily impaired	$37,601	$(178)	$72,059	$(1,456)	$109,660	$(1,634)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$43,212	$(1,354)	$ ---	$ ---	$43,212	$(1,354)
U.S. Agency MBS and CMOs	18,494	(673)	---	---	18,494	(673)
Tax-exempt state and municipal bonds	21,359	(1,066)	831	(68)	22,190	(1,134)
Taxable state and municipal bonds	9,599	(256)	1,015	(29)	10,614	(285)
Corporate bonds and other debt securities	3,928	(63)	---	---	3,928	(63)
Other equity securities	1,466	(34)	---	---	1,466	(34)
Total temporarily impaired	$98,058	$(3,446)	$1,846	$(97)	$99,904	$(3,543)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the six month periods ended June 30, 2014 and 2013.

Securities with a carrying value of approximately $1.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2014 and December 31, 2013.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30,	December 31,
	2014	2013
Commercial and industrial	$284,152	$274,099

Commercial real estate:
Residential developed	15,859	18,130
Unsecured to residential developers	7,131	7,315
Vacant and unimproved	42,186	42,988
Commercial development	4,468	2,434
Residential improved	72,241	76,294
Commercial improved	246,414	247,195
Manufacturing and industrial	76,295	77,984
Total commercial real estate	464,594	472,340

Consumer
Residential mortgage	189,052	188,648
Unsecured	1,096	1,337
Home equity	94,484	95,961
Other secured	10,151	9,992
Total consumer	294,783	295,938

Total loans	1,043,529	1,042,377
Allowance for loan losses	(20,049)	(20,798)

	$1,023,480	$1,021,579

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

	Commercial and	Commercial
Three months ended June 30, 2014	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,087	$10,372	$3,875	$49	$20,383
Charge-offs	---	(23)	(69)	---	(92)
Recoveries	327	363	68	---	758
Provision for loan losses	307	(1,371)	59	5	(1,000)
Ending Balance	$6,721	$9,341	$3,933	$54	$20,049

	Commercial and	Commercial
Three months ended June 30, 2013	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,980	$13,358	$4,102	$47	$23,487
Charge-offs	(87)	(222)	(389)	---	(698)
Recoveries	71	310	78	---	459
Provision for loan losses	(362)	(1,122)	464	20	(1,000)
Ending Balance	$5,602	$12,324	$4,255	$67	$22,248

	Commercial and	Commercial
Six months ended June 30, 2014	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$10,868	$3,703	$53	$20,798
Charge-offs	(39)	(23)	(112)		(174)
Recoveries	366	953	106		1,425
Provision for loan losses	220	(2,457)	236	1	(2,000)
Ending Balance	$6,721	$9,341	$3,933	$54	$20,049

	Commercial and	Commercial
Six months ended June 30, 2013	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(249)	(459)	(633)	---	(1,341)
Recoveries	427	994	179	---	1,600
Provision for loan losses	(1,035)	(1,668)	922	31	(1,750)
Ending Balance	$5,602	$12,324	$4,255	$67	$22,248

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	Commercial and	Commercial
June 30, 2014	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$3,006	$839	$884	$	---	$4,729
Collectively evaluated for impairment	3,715	8,502	3,049		54	15,320
Total ending allowance balance	$6,721	$9,341	$3,933		$54	$20,049

Loans:
Individually reviewed for impairment	$10,371	$38,946	$14,547	$	---	$63,864
Collectively evaluated for impairment	273,781	425,648	280,236		---	979,665
Total ending loans balance	$284,152	$464,594	$294,783	$	---	$1,043,529

	Commercial and	Commercial
December 31, 2013	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,981	$1,008	$881	$	---	$3,870
Collectively evaluated for impairment	4,193	9,860	2,822		53	16,928
Total ending allowance balance	$6,174	$10,868	$3,703		$53	$20,798

Loans:
Individually reviewed for impairment	$13,155	$41,285	$14,483	$	---	$68,923
Collectively evaluated for impairment	260,944	431,055	281,455		---	973,454
Total ending loans balance	$274,099	$472,340	$295,938	$	---	$1,042,377

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014 (dollars in thousands):

	Unpaid
	Principal	Recorded	Allowance
June 30, 2014	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$2,892	$2,892	$	---

Commercial real estate:
Residential developed	4,358	3,425		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	263	263		---
Residential improved	1,453	1,453		---
Commercial improved	473	473		---
Manufacturing and industrial	253	253		---
	6,800	5,867		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$9,692	$8,759	$	---

With an allowance recorded:
Commercial and industrial	$7,479	$7,479		$3,006

Commercial real estate:
Residential developed	596	596		34
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,625	1,625		37
Commercial development	203	203		5
Residential improved	7,546	7,546		234
Commercial improved	18,102	18,102		454
Manufacturing and industrial	5,007	5,007		75
	33,079	33,079		839
Consumer:
Residential mortgage	9,577	9,577		582
Unsecured	---	---		---
Home equity	4,970	4,970		302
Other secured	---	---		---
	14,547	14,547		884
	$55,105	$55,105		$4,729

Total	$64,797	$63,864		$4,729

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2014 and 2013 (dollars in thousands):

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Average of impaired loans during the period:
Commercial and industrial	$11,908	$14,823	$13,096	$16,027

Commercial real estate:
Residential developed	4,085	6,553	4,308	6,841
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	1,650	3,031	1,735	3,339
Commercial development	483	14	505	15
Residential improved	9,863	11,678	10,141	12,102
Commercial improved	18,133	21,032	18,212	21,488
Manufacturing and industrial	6,404	6,136	6,562	6,577

Consumer	14,400	15,183	14,408	14,917

Interest income recognized during impairment:
Commercial and industrial	273	784	611	1,127
Commercial real estate	454	816	907	1,434
Consumer	137	137	269	260

Cash-basis interest income recognized
Commercial and industrial	276	599	615	935
Commercial real estate	471	879	922	1,469
Consumer	137	133	271	257

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013:

		Over 90
		days
June 30, 2014	Nonaccrual	Accruing

Commercial and industrial	$3,485	$ ---

Commercial real estate:
Residential developed	2,249	---
Unsecured to residential developers	---	---
Vacant and unimproved	---	---
Commercial development	29	---
Residential improved	925	---
Commercial improved	601	151
Manufacturing and industrial	---	---
	3,804	151
Consumer:
Residential mortgage	142	---
Unsecured	78	---
Home equity	326	79
Other secured	---	---
	546	79
Total	$7,835	$230

		Over 90
		days
December 31, 2013	Nonaccrual	Accruing

Commercial and industrial	$5,625	$ ---

Commercial real estate:
Residential developed	2,590	153
Unsecured to residential developers	---	---
Vacant and unimproved	---	---
Commercial development	23	---
Residential improved	429	---
Commercial improved	2,511	---
Manufacturing and industrial	---	---
	5,553	153
Consumer:
Residential mortgage	639	---
Unsecured	33	---
Home equity	332	---
Other secured	---	---
	1,004	---
Total	$12,182	$153

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
June 30, 2014	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$19	$121	$140	$284,012	$284,152

Commercial real estate:
Residential developed	---	1,968	1,968	13,891	15,859
Unsecured to residential developers	---	---	---	7,131	7,131
Vacant and unimproved	48	---	48	42,138	42,186
Commercial development	---	29	29	4,439	4,468
Residential improved	246	574	820	71,421	72,241
Commercial improved	381	434	815	245,599	246,414
Manufacturing and industrial	---	---	---	76,295	76,295
	675	3,005	3,680	460,914	464,594
Consumer:
Residential mortgage	664	141	805	188,247	189,052
Unsecured	66	---	66	1,030	1,096
Home equity	81	392	473	94,011	94,484
Other secured	12	---	12	10,139	10,151
	823	533	1,356	293,427	294,783
Total	$1,517	$3,659	$5,176	$1,038,353	$1,043,529

	30-90	Greater Than	Total	Loans Not
December 31, 2013	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$ ---	$ ---	$ ---	$274,099	$274,099

Commercial real estate:
Residential developed	143	2,296	2,439	15,691	18,130
Unsecured to residential developers	---	---	---	7,315	7,315
Vacant and unimproved	---	---	---	42,988	42,988
Commercial development	---	23	23	2,411	2,434
Residential improved	98	50	148	76,146	76,294
Commercial improved	438	2,056	2,494	244,701	247,195
Manufacturing and industrial	---	---	---	77,984	77,984
	679	4,425	5,104	467,236	472,340
Consumer:
Residential mortgage	78	---	78	188,570	188,648
Unsecured	9	---	9	1,328	1,337
Home equity	317	---	317	95,644	95,961
Other secured	12	---	12	9,980	9,992
	416	---	416	295,522	295,938
Total	$1,095	$4,425	$5,520	$1,036,857	$1,042,377

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $4,729,000 and $3,870,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2014 and December 31, 2013, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Typically, once a loan is identified as a TDR, it will retain that designation until it is paid off, since the restructured loans generally are not at market rates at the time of restructuring.  An exception to this would be a loan that is modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.  In general, when a loan is removed from TDR status it would no longer be considered impaired.  As a result, allowance allocations for loans removed from TDR status would be based on the historical based allocation for the applicable loan grade and loan class.  During the three and six months ended June 30, 2014 and throughout 2013, no loans were removed from TDR status.  Given the nature of the TDRs outstanding at June 30, 2014, it is unlikely that any such loans will be removed from TDR status in 2014.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	41	$9,851	43	$7,787
Commercial real estate	106	39,348	122	45,774
Consumer	106	14,585	106	14,531
	253	$63,784	271	$68,092

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following tables present information regarding troubled debt restructurings executed during the three month periods ended June 30, 2014 and 2013 (dollars in thousands):

Three Months Ended June 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	6		1,783		---
Consumer	1		70		---
	7		$1,853	$	---

Three Months Ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	2	$237	$	---
Commercial real estate	4	1,276		---
Consumer	7	448		---
	13	$1,961	$	---

The following tables present information regarding troubled debt restructurings executed during the six month periods ended June 30, 2014 and 2013 (dollars in thousands):

Six Months Ended June 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$60	$	---
Commercial real estate	10	4,046		---
Consumer	2	74		---
	13	$4,180	$	---

Six Months Ended June 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	3	$262	$	---
Commercial real estate	9	2,717		---
Consumer	30	5,469		1,770
	42	$8,448		$1,770

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended June 30, 2014 and 2013 that are not considered TDRs (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	133	$23,840	124	$18,526
Commercial real estate	61	17,328	103	40,047
Consumer	4	273	17	738
	198	$41,441	244	$59,311

The following table presents information regarding modifications and renewals executed during the six month periods ended June 30, 2014 and 2013 that are not considered TDRs (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	198	$39,824	210	$48,453
Commercial real estate	101	24,913	197	75,636
Consumer	12	1,275	28	932
	311	$66,012	435	$125,021

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended June 30, 2014 and 2013 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	---		---
Consumer	---		---	---		---

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the six month periods ended June 30, 2014 and 2013 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	1		131	---		---
Consumer	---		---	---		---

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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

As of June 30, 2014 and December 31, 2013, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

June 30, 2014	1	2	3	4	5	6	7	8
Commercial and industrial	$55	$12,777	$100,673	$155,099	$10,359	$1,704	$3,485	$	---

Commercial real estate:
Residential developed	---	---	1,686	5,033	6,015	876	2,249		---
Unsecured to residential developers	---	---	---	7,128	3	---	---		---
Vacant and unimproved	---	---	10,671	24,530	6,596	389	---		---
Commercial development	---	---	---	4,012	224	203	29		---
Residential improved	---	106	15,736	44,778	6,768	3,928	925		---
Commercial improved	---	5,901	53,061	157,701	24,318	4,832	601		---
Manufacturing and industrial	---	756	24,221	46,178	4,505	635	---		---
	$55	$19,540	$206,048	$444,459	$58,788	$12,567	$7,289	$	---

December 31, 2013	1	2	3	4	5	6	7	8
Commercial and industrial	$509	$15,836	$81,577	$155,680	$13,513	$1,359	$5,625	$	---

Commercial real estate:
Residential developed	---	---	2,039	5,653	5,232	2,616	2,590		---
Unsecured to residential developers	---	---	---	7,309	6	---	---		---
Vacant and unimproved	---	---	11,191	24,638	6,761	398	---		---
Commercial development	---	---	---	1,673	532	207	23		---
Residential improved	---	109	15,121	45,018	9,391	6,226	429		---
Commercial improved	---	7,382	45,391	161,897	24,937	5,075	2,511		---
Manufacturing and industrial	---	311	24,546	42,133	10,402	593	---		---
	$509	$23,638	$179,865	$444,001	$70,774	$16,474	$11,178	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2014	December 31, 2013
Not classified as impaired	$4,926	$7,400
Classified as impaired	14,930	20,252
Total commercial loans classified substandard or worse	$19,856	$27,652

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

	Residential	Consumer	Home	Consumer
June 30, 2014	Mortgage	Unsecured	Equity	Other
Performing	$188,911	$1,096	$94,092	$10,151
Nonperforming	141	---	392	---
Total	$189,052	$1,096	$94,484	$10,151

	Residential	Consumer	Home	Consumer
December 31, 2013	Mortgage	Unsecured	Equity	Other
Performing	$188,648	$1,337	$95,961	$9,992
Nonperforming	---	---	---	---
Total	$188,648	$1,337	$95,961	$9,992

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Six Months Ended June 30, 2013
Beginning balance	$53,501	$69,743	$69,743
Additions, transfers from loans	2,274	3,539	2,754
Proceeds from sales of other real estate owned	(7,362)	(16,501)	(8,138)
Valuation allowance reversal upon sale	(2,564)	(4,378)	(2,308)
Gain on sale of other real estate owned	476	1,098	614
	46,325	53,501	62,665
Less: valuation allowance	(14,802)	(16,705)	(16,820)
Ending balance	$31,523	$36,796	$45,845

Activity in the valuation allowance was as follows (dollars in thousands):

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Beginning balance	$16,705	$18,161
Additions charged to expense	661	967
Reversals upon sale	(2,564)	(2,308)
Ending balance	$14,802	$16,820

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

Other Real Estate Owned: Other real estate owned (OREO) properties are initially recorded at fair value, less estimated costs to sell when acquired, establishing a new cost basis.  Adjustments to OREO are measured at fair value, less estimated costs to sell. Fair values are generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized through a valuation allowance, and the property is reported as nonrecurring Level 3.

Interest Rate Swaps:   For interest rate swap agreements, we measure fair value utilizing pricing provided by a third-party pricing source that uses market observable inputs, such as forecasted yield curves, and other unobservable inputs and accordingly, interest rate swap agreements are classified as Level 3.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable	Significant Unobservable Inputs
	Value	(Level 1)		Inputs (Level 2)	(Level 3)
June 30, 2014
U.S. Treasury and federal agency securities	$59,375	$	---	$59,375	$	---
U.S. Agency MBS and CMOs	18,202		---	18,202		---
Tax-exempt state and municipal bonds	34,734		---	34,734		---
Taxable state and municipal bonds	25,413		---	25,413		---
Corporate bonds and other debt securities	13,009		---	13,009		---
Other equity securities	1,494		---	1,494		---
Loans held for sale	1,409		---	1,409		---
Interest rate swaps	168		---	---		168
Interest rate swaps	(168)		---	---		(168)

December 31, 2013
U.S. Treasury and federal agency securities	$54,439	$	---	$54,439	$	---
U.S. Agency MBS and CMOs	19,365		---	19,365		---
Tax-exempt state and municipal bonds	26,849		---	26,849		---
Taxable state and municipal bonds	26,328		---	26,328		---
Corporate bonds and other debt securities	11,212		---	11,212		---
Other equity securities	1,466		---	1,466		---
Loans held for sale	1,915		---	1,915		---
Interest rate swaps	94		---	---		94
Interest rate swaps	(94)		---	---		(94)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable		Significant Unobservable Inputs
	Value	(Level 1)		Inputs (Level 2)		(Level 3)
June 30, 2014
Impaired loans	$17,492	$	---	$	---	$17,492
Other real estate owned	24,380		---		---	24,380

December 31, 2013
Impaired loans	$22,403	$	---	$	---	$22,403
Other real estate owned	29,711		---		---	29,711

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2014 and December 31, 2013 (dollars in thousands).

	Level in	June 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$37,533	$37,533	$38,714	$38,714
Cash equivalents	Level 2	80,432	80,432	118,178	118,178
Interest-bearing time deposits in other financial institutions	Level 2	32,500	32,555	25,000	25,003
Securities held to maturity	Level 3	19,123	19,184	19,248	19,278
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	1,005,988	999,331	999,176	990,084
Bank owned life insurance	Level 3	27,845	27,845	27,517	27,517
Accrued interest receivable	Level 2	3,264	3,264	3,231	3,231

Financial liabilities
Deposits	Level 2	(1,215,724)	(1,216,410)	(1,249,734)	(1,250,886)
Other borrowed funds	Level 2	(88,774)	(89,713)	(89,991)	(90,321)
Long-term debt	Level 2	(41,238)	(35,405)	(41,238)	(35,098)
Subordinated debt	Level 2	---	---	---	---
Accrued interest payable	Level 2	(303)	(303)	(308)	(308)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30,	December 31,
	2014	2013
Noninterest-bearing demand	$383,102	$344,550
Interest bearing demand	259,449	287,417
Savings and money market accounts	441,046	469,542
Certificates of deposit	132,127	148,225
	$1,215,724	$1,249,734

Approximately $51.2 million and $56.7 million in certificates of deposit were in denominations of $100,000 or more at June 30, 2014 and December 31, 2013, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
June 30, 2014
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	8,774	March 2018 to July 2018	3.77%
	$88,774

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2013
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	9,991	March 2018 to July 2018	3.78%
	$89,991

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $449,977,000 and $411,715,000 under a blanket lien arrangement at June 30, 2014 and December 31, 2013, respectively.

Scheduled repayments of FHLB advances as of June 30, 2014 were as follows (in thousands):

2014	$667
2015	1,938
2016	21,996
2017	2,055
2018	52,118
Thereafter	10,000
$88,774

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at June 30, 2014 and December 31, 2013, and the Company had approximately $24.4 million and $22.7 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $28.3 million and $26.6 million at June 30, 2014 and December 31, 2013, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2014 and 2013 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income	$2,755	$2,603	$5,393	$5,077
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$2,755	$2,603	$5,393	$5,077

Weighted average shares outstanding, including participating stock awards - Basic	33,788,431	27,260,748	33,789,481	27,185,505

Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	33,788,431	27,260,748	33,789,481	27,185,505

Basic earnings per common share	$0.08	$0.10	$0.16	$0.19
Diluted earnings per common share	$0.08	$0.10	$0.16	$0.19

Stock options for 355,328 shares of common stock for both the three and six month periods ended June 30, 2014 were not considered in computing diluted earnings per share because they were antidilutive. Stock options for 445,392 shares of common stock for both the three and six month periods ended June 30, 2013 were not considered in computing diluted earnings per share because they were antidilutive.  Potential common shares associated with convertible preferred stock (for the 2013 periods) and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Current	$36	$55	$60	$55
Deferred	1,195	1,141	2,348	2,283
	$1,231	$1,196	$2,408	$2,338

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	$1,395	$1,330	$2,730	$2,595
Add (deduct)
Tax-exempt interest income	(89)	(50)	(174)	(96)
Bank-owned life insurance	(61)	(65)	(115)	(125)
Other, net	(14)	(19)	(33)	(36)
	$1,231	$1,196	$2,408	$2,338

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at June 30, 2014 or December 31, 2013.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30,	December 31,
	2014	2013
Deferred tax assets
Allowance for loan losses	$7,017	$7,279
Nonaccrual loan interest	875	782
Valuation allowance on other real estate owned	5,181	5,847
Net operating loss carryforward	141	1,743
Unrealized loss on securities available for sale	254	1,053
Other	1,826	1,808
Gross deferred tax assets	15,294	18,512
Valuation allowance	---	---
Total net deferred tax assets	15,294	18,512

Deferred tax liabilities
Depreciation	(1,537)	(1,620)
Prepaid expenses	(308)	(308)
Other	(396)	(384)
Gross deferred tax liabilities	(2,241)	(2,312)
Net deferred tax asset	$13,053	$16,200

At June 30, 2014, we had U.S. federal net operating loss carry forwards of $403,000 that expire through 2030.

There were no unrecognized tax benefits at June 30, 2014 or December 31, 2013 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2011.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2014	December 31, 2013
Commitments to make loans	$169,904	$87,513
Letters of credit	10,858	10,774
Unused lines of credit	323,956	313,232

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $23.0 million and $14.7 million at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, approximately 33% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  On January 27, 2014, our former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against us claiming that we breached an alleged employment agreement pursuant to which he claims entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  Mr. Smith’s complaint seeks damages in an unspecified amount in excess of $25,000.  We are vigorously contesting the action.  As of June 30, 2014, there were no other material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At June 30, 2014 and December 31, 2013, actual capital levels and minimum required levels were (in thousands):

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital (to risk weighted assets)
Consolidated	$181,711	16.3%	$88,998	8.0%	N/A	N/A
Bank	179,010	16.1	89,152	8.0	$111,440	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	167,729	15.1	44,499	4.0	N/A	N/A
Bank	165,005	14.8	44,576	4.0	66,864	6.0
Tier 1 capital (to average assets)
Consolidated	167,729	11.4	58,688	4.0	N/A	N/A
Bank	165,005	11.3	58,631	4.0	73,289	5.0

December 31, 2013
Total capital (to risk weighted assets)
Consolidated	$174,433	15.7%	$88,915	8.0%	N/A	N/A
Bank	171,811	15.4	88,968	8.0	$111,210	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	160,455	14.4	44,457	4.0	N/A	N/A
Bank	157,825	14.2	44,484	4.0	66,726	6.0
Tier 1 capital (to average assets)
Consolidated	160,455	10.6	60,482	4.0	N/A	N/A
Bank	157,825	10.5	60,407	4.0	75,509	5.0

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2014 and December 31, 2013, respectively, qualified as Tier 1 capital. Refer to our 2013 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at June 30, 2014 and December 31, 2013.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at June 30, 2014, we believe implementation of the new rule will have no material impact on our capital needs.

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

At June 30, 2014, we had total assets of $1.49 billion, total loans of $1.04 billion, total deposits of $1.22 billion and shareholders' equity of $138.1 million.  During the second quarter of 2014, we recognized net income of $2.8 million compared to net income of $2.6 million in the second quarter of 2013.  As of June 30, 2014, the Company’s and the Bank’s risk-based regulatory capital ratios were among the highest in the Company’s history.  The Bank was categorized as “well capitalized” at June 30, 2014.

After a hiatus of over five years, we paid a dividend of $0.02 per share on March 28, 2014 to shareholders of record on March 7, 2014 and a dividend of $0.02 per share on May 29, 2014 to shareholders of record on May 8, 2014.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended June 30, 2014 was $2.8 million, compared to net income of $2.6 million in the second quarter of 2013. Net income per common share on a diluted basis was $0.08 for the second quarter of 2014 and $0.10 for the second quarter of 2013.  For the first six months ended June 30, 2014, net income was $5.4 million, compared to $5.1 million for the same period in 2013.  Net income per share on a diluted basis for the six months ended June 30, 2014 was $0.16 compared to $0.19 for the same period in 2013.  The 2014 per share information includes the impact of the exchange of all of our outstanding shares of preferred stock for common stock and cash completed at the end of 2013.

The increase in earnings in the second quarter of 2014 compared to the second quarter of 2013, as well as for the year to date six month periods, was primarily due to continued reductions in our nonperforming asset expenses.  Nonperforming asset expenses (including administration costs and losses) were $887,000 for the second quarter of 2014 compared to $1.3 million for the second quarter of 2013.  For the six months ended June 30, 2014, nonperforming asset expenses were $1.4 million compared to $2.3 million for the same period in 2013.  We took a negative provision for loan losses in the second quarters of 2014 and 2013 and the first six months of 2014 and 2013.  The provision for loan losses was a negative $1.0 million for the three month period ended June 30, 2014 compared to a negative $1.0 million for the same period in 2013 and a negative $2.0 million in the first six months of 2014 compared to a negative $1.75 million for the same period in 2013.  We again were in a net loan recovery position for the second quarter of 2014, with $666,000 in net loan recoveries, compared to $239,000 in net loan chargeoffs in the second quarter of 2013.  These improvements more than offset the impact of the lower level of gains on sales of residential mortgages, which declined from $708,000 in the second quarter of 2013 to $468,000 in the second quarter of 2014 and $726,000 in the first six months of 2014 compared to $1.5 million in the first six months of 2013.  Lost interest from elevated levels of nonperforming assets was approximately $456,000 and $1.0 million, respectively, for the three and six months ended June 30, 2014 compared to $639,000 and $1.4 million, respectively, for the three and six months ended June 30, 2013.

Net Interest Income: Net interest income totaled $10.2 million for second quarter of 2014 compared to $10.5 million for the second quarter of 2013.  For the first six months of 2014, net interest income was $20.6 million compared to $20.9 million for the same period in 2013.

Our average yield on earning assets for the second quarter of 2014 decreased 23 basis points compared to the same period in 2013 from 3.70% to 3.47%. Average interest earning assets totaled $1.34 billion for the second quarter of 2014 compared to $1.33 billion for the same period in 2013. The net interest margin was 3.06% for the second quarter of 2014 compared to 3.15% for the second quarter of 2013. Offsetting dynamics influenced the margin as follows.  An increase of $37.6 million in average securities between periods partially mitigated the impact of reduction in average loan yield from 4.39% in the second quarter of 2013 to 4.02% in the second quarter of 2014.

Index
Average interest earning assets were unchanged at $1.34 billion for the first six months of 2013 and 2014.  Our average yield on earning assets declined 18 basis points for the first half of 2014 in comparison to the same period in 2013.  Our net interest margin was 3.11% for the first six months of 2014 compared to 3.14% for the same period in 2013.  Net interest income was positively impacted in the first six months of 2014 due in part to a one-time recovery of interest of $337,000 on a previously charged off loan in the first quarter of 2014.

The decreases in yields on interest earning assets for the three and six month periods ended June 30, 2014 were primarily due to the mix in our earning assets. In both periods, our average securities increased and for the six month period our average loan balances decreased.  In addition, the yield on our commercial, residential and consumer loan portfolios decreased in these periods, but at a slower pace than experienced in recent periods.  For the six month period ended June 30, 2014, a one-time recovery of interest on a previously charged off loan partially offset the decreases in the yield on our commercial, residential and consumer loan portfolios. Our margin has been negatively impacted by our decision to hold significant balances in liquid and short-term investments during the past three years. As we deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The cost of funds decreased 15 basis points to 0.55% in the second quarter of 2014 from 0.70% in the same period in 2013. The cost of funds decreased 15 basis points to 0.57% for the six months ended June 30, 2014 compared to 0.72% for the same period in 2013.  For both the three and six month periods ended June 30, 2014, decreases in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index
The following table shows an analysis of net interest margin for the three month periods ended June 30, 2014 and 2013.

	For the three months ended June 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$119,876	$499	1.66%	$105,866	$448	1.69%
Tax-exempt securities (1)	51,555	264	3.26%	27,968	155	3.63%
Loans (2)	1,041,612	10,547	4.02%	1,039,771	11,493	4.39%
Federal Home Loan Bank stock	11,236	104	3.66%	11,236	97	3.41%
Federal funds sold and other short-term investments	113,543	114	0.40%	146,716	114	0.31%
Total interest earning assets (1)	1,337,822	11,528	3.47%	1,331,557	12,307	3.70%

Noninterest earning assets:
Cash and due from banks	24,969			23,595
Other	114,323			134,735
Total assets	$1,477,114			$1,489,887

Liabilities
Deposits:
Interest bearing demand	$271,295	68	0.10%	$279,109	96	0.21%
Savings and money market accounts	451,957	216	0.19%	457,151	471	0.41%
Time deposits	141,908	336	0.95%	174,965	415	0.95%
Borrowings:
Other borrowed funds	88,774	426	1.90%	92,307	490	2.10%
Long-term debt	41,238	326	3.13%	41,238	372	3.57%
Total interest bearing liabilities	995,172	1,372	0.55%	1,044,770	1,844	0.70%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	340,033			300,864
Other noninterest bearing liabilities	4,746			9,716
Shareholders' equity	137,163			134,537
Total liabilities and shareholders' equity	$1,477,114			$1,489,887

Net interest income		$10,156			$10,463

Net interest spread (1)			2.92%			3.00%
Net interest margin (1)			3.06%			3.15%
Ratio of average interest earning assets to average interest bearing liabilities	134.43%			127.45%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $11.8 million and $11.3 million for the three months ended June 30, 2014 and 2013.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2014 and 2013.

	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost

Assets
Taxable securities	$119,092	$998	1.67%	$104,101	$877	1.68%
Tax-exempt securities (1)	50,657	519	3.24%	26,437	296	3.67%
Loans (2)	1,040,126	21,491	4.12%	1,047,631	23,161	4.41%
Federal Home Loan Bank stock	11,236	260	4.60%	11,236	196	3.47%
Federal funds sold and other short-term investments	122,752	230	0.38%	150,677	210	0.28%
Total interest earning assets (1)	1,343,863	23,498	3.53%	1,340,082	24,740	3.71%

Noninterest earning assets:
Cash and due from banks	25,070			22,610
Other	116,180			135,566
Total assets	$1,485,113			$1,498,258

Liabilities
Deposits:
Interest bearing demand	$275,536	146	0.11%	$268,235	177	0.13%
Savings and money market accounts	461,407	533	0.23%	470,049	1,018	0.43%
Time deposits	145,685	681	0.94%	181,702	872	0.97%
Borrowings:
Other borrowed funds	89,278	857	1.91%	92,777	985	2.11%
Long-term debt	41,238	650	3.14%	41,238	741	3.58%
Total interest bearing liabilities	1,013,144	2,867	0.57%	1,054,001	3,793	0.72%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	331,881			302,246
Other noninterest bearing liabilities	4,255			8,765
Shareholders' equity	135,833			133,246
Total liabilities and shareholders' equity	$1,485,113			$1,498,258

Net interest income		$20,631			$20,947

Net interest spread (1)			2.96%			2.99%
Net interest margin (1)			3.11%			3.14%
Ratio of average interest earning assets to average interest bearing liabilities	132.64%			127.14%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $12.2 million and $13.4 million for the six months ended June 30, 2014 and 2013.

Index
Provision for Loan Losses: The provision for loan losses for the second quarter of 2014 was a negative $1.0 million compared to a negative $1.0 million for the second quarter of 2013.  The negative provision for loan losses for both periods was caused by stabilizing real estate values on problem credits, continued improvement in credit quality metrics and low chargeoff levels.  At June 30, 2014, we had experienced net loan recoveries in five of the past six quarters.  The provision for loan losses for the first half of 2014 was a negative $2.0 million compared to a negative $1.75 million for the same period in 2013.

Net loan recoveries were $666,000 in the second quarter of 2014 compared to net loan chargeoffs of $239,000 for the second quarter of 2013. In the second quarter of 2014, we had $92,000 in charge-offs, compared to $698,000 in the second quarter of 2013.  The charge-offs for each period were largely driven by declines in the value of real estate securing our loans. Real estate values, however, have been recovering, translating into a decline in charge-offs. We are also experiencing positive results from our collection efforts with loan recoveries increasing as evidenced by our net loan recovery positions in five of the past six quarters, including the second quarter of 2014.  Loan recoveries were $758,000 for the second quarter of 2014 and $459,000 for the same period in 2013.  Loan recoveries for the six months ended June 30, 2014 were $1.4 million compared to $1.6 million for the same period in 2013.  For the six months ended June 30, 2014, we experienced net recoveries of $1.3 million compared to net recoveries of $259,000 for the same period in 2013.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

The amounts of loan loss provision in both the most recent quarter and comparable prior year period and for the year to date six month periods were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained lower level of quarterly net charge-offs over the past several quarters had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2014 decreased to $4.1 million and $7.6 million from $4.2 million and $8.2 million, respectively, for the same periods in 2013.  The components of noninterest income are shown in the table below (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Service charges and fees on deposit accounts	$1,065	$1,017	$2,056	$1,969
Net gains on mortgage loans	468	708	726	1,533
Trust fees	701	625	1,332	1,213
Gain as sales of securities	41	61	51	80
ATM and debit card fees	1,203	1,132	2,255	2,109
Bank owned life insurance (“BOLI”) income	174	188	328	358
Investment services fees	245	257	490	472
Other income	171	223	340	440
Total noninterest income	$4,068	$4,211	$7,578	$8,174

Service charges on deposit accounts increased for the three and six month periods ended June 30, 2014 due to changes in our pricing of certain deposit related services.  Trust fees were also up due to investment market improvement and growth in the number of trust customers.  ATM and debit card fees increased over 2013 due to higher level of usage from our customers in 2014, partially due to our rollout of the uChoose Rewards incentive program in late 2013.  These increases were offset by a significant reduction in gains on sales of mortgage loans due to a decrease in our residential mortgage loan origination volume.  Volume has decreased industry-wide as a result of market increases in mortgage loan rates beginning late in the second quarter of 2013.  We also recognized a reduction in other income, due to lower level of rental income on other real estate owned, as we continued to reduce our holdings of such properties.

Index
Noninterest Expense: Noninterest expense decreased to $11.2 million and $22.4 million for the three and six month periods ended June 30, 2014, from $11.9 million and $23.5 million, respectively, for the same periods in 2013. The components of noninterest expense are shown in the table below (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Salaries and benefits	$5,544	$5,732	$11,367	$11,525
Occupancy of premises	932	905	1,940	1,851
Furniture and equipment	751	845	1,591	1,595
Legal and professional	238	183	443	373
Marketing and promotion	238	246	477	492
Data processing	583	589	1,172	1,135
FDIC assessment	320	345	647	817
Interchange and other card expense	265	361	537	652
Bond and D&O insurance	163	183	327	368
Administration and disposition of problem assets	887	1,299	1,357	2,261
Outside services	374	354	790	723
Other noninterest expense	943	833	1,760	1,664
Total noninterest expense	$11,238	$11,875	$22,408	$23,456

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and improve efficiency in our operations. Our largest component of noninterest expense, salaries and benefits, decreased slightly in the second quarter of 2014 from the second quarter of 2013. We had 348 full-time equivalent employees at June 30, 2014 compared to 360 at June 30, 2013. The decreased expense for the second quarter of 2014 was primarily attributable to reduced medical insurance costs driven by lower claims experience and due to lower commissions paid from reduced mortgage origination activity. Salaries and benefits decreased by $158,000 from $11.5 million for the first six months of 2013 to $11.4 million for the same period in 2014.  This decrease was also due to reduced medical insurance costs and lower mortgage commissions paid.

Over the past several years, the next largest noninterest expense has been our cost related to administration and disposition of problem assets. Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced significant decreases in each of these expense categories in the second quarter of 2014 compared to the same period in the prior year, as well as in the year to date six month periods.

These costs are itemized in the following table (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Legal and professional – nonperforming assets	$94	$335	$195	$502
Repossessed and foreclosed property administration	422	670	977	1,406
Net losses on repossessed and foreclosed properties	371	294	185	353
Total	$887	$1,299	$1,357	$2,261

Losses on repossessed assets and foreclosed properties increased by $77,000 from the second quarter of 2013 to the second quarter of 2014.  For the first six months of 2014, losses on repossessed assets and foreclosed properties were down $168,000 from the same period in 2013.  The writedowns for each period have largely been driven by declines in the value of real estate. Real estate values, however, have been recovering, translating into a downward trend in writedowns. For the six months ended June 30, 2014, we realized net gains of $476,000 on sales of foreclosed properties, significantly offsetting the $661,000 in valuation writedowns for the period.

Index
Costs associated with administration and disposition of problem assets decreased due to the decrease in the level of other real estate owned. Other real estate owned decreased from $45.8 million at June 30, 2013 to $31.5 million at June 30, 2014.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

FDIC assessments decreased by $25,000 to $320,000 for the second quarter of 2014 compared to $345,000 for the second quarter of 2013 as a result of the second quarter of 2014 including the full effect of the change in our assessment category resulting from the termination of our previous regulatory orders.  For the six months ended June 30, 2014, our FDIC assessments were $647,000 compared to $817,000 for the same period in 2013.

Federal Income Tax Expense: We recorded $1.2 million and $2.4 million in federal income tax expense for the three and six month periods ended June 30, 2014 compared to $1.2 million and $2.3 million, respectively, in the same periods in 2013.  At December 31, 2012 and since that time, we have concluded that a valuation allowance on our deferred tax asset was not required.  As a result, the financial results for each period reflect federal income tax expense, at an effective tax rate of 30.88% and 30.87% for the three and six month periods ended June 30, 2014, compared to 31.48% and 31.53%, respectively, for the same periods in 2013.

FINANCIAL CONDITION

Summary:  We have been focused on improving our loan portfolio, reducing exposure in higher loan concentration types, and improving our financial condition through diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   We have experienced positive results in each of these areas over the past four years.

Total assets were $1.49 billion at June 30, 2014, a decrease of $26.3 million from $1.52 billion at December 31, 2013. This change reflected increases of $12.6 million in securities available for sale, $7.5 million of interest-bearing time deposits in other financial institutions and $1.2 million in our loan portfolio, offset by declines of $38.9 million in cash and equivalents. Total deposits declined by $34.0 million due to normal seasonal deposit usage and other borrowed funds were down by $1.2 million at June 30, 2014 compared to December 31, 2013.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short term investments, were $118.0 million at June 30, 2014 compared to $156.9 million at December 31, 2013. The $38.9 million decrease was primarily the result of normal outflow of the seasonal build-up in deposits.  These balances have also been elevated due to high short term balances maintained by our large deposit customers.  We expect our balances of short term investments to remain elevated until loan demand materially increases and more attractive investment opportunities emerge.

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

Securities Available for Sale: Securities available for sale were $152.2 million at June 30, 2014 compared to $139.7 million at December 31, 2013. We began rebuilding our investment portfolio during the second quarter of 2011. The balance at June 30, 2014 primarily consisted of U.S. agency securities, agency mortgage backed securities and various taxable and non-taxable municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $1.2 million to $1.04 billion at June 30, 2014.  During the first six months of 2014, our commercial portfolio increased by $2.3 million, while our consumer portfolio decreased by $1.6 million and our residential mortgage portfolio increased by $404,000. We have been focusing efforts to increase the non-real estate portion of our commercial portfolio as well as our consumer and residential mortgage portfolio segments to further diversify our credit risk.

Our commercial loan portfolio balances declined in recent years reflecting the economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized.  During the fourth quarter of 2012, we achieved growth in our commercial loan portfolio for the first time since the fourth quarter of 2008 and balances held relatively steady since, with reduction in balances of problem credits.  We experienced growth in our commercial loan portfolio again in the second quarter of 2014 and based on our current commercial loan pipeline believe we are poised for further high quality loan portfolio growth through the remainder of 2014.

Index
Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 72% of the total loan portfolio at June 30, 2014 and December 31, 2013. Residential mortgage and consumer loans comprised approximately 28% of total loans at June 30, 2014 and December 31, 2013.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2014		December 31, 2013
		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial real estate: (1)
Residential developed	$15,859	1.5%	$18,130	1.8%
Unsecured to residential developers	7,131	0.7	7,315	0.7
Vacant and unimproved	42,186	4.1	42,988	4.1
Commercial development	4,468	0.4	2,434	0.2
Residential improved	72,241	6.9	76,294	7.3
Commercial improved	246,414	23.6	247,195	23.7
Manufacturing and industrial	76,295	7.3	77,984	7.5
Total commercial real estate	464,594	44.5	472,340	45.3
Commercial and industrial	284,152	27.2%	274,099	26.3%
Total commercial	748,746	71.7	746,439	71.6

Consumer
Residential mortgage	189,052	18.1	188,648	18.1
Unsecured	1,096	0.1	1,337	0.1
Home equity	94,484	9.1	95,961	9.2
Other secured	10,151	1.0	9,992	1.0
Total consumer	294,783	28.3	295,938	28.4
Total loans	$1,043,529	100.0%	$1,042,377	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 44.5% of the total loan portfolio at June 30, 2014 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $7.7 million since December 31, 2013. Our commercial and industrial loan portfolio increased by $10.1 million to $284.2 million at June 30, 2014 and represented 27.2% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18.1% of portfolio loans at June 30, 2014 and December 31, 2013 as we continue to execute our strategy to diversify our credit risk from commercial real estate.  A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

We have not yet had to repurchase any residential mortgage loans sold; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.  During 2014, we expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans with variable interest rates) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans decreased by $1.6 million to $105.7 million at June 30, 2014 from $107.3 million at December 31, 2013.  Consumer loans comprised approximately 10.1% of our portfolio loans at June 30, 2014 and 10.3% at December 31, 2013.

Index
The following table shows our loan origination activity for portfolio loans during the first six months of 2014, broken out by loan type and also shows average originated loan size (dollars in thousands):

		Percent of
	Portfolio	Total	Average
	Originations	Originations	Loan Size
Commercial real estate:
Residential developed	$2,270	0.9%	$454
Unsecured to residential developers	---	---	---
Vacant and unimproved	2,639	1.1	377
Commercial development	2,359	1.0	2,359
Residential improved	23,612	9.8	221
Commercial improved	31,580	13.1	619
Manufacturing and industrial	9,075	3.8	567
Total commercial real estate	71,535	29.7	383
Commercial and industrial	131,054	54.5	33
Total commercial	202,589	84.2	49

Consumer
Residential mortgage	21,422	8.9	210
Unsecured	111	0.1	9
Home equity	12,899	5.4	61
Other secured	3,411	1.4	24
Total consumer	37,843	15.8	81
Total loans	$240,432	100.0%

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2014, nonperforming assets totaled $39.6 million compared to $49.2 million at December 31, 2013. Additions to foreclosed properties owned in the first six months of 2014 were $2.3 million.  Proceeds from sales of foreclosed properties were $7.4 million in the first six months of 2014 resulting in a net gain of $476,000. This is a similar volume of sales as compared to the first six months of 2013, when we experienced proceeds of $8.1 million and realized a net gain of $614,000.  We expect the level of sales of foreclosed properties for the remainder of 2014 to be similar to the levels experienced in the first six months of 2014.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of June 30, 2014, nonperforming loans totaled $8.1 million, or 0.77% of total portfolio loans, compared to $12.3 million, or 1.18% of total portfolio loans, at December 31, 2013.

Loans for development or sale of 1-4 family residential properties comprised approximately $2.2 million, or 27.9% of total nonperforming loans, at June 30, 2014 compared to $2.6 million, or 21.0% of total nonperforming loans, at December 31, 2013. The remaining balance of nonperforming loans at June 30, 2014 consisted of $488,000 of commercial real estate loans secured by various types of non-residential real estate, $3.5 million of commercial and industrial loans, and $624,000 of consumer and residential mortgage loans.

Index
Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $31.5 million at June 30, 2014 and $36.8 million at December 31, 2013. Of the balance at June 30, 2014, there were 72 commercial real estate properties totaling approximately $30.0 million. The remaining balance was comprised of 17 residential properties totaling approximately $1.5 million.  Three commercial real estate properties comprised $12.2 million, or 39%, of total other real estate owned at June 30, 2014.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At June 30, 2014, our foreclosed asset portfolio had a weighted average age held in portfolio of 3.35 years. Below is a breakout of our foreclosed asset portfolio at June 30, 2014 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

			Combined
	Carrying		Writedown
	Value at	Foreclosed	(Loan and
	June 30,	Asset	Foreclosed
Foreclosed Asset Property Type	2014	Writedown	Asset)
Single Family	$1,095	---%	22.75%
Residential Lot	458	28.91	49.50
Multi-Family	---	---	---
Vacant Land	5,287	33.66	50.06
Residential Development	9,026	39.06	78.73
Commercial Office	2,166	26.38	52.84
Commercial Industrial	85	47.96	67.19
Commercial Improved	13,406	27.96	42.07
	$31,523

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2014	December 31, 2013
Nonaccrual loans	$7,835	$12,182
Loans 90 days past due and still accruing	230	153
Total nonperforming loans (NPLs)	8,065	12,335
Foreclosed assets	31,523	36,796
Repossessed assets	48	40
Total nonperforming assets (NPAs)	39,636	49,171
Accruing restructured loans (ARLs) (1)	56,622	57,790
Total NPAs and ARLs	$96,258	$106,961

NPLs to total loans	0.77%	1.18%
NPAs to total assets	2.66%	3.24%

(1)	Comprised of approximately $42.4 million and $43.6 million of commercial loans and $14.3 million and $14.2 million of consumer loans whose terms have been restructured at June 30, 2014 and December 31, 2013, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at June 30, 2014 was $20.0 million, a decrease of $749,000, compared to $20.8 million at December 31, 2013. The balance of the allowance for loan losses represented 1.92% of total portfolio loans at June 30, 2014 compared to 2.00% of total portfolio loans at December 31, 2013.  The allowance for loan losses to nonperforming loan coverage ratio increased from 168.61% at December 31, 2013 to 248.59% at June 30, 2014.

Index
The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended June 30, 2014	Quarter Ended March 31, 2014	Quarter Ended December 31, 2013	Quarter Ended September 30, 2013	Quarter Ended June 30, 2013
Commercial loans	$748.7	$735.1	$746.4	$735.1	$722.4
Nonperforming loans	8.1	15.5	12.3	10.2	10.8
Other real estate owned and repo assets	31.6	34.1	36.8	42.8	45.8
Total nonperforming assets	39.6	49.6	49.2	53.0	56.6
Net charge-offs (recoveries)	(0.7)	(0.6)	(0.5)	(0.5)	0.2
Total delinquencies	5.2	6.6	5.5	7.8	6.7

Nonperforming loans continually declined since the first quarter of 2010 to $10.2 million at September 30, 2013.  These balances increased $2.1 million in the fourth quarter of 2013 and $3.2 million in the first quarter of 2014, due to seasonal draws on one nonperforming loan.  As expected, these balances paid down in the second quarter of 2014.  As discussed earlier, we have had net loan recoveries in several quarters over the last two years and in five of the last six quarters.  Our total delinquencies have continued to stabilize and were down to $5.2 million at June 30, 2014.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The allowance for loan losses decreased $749,000 in the first six months of 2014 due to a negative provision for loan losses of $2.0 million for the six months ended June 30, 2014 compared to a negative $1.75 million for the same period of 2013.  Net loan recoveries were $1.25 million for the six months ended June 30, 2014, compared to net recoveries of $259,000 for the same period in 2013. The ratio of net charge-offs to average loans was -0.24% on an annualized basis for the first six months of 2014, compared to -0.05% for the first six months of 2013.

We are encouraged by the reduced level of charge-offs over recent quarters. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe we have seen some improvement in economic conditions and real estate markets. However, we expect it to take additional time for us to reduce our nonperforming and impaired loans to acceptable levels.

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

Impaired loans decreased $5.1 million to $63.9 million at June 30, 2014 compared to $68.9 million at December 31, 2013.  The specific allowance for impaired loans increased $859,000 to $4.7 million at June 30, 2014, compared to $3.9 million at December 31, 2013 due primarily to increased allocations on one large impaired loan.  The specific allowance for impaired loans represented 7.4% of total impaired loans at June 30, 2014 and 5.6% at December 31, 2013.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.  As TDRs are also considered impaired, this increased our impaired loan balance for each period presented as most of our classified loans renewed in each time period.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans decreased to $12.2 million at June 30, 2014 compared to $14.1 million at December 31, 2013.  This resulted in a general reserve percentage allocated at June 30, 2014 of 1.75% of commercial loans, a slight decrease from 2.03% at December 31, 2013.  The qualitative component of our general allowance allocated to commercial loans decreased from $13.9 million at December 31, 2013 to $12.2 million at June 30, 2014.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.1 million at June 30, 2014 and $2.8 million at December 31, 2013.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $53.3 million at June 30, 2014 as compared to $53.6 million at December 31, 2013.  There was limited change as capital additions were largely offset by depreciation of current facilities during the first six months of 2014.

Deposits and Other Borrowings: Total deposits decreased $34.0 million to $1.22 billion at June 30, 2014, as compared to $1.25 billion at December 31, 2013.  Non-interest checking account balances increased $38.6 million during the first six months of 2014.  Interest bearing demand account balances decreased $28.0 million and savings and money market account balances decreased $28.5 million in the first six months of 2014.  We decreased higher costing certificates of deposits by $16.1 million in the first six months of 2014.  The reductions in balances of checking accounts were caused by normal seasonal outflows.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 32% of total deposits at June 30, 2014 and 28% at December 31, 2013.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid account types.  Interest bearing demand, including money market and savings accounts, comprised 57% of total deposits at June 30, 2014 and 60% at December 31, 2013. Time accounts as a percentage of total deposits were 11% at June 30, 2014 and 12% at December 31, 2013.

Borrowed funds totaled $130.0 million at June 30, 2014, including $88.8 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $131.2 million at December 31, 2013, including $90.0 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $1.2 million in the first six months of 2014 as a result of an annual payment on an amortizing Federal Home Loan Bank advance.

CAPITAL RESOURCES

Total shareholders' equity of $138.1 million at June 30, 2014 increased $5.6 million from $132.5 million at December 31, 2013. The increase was primarily a result of net income of $5.4 million earned in the first six months of 2014 and an increase of $1.5 million in accumulated other comprehensive loss, partially offset by the payment of $1.4 million in cash dividends to shareholders and costs associated with our preferred stock exchange completed at the end of 2013.

At the end of the second quarter 2014, our regulatory capital ratios were at levels among the highest in the Company’s history.  The Bank was categorized as “well capitalized” at June 30, 2014. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	June 30,	March 31,	Dec 31,	Sept 30,	June 30,
	2014	2014	2013	2013	2013
Total capital to risk weighted assets	16.3%	16.1%	15.7%	16.0%	16.1%
Tier 1 capital to average assets	11.4	11.1	10.6	10.9	10.9

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2014 qualified as Tier 1 capital.

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

In the wake of the recession in 2008 and 2009, the Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, by $1.8 million in 2013, and by another $1.2 million in the first half of 2014.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2014, the Bank held $80.4 million of federal funds sold and other short-term investments and $32.5 million in time deposits with other financial institutions with maturities of less than 24 months.  In addition, the Bank’s borrowing capacity from correspondent banks has been improved and was approximately $216.7 million as of June 30, 2014.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at June 30, 2014.

	Less than					More than
(Dollars in thousands)	1 year	1-3 years		3-5 years		5 years
Long term debt	$ ---	$	---	$	---	$41,238
Time deposit maturities	87,971		38,437		5,719	---
Other borrowed funds	667		20,000		68,107	---
Total	$88,638		$58,437		$73,826	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2014, we had a total of $324.0 million in unused lines of credit, $169.9 million in unfunded loan commitments and $10.9 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the various capital resources discussed above.  Banking regulations and the laws of the state of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In December 2013, the Bank paid a dividend of $5.0 million to the Company in anticipation of the preferred stock exchange, in which the Company paid a total of $4.8 million in cash as a part of the transaction.  In March 2014, the Bank paid a dividend of $900,000 to the Company in anticipation of the common share cash dividend of $0.02 per share paid on March 28, 2014 to Company shareholders of record on March 7, 2014.  The cash distributed for this cash dividend payment totaled $677,000.  The Company retained the remaining balance for general corporate purposes.  In May 2014, the Bank paid a dividend of $1,000,000 to the Company in anticipation of the common share cash dividend of $0.02 per share paid on May 29, 2014 to Company shareholders of record on May 8, 2014.  The cash distributed for this cash dividend payment totaled $677,000.  The Company retained the remaining balance for general corporate purposes.  At June 30, 2014, the Bank had a retained earnings balance of $13.6 million.

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

The Company’s cash balance at June 30, 2014 was $2.7 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the three and six months ended June 30, 2014.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2014, we had gross deferred tax assets of $15.3 million, gross deferred tax liabilities of $2.2 million resulting in a net deferred tax asset of $13.1 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we would be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first six months of 2014, we again concluded at June 30, 2014 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2014 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$169,430	0.48%	$41,857	3.59%
Interest rates up 100 basis points	165,547	1.78	41,246	2.08
No change	162,656	---	40,405	---
Interest rates down 100 basis points	155,201	(4.58)	40,110	(0.73)
Interest rates down 200 basis points	155,249	(4.55)	39,842	(1.39)

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

Index
Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2014, the end of the period covered by this report.

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

4.3
First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009.  Previously filed with the Commission on April 24, 2014 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 4.3. Here incorporated by reference.

4.4	Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009.

4.5	Warrant Agreement between Macatawa Bank Corporation and Registrar and Transfer Company dated June 16, 2009.

4.6	Warrant Agreement Addendum between Macatawa Bank Corporation and Registrar and Transfer Company dated July 27, 2009.

4.7	Form of Warrant Certificate (first series).

4.8	Form of Warrant Certificate (second series).

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

Dated: July 24, 2014