Form 10-Q
period 2014-09-30
MACATAWA BANK CORP
filed 2014-10-23
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,803,823 shares of the Company's Common Stock (no par value) were outstanding as of October 23, 2014.

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

Index
Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 (unaudited) and December 31, 2013
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$24,731	$38,714
Federal funds sold and other short-term investments	74,808	118,178
Cash and cash equivalents	99,539	156,892
Interest-bearing time deposits in other financial institutions	20,000	25,000
Securities available for sale, at fair value	162,101	139,659
Securities held to maturity (fair value 2014 - $31,771 and 2013 - $19,278)	31,744	19,248
Federal Home Loan Bank (FHLB) stock	11,236	11,236
Loans held for sale, at fair value	905	1,915
Total loans	1,054,788	1,042,377
Allowance for loan losses	(19,629)	(20,798)
Net loans	1,035,159	1,021,579
Premises and equipment – net	53,292	53,641
Accrued interest receivable	3,415	3,231
Bank-owned life insurance	28,021	27,517
Other real estate owned	28,763	36,796
Net deferred tax asset	12,387	16,200
Other assets	3,102	4,491
Total assets	$1,489,664	$1,517,405

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$385,182	$344,550
Interest-bearing	830,907	905,184
Total deposits	1,216,089	1,249,734
Other borrowed funds	88,107	89,991
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	3,761	3,920
Total liabilities	1,349,195	1,384,883

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,803,823 shares issued and outstanding at September 30, 2014 and 33,801,097 shares issued and outstanding at December 31, 2013	216,394	216,263
Retained deficit	(75,659)	(81,786)
Accumulated other comprehensive income (loss)	(266)	(1,955)
Total shareholders' equity	140,469	132,522
Total liabilities and shareholders' equity	$1,489,664	$1,517,405

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2014 and 2013
(unaudited)
(Dollars in thousands, except per share data)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$10,639	$10,995	$32,129	$34,156
Securities
Taxable	504	476	1,503	1,352
Tax-exempt	309	211	828	508
FHLB Stock	105	98	365	294
Federal funds sold and other short-term investments	117	139	347	349
Total interest income	11,674	11,919	35,172	36,659
Interest expense
Deposits	614	953	1,974	3,020
Other borrowings	756	842	2,263	2,568
Subordinated and long-term debt	---	---	---	---
Total interest expense	1,370	1,795	4,237	5,588
Net interest income	10,304	10,124	30,935	31,071
Provision for loan losses	(750)	(1,500)	(2,750)	(3,250)
Net interest income after provision for loan losses	11,054	11,624	33,685	34,321
Noninterest income
Service charges and fees	1,163	1,072	3,219	3,041
Net gains on mortgage loans	679	612	1,405	2,145
Trust fees	669	584	2,002	1,797
ATM and debit card fees	1,170	1,104	3,425	3,212
Gain on sales of securities	---	---	51	80
Other	622	579	1,779	1,850
Total noninterest income	4,303	3,951	11,881	12,125
Noninterest expense
Salaries and benefits	5,810	5,834	17,177	17,359
Occupancy of premises	897	908	2,837	2,759
Furniture and equipment	803	819	2,394	2,414
Legal and professional	196	192	639	565
Marketing and promotion	226	245	703	738
Data processing	635	570	1,807	1,704
FDIC assessment	287	317	934	1,133
Interchange and other card expense	288	315	825	967
Bond and D&O Insurance	166	187	493	555
Net losses on repossessed and foreclosed properties	449	1,059	634	1,412
Administration and disposition of problem assets	412	752	1,584	2,660
Other	1,220	1,164	3,770	3,552
Total noninterest expenses	11,389	12,362	33,797	35,818
Income before income tax	3,968	3,213	11,769	10,628
Income tax expense	1,206	975	3,614	3,313
Net income	$2,762	$2,238	$8,155	$7,315
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$2,762	$2,238	$8,155	$7,315

Basic earnings per common share	$0.08	$0.08	$0.24	$0.27
Diluted earnings per common share	$0.08	$0.08	$0.24	$0.27
Cash dividends per common share	$0.02	$ ---	$0.06	$ ---

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net income	$2,762	$2,238	$8,155	$7,315

Other comprehensive income (loss):

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	316	(23)	2,650	(3,626)
Tax effect	(111)	8	(928)	1,269
Net change in unrealized gains (losses) on securities available for sale, net of tax	205	(15)	1,722	(2,357)

Less: reclassification adjustments:
Reclassification for gains included in net income	---	---	51	80
Tax effect	---	---	(18)	(28)
Reclassification for gains included in net income, net of tax	---	---	33	52

Other comprehensive income (loss), net of tax	205	(15)	1,689	(2,409)

Comprehensive income	$2,967	$2,223	$9,844	$4,906

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2014 and 2013
(unaudited)
(Dollars in thousands, except per share data)

							Accumulated
							Other	Total
	Preferred Stock				Common	Retained	Comprehensive	Shareholders'
	Series A		Series B		Stock	Deficit	Income (Loss)	Equity
Balance, January 1, 2013		$30,604		$2,560	$187,718	$(91,335)	$960	$130,507
Net income for the nine months ended September 30, 2013						7,315		7,315
Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of Common Stock				(300)	300			---
Net change in unrealized gain (loss) on securities available for sale, net of tax							(2,409)	(2,409)
Stock compensation expense					94			94
Balance, September 30, 2013		$30,604		$2,260	$188,112	$(84,020)	$(1,449)	$135,507

Balance, January 1, 2014	$	---	$	---	$216,263	$(81,786)	$(1,955)	$132,522
Net income for the nine months ended September 30, 2014						8,155		8,155
Common stock issuance costs					(102)			(102)
Issuance of 392 shares of Common Stock on exercise of stock purchase warrants					4			4
Cash dividends at $.06 per share						(2,028)		(2,028)
Net change in unrealized gain (loss) on securities available for sale, net of tax							1,689	1,689
Stock compensation expense					229			229
Balance, September 30, 2014	$	---	$	---	$216,394	$(75,659)	$(266)	$140,469

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities
Net income	$8,155	$7,315
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,438	2,261
Stock compensation expense	229	94
Provision for loan losses	(2,750)	(3,250)
Origination of loans for sale	(51,504)	(91,117)
Proceeds from sales of loans originated for sale	53,919	98,409
Net gains on mortgage loans	(1,405)	(2,145)
Gain on sales of securities	(51)	(80)
Write-down of other real estate	1,109	2,415
Net gain on sales of other real estate	(475)	(1,004)
Decrease in net deferred tax asset	2,903	3,218
Change in accrued interest receivable and other assets	1,205	109
Earnings in bank-owned life insurance	(504)	(539)
Change in accrued expenses and other liabilities	(159)	289
Net cash from operating activities	13,110	15,975

Cash flows from investing activities
Loan originations and payments, net	(13,395)	21,168
Change in interest-bearing deposits in other financial institutions	5,000	(25,000)
Purchases of securities available for sale	(34,990)	(34,450)
Purchases of securities held to maturity	(25,225)	(19,347)
Proceeds from:
Maturities and calls of securities available for sale	19,535	12,417
Sales of securities available for sale	5,164	3,778
Principal paydowns on securities	2,664	5,199
Sales of other real estate	9,964	10,545
Additions to premises and equipment	(1,525)	(1,087)
Net cash from investing activities	(32,808)	(26,777)

Cash flows from financing activities
Change in in-market deposits	(33,645)	1,780
Repayments of other borrowed funds	(1,884)	(3,481)
Proceeds from issuance of common stock	4	---
Cash dividends paid	(2,028)	---
Common stock issuance costs	(102)	---
Net cash from financing activities	(37,655)	(1,701)
Net change in cash and cash equivalents	(57,353)	(12,503)
Cash and cash equivalents at beginning of period	156,892	226,358
Cash and cash equivalents at end of period	$99,539	$213,855

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Month Periods Ended September 30, 2014 and 2013
(unaudited)
(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Supplemental cash flow information
Interest paid	$4,254	$7,542
Income taxes paid	90	95
Supplemental noncash disclosures:
Transfers from loans to other real estate	2,565	3,170
Security settlement	---	(1,626)
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock	---	300

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

Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2014, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At September 30, 2014 and December 31, 2013, the total notional amount of such agreements was $20.0 million and resulted in derivative assets with fair values of $89,000 and $94,000, respectively, which were included in other assets and derivative liabilities of $89,000 and $94,000, respectively, which were included in other liabilities.

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

FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists.  This update requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward.  However, to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is to be presented in the statement of financial position as a liability.  No new recurring disclosures are required.  The amendments are effective for public business entities for annual periods beginning after December 15, 2013, and interim periods within those periods.  The amendments are to be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted.  The impact of prospective adoption of this ASU by the Company in the first quarter of 2014 was not material.

FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The impact of adoption of this ASU by the Company is not expected to be material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
Available for Sale:
U.S. Treasury and federal agency securities	$67,769	$62	$(715)	$67,116
U.S. Agency MBS and CMOs	17,517	36	(289)	17,264
Tax-exempt state and municipal bonds	36,286	333	(221)	36,398
Taxable state and municipal bonds	26,131	433	(85)	26,479
Corporate bonds and other debt securities	13,307	66	(19)	13,354
Other equity securities	1,500	---	(10)	1,490
	$162,510	$930	$(1,339)	$162,101
Held to Maturity
Tax-exempt state and municipal bonds	$31,744	$102	$(75)	$31,771

December 31, 2013
Available for Sale:
U.S. Treasury and federal agency securities	$55,701	$92	$(1,354)	$54,439
U. S. Agency MBS and CMOs	20,029	9	(673)	19,365
Tax-exempt state and municipal bonds	27,920	47	(1,118)	26,849
Taxable state and municipal bonds	26,306	307	(285)	26,328
Corporate bonds and other debt securities	11,211	64	(63)	11,212
Other equity securities	1,500	---	(34)	1,466
	$142,667	$519	$(3,527)	$139,659
Held to Maturity:
Tax-exempt state and municipal bonds	$19,248	$46	$(16)	$19,278

There were no sales of securities in the three month periods ended September 30, 2014 and 2013. Proceeds from sales of available for sale securities were $5.2 million in the nine month period ended September 30, 2014 resulting in net gains on sale of $51,000, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $51,000 ($33,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the nine month period ended September 30, 2014.   Proceeds from the sale of securities available for sale were $3.8 million in the nine month period ended September 30, 2013 resulting in net gains on sale of $80,000, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $80,000 ($52,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the nine month period ended September 30, 2013.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at September 30, 2014 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$19,075	$19,035	$4,424	$4,450
Due from one to five years	745	746	92,569	92,577
Due from five to ten years	5,624	5,690	38,215	38,051
Due after ten years	6,300	6,300	25,802	25,533
	$31,744	$31,771	$161,010	$160,611

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$17,499	$(48)	$40,350	$(667)	$57,849	$(715)
U.S. Agency MBS and CMOs	1,497	(6)	12,617	(283)	14,114	(289)
Tax-exempt state and municipal bonds	23,642	(107)	8,726	(189)	32,368	(296)
Taxable state and municipal bonds	3,053	(12)	4,173	(73)	7,226	(85)
Corporate bonds and other debt securities	2,702	(2)	1,988	(17)	4,690	(19)
Other equity securities	---	---	1,490	(10)	1,490	(10)
Total temporarily impaired	$48,393	$(175)	$69,344	$(1,239)	$117,737	$(1,414)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and federal agency securities	$43,212	$(1,354)	$ ---	$ ---	$43,212	$(1,354)
U.S. Agency MBS and CMOs	18,494	(673)	---	---	18,494	(673)
Tax-exempt state and municipal bonds	21,359	(1,066)	831	(68)	22,190	(1,134)
Taxable state and municipal bonds	9,599	(256)	1,015	(29)	10,614	(285)
Corporate bonds and other debt securities	3,928	(63)	---	---	3,928	(63)
Other equity securities	1,466	(34)	---	---	1,466	(34)
Total temporarily impaired	$98,058	$(3,446)	$1,846	$(97)	$99,904	$(3,543)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that no OTTI charges were necessary during the three and nine month periods ended September 30, 2014 and 2013.

Securities with a carrying value of approximately $1.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at September 30, 2014 and December 31, 2013.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30,	December 31,
	2014	2013
Commercial and industrial	$285,833	$274,099

Commercial real estate:
Residential developed	13,527	18,130
Unsecured to residential developers	7,126	7,315
Vacant and unimproved	48,407	42,988
Commercial development	4,362	2,434
Residential improved	70,228	76,294
Commercial improved	248,946	247,195
Manufacturing and industrial	75,321	77,984
Total commercial real estate	467,917	472,340

Consumer
Residential mortgage	192,386	188,648
Unsecured	1,048	1,337
Home equity	96,507	95,961
Other secured	11,097	9,992
Total consumer	301,038	295,938

Total loans	1,054,788	1,042,377
Allowance for loan losses	(19,629)	(20,798)

	$1,035,159	$1,021,579

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

	Commercial and	Commercial
Three months ended September 30, 2014	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,721	$9,341	$3,933	$54	$20,049
Charge-offs	(4)	---	(116)	---	(120)
Recoveries	75	336	39	---	450
Provision for loan losses	(394)	(407)	60	(9)	(750)
Ending Balance	$6,398	$9,270	$3,916	$45	$19,629

	Commercial and	Commercial
Three months ended September 30, 2013	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$5,602	$12,324	$4,255	$67	$22,248
Charge-offs	(23)	(202)	(129)	---	(354)
Recoveries	585	253	40	---	878
Provision for loan losses	(446)	(1,253)	230	(31)	(1,500)
Ending Balance	$5,718	$11,122	$4,396	$36	$21,272

	Commercial and	Commercial
Nine months ended September 30, 2014	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$10,868	$3,703	$53	$20,798
Charge-offs	(43)	(23)	(228)	---	(294)
Recoveries	440	1,289	146	---	1,875
Provision for loan losses	(173)	(2,864)	295	(8)	(2,750)
Ending Balance	$6,398	$9,270	$3,916	$45	$19,629

	Commercial and	Commercial
Nine months ended September 30, 2013	Industrial	Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(272)	(661)	(762)	---	(1,695)
Recoveries	1,011	1,248	219	---	2,478
Provision for loan losses	(1,480)	(2,922)	1,152	---	(3,250)
Ending Balance	$5,718	$11,122	$4,396	$36	$21,272

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	Commercial and	Commercial
September 30, 2014	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,742	$827	$892	$	---	$4,461
Collectively evaluated for impairment	3,656	8,443	3,024		45	15,168
Total ending allowance balance	$6,398	$9,270	$3,916		$45	$19,629

Loans:
Individually reviewed for impairment	$10,446	$37,025	$14,491	$	---	$61,962
Collectively evaluated for impairment	275,387	430,892	286,547		---	992,826
Total ending loans balance	$285,833	$467,917	$301,038	$	---	$1,054,788

	Commercial and	Commercial
December 31, 2013	Industrial	Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,981	$1,008	$881	$	---	$3,870
Collectively evaluated for impairment	4,193	9,860	2,822		53	16,928
Total ending allowance balance	$6,174	$10,868	$3,703		$53	$20,798

Loans:
Individually reviewed for impairment	$13,155	$41,285	$14,483	$	---	$68,923
Collectively evaluated for impairment	260,944	431,055	281,455		---	973,454
Total ending loans balance	$274,099	$472,340	$295,938	$	---	$1,042,377

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014 (dollars in thousands):

	Unpaid
	Principal	Recorded	Allowance
September 30, 2014	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$3,159	$3,159	$	---

Commercial real estate:
Residential developed	4,129	3,196		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	230	230		---
Residential improved	672	672		---
Commercial improved	331	331		---
Manufacturing and industrial	206	206		---
	5,568	4,635		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$8,727	$7,794	$	---

With an allowance recorded:
Commercial and industrial	$7,287	$7,287		$2,742

Commercial real estate:
Residential developed	587	587		35
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,576	1,576		43
Commercial development	201	201		5
Residential improved	7,840	7,840		242
Commercial improved	17,315	17,315		441
Manufacturing and industrial	4,871	4,871		61
	32,390	32,390		827
Consumer:
Residential mortgage	9,551	9,551		588
Unsecured	---	---		---
Home equity	4,940	4,940		304
Other secured	---	---		---
	14,491	14,491		892
	$54,168	$54,168		$4,461

Total	$62,895	$61,962		$4,461

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2014 and 2013 (dollars in thousands):

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Average of impaired loans during the period:
Commercial and industrial	$10,469	$12,325	$12,220	$14,794

Commercial real estate:
Residential developed	3,801	5,898	4,139	6,526
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	1,593	2,542	1,688	3,073
Commercial development	443	1,233	484	421
Residential improved	8,771	11,072	9,685	11,759
Commercial improved	17,876	19,449	18,100	20,809
Manufacturing and industrial	5,131	6,105	6,085	6,420

Consumer	14,544	14,984	14,453	14,599

Interest income recognized during impairment:
Commercial and industrial	359	186	970	915
Commercial real estate	401	478	1,309	1,656
Consumer	131	141	400	409

Cash-basis interest income recognized
Commercial and industrial	353	194	968	914
Commercial real estate	406	465	1,328	1,648
Consumer	133	141	404	402

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013:

		Over 90
		days
September 30, 2014	Nonaccrual	Accruing

Commercial and industrial	$4,372	$ ---

Commercial real estate:
Residential developed	2,245	---
Unsecured to residential developers	---	---
Vacant and unimproved	---	---
Commercial development	29	---
Residential improved	918	---
Commercial improved	307	---
Manufacturing and industrial	---	---
	3,499	---
Consumer:
Residential mortgage	144	---
Unsecured	57	---
Home equity	353	---
Other secured	---	---
	554	---
Total	$8,425	$ ---

		Over 90
		days
December 31, 2013	Nonaccrual	Accruing

Commercial and industrial	$5,625	$ ---

Commercial real estate:
Residential developed	2,590	153
Unsecured to residential developers	---	---
Vacant and unimproved	---	---
Commercial development	23	---
Residential improved	429	---
Commercial improved	2,511	---
Manufacturing and industrial	---	---
	5,553	153
Consumer:
Residential mortgage	639	---
Unsecured	33	---
Home equity	332	---
Other secured	---	---
	1,004	---
Total	$12,182	$153

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans (dollars in thousands):

	30-90	Greater Than	Total	Loans Not
September 30, 2014	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$179	$123	$302	$285,531	$285,833

Commercial real estate:
Residential developed	---	1,968	1,968	11,559	13,527
Unsecured to residential developers	---	---	---	7,126	7,126
Vacant and unimproved	---	---	---	48,407	48,407
Commercial development	---	29	29	4,333	4,362
Residential improved	67	819	886	69,342	70,228
Commercial improved	714	---	714	248,232	248,946
Manufacturing and industrial	7	---	7	75,314	75,321
	788	2,816	3,604	464,313	467,917
Consumer:
Residential mortgage	533	141	674	191,712	192,386
Unsecured	---	---	---	1,048	1,048
Home equity	473	31	504	96,003	96,507
Other secured	---	---	---	11,097	11,097
	1,006	172	1,178	299,860	301,038
Total	$1,973	$3,111	$5,084	$1,049,704	$1,054,788

	30-90	Greater Than	Total	Loans Not
December 31, 2013	Days	90 Days	Past Due	Past Due	Total
Commercial and industrial	$ ---	$ ---	$ ---	$274,099	$274,099

Commercial real estate:
Residential developed	143	2,296	2,439	15,691	18,130
Unsecured to residential developers	---	---	---	7,315	7,315
Vacant and unimproved	---	---	---	42,988	42,988
Commercial development	---	23	23	2,411	2,434
Residential improved	98	50	148	76,146	76,294
Commercial improved	438	2,056	2,494	244,701	247,195
Manufacturing and industrial	---	---	---	77,984	77,984
	679	4,425	5,104	467,236	472,340
Consumer:
Residential mortgage	78	---	78	188,570	188,648
Unsecured	9	---	9	1,328	1,337
Home equity	317	---	317	95,644	95,961
Other secured	12	---	12	9,980	9,992
	416	---	416	295,522	295,938
Total	$1,095	$4,425	$5,520	$1,036,857	$1,042,377

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $4,410,000 and $3,870,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2014 and December 31, 2013, respectively.  These loans involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Based upon recently issued regulatory guidance, the Company has determined that in situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR designation may be removed.  This guidance was applied to loans outstanding at September 30, 2014.  In addition, the TDR designation may also be removed from loans modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.

As with other impaired loans, an allowance for loan loss is estimated for each TDR based on the most likely source of repayment for each loan.  For impaired commercial real estate loans that are collateral dependent, the allowance is computed based on the fair value of the underlying collateral, less estimated costs to sell.  For impaired commercial loans where repayment is expected from cash flows from business operations, the allowance is computed based on a discounted cash flow computation.  Certain groups of TDRs, such as residential mortgages, have common characteristics and for them the allowance is computed based on a discounted cash flow computation on the change in weighted rate for the pool.  The allowance allocations for commercial TDRs where we have reduced the contractual interest rate are computed by measuring cash flows using the new payment terms discounted at the original contractual rate.

The following table presents information regarding troubled debt restructurings as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	36	$7,551	43	$7,787
Commercial real estate	93	34,648	122	45,774
Consumer	111	14,566	106	14,531
	240	$56,765	271	$68,092

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following tables present information regarding troubled debt restructurings executed during the three month periods ended September 30, 2014 and 2013 (dollars in thousands):

Three Months Ended September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	---		---		---
Consumer	8		183		---
	8		$183	$	---

Three Months Ended September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	2	$823	$	---
Commercial real estate	2	186		---
Consumer	3	137		---
	7	$1,146	$	---

The following tables present information regarding troubled debt restructurings executed during the nine month periods ended September 30, 2014 and 2013 (dollars in thousands):

Nine Months Ended September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$61	$	---
Commercial real estate	10	4,046		---
Consumer	10	257		---
	21	$4,364	$	---

Nine Months Ended September 30, 2013	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	5	$1,085	$	---
Commercial real estate	11	2,903		---
Consumer	33	5,606		1,770
	49	$9,594		$1,770

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  The following table presents information regarding modifications and renewals executed during the three month periods ended September 30, 2014 and 2013 that are not considered TDRs (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	124	$18,113	141	$24,425
Commercial real estate	101	12,476	80	19,422
Consumer	2	45	10	271
	227	$30,634	231	$44,118

The following table presents information regarding modifications and renewals executed during the nine month periods ended September 30, 2014 and 2013 that are not considered TDRs (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	322	$57,936	351	$72,878
Commercial real estate	202	37,389	277	95,058
Consumer	14	1,320	38	1,203
	538	$96,645	666	$169,139

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended September 30, 2014 and 2013 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	---		---
Consumer	---		---	---		---

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the nine month periods ended September 30, 2014 and 2013 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	1		131	---		---
Consumer	---		---	---		---

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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

As of September 30, 2014 and December 31, 2013, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

September 30, 2014	1	2	3	4	5	6	7	8
Commercial and industrial	$77	$9,775	$98,564	$163,897	$7,775	$1,373	$4,372	$	---

Commercial real estate:
Residential developed	---	---	2,389	2,510	5,537	846	2,245		---
Unsecured to residential developers	---	---	---	7,124	2	---	---		---
Vacant and unimproved	---	---	10,480	30,172	7,372	383	---		---
Commercial development	---	---	---	3,914	218	201	29		---
Residential improved	---	104	16,220	43,979	5,847	3,160	918		---
Commercial improved	---	4,284	55,331	160,733	24,231	4,060	307		---
Manufacturing and industrial	---	704	27,235	42,354	4,690	338	---		---
	$77	$14,867	$210,219	$454,683	$55,672	$10,361	$7,871	$	---

December 31, 2013	1	2	3	4	5	6	7	8
Commercial and industrial	$509	$15,836	$81,577	$155,680	$13,513	$1,359	$5,625	$	---

Commercial real estate:
Residential developed	---	---	2,039	5,653	5,232	2,616	2,590		---
Unsecured to residential developers	---	---	---	7,309	6	---	---		---
Vacant and unimproved	---	---	11,191	24,638	6,761	398	---		---
Commercial development	---	---	---	1,673	532	207	23		---
Residential improved	---	109	15,121	45,018	9,391	6,226	429		---
Commercial improved	---	7,382	45,391	161,897	24,937	5,075	2,511		---
Manufacturing and industrial	---	311	24,546	42,133	10,402	593	---		---
	$509	$23,638	$179,865	$444,001	$70,774	$16,474	$11,178	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30,	December 31,
	2014	2013
Not classified as impaired	$4,035	$7,400
Classified as impaired	14,197	20,252
Total commercial loans classified substandard or worse	$18,232	$27,652

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

	Residential	Consumer	Home	Consumer
September 30, 2014	Mortgage	Unsecured	Equity	Other
Performing	$192,245	$1,048	$96,476	$11,097
Nonperforming	141	---	31	---
Total	$192,386	$1,048	$96,507	$11,097

	Residential	Consumer	Home	Consumer
December 31, 2013	Mortgage	Unsecured	Equity	Other
Performing	$188,648	$1,337	$95,961	$9,992
Nonperforming	---	---	---	---
Total	$188,648	$1,337	$95,961	$9,992

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Nine	Year	Nine
	Months Ended	Ended	Months Ended
	September 30,	December 31,	September 30,
	2014	2013	2013
Beginning balance	$53,501	$69,743	$69,743
Additions, transfers from loans	2,565	3,539	3,170
Proceeds from sales of other real estate owned	(9,964)	(16,501)	(10,545)
Valuation allowance reversal upon sale	(3,409)	(4,378)	(2,794)
Gain on sale of other real estate owned	475	1,098	1,004
	43,168	53,501	60,578
Less: valuation allowance	(14,405)	(16,705)	(17,782)
Ending balance	$28,763	$36,796	$42,796

Activity in the valuation allowance was as follows (dollars in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Beginning balance	$16,705	$18,161
Additions charged to expense	1,109	2,415
Reversals upon sale	(3,409)	(2,794)
Ending balance	$14,405	$17,782

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable	Significant Unobservable Inputs
	Value	(Level 1)		Inputs (Level 2)	(Level 3)
September 30, 2014
U.S. Treasury and federal agency securities	$67,116	$	---	$67,116	$	---
U.S. Agency MBS and CMOs	17,264		---	17,264		---
Tax-exempt state and municipal bonds	36,398		---	36,398		---
Taxable state and municipal bonds	26,479		---	26,479		---
Corporate bonds and other debt securities	13,354		---	13,354		---
Other equity securities	1,490		---	1,490		---
Loans held for sale	905		---	905		---
Interest rate swaps	89		---	---		89
Interest rate swaps	(89)		---	---		(89)

December 31, 2013
U.S. Treasury and federal agency securities	$54,439	$	---	$54,439	$	---
U.S. Agency MBS and CMOs	19,365		---	19,365		---
Tax-exempt state and municipal bonds	26,849		---	26,849		---
Taxable state and municipal bonds	26,328		---	26,328		---
Corporate bonds and other debt securities	11,212		---	11,212		---
Other equity securities	1,466		---	1,466		---
Loans held for sale	1,915		---	1,915		---
Interest rate swaps	94		---	---		94
Interest rate swaps	(94)		---	---		(94)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable		Significant Unobservable Inputs
	Value	(Level 1)		Inputs (Level 2)		(Level 3)
September 30, 2014
Impaired loans	$17,709	$	---	$	---	$17,709
Other real estate owned	23,442		---		---	23,442

December 31, 2013
Impaired loans	$22,403	$	---	$	---	$22,403
Other real estate owned	29,711		---		---	29,711

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2014 and December 31, 2013 (dollars in thousands).

	Level in	September 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	Level 1	$24,731	$24,731	$38,714	$38,714
Cash equivalents	Level 2	74,808	74,808	118,178	118,178
Interest-bearing time deposits in other financial institutions	Level 2	20,000	20,089	25,000	25,003
Securities held to maturity	Level 3	31,744	31,771	19,248	19,278
FHLB stock		11,236	NA	11,236	NA
Loans, net	Level 2	1,017,450	1,015,635	999,176	990,084
Bank owned life insurance	Level 3	28,021	28,021	27,517	27,517
Accrued interest receivable	Level 2	3,415	3,415	3,231	3,231

Financial liabilities
Deposits	Level 2	(1,216,089)	(1,216,601)	(1,249,734)	(1,250,886)
Other borrowed funds	Level 2	(88,107)	(88,543)	(89,991)	(90,321)
Long-term debt	Level 2	(41,238)	(35,514)	(41,238)	(35,098)
Subordinated debt	Level 2	---	---	---	---
Accrued interest payable	Level 2	(291)	(291)	(308)	(308)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30,	December 31,
	2014	2013
Noninterest-bearing demand	$385,182	$344,550
Interest bearing demand	278,302	287,417
Savings and money market accounts	425,877	469,542
Certificates of deposit	126,728	148,225
	$1,216,089	$1,249,734

Approximately $52.6 million and $56.7 million in certificates of deposit were in denominations of $100,000 or more at September 30, 2014 and December 31, 2013, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
September 30, 2014
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	8,107	March 2018 to July 2018	3.78%
	$88,107

			Weighted
	Advance		Average
Principal Terms	Amount	Range of Maturities	Interest Rate
December 31, 2013
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	9,991	March 2018 to July 2018	3.78%
	$89,991

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $447,484,000 and $411,715,000 under a blanket lien arrangement at September 30, 2014 and December 31, 2013, respectively.

Scheduled repayments of FHLB advances as of September 30, 2014 were as follows (in thousands):

2014	$	---
2015		1,938
2016		21,996
2017		2,055
2018		52,118
Thereafter		10,000
		$88,107

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at September 30, 2014 and December 31, 2013, and the Company had approximately $24.4 million and $22.7 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $28.2 million and $26.6 million at September 30, 2014 and December 31, 2013, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2014 and 2013 are as follows (dollars in thousands, except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net income	$2,762	$2,238	$8,155	$7,315
Dividends declared on preferred shares	---	---	---	---
Net income available to common shares	$2,762	$2,238	$8,155	$7,315

Weighted average shares outstanding, including participating stock awards - Basic	33,795,384	27,261,325	33,791,470	27,244,741

Dilutive potential common shares:
Stock options	---	---	---	---
Conversion of preferred stock	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	33,795,384	27,261,325	33,791,470	27,244,741

Basic earnings per common share	$0.08	$0.08	$0.24	$0.27
Diluted earnings per common share	$0.08	$0.08	$0.24	$0.27

Stock options for 351,195 shares of common stock for both the three and nine month periods ended September 30, 2014 were not considered in computing diluted earnings per share because they were antidilutive. Stock options for 445,392 shares of common stock for both the three and nine month periods ended September 30, 2013 were not considered in computing diluted earnings per share because they were antidilutive.  Potential common shares associated with convertible preferred stock (for the 2013 periods) and stock warrants were excluded from dilutive potential common shares as they were antidilutive.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Current	$651	$40	$711	$95
Deferred	555	935	2,903	3,218
	$1,206	$975	$3,614	$3,313

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	$1,389	$1,124	$4,119	$3,720
Add (deduct)
Tax-exempt interest income	(104)	(70)	(278)	(166)
Bank-owned life insurance	(62)	(63)	(177)	(188)
Other, net	(17)	(16)	(50)	(53)
	$1,206	$975	$3,614	$3,313

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at September 30, 2014 or December 31, 2013.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30,	December 31,
	2014	2013
Deferred tax assets
Allowance for loan losses	$6,870	$7,279
Nonaccrual loan interest	908	782
Valuation allowance on other real estate owned	5,000	5,847
Net operating loss carryforward	---	1,743
Unrealized loss on securities available for sale	143	1,053
Other	1,962	1,808
Gross deferred tax assets	14,883	18,512
Valuation allowance	---	---
Total net deferred tax assets	14,883	18,512

Deferred tax liabilities
Depreciation	(1,903)	(1,620)
Prepaid expenses	(204)	(308)
Other	(389)	(384)
Gross deferred tax liabilities	(2,496)	(2,312)
Net deferred tax asset	$12,387	$16,200

At September 30, 2014, we had no U.S. federal net operating loss carry forwards remaining.

There were no unrecognized tax benefits at September 30, 2014 or December 31, 2013 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2011.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30,	December 31,
	2014	2013
Commitments to make loans	$141,628	$87,513
Letters of credit	10,827	10,774
Unused lines of credit	360,344	313,232

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $13.7 million and $14.7 million at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, approximately 34% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

We and our subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  On January 27, 2014, our former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against us claiming that we breached an alleged employment agreement pursuant to which he claims entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  Mr. Smith’s complaint seeks damages in an unspecified amount in excess of $25,000.  We are vigorously contesting the action.  As of September 30, 2014, there were no other material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At September 30, 2014 and December 31, 2013, actual capital levels and minimum required levels were (in thousands):

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2014
Total capital (to risk weighted assets)
Consolidated	$186,618	16.3%	$91,659	8.0%	N/	A	N/	A
Bank	183,675	16.0	91,812	8.0	$114,765		10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	172,231	15.0	45,829	4.0	N/	A	N/	A
Bank	169,264	14.8	45,906	4.0	68,859		6.0
Tier 1 capital (to average assets)
Consolidated	172,231	11.6	59,571	4.0	N/	A	N/	A
Bank	169,264	11.4	59,500	4.0	74,376		5.0

December 31, 2013
Total capital (to risk weighted assets)
Consolidated	$174,433	15.7%	$88,915	8.0%	N/	A	N/	A
Bank	171,811	15.4	88,968	8.0	$111,210		10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	160,455	14.4	44,457	4.0	N/	A	N/	A
Bank	157,825	14.2	44,484	4.0	66,726		6.0
Tier 1 capital (to average assets)
Consolidated	160,455	10.6	60,482	4.0	N/	A	N/	A
Bank	157,825	10.5	60,407	4.0	75,509		5.0

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2014 and December 31, 2013, respectively, qualified as Tier 1 capital. Refer to our 2013 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at September 30, 2014 and December 31, 2013.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at September 30, 2014, we believe implementation of the new rule will have no material impact on our capital needs.

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

At September 30, 2014, we had total assets of $1.49 billion, total loans of $1.05 billion, total deposits of $1.22 billion and shareholders' equity of $140.5 million.  During the third quarter of 2014, we recognized net income of $2.8 million compared to net income of $2.2 million in the third quarter of 2013.  For the nine months ended September 30, 2014, net income was $8.2 million compared to $7.3 million for the same period in 2013.  As of September 30, 2014, the Company’s and the Bank’s risk-based regulatory capital ratios were among the highest in the Company’s history.  The Bank was categorized as “well capitalized” at September 30, 2014.

After a hiatus of over five years, we paid a dividend of $0.02 per share in each of the three quarters to date in 2014.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended September 30, 2014 was $2.8 million, compared to net income of $2.2 million in the third quarter of 2013. Net income per common share on a diluted basis was $0.08 for the third quarters of 2014 and 2013.  For the first nine months of 2014, net income was $8.2 million, compared to $7.3 million for the same period in 2013.  Net income per share on a diluted basis for the nine months ended September 30, 2014 was $0.24 compared to $0.27 for the same period in 2013.  The 2014 per share information includes the impact of the exchange of all of our outstanding shares of preferred stock for common stock and cash completed at the end of 2013.

The increase in earnings in the third quarter of 2014 compared to the third quarter of 2013, as well as for the nine month period ended September 30, 2014 compared to the same period in the prior year, was primarily due to continued reductions in our nonperforming asset expenses.  Nonperforming asset expenses (including administration costs and losses) were $861,000 for the third quarter of 2014 compared to $1.8 million for the third quarter of 2013.  For the nine months ended September 30, 2014, nonperforming asset expenses were $2.2 million compared to $4.1 million for the same period in 2013.  We recorded a negative provision for loan losses in the third quarters of 2014 and 2013 and the first nine months of 2014 and 2013.  The provision for loan losses was a negative $750,000 for the three month period ended September 30, 2014 compared to a negative $1.5 million for the same period in 2013 and a negative $2.75 million in the first nine months of 2014 compared to a negative $3.25 million for the same period in 2013.  We again were in a net loan recovery position for the third quarter of 2014, with $330,000 in net loan recoveries, compared to $524,000 in net loan recoveries in the third quarter of 2013.  For the nine months ended September 30, 2014 and 2013, net loan recoveries were $1.6 million and $783,000, respectively. Lost interest from elevated levels of nonperforming assets was approximately $429,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2014 compared to $561,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2013.

Net Interest Income: Net interest income totaled $10.3 million for the third quarter of 2014 compared to $10.1 million for the third quarter of 2013.  For the first nine months of 2014, net interest income was $30.9 million compared to $31.1 million for the same period in 2013.

Our average yield on earning assets for the third quarter of 2014 decreased 5 basis points compared to the same period in 2013 from 3.48% to 3.43%. Average interest earning assets totaled $1.36 billion for the third quarter of 2014 and 2013. The net interest margin was 3.04% for the third quarter of 2014 compared to 2.96% for the third quarter of 2013. Offsetting dynamics influenced the margin as follows.  An increase of $34.7 million in average securities between periods partially mitigated the impact of reduction in average loan yield from 4.25% in the third quarter of 2013 to 3.99% in the third quarter of 2014 thereby limiting the decrease in total yield of interest earning assets to only 5 basis points.  The primary factor causing the increase in net interest margin was the 14 basis point decrease in the total cost of interest-bearing liabilities.

Index
Average interest earning assets were unchanged at $1.35 billion for the first nine months of 2014 and 2013.  Our average yield on earning assets decreased 13 basis points for the first nine months of 2014 in comparison to the same period in 2013.  Our net interest margin was 3.08% for the first nine months of 2014 and 2013.  Net interest income was positively impacted in the first nine months of 2014 due in part to a one-time recovery of interest of $337,000 on a previously charged off loan in the first quarter of 2014.

The yield on interest earning assets decreased for both the three and nine month periods ended September 30, 2014 as the yield on our loan portfolio decreased 26 basis points for the three month period and 28 basis points for the nine month period.  However, this was significantly offset by the effect of improvement in the mix of our average earning assets.  For the three month period ended September 30, 2014, we reduced average federal funds sold and other short-term investments by $68.5 million, while increasing average loans by $29.8 million and average securities by $34.5 million.  For the nine month period ended September 30, 2014, we reduced average federal funds sold and other short-term investments by $41.6 million, while increasing average loans by $5.1 million and average securities by $37.7 million.  Also impacting the nine month period ended September 30, 2014 was a one-time recovery of interest on a previously charged off loan which partially offset the decreases in the yield on our commercial, residential and consumer loan portfolios. Our margin has been negatively impacted by our decision to hold significant balances in liquid and short-term investments during the past three years. As we continue to deploy these balances in building our investment portfolio and booking high quality loans, we expect our margin to be positively impacted.

The cost of funds decreased 14 basis points to 0.55% in the third quarter of 2014 from 0.69% in the same period in 2013. The cost of funds decreased 15 basis points to 0.56% for the nine months ended September 30, 2014 compared to 0.71% for the same period in 2013.  For both the three and nine month periods ended September 30, 2014, decreases in the rates paid on our deposit accounts in response to declining market rates and the rollover other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index
The following table shows an analysis of net interest margin for the three month periods ended September 30, 2014 and 2013.

	For the three months ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$123,182	$504	1.64%	$110,927	$476	1.72%
Tax-exempt securities (1)	60,067	309	3.20%	37,619	211	3.42%
Loans (2)	1,045,794	10,639	3.99%	1,016,008	10,995	4.25%
Federal Home Loan Bank stock	11,236	105	3.66%	11,236	98	3.41%
Federal funds sold and other short-term investments	117,940	117	0.39%	186,433	139	0.29%
Total interest earning assets (1)	1,358,219	11,674	3.43%	1,362,223	11,919	3.48%

Noninterest earning assets:
Cash and due from banks	27,942			26,229
Other	111,225			126,103
Total assets	$1,497,386			$1,514,555

Liabilities
Deposits:
Interest bearing demand	$266,881	81	0.12%	$271,084	91	0.14%
Savings and money market accounts	439,218	204	0.19%	465,470	479	0.41%
Time deposits	134,391	329	0.97%	164,785	384	0.93%
Borrowings:
Other borrowed funds	88,209	426	1.89%	90,864	465	2.01%
Long-term debt	41,238	330	3.13%	41,238	376	3.57%
Total interest bearing liabilities	969,937	1,370	0.55%	1,033,441	1,795	0.69%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	383,551			336,963
Other noninterest bearing liabilities	4,791			10,033
Shareholders' equity	139,107			134,118
Total liabilities and shareholders' equity	$1,497,386			$1,514,555

Net interest income		$10,304			$10,124

Net interest spread (1)			2.88%			2.79%
Net interest margin (1)			3.04%			2.96%
Ratio of average interest earning assets to average interest bearing liabilities	140.03%			131.81%

(1)	Yield adjusted to fully tax equivalent using a tax rate of 35%.
(2)	Includes average nonaccrual loans of approximately $7.9 million and $10.1 million for the three months ended September 30, 2014 and 2013.

Index
The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2014 and 2013.

	For the nine months ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Earned	Yield	Average	Earned	Yield
	Balance	or paid	or cost	Balance	or paid	or cost
	(Dollars in thousands)
Assets
Taxable securities	$120,470	$1,503	1.66%	$106,402	$1,352	1.69%
Tax-exempt securities (1)	53,829	828	3.22%	30,205	508	3.56%
Loans (2)	1,042,036	32,129	4.08%	1,036,974	34,156	4.36%
Federal Home Loan Bank stock	11,236	365	4.28%	11,236	294	3.45%
Federal funds sold and other short-term investments	121,130	347	0.38%	162,727	349	0.28%
Total interest earning assets (1)	1,348,701	35,172	3.50%	1,347,544	36,659	3.63%

Noninterest earning assets:
Cash and due from banks	26,038			23,830
Other	114,510			132,376
Total assets	$1,489,249			$1,503,750

Liabilities
Deposits:
Interest bearing demand	$272,620	226	0.11%	$269,196	268	0.13%
Savings and money market accounts	453,929	737	0.22%	468,506	1,497	0.43%
Time deposits	141,879	1,010	0.95%	176,001	1,256	0.96%
Borrowings:
Other borrowed funds	88,918	1,283	1.90%	92,132	1,450	2.07%
Long-term debt	41,238	981	3.14%	41,238	1,117	3.58%
Total interest bearing liabilities	998,584	4,237	0.56%	1,047,073	5,588	0.71%

Noninterest bearing liabilities:
Noninterest bearing demand accounts	349,294			313,946
Other noninterest bearing liabilities	1,435			9,191
Shareholders' equity	139,936			133,540
Total liabilities and shareholders' equity	$1,489,249			$1,503,750

Net interest income		$30,935			$31,071

Net interest spread (1)			2.94%			2.92%
Net interest margin (1)			3.08%			3.08%
Ratio of average interest earning assets to average interest bearing liabilities	135.06%			128.70%

(1)	Yield adjusted to fully tax equivalent using a tax rate of 35%.
(2)	Includes average nonaccrual loans of approximately $10.7 million and $12.3 million for the nine months ended September 30, 2014 and 2013.

Index
Provision for Loan Losses: The provision for loan losses for the third quarter of 2014 was a negative $750,000 compared to a negative $1.5 million for the third quarter of 2013.  The negative provision for loan losses for both periods was caused by stabilizing real estate values on problem credits, continued improvement in credit quality metrics and low chargeoff levels.  At September 30, 2014, we had experienced net loan recoveries in six of the past seven quarters.  The provision for loan losses for the first nine months of 2014 was a negative $2.75 million compared to a negative $3.25 million for the same period in 2013.

Net loan recoveries were $330,000 in the third quarter of 2014 compared to net loan recoveries of $524,000 for the third quarter of 2013. In the third quarter of 2014, we had $120,000 in charge-offs, compared to $354,000 in the third quarter of 2013.  The charge-offs for each period were largely driven by declines in the value of real estate securing our loans. Real estate values, however, have been recovering, translating into a decline in charge-offs. We are also experiencing positive results from our collection efforts with loan recoveries increasing as evidenced by our net loan recovery positions in six of the past seven quarters, including the third quarter of 2014.  Loan recoveries were $450,000 for the third quarter of 2014 and $878,000 for the same period in 2013.  Loan recoveries for the nine months ended September 30, 2014 were $1.9 million compared to $2.5 million for the same period in 2013.  For the nine months ended September 30, 2014, we experienced net recoveries of $1.6 million compared to net recoveries of $783,000  for the same period in 2013.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

The amounts of loan loss provision in both the most recent quarter and comparable prior year period and for the nine month periods ended September 30, 2014 and 2013 were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained lower level of quarterly net charge-offs over the past several quarters had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading "Allowance for Loan Losses" below.

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2014 increased to $4.3 million from $4.0 million and decreased to $11.9 million from $12.1 million, respectively, for the same periods in 2013.  The components of noninterest income are shown in the table below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Service charges and fees on deposit accounts	$1,163	$1,072	$3,219	$3,041
Net gains on mortgage loans	679	612	1,405	2,145
Trust fees	669	584	2,002	1,797
Gain as sales of securities	---	---	51	80
ATM and debit card fees	1,170	1,104	3,425	3,212
Bank owned life insurance (“BOLI”) income	176	180	505	539
Investment services fees	233	198	723	670
Other income	213	201	551	641
Total noninterest income	$4,303	$3,951	$11,881	$12,125

Service charges on deposit accounts increased for the three and nine month periods ended September 30, 2014 due to changes in our pricing of certain deposit related services.  Trust fees were also up due to investment market improvement and growth in the number of trust customers.  ATM and debit card fees increased over 2013 due to higher level of usage from our customers in 2014, partially due to our rollout of the uChoose Rewards incentive program in late 2013.  For the nine month period ended September 30, 2014, these increases were offset by a reduction in gains on sales of mortgage loans due to a decrease in our residential mortgage loan origination volume in early 2014.  Volume decreased industry-wide as a result of market increases in mortgage loan rates beginning late in the second quarter of 2013, but has rebounded more recently due to an uptick in residential real estate activity in the second and third quarters of 2014.  We also recognized a reduction in other income in the nine month period ended September 30, 2014 due to lower level of rental income on other real estate owned, as we continued to reduce our holdings of such properties.

Index
Noninterest Expense: Noninterest expense decreased to $11.4 million and $33.8 million for the three and nine month periods ended September 30, 2014, from $12.4 million and $35.8 million, respectively, for the same periods in 2013. The components of noninterest expense are shown in the table below (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Salaries and benefits	$5,810	$5,834	$17,177	$17,359
Occupancy of premises	897	908	2,837	2,759
Furniture and equipment	803	819	2,394	2,414
Legal and professional	196	192	639	565
Marketing and promotion	226	245	703	738
Data processing	635	570	1,807	1,704
FDIC assessment	287	317	934	1,133
Interchange and other card expense	288	315	825	967
Bond and D&O insurance	166	187	493	555
Administration and disposition of problem assets	861	1,811	2,218	4,072
Outside services	471	383	1,261	1,106
Other noninterest expense	749	781	2,509	2,446
Total noninterest expense	$11,389	$12,362	$33,797	$35,818

Several components of noninterest expense experienced a decline due to our ongoing efforts to manage expenses and improve efficiency in our operations. Our largest component of noninterest expense, salaries and benefits, decreased slightly in the third quarter of 2014 from the third quarter of 2013. We had 352 full-time equivalent employees at September 30, 2014 compared to 363 at September 30, 2013. In addition, reduced medical insurance costs driven by lower claims experience and lower commissions paid from reduced mortgage origination activity also contributed to the decline in salaries and benefits. Salaries and benefits decreased by $182,000 from $17.4 million for the first nine months of 2013 to $17.2 million for the same period in 2014.

Over the past several years, the next largest noninterest expense has been our cost related to administration and disposition of problem assets. Costs associated with administration and disposition of problem assets include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced significant decreases in each of these expense categories in the third quarter of 2014 compared to the same period in the prior year, as well as in the nine month period ended September 30, 2014 compared to the same period in the prior year.

These costs are itemized in the following table (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Legal and professional – nonperforming assets	$62	$161	$257	$662
Repossessed and foreclosed property administration	350	591	1,327	1,998
Net losses on repossessed and foreclosed properties	449	1,059	634	1,412
Total	$861	$1,811	$2,218	$4,072

Net losses on repossessed assets and foreclosed properties decreased by $610,000 from the third quarter of 2013 to the third quarter of 2014.  For the first nine months of 2014, net losses on repossessed assets and foreclosed properties were down $778,000 from the same period in 2013.  The writedowns for each period have largely been driven by declines in the value of real estate. Real estate values, however, have been recovering, translating into a downward trend in writedowns. For the nine months ended September 30, 2014, we realized net gains of $475,000 on sales of foreclosed properties, significantly offsetting the $1.1 million in valuation writedowns for the period.

Index
Costs associated with administration and disposition of problem assets decreased due to the decrease in the level of other real estate owned. Other real estate owned decreased from $42.8 million at September 30, 2013 to $28.8 million at September 30, 2014.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

FDIC assessments decreased by $199,000 for the nine months ended September 30, 2014 compared to the same period in the prior year as a result of the 2014 period including the full effect of the change in our assessment category resulting from the termination of our previous regulatory orders.  For the nine months ended September 30, 2014, our FDIC assessments were $934,000 compared to $1.1 million for the same period in 2013.

Federal Income Tax Expense: We recorded $1.2 million and $3.6 million in federal income tax expense for the three and nine month periods ended September 30, 2014 compared to $975,000 and $3.3 million, respectively, in the same periods in 2013.  At December 31, 2012 and since that time, we have concluded that a valuation allowance on our deferred tax asset was not required.  As a result, the financial results for each period reflect federal income tax expense, at an effective tax rate of 30.39% and 30.71% for the three and nine month periods ended September 30, 2014, compared to 30.35% and 31.17%, respectively, for the same periods in 2013.

FINANCIAL CONDITION

Summary:  We have been focused on improving our loan portfolio, reducing exposure in higher loan concentration types, and improving our financial condition through diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   We have experienced positive results in each of these areas over the past four years.

Total assets were $1.49 billion at September 30, 2014, a decrease of $27.7 million from $1.52 billion at December 31, 2013. This change reflected increases of $22.4 million in securities available for sale, $12.5 million in securities held to maturity, and $12.4 million in our loan portfolio, offset by declines of $5.0 million of interest-bearing time deposits in other financial institutions, $14.0 million in cash and equivalents and $43.4 million in federal funds sold and other short-term investments. Total deposits declined by $33.6 million due to normal seasonal deposit usage and other borrowed funds were down by $1.9 million at September 30, 2014 compared to December 31, 2013.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short term investments, were $99.5 million at September 30, 2014 compared to $156.9 million at December 31, 2013. The $57.4 million decrease was partially the result of normal outflow of the seasonal build-up in deposits that takes place at the end of the year and partially the result of growth we experienced in investment securities and in our loan portfolio. We expect further declines in our balances of short term investments as loan demand continues to increase.

Interest-bearing Time Deposits with Other Financial Institutions: We opened two time deposit accounts with our primary correspondent bank in the first quarter of 2013, each in equal amounts totaling $25.0 million.  One of these deposits matured in March 2014 and the other matured in September 2014.  We opened another time deposit of $20.0 million in the first quarter of 2014 which matures in February 2016.  These time deposits provide a higher interest rate than federal funds sold or other short-term investments.

Securities Available for Sale: Securities available for sale were $162.1 million at September 30, 2014 compared to $139.7 million at December 31, 2013. The balance at September 30, 2014 primarily consisted of U.S. agency securities, agency mortgage backed securities and various taxable and non-taxable municipal investments. We expect to continue to reinvest excess liquidity and selectively rebuild our investment portfolio.

Portfolio Loans and Asset Quality: During the first nine months of 2014, total portfolio loans increased by $12.4 million to $1.05 billion.  During the first nine months of 2014, our commercial portfolio increased by $7.3 million, while our consumer portfolio increased by $1.4 million and our residential mortgage portfolio increased by $3.7 million. We have been focusing efforts to increase the non-real estate portion of our commercial portfolio as well as our consumer and residential mortgage portfolio segments to further diversify our credit risk.

Our commercial loan portfolio balances declined in recent years prior to 2014 reflecting the economic conditions in West Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized.  During the fourth quarter of 2012, we achieved growth in our commercial loan portfolio for the first time since the fourth quarter of 2008 and balances held relatively steady since, with reduction in balances of problem credits.  We experienced growth in our commercial loan portfolio again in the second and third quarters of 2014 and based on our current commercial loan pipeline believe we are poised for further high quality loan portfolio growth through the remainder of 2014.

Index
Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 71% of the total loan portfolio at September 30, 2014 and December 31, 2013. Residential mortgage and consumer loans comprised approximately 29% of total loans at September 30, 2014 and December 31, 2013.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30, 2014		December 31, 2013
		Percent of		Percent of
	Balance	Total Loans	Balance	Total Loans
Commercial real estate: (1)
Residential developed	$13,527	1.3%	$18,130	1.8%
Unsecured to residential developers	7,126	0.7	7,315	0.7
Vacant and unimproved	48,407	4.6	42,988	4.1
Commercial development	4,362	0.4	2,434	0.2
Residential improved	70,228	6.7	76,294	7.3
Commercial improved	248,946	23.6	247,195	23.7
Manufacturing and industrial	75,321	7.1	77,984	7.5
Total commercial real estate	467,917	44.4	472,340	45.3
Commercial and industrial	285,833	27.1%	274,099	26.3%
Total commercial	753,750	71.5	746,439	71.6

Consumer
Residential mortgage	192,386	18.2	188,648	18.1
Unsecured	1,048	0.1	1,337	0.1
Home equity	96,507	9.1	95,961	9.2
Other secured	11,097	1.1	9,992	1.0
Total consumer	301,038	28.5	295,938	28.4
Total loans	$1,054,788	100.0%	$1,042,377	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 44.4% of the total loan portfolio at September 30, 2014 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans declined $4.4 million in the nine month period since December 31, 2013. Our commercial and industrial loan portfolio increased by $11.7 million to $285.8 million at September 30, 2014 and represented 27.1% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, grew by $3.7 million from December 31, 2013 to September 30, 2014 as we continue to execute our strategy to diversify our credit risk from commercial real estate.  A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

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

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. These types of loans increased by $1.4 million to $108.7 million at September 30, 2014 from $107.3 million at December 31, 2013.  Consumer loans comprised approximately 10.3% of our portfolio loans at September 30, 2014 and 10.3% at December 31, 2013.

Index
The following table shows our loan origination activity for portfolio loans during the first nine months of 2014, broken out by loan type and also shows average originated loan size (dollars in thousands):

		Percent of
	Portfolio	Total	Average
	Originations	Originations	Loan Size
Commercial real estate:
Residential developed	$5,620	1.3%	$624
Unsecured to residential developers	---	---	---
Vacant and unimproved	24,283	5.5	1,735
Commercial development	2,359	0.5	2,359
Residential improved	37,798	8.6	215
Commercial improved	69,598	15.8	916
Manufacturing and industrial	18,157	4.1	757
Total commercial real estate	157,815	35.8	526
Commercial and industrial	209,206	47.5	34
Total commercial	367,021	83.3	58

Consumer
Residential mortgage	38,094	8.6	200
Unsecured	187	---	8
Home equity	29,740	6.8	67
Other secured	5,608	1.3	21
Total consumer	73,629	16.7	79
Total loans	$440,650	100.0%	60

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2014, nonperforming assets totaled $37.2 million compared to $49.2 million at December 31, 2013. Additions to foreclosed properties owned in the first nine months of 2014 were $2.6 million.  Proceeds from sales of foreclosed properties were $10.0 million in the first nine months of 2014 which included a net gain of $475,000. This is a similar volume of sales as compared to the first nine months of 2013, when we experienced proceeds of $10.5 million and realized a net gain of $1.0 million.  We expect the monthly level of sales of foreclosed properties for the remainder of 2014 to be similar to the levels experienced in the first nine months of 2014.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of September 30, 2014, nonperforming loans totaled $8.4 million, or 0.80% of total portfolio loans, compared to $12.3 million, or 1.18% of total portfolio loans, at December 31, 2013.

Loans for development or sale of 1-4 family residential properties comprised approximately $2.2 million, or 26.7% of total nonperforming loans, at September 30, 2014 compared to $2.6 million, or 21.0% of total nonperforming loans, at December 31, 2013. The remaining balance of nonperforming loans at September 30, 2014 consisted of $1.3 million of commercial real estate loans secured by various types of non-residential real estate, $4.4 million of commercial and industrial loans, and $554,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $28.8 million at September 30, 2014 and $36.8 million at December 31, 2013. Of the balance at September 30, 2014, there were 64 commercial real estate properties totaling approximately $27.4 million. The remaining balance was comprised of 12 residential properties totaling approximately $1.3 million.  Three commercial real estate properties comprised $11.9 million, or 41%, of total other real estate owned at September 30, 2014.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

Index
At September 30, 2014, our foreclosed asset portfolio had a weighted average age held in portfolio of 3.59 years. Below is a breakout of our foreclosed asset portfolio at September 30, 2014 by property type and the percentages by which the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

			Combined
	Carrying		Writedown
	Value at	Foreclosed	(Loan and
	September 30,	Asset	Foreclosed
Foreclosed Asset Property Type	2014	Writedown	Asset)
Single Family	$905	---%	22.8%
Residential Lot	420	31.7	50.0
Multi-Family	---	---	---
Vacant Land	4,800	36.2	50.3
Residential Development	7,773	38.3	80.7
Commercial Office	1,747	31.4	56.1
Commercial Industrial	---	---	---
Commercial Improved	13,118	29.1	41.8
	$28,763	32.6	63.0

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30,	December 31,
	2014	2013
Nonaccrual loans	$8,425	$12,182
Loans 90 days past due and still accruing	---	153
Total nonperforming loans (NPLs)	8,425	12,335
Foreclosed assets	28,763	36,796
Repossessed assets	38	40
Total nonperforming assets (NPAs)	37,226	49,171
Accruing restructured loans (ARLs) (1)	48,742	57,790
Total NPAs and ARLs	$85,968	$106,961

NPLs to total loans	0.80%	1.18%
NPAs to total assets	2.50%	3.24%

(1)	Comprised of approximately $34.5 million and $43.6 million of commercial loans and $14.2 million and $14.2 million of consumer loans whose terms have been restructured at September 30, 2014 and December 31, 2013, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

Allowance for loan losses: The allowance for loan losses at September 30, 2014 was $19.6 million, a decrease of $1.2 million, compared to $20.8 million at December 31, 2013. The balance of the allowance for loan losses represented 1.86% of total portfolio loans at September 30, 2014 compared to 2.00% of total portfolio loans at December 31, 2013.  The allowance for loan losses to nonperforming loan coverage ratio increased from 168.61% at December 31, 2013 to 232.99% at September 30, 2014.

Index
The table below shows the changes in these metrics over the past five quarters:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2014	2014	2014	2013	2013
Commercial loans	$753.8	$748.7	$735.1	$746.4	$735.1
Nonperforming loans	8.4	8.1	15.5	12.3	10.2
Other real estate owned and repo assets	28.8	31.6	34.1	36.8	42.8
Total nonperforming assets	37.2	39.6	49.6	49.2	53.0
Net charge-offs (recoveries)	(0.3)	(0.7)	(0.6)	(0.5)	(0.5)
Total delinquencies	5.1	5.2	6.6	5.5	7.8

Nonperforming loans continually declined since the first quarter of 2010 to $10.2 million at September 30, 2013.  These balances increased $2.1 million in the fourth quarter of 2013 and $3.2 million in the first quarter of 2014, due to seasonal draws on one nonperforming loan.  As expected, these balances paid down in the second quarter of 2014.  As discussed earlier, we have had net loan recoveries in several quarters over the last two years and in six of the last seven quarters.  Our total delinquencies have continued to stabilize and were down to $5.1 million at September 30, 2014.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The allowance for loan losses decreased $1.2 million in the first nine months of 2014 due to a negative provision for loan losses of $2.75 million for the nine months ended September 30, 2014 compared to a negative $3.25 million for the same period of 2013.  Net loan recoveries were $1.6 million for the nine months ended September 30, 2014, compared to net recoveries of $783,000 for the same period in 2013. The ratio of net charge-offs to average loans was -0.20% on an annualized basis for the first nine months of 2014, compared to -0.10% for the first nine months of 2013.

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

Impaired loans decreased $6.9 million to $62.0 million at September 30, 2014 compared to $68.9 million at December 31, 2013.  The specific allowance for impaired loans increased $591,000 to $4.5 million at September 30, 2014, compared to $3.9 million at December 31, 2013 due primarily to increased allocations on one large impaired loan.  The specific allowance for impaired loans represented 7.2% of total impaired loans at September 30, 2014 and 5.6% at December 31, 2013.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans decreased to $12.1 million at September 30, 2014 compared to $14.1 million at December 31, 2013.  This resulted in a general reserve percentage allocated at September 30, 2014 of 1.71% of commercial loans, a slight decrease from 2.03% at December 31, 2013.  The qualitative component of our general allowance allocated to commercial loans decreased from $13.9 million at December 31, 2013 to $12.1 million at September 30, 2014.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.1 million at September 30, 2014 and $2.9 million at December 31, 2013.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $53.3 million at September 30, 2014 as compared to $53.6 million at December 31, 2013.  There was limited change as capital additions were largely offset by depreciation of current facilities during the first nine months of 2014.

Deposits and Other Borrowings: Total deposits decreased $33.6 million to $1.22 billion at September 30, 2014, as compared to $1.25 billion at December 31, 2013.  Non-interest checking account balances increased $40.6 million during the first nine months of 2014.  Interest bearing demand account balances decreased $9.1 million and savings and money market account balances decreased $43.7 million in the first nine months of 2014.  We decreased higher costing certificates of deposits by $21.5 million in the first nine months of 2014.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 32% of total deposits at September 30, 2014 and 28% at December 31, 2013.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid account types.  Interest bearing demand, including money market and savings accounts, comprised 58% of total deposits at September 30, 2014 and 60% at December 31, 2013. Time accounts as a percentage of total deposits were 10% at September 30, 2014 and 12% at December 31, 2013.

Borrowed funds totaled $129.3 million at September 30, 2014, including $88.1 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $131.2 million at December 31, 2013, including $90.0 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $1.9 million in the first nine months of 2014 as a result of an annual payment on an amortizing Federal Home Loan Bank advance.

CAPITAL RESOURCES

Total shareholders' equity of $140.5 million at September 30, 2014 increased $7.9 million from $132.5 million at December 31, 2013. The increase was primarily a result of net income of $8.2 million earned in the first nine months of 2014 and a decrease of $1.7 million in accumulated other comprehensive loss, partially offset by the payment of $2.0 million in cash dividends to shareholders.

At the end of the third quarter 2014, our regulatory capital ratios were at levels among the highest in the Company’s history.  The Bank was categorized as “well capitalized” at September 30, 2014. The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
	2014	2014	2014	2013	2013
Total capital to risk weighted assets	16.3%	16.3%	16.1%	15.7%	16.0%
Tier 1 capital to average assets	11.6	11.4	11.1	10.6	10.9

The entire balance of trust preferred securities outstanding at September 30, 2014 qualified as Tier 1 capital.

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

In the wake of the recession in 2008 and 2009, the Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, by $1.8 million in 2013, and by another $1.9 million in the first nine months of 2014.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2014, the Bank held $99.5 million of federal funds sold and other short-term investments and $20.0 million in time deposits with other financial institutions with maturities of less than 24 months.  In addition, the Bank’s borrowing capacity from correspondent banks has been improved and was approximately $225.4 million as of September 30, 2014.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at September 30, 2014.

	Less than					More than
(Dollars in thousands)	1 year	1-3 years		3-5 years		5 years
Long term debt	$ ---	$	---	$	---	$41,238
Time deposit maturities	90,016		30,264		6,448	---
Other borrowed funds	---		25,989		62,118	---
Total	$90,016		$56,253		$68,566	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At September 30, 2014, we had a total of $360.3 million in unused lines of credit, $141.6 million in unfunded loan commitments and $10.8 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In December 2013, the Bank paid a dividend of $5.0 million to the Company in anticipation of the preferred stock exchange, in which the Company paid a total of $4.8 million in cash as a part of the transaction, retaining the remaining balance for general corporate purposes.  In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In the nine months ended September 30, 2014, the Bank paid dividends to the Company totaling $2.9 million.  In the same period, the Company paid dividends to its shareholders totaling $2.0 million.  The Company retained the remaining balance for general corporate purposes.  At September 30, 2014, the Bank had a retained earnings balance of $15.7 million.

During the first quarter of 2014, the Company also received a payment from the Bank totaling $1.9 million, representing the Bank’s intercompany tax liability for the 2013 tax year in accordance with the Company’s tax allocation agreement.

Index
The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at September 30, 2014 was $2.5 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the three and nine months ended September 30, 2014.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2014, we had gross deferred tax assets of $14.9 million, gross deferred tax liabilities of $2.5 million resulting in a net deferred tax asset of $12.4 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that, with completion of our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, it was “more likely than not” that we would be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first nine months of 2014, we again concluded at September 30, 2014 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2014 (dollars in thousands).

	Economic
	Value of	Percent	Net Interest	Percent
Interest Rate Scenario	Equity	Change	Income	Change
Interest rates up 200 basis points	$176,229	(0.81)%	$41,831	3.00%
Interest rates up 100 basis points	178,257	0.33	41,254	1.58
No change	177,671	---	40,614	---
Interest rates down 100 basis points	161,006	(9.38)	40,272	(0.84)
Interest rates down 200 basis points	159,287	(10.35)	39,997	(1.52)

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

Index
Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2014, the end of the period covered by this report.

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

4.4
Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Previously filed with the Commission on July 24, 2014 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 4.4.  Here incorporated by reference.

4.5
Warrant Agreement between Macatawa Bank Corporation and Registrar and Transfer Company dated June 16, 2009.  Previously filed with the Commission on July 24, 2014 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 4.5.  Here incorporated by reference.

4.6
Warrant Agreement Addendum between Macatawa Bank Corporation and Registrar and Transfer Company dated July 27, 2009.   Previously filed with the Commission on July 24, 2014 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 4.6.  Here incorporated by reference.

4.7
Form of Warrant Certificate (first series).  Previously filed with the Commission on July 24, 2014 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 4.7.  Here incorporated by reference.

4.8
Form of Warrant Certificate (second series). Previously filed with the Commission on July 24, 2014 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 4.8.  Here incorporated by reference.

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

Dated: October 23, 2014