Form 10-K
period 2014-12-31
MACATAWA BANK CORP
filed 2015-02-19
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2014, was $159,091,819 based on the closing sale price of $5.07 as reported on the Nasdaq Stock Market.  There were 33,866,789 outstanding shares of the Company's common stock as of February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2015 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

At December 31, 2014, we had total assets of $1.58 billion, total loans of $1.12 billion, total deposits of $1.31 billion and shareholders’ equity of $142.5 million.  We recognized net income of $10.5 million in 2014, our fourth straight full year of profitability post recession. During 2014, 2013 and 2012, our interest income accounted for approximately 74%, 75% and 79%, respectively, of our consolidated operating revenue and our noninterest income accounted for approximately 26%, 25% and 21%, respectively, of our consolidated operating revenue. For additional information about our financial condition and results of operations, see our consolidated financial statements and related notes included in this report.

In response to our losses during 2008, 2009 and early 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   These and other efforts were reflected in our results of operations for the past four years with lower levels of charge-offs and provisions for loan losses, reductions in operating expenses and reductions in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million.  As of December 31, 2014, the Company’s and the Bank’s risk-based regulatory capital ratios were among the highest in Company history.  The Bank was categorized as “well capitalized” at December 31, 2014.

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

Within the past five years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies over the past five years.

(dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Nonperforming loans	$8,426	$12,335	$16,003	$28,946	$75,361
Other repossessed assets	38	40	6	---	50
Other real estate owned	28,242	36,796	51,582	66,438	57,984
Total nonperforming assets	$36,706	$49,171	$67,591	$95,384	$133,395

Total delinquencies 30 days or greater past due	$2,841	$5,520	$7,887	$13,138	$55,748

Earnings in recent years have been impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $3.1 million, $5.5 million and $10.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  During 2014, we added $4.9 million in other real estate and sold $12.5 million, allowing for a meaningful reduction in our year-end balance.  Going forward, as further reductions in nonperforming assets are accomplished, we expect the costs associated with these assets to continue to decline thereby allowing for improved earnings in future periods.

Our earnings in 2014, 2013 and 2012 were favorably impacted by a negative provision for loan losses of $3.4 million, $4.3 million and $7.1 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2012 was primarily a result of a large recovery taken in the first quarter of 2012.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2015 as the opportunity for large recoveries appears to be diminishing.

The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

(dollars in thousands)	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Provision for loan losses	$(3,350)	$(4,250)	$(7,100)	$(4,700)	$22,460
Net charge-offs (recoveries)	(1,514)	(1,309)	802	11,085	29,657
Net charge-offs to average loans	(0.14)%	(0.13)%	0.08%	0.99%	2.18%
Nonperforming loans to total loans	0.75%	1.18%	1.52%	2.70%	6.19%
Loans transferred to ORE to average loans	0.47%	0.34%	0.88%	3.42%	3.32%
Performing troubled debt restructurings ("TDRs") to average loans	4.47%	5.61%	6.24%	5.15%	1.91%

During the economic downturn in 2008 and 2009, the State of Michigan entered into a recession earlier than the rest of the country and experienced heavy job loss as a result of the concentration the state has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results was profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during the past several years.  The state’s unemployment rate at the end of 2014 was 6.7%, down dramatically from 15.2% in June 2009.  The Holland area unemployment was 3.8%, and the Grand Rapids area unemployment was 3.7% at the end of 2014.  Residential housing values and commercial real estate property values decreased significantly during the recession, but have shown signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area has stabilized and is now improving.  In the Grand Rapids market during 2014, there were 61% more living unit starts than in 2013. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 53% more living unit starts in 2014 than in 2013.  These improvements are on top of improved results in 2013 over 2012.  Also, these markets are now also seeing significant activity in duplex, condominium and apartment starts after years of virtually no activity.

In recent years, we have diversified our loan portfolio structure by de-emphasizing commercial real estate loans. In 2014, we began cautiously increasing commercial real estate loans along with commercial and industrial loans, residential mortgages and other consumer loans.  Commercial real estate loans have increased from $472.3 million at December 31, 2013 to $490.5 million at December 31, 2014. Commercial and industrial loans have increased from $274.1 million at December 31, 2013 to $327.7 million at December 31, 2014.  Consumer loans have increased in 2014, totaling $300.3 million at December 31, 2014, compared to $295.9 million at December 31, 2013.  With our improved financial condition, successful capital raise in 2011, and retained earnings growth, our focus has shifted to high quality loan portfolio growth.  We experienced strong commercial loan growth in the fourth quarter of 2014 and believe we are positioned for continued growth in 2015.

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

Products and Services

Loan Portfolio

We have historically offered a broad range of loan products to business customers, including commercial and industrial and commercial real estate loans, and to retail customers, including residential mortgage and consumer loans.  Given current soft economic conditions, new commercial loan origination activity has been significantly lower than it was when economic conditions were stronger.  However, select, well-managed loan renewal activity is taking place and we are seeing growth in our commercial and consumer loan portfolios and pipelines.  Following is a discussion of our various types of lending activities.

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

During the past three years, in an effort to further diversify our loan concentrations, we increased our targeted retention of residential mortgage loans, resulting in a $1.6 million increase in balances held in portfolio at December 31, 2014 compared to December 31, 2013.  For 2014, we retained loans representing 39% of the total dollar volume originated, compared to 37% in 2013.

Our borrowers generally qualify and are underwritten using industry standards for quality residential mortgage loans.  We do not originate loans that are considered "sub-prime".  Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers.  Loan applications are accepted at most of our offices and online. The substantial majority of these loans are secured by one-to-four family properties in our market area.

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

(Dollars in thousands)	December 31
	2014		2013		2012		2011		2010
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$77,564	7%	$86,413	8%	$89,631	9%	$90,191	8%	$133,228	11
Real estate - mortgage	412,967	37	385,927	37	413,328	39	478,076	45	535,961	44
Commercial and industrial	327,674	29	274,099	26	259,700	25	227,051	21	264,679	22
Total commercial	818,205	73	746,439	72	762,659	72	795,318	74	933,868	77
Residential mortgage	190,249	17	188,648	18	182,625	17	156,891	15	135,227	11
Consumer	110,029	10	107,290	10	107,064	10	118,766	11	148,101	12
Total loans	1,118,483	100%	1,042,377	100%	1,052,348	100%	1,070,975	100%	1,217,196	100
Less: allowance for loan losses	(18,962)		(20,798)		(23,739)		(31,641)		(47,426)
Total loans receivable, net	$1,099,521		$1,021,579		$1,028,609		$1,039,334		$1,169,770

(1)	Consists of construction and development loans.

At December 31, 2014, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2014 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$30,924	$28,592	$18,048	$77,564
Real estate - mortgage	69,376	211,536	132,055	412,967
Commercial and industrial	131,991	183,789	11,894	327,674
Total Commercial	232,291	423,917	161,997	818,205
Residential mortgage	555	688	189,006	190,249
Consumer	7,158	39,601	63,270	110,029
Total Loans	$240,004	$464,206	$414,273	$1,118,483

	Maturing or Repricing
Loans above:
With predetermined interest rates	$78,267	$317,835	$114,560	$510,662
With floating or adjustable rates	518,238	35,898	45,393	599,529
Total (excluding nonaccrual loans)	$596,505	$353,733	$159,953	1,110,191
Nonaccrual loans				8,292
Total Loans				$1,118,483

(1)	Consists of construction and development loans.

Nonperforming Assets

Interest income totaling $4.2 million was recorded in 2014 on loans that were on a non-accrual status or classified as restructured as of December 31, 2014.  Additional interest income of $665,000 would have been recorded during 2014 on these loans had they been current in accordance with their original terms.  More information about the levels of nonperforming loan balances in 2010 through 2014 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2014 that were classified as substandard or worse per our internal risk rating system that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."  At December 31, 2014, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

A summary of our loan balances at the end of 2010 through 2014 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of 2010 through 2014 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  The Bank has not accepted or renewed brokered deposits since November of 2008.  We had no brokered deposits at December 31, 2014 or 2013.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid (dollars in thousands).

(Dollars in thousands)	December 31
	2014		2013		2012		2011		2010
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$359,384	---%	$317,332	---%	$323,368	---%	$296,926	---%	$238,974	---%
Interest bearing demand	274,100	0.1	272,689	0.1	225,250	0.2	185,591	0.2	224,843	0.3
Savings and money market accounts	449,623	0.2	472,920	0.4	420,553	0.5	369,758	0.6	315,640	0.6
Time	138,300	1.0	171,657	0.9	254,796	1.3	371,870	1.8	534,429	2.8
Total deposits	$1,221,407	0.2%	$1,234,598	0.3%	$1,223,967	0.5%	$1,224,145	0.7%	$1,313,886	1.3%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2014 (dollars in thousands).

Three months or less	$7,678
Over 3 months through 6 months	17,851
Over 6 months through 1 year	16,372
Over 1 year	8,247
$50,148

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

The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
U.S. Treasury and federal agency securities	$67,164	$54,439	$42,564	$27,613	$8,109
U.S. Agency MBS and CMOs	16,688	19,365	23,761	3,886	---
Tax-exempt state and municipal bonds	69,046	46,097	25,093	4,708	83
Taxable state and municipal bonds	25,293	26,328	27,296	16,716	---
Corporate bonds	13,766	11,212	7,526	1,081	---
Other equity securities	1,502	1,466	1,557	1,042	1,011
Total	$193,459	$158,907	$127,797	$55,046	$9,203

At December 31, 2014, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2014, we had no investment in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2014.

(Dollars in thousands)
	Due Within One Year			One to Five Years		Five to Ten Years		After Ten Years			No Contractual Maturity
	Amount		Average Yield	Amount	Average Yield	Amount	Average Yield	Amount		Average Yield	Amount		Average Yield
U.S. Treasury and federal agency securities	$	---	---%	$60,598	1.28%	$6,566	1.85%	$	---	---%	$	---	---%
U.S. Agency MBS and CMOs		---	---	---	---	850	1.80		15,838	2.00		---	---
Tax-exempt state and municipal bonds (1)		20,154	1.06	3,792	2.49	38,293	3.37		6,807	3.17		---	---
Taxable state and municipal bonds		1,205	2.43	20,608	2.86	3,480	2.17		---	---		---	---
Corporate bonds		2,011	2.03	11,755	1.35	---	---		---	---		---	---
Other equity securities		---	---	---	---	---	---		---	---		1,502	2.15
Total (1)		$23,370	1.21%	$96,753	1.66%	$49,189	3.05%		$22,645	2.35%		$1,502	2.15%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We began offering trust services in January 1999 to further provide for the financial needs of our customers.  As of December 31, 2014, the Trust Department managed assets of approximately $648.0 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2014, personal trust assets under management totaled approximately $374.5 million.  Our retirement plan services provide all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2014, retirement plan assets under management totaled approximately $273.5 million.

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

Employees

As of December 31, 2014, we had 355 full-time equivalent employees consisting of 307 full-time and 82 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

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

BASEL III:  On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.

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

Macatawa Bank

General.  Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the "DIF") of the FDIC.  As a DIF-insured Michigan-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DIFS, as the chartering authority for Michigan banks, and the FDIC, as administrator of the DIF.  These agencies, and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of noninterest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 9 basis points in 2015.

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

As of December 31, 2014, the Bank was categorized as “well capitalized”.  Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Consumer Protection Laws.  The Bank's business includes making a variety of types of loans to individuals. In making these loans, we are subject to state usury and regulatory laws and to various federal laws and regulations, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

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

We were profitable in 2011, 2012, 2013 and 2014. Earnings in these years were supported, in part, by negative provisions for loan losses and non-recurring events.  We have recorded negative provisions for loan losses of $3.4 million, $4.3 million, $7.1 million and $4.7 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively. Earnings in 2012 were significantly impacted by the reversal of an $18.9 million valuation allowance on our deferred tax assets, the receipt of a large prepayment fee of $2.8 million, and large recoveries of previously charged-off loans.  We do not expect a similar level of negative provisions for loan losses in 2015, and non-recurring events with similar levels of positive impact on earnings are not likely to occur in 2015.

Our elevated level of nonperforming assets and other problem loans could continue to have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $36.7 million at December 31, 2014.  These elevated levels could continue to negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets. Until these elevated levels of problem assets are reduced, the Company could record operating losses that further materially deteriorate the Company's financial condition and reduce capital levels, further exposing the Company to additional risk factors discussed below.

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

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on our earnings and overall financial condition, and the value of our common stock. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which could have an adverse effect on our operating results, and may cause us to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions for loan losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our regulatory capital ratios, net income, financial condition and results of operations.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2014, we had approximately  $490.5 million of commercial real estate loans outstanding, which represented approximately 43.9% of our loan portfolio.  As of that same date, we had approximately $190.2 million in residential real estate loans outstanding, or approximately 17.0% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $818.2 million at December 31, 2014, comprising approximately 73.2% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the soft housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $29.8 million, $35.2 million, $48.9 million, $66.3 million, $95.7 million and $153.3 million at December 31, 2014, 2013, 2012, 2011, 2010 and 2009, respectively. While activity has increased in 2014, the housing market in our market area continues to be inconsistent. While improving, we expect the home builder market to continue to be soft and anticipate continued pressure on the home builder segment. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

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

For the five-year period ended December 31, 2014, the Company has sold an aggregate of $508.8 million of residential mortgage loans on the secondary market.  As of December 31, 2014, the Company had thirteen pending make whole requests with respect to loans having an aggregate of $857,000 in principal amount, and had not realized any loss, related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2014.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows depend substantially upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds.  Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets.  This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

During fiscal 2010, 2011, 2012, 2013 and 2014, the Federal Open Market Committee kept the target federal funds between 0% and 0.25% and we expect the low interest rate environment to continue in 2015.  The low interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties and increased cybersecurity protection and remediation costs, which in turn could adversely affect our results of operations.

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

At December 31, 2014, our gross deferred tax asset was $14.7 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

If an "ownership change" occurs, we could lose certain built-in losses that have not been recognized for tax purposes. The amount of the permanent loss would depend on the size of the annual limitation (which is in part a function of our market capitalization at the time of an "ownership change") and the remaining carry forward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years).

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 19, 2015, were as follows:

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

Smith v. Macatawa Bank Corporation, et al, case no. 14-3604 filed January 27, 2014 in Ottawa County (MI) Circuit Court.  The Company's former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against the Company claiming that the Company breached an alleged employment agreement pursuant to which he claims entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  On February10, 2015, the Company entered into a settlement agreement with Mr. Smith related to this litigation.  A liability of $516,000, net of insurance proceeds, was accrued and the related expense was included in other noninterest expense at December 31, 2014.

As of the date of this report, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which Macatawa Bank Corporation or the Bank are a party or of which any of our properties are the subject.

ITEM 4:	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2014 and 2013 are set forth in the table below.

	2014			2013
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$5.70	$4.93	$0.02	$6.10	$2.88	$	---
Second Quarter	5.32	4.75	0.02	6.00	4.70		---
Third Quarter	5.26	4.70	0.02	5.63	4.43		---
Fourth Quarter	5.52	4.77	0.02	5.48	4.68		---

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 18, 2015, there were approximately 692 owners of record and approximately 5,969 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the SNL Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2009 at the initial price of $2.09 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Macatawa Bank Corporation	100.00	197.13	109.09	138.28	239.23	264.39
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank NASDAQ	100.00	117.98	104.68	124.77	179.33	185.73

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2014.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share

Period
October 1 - October 31, 2014
Employee Transactions	---	---
November 1 - November 30, 2014
Employee Transactions	10,279	5.06
December 1 - December 31, 2014
Employee Transactions	10,255	$5.28
Total for Fourth Quarter ended December 31, 2014
Employee Transactions	20,534	$5.17

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition " included elsewhere in this report.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Financial Condition
Total assets	$1,583,846	$1,517,405	$1,560,718	$1,507,667	$1,578,261
Securities	193,459	158,907	127,797	55,046	9,203
Loans	1,118,483	1,042,377	1,052,348	1,070,975	1,217,196
Deposits	1,306,325	1,249,734	1,286,261	1,215,289	1,276,620
Long-term debt	41,238	41,238	42,888	42,888	42,888
Other borrowed funds	88,107	89,991	91,822	148,603	185,336
Shareholders' equity	142,519	132,522	130,507	94,426	67,842
Share Information*
Basic earnings (loss) per common share	$0.31	$(0.29)	$1.31	$0.26	$(1.01)
Diluted earnings (loss) per common share	0.31	(0.29)	1.31	0.26	(1.01)
Book value per common share	4.21	3.92	3.59	2.26	1.96
Tangible book value per common share	4.21	3.92	3.59	2.26	1.94
Dividends per common share	0.08	---	---	---	---
Dividend payout ratio	25.81%	---%	---%	---%	---%
Average dilutive common shares outstanding	33,803,030	27,161,888	27,086,792	22,739,990	17,686,362
Common shares outstanding at period end	33,866,789	33,801,097	27,203,825	27,082,823	17,679,621
Operations
Interest income	$46,988	$48,620	$57,276	$60,779	$76,003
Interest expense	5,596	7,337	9,814	14,480	25,436
Net interest income	41,392	41,283	47,462	46,299	50,567
Provision for loan losses	(3,350)	(4,250)	(7,100)	(4,700)	22,460
Net interest income (loss) after provision for loan losses	44,742	45,533	54,562	50,999	28,107
Total noninterest income	16,214	16,141	15,628	14,892	18,023
Total noninterest expense	45,910	47,855	53,283	60,062	62,681
Income (loss) before income tax	15,046	13,819	16,907	5,829	(16,551)
Federal income tax (benefit)	4,573	4,270	(18,583)	---	1,303
Net income (loss)	10,473	9,549	35,490	5,829	(17,854)
Dividend declared on preferred shares**	---	(17,575)	---	---	---
Net income (loss) attributable to common shares	10,473	(8,026)	35,490	5,829	(17,854)
Performance Ratios
Return on average equity	7.58%	7.11%	34.39%	7.08%	(24.99)%
Return on average assets	0.70	0.63	2.37	0.38	(1.08)
Yield on average interest-earning assets	3.48	3.58	4.21	4.32	4.93
Cost on average interest-bearing liabilities	0.56	0.69	0.92	1.26	1.88
Average net interest spread	2.92	2.89	3.29	3.06	3.05
Average net interest margin	3.07	3.05	3.49	3.29	3.28
Efficiency ratio	79.70	83.34	84.46	98.15	91.39
Capital Ratios
Period-end equity to total assets	9.00%	8.73%	8.36%	6.26%	4.30%
Average equity to average assets	9.25	8.90	6.89	5.37	4.30
Total risk-based capital ratio (consolidated)	15.55	15.69	14.98	13.15	9.65
Credit Quality Ratios
Allowance for loan losses to total loans	1.70%	2.00%	2.26%	2.95%	3.90%
Nonperforming assets to total assets	2.32	3.24	4.33	6.33	8.45
Net charge-offs to average loans	(0.14)	(0.13)	0.08	0.99	2.18

*Retroactively adjusted to reflect the effect of all stock splits and dividends
**2013 reflects effect of induced exchange of preferred stock to common stock

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

At December 31, 2014, we had total assets of $1.58 billion, total loans of $1.12 billion, total deposits of $1.31 billion and shareholders' equity of $142.5 million.  We recognized net income of $10.5 million in 2014 compared to net income of $9.5 million in 2013. As of December 31, 2014, the Company’s and the Bank’s regulatory capital ratios were among the highest levels in the Company’s history.  The Bank was categorized as “well capitalized” at December 31, 2014.

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

This paved the way for the Company to resume payment of quarterly cash dividends to common shareholders.  Beginning with the first quarter of 2014, the Company paid a cash dividend of $0.02 per share in each quarter of 2014, after a hiatus of over five years.

Over the past five years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Nonperforming loans	$8,426	$12,335	$16,003	$28,946	$75,361
Other repossessed assets	38	40	6	---	50
Other real estate owned	28,242	36,796	51,582	66,438	57,984
Total nonperforming assets	$36,706	$49,171	$67,591	$95,384	$133,395

Total loan delinquencies 30 days or greater past due	$2,841	$5,520	$7,887	$13,138	$55,748

Earnings in recent years have been impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $3.1 million, $5.5 million and $10.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Going forward, as further reductions in nonperforming assets are accomplished, we expect the costs associated with these assets to continue to decline thereby allowing for improved earnings in future periods.

Our earnings in 2014, 2013 and 2012 were favorably impacted by negative provision for loan losses of $3.4 million, $4.3 million and $7.1 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2012 was primarily a result of a large recovery taken in the first quarter of 2012.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2015.

We had our second consecutive full year of net recoveries in 2014.  The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the year ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Provision for loan losses	$(3,350)	$(4,250)	$(7,100)	$(4,700)	$22,460
Net charge-offs (recoveries)	(1,514)	(1,309)	802	11,085	29,657
Net charge-offs to average loans	(0.14)%	(0.13)%	0.08%	0.99%	2.18%
Nonperforming loans to total loans	0.75%	1.18%	1.52%	2.70%	6.19%
Loans transferred to ORE to average loans	0.47%	0.34%	0.88%	3.42%	3.32%
Performing troubled debt restructurings to average loans	4.47%	5.61%	6.24%	5.15%	1.91%

During the economic downturn in 2008 and 2009, the State of Michigan entered into a recession earlier than the rest of the country and experienced heavy job loss as a result of the concentration the state has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results was profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during the past several years.  The state’s unemployment rate at the end of 2014 was 6.7%, down dramatically from 15.2% in June 2009.  The Holland area unemployment was 3.8%, and the Grand Rapids area unemployment was 3.7% at the end of 2014.  Residential housing values and commercial real estate property values decreased significantly during the recession, but have shown signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area has stabilized and is now improving.  In the Grand Rapids market during 2014, there were 61% more living unit starts than in 2013. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 53% more living unit starts in 2014 than in 2013.  These improvements are on top of improved results in 2013 over 2012.  Also, these markets are now also seeing significant activity in duplex, condominium and apartment starts after years of virtually no activity.

In recent years, we have diversified our loan portfolio structure by de-emphasizing commercial real estate loans. In 2014, we began cautiously increasing commercial real estate loans along with commercial and industrial loans, residential mortgages and other consumer loans.  Commercial real estate loans have increased from $472.3 million at December 31, 2013 to $490.5 million at December 31, 2014. Commercial and industrial loans have increased from $274.1 million at December 31, 2013 to $327.7 million at December 31, 2014.  Consumer loans have increased in 2014, totaling $300.3 million at December 31, 2014, compared to $295.9 million at December 31, 2013.  With our improved financial condition, successful capital raise in 2011, and retained earnings growth, our focus has shifted to high quality loan portfolio growth.  We experienced strong commercial loan growth in the fourth quarter of 2014 and believe we are positioned for continued growth in 2015.

RESULTS OF OPERATIONS

Summary: Net income was $10.5 million ($15.0 million on a pretax basis) for 2014, compared to net income of $9.5 million ($13.8 million on a pretax basis) for 2013 and $35.5 million ($16.9 million on a pretax basis) for 2012.  Earnings (loss) per common share on a diluted basis was $0.31 for 2014, $(0.29) for 2013 and $1.31 for 2012.  Earnings (loss) per share for 2013 was affected by a one-time, non-cash reduction to net income available to common shares of $17.6 million representing the impact of the preferred stock exchange completed on December 30, 2013.

The results for 2012 were significantly impacted by the reversal of an $18.9 million valuation allowance on our deferred tax assets (“DTA”) as we determined it to be more likely than not that we would be able to utilize the DTA against future taxable income.  Also contributing to the higher 2012 income was the collection of a large prepayment fee of $2.8 million on an individual loan.  Earnings in each period were positively impacted by negative provision for loan losses ($3.4 million in 2014, $4.3 million in 2013 and $7.1 million in 2012).  These negative provisions resulted from reduced levels of nonperforming loans, improved asset quality and reduced levels of chargeoffs.  The negative provision in 2012 was higher due to the recovery of $4.4 million on an individual loan previously charged off.  These items are discussed more fully below.

We continued our improvement in nonperforming asset expenses in 2014.  Costs associated with nonperforming assets were $3.1 million in 2014, compared to $5.5 million in 2013 and $10.0 million in 2012.  Lost interest from nonperforming assets decreased to approximately $1.9 million for 2014, compared to $2.4 million for 2013 and $5.0 million for 2012.  Each of these items are discussed more fully below.

Net Interest Income: Net interest income totaled $41.4 million during 2014, compared to $41.3 million during 2013 and $47.5 million in 2012.

The increase in net interest income during 2014 compared to 2013 was our first annual increase in core net interest income in several years.  This increase was due to a positive shift in asset mix and a reduction in our cost of funds.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") increased by 2 basis points compared to 2013.  As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis.  Average interest earning assets decreased slightly from $1.36 billion in 2013 to $1.35 billion in 2014.

The decrease in net interest income during 2013 compared to 2012 was largely due to the collection of a one-time prepayment fee of $2.8 million related to prepayment on a commercial loan in the third quarter of 2012.  Our net interest margin decreased by 44 basis points compared to 2012.  The prepayment fee contributed 21 basis points to the margin in 2012.  Average interest earning assets increased slightly from $1.35 billion in 2012 to $1.36 billion in 2013.

The yield on earning assets decreased 10 basis points from 3.58% for 2013 to 3.48% for 2014, and decreased 63 basis points to 3.58% for 2013 from 4.21% for 2012.  The decreases were due to decreases in the yield on our commercial, residential and consumer loan portfolios, which repriced in the generally lower rate environment during 2013 and 2014.  Our margin was negatively impacted by our decision to hold significant balances in liquid and short-term investments in the past three years.  In 2014, we began to see positive impact on our net interest margin from deploying some of these balances into higher yielding assets, including investment securities and portfolio loans.  Going forward, we expect our net interest margin to continue to be positively impacted through further deployment of short-term investments into higher yielding assets.

Our net interest margin for 2014 benefitted from a 13 basis point decrease in our cost of funds from 0.69% for 2013 to 0.56% for 2014.  Average interest bearing liabilities decreased from $1.05 billion in 2013 to $992.0 million in 2014.  Our net interest margin for 2013 benefitted from a 23 basis point decrease in our cost of funds from 0.92% for 2012 to 0.69% for 2013.  Average interest bearing liabilities decreased from $1.06 billion in 2012 to $1.05 billion in 2013.  Decreases in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds for each period.

Margin continued to be dampened by the impact of our elevated levels of nonperforming assets, including other real estate owned and nonaccrual loans.  However, as we work to further reduce these levels, our margin is expected to benefit.  The estimated negative impact of these nonperforming assets on net interest margin decreased from 37 basis points in 2012 to 18 basis points in 2013 and 14 basis points in 2014.

We are encouraged by the increase in higher yielding average earning assets in 2014 and expect these balances to continue to increase in 2015, which should positively affect net interest income.

The following table shows an analysis of net interest margin for the years ended December 31, 2014, 2013 and 2012.

	For the years ended December 31,
	2014			2013			2012
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$120,980	$2,006	1.66%	$108,079	$1,798	1.67%	$79,379	$1,544	1.94%
Tax-exempt securities (1)	57,445	1,161	3.16	33,930	742	3.44	13,769	330	4.03
Loans (2)	1,050,100	42,911	4.04	1,034,775	45,201	4.32	1,049,501	54,549	5.14
Federal Home Loan Bank stock	11,319	471	4.10	11,236	393	3.45	11,236	351	3.08
Federal funds sold and other short-term investments	115,021	439	0.38	167,833	486	0.29	197,423	502	0.25
Total interest earning assets (1)	1,354,865	46,988	3.48	1,355,853	48,620	3.58	1,351,308	57,276	4.21

Noninterest earning assets:
Cash and due from banks	26,108			24,033			23,042
Other	113,113			129,954			124,510
Total assets	$1,494,086			$1,509,840			$1,498,860

Liabilities
Deposits:
Interest bearing demand	$274,100	308	0.11%	$272,689	369	0.13%	$225,250	346	0.15%
Savings and money market accounts	449,623	936	0.21	472,920	1,999	0.43	420,553	2,003	0.48
Time deposits	138,300	1,332	0.96	171,657	1,625	0.94	254,796	3,372	1.32
Borrowings:
Other borrowed funds	88,714	1,709	1.90	90,580	1,781	1.94	121,300	2,374	1.92
Long-term debt	41,238	1,311	3.14	41,238	1,450	3.47	41,238	1,537	3.67
Subordinated debt	---	---	---	1,013	113	11.10	1,650	182	11.00
Total interest bearing liabilities	991,975	5,596	0.56	1,050,097	7,337	0.69	1,064,787	9,814	0.92

Noninterest bearing liabilities:
Noninterest bearing demand accounts	359,384			317,332			323,368
Other noninterest bearing liabilities	4,585			8,070			7,507
Shareholders' equity	138,142			134,341			103,198
Total liabilities and shareholders' equity	$1,494,086			$1,509,840			$1,498,860

Net interest income		$41,392			$41,283			$47,462

Net interest spread (1)			2.92%			2.89%			3.29%
Net interest margin (1)			3.07%			3.05%			3.49%
Ratio of average interest earning assets to average interest bearing liabilities	136.58%			129.12%			126.91%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)	Loan fees of $583,000, $548,000 and $4.0 million for 2014, 2013 and 2012 are included in interest income. Includes average nonaccrual loans of approximately $12.6 million, $14.7 million and $24.1 million for 2014, 2013 and 2012.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2014 vs 2013 Increase (Decrease) Due to			2013 vs 2012 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income
Taxable securities	$214	$(6)	$208	$501	$(247)	$254
Tax-exempt securities	534	(115)	419	473	(61)	412
Loans	646	(2,936)	(2,290)	(756)	(8,592)	(9,348)
Federal Home Loan Bank stock	3	75	78	---	42	42
Federal funds sold and other short-term investments	(175)	128	(47)	(80)	64	(16)
Total interest income	1,222	(2,854)	(1,632)	138	(8,794)	(8,656)

Interest expense
Interest bearing demand	$2	$(63)	$(61)	$67	$(44)	$23
Savings and money market accounts	(94)	(969)	(1,063)	235	(239)	(4)
Time deposits	(321)	28	(293)	(933)	(814)	(1,747)
Other borrowed funds	(36)	(36)	(72)	(604)	11	(593)
Long-term debt	---	(139)	(139)	---	(87)	(87)
Subordinated debt	(113)	---	(113)	(69)	---	(69)
Total interest expense	(562)	(1,179)	(1,741)	(1,304)	(1,173)	(2,477)
Net interest income	$1,784	$(1,675)	$109	$1,442	$(7,621)	$(6,179)

Provision for Loan Losses: The provision for loan losses for 2014 was a negative $3.4 million compared to a negative $4.3 million for 2013 and a negative $7.1 million for 2012. The negative provisions in each period were the result of continued significant declines in the level of net charge-offs, reduction in the balances and required reserves on nonperforming loans and stabilizing real estate values on problem credits.  The provision for loan losses for 2012 was affected by a $4.4 million recovery on a previously charged-off loan in the first quarter of 2012.  Net charge-offs were $58.0 million in 2009, $29.7 million in 2010, $11.1 million in 2011, and $802,000 in 2012, turning to net recoveries of $1.3 million in 2013 and $1.5 million in 2014.  The lower level of net charge-offs was a result of a slowing in the rate of declines in real estate values, success at reducing our levels of nonperforming loans and positive results from our aggressive collection recovery efforts.

We continue to see an increase in the quality of some credits within our loan portfolio resulting in an improved loan grade. Over the past two years, we have experienced improvements in our weighted average loan grade. Our weighted average commercial loan grade was 3.78 at December 31, 2014 reflecting improvement compared to 3.88 at December 31, 2013 and 4.01 at December 31, 2012. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the allowance for loan losses since then.

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

Noninterest Income: Noninterest income totaled $16.2 million in 2014, compared to $16.1 million in 2013 and $15.6 million in 2012.  The components of noninterest income are shown in the table below (in thousands):

	2014	2013	2012
Service charges and fees on deposit accounts	$4,334	$4,129	$3,471
Net gains on mortgage loans	1,939	2,554	2,882
Trust fees	2,701	2,413	2,389
Gain as sales of securities	75	120	73
ATM and debit card fees	4,654	4,325	4,130
Bank owned life insurance (“BOLI”) income	678	713	847
Investment services fees	1,002	943	771
Other income	831	944	1,065
Total noninterest income	$16,214	$16,141	$15,628

Revenue from deposit services was $4.3 million in 2014, compared to $4.1 million in 2013 and $3.5 million in 2012.  The increase from 2013 to 2014 was due primarily to increased levels of returned check fees, changes in pricing of certain analysis products and increased deposit balances.  The increase from 2012 to 2013 was due primarily to increased levels of returned check fees from changes to the overdraft privilege feature of our checking accounts implemented in late 2012.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Gain on sales of loans	$1,939	$2,554	$2,882

Real estate mortgage loans originated for sale	$73,516	$107,988	$140,151
Real estate mortgage loans sold	75,023	116,757	135,929
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	2.58%	2.19%	2.12%

As demonstrated in the table above, mortgage volume declined in 2014 and 2013 following a peak in 2012.  Mortgage rates increased in the second half of 2013, reducing the residential mortgage volume and thus reducing gains on mortgage loans in the latter half of 2013 and into 2014.  During 2013 and 2014, we saw a shift in our mortgage production from refinance activity to purchase activity.  We expect this trend to continue in 2015.  We have increased our gain margin over the past few years by increasing our number of investors and focus on pricing.

Trust service revenue increased $288,000 in 2014 after having increased $24,000 in 2013.   These increases were due to improvements in general market conditions and our improved financial condition.  Our financial performance in previous years and the existence of our previous regulatory orders likely impacted how we were perceived in the marketplace, resulting in challenges to retain trust customers and maintain levels of trust revenue.  We believe that our improved financial performance in the past several years and the termination of our previous regulatory orders has had a positive impact on our trust service revenue in 2013 and 2014.

ATM and debit card processing income increased $329,000 in 2014 to $4.7 million, following an increase of $195,000 in 2013 over 2012.  These increases reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.  Our recent rollout of our uChoose Rewards program had a positive impact on this income in 2014 and is expected to contribute to further increases in 2015.

We sold securities in 2014 resulting in net gains of $75,000.  We sold securities in 2013 resulting in net gains of $120,000.  In 2012, we sold securities resulting in net gains of $73,000.  The sales in 2014 were done to reposition certain holdings in our investment portfolio in response to changes in market rates during the year.  The sales in 2013 were made due to downgrades of the individual investments sold.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk.

Other categories of noninterest income totaled $2.5 million in 2014, $2.6 million in 2013 and $2.7 million in 2012.  Investment service fees were up $59,000 in 2014 and $172,000 in 2013 due to our focus on these services and improvement in stock market performance.  Earnings from bank owned life insurance decreased $35,000 in 2014 compared to 2013 as the underlying investments performed better in 2013 than in 2014.  This followed a reduction in bank owned life insurance earnings of $134,000 from 2012 to 2013, again due to the performance of the underlying investments.  ORE rental income was $146,000 in 2014, compared to $304,000 in 2013 and $684,000 in 2012.  The decreases were due to continued reduction in the level of other real estate owned balances from period to period.

Noninterest Expense: Noninterest expense was $45.9 million in 2014, $47.9 million in 2013 and $53.3 million in 2012.  The steady decline in our noninterest expense areas reflected our active management of controllable costs to offset the high level of nonperforming assets costs.  These costs have decreased dramatically during the periods presented as well.  The components of noninterest expense are shown in the table below (in thousands):

	2014	2013	2012
Salaries and benefits	$23,137	$23,012	$22,986
Occupancy of premises	3,840	3,756	3,815
Furniture and equipment	3,190	3,224	3,259
Legal and professional	846	680	664
Marketing and promotion	932	870	929
Data processing	2,423	2,306	2,221
FDIC assessment	1,218	1,458	2,196
Interchange and other card expense	1,109	1,300	1,222
Bond and D&O insurance	659	740	909
FHLB Advance prepayment penalty	---	---	322
Administration and disposition of problem assets	3,071	5,524	9,960
Outside services	1,597	1,606	1,407
Other noninterest expense	3,888	3,379	3,393
Total noninterest expense	$45,910	$47,855	$53,283

Salaries and benefit expense were the highest component of noninterest expense and was $23.1 million in 2014, $23.0 million in 2013 and $23.0 million in 2012.  The small increases in 2014 and 2013 were primarily due to salary and wage performance adjustments, partially offset by reduced medical insurance costs driven by lower claims experience in 2014 and 2013.  Also impacting salary and benefit expense in 2014 and 2013 was the reinstatement of our 401(k) plan matching contribution, effective January 1, 2013.

Costs associated with nonperforming assets remained elevated, but have decreased significantly each of the past three years, totaling $3.1 million in 2014 compared to $5.5 million in 2013 and $10.0 million in 2012.  These costs included legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	2014	2013	2012
Legal and professional – nonperforming assets	$362	$882	$1,149
Repossessed and foreclosed property administration	1,710	2,817	3,516
Net losses on repossessed and foreclosed properties	999	1,825	5,295
Total	$3,071	$5,524	$9,960

As problems loans move through the collection process, the costs associated with nonperforming assets have remained elevated, yet have decreased significantly during each of the past three years.  During 2014, we added $4.9 million in other real estate and sold $12.5 million, allowing for a meaningful reduction in our year end balance.  This compares to 2013, when we added $3.5 million in other real estate and sold $16.5 million and 2012 when we added $9.2 million in other real estate and sold $18.7 million.  Looking forward to 2015, we expect this trend to continue and should see meaningful reductions in the balances of other real estate owned and the related nonperforming asset carry costs.

Legal and professional fees totaled $846,000 in 2014, $680,000 in 2013 and $664,000 in 2012.  These expenses have been unusually high in recent years as a result of legal fees associated with consultation related to our previous regulatory orders we had been under and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel.  These fees were also elevated in 2014 as a result of expenses incurred in defending the Bank against legal action brought by the Bank’s former Chairman and Chief Executive Officer in early 2014.  As discussed below, this matter was settled in February 2015.  As a result of the resolution of the regulatory orders and this legal action, we anticipate reductions in legal and professional expenses in 2015.

FDIC assessments decreased to $1.2 million in 2014 compared to $1.5 million in 2013 and $2.2 million in 2012 primarily due to the termination of our previous regulatory orders and resulting favorable change in our assessment category.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Insurance costs for bond and directors and officers (“D&O”) insurance decreased from $909,000 in 2012 to $740,000 in 2013 and $659,000 in 2014.  The reductions experienced in 2013 and 2014 were a result of the improvement in our regulatory status and financial condition, which demonstrated to the insurance carriers lower risk and resulted in a reduction in premiums charged.

Occupancy expense increased $84,000 in 2014 following decreases of $59,000 in 2013 and $134,000 in 2012.  Furniture and equipment expense was down $34,000 in 2014 after decreases of $35,000 in 2013 and $59,000 in 2012.  These expenses were stable due to our continued efforts to manage facility costs.  Marketing expenses increased $62,000 following a decrease of $59,000 in 2013 and an increase of $95,000 in 2012.  The increase in 2014 was due to a couple of significant marketing campaigns.  One was a special consumer and home equity loan promotion and the other was the launch of our new logo and related brand awareness campaign, particularly in the Grand Rapids market.

We incurred a $322,000 prepayment fee in 2012 associated with the early payoff of $20 million in FHLB advances.  Other noninterest expenses not discussed above were $5.5 million in 2014, compared to $5.0 million in 2013 and $4.8 million in 2012.  On February 10, 2015, we entered into a settlement agreement with our former Chairman and Chief Executive Officer to resolve litigation he brought against the Bank in early 2014 for payment under an employment agreement.  The settlement totaled $516,000, net of insurance proceeds, and was included in other noninterest expense in 2014.  This accounts for all of the increase in other noninterest expense in 2014.   The increase in 2013 was primarily due to increases in outside services, partially offset by decreases in electronic banking services.

Federal Income Tax Expense (Benefit):  We recorded federal income tax expense of $4.6 million in 2014, $4.3 million in 2013 and a federal income tax benefit of $18.6 million in 2012.  From June 30, 2009 to December 31, 2012, we had concluded that a full valuation allowance needed to be maintained for all of our net deferred tax assets based primarily on our net operating losses in 2008 and 2009 and the continued challenging environment confronting banks at that time. At December 31, 2012, we concluded that the valuation allowance was no longer required and the $18.9 million valuation allowance was reversed.  Our effective tax rate for 2014 was 30% and for 2013 was 31%.

FINANCIAL CONDITION

Summary:  Since the economic recession in 2008 and 2009, we had been focused on improving our loan portfolio, reducing exposure in higher loan concentration types, building our investment portfolio, and improving our financial condition through diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   We experienced positive results in each of these areas over the past several years. With the success in strengthening our financial condition, we have turned our focus more recently to achieving high quality loan portfolio growth.

Total assets were $1.584 billion at December 31, 2014, an increase of $66.4 million from $1.517 billion at December 31, 2013. This change reflected increases of $22.2 million in securities available for sale, $12.3 million in securities held to maturity and $76.1 million in our loan portfolio, partially offset by decreases of $5.0 million of interest-bearing time deposits in other financial institutions and $27.4 million in cash and cash equivalents. Total deposits increased by $56.6 million and other borrowed funds were down by $1.9 million at December 31, 2014 compared to December 31, 2013.

Total shareholders’ equity increased by $10.0 million from December 31, 2013 to December 31, 2014.  Shareholders’ equity was increased by $10.5 million of net income in 2014, partially offset by cash dividends of $2.7 million, or $0.08 per share.  Shareholders’ equity was also increased by $2.0 million in 2014 as a result of a swing in other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2014, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $129.5 million at December 31, 2014 compared to $156.9 million at December 31, 2013. This $27.4 million decrease was a result of using excess liquidity to fund loan growth and purchase investment securities.

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

Securities: Securities available for sale were $161.9 million at December 31, 2014 compared to $139.7 million at December 31, 2013. The balance at December 31, 2014 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $19.2 million at December 31, 2013 to $31.6 million at December 31, 2014.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $76.1 million to $1.12 billion at December 31, 2014 compared to $1.04 billion at December 31, 2013. During 2014, our commercial portfolio increased by $71.8 million, while our residential and consumer portfolios increased by $1.6 million and $2.7 million, respectively.

The volume of residential mortgage loans originated for sale in 2014 decreased compared to 2013 and 2012 due to the mortgage rate environment as well as our decision to hold more of our production in portfolio. Residential mortgage loans originated for sale were $73.5 million in 2014 compared to $108.0 million in  2013 and $140.2 million in 2012.

Our commercial loan portfolio balances declined in recent years leading up to 2014 reflecting the continued soft economic conditions in west Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized and we experienced year over year growth in commercial loan balances for the first time in many years in 2014, increasing $71.8 million from December 31, 2013.  We plan to continue measured, high quality loan portfolio growth in 2015.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 73% of the total loan portfolio at December 31, 2014 and 72% at December 31, 2013. Residential mortgage and consumer loans comprised approximately 27% of total loans at December 31, 2014 and 28% at December 31, 2013.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2014		December 31, 2013
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$12,771	1.1%	$18,130	1.8%
Unsecured to residential developers	7,496	0.7	7,315	0.7
Vacant and unimproved	50,372	4.5	42,988	4.1
Commercial development	4,082	0.4	2,434	0.2
Residential improved	69,612	6.2	76,294	7.3
Commercial improved	269,757	24.1	247,195	23.7
Manufacturing and industrial	76,441	6.9	77,984	7.5
Total commercial real estate	490,531	43.9	472,340	45.3
Commercial and industrial	327,674	29.3%	274,099	26.3%
Total commercial	818,205	73.2	746,439	71.6

Consumer
Residential mortgage	190,249	17.0	188,648	18.1
Unsecured	948	0.1	1,337	0.1
Home equity	98,887	8.8	95,961	9.2
Other secured	10,194	0.9	9,992	1.0
Total consumer	300,278	26.8	295,938	28.4
Total loans	$1,118,483	100.0%	$1,042,377	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 44% of the total loan portfolio at December 31, 2014 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans increased $18.2 million since December 31, 2013. Our commercial and industrial loan portfolio increased by $53.6 million to $327.7 million at December 31, 2014 and represented 29% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 17% of portfolio loans at December 31, 2014 and 18% at December 31, 2013.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during 2014 declined from 2013 and 2012 as interest rates increased beginning late in the second quarter of 2013. We were encouraged by an increase in volume in the fourth quarter of 2014 and we expect continued increase in volume in 2015, with a shift in production to financing new home purchases versus refinancings.  We have not yet had to repurchase any residential mortgage loans sold to historical purchasers; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans increased by $2.7 million to $110.0 million at December 31, 2014 from $107.3 million at December 31, 2013 due to an increase in home equity loans.  Consumer loans comprised approximately 10% of our portfolio loans at December 31, 2014 and 10% at  December 31, 2013.

The following table shows our loan origination activity for portfolio loans during 2014, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$6,111	0.9%	$611
Unsecured to residential developers	---	---	---
Vacant and unimproved	24,883	3.7	1,659
Commercial development	2,359	0.4	2,359
Residential improved	73,662	11.1	295
Commercial improved	134,275	20.2	1,343
Manufacturing and industrial	24,563	3.7	682
Total commercial real estate	265,853	40.0	645
Commercial and industrial	301,358	45.2	37
Total commercial	567,211	85.2	66

Consumer
Residential mortgage	50,102	7.6	200
Unsecured	206	---	9
Home equity	41,955	6.3	69
Other secured	6,056	0.9	19
Total consumer	98,319	14.8	51
Total loans	$665,530	100.0%	68

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2014, nonperforming assets totaled $36.7 million compared to $49.2 million at December 31, 2013. Additions to other real estate owned in 2014 were $4.9 million, compared to $3.5 million in 2013.  Based on the loans currently in their redemption period, we expect there to be fewer additions to other real estate owned in 2015 than there were in 2014.  Proceeds from sales of foreclosed properties were $12.5 million in 2014, resulting in a net realized gain on sale of $624,000.  Proceeds from sales of foreclosed properties were $16.5 million in 2013 resulting in a net realized gain of $1.1 million.  We expect the level of sales of foreclosed properties in 2015 to be similar to the levels experienced in 2014.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2014, nonperforming loans totaled $8.4 million, or 0.75% of total portfolio loans, compared to $12.3 million, or 1.18% of total portfolio loans, at December 31, 2013.

Loans for development or sale of 1-4 family residential properties comprised approximately $245,000, or 2.9% of total nonperforming loans, at December 31, 2014 compared to $2.6 million, or 21.0% of total nonperforming loans, at December 31, 2013. The remaining balance of nonperforming loans at December 31, 2014 consisted of $1.8 million of commercial real estate loans secured by various types of non-residential real estate, $5.6 million of commercial and industrial loans, and $798,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $28.2 million at December 31, 2014 and $36.8 million at December 31, 2013. Of this balance at December 31, 2014, there were 60 commercial real estate properties totaling approximately $27.4 million. The remaining balance was comprised of 12 residential properties totaling approximately $877,000. Three commercial real estate properties comprised $11.9 million, or 42%, of total other real estate owned at December 31, 2014.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2014, our foreclosed asset portfolio had a weighted average age held in portfolio of 3.62 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2014 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property Type	Carrying Value at December 31, 2014	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$469	---%	3.3%
Residential Lot	407	31.5	49.1
Multi-Family	---	---	---
Vacant Land	4,338	41.3	54.5
Residential Development	9,363	34.0	78.0
Commercial Office	1,556	31.6	57.7
Commercial Industrial	---	---	---
Commercial Improved	12,109	31.4	43.9
	$28,242	33.7	63.9

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31
	2014	2013	2012	2011	2010
Nonaccrual loans	$8,292	$12,182	$15,385	$26,876	$74,761
Loans 90 days or more delinquent and still accruing	134	153	618	2,070	600
Total nonperforming loans	8,426	12,335	16,003	28,946	75,361

Foreclosed assets	28,242	36,796	51,582	66,438	57,984
Repossessed assets	38	40	6	---	50
Total nonperforming assets (NPAs)	36,706	49,171	67,591	95,384	133,395
Accruing troubled debt restructurings (TDRs) (1)	46,197	57,790	65,024	55,679	25,395
Total NPAs and accruing TDRs	$82,903	$106,961	$132,615	$151,063	$158,790

NPLs to total loans	0.75%	1.18%	1.52%	2.70%	6.19%
NPAs to total assets	2.32%	3.24%	4.33%	6.33%	8.45%

(1)	Comprised of approximately $32.0 million and $43.6 million of commercial loans and $14.2 million and $14.2 million of consumer loans whose terms have been restructured at December 31, 2014 and 2013, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

We had a total of $53.4 million and $68.1 million of loans whose terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2014 and 2013.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Based upon recently issued regulatory guidance, we have determined that in situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  This guidance was applied to loans outstanding at December 31, 2014, resulting in a reduction of $5.9 million in loans designated as TDR and impaired.

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

The allowance for loan losses at December 31, 2014 was $19.0 million, a decrease of $1.8 million, compared to $20.8 million at December 31, 2013.  The balance of the allowance for loan losses was 1.70% of total portfolio loans at December 31, 2014 compared to 2.00% of total portfolio loans at December 31, 2013. While this ratio decreased, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 168.61% at December 31, 2013 to 225.04% at December 31, 2014.

The following is a summary of our portfolio loan balances at the end of each period and the daily average balance of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and provisions for loan losses.

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010
Portfolio loans:
Average daily balance of loans for the year	$1,048,496	$1,030,766	$1,041,833	$1,120,857	$1,360,548
Amount of loans outstanding at end of period	1,118,483	1,042,377	1,052,348	1,070,975	1,217,196

Allowance for loan losses:
Balance at beginning of year	20,798	23,739	31,641	47,426	54,623
Provision for loan losses	(3,350)	(4,250)	(7,100)	(4,700)	22,460
Loans charged-off:
Real estate - construction	---	(55)	(1,455)	(3,014)	(9,768)
Real estate - mortgage	(133)	(1,010)	(1,751)	(7,967)	(11,499)
Commercial and industrial	(43)	(317)	(1,245)	(2,935)	(7,400)
Total Commercial	(176)	(1,382)	(4,451)	(13,916)	(28,667)
Residential mortgage	(9)	(433)	(2,257)	(1,559)	(1,364)
Consumer	(491)	(389)	(788)	(976)	(1,806)
	(676)	(2,204)	(7,496)	(16,451)	(31,837)
Recoveries:
Real estate - construction	869	1,568	5,521	2,541	613
Real estate - mortgage	510	573	319	802	663
Commercial and industrial	522	1,134	547	1,727	694
Total Commercial	1,901	3,275	6,387	5,070	1,970
Residential mortgage	142	65	142	39	115
Consumer	147	173	165	257	95
	2,190	3,513	6,694	5,366	2,180
Net (charge-offs) recoveries	1,514	1,309	(802)	(11,085)	(29,657)
Balance at end of year	$18,962	$20,798	$23,739	$31,641	$47,426

Ratios:
Net charge-offs to average loans outstanding	(0.14)%	(0.13)%	0.08%	0.99%	2.18%
Allowance for loan losses to loans outstanding at year-end	1.70%	2.00%	2.26%	2.95%	3.90%
Allowance for loan losses to nonperforming loans at year-end	225.04%	168.61%	148.34%	109.31%	62.93%

The continued reduction in net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation as have the improvements in our credit quality metrics.

The table below shows the changes in these metrics over the past five years:

(in millions)	2014	2013	2012	2011	2010
Commercial loans	$818.2	$746.4	$762.7	$795.3	$933.9
Nonperforming loans	8.4	12.3	16.0	28.9	75.4
Other real estate owned and repo assets	28.3	36.8	51.6	66.4	58.0
Total nonperforming assets	36.7	49.2	67.6	95.4	133.4
Net charge-offs (recoveries)	(1.5)	(1.3)	0.8	11.1	29.7
Total delinquencies	2.8	5.5	7.9	13.1	55.7

Nonperforming loans have continually declined since the first quarter of 2010 to $8.4 million at December 31, 2014. At December 31, 2014, we have had net loan recoveries in eight of the past nine quarters and for the full years of 2013 and 2014.  Perhaps even more importantly, our total delinquencies have decreased each year since 2009, to just $2.8 million at December 31, 2014.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The provision for loan losses was a negative $3.4 million for 2014 compared to a negative $4.3 million for 2013 and a negative $7.1 million for 2012.  The negative provision in each period was partially due to decreases in nonperforming loans and favorable net charge-off/recovery expense.  We had net recoveries in 2014 totaling $1.5 million compared to net recoveries of $1.3 million in 2013 and net charge-offs of $802,000 in 2012.  The ratio of net charge-offs (recoveries) to average loans was -0.14% for 2014, compared to -0.13% for 2013 and 0.08% for 2012.

We are encouraged by the reduced level of charge-offs over the past four years. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe we have seen some stabilization in economic conditions and real estate markets. However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order for us to reduce our impaired loans to acceptable levels.

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

Impaired loans declined $15.5 million, or 22%, to $53.4 million at December 31, 2014 compared to $68.9 million at December 31, 2013.  The specific allowance for impaired loans increased $195,000 to $4.1 million, or 7.6% of total impaired loans, at December 31, 2014 compared to $3.9 million, or 5.6% of total impaired loans, at December 31, 2013.  The overall balance of impaired loans remained elevated due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2014 reflected another sizeable decrease in net charge-off experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods.  We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance decreased $2.4 million to $11.7 million at December 31, 2014 compared to $14.1 million at December 31, 2013.  This resulted in a general reserve percentage allocated at December 31, 2014 of 1.50% of commercial loans, a decrease from 2.03% at December 31, 2013.   The qualitative component of our allowance allocated to commercial loans was $11.7 million at December 31, 2014 (down from $13.9 million at December 31, 2013).

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.2 million at December 31, 2014 compared to $2.8 million at December 31, 2013.  The increase was related to an increase in residential mortgage loans over 90 days past due, which receive a larger allocation.

As noted above, the formula allowance allocated to commercial loans that are not considered to be impaired is calculated by applying historical loss factors to outstanding loans based on the internal risk rating of such loans.  We use a loan rating method based upon an eight point system.  Loans rated a 4 or better are considered of acceptable risk.  Loans rated a 5 exhibit above-normal risk to the Company and warrant a greater level of attention by management.  These loans are subject to on-going review and assessment by our Administrative Loan Committee.  Loans rated a 6 or worse are considered substandard, doubtful or loss, exhibit a greater relative risk of loss to the Company based upon the rating and warrant an active workout plan administered by our Special Asset Group.

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

(Dollars in thousands)	December 31
	2014		2013		2012		2011		2010
	Allowance Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans
Commercial and commercial real estate	$14,916	73%	$17,095	72%	$19,952	73%	$26,820	74%	$42,011	77%
Residential mortgage	2,689	17	2,368	18	2,544	17	3,093	15	2,155	11
Consumer	1,357	10	1,335	10	1,243	10	1,728	11	3,260	12
Total	$18,962	100%	$20,798	100%	$23,739	100%	$31,641	100%	$47,426	100%

The components of the allowance for loan losses were as follows:

	December 31,
(Dollars in thousands)	2014		2013
	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount

Commercial and commercial real estate:
Impaired with allowance recorded	$34,268	$3,172	$42,434	$2,989
Impaired with no allowance recorded	4,634	---	12,006	---
Loss allocation factor on non-impaired loans	779,303	11,744	691,999	14,106
	818,205	14,916	746,439	17,095
Residential mortgage and consumer:
Reserves on troubled debt restructurings	14,495	893	14,483	881
Loss allocation factor	285,783	3,153	281,455	2,822
Total	$1,118,483	$18,962	$1,042,377	$20,798

With the exception of certain TDRs, impaired commercial loans at December 31, 2014 were classified as substandard or worse per our internal risk rating system.  The $9.4 million of residential mortgage troubled debt restructurings were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2014 and 2013 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

The decrease in the level of the allowance for 2014 was due to decreases in net charge-offs from commercial loans, a reduction in the level of impaired loans and nonperforming loans, an improvement in the loan grades and a reduction in qualitative factor allocations for commercial loans, which provided a lower allocation.  Our weighted average loan grade improved from 4.38 at December 31, 2010 to 4.19 at December 31, 2011, 4.01 at December 31, 2012, 3.88 at December 31, 2013 and 3.78 at December 31, 2014.  The decrease of $2.2 million in reserves on commercial loans was due to a $2.4 million decrease in the loss allocation factor on non-impaired loans, partially offset by a $182,000 increase in specific reserves on impaired loans.  Continued net recoveries for the period and general improvement in the credit quality and overall risk ratings of commercial loans were the primary reasons for this decrease.

The general allowance for residential real estate and consumer loans was $3.2 million at December 31, 2014, compared to $2.8 million at December 31, 2013.

Of the $19.0 million allowance at December 31, 2014, 21% related to specific allocations on impaired loans, 62% related to formula allowance on commercial loans and 17% related to general allocations for homogeneous loans.  Of the $20.8 million allowance at December 31, 2013, 19% related to specific allocations on impaired loans, 68% related to formula allowance on commercial loans and 13% related to general allocations for homogeneous loans.  Of the $15.7 million total formula based allowance for loan loss allocations at December 31, 2014, $14.8 million is from general/environmental allocations with $981,000 driven from historical experience.  Of the $16.9 million total formula based allowance for loan loss allocations at December 31, 2013, $16.4 million is from general/environmental allocations with $506,000 driven from historical experience.  The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of the report under the heading "Portfolio Loans and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2014, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown, may result in additional losses in 2015.

Premises and Equipment:  Premises and equipment totaled $52.9 million at December 31, 2014 compared to $53.6 million at December 31, 2013 as capital additions were offset by depreciation of current facilities during 2014.

Deposits and Other Borrowings: Total deposits increased $56.6 million to $1.306 billion at December 31, 2014, as compared to $1.250 billion at December 31, 2013.  Noninterest checking account balances increased $59.6 million in 2014.  Interest bearing demand account balances increased $52.6 million and savings and money market account balances decreased $27.3 million in 2014.  We decreased higher costing certificates of deposits by $28.3 million in 2014.    We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 31% of total deposits at December 31, 2014 compared to 28% of total deposits at December 31, 2013.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 60% of total deposits at December 31, 2014 and 2013. Time accounts as a percentage of total deposits were 9% at December 31, 2014 and 12% at December 31, 2013.

Borrowed funds totaled $129.3 million at December 31, 2014 including $88.1 million in Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $131.2 million at December 31, 2013 including $90.0 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $1.9 million in 2014 as a result of an annual payment on an amortizing Federal Home Loan Bank advance in the first quarter of 2014.

During the second quarter of 2013, we modified the terms of six of our existing FHLB advances (totaling $60.0 million) having the effect of extending the weighted average maturity for all outstanding advances from 3.22 years to 4.86 years and reducing the weighted average interest rate from 1.95% to 1.94% at that time.  As the modifications did not result in the terms being substantially different (as defined in ASC 470-50-40-10), the transaction was accounted for as a modification, not extinguishment of debt.  Accordingly, the prepayment fees that were incurred are amortized as an adjustment of the yield over the remaining life of each advance.

The Company has outstanding $40.0 million aggregate liquidation amount of pooled trust preferred securities (“TRUPs”) issued through its wholly-owned subsidiary grantor trusts, Macatawa Statutory Trust I (issued $20.0 million aggregate liquidation amount with floating interest rate of three-month LIBOR plus 3.05%) and Macatawa Statutory Trust II (issued $20.0 million aggregate liquidation amount with  a floating interest rate of three-month LIBOR plus 2.75%).  In December 2009, the Company exercised its right to defer interest payments on the TRUPs for 20 consecutive quarters or until such earlier time as determined by further action of the Board of Directors.    Through June 30, 2013, the Company had deferred interest payments on the TRUPs for 15 quarters.    In the second half of 2013, we discontinued the deferral and resumed regular payment of quarterly interest payments on our trust preferred securities and paid all accrued and unpaid interest that had been previously deferred and became due and payable upon the discontinuance of the deferral. For Macatawa Statutory Trust I, a total of $3.0 million, representing all of the deferred and current interest payment due was distributed on September 30, 2013. For Macatawa Statutory Trust II, a total of $2.7 million, representing all of the deferred and current interest payment due was distributed on October 7, 2013.

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

CAPITAL RESOURCES

Total shareholders' equity of $142.5 million at December 31, 2014 increased $10.0 million from $132.5 million at December 31, 2013. The increase was primarily a result of net income of $10.5 million earned in 2014 and unrealized gains on securities available for sale,  offset in part by cash dividends on common stock of $2.7 million, or $0.08 per share.

Our regulatory capital ratios (on a consolidated basis) were stable in 2014 and ended among the highest year-end levels in the Company’s history.  The Bank was categorized as “well capitalized” at December 31, 2014. The following table shows our regulatory capital ratios (on a consolidated basis) for the past five years.

	December 31,
	2014	2013	2012	2011	2010
Total capital to risk weighted assets	15.6%	15.7%	15.0%	13.2%	9.7%
Tier 1 capital to average assets	11.6	10.6	10.4	8.3	5.8

On December 30, 2013, we completed the cancellation and exchange (the “Exchange”) of each share of issued and outstanding Series A and Series B Preferred Stock for shares of common stock and cash, at the election of the holder.  Pursuant to the Exchange, we canceled and exchanged each share of Preferred Stock for shares of Company common stock, no par value, in an amount equal to $1,000, the preferred stocks’ liquidation preference amount, divided by $5.25 plus, at the election of the holder, an amount of cash equal to $142.00, in the case of Series A Preferred Stock, or $182.00, in the case of Series B Preferred Stock, or a number of shares of Company common stock equal to this cash amount divided by $5.25.  The one-time cash payments approximated a 5.0% and 4.5% dividend rate for the Series A and Series B, respectively, after considering previous dividends paid.  The Exchange resulted in cash payments of $4.4 million for the Series A Preferred Stock and $319,000 for the Series B Preferred Stock.  Under the accounting guidance, the cash payments were recorded as a reduction to common stock, rather than retained earnings,  as we had a retained deficit at December 30, 2013.

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

As discussed above, these actions as well as a consideration of our levels of cash, earnings, capital and prospects for sustained economic growth and improved performance allowed our Board of Directors to declare our first quarterly cash dividend to common shareholders in over five years beginning with the first quarter of 2014, and each subsequent quarter in 2014.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

All of the $40.0 million of trust preferred securities outstanding at December 31, 2014 qualified as Tier 1 capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2014, we believe implementation of the new rule will have no material impact on our capital needs.

Macatawa Bank:

The Bank was categorized as "well capitalized" at December 31, 2014 and 2013.  The following table shows the Bank’s regulatory capital ratios for the past five years.

	December 31,
	2014	2013	2012	2011	2010
Average equity to average assets	11.6%	11.2%	9.2%	7.8%	6.7%
Total risk-based capital	15.3	15.4	14.5	12.5	9.7
Tier 1 risk-based capital	14.0	14.2	13.3	11.2	8.4
Tier 1 capital to average assets	11.4	10.5	10.3	8.4	7.1

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

We have actively pursued initiatives to further strengthen our liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, $1.8 million in 2013 and $1.9 million in 2014.  We continue to maintain significant on-balance sheet liquidity.  At December 31, 2014, the Bank held $98.0 million of federal funds sold and other short-term investments and $20.0 million in time deposits with other financial institutions with maturities of less than 18 months.  In addition, the Bank’s available borrowing capacity from correspondent banks has been improved and was approximately $251.8 million as of December 31, 2014.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

The table below summarizes our significant contractual obligations at December 31, 2014.

(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		85,486		29,039		5,358	---
Other borrowed funds		1,938		24,051		62,118	---
Total		$87,424		$53,090		$67,476	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2014, we had a total of $389.1 million in unused lines of credit, $81.3 million in unfunded loan commitments and $11.9 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In December 2013, the Bank paid a dividend of $5.0 million to the Company in anticipation of the preferred stock exchange, in which the Company paid a total of $4.8 million in cash as a part of the transaction, retaining the remaining balance for general corporate purposes.  In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In 2014, the Bank paid dividends to the Company totaling $4.1 million.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  The Company retained the remaining balance for general corporate purposes.  At December 31, 2014, the Bank had a retained earnings balance of $17.1 million.
During the first quarter of 2014, the Company also received a payment from the Bank totaling $1.9 million, representing the Bank’s intercompany tax liability for the 2013 tax year in accordance with the Company’s tax allocation agreement.  At December 31, 2014, the Bank’s tax liability to the Company for 2014 was $4.0 million.  This amount will be paid to the Company in the first quarter of 2015.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at December 31, 2014 was $2.5 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2014.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2014, we had gross deferred tax assets of $14.7 million and gross deferred tax liabilities of $2.4 million resulting in a net deferred tax asset of $12.3 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we will be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in 2014, we concluded at December 31, 2014 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2014 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$176,484	1.04%	$44,487	3.10%
Interest rates up 100 basis points	176,084	0.81	43,860	1.65
No change	174,665	---	43,147	---
Interest rates down 100 basis points	163,414	(6.44)	42,867	(0.65)
Interest rates down 200 basis points	163,667	(6.30)	42,563	(1.35)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of  the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 19, 2015

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Dollars in thousands, except per share data)

	2014	2013
ASSETS
Cash and due from banks	$31,503	$38,714
Federal funds sold and other short-term investments	97,952	118,178
Cash and cash equivalents	129,455	156,892
Interest-bearing time deposits in other financial institutions	20,000	25,000
Securities available for sale, at fair value	161,874	139,659
Securities held to maturity (fair value 2014 - $31,428 and 2013 - $19,278)	31,585	19,248
Federal Home Loan Bank (FHLB) stock	11,238	11,236
Loans held for sale, at fair value	2,347	1,915
Total loans	1,118,483	1,042,377
Allowance for loan losses	(18,962)	(20,798)
Net loans	1,099,521	1,021,579
Premises and equipment – net	52,894	53,641
Accrued interest receivable	3,399	3,231
Bank-owned life insurance	28,195	27,517
Other real estate owned	28,242	36,796
Net deferred tax asset	12,265	16,200
Other assets	2,831	4,491
Total assets	$1,583,846	$1,517,405

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$404,143	$344,550
Interest-bearing	902,182	905,184
Total deposits	1,306,325	1,249,734
Other borrowed funds	88,107	89,991
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	5,657	3,920
Total liabilities	1,441,327	1,384,883

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,866,789 shares issued and outstanding at December 31, 2014 and 33,801,097 shares issued and outstanding at December 31, 2013	216,460	216,263
Retained deficit	(74,002)	(81,786)
Accumulated other comprehensive income (loss)	61	(1,955)
Total shareholders' equity	142,519	132,522
Total liabilities and shareholders' equity	$1,583,846	$1,517,405

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	2014	2013		2012
Interest income
Loans, including fees	$42,911		$45,201		$54,549
Securities
Taxable	2,006		1,798		1,544
Tax-exempt	1,161		742		330
FHLB Stock	471		393		351
Federal funds sold and other short-term investments	439		486		502
Total interest income	46,988		48,620		57,276
Interest expense
Deposits	2,576		3,993		5,721
Other borrowings	1,709		1,781		2,374
Subordinated and long-term debt	1,311		1,563		1,719
Total interest expense	5,596		7,337		9,814
Net interest income	41,392		41,283		47,462
Provision for loan losses	(3,350)		(4,250)		(7,100)
Net interest income after provision for loan losses	44,742		45,533		54,562
Noninterest income
Service charges and fees	4,334		4,129		3,471
Net gains on mortgage loans	1,939		2,554		2,882
Trust fees	2,701		2,413		2,389
ATM and debit card fees	4,654		4,325		4,130
Gain on sales of securities	75		120		73
Other	2,511		2,600		2,683
Total noninterest income	16,214		16,141		15,628
Noninterest expense
Salaries and benefits	23,137		23,012		22,986
Occupancy of premises	3,840		3,756		3,815
Furniture and equipment	3,190		3,224		3,259
Legal and professional	846		680		664
Marketing and promotion	932		870		929
Data processing	2,423		2,306		2,221
FDIC assessment	1,218		1,458		2,196
Interchange and other card expense	1,109		1,300		1,222
Bond and D&O Insurance	659		740		909
FHLB Advance prepayment penalty	---		---		322
Net losses on repossessed and foreclosed properties	999		1,825		5,295
Administration and disposition of problem assets	2,072		3,699		4,665
Other	5,485		4,985		4,800
Total noninterest expenses	45,910		47,855		53,283
Income before income tax	15,046		13,819		16,907
Income tax expense (benefit)	4,573		4,270		(18,583)
Net income	$10,473		$9,549		$35,490
Effect of induced exchange of preferred stock	---		17,575		---
Net income available to common shares	$10,473		$(8,026)		$35,490

Basic earnings per common share	$0.31		$(0.29)		$1.31
Diluted earnings per common share	$0.31		$(0.29)		$1.31
Cash dividends per common share	$0.08	$	---	$	---

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012

Net income	$10,473	$9,549	$35,490

Other comprehensive income (loss):

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	3,177	(4,365)	968
Tax effect	(1,112)	1,528	(339)
Net change in unrealized gains (losses) on securities available for sale, net of tax	2,065	(2,837)	629

Less: reclassification adjustments:
Reclassification for gains included in net income	75	120	73
Tax effect	(26)	(42)	(26)
Reclassification for gains included in net income, net of tax	49	78	47

Other comprehensive income (loss), net of tax	2,016	(2,915)	582

Comprehensive income	$12,489	$6,634	$36,072

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	Preferred Stock				Common	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Series A		Series B		Stock	Deficit	Income (Loss)	Equity
Balance, January 1, 2012		$30,604		$2,560	$187,709	$(126,825)	$378	$94,426
Net income						35,490		35,490
Net change in unrealized gain (loss) on securities available for sale, net of tax							582	582
Stock compensation expense					9			9
Balance, December 31, 2012		$30,604		$2,560	$187,718	$(91,335)	$960	$130,507

Net income						9,549		9,549
Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of common stock				(300)	300			---
Preferred stock exchange:
Exchange of 31,290 shares of Preferred Stock Series A to 5,973,519 shares of common stock		(30,604)			30,604			---
Exchange of 2,300 shares of Preferred Stock Series B to 457,159 shares of common stock				(2,260)	2,260			---
Cash portion of exchange consideration, including exchange-related expenses					(4,734)			(4,734)
Net change in unrealized gain (loss) on securities available for sale, net of tax							(2,915)	(2,915)
Repurchase of 8,906 shares for taxes withheld on vested restricted stock					(45)			(45)
Stock compensation expense					160			160
Balance, December 31, 2013	$	---	$	---	$216,263	$(81,786)	$(1,955)	$132,522

Net income						10,473		10,473
Common stock issuance costs					(102)			(102)
Issuance of 392 shares of Common Stock on exercise of stock purchase warrants					4			4
Cash dividends at $.08 per share						(2,689)		(2,689)
Repurchase of 20,534 shares for taxes withheld on vested restricted stock					(106)			(106)
Tax effect of vested stock awards					63			63
Net change in unrealized gain (loss) on securities available for sale, net of tax							2,016	2,016
Stock compensation expense					338			338
Balance, December 31, 2014	$	---	$	---	$216,460	$(74,002)	$61	$142,519

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities
Net income	$10,473	$9,549	$35,490
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,139	3,067	2,970
Stock compensation expense	338	160	9
Tax effect of vested stock awards	63	---	---
Provision for loan losses	(3,350)	(4,250)	(7,100)
Origination of loans for sale	(73,516)	(107,988)	(140,151)
Proceeds from sales of loans originated for sale	75,023	116,757	135,929
Net gains on mortgage loans	(1,939)	(2,554)	(2,882)
Gain on sales of securities	(75)	(120)	(73)
Write-down of other real estate	1,623	2,922	5,236
Net (gain) loss on sales of other real estate	(624)	(1,098)	59
Loss on disposal of fixed assets	---	---	89
Change in net deferred tax asset	2,849	4,150	(18,858)
FHLB advance prepayment penalty	---	---	322
Change in accrued interest receivable and other assets	1,555	124	2,149
Earnings in bank-owned life insurance	(678)	(713)	(847)
Change in accrued expenses and other liabilities	1,737	(3,694)	1,153
Net cash from operating activities	16,618	16,312	13,495

Cash flows from investing activities
Loan originations and payments, net	(79,524)	7,741	8,657
Change in interest-bearing deposits in other financial institutions	5,000	(25,000)	---
Purchases of securities available for sale	(43,882)	(42,594)	(115,248)
Purchases of securities held to maturity	(25,225)	(19,732)	(4,000)
Purchase FHLB stock	(2,519)	---	---
Proceeds from:
Maturities and calls of securities available for sale	22,528	13,159	40,042
Sales of securities available for sale	10,936	5,241	4,595
Principal paydowns on securities	3,642	6,100	3,884
Sales of other real estate	12,487	16,501	18,729
Sale of FHLB stock	2,517	---	---
Additions to premises and equipment	(1,766)	(2,407)	(707)
Net cash from investing activities	(95,806)	(40,991)	(44,048)

Cash flows from financing activities
Change in deposits	56,591	(36,527)	70,972
Repayments of other borrowed funds and subordinated debt	(1,884)	(3,481)	(57,103)
Proceeds from issuance of common stock	4	---	---
Cash retained (paid) related to tax impact of vested stock awards	(63)	---	---
Cash dividends paid	(2,689)	---	---
Common stock issuance costs	(102)	---	---
Repurchase shares for taxes withheld on vested restricted stock	(106)	(45)	---
Cash paid in preferred stock exchange	---	(4,734)	---
Net cash from financing activities	51,751	(44,787)	13,869
Net change in cash and cash equivalents	(27,437)	(69,466)	(16,684)
Cash and cash equivalents at beginning of period	156,892	226,358	243,042
Cash and cash equivalents at end of period	$129,455	$156,892	$226,358

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Supplemental cash flow information
Interest paid	$5,615	$11,886	$8,473
Income taxes paid	90	120	275
Supplemental noncash disclosures:
Transfers from loans to other real estate	4,932	3,539	9,168
Security settlement	---	1,626	1,626
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock	---	300	---
Exchange of 31,290 shares of Preferred Series A to 5,973,519 shares of common stock	---	30,604	---
Exchange of 2,300 shares of Preferred Series B to 457,159 shares of common stock	---	2,260	---

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 44% of total loans at December 31, 2014.  Commercial and industrial loans total 29%, while residential real estate and consumer loans make up the remaining 27%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2014, 2013 and 2012.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2014 and 2013, these loans had a net unrealized gain of $62,000 and $42,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2014, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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
December 31, 2014 and 2013

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill or acquired intangible assets at December 31, 2014 and 2013.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had no acquired intangible assets at December 31, 2014 and 2013.

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

Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $(2,000) and $51,000 at December 31, 2014 and 2013, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2014, the total notional amount of such agreements was $20.0 million and resulted in a derivative asset with a fair value of $140,000 which was included in other assets and a derivative liability of $140,000 which was included in other liabilities.  At December 31, 2013, the total notional amount of such agreements was $20.0 million and resulted in a derivative asset with a fair value of $94,000 which was included in other assets and a derivative liability of $94,000 which was included in other liabilities.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $5,016,000 and $4,417,000 at December 31, 2014 and 2013, respectively, was required to meet regulatory reserve and clearing requirements.

Stock Splits and Dividends:  Stock dividends in excess of 20% are reported as stock splits, resulting in no adjustment to the Company’s equity accounts.  Stock dividends for 20% or less are reported by transferring the fair value, as of the ex‑dividend date, of the stock issued from retained earnings to common stock.  Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share amounts are retroactively adjusted for stock splits and dividends.

Dividend Restriction:  Banking regulations require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to shareholders.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Adoption of New Accounting Standards:  The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists.  This update requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward.  However, to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is to be presented in the statement of financial position as a liability.  No new recurring disclosures are required.  The amendments are effective for public business entities for annual periods beginning after December 15, 2013, and interim periods within those periods.  The amendments are to be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted.  The impact of prospective adoption of this ASU by the Company in the first quarter of 2014 was not material.

FASB issued ASU No. 2014-17, Business Combinations (Topic 805 )—Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which provides guidance regarding when and how an acquiree that is a business or a non-profit activity can apply pushdown accounting in its separate financial statements. In particular, ASU No. 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer obtains control of the acquiree. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If, however, pushdown accounting is not applied during that reporting period, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. Such an election to apply pushdown accounting in a reporting period after the one in which the change-in-control event occurred should be considered a change in accounting principle, in accordance with FASB Accounting Standards Codification (“ASC” or “Codification”) Topic 250, Accounting Changes and Error Corrections. Additionally, the ASU provides that an acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. Notably, if pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. Following the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  The impact of prospective adoption of this ASU by the Company was not and is not expected to be material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Standards:

FASB has issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  The amendments are effective for  annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to be material.

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

FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update creates a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The impact of adoption of this ASU by the Company is not expected to be material.

FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The impact of adoption of this ASU by the Company is not expected to be material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available for Sale:
U.S. Treasury and federal agency securities	$67,612	$53	$(501)	$67,164
U.S. Agency MBS and CMOs	16,692	67	(71)	16,688
Tax-exempt state and municipal bonds	37,203	419	(161)	37,461
Taxable state and municipal bonds	25,012	351	(70)	25,293
Corporate bonds and other debt securities	13,762	34	(30)	13,766
Other equity securities	1,500	2	---	1,502
	$161,781	$926	$(833)	$161,874
Held to Maturity
Tax-exempt state and municipal bonds	$31,585	$64	$(221)	$31,428

December 31, 2013
Available for Sale:
U.S. Treasury and federal agency securities	$55,701	$92	$(1,354)	$54,439
U. S. Agency MBS and CMOs	20,029	9	(673)	19,365
Tax-exempt state and municipal bonds	27,920	47	(1,118)	26,849
Taxable state and municipal bonds	26,306	307	(285)	26,328
Corporate bonds and other debt securities	11,211	64	(63)	11,212
Other equity securities	1,500	---	(34)	1,466
	$142,667	$519	$(3,527)	$139,659
Held to Maturity:
Tax-exempt state and municipal bonds	$19,248	$46	$(16)	$19,278

Proceeds from the sale of securities available for sale were $10.9 million, $5.2 million and $4.6 million, respectively, for the years ended December 31, 2014, 2013 and 2012, resulting in net gains on sale of $75,000, $120,000 and $73,000, respectively, as reported in the consolidated statements of income.  This resulted in reclassifications of $75,000 ($49,000 net of tax), $120,000 ($78,000 net of tax) and $73,000 ($47,000 net of tax) respectively, from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in years ended December 31, 2014, 2013 and 2012.

Contractual maturities of debt securities at December 31, 2014 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$19,075	$19,044	$4,280	$4,295
Due from one to five years	640	638	96,108	96,112
Due from five to ten years	11,610	11,492	37,532	37,580
Due after ten years	260	254	22,361	22,385
	$31,585	$31,428	$160,281	$160,372

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$16,426	$(45)	$35,350	$(456)	$51,776	$(501)
U.S. Agency MBS and CMOs	---	---	9,732	(71)	9,732	(71)
Tax-exempt state and municipal bonds	26,820	(264)	4,545	(118)	31,365	(382)
Taxable state and municipal bonds	3,982	(19)	3,240	(51)	7,222	(70)
Corporate bonds and other debt securities	4,187	(13)	1,988	(17)	6,175	(30)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$51,415	$(341)	$54,855	$(713)	$106,270	$(1,054)

	Less than 12 Months		12 Months or More				Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$43,212	$(1,354)	$	---	$	---	$43,212	$(1,354)
U.S. Agency MBS and CMOs	18,494	(673)		---		---	18,494	(673)
Tax-exempt state and municipal bonds	21,359	(1,066)		831		(68)	22,190	(1,134)
Taxable state and municipal bonds	9,599	(256)		1,015		(29)	10,614	(285)
Corporate bonds and other debt securities	3,928	(63)		---		---	3,928	(63)
Other equity securities	1,466	(34)		---		---	1,466	(34)
Total temporarily impaired	$98,058	$(3,446)		$1,846		$(97)	$99,904	$(3,543)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2014, 2013 and 2012.

Securities with a carrying value of approximately $1.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2014 and 2013.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Commercial and industrial	$327,674	$274,099

Commercial real estate:
Residential developed	12,771	18,130
Unsecured to residential developers	7,496	7,315
Vacant and unimproved	50,372	42,988
Commercial development	4,082	2,434
Residential improved	69,612	76,294
Commercial improved	269,757	247,195
Manufacturing and industrial	76,441	77,984
Total commercial real estate	490,531	472,340

Consumer
Residential mortgage	190,249	188,648
Unsecured	948	1,337
Home equity	98,887	95,961
Other secured	10,194	9,992
Total consumer	300,278	295,938

Total loans	1,118,483	1,042,377
Allowance for loan losses	(18,962)	(20,798)
	$1,099,521	$1,021,579

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$10,868	$3,703	$53	$20,798
Charge-offs	(43)	(134)	(499)	---	(676)
Recoveries	522	1,481	187	---	2,190
Provision for loan losses	(480)	(3,525)	655	---	(3,350)
Ending Balance	$6,173	$8,690	$4,046	$53	$18,962

2013	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(317)	(1,065)	(822)	---	(2,204)
Recoveries	1,134	2,141	238	---	3,513
Provision for loan losses	(1,102)	(3,665)	500	17	(4,250)
Ending Balance	$6,174	$10,868	$3,703	$53	$20,798

2012	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,313	$20,475	$4,821	$32	$31,641
Charge-offs	(1,245)	(3,206)	(3,045)	---	(7,496)
Recoveries	547	5,840	307	---	6,694
Provision for loan losses	844	(9,652)	1,704	4	(7,100)
Ending Balance	$6,459	$13,457	$3,787	$36	$23,739

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,429	$743	$893	$	---	$4,065
Collectively evaluated for impairment	3,744	7,947	3,153		53	14,897
Total ending allowance balance	$6,173	$8,690	$4,046		$53	$18,962

Loans:
Individually reviewed for impairment	$9,084	$29,818	$14,495	$	---	$53,397
Collectively evaluated for impairment	318,590	460,713	285,783		---	1,065,086
Total ending loans balance	$327,674	$490,531	$300,278	$	---	$1,118,483

December 31, 2013	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,981	$1,008	$881	$	---	$3,870
Collectively evaluated for impairment	4,193	9,860	2,822		53	16,928
Total ending allowance balance	$6,174	$10,868	$3,703		$53	$20,798

Loans:
Individually reviewed for impairment	$13,155	$41,285	$14,483	$	---	$68,923
Collectively evaluated for impairment	260,944	431,055	281,455		---	973,454
Total ending loans balance	$274,099	$472,340	$295,938	$	---	$1,042,377

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014 (dollars in thousands):

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,019	$3,019	$	---

Commercial real estate:
Residential developed	531	531		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	---	---		---
Residential improved	547	547		---
Commercial improved	331	331		---
Manufacturing and industrial	206	206		---
	1,615	1,615		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$4,634	$4,634	$	---

With an allowance recorded:
Commercial and industrial	$6,065	$6,065		$2,429

Commercial real estate:
Residential developed	550	550		35
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,499	1,499		43
Commercial development	199	199		5
Residential improved	7,323	7,323		240
Commercial improved	16,113	16,113		389
Manufacturing and industrial	2,519	2,519		31
	28,203	28,203		743
Consumer:
Residential mortgage	9,492	9,484		584
Unsecured	---	---		---
Home equity	5,182	5,011		309
Other secured	---	---		---
	14,674	14,495		893
	$48,942	$48,763		$4,065

Total	$53,576	$53,397		$4,065

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (dollars in thousands):

December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,287	$3,284	$	---

Commercial real estate:
Residential developed	5,273	4,340		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	3	3		---
Commercial development	362	362		---
Residential improved	1,493	1,493		---
Commercial improved	2,797	2,272		---
Manufacturing and industrial	252	252		---
	10,180	8,722		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$13,467	$12,006	$	---

With an allowance recorded:
Commercial and industrial	$9,871	$9,871		$1,981

Commercial real estate:
Residential developed	618	618		33
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,900	1,900		47
Commercial development	207	207		5
Residential improved	9,534	9,534		342
Commercial improved	14,450	14,450		479
Manufacturing and industrial	5,854	5,854		102
	32,563	32,563		1,008
Consumer:
Residential mortgage	9,454	9,454		575
Unsecured	---	---		---
Home equity	5,029	5,029		306
Other secured	---	---		---
	14,483	14,483		881
	$56,917	$56,917		$3,870

Total	$70,384	$68,923		$3,870

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Average of impaired loans during the period:
Commercial and industrial	$11,818	$14,333	$14,928

Commercial real estate:
Residential developed	3,628	6,357	8,162
Unsecured to residential developers	---	---	---
Vacant and unimproved	1,646	2,804	3,851
Commercial development	451	398	216
Residential improved	9,309	11,549	13,192
Commercial improved	17,853	20,191	17,975
Manufacturing and industrial	5,630	6,305	9,125

Consumer	14,476	14,532	15,857

Interest income recognized during impairment:
Commercial and industrial	1,108	1,278	1,291
Commercial real estate	1,527	1,974	2,736
Consumer	541	537	538

Cash-basis interest income recognized
Commercial and industrial	1,107	1,273	1,295
Commercial real estate	1,547	1,971	2,740
Consumer	541	532	550

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013:

December 31, 2014	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$5,605	$	---

Commercial real estate:
Residential developed	245		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	29		---
Residential improved	766		---
Commercial improved	866		117
Manufacturing and industrial	---		---
	1,906		117
Consumer:
Residential mortgage	305		---
Unsecured	40		---
Home equity	436		17
Other secured	---		---
	781		17
Total	$8,292		$134

December 31, 2013	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$5,625	$	---

Commercial real estate:
Residential developed	2,590		153
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	23		---
Residential improved	429		---
Commercial improved	2,511		---
Manufacturing and industrial	---		---
	5,553		153
Consumer:
Residential mortgage	639		---
Unsecured	33		---
Home equity	332		---
Other secured	---		---
	1,004		---
Total	$12,182		$153

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans (dollars in thousands):

December 31, 2014	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$54	$	---	$54	$327,620	$327,674

Commercial real estate:
Residential developed	---		---	---	12,771	12,771
Unsecured to residential developers	---		---	---	7,496	7,496
Vacant and unimproved	100		---	100	50,272	50,372
Commercial development	---		29	29	4,053	4,082
Residential improved	100		440	540	69,072	69,612
Commercial improved	---		958	958	268,799	269,757
Manufacturing and industrial	---		---	---	76,441	76,441
	200		1,427	1,627	488,904	490,531
Consumer:
Residential mortgage	338		303	641	189,608	190,249
Unsecured	---		18	18	930	948
Home equity	79		422	501	98,386	98,887
Other secured	---		---	---	10,194	10,194
	417		743	1,160	299,118	300,278
Total	$671		$2,170	$2,841	$1,115,642	$1,118,483

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans (dollars in thousands):

December 31, 2013	30-90 Days		Greater Than 90 Days		Total Past Due		Loans Not Past Due	Total
Commercial and industrial	$	---	$	---	$	---	$274,099	$274,099

Commercial real estate:
Residential developed		143		2,296		2,439	15,691	18,130
Unsecured to residential developers		---		---		---	7,315	7,315
Vacant and unimproved		---		---		---	42,988	42,988
Commercial development		---		23		23	2,411	2,434
Residential improved		98		50		148	76,146	76,294
Commercial improved		438		2,056		2,494	244,701	247,195
Manufacturing and industrial		---		---		---	77,984	77,984
		679		4,425		5,104	467,236	472,340
Consumer:
Residential mortgage		78		---		78	188,570	188,648
Unsecured		9		---		9	1,328	1,337
Home equity		317		---		317	95,644	95,961
Other secured		12		---		12	9,980	9,992
		416		---		416	295,522	295,938
Total		$1,095		$4,425		$5,520	$1,036,857	$1,042,377

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The Company had allocated $4,065,000 and $3,870,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2014 and December 31, 2013, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Based upon recently issued regulatory guidance, the Company has determined that in situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired loan designations may be removed.  This guidance was first applied to loans outstanding at September 30, 2014 resulting in a reduction of $5.9 million in loans designated as TDR and impaired.  In addition, the TDR designation may also be removed from loans modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.

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

The following table presents information regarding troubled debt restructurings as of December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	36	$9,085	43	$7,787
Commercial real estate	84	29,817	122	45,774
Consumer	106	14,495	106	14,531
	226	$53,397	271	$68,092

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of December 31, 2014, 2013, 2012 and 2011. The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2014, 2013, 2012 and 2011 (dollars in thousands):

	2014		2013		2012	2011
Accruing TDR - nonaccrual at restructuring	$	---	$	---	$1,135	$605
Accruing TDR - accruing at restructuring		46,197		57,790	61,545	51,532
Accruing TDR - upgraded to accruing after six consecutive payments		---		---	2,344	3,542
		$46,197		$57,790	$65,024	$55,679

The following tables present information regarding troubled debt restructurings executed during the year ended December 31, 2014, 2013 and 2012 (dollars in thousands):

2014	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$61	$	---
Commercial real estate	11	4,345		---
Consumer	39	1,422		---
	51	$5,828	$	---

2013	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	5	$1,085	$	---
Commercial real estate	13	4,298		---
Consumer	36	5,833		---
	54	$11,216	$	---

2012	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	16	$1,462	$9
Commercial real estate	52	15,413	332
Consumer	10	1,518	261
	78	$18,393	$602

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor’s interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  As with other loans not considered TDR or impaired, allowance allocations are based on the historical based allocation for the applicable loan grade and loan class.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

The table below presents, by class, information regarding troubled debt restructurings which had payment defaults during the twelve months ended December 31, 2014, 2013 and 2012 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	2014			2013			2012
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---	3	$112
Commercial real estate	1		131	1		1,350	2	225
Consumer	---		---	---		---	2	184

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes commercial loans individually and classifies these relationships by credit risk grading.  The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits.  All commercial loans are assigned a grade at origination, at each renewal or any amendment.  When a credit is first downgraded to a watch credit (either through renewal, amendment, loan officer identification or the loan review process), an Administrative Loan Review (“ALR”) is generated by the credit department and the loan officer.  All watch credits have an ALR completed monthly which analyzes the collateral position and cash flow of the borrower and its guarantors.  The loan officer is required to complete both a short term and long term plan to rehabilitate or exit the credit and to give monthly comments on the progress to these plans.  Management meets quarterly with loan officers to discuss each of these credits in detail and to help formulate solutions where progress has stalled.  When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR.  Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected though the loan review process.  The credit will stay on the ALR until either its grade has improved to a 4 or the credit relationship is at a zero balance.  The Company uses the following definitions for the risk grades:

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

As of December 31, 2014, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

2014	1	2	3	4	5	6	7		8
Commercial and industrial	$343	$11,177	$118,382	$182,651	$8,448	$1,068	$5,605	$	---

Commercial real estate:
Residential developed	---	---	2,491	4,702	4,491	842	245		---
Unsecured to residential developers	---	---	---	7,496	---	---	---		---
Vacant and unimproved	---	---	12,105	30,997	7,241	29	---		---
Commercial development	---	---	---	3,643	211	199	29		---
Residential improved	---	103	16,291	43,928	6,428	2,096	766		---
Commercial improved	---	4,392	61,543	178,169	20,558	4,229	866		---
Manufacturing and industrial	---	1,508	27,396	42,494	4,713	330	---		---
	$343	$17,180	$238,208	$494,080	$52,090	$8,793	$7,511	$	---

As of December 31, 2013, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

2013	1	2	3	4	5	6	7		8
Commercial and industrial	$509	$15,836	$81,577	$155,680	$13,513	$1,359	$5,625	$	---

Commercial real estate:
Residential developed	---	---	2,039	5,653	5,232	2,616	2,590		---
Unsecured to residential developers	---	---	---	7,309	6	---	---		---
Vacant and unimproved	---	---	11,191	24,638	6,761	398	---		---
Commercial development	---	---	---	1,673	532	207	23		---
Residential improved	---	109	15,121	45,018	9,391	6,226	429		---
Commercial improved	---	7,382	45,391	161,897	24,937	5,075	2,511		---
Manufacturing and industrial	---	311	24,546	42,133	10,402	593	---		---
	$509	$23,638	$179,865	$444,001	$70,774	$16,474	$11,178	$	---

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 – LOANS (Continued)

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2014	2013
Not classified as impaired	$4,220	$7,400
Classified as impaired	12,084	20,252
Total commercial loans classified substandard or worse	$16,304	$27,652

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$189,946	$930	$98,465	$10,194
Nonperforming	303	18	422	---
Total	$190,249	$948	$98,887	$10,194

December 31, 2013	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$188,648	$1,337	$95,961	$9,992
Nonperforming	---	---	---	---
Total	$188,648	$1,337	$95,961	$9,992

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2014	2013	2012
Beginning balance	$53,501	$69,743	$83,663
Additions, transfers from loans	4,932	3,539	9,168
Proceeds from sales of other real estate owned	(12,487)	(16,501)	(18,729)
Valuation allowance reversal upon sale	(3,499)	(4,378)	(4,300)
Gain (loss) on sale of other real estate owned	624	1,098	(59)
	43,071	53,501	69,743
Less: valuation allowance	(14,829)	(16,705)	(18,161)
Ending balance	$28,242	$36,796	$51,582

Activity in the valuation allowance was as follows (dollars in thousands):

	2014	2013	2012
Beginning balance	$16,705	$18,161	$17,225
Additions charged to expense	1,623	2,922	5,236
Reversals upon sale	(3,499)	(4,378)	(4,300)
Ending balance	$14,829	$16,705	$18,161

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
U.S. Treasury and federal agency securities	$67,164	$	---	$67,164	$	---
U.S. Agency MBS and CMOs	16,688		---	16,688		---
Tax-exempt state and municipal bonds	37,461		---	37,461		---
Taxable state and municipal bonds	25,293		---	25,293		---
Corporate bonds and other debt securities	13,766		---	13,766		---
Other equity securities	1,502		---	1,502		---
Loans held for sale	2,347		---	2,347		---
Interest rate swaps	140		---	---		140
Interest rate swaps	(140)		---	---		(140)

December 31, 2013
U.S. Treasury and federal agency securities	$54,439	$	---	$54,439	$	---
U.S. Agency MBS and CMOs	19,365		---	19,365		---
Tax-exempt state and municipal bonds	26,849		---	26,849		---
Taxable state and municipal bonds	26,328		---	26,328		---
Corporate bonds and other debt securities	11,212		---	11,212		---
Other equity securities	1,466		---	1,466		---
Loans held for sale	1,915		---	1,915		---
Interest rate swaps	94		---	---		94
Interest rate swaps	(94)		---	---		(94)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2014
Impaired loans	$12,649	$	---	$	---	$12,649
Other real estate owned	22,472		---		---	22,472

December 31, 2013
Impaired loans	$22,403	$	---	$	---	$22,403
Other real estate owned	29,711		---		---	29,711

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2014
Impaired Loans	$12,649	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 20.0
		Income approach	Capitalization rate	9.5 to 12.0

Other real estate owned	22,472	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 22.7
		Income approach	Capitalization rate	9.5 to 12.0

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2013
Impaired Loans	$22,403	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 23.0
		Income approach	Capitalization rate	9.5 to 12.0

Other real estate owned	29,711	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 17.0
		Income approach	Capitalization rate	9.5 to 12.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

	Level in	2014		2013
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$31,503	$31,503	$38,714	$38,714
Cash equivalents	Level 2	97,952	97,952	118,178	118,178
Interest-bearing time deposits in other financial institutions	Level 2	20,000	20,062	25,000	25,003
Securities held to maturity	Level 3	31,585	31,428	19,248	19,278
FHLB stock		11,238	NA	11,236	NA
Loans, net	Level 2	1,086,872	1,082,675	999,176	990,084
Bank owned life insurance	Level 3	28,195	28,195	27,517	27,517
Accrued interest receivable	Level 2	3,399	3,399	3,231	3,231

Financial liabilities
Deposits	Level 2	(1,306,325)	(1,306,671)	(1,249,734)	(1,250,886)
Other borrowed funds	Level 2	(88,107)	(89,066)	(89,991)	(90,321)
Long-term debt	Level 2	(41,238)	(35,396)	(41,238)	(35,098)
Accrued interest payable	Level 2	(289)	(289)	(308)	(308)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, bank owned life insurance, accrued interest receivable and payable, demand deposits, short-term borrowings and variable rate loans or deposits that reprice frequently and fully. Security fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities as discussed above. For fixed rate loans, interest-bearing time deposits in other financial institutions and deposits, and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of widening credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet credit-related items is not significant.

NOTE 6 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2014	2013
Land	$18,227	$18,236
Building	43,426	42,530
Leasehold improvements	779	779
Furniture and equipment	18,368	20,344
Construction in progress	413	1,065
	81,213	82,954
Less accumulated depreciation	(28,319)	(29,313)
	$52,894	$53,641

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 6 – PREMISES AND EQUIPMENT – NET (Continued)

Depreciation expense was $2,513,000, $2,342,000 and $2,400,000 for 2014, 2013 and 2012, respectively.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $436,000, $354,000 and $460,000 for 2014, 2013 and 2012, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2014 is as follows (dollars in thousands):

2015	$240
2016	230
2017	230
2018	230
2019	230
Thereafter	127
$1,287

NOTE 7 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2014	2013
Noninterest-bearing demand	$404,143	$344,550
Interest bearing demand	340,053	287,417
Savings and money market accounts	442,246	469,542
Certificates of deposit	119,883	148,225
	$1,306,325	$1,249,734

The following table depicts the maturity distribution of certificates of deposit at December 31, 2014 (dollars in thousands):

2015	$85,486
2016	22,023
2017	7,016
2018	2,736
2019	2,622
Thereafter	---
$119,883

Approximately $50.1 million and $56.7 million in certificates of deposit were in denominations of $100,000 or more at December 31, 2014 and 2013, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2014
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
	$89,991

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $441,252,000 and $411,715,000 under a blanket lien arrangement at December 31, 2014 and 2013.

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

Scheduled repayments of FHLB advances as of December 31, 2014 were as follows (in thousands):

2015	$1,938
2016	21,996
2017	2,055
2018	52,118
2019	10,000
Thereafter	---
$88,107

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 8 - OTHER BORROWED FUNDS (Continued)

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2014 and 2013, and the Company had approximately $22.8 million and $22.7 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $25.9 million and $26.6 million at December 31, 2014 and 2013, respectively.

NOTE 9 – LONG TERM DEBT

The Company has outstanding $40.0 million aggregate liquidation amount of pooled trust preferred securities ("TRUPs") issued through its wholly-owned subsidiary grantor trusts.  Macatawa Statutory Trust I issued $619,000 of common securities to the Company and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 3.05%.  Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 2.75%.

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

In the second half of 2013, the Company discontinued the deferral and resumed regular payment of quarterly interest payments on its trust preferred securities and paid all accrued and unpaid interest that had been previously deferred and became due and payable upon the discontinuance of the deferral. For Macatawa Statutory Trust I, a total of $3.0 million, representing all of the deferred and current interest payment due was distributed on September 30, 2013. For Macatawa Statutory Trust II, a total of $2.7 million, representing all of the deferred and current interest payment due, was distributed on October 7, 2013.

At December 31, 2014 and 2013, Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2014 and 2013, approximately $40.0 million of the Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2014	2013
Beginning balance	$3,462	$5,645
New loans and renewals	21,594	10,704
Repayments and renewals	(14,979)	(12,887)
Effect of changes in related parties	---	---
Less accumulated depreciation	$10,077	$3,462

Deposits from principal officers, directors, and their affiliates at December 31, 2014 and 2013 were $80.3 million and $113.8 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company’s directors.

NOTE 11 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans).  The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock.  The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock.  There were 247,932 shares under the Employees’ Plans and 156,375 shares under the Directors’ Plans available for future issuance as of December 31, 2014.  The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

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

There were no options granted during 2014, 2013 and 2012.  A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2014	355,328	$17.65	---		---
Forfeited	(330)	22.77	---		---
Expired	(94,737)	15.09	---		---
Outstanding at December 31, 2014	260,261	$18.57	1.54	$	---

Exerciseable at December 31, 2014	260,261	$18.57	1.54	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Information related to stock options during each year follows (dollars in thousands):

	2014		2013		2012
Intrinsic value of options exercised	$	---	$	---	$	---
Cash received from option exercises		---		---		---
Tax benefit realized from option exercises		---		---		---

There was no compensation cost for stock options in 2014, 2013 and 2012.

As of December 31, 2014, there was no unrecognized cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2014	206,171	$4.28	$1,121,570
Granted	98,500	5.12	535,840
Vested	(74,325)	4.02	404,328
Forfeited	(12,667)	3.96	68,908
Outstanding at December 31, 2014	217,679	$4.77	$1,184,174

Compensation cost related to restricted stock awards totaled $338,000, $160,000, and $9,000 for 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $945,000 of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.51 years.  The total grant date fair value of restricted stock awards vested during 2014 was $299,151.  The total grant date fair value of restricted stock awards vested during 2013 was $116,954.  There were no restricted stock awards that vested during 2012.

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Effective January 1, 2010, the Company temporarily suspended its matching contribution.  Beginning January 1, 2013, the Company reinstated its contribution using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions for the year ended December 31, 2014 were approximately $630,000.  The Company’s contributions for the year ended December 31, 2013 were approximately $584,000.  There were no contributions in 2012.

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
December 31, 2014 and 2013

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2014	2013	2012
Net income	$10,473	$9,549	$35,490
Effect of induced exchange of preferred stock	---	(17,575)	---
Net income available to common shares	$10,473	$(8,026)	$35,490

Weighted average shares outstanding, including participating stock awards - Basic	33,803,030	27,161,888	27,086,792

Dilutive potential common shares:
Stock options	---	---	---
Conversion of preferred stock	---	---	---
Stock warrants	---	---	---
Weighted average shares outstanding - Diluted	33,803,030	27,161,888	27,086,792

Basic earnings per common share	$0.31	$(0.29)	$1.31
Diluted earnings per common share	$0.31	$(0.29)	$1.31

The 2013 Exchange (See Note 17) by holders of convertible preferred stock for common stock and a cash premium was accounted for as an induced conversion.  Common stock was increased by the carrying (liquidation) value of the amount of convertible preferred stock exchanged.  The fair value of common stock and the cash premium issued in excess of the fair value of securities issuable pursuant to the original conversion terms was treated as a reduction to net income available to common shareholders for earnings per share purposes.

Stock options for 260,261, 355,328 and 472,719 shares of common stock were not considered in computing diluted earnings per share for 2014, 2013 and 2012, respectively, because they were antidilutive. Unvested restricted awards of 206,167 were not considered in computing earnings per share for 2013 as they were antidilutive due to the net loss available to common shares created by the preferred stock exchange.  Potential common shares associated with convertible preferred stock (for periods prior to December 30, 2013, the completion date of the Exchange) and stock warrants were not considered in computing diluted earnings per share in each period because they were antidilutive.

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense (benefit) was as follows (dollars in thousands):

	2014	2013	2012
Current	$1,724	$120	$275
Deferred	2,849	4,150	---
Valuation allowance - change in estimate	---	---	(18,858)
	$4,573	$4,270	$(18,583)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2014	2013	2012
Statutory rate	35%	35%	35%
Statutory rate applied to income before taxes	$5,266	$4,837	$5,917
Add (deduct)
Change in valuation allowance	---	---	(24,026)
Tax-exempt interest income	(391)	(244)	(103)
Bank-owned life insurance	(237)	(250)	(297)
Other, net	(65)	(73)	(74)
	$4,573	$4,270	$(18,583)

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  The Company’s analysis at December 31, 2012 concluded that it was “more likely than not” that the Company would continue to produce earnings and that the positive evidence outweighed the negative evidence regarding its ability to utilize our deferred tax assets.  As such, the valuation allowance that had been established on deferred tax assets in 2009 was reversed at December 31, 2012.  No valuation allowance was necessary at December 31, 2014, 2013 or 2012.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2014	2013
Deferred tax assets
Allowance for loan losses	$6,637	$7,279
Nonaccrual loan interest	935	782
Valuation allowance on other real estate owned	5,190	5,847
Net operating loss carryforward	---	1,743
Unrealized loss on securities available for sale	---	1,053
Other	1,896	1,808
Gross deferred tax assets	14,658	18,512
Valuation allowance	---	---
Total net deferred tax assets	14,658	18,512

Deferred tax liabilities
Depreciation	(1,908)	(1,620)
Prepaid expenses	(21)	(308)
Unrealized gain on securities available for sale	(33)	---
Other	(431)	(384)
Gross deferred tax liabilities	(2,393)	(2,312)
Net deferred tax asset	$12,265	$16,200

There were no unrecognized tax benefits at December 31, 2014 or 2013 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2011.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at year-end (dollars in thousands):

	2014	2013
Commitments to make loans	$81,274	$87,513
Letters of credit	11,862	10,774
Unused lines of credit	389,099	313,232

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $14.2 million and $14.7 million at December 31, 2014 and 2013, respectively.

At year-end 2014, approximately 33% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to the prime rate.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. On January 27, 2014, the Company’s former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against the Company claiming that the Company breached an alleged employment agreement pursuant to which he claimed entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  On February 10, 2015, the Company entered into a settlement agreement with Mr. Smith related to this litigation.  A liability of $516,000, net of insurance proceeds, was accrued and the related expense was included in other noninterest expense at December 31, 2014.  As of December 31, 2014, there were no other material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 17 – SHAREHOLDERS' EQUITY (Continued)

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

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk weighted assets)
Consolidated	$189,353	15.6%	$97,420	8.0%	N/A	N/A
Bank	186,276	15.3	97,575	8.0	$121,969	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	174,084	14.3	48,706	4.0	N/A	N/A
Bank	170,983	14.0	48,788	4.0	73,182	6.0
Tier 1 capital (to average assets)
Consolidated	174,084	11.6	59,998	4.0	N/A	N/A
Bank	170,983	11.4	59,923	4.0	74,904	5.0

December 31, 2013
Total capital (to risk weighted assets)
Consolidated	$174,433	15.7%	$88,915	8.0%	N/A	N/A
Bank	171,811	15.4	88,968	8.0	$111,210	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	160,455	14.4	44,457	4.0	N/A	N/A
Bank	157,825	14.2	44,484	4.0	66,726	6.0
Tier 1 capital (to average assets)
Consolidated	160,455	10.6	60,482	4.0	N/A	N/A
Bank	157,825	10.5	60,407	4.0	75,509	5.0

Approximately $40.0 million of trust preferred securities outstanding at December 31, 2014 and 2013, respectively, qualified as Tier 1 capital.

The Bank was categorized as "well capitalized" at December 31, 2014 and 2013.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks are required to transition into the new rule beginning on January 1, 2015.  Based on the Company’s capital levels and balance sheet composition at December 31, 2014, the Company believes implementation of the new rule will have no material impact on its capital needs.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

On December 30, 2013, the Company completed the cancellation and exchange (the “Exchange”) of each share of issued and outstanding Series A and Series B Preferred Stock for shares of Company stock and cash, at the election of the holder.  Pursuant to the Exchange, the Company canceled and exchanged each share of Preferred Stock for shares of Company common stock, no par value, in an amount equal to $1,000, the preferred stocks’ liquidation preference amount, divided by $5.25 plus, at the election of the holder, an amount of cash equal to $142.00, in the case of Series A Preferred Stock, or $182.00, in the case of Series B Preferred Stock, or a number of shares of Company common stock equal to this cash amount divided by $5.25.  The one-time cash payments approximated a 5.0% and 4.5% dividend rate for the Series A and Series B, respectively, after considering previous dividends paid and is considered an inducement payment.  The Exchange resulted in cash payments of $4.4 million for the Series A Preferred Stock and $319,000 for Series B Preferred Stock.  Under the accounting guidance for induced conversions of convertible preferred stock, the cash inducement payments were recorded as a reduction to common stock, rather than retained earnings, as the Company had a retained deficit at December 30, 2013.

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
December 31, 2014 and 2013

NOTE 17 – SHAREHOLDERS' EQUITY (Continued)

Warrants

In 2009 the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement in connection with legal proceedings related to Trade Partners, Inc.  In connection with the Settlement, the Company issued warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share.  The fair value of the warrants issued was $806,000 and was recorded in Common Stock based upon $0.54 per warrant as determined using a Black-Scholes model.  The warrants expire on June 18, 2015 (five years after issuance).

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2014	2013
ASSETS
Cash and cash equivalents	$2,544	$1,910
Investment in Bank subsidiary	177,312	167,292
Investment in other subsidiaries	1,491	1,504
Other assets	2,599	3,272
Total assets	$183,946	$173,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	41,238	41,238
Other liabilities	189	218
Total liabilities	41,427	41,456
Total shareholders' equity	142,519	132,522
Total liabilities and shareholders' equity	$183,946	$173,978

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2014	2013	2012
INCOME
Dividends from subsidiaries	$4,139	$5,179	$	---
Other	---	---		---
Total income	4,139	5,179		---
EXPENSE
Interest expense	1,311	1,563		1,719
Other expense	611	575		555
Total expense	1,922	2,138		2,274
Income (loss) before income tax and equity in undistributed earnings of subsidiaries	2,217	3,041		(2,274)
Equity in undistributed earnings of subsidiaries	7,592	5,770		35,338
Income before income tax	9,809	8,811		33,064
Income tax benefit	(664)	(738)		(2,426)
Net income	$10,473	$9,549		$35,490
Net income (loss) available to common shares	$10,473	$(8,026)		$35,490
Comprehensive income	$12,489	$6,634		$36,072

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2014		2013	2012
Cash flows from operating activities
Net income		$10,473	$9,549		$35,490
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries		(7,592)	(5,770)		(35,338)
Stock compensation expense		2	---		---
Change in other assets		673	(740)		(2,424)
Change in other liabilities		(29)	(4,487)		1,524
Net cash from operating activities		3,527	(1,448)		(748)
Cash flows from investing activities
Investment in subsidiaries		---	---		---
Net cash from investing activities		---	---		---
Cash flows from financing activities
Proceeds from issuance of common stock		4	---		---
Cash dividends paid		(2,689)	---		---
Common stock issuance costs		(102)	---		---
Redemption of subordinated debt		---	(1,650)		---
Repurchases of shares		(106)	(45)		---
Cash paid in preferred stock exchange		---	(4,734)		---
Net cash from financing activities		(2,893)	(6,429)		---
Net change in cash and cash equivalents		634	(7,877)		(748)
Cash and cash equivalents at beginning of year		1,910	9,787		10,535
Cash and cash equivalents at end of year		$2,544	$1,910		$9,787

Supplemental noncash disclosures:
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock	$	---	$300	$	---
Exchange of 31,290 shares of Preferred Series A to 5,973,519 shares of common stock		---	30,604		---
Exchange of 2,300 shares of Preferred Series B to 457,159 shares of common stock		---	2,260		---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2014
First quarter	$11,970	$10,475	$(1,000)	$2,639	$0.08	$0.08
Second quarter	11,528	10,156	(1,000)	2,755	0.08	0.08
Third quarter	11,674	10,304	(750)	2,762	0.08	0.08
Fourth quarter	11,816	10,457	(600)	2,317	0.07	0.07

2013
First quarter	$12,433	$10,483	$(750)	$2,473	$0.09	$0.09
Second quarter	12,307	10,464	(1,000)	2,603	0.10	0.10
Third quarter	11,919	10,124	(1,500)	2,238	0.08	0.08
Fourth quarter	11,961	10,212	(1,000)	2,234	(0.56)	(0.56)

Net income for the fourth quarter of 2014 includes $516,000 expense associated with a legal settlement discussed in Note 16.

Fourth quarter 2013 loss per common share includes the impact of the induced exchange of preferred stock discussed in Note 17.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2014.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on those criteria.

BDO USA LLP, an independent registered certified public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Macatawa Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 19, 2015

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 5, 2015 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 5, 2015 Annual Meeting of Shareholders is here incorporated by reference.

2
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 5, 2015 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2014.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	260,261	$18.57	404,307
Equity compensation plans not approved by security holders	0	N/A	0
Total	260,261	$18.57	404,307

(1)	Consists of the Macatawa Bank Corporation Stock Compensation Plan, the Macatawa Bank Corporation 1998 Directors’ Stock Compensation Plan, the Macatawa Bank Corporation 2006 Stock Compensation Plan and the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan. Stock options may no longer be issued under the Macatawa Bank Corporation Stock Compensation Plan or the Macatawa Bank Corporation 1998 Directors’ Stock Compensation Plan. The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation 2006 Stock Compensation Plan (247,932 shares) and the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan (156,375 shares) represents shares that may be issued other than upon the exercise of an option, warrant or right. Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 5, 2015 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 5, 2015 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012 Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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

10.11	Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC.

10.12	First Amended Settlement and Release and Warrant Issuance Agreement dated January 30, 2009. Exhibit 4.3 is here incorporated by reference.

10.13	Second Amendment to Settlement and Release and Warrant Issuance Agreement dated April 30, 2009. Exhibit 4.4 is here incorporated by reference.

10.14	Warrant Agreement between the Company and Registrar and Transfer Company dated June 16, 2009. Exhibit 4.5 is here incorporated by reference.

10.15	Warrant Agreement Addendum. Exhibit 4.6 is here incorporated by reference.

10.16
Form of Subscription Agreement for the Public Offering.  Previously filed with the Commission on May 3, 2011 in Macatawa Bank Corporation's Amendment No. 2 to Form S-1 registration statement, Exhibit 99.5.  Here incorporated by reference.

10.17
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 19, 2015.

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

Signature

*/s/ Richard L. Postma	February 19, 2015
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 19, 2015
Ronald L. Haan, Chief Executive Officer

/s/ Jon W. Swets	February 19, 2015
Jon W. Swets, Senior Vice President and Chief Financial Officer

*/s/ Mark J. Bugge	February 19, 2015
Mark J. Bugge, Director

*/s/ Arend D. Lubbers	February 19, 2015
Arend D. Lubbers, Director

*/s/ Thomas J. Wesholski	February 19, 2015
Thomas J. Wesholski, Director

*/s/ Douglas B. Padnos	February 19, 2015
Douglas B. Padnos, Director

*/s/ Wayne J. Elhart	February 19, 2015
Wayne J. Elhart, Director

*/s/ Charles A. Geenen	February 19, 2015
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 19, 2015
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 19, 2015
Robert L. Herr, Director

*/s/ Thomas P. Rosenbach	February 19, 2015
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets
Attorney-in-Fact