Form 10-Q
period 2015-03-31
MACATAWA BANK CORP
filed 2015-04-23
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,866,789 shares of the Company's Common Stock (no par value) were outstanding as of April 23, 2015.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "focus", "starting", "initiative," "trend" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

Index
Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 (unaudited) and December 31, 2014
(Dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$27,001	$31,503
Federal funds sold and other short-term investments	107,078	97,952
Cash and cash equivalents	134,079	129,455
Interest-bearing time deposits in other financial institutions	20,000	20,000
Securities available for sale, at fair value	155,640	161,874
Securities held to maturity (fair value 2015 - $43,402 and 2014 - $31,428)	43,042	31,585
Federal Home Loan Bank (FHLB) stock	11,238	11,238
Loans held for sale, at fair value	2,368	2,347
Total loans	1,135,311	1,118,483
Allowance for loan losses	(18,680)	(18,962)
Net loans	1,116,631	1,099,521
Premises and equipment – net	52,506	52,894
Accrued interest receivable	3,670	3,399
Bank-owned life insurance	28,357	28,195
Other real estate owned - net	27,038	28,242
Net deferred tax asset	11,254	12,265
Other assets	4,386	2,831
Total assets	$1,610,209	$1,583,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$373,215	$404,143
Interest-bearing	947,301	902,182
Total deposits	1,320,516	1,306,325
Other borrowed funds	96,836	88,107
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	6,038	5,657
Total liabilities	1,464,628	1,441,327

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,866,789 shares issued and outstanding at March 31, 2015 and December 31, 2014	216,581	216,460
Retained deficit	(71,839)	(74,002)
Accumulated other comprehensive income	839	61
Total shareholders' equity	145,581	142,519
Total liabilities and shareholders' equity	$1,610,209	$1,583,846

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2015 and 2014
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Interest income
Loans, including fees	$10,963	$10,943
Securities
Taxable	501	500
Tax-exempt	344	255
FHLB Stock	117	156
Federal funds sold and other short-term investments	86	116
Total interest income	12,011	11,970
Interest expense
Deposits	619	740
Other borrowings	415	431
Subordinated and long-term debt	325	324
Total interest expense	1,359	1,495
Net interest income	10,652	10,475
Provision for loan losses	(1,000)	(1,000)
Net interest income after provision for loan losses	11,652	11,475
Noninterest income
Service charges and fees	1,001	991
Net gains on mortgage loans	723	258
Trust fees	734	631
ATM and debit card fees	1,110	1,052
Gain on sales of securities	83	10
Other	644	568
Total noninterest income	4,295	3,510
Noninterest expense
Salaries and benefits	6,182	5,823
Occupancy of premises	972	1,008
Furniture and equipment	783	840
Legal and professional	239	205
Marketing and promotion	305	277
Data processing	577	589
FDIC assessment	281	328
Interchange and other card expense	276	271
Bond and D&O Insurance	145	163
Net losses on repossessed and foreclosed properties	451	(186)
Administration and disposition of problem assets	376	657
Other	1,275	1,194
Total noninterest expenses	11,862	11,169
Income before income tax	4,085	3,816
Income tax expense	1,245	1,177
Net income	$2,840	$2,639

Basic earnings per common share	$0.08	$0.08
Diluted earnings per common share	$0.08	$0.08
Cash dividends per common share	$0.02	$0.02

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2015 and 2014
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net income	$2,840	$2,639

Other comprehensive income:

Unrealized gains:
Net change in unrealized gains (losses) on securities available for sale	1,281	1,144
Tax effect	(449)	(400)
Net change in unrealized gains (losses) on securities available for sale, net of tax	832	744

Less: reclassification adjustments:
Reclassification for gains included in net income	83	10
Tax effect	(29)	(3)
Reclassification for gains included in net income, net of tax	54	7

Other comprehensive income, net of tax	778	737

Comprehensive income	$3,618	$3,376

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2015 and 2014
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2014	$216,263	$(81,786)	$(1,955)	$132,522
Net income for the three months ended March 31, 2014		2,639		2,639
Common stock issuance costs	(102)			(102)
Cash dividends at $.02 per share		(677)		(677)
Net change in unrealized gain (loss) on securities available for sale, net of tax			737	737
Stock compensation expense	69			69
Balance, March 31, 2014	$216,230	$(79,824)	$(1,218)	$135,188

Balance, January 1, 2015	$216,460	$(74,002)	$61	$142,519
Net income for the three months ended March 31, 2015		2,840		2,840
Cash dividends at $.02 per share		(677)		(677)
Net change in unrealized gain (loss) on securities available for sale, net of tax			778	778
Stock compensation expense	121			121
Balance, March 31, 2015	$216,581	$(71,839)	$839	$145,581

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2015 and 2014
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities
Net income	$2,840	$2,639
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	684	774
Stock compensation expense	121	69
Provision for loan losses	(1,000)	(1,000)
Origination of loans for sale	(23,438)	(14,114)
Proceeds from sales of loans originated for sale	24,140	16,093
Net gains on mortgage loans	(723)	(258)
Gain on sales of securities	(83)	(10)
Write-down of other real estate	518	298
Net gain on sales of other real estate	(67)	(484)
Change in net deferred tax asset	592	1,177
Change in accrued interest receivable and other assets	(1,826)	217
Earnings in bank-owned life insurance	(162)	(154)
Change in accrued expenses and other liabilities	(869)	1,588
Net cash from operating activities	727	6,835

Cash flows from investing activities
Loan originations and payments, net	(16,809)	12,297
Change in interest-bearing deposits in other financial institutions	---	(7,500)
Purchases of securities available for sale	(10,590)	(13,455)
Purchases of securities held to maturity	(10,326)	---
Proceeds from:
Maturities and calls of securities available for sale	5,195	2,906
Sales of securities available for sale	12,063	561
Principal paydowns on securities	919	790
Sales of other real estate	1,452	3,501
Additions to premises and equipment	(250)	(592)
Net cash from investing activities	(18,346)	(1,492)

Cash flows from financing activities
Change in deposits	14,191	(32,956)
Repayments of other borrowed funds	(1,271)	(1,217)
Proceeds from other borrowed funds	10,000	---
Cash dividends paid	(677)	(677)
Common stock issuance costs	---	(102)
Net cash from financing activities	22,243	(34,952)
Net change in cash and cash equivalents	4,624	(29,609)
Cash and cash equivalents at beginning of period	129,455	156,892
Cash and cash equivalents at end of period	$134,079	$127,283

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three Month Periods Ended March 31, 2015 and 2014
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Supplemental cash flow information
Interest paid	$1,347	$1,489
Income taxes paid	1,575	---
Supplemental noncash disclosures:
Transfers from loans to other real estate	699	554
Security settlement	1,250	3,413

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

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2015, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial and commercial real estate loans with relationship balances exceeding $500,000 and an internal risk grading of 6 or worse are evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated and the loan is reported at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and they are not separately identified for impairment disclosures.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank's interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2015 and December 31, 2014, the total notional amount of such agreements was $20.0 million and resulted in a derivative asset with a fair value of $224,000 and $140,000, respectively, which were included in other assets and a derivative liability of $224,000 and $140,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:
The Financial Accounting Standards Board ("FASB") has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  The amendments are effective for  annual periods and interim periods within those annual periods beginning after December 15, 2014. Adoption of this ASU by the Company in the first quarter of 2015 resulted in four residential real estate properties totaling $595,000 being classified as other real estate owned at March 31, 2015.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in this Update change the requirements for reporting discontinued operations.  A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results.  The amendments in this Update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position.  This Update also requires additional disclosures about discontinued operations including pretax profit or loss, and any ongoing involvement with the discontinued operation.   The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company was not material.

FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This update requires creditors to reclassify loans that are within the scope of the ASU to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The impact of adoption of this ASU by the Company was not material.

Newly Issued Not Yet Effective Standards:
FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The impact of adoption of this ASU by the Company is not expected to be material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Available for Sale:
U.S. Treasury and federal agency securities	$65,619	162	(81)	$65,700
U.S. Agency MBS and CMOs	15,832	114	(14)	15,932
Tax-exempt state and municipal bonds	35,643	637	(53)	36,227
Taxable state and municipal bonds	23,520	446	(6)	23,960
Corporate bonds and other debt securities	12,234	74	(3)	12,305
Other equity securities	1,500	16	---	1,516
	$154,348	$1,449	$(157)	$155,640
Held to Maturity
Tax-exempt state and municipal bonds	$43,042	$372	$(12)	$43,402

December 31, 2014
Available for Sale:
U.S. Treasury and federal agency securities	$67,612	$53	$(501)	$67,164
U. S. Agency MBS and CMOs	16,692	67	(71)	16,688
Tax-exempt state and municipal bonds	37,203	419	(161)	37,461
Taxable state and municipal bonds	25,012	351	(70)	25,293
Corporate bonds and other debt securities	13,762	34	(30)	13,766
Other equity securities	1,500	2	---	1,502
	$161,781	$926	$(833)	$161,874
Held to Maturity:
Tax-exempt state and municipal bonds	$31,585	$64	$(221)	$31,428

Proceeds from the sale of securities available for sale were $12.1 million and $561,000, respectively, in the three month periods ended March 31, 2015 and 2014 resulting in net gain on sale of $83,000 and $10,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in a reclassification of $83,000 ($54,000 net of tax) for the three months ended March 31, 2015 and $10,000 ($7,000 net of tax) for the three months ended March 31, 2014 from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income.

Contractual maturities of debt securities at March 31, 2015 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$19,030	$19,022	$2,592	$2,606
Due from one to five years	3,796	3,816	93,449	94,048
Due from five to ten years	19,976	20,324	35,906	36,393
Due after ten years	240	240	20,901	21,077
	$43,042	$43,402	$152,848	$154,124

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$5,747	$(7)	$19,407	$(74)	$25,154	$(81)
U.S. Agency MBS and CMOs	2,127	(11)	1,084	(3)	3,211	(14)
Tax-exempt state and municipal bonds	18,188	(16)	2,265	(49)	20,453	(65)
Taxable state and municipal bonds	---	---	1,209	(6)	1,209	(6)
Corporate bonds and other debt securities	1,080	(1)	501	(2)	1,581	(3)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$27,142	$(35)	$24,466	$(134)	$51,608	$(169)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$16,426	$(45)	$35,350	$(456)	$51,776	$(501)
U.S. Agency MBS and CMOs	---	---	9,732	(71)	9,732	(71)
Tax-exempt state and municipal bonds	26,820	(264)	4,545	(118)	31,365	(382)
Taxable state and municipal bonds	3,982	(19)	3,240	(51)	7,222	(70)
Corporate bonds and other debt securities	4,187	(13)	1,988	(17)	6,175	(30)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$51,415	$(341)	$54,855	$(713)	$106,270	$(1,054)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three month periods ended March 31, 2015 and 2014.

Securities with a carrying value of approximately $1.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2015 and December 31, 2014.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Commercial and industrial	$341,530	$327,674

Commercial real estate:
Residential developed	12,143	12,771
Unsecured to residential developers	7,221	7,496
Vacant and unimproved	50,103	50,372
Commercial development	1,733	4,082
Residential improved	68,365	69,612
Commercial improved	273,800	269,757
Manufacturing and industrial	74,707	76,441
Total commercial real estate	488,072	490,531

Consumer
Residential mortgage	199,042	190,249
Unsecured	821	948
Home equity	95,770	98,887
Other secured	10,076	10,194
Total consumer	305,709	300,278

Total loans	1,135,311	1,118,483
Allowance for loan losses	(18,680)	(18,962)
	$1,116,631	$1,099,521

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,173	$8,690	$4,046	$53	$18,962
Charge-offs	---	---	(78)	---	(78)
Recoveries	84	608	104	---	796
Provision for loan losses	(83)	(728)	(165)	(24)	(1,000)
Ending Balance	$6,174	$8,570	$3,907	$29	$18,680

Three months ended March 31, 2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$10,868	$3,703	$53	$20,798
Charge-offs	(39)	---	(43)	---	(82)
Recoveries	39	590	38	---	667
Provision for loan losses	(87)	(1,086)	177	(4)	(1,000)
Ending Balance	$6,087	$10,372	$3,875	$49	$20,383

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,458	$1,033	$952	$	---	$4,443
Collectively evaluated for impairment	3,716	7,537	2,955		29	14,237
Total ending allowance balance	$6,174	$8,570	$3,907		$29	$18,680

Loans:
Individually reviewed for impairment	$10,029	$29,488	$14,839	$	---	$54,356
Collectively evaluated for impairment	331,501	458,584	290,870		---	1,080,955
Total ending loans balance	$341,530	$488,072	$305,709	$	---	$1,135,311

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,429	$743	$893	$	---	$4,065
Collectively evaluated for impairment	3,744	7,947	3,153		53	14,897
Total ending allowance balance	$6,173	$8,690	$4,046		$53	$18,962

Loans:
Individually reviewed for impairment	$9,084	$29,818	$14,495	$	---	$53,397
Collectively evaluated for impairment	318,590	460,713	285,783		---	1,065,086
Total ending loans balance	$327,674	$490,531	$300,278	$	---	$1,118,483

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015 (dollars in thousands):

March 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,186	$3,186	$	---

Commercial real estate:
Residential developed	216	216		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	---	---		---
Residential improved	112	112		---
Commercial improved	331	331		---
Manufacturing and industrial	206	206		---
	865	865		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$4,051	$4,051	$	---

With an allowance recorded:
Commercial and industrial	$6,843	$6,843		$2,458

Commercial real estate:
Residential developed	514	514		30
Unsecured to residential developers	---	---		---
Vacant and unimproved	1,486	1,486		42
Commercial development	197	197		5
Residential improved	7,427	7,427		364
Commercial improved	16,518	16,518		573
Manufacturing and industrial	2,481	2,481		19
	28,623	28,623		1,033
Consumer:
Residential mortgage	9,323	9,323		574
Unsecured	---	---		---
Home equity	5,516	5,516		378
Other secured	---	---		---
	14,839	14,839		952
	$50,305	$50,305		$4,443

Total	$54,356	$54,356		$4,443

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Average of impaired loans during the period:
Commercial and industrial	$9,703	$14,284

Commercial real estate:
Residential developed	937	4,532
Unsecured to residential developers	---	---
Vacant and unimproved	1,490	1,820
Commercial development	198	527
Residential improved	7,661	10,419
Commercial improved	16,759	18,291
Manufacturing and industrial	2,706	6,719

Consumer	14,784	14,415

Interest income recognized during impairment:
Commercial and industrial	326	338
Commercial real estate	356	453
Consumer	137	132

Cash-basis interest income recognized
Commercial and industrial	328	338
Commercial real estate	351	452
Consumer	140	134

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014:

March 31, 2015	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$6,732	$	---

Commercial real estate:
Residential developed	213		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		24
Commercial development	49		---
Residential improved	604		---
Commercial improved	1,720		---
Manufacturing and industrial	---		---
	2,586		24
Consumer:
Residential mortgage	64		---
Unsecured	37		---
Home equity	292		76
Other secured	---		---
	393		76
Total	$9,711		$100

December 31, 2014	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$5,605	$	---

Commercial real estate:
Residential developed	245		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	29		---
Residential improved	766		---
Commercial improved	866		117
Manufacturing and industrial	---		---
	1,906		117
Consumer:
Residential mortgage	305		---
Unsecured	40		---
Home equity	436		17
Other secured	---		---
	781		17
Total	$8,292		$134

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans (dollars in thousands):

March 31, 2015	30-90 Days		Greater Than 90 Days		Total Past Due		Loans Not Past Due	Total
Commercial and industrial	$	---	$	---	$	---	$341,530	$341,530

Commercial real estate:
Residential developed		---		---		---	12,143	12,143
Unsecured to residential developers		---		---		---	7,221	7,221
Vacant and unimproved		---		24		24	50,079	50,103
Commercial development		---		49		49	1,684	1,733
Residential improved		14		440		454	67,911	68,365
Commercial improved		959		573		1,532	272,268	273,800
Manufacturing and industrial		---		---		---	74,707	74,707
		973		1,086		2,059	486,013	488,072
Consumer:
Residential mortgage		---		62		62	198,980	199,042
Unsecured		6		---		6	815	821
Home equity		1		356		357	95,413	95,770
Other secured		---		---		---	10,076	10,076
		7		418		425	305,284	305,709
Total		$980		$1,504		$2,484	$1,132,827	$1,135,311

December 31, 2014	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$54	$	---	$54	$327,620	$327,674

Commercial real estate:
Residential developed	---		---	---	12,771	12,771
Unsecured to residential developers	---		---	---	7,496	7,496
Vacant and unimproved	100		---	100	50,272	50,372
Commercial development	---		29	29	4,053	4,082
Residential improved	100		440	540	69,072	69,612
Commercial improved	---		958	958	268,799	269,757
Manufacturing and industrial	---		---	---	76,441	76,441
	200		1,427	1,627	488,904	490,531
Consumer:
Residential mortgage	338		303	641	189,608	190,249
Unsecured	---		18	18	930	948
Home equity	79		422	501	98,386	98,887
Other secured	---		---	---	10,194	10,194
	417		743	1,160	299,118	300,278
Total	$671		$2,170	$2,841	$1,115,642	$1,118,483

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $4,443,000 and $4,065,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings ("TDRs") as of March 31, 2015 and December 31, 2014, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower's financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan's actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Based upon recently issued regulatory guidance, the Company has determined that in situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired loan designations may be removed.  This guidance was first applied to loans outstanding at September 30, 2014 resulting in a reduction of $5.9 million in loans designated as TDR and impaired.  In addition, the TDR designation may also be removed from loans modified under an A-B note structure.  If the remaining "A" note is at a market rate at the time of restructuring (taking into account the borrower's credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower's credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.

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

The following table presents information regarding troubled debt restructurings as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	37	$10,029	36	$9,085
Commercial real estate	80	28,529	84	29,817
Consumer	134	14,839	106	14,495
	251	$53,397	226	$53,397

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of March 31, 2015 and December 31, 2014.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	March 31, 2015		December 31, 2014
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		45,650		46,197
Accruing TDR - upgraded to accruing after six consecutive payments		---		---
		$45,650		$46,197

The following tables present information regarding troubled debt restructurings executed during the three month periods ended March 31, 2015 and 2014 (dollars in thousands):

Three Months Ended March 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$408	$	---
Commercial real estate	1	42		---
Consumer	29	753		---
	31	$1,203	$	---

Three Months Ended March 31, 2014	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$60	$	---
Commercial real estate	4	2,263		---
Consumer	1	4		---
	6	$2,327	$	---

According to the accounting standards, not all loan modifications are TDRs.  TDRs are modifications or renewals where the Company has granted a concession to a borrower in financial distress.  The Company reviews all modifications and renewals for determination of TDR status.  In some situations a borrower may be experiencing financial distress, but the Company does not provide a concession.  These modifications are not considered TDRs.  In other cases, the Company might provide a concession, such as a reduction in interest rate, but the borrower is not experiencing financial distress.  This could be the case if the Company is matching a competitor's interest rate.  These modifications would also not be considered TDRs.  Finally, any renewals at existing terms for borrowers not experiencing financial distress would not be considered TDRs.  As with other loans not considered TDR or impaired, allowance allocations are based on the historical based allocation for the applicable loan grade and loan class.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 3 – LOANS (Continued)

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended March 31, 2015 and 2014 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	1		131
Consumer	---		---	---		---

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes commercial loans individually and classifies these relationships by credit risk grading.  The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits.  All commercial loans are assigned a grade at origination, at each renewal or any amendment.  When a credit is first downgraded to a watch credit (either through renewal, amendment, loan officer identification or the loan review process), an Administrative Loan Review ("ALR") is generated by the credit department and the loan officer.  All watch credits have an ALR completed monthly which analyzes the collateral position and cash flow of the borrower and its guarantors.  The loan officer is required to complete both a short term and long term plan to rehabilitate or exit the credit and to give monthly comments on the progress to these plans.  Management meets quarterly with loan officers to discuss each of these credits in detail and to help formulate solutions where progress has stalled.  When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR.  Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected though the loan review process.  The credit will stay on the ALR until either its grade has improved to a 4 or the credit relationship is at a zero balance.  The Company uses the following definitions for the risk grades:

1. Excellent - Loans supported by extremely strong financial condition or secured by the Bank's own deposits. Minimal risk to the Bank and the probability of serious rapid financial deterioration is extremely small.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

As of March 31, 2015 and December 31, 2014, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2015	1	2	3	4	5	6	7		8
Commercial and industrial	$317	$9,822	$122,058	$192,125	$9,431	$1,045	$6,732	$	---

Commercial real estate:
Residential developed	---	---	2,713	4,390	4,016	811	213		---
Unsecured to residential developers	---	---	---	7,220	---	---	---		---
Vacant and unimproved	---	---	21,971	21,312	6,821	---	---		---
Commercial development	---	---	---	1,281	205	197	49		---
Residential improved	---	---	16,993	42,898	5,850	2,021	604		---
Commercial improved	---	4,705	58,863	185,384	20,526	2,603	1,719		---
Manufacturing and industrial	---	1,230	26,854	42,024	4,274	325	---		---
	$317	$15,757	$249,452	$496,634	$51,123	$7,002	$9,317	$	---

December 31, 2014	1	2	3	4	5	6	7		8
Commercial and industrial	$343	$11,177	$118,382	$182,651	$8,448	$1,068	$5,605	$	---

Commercial real estate:
Residential developed	---	---	2,491	4,702	4,491	842	245		---
Unsecured to residential developers	---	---	---	7,496	---	---	---		---
Vacant and unimproved	---	---	12,105	30,997	7,241	29	---		---
Commercial development	---	---	---	3,643	211	199	29		---
Residential improved	---	103	16,291	43,928	6,428	2,096	766		---
Commercial improved	---	4,392	61,543	178,169	20,558	4,229	866		---
Manufacturing and industrial	---	1,508	27,396	42,494	4,713	330	---		---
	$343	$17,180	$238,208	$494,080	$52,090	$8,793	$7,511	$	---

Commercial loans rated a 6 or worse per the Company's internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2015	December 31, 2014
Not classified as impaired	$3,056	$4,220
Classified as impaired	13,263	12,084
Total commercial loans classified substandard or worse	$16,319	$16,304

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2015	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$198,980	$821	$95,414	$10,076
Nonperforming	62	---	356	---
Total	$199,042	$821	$95,770	$10,076

December 31, 2014	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$189,946	$930	$98,465	$10,194
Nonperforming	303	18	422	---
Total	$190,249	$948	$98,887	$10,194

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Beginning balance	$43,071	$53,501	$53,501
Additions, transfers from loans	699	4,932	554
Proceeds from sales of other real estate owned	(1,452)	(12,487)	(3,501)
Valuation allowance reversal upon sale	(447)	(3,499)	(1,948)
Gain (loss) on sale of other real estate owned	67	624	484
	41,938	43,071	49,090
Less: valuation allowance	(14,900)	(14,829)	(15,055)
Ending balance	$27,038	$28,242	$34,035

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Beginning balance	$14,829	$16,705
Additions charged to expense	518	298
Reversals upon sale	(447)	(1,948)
Ending balance	$14,900	$15,055

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
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

Impaired Loans: Loans identified as impaired are measured using one of three methods: the loan's observable market price, the fair value of collateral or the present value of expected future cash flows.  For each period presented, no impaired loans were measured using the loan's observable market price.  If an impaired loan has had a chargeoff or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3.  The fair value of collateral of impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
U.S. Treasury and federal agency securities	$65,700	$	---	$65,700	$	---
U.S. Agency MBS and CMOs	15,932		---	15,932		---
Tax-exempt state and municipal bonds	36,227		---	36,227		---
Taxable state and municipal bonds	23,960		---	23,960		---
Corporate bonds and other debt securities	12,305		---	12,305		---
Other equity securities	1,516		---	1,516		---
Loans held for sale	2,368		---	2,368		---
Interest rate swaps	224		---	---		224
Interest rate swaps	(224)		---	---		(224)

December 31, 2014
U.S. Treasury and federal agency securities	$67,164	$	---	$67,164	$	---
U.S. Agency MBS and CMOs	16,688		---	16,688		---
Tax-exempt state and municipal bonds	37,461		---	37,461		---
Taxable state and municipal bonds	25,293		---	25,293		---
Corporate bonds and other debt securities	13,766		---	13,766		---
Other equity securities	1,502		---	1,502		---
Loans held for sale	2,347		---	2,347		---
Interest rate swaps	140		---	---		140
Interest rate swaps	(140)		---	---		(140)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2015
Impaired loans	$10,780	$	---	$	---	$10,780
Other real estate owned	23,291		---		---	23,291

December 31, 2014
Impaired loans	$12,649	$	---	$	---	$12,649
Other real estate owned	22,472		---		---	22,472

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at period end (dollars in thousands):

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2015
Impaired Loans	$10,780	Sales comparison approach	Adjustment for differences between comparable sales	1.0	to	20.0
		Income approach	Capitalization rate	9.5	to	11.0

Other real estate owned	23,291	Sales comparison approach	Adjustment for differences between comparable sales	4.5	to	22.0
		Income approach	Capitalization rate	9.5	to	11.0

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2014
Impaired Loans	$12,649	Sales comparison approach	Adjustment for differences between comparable sales	1.0	to	20.0
		Income approach	Capitalization rate	9.5	to	12.0

Other real estate owned	22,472	Sales comparison approach	Adjustment for differences between comparable sales	3.0	to	22.7
		Income approach	Capitalization rate	9.5	to	12.0

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2015 and December 31, 2014 (dollars in thousands).

	Level in	March 31, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$27,001	$27,001	$31,503	$31,503
Cash equivalents	Level 2	107,078	107,078	97,952	97,952
Interest-bearing time deposits in other financial institutions	Level 2	20,000	20,062	20,000	20,062
Securities held to maturity	Level 3	43,042	43,402	31,585	31,428
FHLB stock		11,238	NA	11,238	NA
Loans, net	Level 2	1,105,851	1,104,245	1,086,872	1,082,675
Bank owned life insurance	Level 3	28,357	28,357	28,195	28,195
Accrued interest receivable	Level 2	3,670	3,670	3,399	3,399

Financial liabilities
Deposits	Level 2	(1,320,516)	(1,320,749)	(1,306,325)	(1,306,671)
Other borrowed funds	Level 2	(96,836)	(97,948)	(88,107)	(89,066)
Long-term debt	Level 2	(41,238)	(35,514)	(41,238)	(35,396)
Accrued interest payable	Level 2	(301)	(301)	(289)	(289)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Noninterest-bearing demand	$373,215	$404,143
Interest bearing demand	355,184	340,053
Savings and money market accounts	475,931	442,246
Certificates of deposit	116,186	119,883
	$1,320,516	$1,306,325

Approximately $50.5 million and $50.1 million in certificates of deposit were in denominations of $100,000 or more at March 31, 2015 and December 31, 2014, respectively.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2015
Single maturity fixed rate advances	$90,000	August 2016 to March 2020	1.69%
Amortizable mortgage advances	6,836	March 2018 to July 2018	3.76%
	$96,836

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2014
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	8,107	March 2018 to July 2018	3.78%
	$88,107

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $434,103,000 and $441,252,000 under a blanket lien arrangement at March 31, 2015 and December 31, 2014, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Scheduled repayments of FHLB advances as of March 31, 2015 were as follows (in thousands):

2015	$667
2016	21,996
2017	2,055
2018	52,118
2019	10,000
Thereafter	10,000
$96,836

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2015 and December 31, 2014, and the Company had approximately $22.8 million and $22.8 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $25.9 million and $25.9 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2015 and 2014 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income available to common shares	$2,840	$2,639

Weighted average shares outstanding, including participating stock awards - Basic	33,866,789	33,790,542

Dilutive potential common shares:
Stock options	---	---
Stock warrants	---	---
Weighted average shares outstanding - Diluted	33,866,789	33,790,542

Basic earnings per common share	$0.08	$0.08
Diluted earnings per common share	$0.08	$0.08

Stock options for 260,261 and 355,328 shares of common stock for the three month periods ended March 31, 2015 and 2014, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Current	$653	$23
Deferred	592	1,154
	$1,245	$1,177

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Statutory rate	35%	35%
Statutory rate applied to income before taxes	$1,430	$1,336
Add (deduct)
Tax-exempt interest income	(117)	(85)
Bank-owned life insurance	(57)	(54)
Other, net	(11)	(20)
	$1,245	$1,177

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at March 31, 2015 or December 31, 2014.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2015	December 31, 2014
Deferred tax assets
Allowance for loan losses	$6,538	$6,637
Nonaccrual loan interest	984	935
Valuation allowance on other real estate owned	5,215	5,190
Unrealized loss on securities available for sale	---	---
Other	1,293	1,896
Gross deferred tax assets	14,030	14,658
Valuation allowance	---	---
Total net deferred tax assets	14,030	14,658

Deferred tax liabilities
Depreciation	(1,871)	(1,908)
Prepaid expenses	(21)	(21)
Unrealized gain on securities available for sale	(452)	(33)
Other	(432)	(431)
Gross deferred tax liabilities	(2,776)	(2,393)
Net deferred tax asset	$11,254	$12,265

There were no unrecognized tax benefits at March 31, 2015 or December 31, 2014 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2012.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2015	December 31, 2014
Commitments to make loans	$124,754	$81,274
Letters of credit	12,121	11,862
Unused lines of credit	361,626	389,099

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $22.5 million and $14.2 million at March 31, 2015 and December 31, 2014, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At March 31, 2015, approximately 61% of the Bank's commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. On January 27, 2014, the Company's former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against the Company claiming that the Company breached an alleged employment agreement pursuant to which he claimed entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  On February 10, 2015, the Company entered into a settlement agreement with Mr. Smith related to this litigation.  A liability of $516,000, net of insurance proceeds, was accrued and the related expense was included in other noninterest expense at December 31, 2014.  The amounts due were paid to Mr. Smith during the first quarter of 2015.   As of March 31, 2015, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
 (Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2015 and December 31, 2014, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2015
CET1 capital (to risk weighted assets)
Consolidated	$144,341	10.7%	$60,487	4.5%	N/	A	N/	A
Bank	178,932	13.3	60,477	4.5	$87,355		6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	184,341	13.7	80,650	6.0	N/	A	N/	A
Bank	178,932	13.3	80,636	6.0	107,514		8.0
Total capital (to risk weighted assets)
Consolidated	201,173	15.0	107,533	8.0	N/	A	N/	A
Bank	195,761	14.6	107,514	8.0	134,393		10.0
Tier 1 capital (to average assets)
Consolidated	184,341	11.9	61,969	4.0	N/	A	N/	A
Bank	178,932	11.6	61,885	4.0	77,356		5.0

December 31, 2014
Tier 1 capital (to risk weighted assets)
Consolidated	$174,084	14.3%	$48,706	4.0%	N/	A	N/	A
Bank	170,983	14.0	48,788	4.0	$73,182		6.0%
Total capital (to risk weighted assets)
Consolidated	189,353	15.6	97,420	8.0	N/	A	N/	A
Bank	186,276	15.3	97,575	8.0	121,969		10.0
Tier 1 capital (to average assets)
Consolidated	174,084	11.6	59,998	4.0	N/	A	N/	A
Bank	170,983	11.4	59,923	4.0	74,904		5.0

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2015 and December 31, 2014, respectively, qualified as Tier 1 capital. Refer to our 2014 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2015 and December 31, 2014.

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

At March 31, 2015, we had total assets of $1.61 billion, total loans of $1.14 billion, total deposits of $1.32 billion and shareholders' equity of $145.6 million.  During the first quarter of 2015, we recognized net income of $2.8 million compared to net income of $2.6 million in the first quarter of 2014.  The Bank was categorized as "well capitalized" under regulatory capital standards at March 31, 2015.

After a hiatus of over five years, we paid a dividend of $0.02 per share in each quarter in 2014 and in the first quarter of 2015.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended March 31, 2015 was $2.8 million, compared to net income of $2.6 million in the first quarter of 2014. Net income per common share on a diluted basis was $0.08 for the first quarter of 2015 and $0.08 for the first quarter of 2014.

The increase in earnings in the first quarter of 2015 compared to the first quarter of 2014 was due primarily to increased net interest income and increased gains on sales of residential mortgages, partially offset by an increase in nonperforming asset expense and salaries and benefit costs.  Net interest income increased to $10.7 million in the first quarter of 2015 compared to $10.5 million in the same period in 2014. The provision for loan losses was a negative $1.0 million for the three month periods ended March 31, 2015 and 2014.  We realized increased income from gains on sales of residential mortgages, which increased from $258,000 in the first quarter of 2014 to $723,000 in the first quarter of 2015.  Nonperforming asset expenses (including administration costs and losses) were $827,000 for the first quarter of 2015 compared to $471,000 for the first quarter of 2014, as we realized lower net gains on sales and incurred a higher level of valuation writedowns.  We again were in a net loan recovery position for the first quarter of 2015, with $718,000 in net loan recoveries, compared to $585,000 in net loan recoveries in the first quarter of 2014.  Lost interest from elevated levels of nonperforming assets was approximately $415,000 for the three months ended March 31, 2015 compared to $570,000 for the three months ended March 31, 2014.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $10.7 million for the first quarter of 2015 and $10.5 million for the first quarter of 2014.

Net interest income was positively impacted in the first quarter of 2015 by an increase in average earning assets of $65.7 million compared to the first quarter of 2014.  The comparability to 2014 is also affected by a one-time recovery of interest of $337,000 on a previously charged off loan that was realized in the first quarter of 2014.  Our average yield on earning assets for the first quarter of 2015 decreased 13 basis points compared to the same period in 2014 from 3.59% to 3.46%.  The one-time interest recovery recognized in the first quarter of 2014 accounted for approximately 10 basis points of the decline.  Average interest earning assets totaled $1.42 billion for the first quarter of 2015 compared to $1.35 billion for the first quarter of 2014. The net interest margin was 3.07% for the first quarter of 2015 compared to 3.15% for the first quarter of 2014.  An increase of $22.4 million in average securities between periods partially mitigated the impact of reduction in average loan yield from 4.22% in the first quarter of 2014 to 3.91% in the first quarter of 2015.

Excluding the effect of the one-time interest recovery discussed above, our average yield on earning assets remained relatively flat compared to the first quarter of 2014.  We believe the bulk of our loans subject to repricing in this low interest rate environment have already repriced and that our portfolio rates have now stabilized.  As we are now experiencing loan growth and continue to deploy our excess liquidity, net interest margin should be positively impacted.

Index
The cost of funds decreased 5 basis points to 0.53% in the first quarter of 2015 from 0.58% in the same period in 2014. A decrease in the rates paid on our savings and money market accounts in response to declining market rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015			2014
	Average Balance	Interest Earned or paid	Average Yield or cost	Average Balance	Interest Earned or paid	Average Yield or cost
	(Dollars in thousands)
Assets
Taxable securities	$119,711	501	1.67%	$118,299	$500	1.68%
Tax-exempt securities (1)	70,770	344	3.14	49,750	255	3.23
Loans (2)	1,121,893	10,963	3.91	1,038,624	10,943	4.22
Federal Home Loan Bank stock	11,238	117	4.15	11,236	156	5.55
Federal funds sold and other short-term investments	92,031	86	0.38	132,062	116	0.35
Total interest earning assets (1)	1,415,643	12,011	3.46	1,349,971	11,970	3.59

Noninterest earning assets:
Cash and due from banks	24,269			25,173
Other	110,465			118,057
Total assets	$1,550,377			$1,493,201

Liabilities
Deposits:
Interest bearing demand	$324,848	97	0.12%	$279,825	78	0.12%
Savings and money market accounts	464,359	216	0.19	470,962	317	0.27
Time deposits	121,119	306	1.02	149,503	345	0.94
Borrowings:
Other borrowed funds	88,437	415	1.88	89,788	431	1.92
Long-term debt	41,238	325	3.16	41,238	324	3.15
Total interest bearing liabilities	1,040,001	1,359	0.53	1,031,316	1,495	0.58

Noninterest bearing liabilities:
Noninterest bearing demand accounts	360,901			323,638
Other noninterest bearing liabilities	5,413			3,759
Shareholders' equity	144,062			134,488
Total liabilities and shareholders' equity	$1,550,377			$1,493,201

Net interest income		$10,652			$10,475

Net interest spread (1)			2.93%			3.01%
Net interest margin (1)			3.07%			3.15%
Ratio of average interest earning assets to average interest bearing liabilities	136.12%			130.90%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $11.3 million and $12.5 million for the three months ended March 31, 2015 and 2014.

Index
Provision for Loan Losses: The provision for loan losses for the first quarter of 2015 was a negative $1.0 million compared to a negative $1.0 million for the first quarter of 2014.  The negative provision for loan losses for both periods was caused by stabilizing real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $718,000 in the first quarter of 2015 and $585,000 in the first quarter of 2014.  At March 31, 2015, we had experienced net loan recoveries in four of the past five quarters.

Net loan recoveries were $718,000 in the first quarter of 2015 compared to net loan recoveries of $585,000 for the first quarter of 2014. In the first quarter of 2015, we had $78,000 in charge-offs, compared to $82,000 in the first quarter of 2014.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  Gross loan recoveries were $796,000 for the first quarter of 2015 and $667,000 for the same period in 2014.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

We have also experienced a decline in the pace of commercial loans migrating to a worse loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed under the heading "Allowance for Loan Losses" below. In addition to experiencing fewer downgrades of credits, we continue to see an increase in the quality of some credits resulting in an improved loan grade. Over the past two years, we have experienced improvements in our overall weighted average loan grade. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices as well as improving market conditions have had a significant impact, ultimately allowing for the reduction in the level of the allowance for loan losses since then.

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

Noninterest Income: Noninterest income for the three month period ended March 31, 2015 increased to $4.3 million compared to $3.5 million for the same period in 2014. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Service charges and fees on deposit accounts	$1,001	$991
Net gains on mortgage loans	723	258
Trust fees	734	631
Gain as sales of securities	83	10
ATM and debit card fees	1,110	1,052
Bank owned life insurance ("BOLI") income	163	154
Investment services fees	283	245
Other income	198	169
Total noninterest income	$4,295	$3,510

Net gains on mortgage loans increased significantly in the first quarter of 2015 compared to the first quarter as a result of increased volume arising from market decreases in mortgage loan rates beginning at the end of 2014 as well as improved execution, resulting in higher gain margins.  Loans originated for sale in the first quarter of 2015 were $23.4 million, compared to $14.1 million in the first quarter of 2014.  Trust fees and investment service fees were also up in the first quarter of 2015 due to investment market improvement.

Index
Noninterest Expense: Noninterest expense increased to $11.9 million for the three month period ended March 31, 2015, from $11.2 million for the same period in 2014. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Salaries and benefits	$6,182	$5,823
Occupancy of premises	972	1,008
Furniture and equipment	783	840
Legal and professional	239	205
Marketing and promotion	305	277
Data processing	577	589
FDIC assessment	281	328
Interchange and other card expense	276	271
Bond and D&O insurance	145	163
Administration and disposition of problem assets	827	471
Outside services	394	417
Other noninterest expense	881	777
Total noninterest expense	$11,862	$11,169

We experienced a slight increase in noninterest expense, primarily as a result of an increase in nonperforming asset expenses.  Most other categories had reductions compared to the first quarter of 2014 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased slightly in the first quarter of 2015 from the first quarter of 2014. We had 351 full-time equivalent employees at March 31, 2015 compared to 354 at March 31, 2014. The increased expense for the first quarter of 2015 was primarily attributable to increases in salaries and incentive based compensation resulting from increased production in the mortgage banking and investment services areas as well as expenses associated with restricted stock awards.

Costs associated with administration and disposition of problem assets remain elevated, but have decreased significantly over the past few years.  These expenses include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced decreases in two of these three expense categories in the first quarter of 2015 compared to the same period in the prior year.

These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Legal and professional – nonperforming assets	$89	$102
Repossessed and foreclosed property administration	287	555
Net losses on repossessed and foreclosed properties	451	(186)
Total	$827	$471

While the overall costs associated with nonperforming assets increased for the first quarter of 2015, these increases were driven by valuation writedowns and losses on sales of individual properties.  We are encouraged that the overall holding costs continue to decline as we continue to decrease the level of our other real estate owned.  Other real estate owned decreased from $34.0 million at March 31, 2014 to $27.0 million at March 31, 2015.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

Losses on repossessed assets and foreclosed properties in for the three month period ended March 31, 2015, increased $637,000 from the same period in 2014.  This increase was primarily due to a lower level of gains on sales of other real estate properties in the first quarter of 2015.  In the first quarter of 2014, we recognized gains totaling $484,000 on such sales, compared to $67,000 in the first quarter of 2015.  The gains in the first quarter of 2014 were unusually high due to the sale of the final lots remaining on one of our development properties with a very low carry value.

Index
Federal Income Tax Expense: We recorded $1,245,000 in federal income tax expense for the three month period ended March 31, 2015 compared to $1,177,000 in the same period in 2014.  At December 31, 2012 and since that time, we have concluded that a valuation allowance on our deferred tax asset was not required.  As a result, the financial results for the first quarter of 2015 reflect federal income tax expense, at an effective tax rate of 30.48% compared to 30.85% for first quarter of 2014.

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

Total assets were $1.610 billion at March 31, 2015, an increase of $26.4 million from $1.584 billion at December 31, 2014. This change reflected increases of $4.6 million in cash and cash equivalents, $10.2 million in securities held to maturity and $16.8 million in our loan portfolio, partially offset by decreases of $5.0 million in securities available for sale. Total deposits increased by $14.2 million and other borrowed funds increased by $8.7 million at March 31, 2015 compared to December 31, 2014.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $134.1 million at March 31, 2015 compared to $129.5 million at December 31, 2014. The $4.6 million increase was primarily the result of a higher level of deposit balances at March 31, 2015 by some of our larger commercial customers.  We expect declines in our balances of short term investments as loan demand continues to increase and seasonal deposits return to more normal levels.

Interest-bearing Time Deposits with Other Financial Institutions: We opened a time deposit account with our primary correspondent bank totaling $20.0 million in the first quarter of 2014 which matures in February 2016.  This time deposit provides a higher interest rate than federal funds sold or other short-term investments.

Securities: Securities available for sale were $155.6 million at March 31, 2015 compared to $161.9 million at December 31, 2014. The balance at March 31, 2015 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $31.6 million at December 31, 2014 to $43.0 million at March 31, 2015.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $16.8 million in the first quarter of 2015 and were $1.14 billion at March 31, 2015 compared to $1.12 billion at December 31, 2014. During the first quarter of 2015, our commercial portfolio increased by $11.4 million, while our consumer portfolio decreased by $3.4 million and our residential mortgage portfolio increased by $8.8 million.  We have been focusing efforts to increase our consumer and residential mortgage portfolio segments to further diversify our credit risk.

The volume of residential mortgage loans originated for sale in the first quarter of 2015 increased significantly compared to the same period in 2014 due to the mortgage rate environment. Residential mortgage loans originated for sale were $23.4 million in the first quarter of 2015 compared to $14.1 million in the first quarter of 2014.  This increased volume contributed to the growth in our residential mortgage portfolio in the first quarter of 2015.

Our commercial loan portfolio balances declined in recent years leading up to 2014 reflecting the continued soft economic conditions in west Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized and we experienced year over year growth in commercial loan balances for the first time in many years in 2014, increasing $71.8 million from December 31, 2013.  We plan to continue measured, high quality loan portfolio growth in 2015, and achieved further growth of $11.4 million in the first quarter of 2015.  All of this first quarter growth took place in our commercial and industrial portfolio, which grew by $13.9 million whereas our exposure to commercial real estate loans declined by $2.5 million in the same period.  This mix shift within the commercial portfolio also helps diversify credit risk.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 73% of the total loan portfolio at March 31, 2015 and 73% at December 31, 2014. Residential mortgage and consumer loans comprised approximately 27% of total loans at March 31, 2015 and December 31, 2014.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2015		December 31, 2014
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$12,143	1.1%	$12,771	1.1%
Unsecured to residential developers	7,221	0.6	7,496	0.7
Vacant and unimproved	50,103	4.4	50,372	4.5
Commercial development	1,733	0.2	4,082	0.4
Residential improved	68,365	6.0	69,612	6.2
Commercial improved	273,800	24.1	269,757	24.1
Manufacturing and industrial	74,707	6.6	76,441	6.9
Total commercial real estate	488,072	43.0	490,531	43.9
Commercial and industrial	341,530	30.1%	327,674	29.3%
Total commercial	829,602	73.1	818,205	73.2

Consumer
Residential mortgage	199,042	17.5	190,249	17.0
Unsecured	821	0.1	948	0.1
Home equity	95,770	8.4	98,887	8.8
Other secured	10,076	0.9	10,194	0.9
Total consumer	305,709	26.9	300,278	26.8
Total loans	$1,135,311	100.0%	$1,118,483	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 43% of the total loan portfolio at March 31, 2015 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans decreased $2.5 million since December 31, 2014. Our commercial and industrial loan portfolio increased by $13.9 million to $341.5 million at March 31, 2015 and represented 30% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18% of portfolio loans at March 31, 2015 and 17% at December 31, 2014.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during the first quarter of 2015 increased from the first quarter of 2014 as interest rates decreased late in the fourth quarter of 2014. We added two experienced mortgage lenders in the first quarter of 2015. We are also experiencing a shift in production to financing new home purchases versus refinancings.  We have not yet had to repurchase any residential mortgage loans sold to historical purchasers; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor's purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $3.4 million to $106.7 million at March 31, 2015 from $110.0 million at December 31, 2014, due primarily to a decrease in home equity loans.  Consumer loans comprised approximately 9% of our portfolio loans at March 31, 2015 and 10% at  December 31, 2014.

Index
The following table shows our loan origination activity for portfolio loans during the first quarter of 2015, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$484	0.4%	$97
Unsecured to residential developers	---	---	---
Vacant and unimproved	1,051	0.8	175
Commercial development	---	---	---
Residential improved	12,414	9.9	226
Commercial improved	6,573	5.2	299
Manufacturing and industrial	1,584	1.3	317
Total commercial real estate	22,106	17.6	238
Commercial and industrial	78,210	62.1	38
Total commercial	100,316	79.7	47

Consumer
Residential mortgage	17,748	14.1	183
Unsecured	28	---	7
Home equity	5,959	4.7	67
Other secured	1,847	1.5	39
Total consumer	25,582	20.3	108
Total loans	$125,898	100.0%	53

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2015, nonperforming assets totaled $36.9 million compared to $36.7 million at December 31, 2014. Additions to other real estate owned in the first quarter of 2015 were $699,000, compared to $554,000 in the first quarter of 2014.  Based on the loans currently in their redemption period, we expect there to be fewer additions to other real estate owned in 2015 than there were in 2014.  Proceeds from sales of foreclosed properties were $1.5 million in the first quarter of 2015, resulting in a net realized gain on sale of $67,000.  Proceeds from sales of foreclosed properties were $3.5 million in the first quarter of 2014 resulting in a net realized gain on sale of $484,000.  We expect the level of sales of foreclosed properties in the remainder of 2015 to be similar to the levels experienced in 2014.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2015, nonperforming loans totaled $9.8 million, or 0.86% of total portfolio loans, compared to $8.4 million, or 0.75% of total portfolio loans, at December 31, 2014.

Loans for development or sale of 1-4 family residential properties comprised approximately $213,000, or 2.2% of total nonperforming loans, at March 31, 2015 compared to $245,000, or 2.9% of total nonperforming loans, at December 31, 2014. The remaining balance of nonperforming loans at March 31, 2015 consisted of $2.4 million of commercial real estate loans secured by various types of non-residential real estate, $6.7 million of commercial and industrial loans, and $500,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $27.0 million at March 31, 2015 and $28.2 million at December 31, 2014. Of this balance at March 31, 2015, there were 55 commercial real estate properties totaling approximately $26.0 million. The remaining balance was comprised of 12 residential properties totaling approximately $1.1 million. Four commercial real estate properties comprised $15.3 million, or 56%, of total other real estate owned at March 31, 2015.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

Index
At March 31, 2015, our foreclosed asset portfolio had a weighted average age held in portfolio of 3.86 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2015 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property Type	Carrying Value at March 31, 2015	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$729	0.2%	0.9%
Residential Lot	344	31.8	51.2
Multi-Family	---	---	---
Vacant Land	4,148	42.1	54.1
Residential Development	8,915	36.3	78.3
Commercial Office	1,101	24.8	55.8
Commercial Industrial	---	---	---
Commercial Improved	11,801	32.9	45.1
	$27,038	34.8	64.0

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2015	December 31, 2014
Nonaccrual loans	$9,711	$8,292
Loans 90 days or more delinquent and still accruing	100	134
Total nonperforming loans	9,811	8,426

Foreclosed assets	27,038	28,242
Repossessed assets	38	38
Total nonperforming assets (NPAs)	36,887	36,706
Accruing troubled debt restructurings (TDRs) (1)	45,650	46,197
Total NPAs and accruing TDRs	$82,537	$82,903

NPLs to total loans	0.86%	0.75%
NPAs to total assets	2.29%	2.32%

(1)	Comprised of approximately $30.8 million and $32.0 million of commercial loans and $14.8 million and $14.2 million of consumer loans whose terms have been restructured at March 31, 2015 and December 31, 2014, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

We had a total of $53.4 million of loans whose terms have been modified in troubled debt restructurings ("TDRs") as of March 31, 2015 and December 31, 2014.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower's financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan's actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Index
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

Allowance for loan losses: The allowance for loan losses at March 31, 2015 was $18.7 million, a decrease of $282,000, compared to $19.0 million at December 31, 2014. The balance of the allowance for loan losses represented 1.65% of total portfolio loans at March 31, 2015 compared to 1.70% of total portfolio loans at December 31, 2014.  The allowance for loan losses to nonperforming loan coverage ratio decreased from 225.04% at December 31, 2014 to 190.40% at March 31, 2015.

The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended March 31, 2015	Quarter Ended December 31, 2014	Quarter Ended September 30, 2014	Quarter Ended June 30, 2014	Quarter Ended March 31, 2014
Commercial loans	$829.6	$818.2	$753.8	$748.7	$735.1
Nonperforming loans	9.8	8.4	8.4	8.1	15.5
Other real estate owned and repo assets	27.1	28.3	28.8	31.6	34.1
Total nonperforming assets	36.9	36.7	37.2	39.6	49.6
Net charge-offs (recoveries)	(0.7)	0.1	(0.3)	(0.7)	(0.6)
Total delinquencies	2.5	2.8	5.1	5.2	6.6

Nonperforming loans continually declined since the first quarter of 2010 to $9.8 million at March 31, 2015.  As discussed earlier, we have had net loan recoveries in several quarters over the last two years and in four of the last five quarters.  Our total delinquencies have continued to stabilize and were $2.5 million at March 31, 2015 and $6.6 million at March 31, 2014.  Our delinquency percentage at March 31, 2015 was the lowest quarterly level in Company history.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The allowance for loan losses decreased $282,000 in the first quarter of 2015 due to a negative provision for loan losses of $1.0 million for the three months ended March 31, 2015 compared to a negative $1.0 million for the same period of 2014.  Net loan recoveries were $718,000 for the three months ended March 31, 2015, compared to net recoveries of $585,000 for the same period in 2014. The ratio of net charge-offs to average loans was (0.26)% on an annualized basis for the first quarter of 2015, compared to 0.02% for the fourth quarter of 2014 and (0.23)% for the first quarter of 2014.

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

Index
Overall, impaired loans were stable at $54.4 million at March 31, 2015 compared to $53.4 million at December 31, 2014.  The specific allowance for impaired loans increased $378,000 to $4.4 million, compared to $4.1 million at December 31, 2014.  The specific allowance for impaired loans represented 8.2% of total impaired loans at March 31, 2015 and 7.6% at December 31, 2014.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings ("TDRs") if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans decreased to $11.3 million at March 31, 2015 compared to $11.7 million at December 31, 2014.  This resulted in a general reserve percentage allocated at March 31, 2015 of 1.42% of commercial loans, a slight decrease from 1.50% at December 31, 2014.  The qualitative component of our general allowance allocated to commercial loans decreased from $11.7 million at December 31, 2014 to $11.3 million at March 31, 2015.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at March 31, 2015 and $3.2 million at December 31, 2014.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $52.5 million at March 31, 2015, down $388,000 from $52.9 million at December 31, 2014 as depreciation more than offset capital additions of current facilities during the first quarter of 2015.

Deposits and Other Borrowings: Total deposits increased $14.2 million to $1.321 billion at March 31, 2015, as compared to $1.306 billion at December 31, 2014.  Non-interest checking account balances decreased $30.9 million during the first quarter of 2015.  Interest bearing demand account balances increased $15.1 million and savings and money market account balances increased $33.7 million in the first quarter of 2015.  We decreased higher costing certificates of deposits by $3.7 million in the first quarter of 2015.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 28% of total deposits at March 31, 2015 and 31% at December 31, 2014.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Interest bearing demand, including money market and savings accounts, comprised 63% of total deposits at March 31, 2015 and 60% at December 31, 2014. Time accounts as a percentage of total deposits were 9% at March 31, 2015 and December 31, 2014.

Borrowed funds totaled $138.1 million at March 31, 2015, including $96.8 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $129.3 million at December 31, 2014, including $88.1 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds increased by $8.7 million in the first quarter of 2015 due to a $10.0 million advance taken in the first quarter of 2015, partially offset by an annual payment on an amortizing Federal Home Loan Bank advance.

Index
CAPITAL RESOURCES

Total shareholders' equity of $145.6 million at March 31, 2015 increased $3.1 million from $142.5 million at December 31, 2014. The increase was primarily a result of net income of $2.8 million earned in the first quarter of 2015 and an increase of $778,000 in accumulated other comprehensive income, partially offset by the payment of $677,000 in cash dividends to shareholders on February 27, 2015.  The Bank was categorized as "well capitalized" at March 31, 2015.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. We expect that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	March 31, 2015	Dec 31, 2014		Sept 30, 2014		June 30, 2014		March 31, 2014
Total capital to risk weighted assets	15.0%		15.6%		16.3%		16.3%		16.1%
Common Equity Tier 1 to risk weighted assets	10.7	N/	A	N/	A	N/	A	N/	A
Tier 1 capital to average assets	11.9	11.6		11.6		11.4		11.1

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2015 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, $1.8 million in 2013 and $1.9 million in 2014.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2015, the Bank held $134.1 million of federal funds sold and other short-term investments and $20.0 million in time deposits with other financial institutions with maturities of less than 18 months.  In addition, the Bank has available borrowing capacity from correspondent banks of approximately $239.0 million as of March 31, 2015.

Index
In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2015.

(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		80,810		29,897		5,479	---
Other borrowed funds		1,996		34,173		60,667	---
Total		$82,806		$64,070		$66,146	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2015, we had a total of $361.6 million in unused lines of credit, $124.8 million in unfunded loan commitments and $12.1 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In 2014, the Bank paid dividends to the Company totaling $4.1 million.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  The Company retained the remaining balance for general corporate purposes.  In February 2015, the Bank paid a dividend of $1.2 million to the Company in anticipation of the common share cash dividend of $0.02 per share paid on February 27, 2015 to shareholders of record on February 10, 2015.  The cash distributed for this cash dividend payment totaled $677,000.  The Company retained the remaining balance for general corporate purposes.  At March 31, 2015, the Bank had a retained earnings balance of $19.1 million.
During the first quarter of 2015, the Company also received a payment from the Bank totaling $4.0 million, representing the Bank's intercompany tax liability for the 2014 tax year in accordance with the Company's tax allocation agreement.  During the first quarter of 2014, the Company received a payment from the Bank totaling $1.9 million, representing the Bank's intercompany tax liability for the 2013 tax year.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company's cash balance at March 31, 2015 was $5.0 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first quarter of 2015.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2015, we had gross deferred tax assets of $14.0 million, gross deferred tax liabilities of $2.8 million resulting in a net deferred tax asset of $11.2 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was "more likely than not" that we would be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first quarter of 2015, we again concluded at March 31, 2015 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

We utilize a simulation model as our primary tool to assess the direction and magnitude of variations in net interest income and the economic value of equity ("EVE") resulting from potential changes in market interest rates. Key assumptions in the model include contractual cash flows and maturities of interest-sensitive assets and interest-sensitive liabilities, prepayment speeds on certain assets, and changes in market conditions impacting loan and deposit pricing. We also include pricing floors on discretionary priced liability products which limit how low various checking and savings products could go under declining interest rates. These floors reflect our pricing philosophy in response to changing interest rates.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2015 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$178,671	(0.23)%	$44,665	2.76%
Interest rates up 100 basis points	179,979	0.50	44,053	1.35
No change	179,083	---	43,468	---
Interest rates down 100 basis points	166,035	(7.29)	43,113	(0.82)
Interest rates down 200 basis points	166,035	(7.29)	42,904	(1.30)

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

Index
Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2015, the end of the period covered by this report.

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

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. On January 27, 2014, the Company's former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against the Company claiming that the Company breached an alleged employment agreement pursuant to which he claimed entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  On February 10, 2015, the Company entered into a settlement agreement with Mr. Smith related to this litigation.  A liability of $516,000, net of insurance proceeds, was accrued and the related expense was included in other noninterest expense at December 31, 2014.  The amounts due were paid to Mr. Smith during the first quarter of 2015.   As of March 31, 2015, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on April 28, 2011 in Macatawa Bank Corporation's Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.

3.2
Bylaws. Previously filed with the Commission on February 19, 2015 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, Exhibit 3.1. Here incorporated by reference.

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

Dated: April 23, 2015