Form 10-Q
period 2015-09-30
MACATAWA BANK CORP
filed 2015-10-22
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,866,789 shares of the Company's Common Stock (no par value) were outstanding as of October 22, 2015.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “suggests”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand, loan growth and loan pricing, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	54

	Item 4.
	Controls and Procedures	55

Part II.	Other Information:

	Item 6.
	Exhibits	56

Signatures		57

Index
Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 (unaudited) and December 31, 2014
(Dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$23,468	$31,503
Federal funds sold and other short-term investments	100,285	97,952
Cash and cash equivalents	123,753	129,455
Interest-bearing time deposits in other financial institutions	20,000	20,000
Securities available for sale, at fair value	161,515	161,874
Securities held to maturity (fair value 2015 - $41,624 and 2014 - $31,428)	40,434	31,585
Federal Home Loan Bank (FHLB) stock	11,558	11,238
Loans held for sale, at fair value	2,895	2,347
Total loans	1,192,878	1,118,483
Allowance for loan losses	(18,217)	(18,962)
Net loans	1,174,661	1,099,521
Premises and equipment – net	51,725	52,894
Accrued interest receivable	3,778	3,399
Bank-owned life insurance	28,697	28,195
Other real estate owned - net	25,671	28,242
Net deferred tax asset	10,605	12,265
Other assets	4,047	2,831
Total assets	$1,659,339	$1,583,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$442,316	$404,143
Interest-bearing	924,533	902,182
Total deposits	1,366,849	1,306,325
Other borrowed funds	96,169	88,107
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	5,350	5,657
Total liabilities	1,509,606	1,441,327

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,866,789 shares issued and outstanding at September 30, 2015 and December 31, 2014	216,544	216,460
Retained deficit	(67,439)	(74,002)
Accumulated other comprehensive income	628	61
Total shareholders' equity	149,733	142,519
Total liabilities and shareholders' equity	$1,659,339	$1,583,846

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2015 and 2014
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Interest income
Loans, including fees	$11,250	$10,639	$33,365	$32,129
Securities
Taxable	529	504	1,531	1,503
Tax-exempt	394	309	1,114	828
FHLB Stock	120	105	348	365
Federal funds sold and other short-term investments	134	117	318	347
Total interest income	12,427	11,674	36,676	35,172
Interest expense
Deposits	521	614	1,749	1,974
Other borrowings	449	425	1,317	1,283
Subordinated and long-term debt	336	331	992	980
Total interest expense	1,306	1,370	4,058	4,237
Net interest income	11,121	10,304	32,618	30,935
Provision for loan losses	(250)	(750)	(1,750)	(2,750)
Net interest income after provision for loan losses	11,371	11,054	34,368	33,685
Noninterest income
Service charges and fees	1,150	1,163	3,248	3,219
Net gains on mortgage loans	705	679	2,249	1,405
Trust fees	711	669	2,168	2,002
ATM and debit card fees	1,220	1,170	3,549	3,425
Gain on sales of securities	36	---	119	51
Other	662	622	1,958	1,779
Total noninterest income	4,484	4,303	13,291	11,881
Noninterest expense
Salaries and benefits	6,158	5,810	18,474	17,177
Occupancy of premises	948	897	2,823	2,837
Furniture and equipment	835	803	2,431	2,394
Legal and professional	231	196	661	639
Marketing and promotion	263	264	831	816
Data processing	619	635	1,845	1,807
FDIC assessment	283	287	854	934
Interchange and other card expense	304	288	864	825
Bond and D&O Insurance	147	166	438	493
Net (gains) losses on repossessed and foreclosed properties	(160)	449	260	634
Administration and disposition of problem assets	393	412	1,053	1,584
Other	1,233	1,182	3,804	3,657
Total noninterest expenses	11,254	11,389	34,338	33,797
Income before income tax	4,601	3,968	13,321	11,769
Income tax expense	1,400	1,206	4,065	3,614
Net income	$3,201	$2,762	$9,256	$8,155

Basic earnings per common share	$0.09	$0.08	$0.27	$0.24
Diluted earnings per common share	$0.09	$0.08	$0.27	$0.24
Cash dividends per common share	$0.03	$0.02	$0.08	$0.06

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2015 and 2014
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Net income	$3,201	$2,762	$9,256	$8,155

Other comprehensive income:

Unrealized gains:
Net change in unrealized gains (losses) on securities available for sale	925	316	991	2,650
Tax effect	(324)	(111)	(347)	(928)
Net change in unrealized gains (losses) on securities available for sale, net of tax	601	205	644	1,722

Less: reclassification adjustments:
Reclassification for gains included in net income	36	---	119	51
Tax effect	(13)	---	(42)	(18)
Reclassification for gains included in net income, net of tax	23	---	77	33

Other comprehensive income, net of tax	578	205	567	1,689

Comprehensive income	$3,779	$2,967	$9,823	$9,844

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2015 and 2014
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2014	$216,263	$(81,786)	$(1,955)	$132,522
Net income for the nine months ended September 30, 2014	---	8,155	---	8,155
Common stock issuance costs	(102)	---	---	(102)
Issuance of 392 shares of Common Stock on exercise of stock purchase warrants	4	---	---	4
Cash dividends at $.06 per share	---	(2,028)	---	(2,028)
Net change in unrealized gain (loss) on securities available for sale, net of tax	---	---	1,689	1,689
Stock compensation expense	229	---	---	229
Balance, September 30, 2014	$216,394	$(75,659)	$(266)	$140,469

Balance, January 1, 2015	$216,460	$(74,002)	$61	$142,519
Net income for the nine months ended September 30, 2015	---	9,256	---	9,256
Cash dividends at $.08 per share	---	(2,693)	---	(2,693)
Net change in unrealized gain (loss) on securities available for sale, net of tax	---	---	567	567
Tax effect of expired common stock warrants	(280)	---	---	(280)
Stock compensation expense	364	---	---	364
Balance, September 30, 2015	$216,544	$(67,439)	$628	$149,733

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2015 and 2014
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities
Net income	$9,256	$8,155
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,167	2,438
Stock compensation expense	364	229
Tax effect of expired common stock warrants	(280)	---
Provision for loan losses	(1,750)	(2,750)
Origination of loans for sale	(76,622)	(51,504)
Proceeds from sales of loans originated for sale	78,323	53,919
Net gains on mortgage loans	(2,249)	(1,405)
Gain on sales of securities	(119)	(51)
Write-down of other real estate	496	1,109
Net gain on sales of other real estate	(237)	(475)
Change in net deferred tax asset	1,354	2,903
Change in accrued interest receivable and other assets	(1,595)	1,205
Earnings in bank-owned life insurance	(502)	(504)
Change in accrued expenses and other liabilities	(827)	(159)
Net cash from operating activities	7,779	13,110

Cash flows from investing activities
Loan originations and payments, net	(74,691)	(13,395)
Change in interest-bearing deposits in other financial institutions	---	5,000
Purchases of securities available for sale	(34,536)	(34,990)
Purchases of securities held to maturity	(24,592)	(25,225)
Purchase FHLB stock	(320)	---
Proceeds from:
Maturities and calls of securities	29,191	19,535
Sales of securities available for sale	19,848	5,164
Principal paydowns on securities	2,888	2,664
Sales of other real estate	3,613	9,964
Additions to premises and equipment	(775)	(1,525)
Net cash from investing activities	(79,374)	(32,808)

Cash flows from financing activities
Change in deposits	60,524	(33,645)
Repayments of other borrowed funds	(1,938)	(1,884)
Proceeds from other borrowed funds	10,000	---
Proceeds from issuance of common stock	---	4
Cash dividends paid	(2,693)	(2,028)
Common stock issuance costs	---	(102)
Net cash from financing activities	65,893	(37,655)
Net change in cash and cash equivalents	(5,702)	(57,353)
Cash and cash equivalents at beginning of period	129,455	156,892
Cash and cash equivalents at end of period	$123,753	$99,539

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Month Periods Ended September 30, 2015 and 2014
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Supplemental cash flow information
Interest paid	$4,078	$4,254
Income taxes paid	4,300	90
Supplemental noncash disclosures:
Transfers from loans to other real estate	1,301	2,565
Security settlement	(520)	---

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

Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2015, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At September 30, 2015 and December 31, 2014, the total notional amount of such agreements was $38.0 million and $20.0 million and resulted in a derivative asset with a fair value of $592,000 and $140,000, respectively, which were included in other assets and a derivative liability of $592,000 and $140,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  The amendments are effective for  annual periods and interim periods within those annual periods beginning after December 15, 2014. Adoption of this ASU by the Company in the first nine months of 2015 resulted in five residential real estate properties totaling $657,000 being classified as other real estate owned earlier than they would have under previous guidance.

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

Newly Issued Not Yet Effective Standards:
FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date to delay the implementation requirement by one year.  The impact of adoption of this ASU by the Company is not expected to be material.

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
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965)—(Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the Emerging Issues Task Force).  ASU 2015-12 (1) designates contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit-responsive investment contracts; (2) simplifies and makes more effective the investment disclosure requirements for employee benefit plans; and (3) provides a similar measurement date practical expedient for employee benefit plans.  The amendments in ASU 2015-12 are effective for fiscal years starting from December 15, 2015.  The impact of adoption of this ASU by the Company is not expected to be material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2015
Available for Sale:
U.S. Treasury and federal agency securities	$71,594	231		(42)	$71,783
U.S. Agency MBS and CMOs	13,874	88		(27)	13,935
Tax-exempt state and municipal bonds	34,698	423		(117)	35,004
Taxable state and municipal bonds	25,015	374		(3)	25,386
Corporate bonds and other debt securities	13,868	40		(12)	13,896
Other equity securities	1,500	11		---	1,511
	$160,549	$1,167		$(201)	$161,515
Held to Maturity
Tax-exempt state and municipal bonds	$40,434	$1,190	$	---	$41,624

December 31, 2014
Available for Sale:
U.S. Treasury and federal agency securities	$67,612	$53		$(501)	$67,164
U. S. Agency MBS and CMOs	16,692	67		(71)	16,688
Tax-exempt state and municipal bonds	37,203	419		(161)	37,461
Taxable state and municipal bonds	25,012	351		(70)	25,293
Corporate bonds and other debt securities	13,762	34		(30)	13,766
Other equity securities	1,500	2		---	1,502
	$161,781	$926		$(833)	$161,874
Held to Maturity:
Tax-exempt state and municipal bonds	$31,585	$64		$(221)	$31,428

Proceeds from the sale of securities available for sale were $7.8 million in the three month period ended September 30, 2015 and $19.8 million in the nine month period ended September 30, 2015 resulting in net gains on sale of $36,000 and $119,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $36,000 ($23,000 net of tax) and $119,000 ($77,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the three and nine month periods ended September 30, 2015. There were no sales of securities in the three month period ended September 30, 2014.  Proceeds from the sale of securities available for sale were $5.2 million in the nine month period ended September 30, 2014 resulting in net gains on sale of $51,000, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $51,000 ($33,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the nine month period ended September 30, 2014.

Contractual maturities of debt securities at September 30, 2015 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,156	$13,221	$7,195	$7,235
Due from one to five years	9,769	9,982	98,012	98,565
Due from five to ten years	15,319	16,098	38,039	38,308
Due after ten years	2,190	2,323	15,803	15,896
	$40,434	$41,624	$159,049	$160,004

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$12,994	$(6)	$9,795	$(36)	$22,789	$(42)
U.S. Agency MBS and CMOs	5,837	(27)	---	---	5,837	(27)
Tax-exempt state and municipal bonds	7,271	(50)	1,993	(67)	9,264	(117)
Taxable state and municipal bonds	---	---	648	(3)	648	(3)
Corporate bonds and other debt securities	3,851	(8)	498	(4)	4,349	(12)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$29,953	$(91)	$12,934	$(110)	$42,887	$(201)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$16,426	$(45)	$35,350	$(456)	$51,776	$(501)
U.S. Agency MBS and CMOs	---	---	9,732	(71)	9,732	(71)
Tax-exempt state and municipal bonds	26,820	(264)	4,545	(118)	31,365	(382)
Taxable state and municipal bonds	3,982	(19)	3,240	(51)	7,222	(70)
Corporate bonds and other debt securities	4,187	(13)	1,988	(17)	6,175	(30)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$51,415	$(341)	$54,855	$(713)	$106,270	$(1,054)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three and nine month periods ended September 30, 2015 and 2014.

Securities with a carrying value of approximately $2.0 million and $1.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at September 30, 2015 and December 31, 2014.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Commercial and industrial	$376,966	$327,674

Commercial real estate:
Residential developed	10,937	12,771
Unsecured to residential developers	7,103	7,496
Vacant and unimproved	41,436	50,372
Commercial development	1,472	4,082
Residential improved	69,073	69,612
Commercial improved	286,477	269,757
Manufacturing and industrial	88,619	76,441
Total commercial real estate	505,117	490,531

Consumer
Residential mortgage	204,185	190,249
Unsecured	678	948
Home equity	96,892	98,887
Other secured	9,040	10,194
Total consumer	310,795	300,278

Total loans	1,192,878	1,118,483
Allowance for loan losses	(18,217)	(18,962)
	$1,174,661	$1,099,521

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended September 30, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,381	7,940	$3,831	$30	$18,182
Charge-offs	---	---	(170)	---	(170)
Recoveries	238	104	113	---	455
Provision for loan losses	(725)	343	135	(3)	(250)
Ending Balance	$5,894	$8,387	$3,909	$27	$18,217

Three months ended September 30, 2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,721	$9,341	$3,933	$54	$20,049
Charge-offs	(4)	---	(116)	---	(120)
Recoveries	75	336	39	---	450
Provision for loan losses	(394)	(407)	60	(9)	(750)
Ending Balance	$6,398	$9,270	$3,916	$45	$19,629

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nine months ended September 30, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,173	$8,690	$4,046	$53	$18,962
Charge-offs	(172)	---	(277)	---	(449)
Recoveries	365	829	260	---	1,454
Provision for loan losses	(472)	(1,132)	(120)	(26)	(1,750)
Ending Balance	$5,894	$8,387	$3,909	$27	$18,217

Nine months ended September 30, 2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$10,868	$3,703	$53	$20,798
Charge-offs	(43)	(23)	(228)	---	(294)
Recoveries	440	1,289	146	---	1,875
Provision for loan losses	(173)	(2,864)	295	(8)	(2,750)
Ending Balance	$6,398	$9,270	$3,916	$45	$19,629

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

September 30, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,882	$710	$887	$	---	$3,479
Collectively evaluated for impairment	4,012	7,677	3,022		27	14,738
Total ending allowance balance	$5,894	$8,387	$3,909		$27	$18,217

Loans:
Individually reviewed for impairment	$5,737	$21,866	$13,818	$	---	$41,421
Collectively evaluated for impairment	371,229	483,251	296,977		---	1,151,457
Total ending loans balance	$376,966	$505,117	$310,795	$	---	$1,192,878

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,429	$743	$893	$	---	$4,065
Collectively evaluated for impairment	3,744	7,947	3,153		53	14,897
Total ending allowance balance	$6,173	$8,690	$4,046		$53	$18,962

Loans:
Individually reviewed for impairment	$9,084	$29,818	$14,495	$	---	$53,397
Collectively evaluated for impairment	318,590	460,713	285,783		---	1,065,086
Total ending loans balance	$327,674	$490,531	$300,278	$	---	$1,118,483

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2015 (dollars in thousands):

September 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$882	$882	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	---	---		---
Residential improved	5	5		---
Commercial improved	296	296		---
Manufacturing and industrial	584	584		---
	885	885		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$1,767	$1,767	$	---

With an allowance recorded:
Commercial and industrial	$4,855	$4,855		$1,882

Commercial real estate:
Residential developed	463	463		32
Unsecured to residential developers	---	---		---
Vacant and unimproved	331	331		8
Commercial development	193	193		5
Residential improved	5,684	5,684		169
Commercial improved	13,939	13,939		490
Manufacturing and industrial	371	371		6
	20,981	20,981		710
Consumer:
Residential mortgage	8,718	8,718		537
Unsecured	---	---		---
Home equity	5,100	5,100		350
Other secured	---	---		---
	13,818	13,818		887
	$39,654	$39,654		$3,479

Total	$41,421	$41,421		$3,479

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Average of impaired loans during the period:
Commercial and industrial	$5,416	$10,469	$7,401	$12,220

Commercial real estate:
Residential developed	507	3,801	709	4,139
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	1,028	1,593	1,311	1,688
Commercial development	193	443	195	484
Residential improved	6,241	8,771	6,974	9,685
Commercial improved	14,835	17,876	15,985	18,100
Manufacturing and industrial	2,053	5,131	2,470	6,085

Consumer	14,090	14,544	14,485	14,453

Interest income recognized during impairment:
Commercial and industrial	215	359	833	970
Commercial real estate	239	401	853	1,309
Consumer	119	131	383	400

Cash-basis interest income recognized
Commercial and industrial	212	353	833	968
Commercial real estate	240	406	850	1,328
Consumer	120	133	387	404

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014:

September 30, 2015	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$3,119	$	---

Commercial real estate:
Residential developed	363		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	140		---
Commercial improved	370		---
Manufacturing and industrial	---		---
	922		---
Consumer:
Residential mortgage	42		---
Unsecured	31		---
Home equity	11		72
Other secured	14		---
	98		72
Total	$4,139		$72

December 31, 2014	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$5,605	$	---

Commercial real estate:
Residential developed	245		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	29		---
Residential improved	766		---
Commercial improved	866		117
Manufacturing and industrial	---		---
	1,906		117
Consumer:
Residential mortgage	305		---
Unsecured	40		---
Home equity	436		17
Other secured	---		---
	781		17
Total	$8,292		$134

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans (dollars in thousands):

September 30, 2015	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$397	$100	$497	$376,469	$376,966

Commercial real estate:
Residential developed	172	---	172	10,765	10,937
Unsecured to residential developers	---	---	---	7,103	7,103
Vacant and unimproved	---	---	---	41,436	41,436
Commercial development	---	49	49	1,423	1,472
Residential improved	296	6	302	68,771	69,073
Commercial improved	1,090	197	1,287	285,190	286,477
Manufacturing and industrial	378	---	378	88,241	88,619
	1,936	252	2,188	502,929	505,117
Consumer:
Residential mortgage	115	---	115	204,070	204,185
Unsecured	33	---	33	645	678
Home equity	17	72	89	96,803	96,892
Other secured	---	14	14	9,026	9,040
	165	86	251	310,544	310,795
Total	$2,498	$438	$2,936	$1,189,942	$1,192,878

December 31, 2014	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$54	$	---	$54	$327,620	$327,674

Commercial real estate:
Residential developed	---		---	---	12,771	12,771
Unsecured to residential developers	---		---	---	7,496	7,496
Vacant and unimproved	100		---	100	50,272	50,372
Commercial development	---		29	29	4,053	4,082
Residential improved	100		440	540	69,072	69,612
Commercial improved	---		958	958	268,799	269,757
Manufacturing and industrial	---		---	---	76,441	76,441
	200		1,427	1,627	488,904	490,531
Consumer:
Residential mortgage	338		303	641	189,608	190,249
Unsecured	---		18	18	930	948
Home equity	79		422	501	98,386	98,887
Other secured	---		---	---	10,194	10,194
	417		743	1,160	299,118	300,278
Total	$671		$2,170	$2,841	$1,115,642	$1,118,483

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $3,479,000 and $4,065,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2015 and December 31, 2014, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	33	$5,737	36	$9,085
Commercial real estate	63	22,064	84	29,817
Consumer	128	13,818	106	14,495
	224	$41,619	226	$53,397

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of September 30, 2015 and December 31, 2014.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	September 30, 2015		December 31, 2014
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		37,986		46,197
Accruing TDR - upgraded to accruing after six consecutive payments		---		---
		$37,986		$46,197

The following tables present information regarding troubled debt restructurings executed during the three and nine month periods ended September 30, 2015 and 2014 (dollars in thousands):

Three Months Ended September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	2	$114	$	---
Commercial real estate	---	---		---
Consumer	1	41		---
	3	$155	$	---

Three Months Ended September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	---		---		---
Consumer	8		183		---
	8		$183	$	---

Nine Months Ended September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	3	$522	$	---
Commercial real estate	1	42		---
Consumer	32	870		---
	36	$1,434	$	---

Nine Months Ended September 30, 2014	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$61	$	---
Commercial real estate	10	4,046		---
Consumer	10	257		---
	21	$4,364	$	---

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

The tables below present, by class, information regarding troubled debt restructured loans which had payment defaults during the three and nine month periods ended September 30, 2015 and 2014 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	---		---
Consumer	1		10	---		---

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	1		131
Consumer	1		10	---		---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2015 and December 31, 2014, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

September 30, 2015	1	2	3	4	5	6	7		8	Total
Commercial and industrial	$318	8,842	130,378	224,831	8,127	1,352	3,118	$	---	$376,966

Commercial real estate:
Residential developed	---	---	2,207	5,454	2,615	291	370		---	10,937
Unsecured to residential developers	---	---	---	7,103	---	---	---		---	7,103
Vacant and unimproved	---	---	14,972	21,017	5,447	---	---		---	41,436
Commercial development	---	---	---	1,230	---	193	49		---	1,472
Residential improved	---	---	17,858	44,587	4,701	1,787	140		---	69,073
Commercial improved	---	3,574	60,531	200,237	18,663	3,103	369		---	286,477
Manufacturing & industrial	---	1,309	32,887	49,884	3,844	695	---		---	88,619
	$318	$13,725	$258,833	$554,343	$43,397	$7,421	$4,046	$	---	$882,083

December 31, 2014	1	2	3	4	5	6	7		8	Total
Commercial and industrial	$343	$11,177	$118,382	$182,651	$8,448	$1,068	$5,605	$	---	$327,674

Commercial real estate:
Residential developed	---	---	2,491	4,702	4,491	842	245		---	12,771
Unsecured to residential developers	---	---	---	7,496	---	---	---		---	7,496
Vacant and unimproved	---	---	12,105	30,997	7,241	29	---		---	50,372
Commercial development	---	---	---	3,643	211	199	29		---	4,082
Residential improved	---	103	16,291	43,928	6,428	2,096	766		---	69,612
Commercial improved	---	4,392	61,543	178,169	20,558	4,229	866		---	269,757
Manufacturing & industrial	---	1,508	27,396	42,494	4,713	330	---		---	76,441
	$343	$17,180	$238,208	$494,080	$52,090	$8,793	$7,511	$	---	$818,205

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30, 2015	December 31, 2014
Not classified as impaired	$2,705	$4,220
Classified as impaired	8,762	12,084
Total commercial loans classified substandard or worse	$11,467	$16,304

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

September 30, 2015	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$204,185	$678	$96,820	$9,026
Nonperforming	---	---	72	14
Total	$204,185	$678	$96,892	$9,040

December 31, 2014	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$189,946	$930	$98,465	$10,194
Nonperforming	303	18	422	---
Total	$190,249	$948	$98,887	$10,194

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014	Nine Months Ended September 30, 2014
Beginning balance	$43,071	$53,501	$53,501
Additions, transfers from loans	1,301	4,932	2,565
Proceeds from sales of other real estate owned	(3,613)	(12,487)	(9,964)
Valuation allowance reversal upon sale	(427)	(3,499)	(3,409)
Gain (loss) on sale of other real estate owned	237	624	475
	40,569	43,071	43,168
Less: valuation allowance	(14,898)	(14,829)	(14,405)
Ending balance	$25,671	$28,242	$28,763

Activity in the valuation allowance was as follows (dollars in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Beginning balance	$14,829	$16,705
Additions charged to expense	496	1,109
Reversals upon sale	(427)	(3,409)
Ending balance	$14,898	$14,405

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
U.S. Treasury and federal agency securities	$71,783	$	---	$71,783	$	---
U.S. Agency MBS and CMOs	13,935		---	13,935		---
Tax-exempt state and municipal bonds	35,004		---	35,004		---
Taxable state and municipal bonds	25,386		---	25,386		---
Corporate bonds and other debt securities	13,896		---	13,896		---
Other equity securities	1,511		---	1,511		---
Loans held for sale	2,895		---	2,895		---
Interest rate swaps	592		---	---		592
Interest rate swaps	(592)		---	---		(592)

December 31, 2014
U.S. Treasury and federal agency securities	$67,164	$	---	$67,164	$	---
U.S. Agency MBS and CMOs	16,688		---	16,688		---
Tax-exempt state and municipal bonds	37,461		---	37,461		---
Taxable state and municipal bonds	25,293		---	25,293		---
Corporate bonds and other debt securities	13,766		---	13,766		---
Other equity securities	1,502		---	1,502		---
Loans held for sale	2,347		---	2,347		---
Interest rate swaps	140		---	---		140
Interest rate swaps	(140)		---	---		(140)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 30, 2015
Impaired loans	$8,247	$	---	$	---	$8,247
Other real estate owned	22,808		---		---	22,808

December 31, 2014
Impaired loans	$12,649	$	---	$	---	$12,649
Other real estate owned	22,472		---		---	22,472

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at period end (dollars in thousands):

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
September 30, 2015
Impaired Loans	$8,247	Sales comparison approach	Adjustment for differences between comparable sales	5.0 to 19.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	22,808	Sales comparison approach	Adjustment for differences between comparable sales	7.0 to 23.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2014
Impaired Loans	$12,649	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 20.0
		Income approach	Capitalization rate	9.5 to 12.0

Other real estate owned	22,472	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 22.7
		Income approach	Capitalization rate	9.5 to 12.0

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2015 and December 31, 2014 (dollars in thousands).

	Level in	September 30, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$23,468	23,468	$31,503	$31,503
Cash equivalents	Level 2	100,285	100,285	97,952	97,952
Interest-bearing time deposits in other financial institutions	Level 2	20,000	20,034	20,000	20,062
Securities held to maturity	Level 3	40,434	41,624	31,585	31,428
FHLB stock		11,558	NA	11,238	NA
Loans, net	Level 2	1,166,414	1,159,672	1,086,872	1,082,675
Bank owned life insurance	Level 3	28,697	28,697	28,195	28,195
Accrued interest receivable	Level 2	3,778	3,778	3,399	3,399

Financial liabilities
Deposits	Level 2	(1,366,849)	(1,366,798)	(1,306,325)	(1,306,671)
Other borrowed funds	Level 2	(96,169)	(97,632)	(88,107)	(89,066)
Long-term debt	Level 2	(41,238)	(35,757)	(41,238)	(35,396)
Accrued interest payable	Level 2	(269)	(269)	(289)	(289)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Noninterest-bearing demand	$442,316	$404,143
Interest bearing demand	338,050	340,053
Savings and money market accounts	496,293	442,246
Certificates of deposit	90,190	119,883
	$1,366,849	$1,306,325

Approximately $32.3 million and $50.1 million in certificates of deposit were in denominations of $100,000 or more at September 30, 2015 and December 31, 2014, respectively.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):
Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
September 30, 2015
Single maturity fixed rate advances	$90,000	August 2016 to March 2020	1.69%
Amortizable mortgage advances	6,169	March 2018 to July 2018	3.78%
	$96,169

Principal Terms	Advance Amount	Range of Maturities	Average Interest Rate
December 31, 2014
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	8,107	March 2018 to July 2018	3.78%
	$88,107

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $452,689,000 and $441,252,000 under a blanket lien arrangement at September 30, 2015 and December 31, 2014, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of September 30, 2015 were as follows (in thousands):

2015	$	---
2016		21,996
2017		2,055
2018		52,118
2019		10,000
Thereafter		10,000
		$96,169

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at September 30, 2015 and December 31, 2014, and the Company had approximately $22.7 million and $22.8 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $25.8 million and $25.9 million at September 30, 2015 and December 31, 2014, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2015 and 2014 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income available to common shares	$3,201	$2,762	$9,256	$8,155

Weighted average shares outstanding, including participating stock awards - Basic	33,866,789	33,795,384	33,866,789	33,791,470

Dilutive potential common shares:
Stock options	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	33,866,789	33,795,384	33,866,789	33,791,470

Basic earnings per common share	$0.09	$0.08	$0.27	$0.24
Diluted earnings per common share	$0.09	$0.08	$0.27	$0.24

Stock options for 200,483 shares of common stock for both the three and nine month periods ended September 30, 2015 were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 351,195 shares of common stock for both the three and nine month periods ended September 30, 2014 were not considered in computing diluted earnings per share because they were antidilutive.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Current	$1,381	$651	$2,710	$711
Deferred	19	555	1,355	2,903
	$1,400	$1,206	$4,065	$3,614

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	$1,611	$1,389	$4,663	$4,119
Add (deduct)
Tax-exempt interest income	(135)	(104)	(379)	(278)
Bank-owned life insurance	(59)	(62)	(176)	(177)
Other, net	(17)	(17)	(43)	(50)
	$1,400	$1,206	$4,065	$3,614

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at September 30, 2015 or December 31, 2014.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2015	December 31, 2014
Deferred tax assets
Allowance for loan losses	$6,376	$6,637
Nonaccrual loan interest	847	935
Valuation allowance on other real estate owned	5,214	5,190
Unrealized loss on securities available for sale	---	---
Other	692	1,896
Gross deferred tax assets	13,129	14,658
Valuation allowance	---	---
Total net deferred tax assets	13,129	14,658

Deferred tax liabilities
Depreciation	(1,637)	(1,908)
Prepaid expenses	(192)	(21)
Unrealized gain on securities available for sale	(338)	(33)
Other	(357)	(431)
Gross deferred tax liabilities	(2,524)	(2,393)
Net deferred tax asset	$10,605	$12,265

There were no unrecognized tax benefits at September 30, 2015 or December 31, 2014 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2012.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30, 2015	December 31, 2014
Commitments to make loans	$112,492	$81,274
Letters of credit	12,240	11,862
Unused lines of credit	420,637	389,099

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $24.5 million and $14.2 million at September 30, 2015 and December 31, 2014, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At September 30, 2015, approximately 53.2% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or 1-month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. On January 27, 2014, the Company’s former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against the Company claiming that the Company breached an alleged employment agreement pursuant to which he claimed entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  On February 10, 2015, the Company entered into a settlement agreement with Mr. Smith related to this litigation.  A liability of $516,000, net of insurance proceeds, was accrued and the related expense was included in other noninterest expense at December 31, 2014.  The amounts due were paid to Mr. Smith during the first quarter of 2015.   As of September 30, 2015, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At September 30, 2015 and December 31, 2014, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
CET1 capital (to risk weighted assets)
Consolidated	$149,105	10.5%	$63,683	4.5%	N/A	N/A
Bank	183,701	13.0	63,674	4.5	$91,973	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	189,105	13.4	84,911	6.0	N/A	N/A
Bank	183,701	13.0	84,899	6.0	113,198	8.0
Total capital (to risk weighted assets)
Consolidated	206,806	14.6	113,215	8.0	N/A	N/A
Bank	201,400	14.2	113,198	8.0	141,498	10.0
Tier 1 capital (to average assets)
Consolidated	189,105	11.3	66,686	4.0	N/A	N/A
Bank	183,701	11.0	66,618	4.0	83,272	5.0

December 31, 2014
Tier 1 capital (to risk weighted assets)
Consolidated	$174,084	14.3%	$48,706	4.0%	N/A	N/A
Bank	170,983	14.0	48,788	4.0	$73,182	6.0%
Total capital (to risk weighted assets)
Consolidated	189,353	15.6	97,420	8.0	N/A	N/A
Bank	186,276	15.3	97,575	8.0	121,969	10.0
Tier 1 capital (to average assets)
Consolidated	174,084	11.6	59,998	4.0	N/A	N/A
Bank	170,983	11.4	59,923	4.0	74,904	5.0

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2015 and December 31, 2014, respectively, qualified as Tier 1 capital. Refer to our 2014 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at September 30, 2015 and December 31, 2014.

Warrants

In 2009 the Company and Macatawa Bank entered into a Settlement and Release and Stock and Warrant Issuance Agreement in connection with legal proceedings related to Trade Partners, Inc.  In connection with the Settlement, the Company issued warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share.  The fair value of the warrants issued was $806,000 and was recorded in Common Stock based upon $0.54 per warrant as determined using a Black-Scholes model.  The warrants were issued in two issuances.  1,361,753 warrants were issued on June 18, 2009 and these warrants expired on June 17, 2015 (five years after commencement of exercise period), with 392 warrants having been executed during the exercise period.  The remaining warrants expired unused.  117,058 warrants were issued on July 28, 2009 and these warrants expired on July 27, 2015 (five years after commencement of exercise period).

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

At September 30, 2015, we had total assets of $1.66 billion, total loans of $1.19 billion, total deposits of $1.37 billion and shareholders' equity of $149.7 million.  During the third quarter of 2015, we recognized net income of $3.2 million compared to net income of $2.8 million in the third quarter of 2014.  The Bank was categorized as “well capitalized” under regulatory capital standards at September 30, 2015.

We paid a dividend of $0.02 per share in each quarter in 2014 and in the first quarter of 2015, and increased the paid dividend to $0.03 per share in the second and third quarters of 2015.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended September 30, 2015 was $3.2 million, compared to net income of $2.8 million in the third quarter of 2014. Net income per common share on a diluted basis was $0.09 for the third quarter of 2015 and $0.08 for the third quarter of 2014.  For the first nine months ended September 30, 2015, net income was $9.3 million, compared to $8.2 million for the same period in 2014.  Net income per share on a diluted basis for the nine months ended September 30, 2015 was $0.27 compared to $0.24 for the same period in 2014.

The increase in earnings in the third quarter of 2015 compared to the third quarter of 2014, as well as for the year to date nine month periods, was primarily due to growth in net interest income resulting from growth in earning assets, continued reductions in our nonperforming asset expenses, and increases in income from mortgage banking activities.  Nonperforming asset expenses (including administration costs and losses) were $233,000 for the third quarter of 2015 compared to $861,000 for the third quarter of 2014.  For the nine months ended September 30, 2015, nonperforming asset expenses were $1.3 million compared to $2.2 million for the same period in 2014.  We took negative provisions for loan losses in the third quarters of 2015 and 2014 and the first nine months of 2015 and 2014.  The provision for loan losses was a negative $250,000 for the three month period ended September 30, 2015 compared to a negative $750,000 for the same period in 2014 and a negative $1.75 million in the first nine months of 2015 compared to a negative $2.75 million for the same period in 2014.  We were in a net loan recovery position for the third quarter of 2015, with $285,000 in net loan recoveries, compared to $330,000 in net loan recoveries in the third quarter of 2014.  Mortgage banking volume was up in both the three and nine month periods ended September 30, 2015, resulting in an increase in net gains on sales of residential mortgages from $679,000 in the third quarter of 2014 to $705,000 in the third quarter of 2015 and $2.2 million in the first nine months of 2015 compared to $1.4 million in the first nine months of 2014.  Lost interest from elevated levels of nonperforming assets was approximately $338,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2015 compared to $429,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2014.

Net Interest Income: Net interest income totaled $11.1 million for third quarter of 2015 compared to $10.3 million for the third quarter of 2014.  For the first nine months of 2015, net interest income was $32.6 million compared to $30.9 million for the same period in 2014.

Net interest income was positively impacted in the third quarter of 2015 by an increase in average earning assets of $174.3 million compared to the third quarter of 2014.  Our average yield on earning assets for the third quarter of 2015 decreased 18 basis points compared to the same period in 2014 from 3.43% to 3.25%.  Average interest earning assets totaled $1.53 billion for the third quarter of 2015 compared to $1.36 billion for the third quarter of 2014. The net interest margin was 2.92% for the third quarter of 2015 compared to 3.04% for the third quarter of 2014.  Increases of $111.5 million in average loans and $18.8 million in average securities between periods mitigated the impact of reduction in average loan yield from 3.99% in the third quarter of 2014 to 3.82% in the third quarter of 2015.  Net interest margin for the third quarter of 2015 was negatively impacted by higher levels of average federal funds sold, which were up $43.8 million compared to the third quarter of 2014.

Index
Average interest earning assets increased to $1.47 billion for the first nine months of 2015, compared to $1.35 billion for the first nine months of 2014.  Our average yield on earning assets declined 13 basis points for the first nine months of 2015 in comparison to the same period in 2014.  Our net interest margin was 3.00% for the first nine months of 2015 compared to 3.08% for the same period in 2014.  Net interest income was positively impacted in the first nine months of 2014 due in part to a one-time recovery of interest of $337,000 on a previously charged off loan in the first quarter of 2014.

The decreases in yields on interest earning assets for the three and nine month periods ended September 30, 2015 were primarily due to new loan volume containing lower risk, high credit quality loans resulting in lower interest rates.  Also impacting the yields in these periods was the downward repricing of certain loans in this extended low interest rate environment.  The yield on our commercial, residential and consumer loan portfolios decreased in these periods, but at a slower pace than experienced in recent periods.  For the nine month period ended September 30, 2014, a one-time recovery of interest on a previously charged off loan partially offset the decreases in the yield on our commercial, residential and consumer loan portfolios.

We believe the bulk of our loans subject to repricing in this low interest rate environment have already repriced and that our portfolio rates have now stabilized.  As we are now experiencing loan growth and continue to deploy our excess liquidity, net interest margin should be positively impacted.

The cost of funds decreased 8 basis points to 0.47% in the third quarter of 2015 from 0.55% in the same period in 2014. The cost of funds decreased 5 basis points to 0.51% for the nine months ended September 30, 2015 compared to 0.56% for the same period in 2014.  A decrease in the rates paid on our savings and money market accounts in response to declining market rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

Index
The following table shows an analysis of net interest margin for the three month periods ended September 30, 2015 and 2014.

	For the three months ended September 30,
	2015			2014
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(Dollars in thousands)
Assets
Taxable securities	$125,498	$529	1.69%	$123,182	$504	1.64%
Tax-exempt securities (1)	76,519	394	3.35	60,067	309	3.20
Loans (2)	1,157,247	11,250	3.82	1,045,794	10,639	3.99
Federal Home Loan Bank stock	11,558	120	4.07	11,236	105	3.66
Federal funds sold and other short-term investments	161,740	134	0.32	117,940	117	0.39
Total interest earning assets (1)	1,532,562	12,427	3.25	1,358,219	11,674	3.43

Noninterest earning assets:
Cash and due from banks	27,238			27,942
Other	107,936			111,225
Total assets	$1,667,736			$1,497,386

Liabilities
Deposits:
Interest bearing demand	$347,420	$96	0.11%	$266,881	$81	0.12%
Savings and money market accounts	501,025	230	0.18	439,218	204	0.19
Time deposits	99,285	195	0.78	134,391	329	0.97
Borrowings:
Other borrowed funds	96,270	449	1.83	88,209	426	1.89
Long-term debt	41,238	336	3.19	41,238	330	3.13
Total interest bearing liabilities	1,085,238	1,306	0.47	969,937	1,370	0.55

Noninterest bearing liabilities:
Noninterest bearing demand accounts	428,528			383,551
Other noninterest bearing liabilities	5,756			4,791
Shareholders' equity	148,214			139,107
Total liabilities and shareholders' equity	$1,667,736			$1,497,386

Net interest income		$11,121			$10,304

Net interest spread (1)			2.78%			2.88%
Net interest margin (1)			2.92%			3.04%
Ratio of average interest earning assets to average interest bearing liabilities	141.22%			140.03%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $3.7 million and $7.9 million for the three months ended September 30, 2015 and 2014.

Index
The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2015 and 2014.

	For the nine months ended September 30,
	2015			2014
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(Dollars in thousands)
Assets
Taxable securities	$121,721	$1,531	1.67%	$120,470	$1,503	1.66%
Tax-exempt securities (1)	75,001	1,114	3.22	53,829	828	3.22
Loans (2)	1,140,300	33,365	3.87	1,042,036	32,129	4.08
Federal Home Loan Bank stock	11,387	348	4.03	11,236	365	4.28
Federal funds sold and other short-term investments	121,429	318	0.35	121,130	347	0.38
Total interest earning assets (1)	1,469,838	36,676	3.37	1,348,701	35,172	3.50

Noninterest earning assets:
Cash and due from banks	25,568			26,038
Other	109,183			114,510
Total assets	$1,604,589			$1,489,249

Liabilities
Deposits:
Interest bearing demand	$338,996	$294	0.12%	$272,620	$226	0.11%
Savings and money market accounts	480,057	665	0.19	453,929	737	0.22
Time deposits	111,507	790	0.95	141,879	1,010	0.95
Borrowings:
Other borrowed funds	94,462	1,317	1.84	88,918	1,283	1.90
Long-term debt	41,238	992	3.17	41,238	981	3.14
Total interest bearing liabilities	1,066,260	4,058	0.51	998,584	4,237	0.56

Noninterest bearing liabilities:
Noninterest bearing demand accounts	386,437			349,294
Other noninterest bearing liabilities	5,650			1,435
Shareholders' equity	146,242			139,936
Total liabilities and shareholders' equity	$1,604,589			$1,489,249

Net interest income		$32,618			$30,935

Net interest spread (1)			2.86%			2.94%
Net interest margin (1)			3.00%			3.08%
Ratio of average interest earning assets to average interest bearing liabilities	137.85%			135.06%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $6.4 million and $10.7 million for the nine months ended September 30, 2015 and 2014.

Index
Provision for Loan Losses: The provision for loan losses for the third quarter of 2015 was a negative $250,000 compared to a negative $750,000 for the third quarter of 2014.  The negative provision for loan losses for both periods was caused by stabilizing real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries.  At September 30, 2015, we had experienced net loan recoveries in six of the past seven quarters.  The provision for loan losses for the first nine months of 2015 was a negative $1.75 million compared to a negative $2.75 million for the same period in 2014.

Net loan recoveries were $285,000 in the third quarter of 2015 compared to net loan recoveries of $330,000 for the third quarter of 2014. In the third quarter of 2015, we had $170,000 in charge-offs, compared to $120,000 in the third quarter of 2014.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  Gross loan recoveries were $455,000 for the third quarter of 2015 and $450,000 for the same period in 2014.  For the nine months ended September 30, 2015, we experienced net recoveries of $1.0 million compared to net recoveries of $1.6 million for the same period in 2014.  Gross loan recoveries for the nine months ended September 30, 2015 were $1.5 million compared to $1.9 million for the same period in 2014.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2015 increased to $4.5 million and $13.3 million from $4.3 million and $11.9 million, respectively, for the same periods in 2014. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Service charges and fees on deposit accounts	$1,150	$1,163	$3,248	$3,219
Net gains on mortgage loans	705	679	2,249	1,405
Trust fees	711	669	2,168	2,002
Gain as sales of securities	36	---	119	51
ATM and debit card fees	1,220	1,170	3,549	3,425
Bank owned life insurance (“BOLI”) income	170	176	503	505
Investment services fees	279	233	840	723
Other income	213	213	615	551
Total noninterest income	$4,484	$4,303	$13,291	$11,881

Net gains on mortgage loans increased in the third quarter of 2015 compared to the third quarter of 2014, and up significantly in the nine month period, as a result of increased volume arising from market decreases in mortgage loan rates beginning at the end of 2014 as well as improved execution, resulting in higher gain margins.  Loans originated for sale in the third quarter of 2015 were $25.2 million, compared to $24.7 million in the third quarter of 2014.  Loans originated for sale for the first nine months of 2015 were $76.6 million, compared to $51.5 million for the same period in 2014.  ATM and debit card fees were up in each period as a result of increased number of cards and usage by our customers.  Trust fees and investment service fees were also up in the third quarter of 2015 and for the year to date period due to growth in our customer base in these areas.

Index
Noninterest Expense: Noninterest expense decreased to $11.3 million for the third quarter of 2015 compared to $11.4 million for the third quarter of 2014, and increased to $34.3 million for the nine month period ended September 30, 2015 compared to $33.8 million for the same period in 2014. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Salaries and benefits	$6,158	$5,810	$18,474	$17,177
Occupancy of premises	948	897	2,823	2,837
Furniture and equipment	835	803	2,431	2,394
Legal and professional	231	196	661	639
Marketing and promotion	263	226	831	703
Data processing	619	635	1,845	1,807
FDIC assessment	283	287	854	934
Interchange and other card expense	304	288	864	825
Bond and D&O insurance	147	166	438	493
Administration and disposition of problem assets	233	861	1,313	2,218
Outside services	350	471	1,083	1,261
Other noninterest expense	883	749	2,721	2,509
Total noninterest expense	$11,254	$11,389	$34,338	$33,797

Most categories of other noninterest expense were stable or had reductions compared to 2014 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased in the third quarter of 2015 from the third quarter of 2014. We had 347 full-time equivalent employees at September 30, 2015 compared to 352 at September 30, 2014. The increased expense for 2015 was primarily attributable to increases in salaries and incentive based compensation resulting from increased production in the mortgage banking and investment services areas as well as expenses associated with restricted stock awards and increased medical insurance expense resulting from higher actual claims experienced in 2015.

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

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Legal and professional – nonperforming assets	$82	$62	$217	$257
Repossessed and foreclosed property administration	311	350	836	1,327
Net losses on repossessed and foreclosed properties	(160)	449	260	634
Total	$233	$861	$1,313	$2,218

The costs associated with nonperforming assets decreased significantly for the third quarter of 2015 and for the nine months ended September 30, 2015 compared to the same periods in 2014.  These decreases were driven by lower valuation writedowns and holding costs. We are encouraged that the overall holding costs continue to decline as we continue to decrease the level of our other real estate owned.  Other real estate owned decreased from $28.8 million at September 30, 2014 to $25.7 million at September 30, 2015.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

Net losses on repossessed assets and foreclosed properties for the nine month period ended September 30, 2015, decreased $374,000 from the same period in 2014.  This decrease was primarily due to lower valuation writedowns of other real estate properties in 2015.  In the first nine months of 2014, we recognized gains totaling $475,000 on such sales, compared to $237,000 in the first nine months of 2015.  The gains in 2014 were unusually high due to the sale of the final lots remaining on one of our development properties with a very low carry value.  Offsetting this was a reduction in writedowns of other real estate, which totaled $1.1 million for the nine months ended September 30, 2014, compared to $496,000 for the same period in 2015.

Index
Federal Income Tax Expense:  We recorded $1.4 million and $4.1 million in federal income tax expense for the three and nine month periods ended September 30, 2015 compared to $1.2 million and $3.6 million, respectively, in the same periods in 2014.  At December 31, 2012 and since that time, we have concluded that a valuation allowance on our deferred tax asset was not required.  As a result, the financial results for each period reflect federal income tax expense, at an effective tax rate of 30.43% and 30.52% for the three and nine month periods ended September 30, 2015, compared to 30.39% and 30.71%, respectively, for the same periods in 2014.

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

Total assets were $1.659 billion at September 30, 2015, an increase of $75.5 million from $1.584 billion at December 31, 2014. This change reflected increases of $8.8 million in securities held to maturity and $74.4 million in our loan portfolio, partially offset by decreases of $5.7 million in cash and cash equivalents, $2.6 million in other real estate owned and $1.2 million in premises and equipment. Total deposits increased by $60.5 million and other borrowed funds increased by $8.1 million at September 30, 2015 compared to December 31, 2014.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $123.8 million at September 30, 2015 compared to $129.5 million at December 31, 2014. The $5.7 million decrease was primarily the result of loan growth exceeding deposit and other borrowing growth over the nine month period.  We expect declines in our balances of short term investments as loan demand continues to increase and seasonal deposits return to more normal levels.

Interest-bearing Time Deposits with Other Financial Institutions: We opened a time deposit account with our primary correspondent bank totaling $20.0 million in the first quarter of 2014 which matures in February 2016.  This time deposit provides a higher interest rate than federal funds sold or other short-term investments.

Securities: Securities available for sale were $161.5 million at September 30, 2015 compared to $161.9 million at December 31, 2014. The balance at September 30, 2015 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $31.6 million at December 31, 2014 to $40.4 million at September 30, 2015.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $74.4 million to $1.19 billion at September 30, 2015 compared to $1.12 billion at December 31, 2014. During the first nine months of 2015, our commercial portfolio increased by $63.9 million, while our consumer portfolio decreased by $3.4 million and our residential mortgage portfolio increased by $13.9 million.  We have been focusing efforts to increase our consumer and residential mortgage portfolio segments to further diversify our credit risk.

The volume of residential mortgage loans originated for sale in the first nine months of 2015 increased significantly compared to the same period in 2014 due partially to the mortgage rate environment.  Also, we added mortgage loan origination officers in early 2015, contributing to the volume increase.  Residential mortgage loans originated for sale were $76.6 million in the first nine months of 2015 compared to $51.5 million in the first nine months of 2014.  We also experienced an increase in volume of residential mortgages for portfolio which totaled $61.2 million in the first nine months of 2015 compared to $40.0 million in the first nine months of 2014.

Our commercial loan portfolio balances declined in recent years leading up to 2014 reflecting the continued soft economic conditions in west Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We have focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized and we experienced year over year growth in commercial loan balances for the first time in many years in 2014, increasing $71.8 million.  We plan to continue measured, high quality loan portfolio growth in 2015, and achieved further growth of $63.9 million in the first nine months of 2015.  Most of growth took place in our commercial and industrial portfolio, which grew by $49.3 million whereas our exposure to commercial real estate loans grew by $14.6 million in the same period.  This mix shift within the commercial portfolio also helps diversify credit risk.

Index
Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 74% of the total loan portfolio at September 30, 2015 and December 31, 2014. Residential mortgage and consumer loans comprised approximately 26% of total loans at September 30, 2015 and December 31, 2014.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30, 2015		December 31, 2014
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$10,937	0.9%	$12,771	1.1%
Unsecured to residential developers	7,103	0.6	7,496	0.7
Vacant and unimproved	41,436	3.5	50,372	4.5
Commercial development	1,472	0.1	4,082	0.4
Residential improved	69,073	5.8	69,612	6.2
Commercial improved	286,477	24.0	269,757	24.1
Manufacturing and industrial	88,619	7.4	76,441	6.9
Total commercial real estate	505,117	42.3	490,531	43.9
Commercial and industrial	376,966	31.6%	327,674	29.3%
Total commercial	882,083	73.9	818,205	73.2

Consumer
Residential mortgage	204,185	17.1	190,249	17.0
Unsecured	678	0.1	948	0.1
Home equity	96,892	8.1	98,887	8.8
Other secured	9,040	0.8	10,194	0.9
Total consumer	310,795	26.1	300,278	26.8
Total loans	$1,192,878	100.0%	$1,118,483	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 42% of the total loan portfolio at September 30, 2015 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans increased $14.6 million since December 31, 2014. Our commercial and industrial loan portfolio increased by $49.3 million to $377.0 million at September 30, 2015 and represented 32% of our loan portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 17% of portfolio loans at both September 30, 2015 and December 31, 2014.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during the first nine months of 2015 increased from the same period of 2014 as interest rates decreased late in the fourth quarter of 2014. We added two experienced mortgage lenders in the first quarter of 2015. We are also experiencing a shift in production to financing new home purchases versus refinancings.  We have not yet had to repurchase any residential mortgage loans sold to historical purchasers; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $3.4 million to $106.6 million at September 30, 2015 from $110.0 million at December 31, 2014, due primarily to a decrease in home equity loans.  Consumer loans comprised approximately 10% of our portfolio loans at September 30, 2015 and December 31, 2014.

Index
The following table shows our loan origination activity for portfolio loans during the first nine months of 2015, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$6,093	1.6%	$358
Unsecured to residential developers	---	---	---
Vacant and unimproved	4,058	1.1	254
Commercial development	1,148	0.3	574
Residential improved	40,324	10.6	233
Commercial improved	35,617	9.4	685
Manufacturing and industrial	29,128	7.7	1,214
Total commercial real estate	116,368	30.7	410
Commercial and industrial	165,020	43.5	59
Total commercial	281,388	74.2	92

Consumer
Residential mortgage	61,193	16.1	215
Unsecured	68	---	6
Home equity	33,812	8.9	79
Other secured	2,832	0.8	23
Total consumer	97,905	25.8	115
Total loans	$379,293	100.0%	97

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2015, nonperforming assets totaled $29.9 million compared to $36.7 million at December 31, 2014. Additions to other real estate owned in the first nine months of 2015 were $1.3 million, compared to $2.6 million in the first nine months of 2014.  Based on the loans currently in their redemption period, we expect there to be fewer additions to other real estate owned in the fourth quarter of 2015 than there were in the same period of 2014.  Proceeds from sales of foreclosed properties were $3.6 million in the first nine months of 2015, resulting in a net realized gain on sale of $237,000.  Proceeds from sales of foreclosed properties were $10.0 million in the first nine months of 2014 resulting in a net realized gain on sale of $475,000.  We expect the level of sales of foreclosed properties in the fourth quarter of 2015 to be higher than the levels experienced in each of the first three quarters of 2015.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of September 30, 2015, nonperforming loans totaled $4.2 million, or 0.35% of total portfolio loans, compared to $8.4 million, or 0.75% of total portfolio loans, at December 31, 2014.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $25.7 million at September 30, 2015 and $28.2 million at December 31, 2014. Of this balance at September 30, 2015, there were 50 commercial real estate properties totaling approximately $24.6 million. The remaining balance was comprised of 11 residential properties totaling approximately $1.1 million. Three commercial real estate properties comprised $11.6 million, or 45%, of total other real estate owned at September 30, 2015.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

Index
At September 30, 2015, our foreclosed asset portfolio had a weighted average age held in portfolio of 4.37 years. Below is a breakout of our foreclosed asset portfolio at September 30, 2015 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property Type	Carrying Value at September 30, 2015	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$798	---%	12.3%
Residential Lot	297	37.9	56.2
Multi-Family	---	---	---
Vacant Land	4,001	42.8	54.3
Residential Development	8,383	38.1	79.3
Commercial Office	538	38.8	59.5
Commercial Industrial	---	---	---
Commercial Improved	11,654	33.0	45.3
	$25,671	35.9	64.8

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2015	December 31, 2014
Nonaccrual loans	$4,139	$8,292
Loans 90 days or more delinquent and still accruing	72	134
Total nonperforming loans	4,211	8,426

Foreclosed assets	25,671	28,242
Repossessed assets	---	38
Total nonperforming assets (NPAs)	29,882	36,706
Accruing troubled debt restructurings (TDRs) (1)	37,911	46,197
Total NPAs and accruing TDRs	$67,793	$82,903

NPLs to total loans	0.35%	0.75%
NPAs to total assets	1.80%	2.32%

(1)	Comprised of approximately $24.2 million and $32.0 million of commercial loans and $13.7 million and $14.2 million of consumer loans whose terms have been restructured at September 30, 2015 and December 31, 2014, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

We had a total of $41.6 million of loans whose terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2015 and $53.4 million as of December 31, 2014.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive monthly payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Index
Based upon recently issued regulatory guidance, we have determined that in situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  This guidance was applied to loans outstanding at December 31, 2014, resulting in a reduction of $5.9 million in loans designated as TDR and impaired at that time.

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

Allowance for loan losses: The allowance for loan losses at September 30, 2015 was $18.2 million, a decrease of $745,000, compared to $19.0 million at December 31, 2014. The balance of the allowance for loan losses represented 1.53% of total portfolio loans at September 30, 2015 compared to 1.70% of total portfolio loans at December 31, 2014.  The allowance for loan losses to nonperforming loan coverage ratio increased from 225.04% at December 31, 2014 to 432.61% at September 30, 2015.

The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended September 30, 2015	Quarter Ended June 30, 2015	Quarter Ended March 31, 2015	Quarter Ended December 31, 2014	Quarter Ended September 30, 2014
Commercial loans	$882.1	$824.6	$829.6	$818.2	$753.8
Nonperforming loans	4.2	3.7	9.8	8.4	8.4
Other real estate owned and repo assets	25.7	26.3	27.1	28.3	28.8
Total nonperforming assets	29.9	30.0	36.9	36.7	37.2
Net charge-offs (recoveries)	(0.3)	---	(0.7)	0.1	(0.3)
Total delinquencies	2.9	1.9	2.5	2.8	5.1

Nonperforming loans continually declined since the first quarter of 2010 to $4.2 million at September 30, 2015.  As discussed earlier, we have had net loan recoveries in several quarters over the last two years and in six of the last seven quarters.  Our total delinquencies have continued to stabilize and were $2.9 million at September 30, 2015 and $5.1 million at September 30, 2014.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The allowance for loan losses decreased $745,000 in the first nine months of 2015 due to a negative provision for loan losses of $1.75 million for the nine months ended September 30, 2015 compared to a negative $2.75 million for the same period of 2014.  Net loan recoveries were $1.0 million for the nine months ended September 30, 2015, compared to net loan recoveries of $1.6 million for the same period in 2014. The ratio of net recoveries to average loans was (0.12)% on an annualized basis for the first nine months of 2015, compared to (0.20)% for the first nine months of 2014.

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

Impaired loans declined to $41.4 million at September 30, 2015 compared to $53.4 million at December 31, 2014.  The specific allowance for impaired loans decreased $586,000 to $3.5 million, compared to $4.1 million at December 31, 2014.  The specific allowance for impaired loans represented 8.4% of total impaired loans at September 30, 2015 and 7.6% at December 31, 2014.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

Index
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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $11.7 million at both September 30, 2015 and December 31, 2014.  This resulted in a general reserve percentage allocated at September 30, 2015 of 1.4% of commercial loans, a slight decrease from 1.5% at December 31, 2014.  The qualitative component of our general allowance allocated to commercial loans was stable at $11.7 million at September 30, 2015 and December 31, 2014.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at September 30, 2015 and $3.2 million at December 31, 2014.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $51.7 million at September 30, 2015, down $1.2 million from $52.9 million at December 31, 2014 as depreciation more than offset capital additions of current facilities during the first nine months of 2015.

Deposits and Other Borrowings: Total deposits increased $60.5 million to $1.37 billion at September 30, 2015, as compared to $1.31 billion at December 31, 2014.  Non-interest checking account balances increased $38.2 million during the first nine months of 2015.  Interest bearing demand account balances decreased $2.0 million and savings and money market account balances increased $53.9 million in the first nine months of 2015.  We decreased higher costing certificates of deposits by $29.6 million in the first nine months of 2015.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 32% of total deposits at September 30, 2015 and 31% at December 31, 2014.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Interest bearing demand, including money market and savings accounts, comprised 61% of total deposits at September 30, 2015 and 60% at December 31, 2014. Time accounts as a percentage of total deposits were 7% at September 30, 2015 and 9% at December 31, 2014.

Borrowed funds totaled $137.4 million at September 30, 2015, including $96.2 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $129.3 million at December 31, 2014, including $88.1 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds increased by $8.1 million in the first nine months of 2015 due to a $10.0 million advance taken in the first quarter of 2015, partially offset by annual payments on two amortizing Federal Home Loan Bank advances.

Index
CAPITAL RESOURCES

Total shareholders' equity of $149.7 million at September 30, 2015 increased $7.2 million from $142.5 million at December 31, 2014. The increase was primarily a result of net income of $9.3 million earned in the first nine months of 2015, partially offset by the payment of $2.7 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at September 30, 2015.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	Sept 30, 2015	June 30, 2015	March 31, 2015	Dec 31, 2014	Sept 30, 2014
Total capital to risk weighted assets	14.6%	15.1%	15.0%	15.6%	16.3%
Common Equity Tier 1 to risk weighted assets	10.5	10.9	10.7	N/A	N/A
Tier 1 capital to average assets	11.3	11.7	11.9	11.6	11.6

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2015 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, $1.8 million in 2013 and $1.9 million in 2014.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2015, the Bank held $100.3 million of federal funds sold and other short-term investments and $20.0 million in time deposits with other financial institutions with maturities of less than 18 months.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $354.2 million as of September 30, 2015.

Index
In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at September 30, 2015.

(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		57,875		27,554		4,761	---
Other borrowed funds		21,996		44,173		30,000	---
Total		$79,871		$71,727		$34,761	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At September 30, 2015, we had a total of $420.6 million in unused lines of credit, $112.5 million in unfunded loan commitments and $12.2 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In 2014, the Bank paid dividends to the Company totaling $4.1 million.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  The Company retained the remaining balance for general corporate purposes.  In the nine months ended September 30, 2015, the Bank paid a total of $3.8 million in dividends to the Company.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  The Company retained the remaining balance for general corporate purposes.  At September 30, 2015, the Bank had a retained earnings balance of $23.5 million.
During the first quarter of 2014, the Company received a payment from the Bank totaling $1.9 million, representing the Bank’s intercompany tax liability for the 2013 tax year.  During the first quarter of 2015, the Company also received a payment from the Bank totaling $4.0 million, representing the Bank’s intercompany tax liability for the 2014 tax year in accordance with the Company’s tax allocation agreement.  During the second and third quarters of 2015, the Company received payments from the Bank totaling $3.2 million, representing the Bank’s intercompany tax liability for the first nine months of 2015.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at September 30, 2015 was $5.1 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first nine months of 2015.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2015, we had gross deferred tax assets of $13.1 million, gross deferred tax liabilities of $2.5 million resulting in a net deferred tax asset of $10.6 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we would be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first nine months of 2015, we again concluded at September 30, 2015 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2015 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$177,807	0.11%	$47,009	2.73%
Interest rates up 100 basis points	178,700	0.61	46,336	1.26
No change	177,618	---	45,761	---
Interest rates down 100 basis points	170,264	(4.14)	45,176	(1.28)
Interest rates down 200 basis points	170,264	(4.14)	44,933	(1.81)

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

Index
Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2015, the end of the period covered by this report.

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

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  During the first quarter of 2015, the Company entered into a settlement agreement which terminated a legal action against the Company brought by former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III.  The description of that settlement in Part II Item 1 of the Company's Form 10-Q Quarterly Report for its quarter ended March 31, 2015 is here incorporated by reference.  As of September 30, 2015, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

Dated: October 22, 2015