Form 10-K
period 2015-12-31
MACATAWA BANK CORP
filed 2016-02-18
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2015, was $187,274,528 based on the closing sale price of $5.96 as reported on the Nasdaq Stock Market.  There were 33,925,113 outstanding shares of the Company's common stock as of February 17, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2016 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

At December 31, 2015, we had total assets of $1.73 billion, total loans of $1.20 billion, total deposits of $1.44 billion and shareholders’ equity of $152.0 million.  We recognized net income of $12.8 million in 2015, our fifth straight full year of profitability post recession. During 2015, 2014 and 2013, our interest income accounted for approximately 74%, 74% and 75%, respectively, of our consolidated operating revenue and our noninterest income accounted for approximately 26%, 26% and 25%, respectively, of our consolidated operating revenue. For additional information about our financial condition and results of operations, see our consolidated financial statements and related notes included in this report.

In response to our losses during 2008, 2009 and early 2010, our Board of Directors implemented additional corporate governance practices and disciplined business and banking principles, including more conservative lending principles.   These and other efforts were reflected in our results of operations for the past five years with lower levels of charge-offs and provisions for loan losses, reductions in operating expenses and reductions in balance sheet totals resulting in improvement in our regulatory capital and liquidity ratios.  We successfully completed our shareholder rights offering and public offering of common stock in June 2011 resulting in net proceeds of $20.3 million.  As of December 31, 2015, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2015.

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

(dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
Nonperforming loans	$756	$8,426	$12,335	$16,003	$28,946
Other repossessed assets	---	38	40	6	---
Other real estate owned	17,572	28,242	36,796	51,582	66,438
Total nonperforming assets	$18,328	$36,706	$49,171	$67,591	$95,384

Total delinquencies 30 days or greater past due	$1,371	$2,841	$5,520	$7,887	$13,138

Earnings in recent years have been impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties were $3.0 million, $3.1 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  During 2015, we added $2.5 million in other real estate and sold $11.6 million, allowing for a another year of meaningful reduction in our year-end balance.  We sold our largest remaining individual other real estate property late in the fourth quarter of 2015, recognizing a loss of $1.1 million.  Even with this large realized loss, our nonperforming asset costs declined slightly in 2015 compared to 2014.  Going forward, as further reductions in nonperforming assets are accomplished, we expect the costs associated with these assets to continue to decline thereby allowing for improved earnings in future periods.

Our earnings in 2015, 2014 and 2013 were favorably impacted by a negative provision for loan losses of $3.5 million, $3.4 million and $4.3 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2015 was primarily a result of the reversal of a portion of a specific reserve on an individual credit that was upgraded to accruing status in the fourth quarter of 2015 as well as net loan recoveries for the year.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2016.

The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

(dollars in thousands)	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Provision for loan losses	$(3,500)	$(3,350)	$(4,250)	$(7,100)	$(4,700)
Net charge-offs (recoveries)	(1,619)	(1,514)	(1,309)	802	11,085
Net charge-offs to average loans	(0.14)%	(0.14)%	(0.13)%	0.08%	0.99%
Nonperforming loans to total loans	0.06%	0.75%	1.18%	1.52%	2.70%
Loans transferred to ORE to average loans	0.22%	0.47%	0.34%	0.88%	3.42%
Performing troubled debt restructurings ("TDRs") to average loans	3.34%	4.47%	5.61%	6.24%	5.15%

During the economic downturn in 2008 and 2009, the State of Michigan entered into a recession earlier than the rest of the country and experienced heavy job loss as a result of the concentration the state has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results was profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during the past several years.  The state’s unemployment rate at the end of 2015 was 5.1%, down dramatically from 15.2% in June 2009.  The Grand Rapids and Holland area unemployment rate was 3.0% at the end of 2015.  Residential housing values and commercial real estate property values decreased significantly during the recession, but have shown signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area has stabilized and is now improving.  In the Grand Rapids market during 2015, there were 10% more living unit starts than in 2014. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 11% more living unit starts in 2015 than in 2014.  These improvements are on top of improved results in 2014 over 2013.  Also, these markets are now also seeing significant activity in duplex, condominium and apartment starts after years of virtually no activity.

In years immediately following the recession, we have diversified our loan portfolio structure by de-emphasizing commercial real estate loans. However, in 2014, we began cautiously increasing commercial real estate loans along with commercial and industrial loans, residential mortgages and other consumer loans.  Commercial real estate loans have increased from $472.3 million at December 31, 2013 to $490.5 million at December 31, 2014 and $508.7 million at December 31, 2015. Commercial and industrial loans have increased from $274.1 million at December 31, 2013 to $327.7 million at December 31, 2014 and $377.3 million at December 31, 2015.  Consumer loans have increased from $295.9 million at December 31, 2013 totaling $300.3 million at December 31, 2014 and $312.0 million at December 31, 2015.  With our improved financial condition, successful capital raise in 2011, and retained earnings growth, our focus has shifted to high quality loan portfolio growth.  We experienced strong commercial loan growth in the fourth quarter of 2014 and throughout 2015 and believe we are positioned for continued growth in 2016.

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

Products and Services

Loan Portfolio

We have historically offered a broad range of loan products to business customers, including commercial and industrial and commercial real estate loans, and to retail customers, including residential mortgage and consumer loans.  Given current soft economic conditions, new commercial loan origination activity has been lower than it was before the recession of 2008-2009.  However, select, well-managed loan renewal activity is taking place and we are seeing growth in our commercial and consumer loan portfolios and pipelines.  Following is a discussion of our various types of lending activities.

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

During the past three years, in an effort to further diversify our loan concentrations, we increased our targeted retention of residential mortgage loans, resulting in a $19.7 million increase in balances held in portfolio at December 31, 2015 compared to December 31, 2014.  For 2015, we retained loans representing 46% of the total dollar volume originated, compared to 39% in 2014.

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

(Dollars in thousands)	December 31
	2015		2014		2013		2012		2011
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$90,039	8%	$77,564	7%	$86,413	8%	$89,631	9%	$90,191	8
Real estate - mortgage	418,633	35	412,967	37	385,927	37	413,328	39	478,076	45
Commercial and industrial	377,298	31	327,674	29	274,099	26	259,700	25	227,051	21
Total commercial	885,970	74	818,205	73	746,439	72	762,659	72	795,318	74
Residential mortgage	209,972	18	190,249	17	188,648	18	182,625	17	156,891	15
Consumer	101,990	9	110,029	10	107,290	10	107,064	10	118,766	11
Total loans	1,197,932	100%	1,118,483	100%	1,042,377	100%	1,052,348	100%	1,070,975	100
Less: allowance for loan losses	(17,081)		(18,962)		(20,798)		(23,739)		(31,641)
Total loans receivable, net	$1,180,851		$1,099,521		$1,021,579		$1,028,609		$1,039,334

(1)	Consists of construction and development loans.

At December 31, 2015, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2015 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$29,430	$29,516	$31,093	$90,039
Real estate - mortgage	68,556	283,408	66,669	418,633
Commercial and industrial	198,321	158,464	20,513	377,298
Total Commercial	296,307	471,388	118,275	885,970
Residential mortgage	736	552	208,684	209,972
Consumer	5,912	35,025	61,053	101,990
Total Loans	$302,955	$506,965	$388,012	$1,197,932

	Maturing or Repricing
Loans above:
With predetermined interest rates	$88,730	$348,959	$110,757	$548,446
With floating or adjustable rates	550,022	46,030	52,695	648,747
Total (excluding nonaccrual loans)	$638,752	$394,989	$163,452	1,197,193
Nonaccrual loans				739
Total Loans				$1,197,932

(1)	Consists of construction and development loans.

Nonperforming Assets

Interest income totaling $3.6 million was recorded in 2015 on loans that were on a non-accrual status or classified as restructured as of December 31, 2015.  Additional interest income of $546,000 would have been recorded during 2015 on these loans had they been current in accordance with their original terms.  More information about the levels of nonperforming loan balances in 2011 through 2015 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2015 that were classified as substandard or worse per our internal risk rating system that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."  At December 31, 2015, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

A summary of our loan balances at the end of 2011 through 2015 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of 2011 through 2015 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  The Bank has not accepted or renewed brokered deposits since November of 2008.  We had no brokered deposits at December 31, 2015 or 2014.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid (dollars in thousands).

(Dollars in thousands)	December 31
	2015		2014		2013		2012		2011
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$395,814	---%	$359,384	---%	$317,332	---%	$323,368	---%	$296,926	---%
Interest bearing demand	339,698	0.1	274,100	0.1	272,689	0.1	225,250	0.2	185,591	0.2
Savings and money market accounts	487,087	0.2	449,623	0.2	472,920	0.4	420,553	0.5	369,758	0.6
Time	106,746	0.9	138,300	1.0	171,657	0.9	254,796	1.3	371,870	1.8
Total deposits	$1,329,345	0.2%	$1,221,407	0.2%	$1,234,598	0.3%	$1,223,967	0.5%	$1,224,145	0.7%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2015 (dollars in thousands).

Three months or less	$5,218
Over 3 months through 6 months	8,517
Over 6 months through 1 year	9,629
Over 1 year	9,452
$32,816

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

The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
U.S. Treasury and federal agency securities	$74,392	$67,164	$54,439	$42,564	$27,613
U.S. Agency MBS and CMOs	13,755	16,688	19,365	23,761	3,886
Tax-exempt state and municipal bonds	85,454	69,046	46,097	25,093	4,708
Taxable state and municipal bonds	28,763	25,293	26,328	27,296	16,716
Corporate bonds	14,813	13,766	11,212	7,526	1,081
Other equity securities	1,494	1,502	1,466	1,557	1,042
Total	$218,671	$193,459	$158,907	$127,797	$55,046

At December 31, 2015, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2015, we had no investment in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2015.

(Dollars in thousands)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years			No Contractual Maturity
	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount		Average Yield	Amount		Average Yield
U.S. Treasury and federal agency securities	$2,579	0.67%	$63,809	1.40%	$8,004	1.61%	$	---	---%	$	---	---%
U.S. Agency MBS and CMOs	---	---	---	---	1,576	2.41		12,179	2.07		---	---
Tax-exempt state and municipal bonds (1)	14,954	1.19	9,145	2.21	57,718	2.95		3,637	4.40		---	---
Taxable state and municipal bonds	3,775	2.74	22,741	2.51	2,247	2.08		---	---		---	---
Corporate bonds	2,513	1.23	12,300	1.35	---	---		---	---		---	---
Other equity securities	---	---	---	---	---	---		---	---		1,494	2.11
Total (1)	$23,821	1.38%	$107,995	1.72%	$69,545	2.75%		$15,816	2.59%		$1,494	2.11%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We began offering trust services in January 1999 to further provide for the financial needs of our customers.  As of December 31, 2015, the Trust Department managed assets of approximately $668.4 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2015, personal trust assets under management totaled approximately $363.8 million.  Our retirement plan services provide all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2015, retirement plan assets under management totaled approximately $304.6 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in western Michigan. This area includes two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan.  Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences, tourism, office and home furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies.  Grand Valley State University, a 25,000-student regional university with nearly 2,000 employees, has its three main campuses in our market area.  GVSU and several smaller colleges and university affiliates located in our market area help stabilize the local economy because they are not as sensitive to the fluctuations of the broader economy.  Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Alticor, Gentex, Spectrum Health, Haworth, Wolverine World Wide, Johnson Controls, General Motors, Gerber, Magna, SpartanNash and Meijer.

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

Employees

As of December 31, 2015, we had 342 full-time equivalent employees consisting of 303 full-time and 82 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

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

Recent Developments

Dodd-Frank Act:  The Dodd-Frank Act was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the Consumer Financial Protection Bureau ("CFPB"), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations.  The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing.  Those regulations became effective in January 2014.  In addition, the CFPB issued new regulations that changed the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act effective October 3, 2015.  Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

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

BASEL III:  On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks were required to transition into the new rule beginning on January 1, 2015.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 8 basis points in 2016.

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

Capital Requirements.  The FDIC has established the following minimum capital standards for FDIC insured banks:  a leverage requirement consisting of a ratio of Tier 1 capital to total average assets and risk-based capital requirements consisting of a ratio of total capital to total risk-weighted assets, a ratio of Tier 1 capital to total risk-weighted assets, and a ratio of common equity Tier 1 (CET1) capital to risk weighted assets.  Tier 1 capital consists principally of shareholders' equity.  Common equity Tier 1 capital excludes forms of stock that are not common stock.

Federal regulations define these capital categories as follows:

	CET1 Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Leverage Ratio

Well capitalized	6.5% or above	6% or above	10% or above	5% or above
Adequately capitalized	4.5% or above	4% or above	8% or above	4% or above
Undercapitalized	Less than 4.5%	Less than 4%	Less than 8%	Less than 4%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%	Less than 3%
Critically undercapitalized	--	--	--	Ratio of tangible equity to total assets of 2% or less

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

As of December 31, 2015, the Bank was categorized as “well capitalized”.  Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

We were profitable in 2011, 2012, 2013, 2014 and 2015. Earnings in these years were supported, in part, by negative provisions for loan losses and non-recurring events.  We have recorded negative provisions for loan losses of $3.5 million, $3.4 million, $4.3 million, $7.1 million and $4.7 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Earnings in 2012 were significantly impacted by the reversal of an $18.9 million valuation allowance on our deferred tax assets, the receipt of a large prepayment fee of $2.8 million, and large recoveries of previously charged-off loans.  We do not expect a similar level of negative provisions for loan losses in 2016, and non-recurring events with similar levels of positive impact on earnings are not likely to occur in 2016.

Our elevated level of nonperforming assets and other problem loans could continue to have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $18.3 million at December 31, 2015.  These elevated levels could continue to negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2015, we had approximately  $508.7 million of commercial real estate loans outstanding, which represented approximately 42.5% of our loan portfolio.  As of that same date, we had approximately $302.7 million in residential real estate loans outstanding, or approximately 25.2% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $886.0 million at December 31, 2015, comprising approximately 74.0% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $30.1 million, $29.8 million, $35.2 million, $48.9 million, $66.3 million, $95.7 million and $153.3 million at December 31, 2015, 2014, 2013, 2012, 2011, 2010 and 2009, respectively. While housing market activity has increased in 2014 and 2015, activity in our market area continues to be weaker than before the recession of 2008-2009. While improving, we expect the home builder market to continue to be soft and anticipate continued pressure on the home builder segment. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

We may face increased pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios.  In response to the financial crisis, purchasers of residential mortgage loans, such as government sponsored entities, have increased their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria.  As a result, while we have not yet been required to repurchase such loans, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

For the five-year period ended December 31, 2015, the Company has sold an aggregate of $517.9 million of residential mortgage loans on the secondary market.  As of December 31, 2015, the Company had thirteen pending make whole requests with respect to loans having an aggregate of $857,000 in principal amount, and had not realized any loss, related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2015.

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

During fiscal 2010, 2011, 2012, 2013 and 2014, the Federal Open Market Committee (“FOMC”) kept the target federal funds between 0% and 0.25%.  In December 2015, the FOMC increased the target federal funds rate by 25 basis points, representing the first increase in nearly a decade.  Based on comments made by the FOMC, we expect gradual increases during 2016, but the overall low interest rate environment is expected to continue in 2016.  The extended low interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

The Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the Consumer Financial Protection Bureau (the "CFPB"), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations.  The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing.  Those regulations became effective in January 2014.  In addition, the CFPB issued new regulations that changed the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act.  Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant, and could adversely impact the Company's results of operations, financial condition or liquidity.

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

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations.  We may need to raise additional capital to support our current level of assets or our growth.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all.  If we cannot raise additional capital when needed, our ability to expand our operations through organic growth or acquisitions could be materially limited.  Additional information on the capital requirements applicable to the Bank may be found under the heading "Regulatory Capital" in Note 17 in Item 8.

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

At December 31, 2015, our gross deferred tax asset was $11.3 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 18, 2016, were as follows:

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2015 and 2014 are set forth in the table below.

	2015			2014
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$6.10	$5.10	$0.02	$5.70	$4.93	$0.02
Second Quarter	5.57	5.04	0.03	5.32	4.75	0.02
Third Quarter	5.35	5.05	0.03	5.26	4.70	0.02
Fourth Quarter	5.49	5.19	0.03	5.52	4.77	0.02

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 18, 2016, there were approximately 667 owners of record and approximately 5,424 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the SNL Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2010 at the initial price of $4.12 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Macatawa Bank Corporation	100.00	55.34	70.15	121.36	134.12	152.29
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2015.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share

Period
October 1 - October 31, 2015
Employee Transactions	---	---
November 1 - November 30, 2015
Employee Transactions	17,396	$5.72
December 1 - December 31, 2015
Employee Transactions	10,627	$5.94
Total for Fourth Quarter ended December 31, 2015
Employee Transactions	28,023	$5.80

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition " included elsewhere in this report.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Financial Condition
Total assets	$1,729,643	$1,583,846	$1,517,405	$1,560,718	$1,507,667
Securities	218,671	193,459	158,907	127,797	55,046
Loans	1,197,932	1,118,483	1,042,377	1,052,348	1,070,975
Deposits	1,435,512	1,306,325	1,249,734	1,286,261	1,215,289
Long-term debt	41,238	41,238	41,238	42,888	42,888
Other borrowed funds	96,169	88,107	89,991	91,822	148,603
Shareholders' equity	151,977	142,519	132,522	130,507	94,426
Share Information*
Basic earnings (loss) per common share	$0.38	$0.31	$(0.29)	$1.31	$0.26
Diluted earnings (loss) per common share	0.38	0.31	(0.29)	1.31	0.26
Book value per common share	4.48	4.21	3.92	3.59	2.26
Tangible book value per common share	4.48	4.21	3.92	3.59	2.26
Dividends per common share	0.11	0.08	---	---	---
Dividend payout ratio	28.95%	25.81%	---%	---%	---%
Average dilutive common shares outstanding	33,891,429	33,803,030	27,161,888	27,086,792	22,739,990
Common shares outstanding at period end	33,925,113	33,866,789	33,801,097	27,203,825	27,082,823
Operations
Interest income	$49,386	$46,988	$48,620	$57,276	$60,779
Interest expense	5,306	5,596	7,337	9,814	14,480
Net interest income	44,080	41,392	41,283	47,462	46,299
Provision for loan losses	(3,500)	(3,350)	(4,250)	(7,100)	(4,700)
Net interest income after provision for loan losses	47,580	44,742	45,533	54,562	50,999
Total noninterest income	17,793	16,214	16,141	15,628	14,892
Total noninterest expense	46,953	45,910	47,855	53,283	60,062
Income before income tax	18,420	15,046	13,819	16,907	5,829
Federal income tax (benefit)	5,626	4,573	4,270	(18,583)	---
Net income	12,794	10,473	9,549	35,490	5,829
Dividend declared on preferred shares**	---	---	(17,575)	---	---
Net income (loss) attributable to common shares	12,794	10,473	(8,026)	35,490	5,829
Performance Ratios
Return on average equity	8.68%	7.58%	7.11%	34.39%	7.08%
Return on average assets	0.79	0.70	0.63	2.37	0.38
Yield on average interest-earning assets	3.36	3.48	3.58	4.21	4.32
Cost on average interest-bearing liabilities	0.49	0.56	0.69	0.92	1.26
Average net interest spread	2.87	2.92	2.89	3.29	3.06
Average net interest margin	3.01	3.07	3.05	3.49	3.29
Efficiency ratio	75.89	79.70	83.34	84.46	98.15
Capital Ratios
Period-end equity to total assets	8.79%	9.00%	8.73%	8.36%	6.26%
Average equity to average assets	9.10	9.25	8.90	6.89	5.37
Total risk-based capital ratio (consolidated)	14.80	15.55	15.69	14.98	13.15
Credit Quality Ratios
Allowance for loan losses to total loans	1.43%	1.70%	2.00%	2.26%	2.95%
Nonperforming assets to total assets	1.06	2.32	3.24	4.33	6.33
Net charge-offs to average loans	(0.14)	(0.14)	(0.13)	0.08	0.99

*Retroactively adjusted to reflect the effect of all stock splits and dividends
**2013 reflects effect of induced exchange of preferred stock to common stock

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

At December 31, 2015, we had total assets of $1.73 billion, total loans of $1.20 billion, total deposits of $1.44 billion and shareholders' equity of $152.0 million.  We recognized net income of $12.8 million in 2015 compared to net income of $10.5 million in 2014. As of December 31, 2015, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2015.

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

This paved the way for the Company to resume payment of quarterly cash dividends to common shareholders.  Beginning with the first quarter of 2014, the Company paid a cash dividend of $0.02 per share in each quarter of 2014, after a hiatus of over five years.  In the second quarter of 2015, the Company increased this cash dividend by 50%, to $0.03 per share and continued to pay at this level for the third and fourth quarters of 2015.

Over the past five years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Nonperforming loans	$756	$8,426	$12,335	$16,003	$28,946
Other repossessed assets	---	38	40	6	---
Other real estate owned	17,572	28,242	36,796	51,582	66,438
Total nonperforming assets	$18,328	$36,706	$49,171	$67,591	$95,384

Total loan delinquencies 30 days or greater past due	$1,371	$2,841	$5,520	$7,887	$13,138

Earnings in recent years have been impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $3.0 million, $3.1 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  We sold our largest remaining individual other real estate property late in the fourth quarter of 2015, recognizing a loss of $1.1 million.  Even with this large recognized loss, our total nonperforming asset costs declined slightly in 2015 compared to 2014.  Going forward, as further reductions in nonperforming assets are accomplished, we expect the costs associated with these assets to continue to decline thereby allowing for improved earnings in future periods.

Our earnings in 2015, 2014 and 2013 were favorably impacted by negative provision for loan losses of $3.5 million, $3.4 million and $4.3 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2015 was the result of the reversal of a portion of a specific reserve on an individual credit that was upgraded to accruing status in the fourth quarter of 2015 as well as the net loan recoveries for the year.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.  We do not expect a similar level of negative provision for loan losses in 2016.

We had our third consecutive full year of net recoveries in 2015.  The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the year ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Provision for loan losses	$(3,500)	$(3,350)	$(4,250)	$(7,100)	$(4,700)
Net charge-offs (recoveries)	(1,619)	(1,514)	(1,309)	802	11,085
Net charge-offs to average loans	(0.14)%	(0.14)%	(0.13)%	0.08%	0.99%
Nonperforming loans to total loans	0.06%	0.75%	1.18%	1.52%	2.70%
Loans transferred to ORE to average loans	0.22%	0.47%	0.34%	0.88%	3.42%
Performing troubled debt restructurings to average loans	3.34%	4.47%	5.61%	6.24%	5.15%

During the economic downturn in 2008 and 2009, the State of Michigan entered into a recession earlier than the rest of the country and experienced heavy job loss as a result of the concentration the state has related to the automotive industry.  Our market areas of Grand Rapids and Holland fared better than the state as a whole, but nevertheless the impact of our local economy on our results was profound.  The recession and job loss impacted housing values, commercial real estate values and consumer activity.  Improvement has been evident during the past several years.  The state’s unemployment rate at the end of 2015 was 5.1%, down dramatically from 15.2% in June 2009.  The Grand Rapids and Holland area unemployment rate was 3.0% at the end of 2015.  Residential housing values and commercial real estate property values decreased significantly during the recession, but have shown signs of stabilization, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area has stabilized and is now improving.  In the Grand Rapids market during 2015, there were 10% more living unit starts than in 2014. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 11% more living unit starts in 2015 than in 2014.  These improvements are on top of improved results in 2014 over 2013.  Also, these markets are now also seeing significant activity in duplex, condominium and apartment starts after years of virtually no activity.

In years immediately following the recession, we diversified our loan portfolio structure by de-emphasizing commercial real estate loans. However, in 2014, we began cautiously increasing commercial real estate loans along with commercial and industrial loans, residential mortgages and other consumer loans.  Commercial real estate loans have increased from $472.3 million at December 31, 2013 to $490.5 million at December 31, 2014 and $508.7 million at December 31, 2015. Commercial and industrial loans have increased from $274.1 million at December 31, 2013 to $327.7 million at December 31, 2014 and $377.3 million at December 31, 2015.  Consumer loans have increased from $295.9 million at December 31, 2013 to totaling $300.3 million at December 31, 2014 and $312.0 million at December 31, 2015.  With our improved financial condition, successful capital raise in 2011, and retained earnings growth, our focus has shifted to high quality loan portfolio growth.  We experienced strong commercial loan growth in the fourth quarter of 2014 and throughout 2015 and believe we are positioned for continued growth in 2016.

RESULTS OF OPERATIONS

Summary: Net income was $12.8 million ($18.4 million on a pretax basis) for 2015, compared to net income of $10.5 million ($15.0 million on a pretax basis) for 2014 and $9.5 million ($13.8 million on a pretax basis) for 2013.  Earnings (loss) per common share on a diluted basis was $0.38 for 2015, $0.31 for 2014 and $(0.29) for 2013.  Earnings (loss) per share for 2013 was affected by a one-time, non-cash reduction to net income available to common shares of $17.6 million representing the impact of the preferred stock exchange completed on December 30, 2013.

Earnings in each period were positively impacted by negative provisions for loan losses ($3.5 million in 2015, $3.4 million in 2014 and $4.3 million in 2013).  These negative provisions resulted from reduced levels of nonperforming loans, improved asset quality and reduced levels of chargeoffs.  These items are discussed more fully below.

We continued our improvement in nonperforming asset expenses in 2015.  Costs associated with nonperforming assets were $3.0 million in 2015, compared to $3.1 million in 2014 and $5.5 million in 2013.  Lost interest from nonperforming assets decreased to approximately $1.4 million for 2015, compared to $1.9 million for 2014 and $2.4 million for 2013.  Each of these items are discussed more fully below.

Net Interest Income: Net interest income totaled $44.1 million during 2015, compared to $41.4 million during 2014 and $41.3 million in 2013.

The increase in net interest income during 2015 compared to 2014 was our second straight year with an increase in core net interest income, following several years of declining net interest income.  This increase was due to an increase in average earning assets of $129.4 million from $1.35 billion in 2014 to $1.48 billion in 2015. Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") decreased by 6 basis points compared to 2014.  As is customary in the banking industry, interest income on tax-exempt securities is adjusted in the computation of the yield on tax-exempt securities and net interest margin using a 35% tax rate to report these items on a fully taxable equivalent basis.

The increase in net interest income during 2014 compared to 2013 was our first annual increase in core net interest income in several years.  This increase was due to a positive shift in asset mix and a reduction in our cost of funds.  Our net interest margin increased by 2 basis points compared to 2013.  Average interest earning assets decreased slightly from $1.36 billion in 2013 to $1.35 billion in 2014.

The yield on earning assets decreased 12 basis points from 3.48% for 2014 to 3.36% for 2015, and decreased 10 basis points to 3.48% for 2014 from 3.58 % for 2013.  The decreases were due to decreases in the yield on our commercial, residential and consumer loan portfolios, which repriced in the generally lower rate environment during 2014 and 2015.  Our margin was negatively impacted by our decision to hold significant balances in liquid and short-term investments in the past three years.  In 2014 and 2015, we began to see positive impact on our net interest margin from deploying some of these balances into higher yielding assets, including investment securities and portfolio loans.  Also, the Federal Reserve Board increased the target federal funds rate by 25 basis points in December 2015 and is expected to follow a systematic process of slowly increasing this target rate in 2016 and beyond.  With these developments, we expect our net interest margin to be positively impacted in 2016.

Our net interest margin for 2015 benefitted from a 7 basis point decrease in our cost of funds from 0.56% for 2014 to 0.49% for 2015.  Average interest bearing liabilities increased from $992.0 million in 2014 to $1.07 billion in 2015.  Our net interest margin for 2014 benefitted from a 13 basis point decrease in our cost of funds from 0.69% for 2013 to 0.56% for 2014.  Average interest bearing liabilities decreased from $1.05 billion in 2013 to $992.0 million in 2014.  Decreases in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds for each period.  With the recent increase in the federal funds rate, we anticipate some increase in our funding costs, but with a lesser impact than on our interest earning assets.

Margin continued to be dampened by the impact of our elevated levels of nonperforming assets, including other real estate owned and nonaccrual loans.  However, as we work to further reduce these levels, our margin is expected to continue to benefit.  The estimated negative impact of these nonperforming assets on net interest margin decreased from 18 basis points in 2013 to 14 basis points in 2014 and 9 basis points in 2015.

We are encouraged by the increase in higher yielding average earning assets in 2015 and expect these balances to continue to increase in 2016, which should positively affect net interest income.

The following table shows an analysis of net interest margin for the years ended December 31, 2015, 2014 and 2013.

	For the years ended December 31,
	2015			2014			2013
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
	(Dollars in thousands)
Assets
Taxable securities	$123,126	$2,065	1.67%	$120,980	$2,006	1.66%	$108,079	$1,798	1.67%
Tax-exempt securities (1)	77,418	1,557	3.26	57,445	1,161	3.16	33,930	742	3.44
Loans (2)	1,153,265	44,857	3.85	1,050,100	42,911	4.04	1,034,775	45,201	4.32
Federal Home Loan Bank stock	11,430	472	4.07	11,319	471	4.10	11,236	393	3.45
Federal funds sold and other short-term investments	119,036	435	0.36	115,021	439	0.38	167,833	486	0.29
Total interest earning assets (1)	1,484,275	49,386	3.36	1,354,865	46,988	3.48	1,355,853	48,620	3.58

Noninterest earning assets:
Cash and due from banks	25,956			26,108			24,033
Other	108,544			113,113			129,954
Total assets	$1,618,775			$1,494,086			$1,509,840

Liabilities
Deposits:
Interest bearing demand	$339,698	$381	0.12%	$274,100	$308	0.11%	$272,689	$369	0.13%
Savings and money market accounts	487,087	893	0.19	449,623	936	0.21	472,920	1,999	0.43
Time deposits	106,746	936	0.87	138,300	1,332	0.96	171,657	1,625	0.94
Borrowings:
Other borrowed funds	94,893	1,765	1.83	88,714	1,709	1.90	90,580	1,781	1.94
Long-term debt	41,238	1,331	3.18	41,238	1,311	3.14	41,238	1,450	3.47
Subordinated debt	---	---	---	---	---	---	1,013	113	11.10
Total interest bearing liabilities	1,069,662	5,306	0.49	991,975	5,596	0.56	1,050,097	7,337	0.69

Noninterest bearing liabilities:
Noninterest bearing demand accounts	395,814			359,384			317,332
Other noninterest bearing liabilities	5,963			4,585			8,070
Shareholders' equity	147,336			138,142			134,341
Total liabilities and shareholders' equity	$1,618,775			$1,494,086			$1,509,840

Net interest income		$44,080			$41,392			$41,283

Net interest spread (1)			2.87%			2.92%			2.89%
Net interest margin (1)			3.01%			3.07%			3.05%
Ratio of average interest earning assets to average interest bearing liabilities	138.76%			136.58%			129.12%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)	Loan fees of $550,000, $583,000 and $548,000 for 2015, 2014 and 2013 are included in interest income. Includes average nonaccrual loans of approximately $5.2 million, $12.6 million and $14.7 million for 2015, 2014 and 2013.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2015 vs 2014 Increase (Decrease) Due to			2014 vs 2013 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income
Taxable securities	$36	$23	$59	$214	$(6)	$208
Tax-exempt securities	408	(12)	396	534	(115)	419
Loans	4,041	(2,095)	1,946	646	(2,936)	(2,290)
Federal Home Loan Bank stock	5	(4)	1	3	75	78
Federal funds sold and other short-term investments	15	(19)	(4)	(175)	128	(47)
Total interest income	4,505	(2,107)	2,398	1,222	(2,854)	(1,632)

Interest expense
Interest bearing demand	$74	(1)	$73	$2	(63)	$(61)
Savings and money market accounts	74	(117)	(43)	(94)	(969)	(1,063)
Time deposits	(284)	(112)	(396)	(321)	28	(293)
Other borrowed funds	115	(59)	56	(36)	(36)	(72)
Long-term debt	---	20	20	---	(139)	(139)
Subordinated debt	---	---	---	(113)	---	(113)
Total interest expense	(21)	(269)	(290)	(562)	(1,179)	(1,741)
Net interest income	$4,526	$(1,838)	$2,688	$1,784	$(1,675)	$109

Provision for Loan Losses: The provision for loan losses for 2015 was a negative $3.5 million compared to a negative $3.4 million for 2014 and a negative $4.3 million for 2013. The negative provisions in each period were the result of continued significant declines in the level of net charge-offs, reduction in the balances and required reserves on nonperforming loans and stabilizing real estate values on problem credits.  Of the $3.5 million negative provision for loan losses in 2015, $2.0 million was attributable to a reduction in specific reserve on our largest individual impaired loan relationship.  This loan relationship was upgraded to accruing status in the fourth quarter of 2015 upon the sale of the company and multiple years of profitable operations and positive cash flows.  As such, with the upgrade, we changed our method of estimating the specific reserve from one based on liquidation value to one based on expected cash flow from operations.  This resulted in the $2.0 million reduction in the required reserve discussed above.  Net charge-offs were $58.0 million in 2009, $29.7 million in 2010, $11.1 million in 2011, and $802,000 in 2012, turning to net recoveries of $1.3 million in 2013, $1.5 million in 2014 and $1.6 million in 2015.  The lower level of net charge-offs was a result of a slowing in the rate of declines in real estate values, success at reducing our levels of nonperforming loans and positive results from our aggressive collection recovery efforts.

We continue to see an increase in the quality of some credits within our loan portfolio resulting in an improved loan grade. Over the past three years, we have experienced improvements in our weighted average loan grade. Our weighted average commercial loan grade was 3.77 at December 31, 2015 reflecting improvement compared to 3.78 at December 31, 2014, 3.88 at December 31, 2013 and 4.01 at December 31, 2012. We believe efforts that began in late 2009 and in early 2010 to improve loan administration and loan risk management practices have had a significant impact, ultimately allowing for the reduction in the level of the allowance for loan losses since then.

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

Noninterest Income: Noninterest income totaled $17.8 million in 2015, compared to $16.2 million in 2014 and $16.1 million in 2013.  The components of noninterest income are shown in the table below (in thousands):

	2015	2014	2013
Service charges and fees on deposit accounts	$4,377	$4,334	$4,129
Net gains on mortgage loans	2,925	1,939	2,554
Trust fees	2,927	2,701	2,413
Gain as sales of securities	129	75	120
ATM and debit card fees	4,750	4,654	4,325
Bank owned life insurance (“BOLI”) income	663	678	713
Investment services fees	1,068	1,002	943
Other income	954	831	944
Total noninterest income	$17,793	$16,214	$16,141

Revenue from deposit services was $4.4 million in 2015, compared to $4.3 million in 2014 and $4.1 million in 2013.  The increase from 2014 to 2015 was due primarily to better penetration into our business customer base in providing fee-based services.   The increase from 2013 to 2014 was due primarily to increased levels of returned check fees, changes in pricing of certain analysis products and increased deposit balances.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Gain on sales of loans	$2,925	$1,939	$2,554

Real estate mortgage loans originated for sale	$99,998	$73,516	$107,988
Real estate mortgage loans sold	102,494	75,023	116,757
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	2.85%	2.58%	2.19%

As demonstrated in the table above, mortgage volume declined in 2014 from 2013.  Mortgage rates increased in the second half of 2013, reducing the residential mortgage volume and thus reducing gains on mortgage loans in the latter half of 2013 and into 2014.  During the past two years, we have seen a shift in our mortgage production from refinance activity to purchase activity.  Volume increased again in 2015 as a result of the continued low mortgage rate environment, our focus on increasing originations from purchase activity and the addition of a couple of residential mortgage lenders in 2015.  We have also increased our gain margin over the past few years by increasing our number of investors and focus on pricing.

Trust service revenue increased $226,000 in 2015 after having increased $288,000 in 2014.   These increases were due to growth in our trust service customer base, improvements in general market conditions, and our improved financial condition.  Our financial performance in previous years and the existence of our previous regulatory orders likely impacted how we were perceived in the marketplace, resulting in challenges to retain trust customers and maintain levels of trust revenue.  We believe that our improved financial performance in the past several years and the termination of our previous regulatory orders had a positive impact on our trust service revenue in 2014 and 2015.

ATM and debit card processing income increased $96,000 in 2015 to $4.8 million, following an increase of $329,000 in 2014 over 2013.  These increases reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.  Our recent rollout of our uChoose Rewards program had a positive impact on this income in 2015 and is expected to contribute to further increases in 2016.

We sold securities resulting in net gains of $129,000 in 2015, $75,000 in 2014 and $120,000 in 2013.  The sales in 2015 and 2014 were done to reposition certain holdings in our investment portfolio in response to changes in market rates during the years.  The sales in 2013 were made due to downgrades of the individual investments sold.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk.

Other categories of noninterest income totaled $2.7 million in 2015, $2.5 million in 2014 and $2.6 million in 2013.  Investment service fees were up $66,000 in 2015 and $59,000 in 2014 due to our focus on these services and improvement in stock market performance.  Earnings from bank owned life insurance decreased by $15,000 in 2015 compared to 2014 as the underlying investments performed slightly better in 2014 than in 2015.  This followed a reduction in bank owned life insurance earnings of $35,000 from 2013 to 2014, again due to the performance of the underlying investments.  ORE rental income was $176,000 in 2015, compared to $146,000 in 2014 and $304,000 in 2013.  The year over year changes were a result of changes in certain rental income producing properties.

Noninterest Expense: Noninterest expense was $47.0 million in 2015, $45.9 million in 2014 and $47.9 million in 2013.  Our noninterest expense areas reflected our active management of controllable costs to offset the high level of nonperforming assets costs.  These costs have decreased during the periods presented as well.  The components of noninterest expense are shown in the table below (in thousands):

	2015	2014	2013
Salaries and benefits	$24,668	$23,137	$23,012
Occupancy of premises	3,714	3,840	3,756
Furniture and equipment	3,237	3,190	3,224
Legal and professional	833	846	680
Marketing and promotion	951	1,056	990
Data processing	2,483	2,423	2,306
FDIC assessment	1,137	1,218	1,458
Interchange and other card expense	1,151	1,109	1,300
Bond and D&O insurance	584	659	740
Administration and disposition of problem assets	3,032	3,071	5,524
Outside services	1,469	1,597	1,606
Other noninterest expense	3,694	3,764	3,259
Total noninterest expense	$46,953	$45,910	$47,855

Salaries and benefit expense was the largest component of noninterest expense and was $24.7 million in 2015, $23.1 million in 2014 and $23.0 million in 2013.  The increase in 2015 was primarily driven by salary and wage performance adjustments, higher commissions to mortgage loan officers due to their higher origination volumes in 2015, and an increase in medical insurance costs driven by higher claims experience in 2015.  The increase in 2014 was primarily due to salary and wage performance adjustments, partially offset by reduced medical insurance costs driven by lower claims experience in 2014.

Costs associated with nonperforming assets remained elevated, but have decreased in each of the past three years, totaling $3.0 million in 2015 compared to $3.1 million in 2014 and $5.5 million in 2013.  These costs included legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Of the $3.0 million in nonperforming asset costs in 2015, $1.1 million represented a loss on the sale of our largest individual other real estate owned property in December 2015.  This sale alone reduced the carrying value of our other real estate portfolio by $7.6 million.  Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	2015	2014	2013
Legal and professional – nonperforming assets	$278	$362	$882
Repossessed and foreclosed property administration	1,103	1,710	2,817
Net losses on repossessed and foreclosed properties	1,651	999	1,825
Total	$3,032	$3,071	$5,524

As problems loans move through the collection process, the costs associated with nonperforming assets have remained elevated, yet have decreased significantly during each of the past three years.  During 2015, we added $2.5 million in other real estate and sold $11.5 million, allowing for a meaningful reduction in our year end balance.  This compares to 2014, when we added $4.9 million in other real estate and sold $12.5 million and 2013 when we added $3.5 million in other real estate and sold $16.5 million.  Looking forward to 2016, we expect this trend to continue and should see meaningful reductions in the balances of other real estate owned and the related nonperforming asset carry costs.

Legal and professional fees totaled $833,000 in 2015, $846,000 in 2014 and $680,000 in 2013.  These expenses have been unusually high in recent years as a result of legal fees associated with consultation related to our previous regulatory orders we had been under and our implementation of additional corporate governance procedures, including more consultation with corporate legal counsel.  These fees were also elevated in 2014 and 2015 as a result of expenses incurred in defending the Bank against legal action brought by the Bank’s former Chairman and Chief Executive Officer in early 2014.  As discussed below, this matter was settled in February 2015.  As a result of the resolution of the regulatory orders and this legal action, we anticipate further reductions in legal and professional expenses in 2016.

FDIC assessments decreased to $1.1 million in 2015 compared to $1.2 million in 2014 and $1.5 million in 2013 primarily due to the termination of our previous regulatory orders and resulting favorable change in our assessment category.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Insurance costs for bond and directors and officers (“D&O”) insurance decreased from $740,000 in 2013 to $659,000 in 2014 and $584,000 in 2015.  The reductions experienced in 2014 and 2015 were a result of the improvement in our regulatory status and financial condition, which demonstrated to the insurance carriers lower risk and resulted in a reduction in premiums charged.

Occupancy expense decreased $126,000 in 2015 following an increase of $84,000 in 2014.  Furniture and equipment expense was up $47,000 in 2015 after decreases of $34,000 in 2014 and $35,000 in 2013.  Both occupancy and furniture and equipment expenses were stable over these years due to our continued efforts to manage facility costs.  Marketing expenses decreased $105,000 in 2015 following an increase of $66,000 in 2014.  The increase in 2014 was due to a couple of significant marketing campaigns.  One was a special consumer and home equity loan promotion and the other was the launch of our new logo and related brand awareness campaign, particularly in the Grand Rapids market.

Other noninterest expenses not discussed above were $5.2 million in 2015, compared to $5.4 million in 2014 and $5.0 million in 2013. On February 10, 2015, we entered into a settlement agreement with our former Chairman and Chief Executive Officer to resolve litigation he brought against the Bank in early 2014 for payment under an employment agreement.  The settlement totaled $516,000, net of insurance proceeds, and was included in other noninterest expense in 2014.  This accounts for all of the increase in other noninterest expense in 2014.

Federal Income Tax Expense:  We recorded federal income tax expense of $5.6 million in 2015, $4.6 million in 2014 and $4.3 million in 2013.  From June 30, 2009 to December 31, 2012, we had concluded that a full valuation allowance needed to be maintained for all of our net deferred tax assets based primarily on our net operating losses in 2008 and 2009 and the continued challenging environment confronting banks at that time. At December 31, 2012, we concluded that the valuation allowance was no longer required and the $18.9 million valuation allowance was reversed.  Our effective tax rate was 31% for 2015 30% for 2014 and 31% for 2013.

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

Total assets were $1.730 billion at December 31, 2015, an increase of $145.8 million from $1.584 billion at December 31, 2014. This change reflected increases of $52.0 million in cash and cash equivalents, $4.9 million in securities available for sale, $20.3 million in securities held to maturity and $79.4 million in our loan portfolio, partially offset by decreases of $10.7 million in other real estate owned and $3.4 million in net deferred tax asset. Total deposits increased by $129.2 million and other borrowed funds were up by $8.1 million at December 31, 2015 compared to December 31, 2014.

Total shareholders’ equity increased by $9.5 million from December 31, 2014 to December 31, 2015.  Shareholders’ equity was increased by $12.8 million of net income in 2015, partially offset by cash dividends of $3.7 million, or $0.11 per share.  Shareholders’ equity was also increased by $286,000 in 2015 as a result of a swing in other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2015, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $181.5 million at December 31, 2015 compared to $129.5 million at December 31, 2014. This $52.0 million increase was a result of deposit growth exceeding loan growth during 2015 and a seasonal increase in deposits at year end.

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

Securities: Securities available for sale were $166.8 million at December 31, 2015 compared to $161.9 million at December 31, 2014. The balance at December 31, 2015 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $31.6 million at December 31, 2014 to $51.9 million at December 31, 2015.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $79.4 million to $1.20 billion at December 31, 2015 compared to $1.12 billion at December 31, 2014. During 2015, our commercial portfolio increased by $67.8 million, while our residential portfolio increased by $19.7 million and our consumer portfolio decreased by $8.1 million.

The volume of residential mortgage loans originated for sale in 2015 increased compared to 2014 due to the mortgage rate environment and our increase in the number of residential mortgage lenders. Residential mortgage loans originated for sale were $100.0 million in 2015 compared to $73.5 million in  2014 and $108.0 million in 2013.

Our commercial loan portfolio balances declined in recent years leading up to 2014 reflecting the continued soft economic conditions in west Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized and we experienced year over year growth in commercial loan balances for the first time in many years in 2014, increasing $71.8 million from December 31, 2013 and increasing another $67.8 million in 2015.  We plan to continue measured, high quality loan portfolio growth in 2016.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 74% of the total loan portfolio at December 31, 2015 and 73% at December 31, 2014. Residential mortgage and consumer loans comprised approximately 26% of total loans at December 31, 2015 and 27% at December 31, 2014.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2015		December 31, 2014
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$10,448	0.9%	$12,771	1.1%
Unsecured to residential developers	7,372	0.6	7,496	0.7
Vacant and unimproved	42,881	3.6	50,372	4.5
Commercial development	559	---	4,082	0.4
Residential improved	67,922	5.7	69,612	6.2
Commercial improved	289,651	24.2	269,757	24.1
Manufacturing and industrial	89,839	7.5	76,441	6.9
Total commercial real estate	508,672	42.5	490,531	43.9
Commercial and industrial	377,298	31.5%	327,674	29.3%
Total commercial	885,970	74.0	818,205	73.2

Consumer
Residential mortgage	209,972	17.5	190,249	17.0
Unsecured	637	0.1	948	0.1
Home equity	92,716	7.7	98,887	8.8
Other secured	8,637	0.7	10,194	0.9
Total consumer	311,962	26.0	300,278	26.8
Total loans	$1,197,932	100.0%	$1,118,483	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 43% of the total loan portfolio at December 31, 2015 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans increased $18.1 million since December 31, 2014. Our commercial and industrial loan portfolio increased by $49.6 million to $377.3 million at December 31, 2015 and represented 32% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18% of portfolio loans at December 31, 2015 and 17% at December 31, 2014.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during 2015 increased from 2014 as interest rates remained low throughout 2015 and a shift in production to financing new home purchases versus refinancings.  We have not yet had to repurchase any residential mortgage loans sold to historical purchasers; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $8.0 million to $102.0 million at December 31, 2015 from $110.0 million at December 31, 2014 primarily due to a decrease in home equity loans.  Consumer loans comprised approximately 9% of our portfolio loans at December 31, 2015 and 10% at  December 31, 2014.

The following table shows our loan origination activity for portfolio loans during 2015, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$6,219	1.3%	$327
Unsecured to residential developers	107	---	54
Vacant and unimproved	4,733	1.0	263
Commercial development	1,622	0.4	541
Residential improved	76,672	16.5	326
Commercial improved	45,995	9.9	648
Manufacturing and industrial	35,080	7.5	1,096
Total commercial real estate	170,428	36.6	448
Commercial and industrial	164,239	35.3	655
Total commercial	334,667	71.9	530

Consumer
Residential mortgage	82,200	17.7	217
Unsecured	179	---	13
Home equity	44,888	9.7	79
Other secured	3,318	0.7	20
Total consumer	130,585	28.1	116
Total loans	$465,252	100%	265

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2015, nonperforming assets totaled $18.3 million compared to $36.7 million at December 31, 2014. Additions to other real estate owned in 2015 were $2.5 million, compared to $4.9 million in 2014.  Based on the loans currently in their redemption period, we expect there to be fewer additions to other real estate owned in 2016 than there were in 2015.  Proceeds from sales of foreclosed properties were $11.5 million in 2015, resulting in a net realized loss on sale of $926,000.  Proceeds from sales of foreclosed properties were $12.5 million in 2014 resulting in a net realized gain of $624,000.  We expect the level of sales of foreclosed properties in 2016 to be lower than the levels experienced in 2015.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2015, nonperforming loans totaled $756,000, or 0.06% of total portfolio loans, compared to $8.4 million, or 0.75% of total portfolio loans, at December 31, 2014.

Loans for development or sale of 1-4 family residential properties comprised approximately $195,000, or 25.8% of total nonperforming loans, at December 31, 2015 compared to $245,000, or 2.9% of total nonperforming loans, at December 31, 2014. The remaining balance of nonperforming loans at December 31, 2015 consisted of $330,000 of commercial real estate loans secured by various types of non-residential real estate, $174,000 of commercial and industrial loans, and $57,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $17.6 million at December 31, 2015 and $28.2 million at December 31, 2014. Of this balance at December 31, 2015, there were 48 commercial real estate properties totaling approximately $16.6 million. The remaining balance was comprised of 10 residential properties totaling approximately $1.0 million. One commercial real estate property comprised $4.0 million, or 23%, of total other real estate owned at December 31, 2015.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2015, our foreclosed asset portfolio had a weighted average age held in portfolio of 3.87 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2015 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

Foreclosed Asset Property Type	Carrying Value at December 31, 2015	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$736	---%	13.2%
Residential Lot	277	34.0	59.4
Multi-Family	---	---	---
Vacant Land	3,887	44.0	55.4
Residential Development	3,859	28.7	68.7
Commercial Office	1,002	25.4	44.1
Commercial Industrial	---	---	---
Commercial Improved	7,811	40.1	44.1
	$17,572	37.0	54.2

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans	$739	$8,292	$12,182	$15,385	$26,876
Loans 90 days or more delinquent and still accruing	17	134	153	618	2,070
Total nonperforming loans	756	8,426	12,335	16,003	28,946

Foreclosed assets	17,572	28,242	36,796	51,582	66,438
Repossessed assets	---	38	40	6	---
Total nonperforming assets (NPAs)	18,328	36,706	49,171	67,591	95,384
Accruing troubled debt restructurings (TDRs) (1)	38,475	46,197	57,790	65,024	55,679
Total NPAs and accruing TDRs	$56,803	$82,903	$106,961	$132,615	$151,063

NPLs to total loans	0.06%	0.75%	1.18%	1.52%	2.70%
NPAs to total assets	1.06%	2.32%	3.24%	4.33%	6.33%

(1)	Comprised of approximately $24.9 million and $32.0 million of commercial loans and $13.6 million and $14.2 million of consumer loans whose terms have been restructured at December 31, 2015 and 2014, respectively. Interest is being accrued on these loans under their restructured terms as they are less than 90 days past due.

We had a total of $39.1 million and $53.4 million of loans whose terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2015 and 2014, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The allowance for loan losses at December 31, 2015 was $17.1 million, a decrease of $1.9 million, compared to $19.0 million at December 31, 2014.  The balance of the allowance for loan losses was 1.43% of total portfolio loans at December 31, 2015 compared to 1.70% of total portfolio loans at December 31, 2014. While this ratio decreased, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 225.04% at December 31, 2014 to 2,259.39% at December 31, 2015.

The following is a summary of our portfolio loan balances at the end of each period and the daily average balance of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and provisions for loan losses.

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011
Portfolio loans:
Average daily balance of loans for the year	$1,151,101	$1,048,496	$1,030,766	$1,041,833	$1,120,857
Amount of loans outstanding at end of period	1,197,932	1,118,483	1,042,377	1,052,348	1,070,975

Allowance for loan losses:
Balance at beginning of year	18,962	20,798	23,739	31,641	47,426
Provision for loan losses	(3,500)	(3,350)	(4,250)	(7,100)	(4,700)
Loans charged-off:
Real estate - construction	---	---	(55)	(1,455)	(3,014)
Real estate - mortgage	(218)	(133)	(1,010)	(1,751)	(7,967)
Commercial and industrial	(172)	(43)	(317)	(1,245)	(2,935)
Total Commercial	(390)	(176)	(1,382)	(4,451)	(13,916)
Residential mortgage	(158)	(9)	(433)	(2,257)	(1,559)
Consumer	(154)	(491)	(389)	(788)	(976)
	(702)	(676)	(2,204)	(7,496)	(16,451)
Recoveries:
Real estate - construction	699	869	1,568	5,521	2,541
Real estate - mortgage	565	510	573	319	802
Commercial and industrial	406	522	1,134	547	1,727
Total Commercial	1,670	1,901	3,275	6,387	5,070
Residential mortgage	415	142	65	142	39
Consumer	236	147	173	165	257
	2,321	2,190	3,513	6,694	5,366
Net (charge-offs) recoveries	1,619	1,514	1,309	(802)	(11,085)
Balance at end of year	$17,081	$18,962	$20,798	$23,739	$31,641

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.14)%	(0.14)%	(0.13)%	0.08%	0.99%
Allowance for loan losses to loans outstanding at year-end	1.43%	1.70%	2.00%	2.26%	2.95%
Allowance for loan losses to nonperforming loans at year-end	2,259.39%	225.04%	168.61%	148.34%	109.31%

The continued reduction in net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation as have the improvements in our credit quality metrics.

The table below shows the changes in these metrics over the past five years:

(in millions)	2015	2014	2013	2012	2011
Commercial loans	$886.0	$818.2	$746.4	$762.7	$795.3
Nonperforming loans	0.8	8.4	12.3	16.0	28.9
Other real estate owned and repo assets	17.6	28.3	36.8	51.6	66.4
Total nonperforming assets	18.3	36.7	49.2	67.6	95.4
Net charge-offs (recoveries)	(1.6)	(1.5)	(1.3)	0.8	11.1
Total delinquencies	1.4	2.8	5.5	7.9	13.1

Nonperforming loans have continually declined since the first quarter of 2010 to $756,000 at December 31, 2015. At December 31, 2015, we have had net loan recoveries in ten of the past twelve quarters and for the full years of 2013, 2014 and 2015.  Perhaps even more importantly, our total delinquencies have decreased each year since 2009, to just $1.4 million at December 31, 2015.

These factors all provide for a reduction in our allowance for loan losses, and thus impacts our provision for loan losses. The provision for loan losses was a negative $3.5 million for 2015 compared to a negative $3.4 million for 2014 and a negative $4.3 million for 2013.  The negative provision in each period was partially due to decreases in nonperforming loans and favorable net charge-off/recovery expense.  Also impacting the negative provision in 2015 was a $2.0 million reduction in a specific reserve on an impaired loan that was upgraded in the fourth quarter of 2015.  We had net recoveries in 2015 totaling $1.6 million compared to net recoveries of $1.5 million in 2014 and $1.3 million in 2013.  The ratio of net charge-offs (recoveries) to average loans was (0.14)% for 2015, compared to (0.14)% for 2014 and (0.13)% for 2013.

We are encouraged by the reduced level of charge-offs over the past five years. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe we have seen some stabilization in economic conditions and real estate markets. However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order to further reduce our impaired loans.

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

Impaired loans declined $14.6 million, or 27%, to $38.8 million at December 31, 2015 compared to $53.4 million at December 31, 2014.  This follows a decline of $15.5 million from December 31, 2013 to December 31, 2014.  The specific allowance for impaired loans declined $2.1 million to $1.9 million, or 5.0% of total impaired loans, at December 31, 2015 compared to $4.1 million, or 7.6% of total impaired loans, at December 31, 2014.  The overall balance of impaired loans remained elevated due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2015 reflected net recoveries.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods.  We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance increased $483,000 to $12.2 million at December 31, 2015 compared to $11.7 million at December 31, 2014.  This resulted in a general reserve percentage allocated at December 31, 2015 of 1.41% of commercial loans, a decrease from 1.50% at December 31, 2014.   The qualitative component of our allowance allocated to commercial loans was $12.2 million at December 31, 2015 (up from $11.7 million at December 31, 2014).

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.9 million at December 31, 2015 compared to $3.2 million at December 31, 2014.  The decrease was related to a decrease in residential mortgage loans over 90 days past due, which receive a larger allocation.

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

(Dollars in thousands)	December 31
	2015		2014		2013		2012		2011
	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans
Commercial and commercial real estate	$13,320	75%	$14,916	73%	$17,095	72%	$19,952	73%	$26,820	74%
Residential mortgage	2,557	17	2,689	17	2,368	18	2,544	17	3,093	15
Consumer	1,204	8	1,357	10	1,335	10	1,243	10	1,728	11
Total	$17,081	100%	$18,962	100%	$20,798	100%	$23,739	100%	$31,641	100%

The components of the allowance for loan losses were as follows:

	December 31,
(Dollars in thousands)	2015		2014
	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount

Commercial and commercial real estate:
Impaired with allowance recorded	$22,340	$1,109	$34,268	$3,172
Impaired with no allowance recorded	2,947	---	4,634	---
Loss allocation factor on non-impaired loans	860,683	12,211	779,303	11,744
	885,970	13,320	818,205	14,916
Residential mortgage and consumer:
Reserves on troubled debt restructurings	13,463	829	14,495	893
Loss allocation factor	298,499	2,932	285,783	3,153
Total	$1,197,932	$17,081	$1,118,483	$18,962

With the exception of certain TDRs, impaired commercial loans at December 31, 2015 were classified as substandard or worse per our internal risk rating system.  $8.7 million of residential mortgage troubled debt restructurings were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2015 and 2014 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

The decrease in the level of the allowance for 2015 was due to decreases in net charge-offs from commercial loans, a reduction in the level of impaired loans and nonperforming loans, reduction in specific reserves allocated to impaired loans, an improvement in the loan grades and a reduction in qualitative factor allocations for commercial loans, which provided a lower allocation.  Our weighted average loan grade improved from 4.38 at December 31, 2010 to 4.19 at December 31, 2011, 4.01 at December 31, 2012, 3.88 at December 31, 2013, 3.78 at December 31, 2014 and 3.77 at December 31, 2015.  The decrease of $1.6 million in reserves on commercial loans was due to a $2.1 million decrease in specific reserves on impaired loans, partially offset by a $483,000 increase in the loss allocation factor on non-impaired loans.  An upgrade of our largest individual impaired loan to accrual status and the resulting change to a discounted cash flow approach to estimating its specific reserve was the primary reason for the decrease in specific reserves in 2015.

The general allowance for residential real estate and consumer loans was $2.9 million at December 31, 2015, compared to $3.2 million at December 31, 2014.

Of the $17.1 million allowance at December 31, 2015, 11% related to specific allocations on impaired loans, 71% related to formula allowance on commercial loans and 18% related to general allocations for homogeneous loans.  Of the $19.0 million allowance at December 31, 2014, 21% related to specific allocations on impaired loans, 62% related to formula allowance on commercial loans and 17% related to general allocations for homogeneous loans.  Of the $15.1 million total formula based allowance for loan loss allocations at December 31, 2015, $15.3 million is from general/environmental allocations with ($119,000) driven from historical experience.  Of the $15.7 million total formula based allowance for loan loss allocations at December 31, 2014, $14.8 million is from general/environmental allocations with $981,000 driven from historical experience.  The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of the report under the heading "Portfolio Loans and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2015, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown, may result in additional losses in 2016.

Premises and Equipment:  Premises and equipment totaled $51.5 million at December 31, 2015 compared to $52.9 million at December 31, 2014 as capital additions were offset by depreciation of current facilities during 2015.

Deposits and Other Borrowings: Total deposits increased $129.2 million to $1.436 billion at December 31, 2015, as compared to $1.306 billion at December 31, 2014.  Noninterest checking account balances increased $72.9 million in 2015.  Interest bearing demand account balances increased $18.3 million and savings and money market account balances increased $70.4 million in 2015.  We decreased higher costing certificates of deposits by $32.7 million in 2015.  We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 33% of total deposits at December 31, 2015 compared to 31% of total deposits at December 31, 2014.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 61% of total deposits at December 31, 2015 and 60% at December 31, 2014. Time accounts as a percentage of total deposits were 6% at December 31, 2015 and 9% at December 31, 2014.

Borrowed funds totaled $137.4 million at December 31, 2015 including $96.2 million in Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $129.3 million at December 31, 2014 including $88.1 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds increased by $8.1 million in 2015 as a result of an additional Federal Home Loan Bank advance of $10.0 million in the first quarter of 2015 partially offset by annual payments on amortizing Federal Home Loan Bank advances in the first and second quarters of 2015.

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

CAPITAL RESOURCES

Total shareholders' equity of $152.0 million at December 31, 2015 increased $9.5 million from $142.5 million at December 31, 2014. The increase was primarily a result of net income of $12.8 million earned in 2015 and unrealized gains on securities available for sale,  offset in part by cash dividends on common stock of $3.7 million, or $0.11 per share.

Our regulatory capital ratios (on a consolidated basis) were stable in 2015 and ended among the highest year-end levels in the Company’s history.  The Bank was categorized as “well capitalized” at December 31, 2015. The following table shows our regulatory capital ratios (on a consolidated basis) for the past five years.

	December 31,
	2015	2014	2013	2012	2011
Total capital to risk weighted assets	14.8%	15.6%	15.7%	15.0%	13.2%
Common Equity Tier 1 to risk weighted assets	10.8	N/A	N/A	N/A	N/A
Tier 1 capital to risk weighted assets	13.6	14.3	14.4	13.4	11.0
Tier 1 capital to average assets	11.5	11.6	10.6	10.4	8.3

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

As discussed above, these actions as well as a consideration of our levels of cash, earnings, capital and prospects for sustained economic growth and improved performance allowed our Board of Directors to declare our first quarterly cash dividend to common shareholders in over five years beginning with the first quarter of 2014, and each subsequent quarter in 2014 and 2015.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

All of the $40.0 million of trust preferred securities outstanding at December 31, 2014 qualified as Tier 1 capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefined Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), created a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implemented a capital conservation buffer.  It also revised the prompt corrective action thresholds and made changes to risk weights for certain assets and off-balance-sheet exposures.  Banks were required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2015, we believe implementation of the new rule had no material impact on our capital needs.

Macatawa Bank:

The Bank was categorized as "well capitalized" at December 31, 2015 and 2014.  The following table shows the Bank’s regulatory capital ratios for the past five years.

	December 31,
	2015	2014	2013	2012	2011
Average equity to average assets	11.2%	11.6%	11.2%	9.2%	7.8%
Total capital to risk weighted assets	14.4	15.3	15.4	14.5	12.5
Common Equity Tier 1 to risk weighted assets	13.2	N/A	N/A	N/A	N/A
Tier 1 capital to risk weighted capital	13.2	14.0	14.2	13.3	11.2
Tier 1 capital to average assets	11.2	11.4	10.5	10.3	8.4

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

We have actively pursued initiatives to further strengthen our liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011 and we reduced other borrowed funds by $56.8 million in 2012, $1.8 million in 2013 and $1.9 million in 2014.  We increased other borrowed funds by $8.1 million in 2015.  We continue to maintain significant on-balance sheet liquidity.  At December 31, 2015, the Bank held $152.4 million of federal funds sold and other short-term investments and $20.0 million in time deposits with other financial institutions with maturities of less than 18 months.  In addition, the Bank’s available borrowing capacity from correspondent banks has been improved and was approximately $247.5 million as of December 31, 2015.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

The table below summarizes our significant contractual obligations at December 31, 2015.

(Dollars in thousands)	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		59,436		23,985		3,773	---
Other borrowed funds		21,996		54,173		20,000	---
Operating lease obligations		233		690		127	---
Total		$81,665		$78,848		$23,900	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2015, we had a total of $426.1 million in unused lines of credit, $98.0 million in unfunded loan commitments and $13.0 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In December 2013, the Bank paid a dividend of $5.0 million to the Company in anticipation of the preferred stock exchange, in which the Company paid a total of $4.8 million in cash as a part of the transaction, retaining the remaining balance for general corporate purposes.  In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In 2014, the Bank paid dividends to the Company totaling $4.1 million.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  In 2015, the Bank paid dividends to the Company totaling $5.1 million.  In the same period, the Company paid dividends to its shareholders totaling $3.7 million.  The Company retained the remaining balance for general corporate purposes.  At December 31, 2015, the Bank had a retained earnings balance of $26.0 million.

During 2015 and 2014, the Company received payments from the Bank totaling $3.2 million and $4.0 million, representing the Bank’s intercompany tax liability for the 2015 and 2014 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at December 31, 2015 was $4.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2015.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2015, we had gross deferred tax assets of $11.2 million and gross deferred tax liabilities of $2.4 million resulting in a net deferred tax asset of $8.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we will be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in 2015, we concluded at December 31, 2015 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2015 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$194,154	(0.57)%	$50,214	3.52%
Interest rates up 100 basis points	195,637	0.19	49,338	1.72
No change	195,262	---	48,506	---
Interest rates down 100 basis points	175,654	(10.04)	46,896	(3.32)
Interest rates down 200 basis points	171,915	(11.96)	46,478	(4.18)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of  the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 18, 2016

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(Dollars in thousands, except per share data)

	2015	2014
ASSETS
Cash and due from banks	$29,104	$31,503
Federal funds sold and other short-term investments	152,372	97,952
Cash and cash equivalents	181,476	129,455
Interest-bearing time deposits in other financial institutions	20,000	20,000
Securities available for sale, at fair value	166,815	161,874
Securities held to maturity (fair value 2015 - $52,837 and 2014 - $31,428)	51,856	31,585
Federal Home Loan Bank (FHLB) stock	11,558	11,238
Loans held for sale, at fair value	2,776	2,347
Total loans	1,197,932	1,118,483
Allowance for loan losses	(17,081)	(18,962)
Net loans	1,180,851	1,099,521
Premises and equipment – net	51,456	52,894
Accrued interest receivable	3,622	3,399
Bank-owned life insurance	28,858	28,195
Other real estate owned - net	17,572	28,242
Net deferred tax asset	8,819	12,265
Other assets	3,984	2,831
Total assets	$1,729,643	$1,583,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$477,032	$404,143
Interest-bearing	958,480	902,182
Total deposits	1,435,512	1,306,325
Other borrowed funds	96,169	88,107
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	4,747	5,657
Total liabilities	1,577,666	1,441,327

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,925,113 and 33,866,789 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	216,540	216,460
Retained deficit	(64,910)	(74,002)
Accumulated other comprehensive income	347	61
Total shareholders' equity	151,977	142,519
Total liabilities and shareholders' equity	$1,729,643	$1,583,846

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share data)

	2015	2014	2013
Interest income
Loans, including fees	$44,857	$42,911		$45,201
Securities
Taxable	2,065	2,006		1,798
Tax-exempt	1,557	1,161		742
FHLB Stock	472	471		393
Federal funds sold and other short-term investments	435	439		486
Total interest income	49,386	46,988		48,620
Interest expense
Deposits	2,210	2,576		3,993
Other borrowings	1,765	1,709		1,781
Subordinated and long-term debt	1,331	1,311		1,563
Total interest expense	5,306	5,596		7,337
Net interest income	44,080	41,392		41,283
Provision for loan losses	(3,500)	(3,350)		(4,250)
Net interest income after provision for loan losses	47,580	44,742		45,533
Noninterest income
Service charges and fees	4,377	4,334		4,129
Net gains on mortgage loans	2,925	1,939		2,554
Trust fees	2,927	2,701		2,413
ATM and debit card fees	4,750	4,654		4,325
Gain on sales of securities	129	75		120
Other	2,685	2,511		2,600
Total noninterest income	17,793	16,214		16,141
Noninterest expense
Salaries and benefits	24,668	23,137		23,012
Occupancy of premises	3,714	3,840		3,756
Furniture and equipment	3,237	3,190		3,224
Legal and professional	833	846		680
Marketing and promotion	951	1,056		990
Data processing	2,483	2,423		2,306
FDIC assessment	1,137	1,218		1,458
Interchange and other card expense	1,151	1,109		1,300
Bond and D&O Insurance	584	659		740
Net losses on repossessed and foreclosed properties	1,651	999		1,825
Administration and disposition of problem assets	1,381	2,072		3,699
Other	5,163	5,361		4,865
Total noninterest expenses	46,953	45,910		47,855
Income before income tax	18,420	15,046		13,819
Income tax expense	5,626	4,573		4,270
Net income	$12,794	$10,473		$9,549
Effect of induced exchange of preferred stock	---	---		17,575
Net income available to common shares	$12,794	$10,473		$(8,026)

Basic earnings per common share	$0.38	$0.31		$(0.29)
Diluted earnings per common share	$0.38	$0.31		$(0.29)
Cash dividends per common share	$0.11	$0.08	$	---

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013

Net income	$12,794	$10,473	$9,549

Other comprehensive income:

Unrealized gains:
Net change in unrealized gains (losses) on securities available for sale	569	3,177	(4,365)
Tax effect	(199)	(1,112)	1,528
Net change in unrealized gains (losses) on securities available for sale, net of tax	370	2,065	(2,837)

Less: reclassification adjustments:
Reclassification for gains included in net income	129	75	120
Tax effect	(45)	(26)	(42)
Reclassification for gains included in net income, net of tax	84	49	78

Other comprehensive income (loss), net of tax	286	2,016	(2,915)

Comprehensive income	$13,080	$12,489	$6,634

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share data)

	Preferred Stock				Common	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Series A		Series B		Stock	Deficit	Income (Loss)	Equity
Balance, January 1, 2013		$30,604		$2,560	$187,718	$(91,335)	$960	$130,507
Net income						9,549		9,549
Conversion of 300 shares of Preferred Stock Series B to 50,000 shares of common stock		---		(300)	300	---	---	---
Preferred stock exchange:
Exchange of 31,290 shares of Preferred Stock Series A for 5,973,519 shares of common stock		(30,604)		---	30,604	---	---	---
Exchange of 2,300 shares of Preferred Stock Series B for 457,159 shares of common stock		---		(2,260)	2,260	---	---	---
Cash portion of exchange consideration, including exchange-related expenses		---		---	(4,734)	---	---	(4,734)
Net change in unrealized gain (loss) on securities available for sale, net of tax		---		---	---	---	(2,915)	(2,915)
Repurchase of 8,906 shares for taxes withheld on vested restricted stock		---		---	(45)	---	---	(45)
Stock compensation expense		---		---	160	---	---	160
Balance, December 31, 2013	$	---	$	---	$216,263	$(81,786)	$(1,955)	$132,522

Net income		---		---	---	10,473	---	10,473
Common stock issuance costs		---		---	(102)	---	---	(102)
Issuance of 392 shares of Common Stock on exercise of stock purchase warrants		---		---	4	---	---	4
Cash dividends at $.08 per share		---		---		(2,689)	---	(2,689)
Repurchase of 20,534 shares for taxes withheld on vested restricted stock		---		---	(106)	---	---	(106)
Tax effect of vested stock awards		---		---	63	---	---	63
Net change in unrealized gain (loss) on securities available for sale, net of tax		---		---	---	---	2,016	2,016
Stock compensation expense		---		---	338	---	---	338
Balance, December 31, 2014	$	---	$	---	$216,460	$(74,002)	$61	$142,519

Net income		---		---	---	12,794	---	12,794
Cash dividends at $.11 per share		---		---	---	(3,702)	---	(3,702)
Repurchase of 29,676 shares for taxes withheld on vested restricted stock		---		---	(171)	---	---	(171)
Tax effect of vested stock awards		---		---	53	---	---	53
Net change in unrealized gain (loss) on securities available for sale, net of tax		---		---	---	---	286	286
Tax effect of expired common stock warrants		---		---	(280)	---	---	(280)
Stock compensation expense		---		---	478	---	---	478
Balance, December 31, 2015	$	---	$	---	$216,540	$(64,910)	$347	$151,977

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities
Net income	$12,794	$10,473	$9,549
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,969	3,139	3,067
Stock compensation expense	478	338	160
Tax effect of vested stock awards	53	63	---
Tax effect of expired common stock warrants	(280)	---	---
Provision for loan losses	(3,500)	(3,350)	(4,250)
Origination of loans for sale	(99,998)	(73,516)	(107,988)
Proceeds from sales of loans originated for sale	102,494	75,023	116,757
Net gains on mortgage loans	(2,925)	(1,939)	(2,554)
Gain on sales of securities	(129)	(75)	(120)
Write-down of other real estate	724	1,623	2,922
Net (gain) loss on sales of other real estate	926	(624)	(1,098)
Change in net deferred tax asset	3,291	2,849	4,150
Change in accrued interest receivable and other assets	(1,323)	1,555	124
Earnings in bank-owned life insurance	(663)	(678)	(713)
Change in accrued expenses and other liabilities	(910)	1,737	(3,694)
Net cash from operating activities	14,001	16,618	16,312

Cash flows from investing activities
Loan originations and payments, net	(80,350)	(79,524)	7,741
Change in interest-bearing deposits in other financial institutions	---	5,000	(25,000)
Purchases of securities available for sale	(59,807)	(43,882)	(42,594)
Purchases of securities held to maturity	(36,547)	(25,225)	(19,732)
Purchase FHLB stock	(320)	(2,519)	---
Proceeds from:
Maturities and calls of securities	47,056	22,528	13,159
Sales of securities available for sale	20,625	10,936	5,241
Principal paydowns on securities	3,670	3,642	6,100
Sales of other real estate	11,540	12,487	16,501
Sale of FHLB stock	---	2,517	---
Additions to premises and equipment	(1,170)	(1,766)	(2,407)
Net cash from investing activities	(95,303)	(95,806)	(40,991)

Cash flows from financing activities
Change in deposits	129,187	56,591	(36,527)
Repayments of other borrowed funds	(1,938)	(1,884)	(3,481)
Proceeds from other borrowed funds	10,000	---	---
Proceeds from issuance of common stock	---	4	---
Cash retained (paid) related to tax impact of vested stock awards	(53)	(63)	---
Cash dividends paid	(3,702)	(2,689)	---
Common stock issuance costs	---	(102)	---
Repurchase shares for taxes withheld on vested restricted stock	(171)	(106)	(45)
Cash paid in preferred stock exchange	---	---	(4,734)
Net cash from financing activities	133,323	51,751	(44,787)
Net change in cash and cash equivalents	52,021	(27,437)	(69,466)
Cash and cash equivalents at beginning of period	129,455	156,892	226,358
Cash and cash equivalents at end of period	$181,476	$129,455	$156,892

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Supplemental cash flow information
Interest paid	$5,322	$5,615	$11,886
Income taxes paid	4,300	90	120
Supplemental noncash disclosures:
Transfers from loans to other real estate	2,520	4,932	3,539
Security settlement	---	---	1,626
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock	---	---	300
Exchange of 31,290 shares of Preferred Series A for 5,973,519 shares of common stock	---	---	30,604
Exchange of 2,300 shares of Preferred Series B for 457,159 shares of common stock	---	---	2,260

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 42% of total loans at December 31, 2015.  Commercial and industrial loans total 32%, while residential real estate and consumer loans make up the remaining 26%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2015, 2014 and 2013.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2015 and 2014, these loans had a net unrealized gain of $65,000 and $62,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2015, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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
December 31, 2015 and 2014

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2015 and 2014.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had no acquired intangible assets at December 31, 2015 and 2014.

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

Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $38,000 and $(2,000) at December 31, 2015 and 2014, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2015, the total notional amount of such agreements was $48.5 million and resulted in a derivative asset with a fair value of $790,000 which was included in other assets and a derivative liability of $790,000 which was included in other liabilities.  At December 31, 2014, the total notional amount of such agreements was $20.0 million and resulted in a derivative asset with a fair value of $140,000 which was included in other assets and a derivative liability of $140,000 which was included in other liabilities.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $5,181,000 and $5,016,000 at December 31, 2015 and 2014, respectively, was required to meet regulatory reserve and clearing requirements.

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
December 31, 2015 and 2014

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

Adoption of New Accounting Standards:  The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  The amendments are effective for  annual periods and interim periods within those annual periods beginning after December 15, 2014. Adoption of this ASU by the Company in 2015 resulted in five residential real estate properties totaling $657,000 being classified as other real estate owned earlier than they would have under previous guidance.

FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in this ASU change the requirements for reporting discontinued operations.  A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The amendments in this ASU require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position.  This ASU also requires additional disclosures about discontinued operations including pretax profit or loss, and any ongoing involvement with the discontinued operation.   The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The impact of adoption of this ASU by the Company was not material.

FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This ASU requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.  The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The impact of adoption of this ASU by the Company was not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Standards:
FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this ASU create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date to delay the implementation requirement by one year.  The impact of adoption of this ASU by the Company is not expected to be material.

FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the ASU requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. The impact of adoption of this ASU by the Company is not expected to be material.

FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This ASU provides guidance related to the accounting for internal-use software accessed through a hosting arrangement (e.g., cloud computing, software as a service, etc.) only if both of the following criteria are met: (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty (there is no significant penalty if the customer has the ability to take delivery of the software without incurring significant cost and the ability to use the software separately without significant loss of utility or value); and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. If both of the criteria are present in a hosting arrangement, then the arrangement contains a software license and the customer should generally capitalize and subsequently amortize the cost of the license. If both of the criteria are not present, the customer should account for the arrangement as a service contract (i.e., expense fees as incurred). The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The impact of adoption of this ASU by the Company is not expected to be material.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Available for Sale:
U.S. Treasury and federal agency securities	$74,618	48	(274)	$74,392
U.S. Agency MBS and CMOs	13,828	35	(108)	13,755
Tax-exempt state and municipal bonds	32,943	692	(37)	33,598
Taxable state and municipal bonds	28,554	246	(37)	28,763
Corporate bonds and other debt securities	14,838	19	(44)	14,813
Other equity securities	1,500	---	(6)	1,494
	$166,281	$1,040	$(506)	$166,815
Held to Maturity
Tax-exempt state and municipal bonds	$51,856	$986	$(5)	$52,837

December 31, 2014
Available for Sale:
U.S. Treasury and federal agency securities	$67,612	$53	$(501)	$67,164
U. S. Agency MBS and CMOs	16,692	67	(71)	16,688
Tax-exempt state and municipal bonds	37,203	419	(161)	37,461
Taxable state and municipal bonds	25,012	351	(70)	25,293
Corporate bonds and other debt securities	13,762	34	(30)	13,766
Other equity securities	1,500	2	---	1,502
	$161,781	$926	$(833)	$161,874
Held to Maturity:
Tax-exempt state and municipal bonds	$31,585	$64	$(221)	$31,428

Proceeds from the sale of securities available for sale were $20.6 million, $10.9 million and $5.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013, resulting in net gains on sale of $129,000, $75,000 and $120,000, respectively, as reported in the consolidated statements of income.  This resulted in reclassifications of $129,000 ($84,000 net of tax), $75,000 ($49,000 net of tax) and $120,000 ($78,000 net of tax) respectively, from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in years ended December 31, 2015, 2014 and 2013.

Contractual maturities of debt securities at December 31, 2015 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair ValWue
Due in one year or less	$14,980	$15,017	$9,650	$9,669
Due from one to five years	9,808	9,939	101,770	101,772
Due from five to ten years	14,868	15,532	39,512	40,075
Due after ten years	12,200	12,349	13,849	13,805
	$51,856	$52,837	$164,781	$165,321

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$35,090	$(187)	$7,036	$(82)	$42,126	$(269)
U.S. Agency MBS and CMOs	8,842	(108)	---	---	8,842	(108)
Tax-exempt state and municipal bonds	3,487	(9)	2,022	(33)	5,509	(42)
Taxable state and municipal bonds	8,158	(29)	640	(8)	8,798	(37)
Corporate bonds and other debt securities	9,330	(47)	499	(2)	9,829	(49)
Other equity securities	1,494	(6)	---		1,494	(6)
Total temporarily impaired	$66,401	$(386)	$10,197	$(125)	$76,598	$(511)

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$16,426	$(45)	$35,350	$(456)	$51,776	$(501)
U.S. Agency MBS and CMOs	---	---	9,732	(71)	9,732	(71)
Tax-exempt state and municipal bonds	26,820	(264)	4,545	(118)	31,365	(382)
Taxable state and municipal bonds	3,982	(19)	3,240	(51)	7,222	(70)
Corporate bonds and other debt securities	4,187	(13)	1,988	(17)	6,175	(30)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$51,415	$(341)	$54,855	$(713)	$106,270	$(1,054)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2015, 2014 and 2013.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2015 and 2014.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Commercial and industrial	$377,298	$327,674

Commercial real estate:
Residential developed	10,448	12,771
Unsecured to residential developers	7,372	7,496
Vacant and unimproved	42,881	50,372
Commercial development	559	4,082
Residential improved	67,922	69,612
Commercial improved	289,651	269,757
Manufacturing and industrial	89,839	76,441
Total commercial real estate	508,672	490,531

Consumer
Residential mortgage	209,972	190,249
Unsecured	637	948
Home equity	92,716	98,887
Other secured	8,637	10,194
Total consumer	311,962	300,278

Total loans	1,197,932	1,118,483
Allowance for loan losses	(17,081)	(18,962)
	$1,180,851	$1,099,521

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,173	8,690	$4,046	$53	$18,962
Charge-offs	(172)	(218)	(312)		(702)
Recoveries	406	1,264	651		2,321
Provision for loan losses	(1,581)	(1,279)	(624)	(16)	(3,500)
Ending Balance	$4,826	$8,457	$3,761	$37	$17,081

2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$10,868	$3,703	$53	$20,798
Charge-offs	(43)	(134)	(499)	---	(676)
Recoveries	522	1,481	187	---	2,190
Provision for loan losses	(480)	(3,525)	655	---	(3,350)
Ending Balance	$6,173	$8,690	$4,046	$53	$18,962

2013	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,459	$13,457	$3,787	$36	$23,739
Charge-offs	(317)	(1,065)	(822)	---	(2,204)
Recoveries	1,134	2,141	238	---	3,513
Provision for loan losses	(1,102)	(3,665)	500	17	(4,250)
Ending Balance	$6,174	$10,868	$3,703	$53	$20,798

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$673	$436	$829	$	---	$1,938
Collectively evaluated for impairment	4,153	8,021	2,932		37	15,143
Total ending allowance balance	$4,826	$8,457	$3,761		$37	$17,081

Loans:
Individually reviewed for impairment	$7,718	$17,569	$13,463	$	---	$38,750
Collectively evaluated for impairment	369,580	491,103	298,499		---	1,159,182
Total ending loans balance	$377,298	$508,672	$311,962	$	---	$1,197,932

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$2,429	$743	$893	$	---	$4,065
Collectively evaluated for impairment	3,744	7,947	3,153		53	14,897
Total ending allowance balance	$6,173	$8,690	$4,046		$53	$18,962

Loans:
Individually reviewed for impairment	$9,084	$29,818	$14,495	$	---	$53,397
Collectively evaluated for impairment	318,590	460,713	285,783		---	1,065,086
Total ending loans balance	$327,674	$490,531	$300,278	$	---	$1,118,483

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015 (dollars in thousands):

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$2,736	$2,736	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	206	206		---
Commercial development	---	---		---
Residential improved	5	5		---
Commercial improved	---	---		---
Manufacturing and industrial	---	---		---
	211	211		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$2,947	$2,947	$	---

With an allowance recorded:
Commercial and industrial	$4,982	$4,982		$673

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	247	247		7
Commercial development	192	192		6
Residential improved	5,254	5,254		140
Commercial improved	11,425	11,425		274
Manufacturing and industrial	240	240		9
	17,358	17,358		436
Consumer:
Residential mortgage	8,655	8,655		533
Unsecured	---	---		---
Home equity	4,808	4,808		296
Other secured	---	---		---
	13,463	13,463		829
	$35,803	$35,803		$1,938

Total	$38,750	$38,750		$1,938

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Average of impaired loans during the period:
Commercial and industrial	$7,296	$11,818	$14,333

Commercial real estate:
Residential developed	577	3,628	6,357
Unsecured to residential developers	---	---	---
Vacant and unimproved	1,231	1,646	2,804
Commercial development	195	451	398
Residential improved	6,425	9,309	11,549
Commercial improved	15,106	17,853	20,191
Manufacturing and industrial	1,944	5,630	6,305

Consumer	14,259	14,476	14,532

Interest income recognized during impairment:
Commercial and industrial	1,110	1,108	1,278
Commercial real estate	967	1,527	1,974
Consumer	497	541	537

Cash-basis interest income recognized
Commercial and industrial	1,066	1,107	1,273
Commercial real estate	970	1,547	1,971
Consumer	502	541	532

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014:

December 31, 2015	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$174	$	---

Commercial real estate:
Residential developed	195		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	124		---
Commercial improved	157		---
Manufacturing and industrial	---		---
	525		---
Consumer:
Residential mortgage	2		---
Unsecured	28		---
Home equity	10		17
Other secured	---		---
	40		17
Total	$739		$17

December 31, 2014	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$5,605	$	---

Commercial real estate:
Residential developed	245		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	29		---
Residential improved	766		---
Commercial improved	866		117
Manufacturing and industrial	---		---
	1,906		117
Consumer:
Residential mortgage	305		---
Unsecured	40		---
Home equity	436		17
Other secured	---		---
	781		17
Total	$8,292		$134

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans (dollars in thousands):

December 31, 2015	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$719	$100	$819	$376,479	$377,298

Commercial real estate:
Residential developed	---	---	---	10,448	10,448
Unsecured to residential developers	---	---	---	7,372	7,372
Vacant and unimproved	---	---	---	42,881	42,881
Commercial development	---	49	49	510	559
Residential improved	73	6	79	67,843	67,922
Commercial improved	375	---	375	289,276	289,651
Manufacturing and industrial	---	---	---	89,839	89,839
	448	55	503	508,169	508,672
Consumer:
Residential mortgage	---	---	---	209,972	209,972
Unsecured	---	---	---	637	637
Home equity	32	17	49	92,667	92,716
Other secured	---	---	---	8,637	8,637
	32	17	49	311,913	311,962
Total	$1,199	$172	$1,371	$1,196,561	$1,197,932

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans (dollars in thousands):

December 31, 2014	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$54	$	---	$54	$327,620	$327,674

Commercial real estate:
Residential developed	---		---	---	12,771	12,771
Unsecured to residential developers	---		---	---	7,496	7,496
Vacant and unimproved	100		---	100	50,272	50,372
Commercial development	---		29	29	4,053	4,082
Residential improved	100		440	540	69,072	69,612
Commercial improved	---		958	958	268,799	269,757
Manufacturing and industrial	---		---	---	76,441	76,441
	200		1,427	1,627	488,904	490,531
Consumer:
Residential mortgage	338		303	641	189,608	190,249
Unsecured	---		18	18	930	948
Home equity	79		422	501	98,386	98,887
Other secured	---		---	---	10,194	10,194
	417		743	1,160	299,118	300,278
Total	$671		$2,170	$2,841	$1,115,642	$1,118,483

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

The Company had allocated $1,938,000 and $4,065,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2015 and December 31, 2014, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

Based upon regulatory guidance issued in 2014, the Company has determined that in situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired loan designations may be removed.  This guidance was first applied to loans outstanding at September 30, 2014 resulting in a reduction of $5.9 million in loans designated as TDR and impaired.  In addition, the TDR designation may also be removed from loans modified under an A-B note structure.  If the remaining “A” note is at a market rate at the time of restructuring (taking into account the borrower’s credit risk and prevailing market conditions), the loan can be removed from TDR designation in a subsequent calendar year after six months of performance in accordance with the new terms.  The market rate relative to the borrower’s credit risk is determined through analysis of market pricing information gathered from peers and use of a loan pricing model.  The general objective of the model is to achieve a consistent return on equity from one credit to the next, taking into consideration differences in credit risk.  In the model, credits with higher risk receive a higher potential loss allocation, and therefore require a higher interest rate to achieve the target return on equity.

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

The following table presents information regarding troubled debt restructurings as of December 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	33	$7,611	36	$9,085
Commercial real estate	56	17,871	84	29,817
Consumer	124	13,570	106	14,495
	213	$39,052	226	$53,397

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of December 31, 2015, 2014, 2013 and 2012. The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2015, 2014, 2013 and 2012 (dollars in thousands):

	2015		2014		2013		2012
Accruing TDR - nonaccrual at restructuring	$	---	$	---	$	---	$1,135
Accruing TDR - accruing at restructuring		33,691		46,197		57,790	61,545
Accruing TDR - upgraded to accruing after six consecutive payments		4,784		---		---	2,344
		$38,475		$46,197		$57,790	$65,024

The following tables present information regarding troubled debt restructurings executed during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

2015	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	6	$745	$	---
Commercial real estate	3	301		---
Consumer	34	1,000		---
	43	$2,046	$	---

2014	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$61	$	---
Commercial real estate	11	4,345		---
Consumer	39	1,422		---
	51	$5,828	$	---

2013	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	5	$1,085	$	---
Commercial real estate	13	4,298		---
Consumer	36	5,833		---
	54	$11,216	$	---

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

The table below presents, by class, information regarding troubled debt restructurings which had payment defaults during the twelve months ended December 31, 2015, 2014 and 2013 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	2015			2014			2013
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---	---	$	---
Commercial real estate	---		---	1		131	1		1,350
Consumer	2		28	---		---	---		---

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
December 31, 2015 and 2014

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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

At year end, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

December 31, 2015	1	2	3	4	5	6	7		8	Total
Commercial and industrial	$196	8,774	114,451	242,253	5,235	6,215	174	$	---	$377,298

Commercial real estate:
Residential developed	---	---	2,226	5,191	2,836	---	195		---	10,448
Unsecured to residential developers	---	---	---	7,372	---	---	---		---	7,372
Vacant and unimproved	---	---	17,768	20,588	4,525	---	---		---	42,881
Commercial development	---	---	---	318	---	192	49		---	559
Residential improved	---	---	7,191	54,376	4,722	1,509	124		---	67,922
Commercial improved	---	3,094	60,475	208,127	15,645	2,153	157		---	289,651
Manufacturing & industrial	---	1,478	34,857	50,023	3,481	---	---		---	89,839
	$196	$13,346	$236,968	$588,248	$36,444	$10,069	$699	$	---	$885,970

December 31, 2014	1	2	3	4	5	6	7		8	Total
Commercial and industrial	$343	$11,177	$118,382	$182,651	$8,448	$1,068	$5,605	$	---	$327,674

Commercial real estate:
Residential developed	---	---	2,491	4,702	4,491	842	245		---	12,771
Unsecured to residential developers	---	---	---	7,496	---	---	---		---	7,496
Vacant and unimproved	---	---	12,105	30,997	7,241	29	---		---	50,372
Commercial development	---	---	---	3,643	211	199	29		---	4,082
Residential improved	---	103	16,291	43,928	6,428	2,096	766		---	69,612
Commercial improved	---	4,392	61,543	178,169	20,558	4,229	866		---	269,757
Manufacturing & industrial	---	1,508	27,396	42,494	4,713	330	---		---	76,441
	$343	$17,180	$238,208	$494,080	$52,090	$8,793	$7,511	$	---	$818,205

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – LOANS (Continued)

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2015	2014
Not classified as impaired	$1,986	$4,220
Classified as impaired	8,782	12,084
Total commercial loans classified substandard or worse	$10,768	$16,304

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2015 and 2014 (dollars in thousands):

December 31, 2015	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$209,972	$637	$92,699	$8,637
Nonperforming	---	---	17	---
Total	$209,972	$637	$92,716	$8,637

December 31, 2014	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$189,946	$930	$98,465	$10,194
Nonperforming	303	18	422	---
Total	$190,249	$948	$98,887	$10,194

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2015	2014	2013
Beginning balance	$43,071	$53,501	$69,743
Additions, transfers from loans	2,520	4,932	3,539
Proceeds from sales of other real estate owned	(11,540)	(12,487)	(16,501)
Valuation allowance reversal upon sale	(4,748)	(3,499)	(4,378)
Gain (loss) on sale of other real estate owned	(926)	624	1,098
	28,377	43,071	53,501
Less: valuation allowance	(10,805)	(14,829)	(16,705)
Ending balance	$17,572	$28,242	$36,796

Activity in the valuation allowance was as follows (dollars in thousands):

	2015	2014	2013
Beginning balance	$14,829	$16,705	$18,161
Additions charged to expense	724	1,623	2,922
Reversals upon sale	(4,748)	(3,499)	(4,378)
Ending balance	$10,805	$14,829	$16,705

At December 31, 2015, the balance of other real estate owned includes $736,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $0.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
U.S. Treasury and federal agency securities	$74,392	$	---	$74,392	$	---
U.S. Agency MBS and CMOs	13,755		---	13,755		---
Tax-exempt state and municipal bonds	33,598		---	33,598		---
Taxable state and municipal bonds	28,763		---	28,763		---
Corporate bonds and other debt securities	14,813		---	14,813		---
Other equity securities	1,494		---	1,494		---
Loans held for sale	2,776		---	2,776		---
Interest rate swaps	790		---	---		790
Interest rate swaps	(790)		---	---		(790)

December 31, 2014
U.S. Treasury and federal agency securities	$67,164	$	---	$67,164	$	---
U.S. Agency MBS and CMOs	16,688		---	16,688		---
Tax-exempt state and municipal bonds	37,461		---	37,461		---
Taxable state and municipal bonds	25,293		---	25,293		---
Corporate bonds and other debt securities	13,766		---	13,766		---
Other equity securities	1,502		---	1,502		---
Loans held for sale	2,347		---	2,347		---
Interest rate swaps	140		---	---		140
Interest rate swaps	(140)		---	---		(140)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2015
Impaired loans	$6,573	$	---	$	---	$6,573
Other real estate owned	13,602		---		---	13,602

December 31, 2014
Impaired loans	$12,649	$	---	$	---	$12,649
Other real estate owned	22,472		---		---	22,472

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2015
Impaired Loans	$6,573	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 19.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	13,602	Sales comparison approach	Adjustment for differences between comparable sales	4.5 to 32.5
		Income approach	Capitalization rate	9.5 to 11.0

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2014
Impaired Loans	$12,649	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 20.0
		Income approach	Capitalization rate	9.5 to 12.0

Other real estate owned	22,472	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 22.7
		Income approach	Capitalization rate	9.5 to 12.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

		2015		2014
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$29,104	29,104	$31,503	$31,503
Cash equivalents	Level 2	152,372	152,372	97,952	97,952
Interest-bearing time deposits in other financial institutions	Level 2	20,000	20,008	20,000	20,062
Securities held to maturity	Level 3	51,856	52,837	31,585	31,428
FHLB stock		11,558	NA	11,238	NA
Loans, net	Level 2	1,187,423	1,177,527	1,086,872	1,082,675
Bank owned life insurance	Level 3	28,858	28,858	28,195	28,195
Accrued interest receivable	Level 2	3,622	3,622	3,399	3,399

Financial liabilities
Deposits	Level 2	(1,435,512)	(1,435,473)	(1,306,325)	(1,306,671)
Other borrowed funds	Level 2	(96,169)	(96,465)	(88,107)	(89,066)
Long-term debt	Level 2	(41,238)	(35,757)	(41,238)	(35,396)
Accrued interest payable	Level 2	(273)	(273)	(289)	(289)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2015	2014
Land	$18,227	$18,227
Building	43,449	43,426
Leasehold improvements	779	779
Furniture and equipment	19,353	18,368
Construction in progress	575	413
	82,383	81,213
Less accumulated depreciation	(30,927)	(28,319)
	$51,456	$52,894

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 6 – PREMISES AND EQUIPMENT – NET (Continued)

Depreciation expense was $2,608,000, $2,513,000 and $2,342,000 for 2015, 2014 and 2013, respectively.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $417,000, $436,000 and $354,000 for 2015, 2014 and 2013, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2015 is as follows (dollars in thousands):
2016	$233
2017	230
2018	230
2019	230
2020	127
Thereafter	---
$1,050

NOTE 7 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2015	2014
Noninterest-bearing demand	$477,032	$404,143
Interest bearing demand	358,306	340,053
Savings and money market accounts	512,980	442,246
Certificates of deposit	87,194	119,883
	$1,435,512	$1,306,325

The following table depicts the maturity distribution of certificates of deposit at December 31, 2015 (dollars in thousands):

2016	$59,436
2017	14,157
2018	9,828
2019	2,639
2020	1,134
Thereafter	---
$87,194

Approximately $32.8 million and $50.1 million in certificates of deposit were in denominations of $100,000 or more at December 31, 2015 and 2014, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2015
Single maturity fixed rate advances	$90,000	August 2016 to March 2020	1.69%
Amortizable mortgage advances	6,169	March 2018 to July 2018	3.78%
	$96,169

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2014
Single maturity fixed rate advances	$80,000	August 2016 to February 2019	1.69%
Amortizable mortgage advances	8,107	March 2018 to July 2018	3.78%
	$88,107

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $440,660,000 and $441,252,000 under a blanket lien arrangement at December 31, 2015 and 2014.

Scheduled repayments of FHLB advances as of December 31, 2015 were as follows (in thousands):

2016	$21,996
2017	2,055
2018	52,118
2019	10,000
2020	10,000
Thereafter	---
$96,169

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2015 and 2014, and the Company had approximately $18.5 million and $22.8 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $21.6 million and $25.9 million at December 31, 2015 and 2014, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 9 – LONG TERM DEBT

The Company has outstanding $40.0 million aggregate liquidation amount of pooled trust preferred securities ("TRUPs") issued through its wholly-owned subsidiary grantor trusts.  Macatawa Statutory Trust I issued $619,000 of common securities to the Company and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 3.05%, maturing on July 15, 2033.  Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 2.75%, maturing on March 18, 2034.

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

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance.  During any deferral period, the Company may not declare or pay any dividends on the Company’s common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures.  The Company also has the option to redeem and prepay both the TRUPs and the Debentures.  At December 31, 2015, the Company does not have any intention to redeem or prepay either of the TRUPs or Debentures.

At December 31, 2015 and 2014, Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2015 and 2014, approximately $40.0 million of the Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2015	2014
Beginning balance	$10,077	$3,462
New loans and renewals	22,550	21,594
Repayments and renewals	(15,114)	(14,979)
Effect of changes in related parties	(162)	---
Ending Balance	$17,351	$10,077

Deposits from principal officers, directors, and their affiliates at December 31, 2015 and 2014 were $72.9 million and $80.3 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company’s directors.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  Terms were at market rates and the total notional amount of the agreement was $17.7 million at December 31, 2015.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 11 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans).  The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock.  The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock.  Issuance from these plans was curtailed in 2015.  On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of  up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock  awards to employees and directors. There were 1,412,000 shares under the “2015 Plan” available for future issuance as of December 31, 2015.  The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

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

There were no options granted during 2015, 2014 and 2013.  A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	260,261	$18.57	---		---
Forfeited	---	---	---		---
Expired	(157,962)	22.16	---		---
Outstanding at December 31, 2015	102,299	$13.04	1.60	$	---

Exerciseable at December 31, 2015	102,299	$13.04	1.60	$	---

Information related to stock options during each year follows (dollars in thousands):

	2015		2014		2013
Intrinsic value of options exercised	$	---	$	---	$	---
Cash received from option exercises		---		---		---
Tax benefit realized from option exercises		---		---		---

There was no compensation cost for stock options in 2015, 2014 and 2013.

As of December 31, 2015, there was no unrecognized cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:
Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2015	217,679	$4.77	$1,184,174
Granted	88,000	5.55	532,400
Vested	(107,833)	4.37	652,390
Forfeited	---	---	---
Outstanding at December 31, 2015	197,846	$5.34	$1,196,968

Compensation cost related to restricted stock awards totaled $478,000, $338,000, and $160,000 for 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $1.1 million of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.46 years.  The total grant date fair value of restricted stock awards vested during 2015 was $471,000.  The total grant date fair value of restricted stock awards vested during 2014 was $299,000.  The total grant date fair value of restricted stock awards vested during 2013 was $117,000.

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Beginning January 1, 2013, the Company’s contribution was set using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $665,000, $630,000 and $584,000 for 2015, 2014 and 2013, respectively.

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
December 31, 2015 and 2014

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2015	2014	2013
Net income available to common shares	$12,794	$10,473	$9,549
Effect of induced exchange of preferred stock	---	---	(17,575)
Net income available to common shares	$12,794	$10,473	$(8,026)

Weighted average shares outstanding, including participating stock awards - Basic	33,872,814	33,803,030	27,161,888

Dilutive potential common shares:
Stock options	---	---	---
Stock warrants	---	---	---
Weighted average shares outstanding - Diluted	33,872,814	33,803,030	27,161,888

Basic earnings per common share	$0.38	$0.31	$(0.29)
Diluted earnings per common share	$0.38	$0.31	$(0.29)

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

Stock options for 102,299, 260,261 and 355,328 shares of common stock were not considered in computing diluted earnings per share for 2015, 2014 and 2013, respectively, because they were antidilutive. Unvested restricted awards of 206,167 were not considered in computing earnings per share for 2013 as they were antidilutive due to the net loss available to common shares created by the preferred stock exchange.

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2015	2014	2013
Current	$2,335	$1,724	$120
Deferred	3,291	2,849	4,150
	$5,626	$4,573	$4,270

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2015	2014	2013
Statutory rate	35%	35%	35%
Statutory rate applied to income before taxes	$6,447	$5,266	$4,837
Add (deduct)
Tax-exempt interest income	(529)	(391)	(244)
Bank-owned life insurance	(232)	(237)	(250)
Other, net	(60)	(65)	(73)
	$5,626	$4,573	$4,270

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.    No valuation allowance was necessary at December 31, 2015, 2014 or 2013.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2015	2014
Deferred tax assets
Allowance for loan losses	$5,978	$6,637
Nonaccrual loan interest	850	935
Valuation allowance on other real estate owned	3,782	5,190
Unrealized loss on securities available for sale	---	---
Other	647	1,896
Gross deferred tax assets	11,257	14,658
Valuation allowance	---	---
Total net deferred tax assets	11,257	14,658

Deferred tax liabilities
Depreciation	(1,739)	(1,908)
Prepaid expenses	(191)	(21)
Unrealized gain on securities available for sale	(187)	(33)
Other	(321)	(431)
Gross deferred tax liabilities	(2,438)	(2,393)
Net deferred tax asset	$8,819	$12,265

There were no unrecognized tax benefits at December 31, 2015 or 2014 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2012.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at year-end (dollars in thousands):

	2015	2014
Commitments to make loans	$97,991	$81,274
Letters of credit	12,976	11,862
Unused lines of credit	426,080	389,099

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $19.8 million and $14.2 million at December 31, 2015 and 2014, respectively.

At year-end 2015, approximately 35% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to the prime rate.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. On January 27, 2014, the Company’s former Chairman and Chief Executive Officer, Mr. Benj. A. Smith III, commenced legal action against the Company claiming that the Company breached an alleged employment agreement pursuant to which he claimed entitlement to $20,833 monthly for a period of six years from the date of his resignation in February 2009.  On February 10, 2015, the Company entered into a settlement agreement with Mr. Smith related to this litigation.  A liability of $516,000, net of insurance proceeds, was accrued and the related expense was included in other noninterest expense at December 31, 2014 and was paid in the first quarter of 2015.  As of December 31, 2015, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 17 – SHAREHOLDERS' EQUITY (Continued)

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
CET1 capital (to risk weighted assets)
Consolidated	$151,630	10.8%	$63,479	4.5%	N/A	N/A
Bank	186,930	13.2	63,463	4.5	$91,668	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	191,630	13.6	84,638	6.0	N/A	N/A
Bank	186,930	13.2	84,617	6.0	112,822	8.0
Total capital (to risk weighted assets)
Consolidated	208,711	14.8	112,851	8.0	N/A	N/A
Bank	203,471	14.4	112,822	8.0	141,028	10.0
Tier 1 capital (to average assets)
Consolidated	191,630	11.5	66,400	4.0	N/A	N/A
Bank	186,930	11.2	66,332	4.0	82,915	5.0

December 31, 2014
Tier 1 capital (to risk weighted assets)
Consolidated	$174,084	14.3%	$48,706	4.0%	N/A	N/A
Bank	170,983	14.0	48,788	4.0	$73,182	6.0%
Total capital (to risk weighted assets)
Consolidated	189,353	15.6	97,420	8.0	N/A	N/A
Bank	186,276	15.3	97,575	8.0	121,969	10.0
Tier 1 capital (to average assets)
Consolidated	174,084	11.6	59,998	4.0	N/A	N/A
Bank	170,983	11.4	59,923	4.0	74,904	5.0

Approximately $40.0 million of trust preferred securities outstanding at December 31, 2015 and 2014, respectively, qualified as Tier 1 capital.

The Bank was categorized as "well capitalized" at December 31, 2015 and 2014.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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
December 31, 2015 and 2014

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

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2015	2014
ASSETS
Cash and cash equivalents	$4,818	$2,544
Investment in Bank subsidiary	186,737	177,312
Investment in other subsidiaries	1,478	1,491
Other assets	362	2,599
Total assets	$193,395	$183,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	41,238	41,238
Other liabilities	180	189
Total liabilities	41,418	41,427
Total shareholders' equity	151,977	142,519
Total liabilities and shareholders' equity	$193,395	$183,946

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2015	2014	2013
INCOME
Dividends from subsidiaries	$5,160	$4,139	$5,179
Other	---	---	---
Total income	5,160	4,139	5,179
EXPENSE
Interest expense	1,331	1,311	1,563
Other expense	592	611	575
Total expense	1,923	1,922	2,138
Income before income tax and equity in undistributed earnings of subsidiaries	3,237	2,217	3,041
Equity in undistributed earnings of subsidiaries	8,893	7,592	5,770
Income before income tax	12,130	9,809	8,811
Income tax benefit	(664)	(664)	(738)
Net income	$12,794	$10,473	$9,549
Net income (loss) available to common shares	$12,794	$10,473	$(8,026)
Comprehensive income	$13,080	$12,489	$6,634

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2015		2014		2013
Cash flows from operating activities
Net income		$12,794		$10,473	$9,549
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries		(8,893)		(7,592)	(5,770)
Stock compensation expense		18		2	---
Change in other assets		2,237		673	(740)
Change in other liabilities		(9)		(29)	(4,487)
Net cash from operating activities		6,147		3,527	(1,448)
Cash flows from investing activities
Investment in subsidiaries		---		---	---
Net cash from investing activities		---		---	---
Cash flows from financing activities
Proceeds from issuance of common stock		---		4	---
Cash dividends paid		(3,702)		(2,689)	---
Common stock issuance costs		---		(102)	---
Redemption of subordinated debt		---		---	(1,650)
Repurchases of shares		(171)		(106)	(45)
Cash paid in preferred stock exchange		---		---	(4,734)
Net cash from financing activities		(3,873)		(2,893)	(6,429)
Net change in cash and cash equivalents		2,274		634	(7,877)
Cash and cash equivalents at beginning of year		2,544		1,910	9,787
Cash and cash equivalents at end of year		$4,818		$2,544	$1,910

Supplemental noncash disclosures:
Conversion of 300 shares of Preferred Series B to 50,000 shares of common stock	$	---	$	---	$300
Exchange of 31,290 shares of Preferred Series A to 5,973,519 shares of common stock		---		---	30,604
Exchange of 2,300 shares of Preferred Series B to 457,159 shares of common stock		---		---	2,260

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2015
First quarter	$12,011	$10,652	$(1,000)	$2,840	$0.08	$0.08
Second quarter	12,238	10,845	(500)	3,215	0.09	0.09
Third quarter	12,427	11,121	(250)	3,201	0.09	0.09
Fourth quarter	12,709	11,461	(1,750)	3,538	0.10	0.10

2014
First quarter	$11,970	$10,475	$(1,000)	$2,639	$0.08	$0.08
Second quarter	11,528	10,156	(1,000)	2,755	0.08	0.08
Third quarter	11,674	10,304	(750)	2,762	0.08	0.08
Fourth quarter	11,816	10,457	(600)	2,317	0.07	0.07

Net income and provision for loan losses for the fourth quarter of 2015 are positively impacted by the reduction in the specific reserve on an impaired loan which was upgraded in the fourth quarter of 2015.

Net income for the fourth quarter of 2014 includes $516,000 expense associated with a legal settlement discussed in Note 16.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2015.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on those criteria.

BDO USA, LLP, an independent registered certified public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Macatawa Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 18, 2016

ITEM 9B:	Other Information.

None.

PART II

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 3, 2016 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 3, 2016 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 3, 2016 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2015.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	102,299	$13.04	1,412,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	102,299	$13.04	1,412,000

(1)	Consists of the Macatawa Bank Corporation Stock Compensation Plan, the Macatawa Bank Corporation 2006 Stock Compensation Plan, the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan and the Macatawa Bank Corporation Stock Incentive Plan of 2015. Stock options may no longer be issued under the Macatawa Bank Corporation Stock Compensation Plan, the Macatawa Bank Corporation 2006 Stock Compensation Plan or the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan. The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (1,412,000 shares) represents shares that may be issued other than upon the exercise of an option, warrant or right. Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 3, 2016 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 3, 2016 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.
The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013 Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

(a) 2.	Financial statement schedules are omitted because they are not required or because the information is set forth in the consolidated financial statements or related notes.
(a) 3.	The following exhibits are filed as part of this report:

Exhibit Number and Description
3.1	Restated Articles of Incorporation. Previously filed with the Commission on April 28, 2011 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
3.2	Bylaws. Previously filed with the Commission on Form 10-K on February 19, 2015, Exhibit 3.2. Here incorporated by reference.
4.1	Restated Articles of Incorporation. Exhibit 3.1 is here incorporated by reference.
4.2	Bylaws. Exhibit 3.2 is here incorporated by reference.
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

10.3*
Macatawa Bank Corporation 2006 Directors' Stock Compensation Plan.  Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.4.  Here incorporated by reference.

10.4*
Form of Stock Option Agreement for non-qualified stock options.  Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.7.  Here incorporated by reference.

10.5*
Form of Stock Option Agreement for incentive stock options.  Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.8.  Here incorporated by reference.

10.6*
Form of Stock Option Agreement under the Directors’ Stock Compensation Plan.   Previously filed with the Commission on March 7, 2012 in Macatawa Bank Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, Exhibit 10.9.  Here incorporated by reference.

10.7*
Form of Restricted Stock Agreement.   Previously filed with the Commission on February 21, 2013 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.10.  Here incorporated by reference.

10.8*
Macatawa Bank Corporation Stock Incentive Plan of 2016.  Previously filed with the Commission on March 20, 2015 in Macatawa Bank Corporation’s 2015 Definitive Proxy Statement on Form DEF 14A.  Here incorporated by reference.

10.9*
Change in control agreements between Macatawa Bank Corporation and its Chief Executive Officer and its Chief Financial Officer.  Previously filed with the Commission on Form 8-K on June 22, 2015, Exhibits 10.1 and 10.2.  Here incorporated by reference.

10.10	Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors.
10.11
Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC.  Previously filed with the Commission on Form 10-K on February 19, 2015, Exhibit 10.11.  Here incorporated by reference.

10.12
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 18, 2016.

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

Signature

*/s/ Richard L. Postma	February 18, 2016
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 18, 2016
Ronald L. Haan, Chief Executive Officer

/s/ Jon W. Swets	February 18, 2016
Jon W. Swets, Senior Vice President and Chief Financial Officer

*/s/ Mark J. Bugge	February 18, 2016
Mark J. Bugge, Director

*/s/ Arend D. Lubbers	February 18, 2016
Arend D. Lubbers, Director

*/s/ Thomas J. Wesholski	February 18, 2016
Thomas J. Wesholski, Director

*/s/ Douglas B. Padnos	February 18, 2016
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	February 18, 2016
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	February 18, 2016
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 18, 2016
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 18, 2016
Robert L. Herr, Director

*/s/ Thomas P. Rosenbach	February 18, 2016
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact