Form 10-Q
period 2016-03-31
MACATAWA BANK CORP
filed 2016-04-28
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,925,113 shares of the Company's Common Stock (no par value) were outstanding as of April 28, 2016.

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

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

Index
Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2016 (unaudited) and December 31, 2015
(Dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$22,499	$29,104
Federal funds sold and other short-term investments	72,104	152,372
Cash and cash equivalents	94,603	181,476
Interest-bearing time deposits in other financial institutions	---	20,000
Securities available for sale, at fair value	168,041	166,815
Securities held to maturity (fair value 2016 - $52,485 and 2015 - $52,837)	51,303	51,856
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	2,259	2,776
Total loans	1,216,184	1,197,932
Allowance for loan losses	(17,129)	(17,081)
Net loans	1,199,055	1,180,851
Premises and equipment – net	50,944	51,456
Accrued interest receivable	3,929	3,622
Bank-owned life insurance	28,784	28,858
Other real estate owned - net	16,162	17,572
Net deferred tax asset	8,546	8,819
Other assets	4,801	3,984
Total assets	$1,639,985	$1,729,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$424,356	$477,032
Interest-bearing	916,478	958,480
Total deposits	1,340,834	1,435,512
Other borrowed funds	94,840	96,169
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	7,832	4,747
Total liabilities	1,484,744	1,577,666

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,925,113 shares issued and outstanding at March 31, 2016 and December 31, 2015	216,687	216,540
Retained deficit	(62,427)	(64,910)
Accumulated other comprehensive income	981	347
Total shareholders' equity	155,241	151,977
Total liabilities and shareholders' equity	$1,639,985	$1,729,643

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2016 and 2015
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Interest income
Loans, including fees	$11,756	$10,963
Securities
Taxable	550	501
Tax-exempt	433	344
FHLB Stock	124	117
Federal funds sold and other short-term investments	145	86
Total interest income	13,008	12,011
Interest expense
Deposits	463	619
Other borrowings	442	415
Subordinated and long-term debt	365	325
Total interest expense	1,270	1,359
Net interest income	11,738	10,652
Provision for loan losses	(100)	(1,000)
Net interest income after provision for loan losses	11,838	11,652
Noninterest income
Service charges and fees	1,047	1,001
Net gains on mortgage loans	487	723
Trust fees	708	734
ATM and debit card fees	1,186	1,110
Gain on sales of securities	89	83
Bank owned life insurance ("BOLI") income	444	162
Other	647	482
Total noninterest income	4,608	4,295
Noninterest expense
Salaries and benefits	6,187	6,182
Occupancy of premises	982	972
Furniture and equipment	865	783
Legal and professional	159	239
Marketing and promotion	275	305
Data processing	659	577
FDIC assessment	251	281
Interchange and other card expense	286	276
Bond and D&O Insurance	132	145
Net losses on repossessed and foreclosed properties	36	451
Administration and disposition of problem assets	375	376
Other	1,344	1,275
Total noninterest expenses	11,551	11,862
Income before income tax	4,895	4,085
Income tax expense	1,400	1,245
Net income	$3,495	$2,840

Basic earnings per common share	$0.10	$0.08
Diluted earnings per common share	$0.10	$0.08
Cash dividends per common share	$0.03	$0.02

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Net income	$3,495	$2,840

Other comprehensive income:

Unrealized gains:
Net change in unrealized gains on securities available for sale	1,064	1,281
Tax effect	(372)	(449)
Net change in unrealized gains on securities available for sale, net of tax	692	832

Less: reclassification adjustments:
Reclassification for gains included in net income	89	83
Tax effect	(31)	(29)
Reclassification for gains included in net income, net of tax	58	54

Other comprehensive income, net of tax	634	778

Comprehensive income	$4,129	$3,618

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2016 and 2015
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2015	$216,460	$(74,002)	$61	$142,519
Net income for the three months ended March 31, 2015	---	2,840	---	2,840
Cash dividends at $.02 per share	---	(677)	---	(677)
Net change in unrealized gain on securities available for sale, net of tax	---	---	778	778
Stock compensation expense	121	---	---	121
Balance, March 31, 2015	$216,581	$(71,839)	$839	$145,581

Balance, January 1, 2016	$216,540	$(64,910)	$347	$151,977
Net income for the three months ended March 31, 2016	---	3,495	---	3,495
Cash dividends at $.03 per share	---	(1,012)	---	(1,012)
Net change in unrealized gain on securities available for sale, net of tax	---	---	634	634
Stock compensation expense	147	---	---	147
Balance, March 31, 2016	$216,687	$(62,427)	$981	$155,241

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities
Net income	$3,495	$2,840
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	659	684
Stock compensation expense	147	121
Provision for loan losses	(100)	(1,000)
Origination of loans for sale	(18,883)	(23,438)
Proceeds from sales of loans originated for sale	19,887	24,140
Net gains on mortgage loans	(487)	(723)
Gain on sales of securities	(89)	(83)
Write-down of other real estate	129	518
Net (gain) loss on sales of other real estate	(92)	(67)
Change in net deferred tax asset	(68)	592
Change in accrued interest receivable and other assets	(1,124)	(1,826)
Earnings in bank-owned life insurance	(444)	(162)
Change in accrued expenses and other liabilities	2,073	(869)
Net cash from operating activities	5,103	727

Cash flows from investing activities
Loan originations and payments, net	(18,206)	(16,809)
Change in interest-bearing deposits in other financial institutions	20,000	---
Purchases of securities available for sale	(21,802)	(10,590)
Purchases of securities held to maturity	---	(10,326)
Proceeds from:
Maturities and calls of securities	12,883	5,195
Sales of securities available for sale	9,418	12,063
Principal paydowns on securities	911	919
Sales of other real estate	1,475	1,452
Death benefit from bank-owned life insurance	518	---
Additions to premises and equipment	(154)	(250)
Net cash from investing activities	5,043	(18,346)

Cash flows from financing activities
Change in deposits	(94,678)	14,191
Repayments of other borrowed funds	(1,329)	(1,271)
Proceeds from other borrowed funds	---	10,000
Cash dividends paid	(1,012)	(677)
Net cash from financing activities	(97,019)	22,243
Net change in cash and cash equivalents	(86,873)	4,624
Cash and cash equivalents at beginning of period	181,476	129,455
Cash and cash equivalents at end of period	$94,603	$134,079

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three Month Periods Ended March 31, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Supplemental cash flow information
Interest paid	$1,270	$1,347
Income taxes paid	---	1,575
Supplemental noncash disclosures:
Transfers from loans to other real estate	102	699
Security settlement	1,012	1,250

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

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2016, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2016 and December 31, 2015, the total notional amount of such agreements was $48.5 million and resulted in a derivative asset with a fair value of $1.2 million and $790,000, respectively, which were included in other assets and a derivative liability of $1.2 million and $790,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  The Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, the ASU requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The new guidance was effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively. The impact of adoption of this ASU by the Company was not material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This ASU provides guidance related to the accounting for internal-use software accessed through a hosting arrangement (e.g., cloud computing, software as a service, etc.) only if both of the following criteria are met: (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty (there is no significant penalty if the customer has the ability to take delivery of the software without incurring significant cost and the ability to use the software separately without significant loss of utility or value); and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. If both of the criteria are present in a hosting arrangement, then the arrangement contains a software license and the customer should generally capitalize and subsequently amortize the cost of the license. If both of the criteria are not present, the customer should account for the arrangement as a service contract (i.e., expense fees as incurred). The new guidance was effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The impact of adoption of this ASU by the Company was not material.

Newly Issued Not Yet Effective Standards:  FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The impact of adoption of this ASU by the Company is not expected to be material.

FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The impact of adoption of this ASU by the Company is not expected to be material.

FASB issued ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Cards (a consensus of the FASB Emerging Issues Task Force), which addresses the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability.  When an entity sells a prepaid stored-value card that is redeemable at a third-party merchant, it recognizes a liability for its obligation to provide the customer with the ability to purchase goods or services at that third-party merchant. When the customer redeems the prepaid stored-value card, the liability (or part of that liability) between the entity and the customer is extinguished. At the same time, the entity incurs a liability to the merchant that provided the goods or services. This liability is typically extinguished with cash through a card-settlement process. In some cases, however, a prepaid stored-value card may be unused wholly or partially for an indefinite time period.  ASU No. 2016-04 provides that liabilities related to the sale of prepaid stored-value products within its scope are financial liabilities. Additionally, it provides a narrow-scope exception to Subtopic 405-20, Liabilities—Extinguishments of Liabilities, to require that breakage be accounted for consistent with the breakage guidance in Topic 606 for those liabilities with the characteristics described above.  The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The impact of adoption of this ASU by the Company is not expected to be material.

FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The impact of adoption of this ASU by the Company is not expected to be material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2016
Available for Sale:
U.S. Treasury and federal agency securities	$76,689	327		(43)	$76,973
U.S. Agency MBS and CMOs	11,719	73		(30)	11,762
Tax-exempt state and municipal bonds	35,557	835		(51)	36,341
Taxable state and municipal bonds	26,093	345		(4)	26,434
Corporate bonds and other debt securities	14,974	56		(14)	15,016
Other equity securities	1,500	15		---	1,515
	$166,532	$1,651		$(142)	$168,041
Held to Maturity
Tax-exempt state and municipal bonds	$51,303	$1,182	$	---	$52,485

December 31, 2015
Available for Sale:
U.S. Treasury and federal agency securities	$74,618	48		(274)	$74,392
U. S. Agency MBS and CMOs	13,828	35		(108)	13,755
Tax-exempt state and municipal bonds	32,943	692		(37)	33,598
Taxable state and municipal bonds	28,554	246		(37)	28,763
Corporate bonds and other debt securities	14,838	19		(44)	14,813
Other equity securities	1,500	---		(6)	1,494
	$166,281	$1,040		$(506)	$166,815
Held to Maturity:
Tax-exempt state and municipal bonds	$51,856	$986		$(5)	$52,837

Proceeds from the sale of securities available for sale were $9.4 million and $12.1 million, respectively, in the three month periods ended March 31, 2016 and 2015 resulting in net gain on sale of $89,000 and $83,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in a reclassification of $89,000 ($58,000 net of tax) for the three months ended March 31, 2016 and $83,000 ($54,000 net of tax) for the three months ended March 31, 2015 from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income.

Contractual maturities of debt securities at March 31, 2016 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,655	$14,673	$12,213	$12,256
Due from one to five years	9,704	9,873	98,184	98,805
Due from five to ten years	14,744	15,556	41,794	42,559
Due after ten years	12,200	12,383	12,841	12,906
	$51,303	$52,485	$165,032	$166,526

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$12,335	$(33)	$3,107	$(10)	$15,442	$(43)
U.S. Agency MBS and CMOs	1,937	(9)	1,828	(21)	3,765	(30)
Tax-exempt state and municipal bonds	11,652	(36)	860	(15)	12,512	(51)
Taxable state and municipal bonds	529	(2)	643	(2)	1,172	(4)
Corporate bonds and other debt securities	3,570	(12)	502	(2)	4,072	(14)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$30,023	$(92)	$6,940	$(50)	$36,963	$(142)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$35,090	$(187)	$7,036	$(82)	$42,126	$(269)
U.S. Agency MBS and CMOs	8,842	(108)	---	---	8,842	(108)
Tax-exempt state and municipal bonds	3,487	(9)	2,022	(33)	5,509	(42)
Taxable state and municipal bonds	8,158	(29)	640	(8)	8,798	(37)
Corporate bonds and other debt securities	9,330	(47)	499	(2)	9,829	(49)
Other equity securities	1,494	(6)	---		1,494	(6)
Total temporarily impaired	$66,401	$(386)	$10,197	$(125)	$76,598	$(511)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three month periods ended March 31, 2016 and 2015.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2016 and December 31, 2015.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Commercial and industrial	$388,625	$377,298

Commercial real estate:
Residential developed	13,141	10,448
Unsecured to residential developers	7,491	7,372
Vacant and unimproved	45,429	42,881
Commercial development	658	559
Residential improved	68,858	67,922
Commercial improved	294,392	289,651
Manufacturing and industrial	86,747	89,839
Total commercial real estate	516,716	508,672

Consumer
Residential mortgage	214,104	209,972
Unsecured	577	637
Home equity	87,874	92,716
Other secured	8,288	8,637
Total consumer	310,843	311,962

Total loans	1,216,184	1,197,932
Allowance for loan losses	(17,129)	(17,081)
	$1,199,055	$1,180,851

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,826	8,457	$3,761	$37	$17,081
Charge-offs	---	---	(76)	---	(76)
Recoveries	49	121	54	---	224
Provision for loan losses	70	(129)	(40)	(1)	(100)
Ending Balance	$4,945	$8,449	$3,699	$36	$17,129

Three months ended March 31, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,173	$8,690	$4,046	$53	$18,962
Charge-offs	---	---	(78)	---	(78)
Recoveries	84	608	104	---	796
Provision for loan losses	(83)	(728)	(165)	(24)	(1,000)
Ending Balance	$6,174	$8,570	$3,907	$29	$18,680

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$574	$495	$810	$	---	$1,879
Collectively evaluated for impairment	4,371	7,954	2,889		36	15,250
Total ending allowance balance	$4,945	$8,449	$3,699		$36	$17,129

Loans:
Individually reviewed for impairment	$8,622	$15,840	$13,149	$	---	$37,611
Collectively evaluated for impairment	380,003	500,876	297,694		---	1,178,573
Total ending loans balance	$388,625	$516,716	$310,843	$	---	$1,216,184

December 31, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$673	$436	$829	$	---	$1,938
Collectively evaluated for impairment	4,153	8,021	2,932		37	15,143
Total ending allowance balance	$4,826	$8,457	$3,761		$37	$17,081

Loans:
Individually reviewed for impairment	$7,718	$17,569	$13,463	$	---	$38,750
Collectively evaluated for impairment	369,580	491,103	298,499		---	1,159,182
Total ending loans balance	$377,298	$508,672	$311,962	$	---	$1,197,932

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2016 (dollars in thousands):

March 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$4,094	$4,094	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	206	206		---
Commercial development	---	---		---
Residential improved	87	87		---
Commercial improved	---	---		---
Manufacturing and industrial	---	---		---
	293	293		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
	$4,387	$4,387	$	---

With an allowance recorded:
Commercial and industrial	$4,528	$4,528		$574

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	237	237		6
Commercial development	192	192		6
Residential improved	5,423	5,423		260
Commercial improved	9,457	9,457		214
Manufacturing and industrial	238	238		9
	15,547	15,547		495
Consumer:
Residential mortgage	8,579	8,579		529
Unsecured	---	---		---
Home equity	4,570	4,570		281
Other secured	---	---		---
	13,149	13,149		810
	$33,224	$33,224		$1,879

Total	$37,611	$37,611		$1,879

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Average of impaired loans during the period:
Commercial and industrial	$8,265	$9,703

Commercial real estate:
Residential developed	---	937
Unsecured to residential developers	---	---
Vacant and unimproved	446	1,490
Commercial development	192	198
Residential improved	5,543	7,661
Commercial improved	9,537	16,759
Manufacturing and industrial	239	2,706

Consumer	13,140	14,784

Interest income recognized during impairment:
Commercial and industrial	298	326
Commercial real estate	201	356
Consumer	122	137

Cash-basis interest income recognized
Commercial and industrial	288	328
Commercial real estate	200	351
Consumer	123	140

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015:

March 31, 2016	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$48	$31

Commercial real estate:
Residential developed	---	---
Unsecured to residential developers	---	---
Vacant and unimproved	---	---
Commercial development	49	---
Residential improved	115	---
Commercial improved	148	---
Manufacturing and industrial	---	---
	312	---
Consumer:
Residential mortgage	2	---
Unsecured	25	---
Home equity	9	---
Other secured	---	---
	36	---
Total	$396	$31

December 31, 2015	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$174	$	---

Commercial real estate:
Residential developed	195		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	124		---
Commercial improved	157		---
Manufacturing and industrial	---		---
	525		---
Consumer:
Residential mortgage	2		---
Unsecured	28		---
Home equity	10		17
Other secured	---		---
	40		17
Total	$739		$17

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans (dollars in thousands):

March 31, 2016	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$344	$31	$375	$388,250	$388,625

Commercial real estate:
Residential developed	---	---	---	13,141	13,141
Unsecured to residential developers	---	---	---	7,491	7,491
Vacant and unimproved	---	---	---	45,429	45,429
Commercial development	192	49	241	417	658
Residential improved	122	6	128	68,730	68,858
Commercial improved	52	---	52	294,340	294,392
Manufacturing and industrial	---	---	---	86,747	86,747
	366	55	421	516,295	516,716
Consumer:
Residential mortgage	---	---	---	214,104	214,104
Unsecured	---	---	---	577	577
Home equity	---	---	---	87,874	87,874
Other secured	---	---	---	8,288	8,288
	---	---	---	310,843	310,843
Total	$710	$86	$796	$1,215,388	$1,216,184

December 31, 2015	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$719	$100	$819	$376,479	$377,298

Commercial real estate:
Residential developed	---	---	---	10,448	10,448
Unsecured to residential developers	---	---	---	7,372	7,372
Vacant and unimproved	---	---	---	42,881	42,881
Commercial development	---	49	49	510	559
Residential improved	73	6	79	67,843	67,922
Commercial improved	375	---	375	289,276	289,651
Manufacturing and industrial	---	---	---	89,839	89,839
	448	55	503	508,169	508,672
Consumer:
Residential mortgage	---	---	---	209,972	209,972
Unsecured	---	---	---	637	637
Home equity	32	17	49	92,667	92,716
Other secured	---	---	---	8,637	8,637
	32	17	49	311,913	311,962
Total	$1,199	$172	$1,371	$1,196,561	$1,197,932

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,879,000 and $1,938,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2016 and December 31, 2015, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	31	$8,522	33	$7,611
Commercial real estate	55	16,132	56	17,871
Consumer	123	13,385	124	13,570
	209	$38,039	213	$39,052

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of March 31, 2016 and December 31, 2015.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	March 31, 2016		December 31, 2015
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		31,400		33,691
Accruing TDR - upgraded to accruing after six consecutive payments		6,319		4,784
		$37,719		$38,475

The following tables present information regarding troubled debt restructurings executed during the three month periods ended March 31, 2016 and 2015 (dollars in thousands):

Three Months Ended March 31, 2016	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	---		---		---
Consumer	4		238		---
	4		$238	$	---

Three Months Ended March 31, 2015	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$408	$	---
Commercial real estate	1	42		---
Consumer	29	753		---
	31	$1,203	$	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the three month periods ended March 31, 2016 and 2015 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	---		---
Consumer	---		---	---		---

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

8. Loss - Loans are considered uncollectible and of little or no value as a bank asset.

As of March 31, 2016 and December 31, 2015, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2016		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$14,597	$111,894	$244,231	$10,713	$7,142	$48	$	---	$388,625

Commercial real estate:
Residential developed		---	---	2,555	7,560	2,834	192	---		---	13,141
Unsecured to residential developers		---	---	---	7,491	---	---	---		---	7,491
Vacant and unimproved		---	---	21,700	19,362	4,367	---	---		---	45,429
Commercial development		---	---	---	417	---	192	49		---	658
Residential improved		---	---	6,217	56,078	4,681	1,767	115		---	68,858
Commercial improved		---	1,796	61,179	216,218	12,938	2,113	148		---	294,392
Manufacturing & industrial		---	1,427	33,500	50,077	1,743	---	---		---	86,747
	$	---	$17,820	$237,045	$601,434	$37,276	$11,406	$360	$	---	$905,341

December 31, 2015	1	2	3	4	5	6	7		8	Total
Commercial and industrial	$196	$8,774	$114,451	$242,253	$5,235	$6,215	$174	$	---	$377,298

Commercial real estate:
Residential developed	---	---	2,226	5,191	2,836	---	195		---	10,448
Unsecured to residential developers	---	---	---	7,372	---	---	---		---	7,372
Vacant and unimproved	---	---	17,768	20,588	4,525	---	---		---	42,881
Commercial development	---	---	---	318	---	192	49		---	559
Residential improved	---	---	7,191	54,376	4,722	1,509	124		---	67,922
Commercial improved	---	3,094	60,475	208,127	15,645	2,153	157		---	289,651
Manufacturing & industrial	---	1,478	34,857	50,023	3,481	---	---		---	89,839
	$196	$13,346	$236,968	$588,248	$36,444	$10,069	$699	$	---	$885,970

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2016	December 31, 2015
Not classified as impaired	$1,828	$1,986
Classified as impaired	9,938	8,782
Total commercial loans classified substandard or worse	$11,766	$10,768

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2016	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$214,104	$577	$87,874	$8,288
Nonperforming	---	---	---	---
Total	$214,104	$577	$87,874	$8,288

December 31, 2015	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$209,972	$637	$92,699	$8,637
Nonperforming	---	---	17	---
Total	$209,972	$637	$92,716	$8,637

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2015
Beginning balance	$28,377	$43,071	$43,071
Additions, transfers from loans	102	2,520	699
Proceeds from sales of other real estate owned	(1,475)	(11,540)	(1,452)
Valuation allowance reversal upon sale	(251)	(4,748)	(447)
Gain (loss) on sales of other real estate owned	92	(926)	67
	26,845	28,377	41,938
Less: valuation allowance	(10,683)	(10,805)	(14,900)
Ending balance	$16,162	$17,572	$27,038

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Beginning balance	$10,805	$14,829
Additions charged to expense	129	518
Reversals upon sale	(251)	(447)
Ending balance	$10,683	$14,900

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
U.S. Treasury and federal agency securities	$76,973	$	---	$76,973	$	---
U.S. Agency MBS and CMOs	11,762		---	11,762		---
Tax-exempt state and municipal bonds	36,341		---	36,341		---
Taxable state and municipal bonds	26,434		---	26,434		---
Corporate bonds and other debt securities	15,016		---	15,016		---
Other equity securities	1,515		---	1,515		---
Loans held for sale	2,259		---	2,259		---
Interest rate swaps	1,220		---	---		1,220
Interest rate swaps	(1,220)		---	---		(1,220)

December 31, 2015
U.S. Treasury and federal agency securities	$74,392	$	---	$74,392	$	---
U.S. Agency MBS and CMOs	13,755		---	13,755		---
Tax-exempt state and municipal bonds	33,598		---	33,598		---
Taxable state and municipal bonds	28,763		---	28,763		---
Corporate bonds and other debt securities	14,813		---	14,813		---
Other equity securities	1,494		---	1,494		---
Loans held for sale	2,776		---	2,776		---
Interest rate swaps	790		---	---		790
Interest rate swaps	(790)		---	---		(790)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2016
Impaired loans	$6,306	$	---	$	---	$6,306
Other real estate owned	12,590		---		---	12,590

December 31, 2015
Impaired loans	$6,573	$	---	$	---	$6,573
Other real estate owned	13,602		---		---	13,602

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at period end (dollars in thousands):

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2016
Impaired Loans	$6,306	Sales comparison approach	Adjustment for differences between comparable sales	1.0	to	19.0
		Income approach	Capitalization rate	9.5	to	11.0

Other real estate owned	12,590	Sales comparison approach	Adjustment for differences between comparable sales	2.0	to	22.5
		Income approach	Capitalization rate	9.5	to	11.0

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2015
Impaired Loans	$6,573	Sales comparison approach	Adjustment for differences between comparable sales	1.0	to	19.0
		Income approach	Capitalization rate	9.5	to	11.0

Other real estate owned	13,602	Sales comparison approach	Adjustment for differences between comparable sales	4.5	to	32.5
		Income approach	Capitalization rate	9.5	to	11.0

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2016 and December 31, 2015 (dollars in thousands):

	Level in	March 31, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$22,499	22,499	$29,104	29,104
Cash equivalents	Level 2	72,104	72,104	152,372	152,372
Interest-bearing time deposits in other financial institutions	Level 2	---	---	20,000	20,008
Securities held to maturity	Level 3	51,303	52,485	51,856	52,837
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,192,749	1,190,050	1,187,423	1,177,527
Bank owned life insurance	Level 3	28,784	28,784	28,858	28,858
Accrued interest receivable	Level 2	3,929	3,929	3,622	3,622

Financial liabilities
Deposits	Level 2	(1,340,834)	(1,340,799)	(1,435,512)	(1,435,473)
Other borrowed funds	Level 2	(94,840)	(95,917)	(96,169)	(96,465)
Long-term debt	Level 2	(41,238)	(35,876)	(41,238)	(35,757)
Accrued interest payable	Level 2	(273)	(273)	(273)	(273)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Noninterest-bearing demand	$424,356	$477,032
Interest bearing demand	320,250	358,306
Savings and money market accounts	511,325	512,980
Certificates of deposit	84,903	87,194
	$1,340,834	$1,435,512

Approximately $18.3 million and $17.1 million in certificates of deposit were in denominations of $250,000 or more at March 31, 2016 and December 31, 2015, respectively.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2016
Single maturity fixed rate advances	$90,000	August 2016 to March 2020	1.69%
Amortizable mortgage advances	4,840	March 2018 to July 2018	3.76%
	$94,840

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2015
Single maturity fixed rate advances	$90,000	August 2016 to March 2020	1.69%
Amortizable mortgage advances	6,169	March 2018 to July 2018	3.78%
	$96,169

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $435,348,000 and $440,660,000 under a blanket lien arrangement at March 31, 2016 and December 31, 2015, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Scheduled repayments of FHLB advances as of March 31, 2016 were as follows (in thousands):

2016	$20,667
2017	2,055
2018	52,118
2019	10,000
2020	10,000
Thereafter	---
$94,840

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2016 and December 31, 2015, and the Company had approximately $18.2 million and $18.5 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $21.1 million and $21.6 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2016 and 2015 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net income available to common shares	$3,495	$2,840

Weighted average shares outstanding, including participating stock awards - Basic	33,925,113	33,866,789

Dilutive potential common shares:
Stock options	---	---
Stock warrants	---	---
Weighted average shares outstanding - Diluted	33,925,113	33,866,789

Basic earnings per common share	$0.10	$0.08
Diluted earnings per common share	$0.10	$0.08

Stock options for 101,473 and 260,261 shares of common stock for the three month periods ended March 31, 2016 and 2015, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Current	$1,468	$653
Deferred	(68)	592
	$1,400	$1,245

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Statutory rate	35%	35%
Statutory rate applied to income before taxes	$1,713	$1,430
Add (deduct)
Tax-exempt interest income	(148)	(117)
Bank-owned life insurance	(155)	(57)
Other, net	(10)	(11)
	$1,400	$1,245

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at March 31, 2016 or December 31, 2015.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2016	December31, 2015
Deferred tax assets
Allowance for loan losses	$5,995	$5,978
Nonaccrual loan interest	830	850
Valuation allowance on other real estate owned	3,739	3,782
Unrealized loss on securities available for sale	---	---
Other	704	647
Gross deferred tax assets	11,268	11,257
Valuation allowance	---	---
Total net deferred tax assets	11,268	11,257

Deferred tax liabilities
Depreciation	(1,682)	(1,739)
Prepaid expenses	(191)	(191)
Unrealized gain on securities available for sale	(528)	(187)
Other	(321)	(321)
Gross deferred tax liabilities	(2,722)	(2,438)
Net deferred tax asset	$8,546	$8,819

There were no unrecognized tax benefits at March 31, 2016 or December 31, 2015 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2012.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2016	December 31, 2015
Commitments to make loans	$90,346	$97,991
Letters of credit	14,379	12,976
Unused lines of credit	416,720	426,080

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $17.2 million and $19.8 million at March 31, 2016 and December 31, 2015, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At March 31, 2016, approximately 41% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2016, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. The capital conservation buffer requirement is 0.625% for 2016, increasing to 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2016 and December 31, 2015, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
CET1 capital (to risk weighted assets)
Consolidated	$154,260	11.0%	$63,378	4.5%	N/A	N/A
Bank	188,872	13.4	63,370	4.5	$91,535	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	194,260	13.8	84,504	6.0	N/A	N/A
Bank	188,872	13.4	84,494	6.0	112,658	8.0
Total capital (to risk weighted assets)
Consolidated	211,396	15.0	112,672	8.0	N/A	N/A
Bank	206,008	14.6	112,658	8.0	140,823	10.0
Tier 1 capital (to average assets)
Consolidated	194,260	11.7	66,489	4.0	N/A	N/A
Bank	188,872	11.4	66,412	4.0	83,015	5.0

December 31, 2015
CET1 capital (to risk weighted assets)
Consolidated	$151,630	10.8%	$63,479	4.5%	N/A	N/A
Bank	186,930	13.2	63,463	4.5	$91,668	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	191,630	13.6	84,638	6.0	N/A	N/A
Bank	186,930	13.2	84,617	6.0	112,822	8.0
Total capital (to risk weighted assets)
Consolidated	208,711	14.8	112,851	8.0	N/A	N/A
Bank	203,471	14.4	112,822	8.0	141,028	10.0
Tier 1 capital (to average assets)
Consolidated	191,630	11.5	66,400	4.0	N/A	N/A
Bank	186,930	11.2	66,332	4.0	82,915	5.0

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2016 and December 31, 2015, respectively, qualified as Tier 1 capital. Refer to our 2015 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2016 and December 31, 2015.

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

At March 31, 2016, we had total assets of $1.64 billion, total loans of $1.22 billion, total deposits of $1.34 billion and shareholders' equity of $155.2 million.  During the first quarter of 2016, we recognized net income of $3.5 million compared to net income of $2.8 million in the first quarter of 2015.  The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2016.

After a hiatus of over five years, we paid a dividend of $0.02 per share in each quarter in 2014 and in the first quarter of 2015, increasing to $0.03 per share in the second through fourth quarters of 2015 and the first quarter of 2016.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended March 31, 2016 was $3.5 million, compared to net income of $2.8 million in the first quarter of 2015. Net income per common share on a diluted basis was $0.10 for the first quarter of 2016 and $0.08 for the first quarter of 2015.

The increase in earnings in the first quarter of 2016 compared to the first quarter of 2015 was due primarily to increased net interest income, earnings on bank owned life insurance and reduced nonperforming asset expenses, partially offset by reduced level of mortgage loan sale gains and a reduced negative provision for loan losses.  Net interest income increased to $11.7 million in the first quarter of 2016 compared to $10.7 million in the same period in 2015.  Bank owned life insurance income increased to $444,000 in the first quarter of 2016 compared to $163,000 in the first quarter of 2015.  The provision for loan losses was a negative $100,000 for the first quarter of 2016, compared to a negative $1.0 million for the first quarter of 2015.  We realized a lower level of income from gains on sales of residential mortgages, which decreased from $723,000 in the first quarter of 2015 to $487,000 in the first quarter of 2016.  Nonperforming asset expenses (including administration costs and losses) were $411,000 for the first quarter of 2016 compared to $827,000 for the first quarter of 2015, primarily as a result of a decrease of $10.9 million in other real estate owned.  We again were in a net loan recovery position for the first quarter of 2016, with $148,000 in net loan recoveries, compared to $718,000 in net loan recoveries in the first quarter of 2015.  Lost interest from elevated levels of nonperforming assets was approximately $197,000 for the three months ended March 31, 2016 compared to $415,000 for the three months ended March 31, 2015.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $11.7 million for the first quarter of 2016 and $10.7 million for the first quarter of 2015.

Net interest income was positively impacted in the first quarter of 2016 by an increase in average earning assets of $123.5 million compared to the first quarter of 2015.  Our average yield on earning assets for the first quarter of 2016 decreased 4 basis points compared to the same period in 2015 from 3.46% to 3.42%.  Average interest earning assets totaled $1.54 billion for the first quarter of 2016 compared to $1.42 billion for the first quarter of 2015. The net interest margin was 3.09% for the first quarter of 2016 compared to 3.07% for the first quarter of 2015.  An increase of $23.7 million in average securities between periods and an increase of $82.3 million in loans mitigated the impact of reduction in average loan yield from 3.91% in the first quarter of 2015 to 3.87% in the first quarter of 2016.  The late 2015 increase in federal funds rate had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.

Margin continued to be dampened by the impact of our elevated levels of nonperforming assets, including other real estate owned.  However as we continue to further reduce these levels, our margin is expected to continue to benefit.  We are encouraged by the increase in higher yielding average earning assets in the first quarter of 2016 and expect these balances to continue to increase in 2016, which should positively affect net interest income.

Index
The cost of funds decreased 6 basis points to 0.47% in the first quarter of 2016 from 0.53% in the same period in 2015.  A decrease in the rates paid on our savings and money market accounts in response to declining market rates within the current rate environment caused a reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.  Partially offsetting this was the full quarter effect of a $10.0 million FHLB advance taken out on March 27, 2015.

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2016 and 2015 (dollars in thousands):

	For the three months ended March 31,
	2016			2015
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$129,541	$550	1.69%	$119,711	$501	1.67%
Tax-exempt securities (1)	84,635	433	3.20	70,770	344	3.14
Commercial loans (2)	891,238	8,892	3.95	818,201	8,147	3.98
Residential mortgage loans	213,063	1,884	3.54	195,680	1,771	3.62
Consumer loans	99,667	980	3.95	108,012	1,045	3.92
Federal Home Loan Bank stock	11,558	124	4.24	11,238	117	4.15
Federal funds sold and other short-term investments	109,464	145	0.53	92,031	86	0.38
Total interest earning assets (1)	1,539,166	13,008	3.42	1,415,643	12,011	3.46

Noninterest earning assets:
Cash and due from banks	25,031			24,269
Other	99,393			110,465
Total assets	$1,663,590			$1,550,377

Liabilities
Deposits:
Interest bearing demand	$334,726	$85	0.10%	$324,848	$97	0.12%
Savings and money market accounts	513,243	238	0.19	464,359	216	0.19
Time deposits	90,278	140	0.62	121,119	306	1.02
Borrowings:
Other borrowed funds	95,921	442	1.83	88,437	415	1.88
Long-term debt	41,238	365	3.51	41,238	325	3.16
Total interest bearing liabilities	1,075,406	1,270	0.47	1,040,001	1,359	0.53

Noninterest bearing liabilities:
Noninterest bearing demand accounts	427,634			360,901
Other noninterest bearing liabilities	6,306			5,413
Shareholders' equity	154,244			144,062
Total liabilities and shareholders' equity	$1,663,590			$1,550,377

Net interest income		$11,738			$10,652

Net interest spread (1)			2.95%			2.93%
Net interest margin (1)			3.09%			3.07%
Ratio of average interest earning assets to average interest bearing liabilities	143.12%			136.12%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $426,000 and $11.3 million for the three months ended March 31, 2016 and 2015.

Index
Provision for Loan Losses: The provision for loan losses for the first quarter of 2016 was a negative $100,000 compared to a negative $1.0 million for the first quarter of 2015.  The negative provision for loan losses for both periods was caused by stabilizing real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $148,000 in the first quarter of 2016 and $718,000 in the first quarter of 2015.  At March 31, 2016, we had experienced net loan recoveries in ten of the past twelve quarters, and in each of the past five quarters.

Gross loan recoveries were $224,000 for the first quarter of 2016 and $796,000 for the same period in 2015.  In the first quarter of 2016, we had $76,000 in charge-offs, compared to $78,000 in the first quarter of 2015.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three month period ended March 31, 2016 increased to $4.6 million compared to $4.3 million for the same period in 2015. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Service charges and fees on deposit accounts	$1,047	$1,001
Net gains on mortgage loans	487	723
Trust fees	708	734
Gain as sales of securities	89	83
ATM and debit card fees	1,186	1,110
Bank owned life insurance (“BOLI”) income	444	163
Investment services fees	304	283
Other income	343	198
Total noninterest income	$4,608	$4,295

Net gains on mortgage loans were down $236,000 in the first quarter of 2016 compared to the first quarter of 2015 as a result of our strategic decision to retain a higher percentage of current production in portfolio and partially due to an overall lower level of volume.  The mortgage loans retained in portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for sale in the first quarter of 2016 were $18.9 million, compared to $23.4 million in the first quarter of 2015.  Mortgage loans originated for portfolio in the first quarter of 2016 were $14.1 million, compared to $18.0 million in the first quarter of 2015.  BOLI income was up $281,000 in the first quarter of 2016 due to distribution of a death claim on a covered former employee.  Trust fees and investment service fees were down in the first quarter of 2016 due to investment market volatility in the quarter, particularly at the beginning of the year.

Index
Noninterest Expense: Noninterest expense decreased to $11.6 million for the three month period ended March 31, 2016, from $11.9 million for the same period in 2015. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Salaries and benefits	$6,187	$6,182
Occupancy of premises	982	972
Furniture and equipment	865	783
Legal and professional	159	239
Marketing and promotion	275	305
Data processing	659	577
FDIC assessment	251	281
Interchange and other card expense	286	276
Bond and D&O insurance	132	145
Administration and disposition of problem assets	411	827
Outside services	370	394
Other noninterest expense	974	881
Total noninterest expense	$11,551	$11,862

Many categories of noninterest expense had reductions compared to the first quarter of 2015 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased slightly in the first quarter of 2016 from the first quarter of 2015. This increase is largely due to a higher level of costs associated with medical insurance, which was up $100,000 compared to the first quarter of 2015.  We had 338 full-time equivalent employees at March 31, 2016 compared to 351 at March 31, 2015.

Costs associated with administration and disposition of problem assets remain elevated, but have decreased significantly over the past few years.  These expenses include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced decreases in two of these three expense categories in the first quarter of 2016 compared to the same period in the prior year.

These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Legal and professional – nonperforming assets	$71	$89
Repossessed and foreclosed property administration	304	287
Net losses on repossessed and foreclosed properties	36	451
Total	$411	$827

While the overall costs associated with nonperforming assets remain elevated in the first quarter of 2016, they are down significantly from recent year levels and from the prior year. These costs were driven by valuation writedowns and losses on sales of individual properties.  We are encouraged that the overall holding costs continue to decline as we continue to decrease the level of our other real estate owned.  Other real estate owned decreased from $27.0 million at March 31, 2015 to $16.2 million at March 31, 2016.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

Losses on repossessed assets and foreclosed properties for the three month period ended March 31, 2016, decreased $415,000 from the same period in 2015.  This decrease was primarily due to a lower level of writedowns of other real estate properties in the first quarter of 2016.  In the first quarter of 2015, such writedowns totaled $519,000, compared to $128,000 in the first quarter of 2016.  Also contributing to the decrease was an increase of $25,000 in net gains on sales of other real estate owned.  In the first quarter of 2015, we recognized net gains totaling $67,000 on such sales, compared to $92,000 in the first quarter of 2016.

Index
Federal Income Tax Expense: We recorded $1,400,000 in federal income tax expense for the three month period ended March 31, 2016 compared to $1,245,000 in the same period in 2015.  At December 31, 2012 and since that time, we have concluded that a valuation allowance on our deferred tax asset was not required.  As a result, the financial results for the first quarter of 2016 reflect federal income tax expense, at an effective tax rate of 28.61% compared to 30.48% for first quarter of 2015.  The effective tax rate decreased in the first quarter of 2016 due to the elevated level of earnings on bank owned life insurance resulting from payment of a death benefit.

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

Total assets were $1.640 billion at March 31, 2016, a decrease of $89.7 million from $1.730 billion at December 31, 2015. This change reflected increases of $18.3 million in our loan portfolio and $1.2 million in securities available for sale, offset by decreases of $86.9 million in cash and cash equivalents and $1.4 million in other real estate owned.  Total deposits decreased by $94.5 million and other borrowed funds decreased by $1.3 million at March 31, 2016 compared to December 31, 2015.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $94.6 million at March 31, 2016 compared to $181.5 million at December 31, 2015. The $86.9 million decrease was primarily the result of a lower level of deposit balances at March 31, 2016 by some of our larger commercial customers.  We expect declines in our balances of short term investments as loan demand continues to increase and seasonal deposits return to more normal levels.

Interest-bearing Time Deposits with Other Financial Institutions: We opened a time deposit account with our primary correspondent bank totaling $20.0 million in the first quarter of 2014 which matured in February 2016.  This time deposit provided a higher interest rate than federal funds sold or other short-term investments.

Securities: Securities available for sale were $168.0 million at March 31, 2016 compared to $166.8 million at December 31, 2015. The balance at March 31, 2016 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $51.9 million at December 31, 2015 to $51.3 million at March 31, 2016.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $18.3 million in the first quarter of 2016 and were $1.22 billion at March 31, 2016 compared to $1.20 billion at December 31, 2015. During the first quarter of 2016, our commercial portfolio increased by $19.4 million, while our consumer portfolio decreased by $5.2 million and our residential mortgage portfolio increased by $4.1 million.  We have been focusing efforts to increase our consumer and residential mortgage portfolio segments to further diversify our credit risk.

The volume of residential mortgage loans originated for sale in the first quarter of 2016 decreased $4.5 compared to the same period in 2015 due to the mortgage rate environment and our decision to hold a higher percentage of current production in portfolio. Residential mortgage loans originated for sale were $18.9 million in the first quarter of 2016 compared to $23.4 million in the first quarter of 2015.  Mortgage loans originated for portfolio in the first quarter of 2016 were $14.1 million, compared to $18.0 million in the first quarter of 2015.

Our commercial loan portfolio balances declined in recent years leading up to 2014 reflecting the continued soft economic conditions in west Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized and we experienced year over year growth in commercial loan balances for the first time in many years in 2014, increasing $71.8 million from December 31, 2013 and increasing another $67.8 million in 2015.  We built on this further in the first quarter of 2016, with growth of $19.4 million in our commercial loan portfolio.  This first quarter growth took place in our commercial and industrial portfolio, which grew by $11.3 million and in our commercial real estate loans, which grew by $8.1 million in the same period.  We plan to continue measured, high quality loan portfolio growth throughout 2016.

Index
Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 74% of the total loan portfolio at March 31, 2016 and December 31, 2015. Residential mortgage and consumer loans comprised approximately 26% of total loans at March 31, 2016 and December 31, 2015.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2016		December 31, 2015
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$13,141	1.1%	$10,448	0.9%
Unsecured to residential developers	7,491	0.6	7,372	0.6
Vacant and unimproved	45,429	3.7	42,881	3.6
Commercial development	658	0.1	559	---
Residential improved	68,858	5.7	67,922	5.7
Commercial improved	294,392	24.2	289,651	24.2
Manufacturing and industrial	86,747	7.1	89,839	7.5
Total commercial real estate	516,716	42.5	508,672	42.5
Commercial and industrial	388,625	32.0%	377,298	31.5%
Total commercial	905,341	74.5	885,970	74.0

Consumer
Residential mortgage	214,104	17.6	209,972	17.5
Unsecured	577	---	637	0.1
Home equity	87,874	7.2	92,716	7.7
Other secured	8,288	0.7	8,637	0.7
Total consumer	310,843	25.5	311,962	26.0
Total loans	$1,216,184	100.0%	$1,197,932	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 42% of the total loan portfolio at March 31, 2016 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans increased $8.0 million since December 31, 2015. Our commercial and industrial loan portfolio increased by $11.3 million to $388.6 million at March 31, 2016 and represented 32% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18% of portfolio loans at March 31, 2016 and December 31, 2015.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during the first quarter of 2016 decreased from the first quarter of 2015 as a result of interest rate conditions and our decision to increase the percentage of current production to be held in portfolio.  We are also experiencing a shift in production to financing new home purchases versus refinancings.  We have not yet had to repurchase any residential mortgage loans sold to historical purchasers; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $5.2 million to $96.7 million at March 31, 2016 from $102.0 million at December 31, 2015, due primarily to a decrease in home equity loans.  Consumer loans comprised approximately 8% of our portfolio loans at March 31, 2016 and 9% at December 31, 2015.

Index
The following table shows our loan origination activity for portfolio loans during the first three months of 2016 and 2015, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$5,227	6.8%	$871	$484	0.7%	$97
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	---	---	---	1,051	1.6	175
Commercial development	2,200	2.9	2,200	---	---	---
Residential improved	28,113	36.8	541	12,414	19.3	226
Commercial improved	9,802	12.8	700	6,573	10.2	299
Manufacturing and industrial	778	1.0	389	1,584	2.5	317
Total commercial real estate	46,120	60.3	615	22,106	34.3	238
Commercial and industrial	8,553	11.2	231	16,743	26.0	266
Total commercial	54,673	71.5	488	38,849	60.3	249

Consumer
Residential mortgage	14,086	18.4	181	17,748	27.5	183
Unsecured	12	---	12	28	---	7
Home equity	7,155	9.4	86	5,959	9.3	67
Other secured	525	0.7	21	1,847	2.9	39
Total consumer	21,778	28.5	116	25,582	39.7	108
Total loans	$76,451	100.0%	255	$64,431	100.0%	164

The following table shows a breakout of our commercial loan activity during the first three months of 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Commercial loans originated	$54,673	$38,849
Repayments of commercial loans	(43,347)	(40,378)
Change in undistributed - available credit	8,045	12,926
Commercial and business lending	$19,371	$11,397

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2016, nonperforming assets totaled $16.6 million compared to $18.3 million at December 31, 2015. Additions to other real estate owned in the first quarter of 2016 were $102,000, compared to $699,000 in the first quarter of 2015.  At March 31, 2016, there were no loans in redemption, so we expect there to be fewer additions to other real estate owned in 2016 than there were in 2015.  Proceeds from sales of foreclosed properties were $1.5 million in the first quarter of 2016, resulting in a net realized gain on sale of $92,000.  Proceeds from sales of foreclosed properties were $1.5 million in the first quarter of 2015 resulting in a net realized gain on sale of $67,000.

Index
We expect the level of sales of foreclosed properties to be higher in the second quarter of 2016 than experienced in the first quarter of 2016.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2016, nonperforming loans totaled $427,000, or 0.04% of total portfolio loans, compared to $756,000, or 0.06% of total portfolio loans, at December 31, 2015.

Nonperforming loans at March 31, 2016 consisted of $343,000 of commercial real estate loans secured by various types of non-residential real estate, $48,000 of commercial and industrial loans, and $36,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $16.2 million at March 31, 2016 and $17.6 million at December 31, 2015. Of this balance at March 31, 2016, there were 47 commercial real estate properties totaling approximately $15.6 million. The remaining balance was comprised of eight residential properties totaling approximately $572,000.  One commercial real estate property comprised $4.0 million, or 24% of total other real estate owned at March 31, 2016.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At March 31, 2016, our foreclosed asset portfolio had a weighted average age held in portfolio of 4.32 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2016 and December 31, 2015 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	March 31, 2016			December 31, 2015
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value at Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$297	---%	13.0%	$736	---%	13.2%
Residential Lot	275	34.6	59.7	277	34.0	59.4
Multi-Family	---	---	---	---	---	---
Vacant Land	3,846	44.6	55.8	3,887	44.0	55.4
Residential Development	3,711	30.5	69.8	3,859	28.7	68.7
Commercial Office	962	26.6	45.4	1,002	25.4	44.1
Commercial Industrial	---	---	---	---	---	---
Commercial Improved	7,071	41.3	44.2	7,811	40.1	44.1
	$16,162	38.7	55.6	$17,572	37.0	54.2

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2016	December 31, 2015
Nonaccrual loans	$396	$739
Loans 90 days or more delinquent and still accruing	31	17
Total nonperforming loans (NPLs)	427	756
Foreclosed assets	16,162	17,572
Repossessed assets	---	---
Total nonperforming assets (NPAs)	16,589	18,328

NPLs to total loans	0.04%	0.06%
NPAs to total assets	1.01%	1.06%

Index
The following table shows the composition and amount of our troubled debt restructurings (TDRs) at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$24,343	$13,376	$37,719	$24,932	$13,543	$38,475
Nonperforming TDRs (1)	311	9	320	550	27	577
Total TDRs	$24,654	$13,385	$38,039	$25,482	$13,570	$39,052

(1)	Included in nonperforming asset table above

We had a total of $38.0 million and $39.1 million of loans whose terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2016 and December 31, 2015, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

Allowance for loan losses: The allowance for loan losses at March 31, 2016 and December 31, 2015 was $17.1 million.  The balance of the allowance for loan losses represented 1.41% of total portfolio loans at March 31, 2016 compared to 1.43% of total portfolio loans at December 31, 2015.  The allowance for loan losses to nonperforming loan coverage ratio increased from 2259.39% at December 31, 2015 to 4011.48% at March 31, 2016.

The table below shows the changes in these metrics over the past five quarters:

(in millions)	Quarter Ended March 31, 2016	Quarter Ended December 31, 2015	Quarter Ended September 30, 2015	Quarter Ended June 30, 2015	Quarter Ended March 31, 2015
Commercial loans	$905.3	$886.0	$882.1	$824.6	$829.6
Nonperforming loans	0.4	0.8	4.2	3.7	9.8
Other real estate owned and repo assets	16.2	17.6	25.7	26.3	27.1
Total nonperforming assets	16.6	18.3	29.9	30.0	36.9
Net charge-offs (recoveries)	(0.1)	(1.6)	(0.3)	---	(0.7)
Total delinquencies	0.8	1.4	2.9	1.9	2.5

Nonperforming loans continually declined since the first quarter of 2010 to $427,000 at March 31, 2016.  As discussed earlier, we have had net loan recoveries in several quarters over the last two years and in each of the last five quarters.  Our total delinquencies have continued to stabilize and were $796,000 at March 31, 2016 and $1.4 million at December 31, 2015.  Our delinquency percentage at March 31, 2016 was 0.07%, a new quarterly low in Company history and well below the Bank’s peers.

Index
These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $78,000 in the first quarter of 2016.  We recorded a negative provision for loan losses of $100,000 for the three months ended March 31, 2016 compared to a negative $1.0 million for the same period of 2015.  Net loan recoveries were $148,000 for the three months ended March 31, 2016, compared to net recoveries of $718,000 for the same period in 2015. The ratio of net charge-offs to average loans was (0.05)% on an annualized basis for the first quarter of 2016, compared to (0.21%) for the fourth quarter of 2015 and (0.26)% for the first quarter of 2015.

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

Overall, impaired loans were stable at $37.6 million at March 31, 2016 compared to $38.8 million at December 31, 2015.  The specific allowance for impaired loans decreased $59,000 to $1.88 million, compared to $1.94 million at December 31, 2015.  The specific allowance for impaired loans represented 5.0% of total impaired loans at March 31, 2016 and December 31, 2015.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans increased to $12.3 million at March 31, 2016 compared to $12.2 million at December 31, 2015.  This resulted in a general reserve percentage allocated at March 31, 2016 of 1.40% of commercial loans, a slight decrease from 1.41% at December 31, 2015.  The qualitative component of our allowance allocated to commercial loans was $12.3 million at March 31, 2016 (up from $12.2 million at December 31, 2015).

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.9 million at March 31, 2016 and December 31, 2015.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $50.9 million at March 31, 2016, down $512,000 from $51.5 million at December 31, 2015 as depreciation more than offset capital additions of current facilities and equipment during the first quarter of 2016.

Index
Deposits and Other Borrowings: Total deposits decreased $94.7 million to $1.34 billion at March 31, 2016, as compared to $1.44 billion at December 31, 2015.  Non-interest checking account balances decreased $52.7 million during the first quarter of 2016.  Interest bearing demand account balances decreased $38.1 million and savings and money market account balances decreased $1.6 million in the first quarter of 2016.  We also decreased higher costing certificates of deposits by $2.3 million in the first quarter of 2016.  Most of the decrease in demand deposits and money market deposits in the first quarter of 2016 was due to the seasonal year end increase in deposits from many of our municipal and business customers.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 32% of total deposits at March 31, 2016 and 33% at December 31, 2015.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 62% of total deposits at March 31, 2016 and 61% at December 31, 2015. Time accounts as a percentage of total deposits were 6% at March 31, 2016 and 6% at December 31, 2015.

Borrowed funds totaled $136.1 million at March 31, 2016, including $94.8 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $137.4 million at December 31, 2015, including $96.2 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $1.3 million in the first quarter of 2016 due to an annual payment on an amortizing Federal Home Loan Bank advance.

CAPITAL RESOURCES

Total shareholders' equity of $155.2 million at March 31, 2016 increased $3.2 million from $152.0 million at December 31, 2015. The increase was primarily a result of net income of $3.5 million earned in the first quarter of 2016 and an increase of $633,000 in accumulated other comprehensive income, partially offset by the payment of $1.0 million in cash dividends to shareholders on February 26, 2016.  The Bank was categorized as “well capitalized” at March 31, 2016.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	March 31, 2016	Dec 31, 2015	Sept 30, 2015	June 30, 2015	March 31, 2015
Total capital to risk weighted assets	15.0%	14.8%	14.6%	15.1%	15.0%
Common Equity Tier 1 to risk weighted assets	11.1	10.8	10.5	10.9	10.7
Tier 1 capital to risk weighted assets	13.8	13.6	13.4	13.8	13.7
Tier 1 capital to average assets	11.7	11.5	11.3	11.7	11.9

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2016 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, $1.8 million in 2013 and $1.9 million in 2014.  We increased other borrowed funds by $8.1 million in 2015.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2016, the Bank held $72.1 million of federal funds sold and other short-term investments.  In addition, the Bank has available borrowing capacity from correspondent banks of approximately $249.6 million as of March 31, 2016.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2016 (dollars in thousands):

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		58,451		21,940		4,512	---
Other borrowed funds		22,055		62,785		10,000	---
Operating lease obligations		230		459		299	---
Total		$80,736		$85,184		$14,811	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2016, we had a total of $416.7 million in unused lines of credit, $90.3 million in unfunded loan commitments and $14.4 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In 2014, the Bank paid dividends to the Company totaling $4.1 million.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  The Company retained the remaining balance for general corporate purposes.  In 2015, the Bank paid dividends to the Company totaling $5.1 million.  In the same period, the Company paid dividends to its shareholders totaling $3.7 million.  The Company retained the remaining balance for general corporate purposes.  On February 25, 2016, the Bank paid a dividend of $1.5 million to the Company in anticipation of the common share cash dividend of $0.03 per share paid on February 26, 2016 to shareholders of record on February 12, 2016.  The cash distributed for this cash dividend payment totaled $1.0 million.  The Company retained the remaining balance for general corporate purposes.

At March 31, 2016, the Bank had a retained earnings balance of $28.3 million.

Index
During 2015 and 2014, the Company received payments from the Bank totaling $3.2 million and $4.0 million, representing the Bank’s intercompany tax liability for the 2015 and 2014 tax years, respectively in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at March 31, 2016 was $4.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first quarter of 2016.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2016, we had gross deferred tax assets of $11.3 million, gross deferred tax liabilities of $2.7 million resulting in a net deferred tax asset of $8.5 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  From mid 2009 through the end of 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we would be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in the first quarter of 2016, we again concluded at March 31, 2016 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2016 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$185,077	(1.31)%	$49,294	3.08%
Interest rates up 100 basis points	187,573	0.02	48,569	1.57
No change	187,593	---	47,819	---
Interest rates down 100 basis points	172,949	(7.78)	46,392	(2.98)
Interest rates down 200 basis points	172,949	(7.78)	46,136	(3.52)

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

Index
Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2016, the end of the period covered by this report.

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

Dated: April 28, 2016