Form 10-Q
period 2016-06-30
MACATAWA BANK CORP
filed 2016-07-28
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,922,289 shares of the Company's Common Stock (no par value) were outstanding as of July 28, 2016.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “encouraged”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	54

	Item 4.
	Controls and Procedures	55

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	56

	Item 6.
	Exhibits	56

Signatures		57

Index
Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 (unaudited) and December 31, 2015
(Dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$30,045	$29,104
Federal funds sold and other short-term investments	94,888	152,372
Cash and cash equivalents	124,933	181,476
Interest-bearing time deposits in other financial institutions	---	20,000
Securities available for sale, at fair value	173,580	166,815
Securities held to maturity (fair value 2016 - $50,803 and 2015 - $52,837)	49,373	51,856
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	1,138	2,776
Total loans	1,211,844	1,197,932
Allowance for loan losses	(16,959)	(17,081)
Net loans	1,194,885	1,180,851
Premises and equipment – net	50,639	51,456
Accrued interest receivable	3,657	3,622
Bank-owned life insurance	28,942	28,858
Other real estate owned - net	14,066	17,572
Net deferred tax asset	8,422	8,819
Other assets	5,354	3,984
Total assets	$1,666,547	$1,729,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$451,644	$477,032
Interest-bearing	903,434	958,480
Total deposits	1,355,078	1,435,512
Other borrowed funds	104,840	96,169
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	6,929	4,747
Total liabilities	1,508,085	1,577,666

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,922,289 and 33,925,113 shares issued and outstanding at June 30, 2016 and December 31, 2015	216,799	216,540
Retained deficit	(59,695)	(64,910)
Accumulated other comprehensive income	1,358	347
Total shareholders' equity	158,462	151,977
Total liabilities and shareholders' equity	$1,666,547	$1,729,643

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2016 and 2015
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest income
Loans, including fees	$11,634	$11,152	$23,390	$22,115
Securities
Taxable	565	501	1,115	1,002
Tax-exempt	441	376	874	720
FHLB Stock	122	111	246	228
Federal funds sold and other short-term investments	111	98	256	184
Total interest income	12,873	12,238	25,881	24,249
Interest expense
Deposits	439	610	902	1,229
Other borrowings	458	452	900	867
Long-term debt	368	331	733	656
Total interest expense	1,265	1,393	2,535	2,752
Net interest income	11,608	10,845	23,346	21,497
Provision for loan losses	(750)	(500)	(850)	(1,500)
Net interest income after provision for loan losses	12,358	11,345	24,196	22,997
Noninterest income
Service charges and fees	1,112	1,097	2,159	2,098
Net gains on mortgage loans	572	821	1,060	1,544
Trust fees	788	723	1,496	1,457
ATM and debit card fees	1,257	1,219	2,443	2,329
Gain on sale of securities	10	---	99	83
Bank owned life insurance ("BOLI") income	158	171	602	333
Other	639	481	1,285	963
Total noninterest income	4,536	4,512	9,144	8,807
Noninterest expense
Salaries and benefits	6,168	6,134	12,355	12,316
Occupancy of premises	901	903	1,883	1,875
Furniture and equipment	839	813	1,704	1,596
Legal and professional	188	191	347	431
Marketing and promotion	275	263	550	568
Data processing	688	648	1,347	1,226
FDIC assessment	220	289	472	571
Interchange and other card expense	308	285	594	560
Bond and D&O Insurance	131	146	263	292
Net losses (gains) on repossessed and foreclosed properties	258	(31)	294	420
Administration and disposition of problem assets	202	284	577	660
Other	1,292	1,297	2,635	2,569
Total noninterest expenses	11,470	11,222	23,021	23,084
Income before income tax	5,424	4,635	10,319	8,720
Income tax expense	1,679	1,420	3,079	2,665
Net income	$3,745	$3,215	$7,240	$6,055
Basic earnings per common share	$0.11	$0.09	$0.21	$0.18
Diluted earnings per common share	$0.11	$0.09	$0.21	$0.18
Cash dividends per common share	$0.03	$0.03	$0.06	$0.05

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Net income	$3,745	$3,215	$7,240	$6,055

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	590	(1,214)	1,654	67
Tax effect	(206)	425	(579)	(24)
Net change in unrealized gains (losses) on securities available for sale, net of tax	384	(789)	1,075	43

Less: reclassification adjustments:
Reclassification for gains included in net income	10	---	99	83
Tax effect	(3)	---	(35)	(29)
Reclassification for gains included in net income, net of tax	7	---	64	54

Other comprehensive income (loss), net of tax	377	(789)	1,011	(11)
Comprehensive income	$4,122	$2,426	$8,251	$6,044

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2016 and 2015
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2015	$216,460	$(74,002)	$61	$142,519
Net income for the six months ended June 30, 2015	---	6,055	---	6,055
Cash dividends at $.05 per share	---	(1,682)	---	(1,682)
Net change in unrealized gain on securities available for sale, net of tax	---	---	(11)	(11)
Tax effect of expired common stock warrants	(280)	---	---	(280)
Stock compensation expense	242	---	---	242
Balance, June 30, 2015	$216,422	$(69,629)	$50	$146,843

Balance, January 1, 2016	$216,540	$(64,910)	$347	$151,977
Net income for the six months ended June 30, 2016	---	7,240	---	7,240
Cash dividends at $.06 per share	---	(2,025)	---	(2,025)
Repurchase of 2,824 shares for taxes withheld on vested restricted stock	(19)	---	---	(19)
Net change in unrealized gain on securities available for sale, net of tax	---	---	1,011	1,011
Stock compensation expense	278	---	---	278
Balance, June 30, 2016	$216,799	$(59,695)	$1,358	$158,462

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows from operating activities
Net income	$7,240	$6,055
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,403	1,522
Stock compensation expense	278	242
Tax effect of expired common stock warrants	---	(280)
Provision for loan losses	(850)	(1,500)
Origination of loans for sale	(37,891)	(51,416)
Proceeds from sales of loans originated for sale	40,589	50,193
Net gains on mortgage loans	(1,060)	(1,544)
Gain on sales of securities	(99)	(83)
Write-down of other real estate	555	624
Net (gain) loss on sales of other real estate	(260)	(205)
Change in net deferred tax asset	(147)	1,336
Change in accrued interest receivable and other assets	(1,405)	(1,702)
Earnings in bank-owned life insurance	(602)	(333)
Change in accrued expenses and other liabilities	2,182	(703)
Net cash from operating activities	9,933	2,206

Cash flows from investing activities
Loan originations and payments, net	(13,286)	(12,264)
Change in interest-bearing deposits in other financial institutions	20,000	---
Purchases of securities available for sale	(43,570)	(19,604)
Purchases of securities held to maturity	(1,144)	(11,826)
Purchase FHLB stock	---	(320)
Proceeds from:
Maturities and calls of securities	30,480	8,944
Sales of securities available for sale	9,648	12,063
Principal paydowns on securities	1,873	1,952
Sales of other real estate	3,313	2,962
Death benefit from bank-owned life insurance	518	---
Additions to premises and equipment	(501)	(529)
Net cash from investing activities	7,331	(18,622)

Cash flows from financing activities
Change in deposits	(80,434)	21,488
Repayments of other borrowed funds	(1,329)	(1,271)
Proceeds from other borrowed funds	10,000	10,000
Cash dividends paid	(2,025)	(1,682)
Repurchase of shares for taxes withheld on vested restricted stock	(19)	---
Net cash from financing activities	(73,807)	28,535
Net change in cash and cash equivalents	(56,543)	12,119
Cash and cash equivalents at beginning of period	181,476	129,455
Cash and cash equivalents at end of period	$124,933	$141,574

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Month Periods Ended June 30, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Supplemental cash flow information
Interest paid	$2,536	$2,758
Income taxes paid	3,200	3,675
Supplemental noncash disclosures:
Transfers from loans to other real estate	102	1,442
Security settlement	---	(330)

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

Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2016, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At June 30, 2016 and December 31, 2015, the total notional amount of such agreements was $48.5 million and resulted in a derivative asset with a fair value of $1.4 million and $790,000, respectively, which were included in other assets and a derivative liability of $1.4 million and $790,000, respectively, which were included in other liabilities.

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

FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The amendments are effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods.  The impact of adoption of this ASU by the Company is not expected to be material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company is currently evaluating the impact of this new ASU on its consolidated financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2016
Available for Sale:
U.S. Treasury and federal agency securities	$82,677	443		(65)	$83,055
U.S. Agency MBS and CMOs	12,564	101		(2)	12,663
Tax-exempt state and municipal bonds	34,114	1,082		(3)	35,193
Taxable state and municipal bonds	27,850	431		(12)	28,269
Corporate bonds and other debt securities	12,786	92		(3)	12,875
Other equity securities	1,500	25		---	1,525
	$171,491	$2,174		$(85)	$173,580
Held to Maturity
Tax-exempt state and municipal bonds	$49,373	$1,430	$	---	$50,803

December 31, 2015
Available for Sale:
U.S. Treasury and federal agency securities	$74,618	48		(274)	$74,392
U. S. Agency MBS and CMOs	13,828	35		(108)	13,755
Tax-exempt state and municipal bonds	32,943	692		(37)	33,598
Taxable state and municipal bonds	28,554	246		(37)	28,763
Corporate bonds and other debt securities	14,838	19		(44)	14,813
Other equity securities	1,500	---		(6)	1,494
	$166,281	$1,040		$(506)	$166,815
Held to Maturity:
Tax-exempt state and municipal bonds	$51,856	$986		$(5)	$52,837

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Proceeds from the sale of securities available for sale were $230,000 in the three month period ended June 30, 2016 and $9.6 million in the six month period ended June 30, 2016 resulting in net gains on sale of $10,000 and $99,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $10,000 ($7,000 net of tax) and $99,000 ($64,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the three and six month periods ended June 30, 2016.  There were no sales of securities in the three month period ended June 30, 2015.  Proceeds from the sale of securities available for sale were $12.1 million in the six month period ended June 30, 2015 resulting in net gains on sale of $83,000, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $83,000 ($54,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the six month period ended June 30, 2015.

Contractual maturities of debt securities at June 30, 2016 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,397	$13,421	$10,876	$10,943
Due from one to five years	9,221	9,444	94,834	95,745
Due from five to ten years	14,555	15,497	51,059	52,040
Due after ten years	12,200	12,441	13,222	13,327
	$49,373	$50,803	$169,991	$172,055

Securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$23,483	$(61)	$3,092	$(4)	$26,575	$(65)
U.S. Agency MBS and CMOs	2,301	(1)	1,097	(1)	3,398	(2)
Tax-exempt state and municipal bonds	836	(3)	---	---	836	(3)
Taxable state and municipal bonds	1,488	(12)	---	---	1,488	(12)
Corporate bonds and other debt securities	1,416	(3)	---	---	1,416	(3)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$29,524	$(80)	$4,189	$(5)	$33,713	$(85)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$35,090	$(187)	$7,036	$(82)	$42,126	$(269)
U.S. Agency MBS and CMOs	8,842	(108)	---	---	8,842	(108)
Tax-exempt state and municipal bonds	3,487	(9)	2,022	(33)	5,509	(42)
Taxable state and municipal bonds	8,158	(29)	640	(8)	8,798	(37)
Corporate bonds and other debt securities	9,330	(47)	499	(2)	9,829	(49)
Other equity securities	1,494	(6)	---		1,494	(6)
Total temporarily impaired	$66,401	$(386)	$10,197	$(125)	$76,598	$(511)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three and six month periods ended June 30, 2016 and 2015.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2016 and December 31, 2015.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Commercial and industrial	$381,058	$377,298

Commercial real estate:
Residential developed	13,702	10,448
Unsecured to residential developers	7,423	7,372
Vacant and unimproved	38,694	42,881
Commercial development	652	559
Residential improved	70,026	67,922
Commercial improved	291,926	289,651
Manufacturing and industrial	90,952	89,839
Total commercial real estate	513,375	508,672

Consumer
Residential mortgage	221,636	209,972
Unsecured	540	637
Home equity	87,145	92,716
Other secured	8,090	8,637
Total consumer	317,411	311,962

Total loans	1,211,844	1,197,932
Allowance for loan losses	(16,959)	(17,081)
	$1,194,885	$1,180,851

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,945	8,449	$3,699	$36	$17,129
Charge-offs	---	---	(36)	---	(36)
Recoveries	23	557	36	---	616
Provision for loan losses	(8)	(941)	195	4	(750)
Ending Balance	$4,960	$8,065	$3,894	$40	$16,959

Three months ended June 30, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$8,570	$3,907	$29	$18,680
Charge-offs	(173)	---	(29)	---	(202)
Recoveries	44	117	42	---	203
Provision for loan losses	336	(748)	(89)	1	(500)
Ending Balance	$6,381	$7,939	$3,831	$30	$18,181

Six months ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,826	8,457	$3,761	$37	$17,081
Charge-offs	---	---	(112)	---	(112)
Recoveries	72	678	90		840
Provision for loan losses	62	(1,070)	155	3	(850)
Ending Balance	$4,960	$8,065	$3,894	$40	$16,959

Six months ended June 30, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,173	$8,690	$4,046	$53	$18,962
Charge-offs	(173)	---	(107)	---	(280)
Recoveries	128	725	146	---	999
Provision for loan losses	253	(1,476)	(254)	(23)	(1,500)
Ending Balance	$6,381	$7,939	$3,831	$30	$18,181

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$569	$446	$788	$	---	$1,803
Collectively evaluated for impairment	4,391	7,619	3,106		40	15,156
Total ending allowance balance	$4,960	$8,065	$3,894		$40	$16,959

Loans:
Individually reviewed for impairment	$4,178	$13,101	$12,798	$	---	$30,077
Collectively evaluated for impairment	376,880	500,274	304,613		---	1,181,767
Total ending loans balance	$381,058	$513,375	$317,411	$	---	$1,211,844

December 31, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$673	$436	$829	$	---	$1,938
Collectively evaluated for impairment	4,153	8,021	2,932		37	15,143
Total ending allowance balance	$4,826	$8,457	$3,761		$37	$17,081

Loans:
Individually reviewed for impairment	$7,718	$17,569	$13,463	$	---	$38,750
Collectively evaluated for impairment	369,580	491,103	298,499		---	1,159,182
Total ending loans balance	$377,298	$508,672	$311,962	$	---	$1,197,932

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2016 (dollars in thousands):

June 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$134	$134	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	205	205		---
Commercial development	---	---		---
Residential improved	80	80		---
Commercial improved	---	---		---
Manufacturing and industrial	---	---		---
	285	285		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$419	$419	$	---

With an allowance recorded:
Commercial and industrial	$4,044	$4,044		$569

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	226	226		6
Commercial development	191	191		6
Residential improved	5,450	5,450		265
Commercial improved	6,712	6,712		160
Manufacturing and industrial	237	237		9
	12,816	12,816		446
Consumer:
Residential mortgage	8,320	8,320		512
Unsecured	---	---		---
Home equity	4,478	4,478		276
Other secured	---	---		---
	12,798	12,798		788
Total with an allowance recorded	$29,658	$29,658		$1,803
Total	$30,077	$30,077		$1,803

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015 (dollars in thousands):

December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$2,736	$2,736	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	206	206		---
Commercial development	---	---		---
Residential improved	5	5		---
Commercial improved	---	---		---
Manufacturing and industrial	---	---		---
	211	211		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$2,947	$2,947	$	---

With an allowance recorded:
Commercial and industrial	$4,982	$4,982		$673

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	247	247		7
Commercial development	192	192		6
Residential improved	5,254	5,254		140
Commercial improved	11,425	11,425		274
Manufacturing and industrial	240	240		9
	17,358	17,358		436
Consumer:
Residential mortgage	8,655	8,655		533
Unsecured	---	---		---
Home equity	4,808	4,808		296
Other secured	---	---		---
	13,463	13,463		829
Total with an allowance recorded	$35,803	$35,803		$1,938
Total	$38,750	$38,750		$1,938

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Average of impaired loans during the period:
Commercial and industrial	$6,110	$7,084	$7,187	$8,394

Commercial real estate:
Residential developed	---	682	---	810
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	436	1,416	441	1,453
Commercial development	192	195	192	196
Residential improved	5,488	7,018	5,516	7,340
Commercial improved	6,817	16,363	8,177	16,561
Manufacturing and industrial	237	2,650	238	2,678

Consumer	12,842	14,583	12,991	14,683

Interest income recognized during impairment:
Commercial and industrial	239	292	537	618
Commercial real estate	143	336	344	692
Consumer	116	128	238	264

Cash-basis interest income recognized
Commercial and industrial	262	292	551	620
Commercial real estate	144	334	344	685
Consumer	113	128	235	267

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and December 31, 2015 (dollars in thousands):

June 30, 2016	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$26	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	103		---
Commercial improved	139		---
Manufacturing and industrial	---		---
	291		---
Consumer:
Residential mortgage	2		---
Unsecured	22		---
Home equity	9		---
Other secured	---		---
	33		---
Total	$350	$	---

December 31, 2015	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$174	$	---

Commercial real estate:
Residential developed	195		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	124		---
Commercial improved	157		---
Manufacturing and industrial	---		---
	525		---
Consumer:
Residential mortgage	2		---
Unsecured	28		---
Home equity	10		17
Other secured	---		---
	40		17
Total	$739		$17

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans (dollars in thousands):

June 30, 2016	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$220	$	---	$220	$380,838	$381,058

Commercial real estate:
Residential developed	---		---	---	13,702	13,702
Unsecured to residential developers	---		---	---	7,423	7,423
Vacant and unimproved	---		---	---	38,694	38,694
Commercial development	---		49	49	603	652
Residential improved	98		5	103	69,923	70,026
Commercial improved	342		---	342	291,584	291,926
Manufacturing and industrial	---		---	---	90,952	90,952
	440		54	494	512,881	513,375
Consumer:
Residential mortgage	104		---	104	221,532	221,636
Unsecured	---		---	---	540	540
Home equity	161		---	161	86,984	87,145
Other secured	---		---	---	8,090	8,090
	265		---	265	317,146	317,411
Total	$925		$54	$979	$1,210,865	$1,211,844

December 31, 2015	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$719	$100	$819	$376,479	$377,298

Commercial real estate:
Residential developed	---	---	---	10,448	10,448
Unsecured to residential developers	---	---	---	7,372	7,372
Vacant and unimproved	---	---	---	42,881	42,881
Commercial development	---	49	49	510	559
Residential improved	73	6	79	67,843	67,922
Commercial improved	375	---	375	289,276	289,651
Manufacturing and industrial	---	---	---	89,839	89,839
	448	55	503	508,169	508,672
Consumer:
Residential mortgage	---	---	---	209,972	209,972
Unsecured	---	---	---	637	637
Home equity	32	17	49	92,667	92,716
Other secured	---	---	---	8,637	8,637
	32	17	49	311,913	311,962
Total	$1,199	$172	$1,371	$1,196,561	$1,197,932

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,803,000 and $1,938,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2016 and December 31, 2015, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	31	$4,178	33	$7,611
Commercial real estate	52	13,291	56	17,871
Consumer	120	13,072	124	13,570
	203	$30,541	213	$39,052

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of June 30, 2016 and December 31, 2015.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	June 30, 2016		December 31, 2015
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		28,203		33,691
Accruing TDR - upgraded to accruing after six consecutive payments		2,063		4,784
		$30,266		$38,475

The following tables present information regarding troubled debt restructurings executed during the three month periods ended June 30, 2016 and 2015 (dollars in thousands):

Three Months Ended June 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	---		---		---
Consumer	2		39		---
	2		$39	$	---

Three Months Ended June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	---		---		---
Consumer	2		72		---
	2		$72	$	---

The following tables present information regarding troubled debt restructurings executed during the six month periods ended June 30, 2016 and 2015 (dollars in thousands):

Six Months Ended June 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	---		---		---
Consumer	6		277		---
	6		$277	$	---

Six Months Ended June 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	1	$408	$	---
Commercial real estate	1	42		---
Consumer	31	753		---
	33	$1,203	$	---

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

The table below presents, by class, information regarding troubled debt restructured loans which had payment defaults during the three and six month periods ended June 30, 2016 and 2015 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	---		---
Consumer	---		---	---		---

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	---		---
Consumer	---		---	---		---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of June 30, 2016 and December 31, 2015, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

June 30, 2016		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$18,366	$114,391	$230,736	$15,426	$2,113	$26	$	---	$381,058

Commercial real estate:
Residential developed		---	---	2,572	8,195	2,745	190	---		---	13,702
Unsecured to residential developers		---	---	---	7,423	---	---	---		---	7,423
Vacant and unimproved		---	---	16,789	17,610	4,295	---	---		---	38,694
Commercial development		---	---	---	412	---	191	49		---	652
Residential improved		---	---	5,975	58,905	3,314	1,729	103		---	70,026
Commercial improved		---	1,837	64,675	214,197	9,466	1,612	139		---	291,926
Manufacturing & industrial		---	1,872	31,570	54,745	2,765	---	---		---	90,952
	$	---	$22,075	$235,972	$592,223	$38,011	$5,835	$317	$	---	$894,433

December 31, 2015	1	2	3	4	5	6	7		8	Total
Commercial and industrial	$196	$8,774	$114,451	$242,253	$5,235	$6,215	$174	$	---	$377,298

Commercial real estate:
Residential developed	---	---	2,226	5,191	2,836	---	195		---	10,448
Unsecured to residential developers	---	---	---	7,372	---	---	---		---	7,372
Vacant and unimproved	---	---	17,768	20,588	4,525	---	---		---	42,881
Commercial development	---	---	---	318	---	192	49		---	559
Residential improved	---	---	7,191	54,376	4,722	1,509	124		---	67,922
Commercial improved	---	3,094	60,475	208,127	15,645	2,153	157		---	289,651
Manufacturing & industrial	---	1,478	34,857	50,023	3,481	---	---		---	89,839
	$196	$13,346	$236,968	$588,248	$36,444	$10,069	$699	$	---	$885,970

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2016	December 31, 2015
Not classified as impaired	$1,083	$1,986
Classified as impaired	5,069	8,782
Total commercial loans classified substandard or worse	$6,152	$10,768

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2016	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$221,636	$540	$87,145	$8,090
Nonperforming	---	---	---	---
Total	$221,636	$540	$87,145	$8,090

December 31, 2015	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$209,972	$637	$92,699	$8,637
Nonperforming	---	---	17	---
Total	$209,972	$637	$92,716	$8,637

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015
Beginning balance	$28,377	$43,071	$43,071
Additions, transfers from loans	102	2,520	1,442
Proceeds from sales of other real estate owned	(3,313)	(11,540)	(2,962)
Valuation allowance reversal upon sale	(334)	(4,748)	(427)
Gain (loss) on sales of other real estate owned	260	(926)	205
	25,092	28,377	41,329
Less: valuation allowance	(11,026)	(10,805)	(15,026)
Ending balance	$14,066	$17,572	$26,303

Activity in the valuation allowance was as follows (dollars in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Beginning balance	$10,805	$14,829
Additions charged to expense	555	624
Reversals upon sale	(334)	(427)
Ending balance	$11,026	$15,026

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
U.S. Treasury and federal agency securities	$83,055	$	---	$83,055	$	---
U.S. Agency MBS and CMOs	12,663		---	12,663		---
Tax-exempt state and municipal bonds	35,193		---	35,193		---
Taxable state and municipal bonds	28,269		---	28,269		---
Corporate bonds and other debt securities	12,875		---	12,875		---
Other equity securities	1,525		---	1,525		---
Loans held for sale	1,138		---	1,138		---
Interest rate swaps	1,360		---	---		1,360
Interest rate swaps	(1,360)		---	---		(1,360)

December 31, 2015
U.S. Treasury and federal agency securities	$74,392	$	---	$74,392	$	---
U.S. Agency MBS and CMOs	13,755		---	13,755		---
Tax-exempt state and municipal bonds	33,598		---	33,598		---
Taxable state and municipal bonds	28,763		---	28,763		---
Corporate bonds and other debt securities	14,813		---	14,813		---
Other equity securities	1,494		---	1,494		---
Loans held for sale	2,776		---	2,776		---
Interest rate swaps	790		---	---		790
Interest rate swaps	(790)		---	---		(790)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans	$3,764	$	---	$	---	$3,764
Other real estate owned	11,165		---		---	11,165

December 31, 2015
Impaired loans	$6,573	$	---	$	---	$6,573
Other real estate owned	13,602		---		---	13,602

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at period end (dollars in thousands):

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
June 30, 2016
Impaired Loans	$3,764	Sales comparison approach	Adjustment for differences between comparable sales	10.0 to 22.0
		Income approach	Capitalization rate	9.0 to 11.0

Other real estate owned	11,165	Sales comparison approach	Adjustment for differences between comparable sales	10.0 to 35.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset (Liability) Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2015
Impaired Loans	$6,573	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 19.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	13,602	Sales comparison approach	Adjustment for differences between comparable sales	4.5 to 32.5
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2016 and December 31, 2015 (dollars in thousands):

	Level in	June 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$30,045	30,045	$29,104	29,104
Cash equivalents	Level 2	94,888	94,888	152,372	152,372
Interest-bearing time deposits in other financial institutions	Level 2	---	---	20,000	20,008
Securities held to maturity	Level 3	49,373	50,803	51,856	52,837
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,191,121	1,189,597	1,187,423	1,177,527
Bank owned life insurance	Level 3	28,942	28,942	28,858	28,858
Accrued interest receivable	Level 2	3,657	3,657	3,622	3,622

Financial liabilities
Deposits	Level 2	(1,355,078)	(1,355,040)	(1,435,512)	(1,435,473)
Other borrowed funds	Level 2	(104,840)	(105,928)	(96,169)	(96,465)
Long-term debt	Level 2	(41,238)	(35,985)	(41,238)	(35,757)
Accrued interest payable	Level 2	(272)	(272)	(273)	(273)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Noninterest-bearing demand	$451,644	$477,032
Interest bearing demand	308,835	358,306
Savings and money market accounts	515,515	512,980
Certificates of deposit	79,084	87,194
	$1,355,078	$1,435,512

Approximately $16.8 million and $17.1 million in certificates of deposit were in denominations of $250,000 or more at June 30, 2016 and December 31, 2015, respectively.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
June 30, 2016
Single maturity fixed rate advances	$100,000	August 2016 to April 2021	1.66%
Amortizable mortgage advances	4,840	March 2018 to July 2018	3.76%
	$104,840

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2015
Single maturity fixed rate advances	$90,000	August 2016 to March 2020	1.69%
Amortizable mortgage advances	6,169	March 2018 to July 2018	3.78%
	$96,169

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $434,930,000 and $440,660,000 under a blanket lien arrangement at June 30, 2016 and December 31, 2015, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Scheduled repayments of FHLB advances as of June 30, 2016 were as follows (in thousands):

2016	$20,667
2017	2,055
2018	52,118
2019	10,000
2020	10,000
Thereafter	10,000
$104,840

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at June 30, 2016 and December 31, 2015, and the Company had approximately $19.5 million and $18.5 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $22.4 million and $21.6 million at June 30, 2016 and December 31, 2015, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2016 and 2015 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net income available to common shares	$3,745	$3,215	$7,240	$6,055

Weighted average shares outstanding, including participating stock awards - Basic	33,922,506	33,866,789	33,923,810	33,866,789

Dilutive potential common shares:
Stock options	---	---	---	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	33,922,506	33,866,789	33,923,810	33,866,789

Basic earnings per common share	$0.11	$0.09	$0.21	$0.18
Diluted earnings per common share	$0.11	$0.09	$0.21	$0.18

Stock options for 100,896 shares of common stock for both the three and six month periods ended June 30, 2016 were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 258,361 shares of common stock for both the three and six month periods ended June 30, 2015 were not considered in computing diluted earnings per share because they were antidilutive.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Current	$1,757	$676	$3,226	$1,329
Deferred	(78)	744	(147)	1,336
	$1,679	$1,420	$3,079	$2,665

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	$1,899	$1,622	$3,612	$3,052
Add (deduct)
Tax-exempt interest income	(149)	(127)	(297)	(244)
Bank-owned life insurance	(56)	(60)	(211)	(117)
Other, net	(15)	(15)	(25)	(26)
	$1,679	$1,420	$3,079	$2,665

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at June 30, 2016 or December 31, 2015.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2016	December 31, 2015
Deferred tax assets
Allowance for loan losses	$5,936	$5,978
Nonaccrual loan interest	800	850
Valuation allowance on other real estate owned	3,859	3,782
Unrealized loss on securities available for sale	---	---
Other	743	647
Gross deferred tax assets	11,338	11,257
Valuation allowance	---	---
Total net deferred tax assets	11,338	11,257

Deferred tax liabilities
Depreciation	(1,655)	(1,739)
Prepaid expenses	(191)	(191)
Unrealized gain on securities available for sale	(731)	(187)
Other	(339)	(321)
Gross deferred tax liabilities	(2,916)	(2,438)
Net deferred tax asset	$8,422	$8,819

There were no unrecognized tax benefits at June 30, 2016 or December 31, 2015 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2012.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2016	December 31, 2015
Commitments to make loans	$105,023	$97,991
Letters of credit	15,062	12,976
Unused lines of credit	432,042	426,080

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $34.3 million and $19.8 million at June 30, 2016 and December 31, 2015, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At June 30, 2016, approximately 39% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2016, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. The capital conservation buffer requirement is 0.625% for 2016, increasing to 1.25% for 2017, 1.875% for 2018 and 2.50% for 2019 and thereafter.  Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in).  It raises the minimum total capital to risk-weighted assets ratio from 6.0% to 8.0% (which with the capital conservation buffer fully phased-in effectively results in a 10.5% ratio), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At June 30, 2016 and December 31, 2015, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
CET1 capital (to risk weighted assets)
Consolidated	$157,104	11.1%	$63,451	4.5%	$72,264	5.1%	N/A	N/A
Bank	191,596	13.6	63,432	4.5	72,242	5.1	$91,624	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	197,104	14.0	84,601	6.0	93,414	6.6	N/A	N/A
Bank	191,596	13.6	84,576	6.0	93,386	6.6	112,767	8.0
Total capital (to risk weighted assets)
Consolidated	214,074	15.2	112,802	8.0	121,614	8.6	N/A	N/A
Bank	208,566	14.8	112,767	8.0	121,577	8.6	140,959	10.0
Tier 1 capital (to average assets)
Consolidated	197,104	11.9	66,106	4.0	N/A	N/A	N/A	N/A
Bank	191,596	11.6	66,037	4.0	N/A	N/A	82,547	5.0

December 31, 2015
CET1 capital (to risk weighted assets)
Consolidated	$151,630	10.8%	$63,479	4.5%	N/A	N/A	N/A	N/A
Bank	186,930	13.2	63,463	4.5	N/A	N/A	$91,668	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	191,630	13.6	84,638	6.0	N/A	N/A	N/A	N/A
Bank	186,930	13.2	84,617	6.0	N/A	N/A	112,822	8.0
Total capital (to risk weighted assets)
Consolidated	208,711	14.8	112,851	8.0	N/A	N/A	N/A	N/A
Bank	203,471	14.4	112,822	8.0	N/A	N/A	141,028	10.0
Tier 1 capital (to average assets)
Consolidated	191,630	11.5	66,400	4.0	N/A	N/A	N/A	N/A
Bank	186,930	11.2	66,332	4.0	N/A	N/A	82,915	5.0

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2016 and December 31, 2015, respectively, qualified as Tier 1 capital. Refer to our 2015 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at June 30, 2016 and December 31, 2015.

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

At June 30, 2016, we had total assets of $1.67 billion, total loans of $1.21 billion, total deposits of $1.36 billion and shareholders' equity of $158.5 million.  During the second quarter of 2016, we recognized net income of $3.7 million compared to net income of $3.2 million in the second quarter of 2015.  For the six months ended June 30, 2016, we recognized net income of $7.2 million compared to $6.1 million for the same period in 2015.  The Bank was categorized as “well capitalized” under regulatory capital standards at June 30, 2016.

We paid a dividend of $0.02 per share in each quarter in 2014 and in the first quarter of 2015, increasing to $0.03 per share in the remaining quarters of 2015 and the first two quarters of 2016.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended June 30, 2016 was $3.7 million, compared to net income of $3.2 million in the second quarter of 2015. Net income per common share on a diluted basis was $0.11 for the second quarter of 2016 and $0.09 for the second quarter of 2015.  For the first six months ended June 30, 2016, net income was $7.2 million, compared to $6.1 million for the same period in 2015.  Net income per share on a diluted basis for the six months ended June 30, 2016 was $0.21 compared to $0.18 for the same period in 2015.

The increase in earnings in the second quarter of 2016 compared to the second quarter of 2015, was due primarily to increased net interest income and an increased negative provision for loan losses, partially offset by reduced level of mortgage loan sale gains and an increase in nonperforming asset expenses.  Net interest income increased to $11.6 million in the second quarter of 2016 compared to $10.8 million in the same period in 2015.  The provision for loan losses was a negative $750,000 for the second quarter of 2016, compared to a negative $500,000 for the second quarter of 2015.  We realized a lower level of income from gains on sales of residential mortgages, which decreased from $821,000 in the second quarter of 2015 to $572,000 in the second quarter of 2016.  Nonperforming asset expenses (including administration costs and losses) were $460,000 for the second quarter of 2016 compared to $253,000 for the second quarter of 2015, as a result of an increase of $320,000 in writedowns of other real estate owned.

The increase in earnings for the six month period ended June 30, 2016 compared to the same period of 2015, was due primarily to increased net interest income, earnings on bank owned life insurance and reduced nonperforming asset expenses, partially offset by a reduced negative provision for loan losses and reduced level of mortgage loans sale gains. Net interest income increased to $23.3 million in the first six months of 2016 compared to $21.5 million in the same period in 2015.  Bank owned life insurance income increased to $602,000 in the first six months of 2016 compared to $333,000 in the first six months of 2015. Nonperforming asset expenses (including administration costs and losses) were $871,000 for the first six months of 2016 compared to $1.1 million for the first six months of 2015, primarily as a result of a decrease of $12.2 million in other real estate owned.  The provision for loan losses was a negative $850,000 for the first six months of 2016, compared to a negative $1.5 million for the first six months of 2015.  We realized a lower level of income from gains on sales of residential mortgages, which decreased from $1.5 million in the first half of 2015 to $1.1 million in the first half of 2016.  We again were in a net loan recovery position for the first half of 2016, with $728,000 in net loan recoveries, compared to $719,000 in net loan recoveries in the first half of 2015.  Lost interest from elevated levels of nonperforming assets was approximately $169,000 and $363,000, respectively, for the three and six months ended June 30, 2016 compared to $350,000 and $765,000, respectively, for the three and six months ended June 30, 2015.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $11.6 million for the second quarter of 2016 and $10.8 million for the second quarter of 2015.   For the first six months of 2016, net interest income was $23.3 million compared to $21.5 million for the same period in 2015.

Index
Net interest income was positively impacted in the second quarter of 2016 by an increase in average earning assets of $71.5 million compared to the second quarter of 2015.  Our average yield on earning assets for the second quarter of 2016 increased 2 basis points compared to the same period in 2015 from 3.39% to 3.41%.  Average interest earning assets totaled $1.53 billion for the second quarter of 2016 compared to $1.46 billion for the second quarter of 2015. The net interest margin was 3.08% for the second quarter of 2016 compared to 3.01% for the second quarter of 2015.  An increase of $19.4 million in average securities between periods and an increase of $66.6 million in average loans mitigated the impact of reduction in our average commercial loan yield from 3.94% in the second quarter of 2015 to 3.86% in the second quarter of 2016.  While competitive pressures forced loan yields down over the last year, the late 2015 increase in federal funds rate had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.

Margin continued to be dampened by the impact of our elevated levels of nonperforming assets, including other real estate owned.  However as we continue to further reduce these levels, our margin is expected to continue to benefit.  We are encouraged by the increase in higher yielding average earning assets in the first six months of 2016 and expect these balances to continue to increase in 2016, which should positively affect net interest income.

Average interest earning assets increased to $1.54 billion for the first six months of 2016, compared to $1.44 billion for the first six months of 2015.  Our average yield on earning assets declined 2 basis points for the first half of 2016 in comparison to the same period in 2015.  Our net interest margin was 3.09% for the first six months of 2016 compared to 3.04% for the same period in 2015.

The decreases in yields on interest earning assets for the three and six month periods ended June 30, 2016 were primarily due to new loan volume containing lower risk, high credit quality loans resulting in lower interest rates.  Also impacting the yields in these periods was the downward repricing of certain loans in this extended low interest rate environment.  The yield on our commercial, residential and consumer loan portfolios decreased in these periods, but at a slower pace than experienced in recent periods.

We believe the bulk of our loans subject to repricing in this low interest rate environment have already repriced and that our portfolio rates have now stabilized.  As we are now experiencing loan growth and continue to deploy our excess liquidity, net interest margin should be positively impacted.

The cost of funds decreased 5 basis points to 0.47% in the three and six month periods of 2016 from 0.52% in the same periods of 2015. A decrease in the rates paid on our savings and money market accounts in response to declining market rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.  Partially offsetting this was the effect of a $10 million FHLB advance taken out on April 21, 2016.

Index
The following table shows an analysis of net interest margin for the three month periods ended June 30, 2016 and 2015 (dollars in thousands):

	For the three months ended June 30,
	2016			2015
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$132,431	$565	1.71%	$119,892	$501	1.67%
Tax-exempt securities (1)	84,468	441	3.37	77,650	376	3.17
Commercial loans (2)	899,336	8,768	3.86	832,776	8,282	3.94
Residential mortgage loans	219,301	1,917	3.49	202,689	1,838	3.62
Consumer loans	95,722	949	3.99	105,908	1,032	3.90
Federal Home Loan Bank stock	11,558	122	4.18	11,361	111	3.86
Federal funds sold and other short-term investments	88,719	111	0.49	109,749	98	0.36
Total interest earning assets (1)	1,531,535	12,873	3.41	1,460,025	12,238	3.39

Noninterest earning assets:
Cash and due from banks	26,537			25,163
Other	96,253			109,177
Total assets	$1,654,325			$1,594,365

Liabilities
Deposits:
Interest bearing demand	$325,432	$77	0.10%	$344,471	$102	0.12%
Savings and money market accounts	509,098	231	0.18	474,383	219	0.19
Time deposits	85,585	131	0.62	114,356	289	1.01
Borrowings:
Other borrowed funds	102,642	458	1.77	98,594	452	1.81
Long-term debt	41,238	368	3.53	41,238	331	3.18
Total interest bearing liabilities	1,063,995	1,265	0.47	1,073,042	1,393	0.52

Noninterest bearing liabilities:
Noninterest bearing demand accounts	426,588			369,138
Other noninterest bearing liabilities	7,078			5,781
Shareholders' equity	156,664			146,404
Total liabilities and shareholders' equity	$1,654,325			$1,594,365

Net interest income		$11,608			$10,845

Net interest spread (1)			2.94%			2.87%
Net interest margin (1)			3.08%			3.01%
Ratio of average interest earning assets to average interest bearing liabilities	143.94%			136.06%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $207,000 and $9.7 million for the three months ended June 30, 2016 and 2015.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2016 and 2015 (dollars in thousands):

	For the six months ended June 30,
	2016			2015
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$130,986	$1,115	1.70%	$119,802	$1,002	1.67%
Tax-exempt securities (1)	84,551	874	3.28	74,229	720	3.15
Commercial loans (2)	895,287	17,660	3.90	825,529	16,429	3.96
Residential mortgage loans	216,182	3,801	3.51	199,204	3,609	3.62
Consumer loans	97,695	1,929	3.97	106,954	2,077	3.91
Federal Home Loan Bank stock	11,558	246	4.21	11,300	228	4.00
Federal funds sold and other short-term investments	99,092	256	0.51	100,939	184	0.37
Total interest earning assets (1)	1,535,351	25,881	3.41	1,437,957	24,249	3.43

Noninterest earning assets:
Cash and due from banks	25,784			24,719
Other	97,823			109,817
Total assets	$1,658,958			$1,572,493

Liabilities
Deposits:
Interest bearing demand	$330,079	$162	0.10%	$334,714	$199	0.12%
Savings and money market accounts	511,171	469	0.19	469,399	435	0.19
Time deposits	87,931	271	0.62	117,719	595	1.02
Borrowings:
Other borrowed funds	99,282	900	1.79	93,543	867	1.84
Long-term debt	41,238	733	3.52	41,238	656	3.17
Total interest bearing liabilities	1,069,701	2,535	0.47	1,056,613	2,752	0.52

Noninterest bearing liabilities:
Noninterest bearing demand accounts	427,111			365,043
Other noninterest bearing liabilities	6,692			5,598
Shareholders' equity	155,454			145,239
Total liabilities and shareholders' equity	$1,658,958			$1,572,493

Net interest income		$23,346			$21,497

Net interest spread (1)			2.94%			2.91%
Net interest margin (1)			3.09%			3.04%
Ratio of average interest earning assets to average interest bearing liabilities	143.53%			136.09%

(1)	Yield adjusted to fully tax equivalent.
(2)	Includes average nonaccrual loans of approximately $317,000 and $10.5 million for the six months ended June 30, 2016 and 2015.

Index
Provision for Loan Losses: The provision for loan losses for the second quarter of 2016 was a negative $750,000 compared to a negative $500,000 for the second quarter of 2015.  The negative provision for loan losses for both periods was caused by stabilizing real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $580,000 in the second quarter of 2016 and $1,000 in the second quarter of 2015.  At June, 2016, we had experienced net loan recoveries in eleven of the past thirteen quarters, and in each of the past six quarters.  The provision for loan losses for the first half of 2016 was a negative $850,000 compared to a negative $1.5 million for the same period in 2015.

Gross loan recoveries were $616,000 for the second quarter of 2016 and $203,000 for the same period in 2015.  In the second quarter of 2016, we had $36,000 in charge-offs, compared to $202,000 in the second quarter of 2015.  For the six months ended June 30, 2016, we experienced gross loan recoveries of $840,000 compared to $999,000 in the same period in 2015.  Loan charge-offs were $112,000 for the six months ended June 30, 2016 compared to $280,000 for the same period in 2015.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2016 were $4.5 million and $9.1 million compared to $4.5 million and $8.8 million for the same periods in 2015. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Service charges and fees on deposit accounts	$1,112	$1,097	$2,159	$2,098
Net gains on mortgage loans	572	821	1,060	1,544
Trust fees	788	723	1,496	1,457
Gain as sales of securities	10	---	99	83
ATM and debit card fees	1,257	1,219	2,443	2,329
Bank owned life insurance (“BOLI”) income	158	171	602	333
Investment services fees	270	278	573	561
Other income	369	203	712	402
Total noninterest income	$4,536	$4,512	$9,144	$8,807

Net gains on mortgage loans were down $249,000 in the second quarter of 2016 compared to the second quarter of 2015 as a result of our strategic decision to retain a higher percentage of current production in portfolio and partially due to an overall lower level of volume.  The mortgage loans retained in portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for sale in the second quarter of 2016 were $19.0 million, compared to $28.0 million in the second quarter of 2015.  Mortgage loans originated for portfolio in the second quarter of 2016 were $23.1 million, compared to $16.9 million in the second quarter of 2015.  Loans originated for sale for the first six months of 2016 were $37.9 million, down from $51.4 million in the first six months of 2015.

BOLI income was up $269,000 in the first six months of 2016 due to distribution of a death claim on a covered former employee.  Trust fees and investment service fees were up slightly in the second quarter and the first six months of 2016, as were ATM and debit card fees.

Index
Other income as shown in the table above was up $166,000 in the second quarter of 2016 and was up $310,000 in the first six months of 2016 primarily as a result of an increase in rental income from other real estate owned property.

Noninterest Expense: Noninterest expense increased to $11.5 million for the three month period ended June 30, 2016, from $11.2 million for the same period in 2015. Noninterest expense decreased to $23.0 million for the six month period ended June 30, 2016 compared to $23.1 million for the same period in 2015.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Salaries and benefits	$6,168	$6,134	$12,355	$12,316
Occupancy of premises	901	903	1,883	1,875
Furniture and equipment	839	813	1,704	1,596
Legal and professional	188	191	347	431
Marketing and promotion	275	263	550	568
Data processing	688	648	1,347	1,226
FDIC assessment	220	289	472	571
Interchange and other card expense	308	285	594	560
Bond and D&O insurance	131	146	263	292
Net losses on repossessed and foreclosed properties	258	(31)	294	420
Administration and disposition of problem assets	202	284	577	660
Outside services	389	340	758	733
Other noninterest expense	903	957	1,877	1,836
Total noninterest expense	$11,470	$11,222	$23,021	$23,084

Noninterest expense had minimal increase compared to the second quarter of 2015 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased slightly in the second quarter of 2016 from the second quarter of 2015. This increase is largely due to a higher level of costs associated with medical insurance, which was up $50,000 compared to the second quarter of 2015.  We had 343 full-time equivalent employees at June 30, 2016 compared to 347 at June 30, 2015.

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

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Legal and professional – nonperforming assets	$29	$46	$99	$135
Repossessed and foreclosed property administration	173	238	478	525
Net (gains) losses on repossessed and foreclosed properties	258	(31)	294	420
Total	$460	$253	$871	$1,080

While the overall costs associated with nonperforming assets remain elevated in 2016, they are down significantly from recent year levels and from the prior year. These costs were driven by valuation writedowns and losses on sales of individual properties.  We are encouraged that the overall holding costs continue to decline as we continue to decrease the level of our other real estate owned.  Other real estate owned decreased from $26.3 million at June 30, 2015 to $14.1 million at June 30, 2016.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

Index
Total nonperforming asset expense increased $207,000 in the second quarter of 2016 as a result of an increase of $282,000 in net losses on repossessed and foreclosed properties, primarily due to a writedown on our largest other real estate property.

Total nonperforming asset expense for the six month period ended June 30, 2016, decreased $209,000 from the same period in 2015.  This decrease was primarily due to a lower level of writedowns of other real estate properties in the first six months of 2016.  In the first six months of 2015, such writedowns totaled $624,000, compared to $555,000 in the first six months of 2016.  Also contributing to the decrease was an increase of $55,000 in net gains on sales of other real estate owned.  In the first six months of 2016, we recognized net gains totaling $260,000 on such sales, compared to $205,000 in the same period in 2015.

Federal Income Tax Expense: We recorded $1.7 million and $3.1 million in federal income tax expense for the three month and six periods ended June 30, 2016 compared to $1.4 million and $2.7 million, respectively, in the same periods in 2015.  At December 31, 2012 and since that time, we have concluded that a valuation allowance on our deferred tax asset was not required.  As a result, the financial results for the second quarter and the first six months of 2016 reflect federal income tax expense, at an effective tax rate of 30.96% and 29.83%, compared to 30.64% and 30.45% for the same periods in 2015.  The effective tax rate decreased for the first half of 2016 due to the elevated level of earnings on bank owned life insurance resulting from payment of a death benefit in the first quarter of 2016.

FINANCIAL CONDITION

Summary:  Total assets were $1.667 billion at June 30, 2016, a decrease of $63.1 million from $1.730 billion at December 31, 2015. This change reflected increases of $13.9 million in our loan portfolio and $4.3 million in our securities portfolio, offset by decreases of $56.5 million in cash and cash equivalents, $20.0 million in interest bearing deposits and $3.5 million in other real estate owned.  Total deposits decreased by $80.4 million and other borrowed funds increased by $8.7 million at June 30, 2016 compared to December 31, 2015.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $124.9 million at June 30, 2016 compared to $181.5 million at December 31, 2015. The $56.5 million decrease was primarily the result of a lower level of deposit balances at June 30, 2016 by some of our larger commercial customers.  We expect declines in our balances of short term investments as loan demand continues to increase and seasonal deposits return to more normal levels.

Interest-bearing Time Deposits with Other Financial Institutions: We opened a time deposit account with our primary correspondent bank totaling $20.0 million in the first quarter of 2014 which matured in February 2016.  This time deposit provided a higher interest rate than federal funds sold or other short-term investments.

Securities: Securities available for sale were $173.6 million at June 30, 2016 compared to $166.8 million at December 31, 2015. The balance at June 30, 2016 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $51.9 million at December 31, 2015 to $49.4 million at June 30, 2016.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $13.9 million in the first half of 2016 and were $1.21 billion at June 30, 2016 compared to $1.20 billion at December 31, 2015. During the six months of 2016, our commercial portfolio increased by $8.5 million, while our consumer portfolio decreased by $6.2 million and our residential mortgage portfolio increased by $11.7 million.  We have been focusing efforts to increase our consumer and residential mortgage portfolio segments to further diversify our credit risk.

The volume of residential mortgage loans originated for sale in the first six months of 2016 decreased $13.5 million compared to the same period in 2015 due to the mortgage rate environment and our decision to hold a higher percentage of current production in portfolio. Residential mortgage loans originated for sale were $37.9 million in the first six months of 2016 compared to $51.4 million in the first six months of 2015.  Mortgage loans originated for portfolio in the first six months of 2016 were $37.2 million, compared to $35.7 million in the first six months of 2015.

Our commercial loan portfolio balances declined in recent years leading up to 2014 reflecting the continued soft economic conditions in west Michigan and our interest in improving the quality of our loan portfolio through reducing our exposure to these generally higher credit risk assets. We focused our efforts on reducing our exposure to residential land development loans, diversifying our commercial loan portfolio and improving asset quality. We believe our loan portfolio has stabilized and we experienced year over year growth in commercial loan balances for the first time in many years in 2014, increasing $71.8 million from December 31, 2013 and increasing another $67.8 million in 2015.  We built on this further in the first six months of 2016, with growth of $8.5 million, in our commercial loan portfolio.  This growth took place in our commercial and industrial portfolio, which grew by $3.8 million and in our commercial real estate loans, which grew by $4.7 million in the same period.  We plan to continue measured, high quality loan portfolio growth throughout 2016.

Index
Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 74% of the total loan portfolio at June 30, 2016 and December 31, 2015. Residential mortgage and consumer loans comprised approximately 26% of total loans at June 30, 2016 and December 31, 2015.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2016		December 31, 2015
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$13,702	1.1%	$10,448	0.9%
Unsecured to residential developers	7,423	0.6	7,372	0.6
Vacant and unimproved	38,694	3.2	42,881	3.6
Commercial development	652	0.1	559	---
Residential improved	70,026	5.8	67,922	5.7
Commercial improved	291,926	24.1	289,651	24.2
Manufacturing and industrial	90,952	7.5	89,839	7.5
Total commercial real estate	513,375	42.4	508,672	42.5
Commercial and industrial	381,058	31.4%	377,298	31.5%
Total commercial	894,433	73.8	885,970	74.0

Consumer
Residential mortgage	221,636	18.3	209,972	17.5
Unsecured	540	---	637	0.1
Home equity	87,145	7.2	92,716	7.7
Other secured	8,090	0.7	8,637	0.7
Total consumer	317,411	26.2	311,962	26.0
Total loans	$1,211,844	100.0%	$1,197,932	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 42% of the total loan portfolio at June 30, 2016 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans increased $4.7 million since December 31, 2015. Our commercial and industrial loan portfolio increased by $3.8 million to $381.1 million at June 30, 2016 and represented 31% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18% of portfolio loans at June 30, 2016 and December 31, 2015.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during the first six months of 2016 decreased from the first six months of 2015 as a result of interest rate conditions and our decision to increase the percentage of current production to be held in portfolio.  We are also experiencing a shift in production to financing new home purchases versus refinancings.  We have not yet had to repurchase any residential mortgage loans sold to historical purchasers; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.

Index
Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $6.2 million to $95.8 million at June 30, 2016 from $102.0 million at December 31, 2015, due primarily to a decrease in home equity loans.  Consumer loans comprised approximately 8% of our portfolio loans at June 30, 2016 and 9% at December 31, 2015.

The following table shows our loan origination activity for portfolio loans during the first six months of 2016 and 2015, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$5,227	3.4%	$871	$3,321	2.2%	$277
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	221	0.2	110	2,437	1.6	222
Commercial development	2,200	1.5	2,200	1,111	0.7	1,111
Residential improved	37,174	24.4	409	26,241	17.2	226
Commercial improved	21,382	14.0	1,018	13,535	8.9	410
Manufacturing and industrial	10,956	7.2	996	4,826	3.2	483
Total commercial real estate	77,160	50.7	584	51,471	33.8	281
Commercial and industrial	18,088	11.9	266	44,120	29.0	296
Total commercial	95,248	62.6	476	95,591	62.8	288

Consumer
Residential mortgage	37,201	24.4	201	34,916	23.0	200
Unsecured	12	---	12	35	---	5
Home equity	18,496	12.1	80	19,162	12.6	71
Other secured	1,316	0.9	20	2,468	1.6	29
Total consumer	57,025	37.4	118	56,581	37.2	106
Total loans	$152,273	100.0%	223	$152,172	100.0%	295

The following table shows a breakout of our commercial loan activity during the first six months of 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Commercial loans originated	$95,248	$95,591
Repayments of commercial loans	(79,989)	(74,998)
Change in undistributed - available credit	(6,796)	(14,191)
Net increase/(decrease) in total commercial loans	$8,463	$6,402

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

Index
Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2016, nonperforming assets totaled $14.4 million compared to $18.3 million at December 31, 2015. Additions to other real estate owned in the first six months of 2016 were $102,000, compared to $1.4 million in the first six months of 2015.  At June 30, 2016, there were no loans in redemption, so we expect there to be fewer additions to other real estate owned in the second half of 2016 than there were in the second half of 2015.  Proceeds from sales of foreclosed properties were $3.3 million in the first six months of 2016, resulting in a net realized gain on sale of $260,000.  Proceeds from sales of foreclosed properties were $3.0 million in the first six months of 2015 resulting in a net realized gain on sale of $205,000.  We expect the level of sales of foreclosed properties to be similar in the second half of 2016 to that experienced in the first half of 2016.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of June 30, 2016, nonperforming loans totaled $350,000, or 0.03% of total portfolio loans, compared to $756,000, or 0.06% of total portfolio loans, at December 31, 2015.

Nonperforming loans at June 30, 2016 consisted of $291,000 of commercial real estate loans secured by various types of non-residential real estate, $26,000 of commercial and industrial loans, and $33,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $14.1 million at June 30, 2016 and $17.6 million at December 31, 2015. Of this balance at June 30, 2016, there were 43 commercial real estate properties totaling approximately $13.7 million. The remaining balance was comprised of six residential properties totaling approximately $381,000.  One commercial real estate property comprised 26% of total other real estate owned at June 30, 2016.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At June 30, 2016, our foreclosed asset portfolio had a weighted average age held in portfolio of 4.82 years. Below is a breakout of our foreclosed asset portfolio at June 30, 2016 and December 31, 2015 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	June 30, 2016			December 31, 2015
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value at Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$136	---%	20.3%	$736	---%	13.2%
Residential Lot	245	43.5	62.3	277	34.0	59.4
Multi-Family	---	---	---	---	---	---
Vacant Land	3,846	44.6	55.8	3,887	44.0	55.4
Residential Development	2,999	35.2	71.9	3,859	28.7	68.7
Commercial Office	848	28.6	43.4	1,002	25.4	44.1
Commercial Industrial	---	---	---	---	---	---
Commercial Improved	5,992	46.8	49.7	7,811	40.1	44.1
	$14,066	42.8	58.2	$17,572	37.0	54.2

Index
The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2016	December 31, 2015
Nonaccrual loans	$350	$739
Loans 90 days or more delinquent and still accruing	---	17
Total nonperforming loans (NPLs)	350	756
Foreclosed assets	14,066	17,572
Repossessed assets	---	---
Total nonperforming assets (NPAs)	14,416	18,328

NPLs to total loans	0.03%	0.06%
NPAs to total assets	0.87%	1.06%

The following table shows the composition and amount of our troubled debt restructurings (“TDRs”) at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$17,202	$13,063	$30,265	$24,932	$13,543	$38,475
Nonperforming TDRs (1)	267	9	276	550	27	577
Total TDRs	$17,469	$13,072	$30,541	$25,482	$13,570	$39,052

(1)	Included in nonperforming asset table above

We had a total of $30.5 million and $39.1 million of loans whose terms have been modified in TDRs as of June 30, 2016 and December 31, 2015, respectively.  Approximately half of the decrease in our TDRs is attributable to seasonal paydowns on an agricultural credit.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

Allowance for loan losses: The allowance for loan losses at June 30, 2016 was $17.0 million compared to $17.1 million at December 31, 2015.  The balance of the allowance for loan losses represented 1.40% of total portfolio loans at June 30, 2016 compared to 1.43% of total portfolio loans at December 31, 2015.  The allowance for loan losses to nonperforming loan coverage ratio increased from 2259.39% at December 31, 2015 to 4845.43% at June 30, 2016.

Index
The table below shows the changes in these metrics over the past five quarters (dollars in millions):

	Quarter Ended June 30, 2016	Quarter Ended March 31, 2016	Quarter Ended December 31, 2015	Quarter Ended September 30, 2015	Quarter Ended June 30, 2015
Commercial loans	$894.4	$905.3	$886.0	$882.1	$824.6
Nonperforming loans	0.3	0.4	0.8	4.2	3.7
Other real estate owned and repo assets	14.1	16.2	17.6	25.7	26.3
Total nonperforming assets	14.4	16.6	18.3	29.9	30.0
Net charge-offs (recoveries)	(0.6)	(0.1)	(1.6)	(0.3)	---
Total delinquencies	1.0	0.8	1.4	2.9	1.9

Nonperforming loans continually declined since the first quarter of 2010 to $350,000 at June 30, 2016.  As discussed earlier, we have had net loan recoveries in several quarters over the last two years and in each of the last six quarters.  Our total delinquencies have continued to stabilize and were $979,000 at June 30, 2016 and $1.4 million at December 31, 2015.  Our delinquency percentage at June 30, 2016 was 0.08%, and was well below the Bank’s peers.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $122,000 in the first six months of 2016.  We recorded a negative provision for loan losses of $850,000 for the six months ended June 30, 2016 compared to a negative $1.5 million for the same period of 2015.  Net loan recoveries were $728,000 for the six months ended June 30, 2016, compared to net loan recoveries of $719,000 for the same period in 2015. The ratio of net charge-offs to average loans was (0.12%) on an annualized basis for the first six months of 2016, compared to (0.13%) for the first six months of 2015.

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

Overall, impaired loans decreased $8.7 million to $30.1 million at June 30, 2016 from $38.8 million at December 31, 2015.  The specific allowance for impaired loans decreased $135,000 to $1.80 million, compared to $1.94 million at December 31, 2015.  The specific allowance for impaired loans represented 6.0% of total impaired loans at June 30, 2016 and 5.0% at December 31, 2015.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans decreased to $12.0 million at June 30, 2016 compared to $12.2 million at December 31, 2015.  This resulted in a general reserve percentage allocated at June 30, 2016 of 1.37% of commercial loans, a slight decrease from 1.41% at December 31, 2015.  The qualitative component of our allowance allocated to commercial loans was $12.0 million at June 30, 2016 (down from $12.2 million at December 31, 2015).

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.1 million at June 30, 2016 and $2.9 million at December 31, 2015.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $50.6 million at June 30, 2016, down $817,000 from $51.5 million at December 31, 2015 as depreciation more than offset capital additions of current facilities and equipment during the first six months of 2016.

Deposits and Other Borrowings: Total deposits decreased $80.4 million to $1.36 billion at June 30, 2016, as compared to $1.44 billion at December 31, 2015.  Non-interest checking account balances decreased $25.4 million during the first six months of 2016.  Interest bearing demand account balances decreased $49.4 million and savings and money market account balances increased $2.5 million in the first six months of 2016.  We decreased higher costing certificates of deposits by $8.1 million in the first six months of 2016.  Most of the decrease in demand deposits and money market deposits in the first half of 2016 was due to runoff of the seasonal year end increase in deposits from many of our municipal and business customers.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 33% of total deposits at June 30, 2016 and December 31, 2015.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 61% of total deposits at June 30, 2016 and December 31, 2015. Time accounts as a percentage of total deposits were 6% at June 30, 2016 and December 31, 2015.

Borrowed funds totaled $146.1 million at June 30, 2016, including $104.8 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $137.4 million at December 31, 2015, including $96.2 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds increased by $8.7 million in the first six months of 2016 due the addition of a $10 million FHLB advance in the second quarter of 2016, partially offset by an annual payment on an amortizing Federal Home Loan Bank advance.

CAPITAL RESOURCES

Total shareholders' equity of $158.5 million at June 30, 2016 increased $6.5 million from $152.0 million at December 31, 2015. The increase was primarily a result of net income of $7.2 million earned in the first six months of 2016 and an increase of $1.0 million in accumulated other comprehensive income, partially offset by the payment of $2.0 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at June 30, 2016.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in).  It raises the minimum total capital to risk-weighted assets ratio from 6.0% to 8.0% (which with the capital conservation buffer fully phased-in effectively results in a 10.5% ratio), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. We expect that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

Index
The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	June 30, 2016	March 31, 2016	Dec 31, 2015	Sept 30, 2015	June 30, 2015
Total capital to risk weighted assets	15.2%	15.0%	14.8%	14.6%	15.1%
Common Equity Tier 1 to risk weighted assets	11.1	11.1	10.8	10.5	10.9
Tier 1 capital to risk weighted assets	14.0	13.8	13.6	13.4	13.8
Tier 1 capital to average assets	11.9	11.7	11.5	11.3	11.7

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2016 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, $1.8 million in 2013 and $1.9 million in 2014.  We increased other borrowed funds by $8.1 million in 2015 and an additional $8.7 million in the six months ended June 30, 2016.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2016, the Bank held $94.9 million of federal funds sold and other short-term investments.  In addition, the Bank has available borrowing capacity from correspondent banks of approximately $243.0 million as of June 30, 2016.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at June 30, 2016 (dollars in thousands):

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		48,995		26,286		3,803	---
Other borrowed funds		22,055		62,785		20,000	---
Operating lease obligations		230		459		242	---
Total		$71,280		$89,530		$24,045	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2016, we had a total of $432.0 million in unused lines of credit, $105.0 million in unfunded loan commitments and $15.1 million in standby letters of credit.

Index
Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In 2014, the Bank paid dividends to the Company totaling $4.1 million.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  The Company retained the remaining balance for general corporate purposes.  In 2015, the Bank paid dividends to the Company totaling $5.1 million.  In the same period, the Company paid dividends to its shareholders totaling $3.7 million.  The Company retained the remaining balance for general corporate purposes.  On February 25, 2016, the Bank paid a dividend of $1.5 million to the Company in anticipation of the common share cash dividend of $0.03 per share paid on February 26, 2016 to shareholders of record on February 12, 2016.  The cash distributed for this cash dividend payment totaled $1.0 million.  The Company retained the remaining balance for general corporate purposes.  On May 26, 2016, the Bank paid a dividend of $1.5 million to the Company in anticipation of the common share cash dividend of $0.03 per share paid on May 27, 2016 to shareholders of record on May 13, 2016.  The cash distributed for this cash dividend payment totaled $1.0 million.  The Company retained the remaining balance for general corporate purposes.

At June 30, 2016, the Bank had a retained earnings balance of $30.9 million.

During 2015 and 2014, the Company received payments from the Bank totaling $3.2 million and $4.0 million, representing the Bank’s intercompany tax liability for the 2015 and 2014 tax years, respectively in accordance with the Company’s tax allocation agreement.  During the first six months of 2016, the Company received payments from the Bank totaling $3.6 million and made associated tax payments totaling $3.2 million.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at June 30, 2016 was $5.1 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first six months of 2016.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2016, we had gross deferred tax assets of $11.3 million, gross deferred tax liabilities of $2.9 million resulting in a net deferred tax asset of $8.4 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. With the continued positive results in the first six months of 2016, we again concluded at June 30, 2016 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2016 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$187,404	(0.89)%	$48,607	3.08%
Interest rates up 100 basis points	189,652	0.30	47,870	1.52
No change	189,088	---	47,155	---
Interest rates down 100 basis points	173,602	(8.19)	45,733	(3.02)

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

Index
Item 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2016, the end of the period covered by this report.

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

(b)	Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of its own common stock during the second quarter of 2016.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share

Period
April 1 – April 30, 2016
Employee Transactions	2,824	$6.75
May 1 – May 31, 2016
Employee Transactions	---	---
June 1 – June 30, 2016
Employee Transactions	---	---
Total for Second Quarter ended June 30, 2016
Employee Transactions	2,824	$6.75

Item 6.	Exhibits.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on April 28, 2011 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: July 28, 2016