Form 10-Q
period 2016-09-30
MACATAWA BANK CORP
filed 2016-10-27
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,920,740 shares of the Company's Common Stock (no par value) were outstanding as of October 27, 2016.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “encouraged”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number
Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	40

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	55

	Item 4.
	Controls and Procedures	56

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 6.
	Exhibits	57

Signatures		58

Index
Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 (unaudited) and December 31, 2015
(Dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$31,879	$29,104
Federal funds sold and other short-term investments	25,872	152,372
Cash and cash equivalents	57,751	181,476
Interest-bearing time deposits in other financial institutions	---	20,000
Securities available for sale, at fair value	184,403	166,815
Securities held to maturity (fair value 2016 - $60,373 and 2015 - $52,837)	58,893	51,856
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	2,013	2,776
Total loans	1,236,395	1,197,932
Allowance for loan losses	(16,847)	(17,081)
Net loans	1,219,548	1,180,851
Premises and equipment – net	50,174	51,456
Accrued interest receivable	3,823	3,622
Bank-owned life insurance	39,088	28,858
Other real estate owned - net	13,110	17,572
Net deferred tax asset	8,400	8,819
Other assets	4,925	3,984
Total assets	$1,653,686	$1,729,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$455,164	$477,032
Interest-bearing	903,463	958,480
Total deposits	1,358,627	1,435,512
Other borrowed funds	84,173	96,169
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	7,403	4,747
Total liabilities	1,491,441	1,577,666

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,920,740 and 33,925,113 shares issued and outstanding at September 30, 2016 and December 31, 2015	216,917	216,540
Retained deficit	(56,108)	(64,910)
Accumulated other comprehensive income	1,436	347
Total shareholders' equity	162,245	151,977
Total liabilities and shareholders' equity	$1,653,686	$1,729,643

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2016 and 2015
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest income
Loans, including fees	$11,838	$11,250	$35,228	$33,365
Securities
Taxable	584	529	1,699	1,531
Tax-exempt	451	394	1,325	1,114
FHLB Stock	122	120	368	348
Federal funds sold and other short-term investments	127	134	383	318
Total interest income	13,122	12,427	39,003	36,676
Interest expense
Deposits	431	521	1,333	1,749
Other borrowings	418	449	1,318	1,317
Long-term debt	371	336	1,104	992
Total interest expense	1,220	1,306	3,755	4,058
Net interest income	11,902	11,121	35,248	32,618
Provision for loan losses	(250)	(250)	(1,100)	(1,750)
Net interest income after provision for loan losses	12,152	11,371	36,348	34,368
Noninterest income
Service charges and fees	1,152	1,150	3,312	3,248
Net gains on mortgage loans	1,175	705	2,235	2,249
Trust fees	790	711	2,286	2,168
ATM and debit card fees	1,272	1,220	3,715	3,549
Gain on sale of securities	---	36	99	119
Bank owned life insurance ("BOLI") income	146	170	748	503
Other	540	492	1,824	1,455
Total noninterest income	5,075	4,484	14,219	13,291
Noninterest expense
Salaries and benefits	6,166	6,158	18,521	18,474
Occupancy of premises	901	948	2,784	2,823
Furniture and equipment	772	835	2,476	2,431
Legal and professional	153	231	500	661
Marketing and promotion	275	263	825	831
Data processing	741	619	2,089	1,845
FDIC assessment	166	283	638	854
Interchange and other card expense	334	304	927	864
Bond and D&O Insurance	132	147	395	438
Net losses (gains) on repossessed and foreclosed properties	115	(160)	409	260
Administration and disposition of problem assets	210	393	787	1,053
Other	1,308	1,233	3,943	3,804
Total noninterest expenses	11,273	11,254	34,294	34,338
Income before income tax	5,954	4,601	16,273	13,321
Income tax expense	1,350	1,400	4,429	4,065
Net income	$4,604	$3,201	$11,844	$9,256

Basic earnings per common share	$0.14	$0.09	$0.35	$0.27

Diluted earnings per common share	$0.14	$0.09	$0.35	$0.27

Cash dividends per common share	$0.03	$0.03	$0.09	$0.08

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Net income	$4,604	$3,201	$11,844	$9,256

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	120	925	1,774	991
Tax effect	(42)	(324)	(621)	(347)
Net change in unrealized gains (losses) on securities available for sale, net of tax	78	601	1,153	644

Less: reclassification adjustments:
Reclassification for gains included in net income	---	36	99	119
Tax effect	---	(13)	(35)	(42)
Reclassification for gains included in net income, net of tax	---	23	64	77

Other comprehensive income (loss), net of tax	78	578	1,089	567
Comprehensive income	$4,682	$3,779	$12,933	$9,823

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2016 and 2015
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2015	$216,460	$(74,002)	$61	$142,519
Net income for the nine months ended September 30, 2015	---	9,256	---	9,256
Cash dividends at $.08 per share	---	(2,693)	---	(2,693)
Net change in unrealized gain on securities available for sale, net of tax	---	---	567	567
Tax effect of expired common stock warrants	(280)	---	---	(280)
Stock compensation expense	364	---	---	364
Balance, September 30, 2015	$216,544	$(67,439)	$628	$149,733

Balance, January 1, 2016	$216,540	$(64,910)	$347	$151,977
Net income for the nine months ended September 30, 2016	---	11,844	---	11,844
Cash dividends at $.09 per share	---	(3,042)	---	(3,042)
Repurchase of 4,373 shares for taxes withheld on vested restricted stock	(31)	---	---	(31)
Net change in unrealized gain on securities available for sale, net of tax	---	---	1,089	1,089
Stock compensation expense	408	---	---	408
Balance, September 30, 2016	$216,917	$(56,108)	$1,436	$162,245

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flows from operating activities
Net income	$11,844	$9,256
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,149	2,167
Stock compensation expense	408	364
Tax effect of expired common stock warrants	---	(280)
Provision for loan losses	(1,100)	(1,750)
Origination of loans for sale	(76,096)	(76,622)
Proceeds from sales of loans originated for sale	79,094	78,323
Net gains on mortgage loans	(2,235)	(2,249)
Gain on sales of securities	(99)	(119)
Write-down of other real estate	774	496
Net gain on sales of other real estate	(365)	(237)
Change in net deferred tax asset	(167)	1,354
Change in accrued interest receivable and other assets	(1,142)	(1,594)
Earnings in bank-owned life insurance	(748)	(503)
Change in accrued expenses and other liabilities	1,341	(827)
Net cash from operating activities	13,658	7,779

Cash flows from investing activities
Loan originations and payments, net	(37,699)	(74,691)
Change in interest-bearing deposits in other financial institutions	20,000	---
Purchases of securities available for sale	(72,107)	(34,536)
Purchases of securities held to maturity	(21,977)	(24,592)
Purchase of bank-owned life insurance	(10,000)	---
Purchase FHLB stock	---	(320)
Proceeds from:
Maturities and calls of securities	59,680	29,191
Sales of securities available for sale	9,648	19,848
Principal paydowns on securities	3,027	2,888
Sales of other real estate	4,155	3,613
Death benefit from bank-owned life insurance	518	---
Additions to premises and equipment	(674)	(775)
Net cash from investing activities	(45,429)	(79,374)

Cash flows from financing activities
Change in deposits	(76,885)	60,524
Repayments and maturities of other borrowed funds	(21,996)	(1,938)
Proceeds from other borrowed funds	10,000	10,000
Cash dividends paid	(3,042)	(2,693)
Repurchase of shares for taxes withheld on vested restricted stock	(31)	---
Net cash from financing activities	(91,954)	65,893
Net change in cash and cash equivalents	(123,725)	(5,702)
Cash and cash equivalents at beginning of period	181,476	129,455
Cash and cash equivalents at end of period	$57,751	$123,753

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Month Periods Ended September 30, 2016 and 2015
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Supplemental cash flow information
Interest paid	$3,770	$4,078
Income taxes paid	4,960	4,300
Supplemental noncash disclosures:
Transfers from loans to other real estate	102	1,301
Security settlement	(1,315)	(520)

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

Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2016, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At September 30, 2016 and December 31, 2015, the total notional amount of such agreements was $48.5 million and resulted in a derivative asset with a fair value of $1.2 million and $790,000, respectively, which were included in other assets and a derivative liability of $1.2 million and $790,000, respectively, which were included in other liabilities.

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

FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force).  This ASU addresses concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  In particular, this ASU addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods.  The impact of adoption of this ASU by the Company is not expected to be material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2016
Available for Sale:
U.S. Treasury and federal agency securities	$85,734	$496		$(40)	$86,190
U.S. Agency MBS and CMOs	12,984	134		(6)	13,112
Tax-exempt state and municipal bonds	36,592	1,113		(17)	37,688
Taxable state and municipal bonds	32,117	446		(17)	32,546
Corporate bonds and other debt securities	13,266	86		(3)	13,349
Other equity securities	1,500	18		---	1,518
	$182,193	$2,293		$(83)	$184,403

Held to Maturity
Tax-exempt state and municipal bonds	$58,893	$1,480	$	---	$60,373

December 31, 2015
Available for Sale:
U.S. Treasury and federal agency securities	$74,618	$48		$(274)	$74,392
U. S. Agency MBS and CMOs	13,828	35		(108)	13,755
Tax-exempt state and municipal bonds	32,943	692		(37)	33,598
Taxable state and municipal bonds	28,554	246		(37)	28,763
Corporate bonds and other debt securities	14,838	19		(44)	14,813
Other equity securities	1,500	---		(6)	1,494
	$166,281	$1,040		$(506)	$166,815

Held to Maturity:
Tax-exempt state and municipal bonds	$51,856	$986		$(5)	$52,837

There were no sales of securities available for sale in the three month period ended September 30, 2016.  Proceeds from the sale of securities available for sale were $9.6 million in the nine month period ended September 30, 2016 resulting in net gains on sale of $99,000 as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $99,000 ($64,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the nine month period ended September 30, 2016.  Proceeds from the sale of securities available for sale were $7.8 million in the three month period ended September 30, 2015 and $19.8 million in the nine month period ended September 30, 2015 resulting in net gains on sale of $36,000 and $119,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $36,000 ($23,000 net of tax) and $119,000 ($77,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the three and nine month periods ended September 30, 2015.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at September 30, 2016 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$22,529	$22,538	$13,448	$13,513
Due from one to five years	15,546	16,228	95,679	96,614
Due from five to ten years	8,618	9,148	56,285	57,352
Due after ten years	12,200	12,459	15,281	15,406
	$58,893	$60,373	$180,693	$182,885

Securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$15,757	$(38)	$3,078	$(2)	$18,835	$(40)
U.S. Agency MBS and CMOs	1,355	(6)	---	---	1,355	(6)
Tax-exempt state and municipal bonds	2,718	(17)	---	---	2,718	(17)
Taxable state and municipal bonds	3,300	(17)	---	---	3,300	(17)
Corporate bonds and other debt securities	1,527	(3)	---	---	1,527	(3)
Other equity securities	---	---	---	---	---	---
Total temporarily impaired	$24,657	$(81)	$3,078	$(2)	$27,735	$(83)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$35,090	$(187)	$7,036	$(82)	$42,126	$(269)
U.S. Agency MBS and CMOs	8,842	(108)	---	---	8,842	(108)
Tax-exempt state and municipal bonds	3,487	(9)	2,022	(33)	5,509	(42)
Taxable state and municipal bonds	8,158	(29)	640	(8)	8,798	(37)
Corporate bonds and other debt securities	9,330	(47)	499	(2)	9,829	(49)
Other equity securities	1,494	(6)	---	---	1,494	(6)
Total temporarily impaired	$66,401	$(386)	$10,197	$(125)	$76,598	$(511)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three and nine month periods ended September 30, 2016 and 2015.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at September 30, 2016 and December 31, 2015.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Commercial and industrial	$423,102	$377,298

Commercial real estate:
Residential developed	12,784	10,448
Unsecured to residential developers	4,736	7,372
Vacant and unimproved	38,417	42,881
Commercial development	380	559
Residential improved	71,903	67,922
Commercial improved	281,984	289,651
Manufacturing and industrial	89,864	89,839
Total commercial real estate	500,068	508,672

Consumer
Residential mortgage	216,763	209,972
Unsecured	454	637
Home equity	88,295	92,716
Other secured	7,713	8,637
Total consumer	313,225	311,962

Total loans	1,236,395	1,197,932
Allowance for loan losses	(16,847)	(17,081)
	$1,219,548	$1,180,851

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended September 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,960	$8,065	$3,894	$40	$16,959
Charge-offs	---	---	(46)	---	(46)
Recoveries	50	95	39	---	184
Provision for loan losses	515	(548)	(190)	(27)	(250)
Ending Balance	$5,525	$7,612	$3,697	$13	$16,847

Three months ended September 30, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,381	$7,940	$3,831	$30	$18,182
Charge-offs	---	---	(170)	---	(170)
Recoveries	238	104	113	---	455
Provision for loan losses	(725)	343	135	(3)	(250)
Ending Balance	$5,894	$8,387	$3,909	$27	$18,217

Nine months ended September 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,826	$8,457	$3,761	$37	$17,081
Charge-offs	---	---	(158)	---	(158)
Recoveries	123	772	129	---	1,024
Provision for loan losses	576	(1,617)	(35)	(24)	(1,100)
Ending Balance	$5,525	$7,612	$3,697	$13	$16,847

Nine months ended September 30, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,173	$8,690	$4,046	$53	$18,962
Charge-offs	(172)	---	(277)	---	(449)
Recoveries	365	829	260	---	1,454
Provision for loan losses	(472)	(1,132)	(120)	(26)	(1,750)
Ending Balance	$5,894	$8,387	$3,909	$27	$18,217

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

September 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$562	$410	$761	$	---	$1,733
Collectively evaluated for impairment	4,963	7,202	2,936		13	15,114
Total ending allowance balance	$5,525	$7,612	$3,697		$13	$16,847

Loans:
Individually reviewed for impairment	$5,778	$12,627	$12,350	$	---	$30,755
Collectively evaluated for impairment	417,324	487,441	300,875		---	1,205,640
Total ending loans balance	$423,102	$500,068	$313,225	$	---	$1,236,395

December 31, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$673	$436	$829	$	---	$1,938
Collectively evaluated for impairment	4,153	8,021	2,932		37	15,143
Total ending allowance balance	$4,826	$8,457	$3,761		$37	$17,081

Loans:
Individually reviewed for impairment	$7,718	$17,569	$13,463	$	---	$38,750
Collectively evaluated for impairment	369,580	491,103	298,499		---	1,159,182
Total ending loans balance	$377,298	$508,672	$311,962	$	---	$1,197,932

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2016 (dollars in thousands):

September 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$1,910	$1,910	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	186	186		---
Commercial development	---	---		---
Residential improved	54	54		---
Commercial improved	1	1		---
Manufacturing and industrial	---	---		---
	241	241		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$2,151	$2,151	$	---

With an allowance recorded:
Commercial and industrial	$3,868	$3,868		$562

Commercial real estate:
Residential developed	189	189		4
Unsecured to residential developers	---	---		---
Vacant and unimproved	216	216		5
Commercial development	190	190		6
Residential improved	4,980	4,980		223
Commercial improved	6,578	6,578		165
Manufacturing and industrial	233	233		7
	12,386	12,386		410
Consumer:
Residential mortgage	8,046	8,046		496
Unsecured	---	---		---
Home equity	4,304	4,304		265
Other secured	---	---		---
	12,350	12,350		761
Total with an allowance recorded	$28,604	$28,604		$1,733
Total	$30,755	$30,755		$1,733

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Average of impaired loans during the period:
Commercial and industrial	$5,093	$5,416	$6,489	$7,401

Commercial real estate:
Residential developed	126	507	42	709
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	418	1,028	433	1,311
Commercial development	190	193	191	195
Residential improved	5,156	6,241	5,396	6,974
Commercial improved	6,627	14,835	7,660	15,985
Manufacturing and industrial	235	2,053	237	2,470

Consumer	12,501	14,090	12,828	14,485

Interest income recognized during impairment:
Commercial and industrial	203	215	740	833
Commercial real estate	172	239	516	853
Consumer	112	119	350	383

Cash-basis interest income recognized
Commercial and industrial	195	212	746	833
Commercial real estate	169	240	513	850
Consumer	111	120	346	387

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$9	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	10		---
Commercial improved	133		---
Manufacturing and industrial	---		---
	192		---
Consumer:
Residential mortgage	2		---
Unsecured	19		---
Home equity	11		---
Other secured	---		---
	32		---
Total	$233	$	---

December 31, 2015	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$174	$	---

Commercial real estate:
Residential developed	195		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	124		---
Commercial improved	157		---
Manufacturing and industrial	---		---
	525		---
Consumer:
Residential mortgage	2		---
Unsecured	28		---
Home equity	10		17
Other secured	---		---
	40		17
Total	$739		$17

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans (dollars in thousands):

September 30, 2016	30-90 Days		Greater Than 90 Days		Total Past Due		Loans Not Past Due	Total
Commercial and industrial	$	---	$	---	$	---	$423,102	$423,102

Commercial real estate:
Residential developed		---		---		---	12,784	12,784
Unsecured to residential developers		---		---		---	4,736	4,736
Vacant and unimproved		---		---		---	38,417	38,417
Commercial development		---		49		49	331	380
Residential improved		---		6		6	71,897	71,903
Commercial improved		---		---		---	281,984	281,984
Manufacturing and industrial		---		---		---	89,864	89,864
		---		55		55	500,013	500,068
Consumer:
Residential mortgage		272		---		272	216,491	216,763
Unsecured		13		---		13	441	454
Home equity		---		3		3	88,292	88,295
Other secured		2		---		2	7,711	7,713
		287		3		290	312,935	313,225
Total		$287		$58		$345	$1,236,050	$1,236,395

December 31, 2015	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$719	$100	$819	$376,479	$377,298

Commercial real estate:
Residential developed	---	---	---	10,448	10,448
Unsecured to residential developers	---	---	---	7,372	7,372
Vacant and unimproved	---	---	---	42,881	42,881
Commercial development	---	49	49	510	559
Residential improved	73	6	79	67,843	67,922
Commercial improved	375	---	375	289,276	289,651
Manufacturing and industrial	---	---	---	89,839	89,839
	448	55	503	508,169	508,672
Consumer:
Residential mortgage	---	---	---	209,972	209,972
Unsecured	---	---	---	637	637
Home equity	32	17	49	92,667	92,716
Other secured	---	---	---	8,637	8,637
	32	17	49	311,913	311,962
Total	$1,199	$172	$1,371	$1,196,561	$1,197,932

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,733,000 and $1,938,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2016 and December 31, 2015, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding TDRs as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	25	$5,778	33	$7,611
Commercial real estate	49	12,627	56	17,871
Consumer	118	12,626	124	13,570
	192	$31,031	213	$39,052

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing TDRs as of September 30, 2016 and December 31, 2015.  The table presents the amount of accruing TDRs that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	September 30, 2016		December 31, 2015
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		26,966		33,691
Accruing TDR - upgraded to accruing after six consecutive payments		3,905		4,784
		$30,871		$38,475

The following tables present information regarding TDRs executed during the three month periods ended September 30, 2016 and 2015 (dollars in thousands):

Three Months Ended September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	1		59		---
Consumer	---		---		---
	1		$59	$	---

Three Months Ended September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	2	$114	$	---
Commercial real estate	---	---		---
Consumer	1	41		---
	3	$155	$	---

The following tables present information regarding TDRs executed during the nine month periods ended September 30, 2016 and 2015 (dollars in thousands):

Nine Months Ended September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Balance		Principal Writedown upon Modification
Commercial and industrial	---	$	---	$	---
Commercial real estate	1		59		---
Consumer	6		277		---
	7		$336	$	---

Nine Months Ended September 30, 2015	Number of Loans	Pre-Modification Outstanding Recorded Balance	Principal Writedown upon Modification
Commercial and industrial	3	$522	$	---
Commercial real estate	1	42		---
Consumer	32	870		---
	36	$1,434	$	---

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

The table below presents, by class, information regarding TDRs which had payment defaults during the three and nine month periods ended September 30, 2016 and 2015 (dollars in thousands). Included are loans that became delinquent more than 90 days past due or transferred to nonaccrual within 12 months of restructuring.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	---		---
Consumer	---		---	1		10

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Number of Loans	Outstanding Recorded Balance		Number of Loans	Outstanding Recorded Balance
Commercial and industrial	---	$	---	---	$	---
Commercial real estate	---		---	---		---
Consumer	---		---	1		10

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2016 and December 31, 2015, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

September 30, 2016		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$16,912	$105,635	$277,863	$16,740	$5,943	$9	$	---	$423,102

Commercial real estate:
Residential developed		---	---	2,451	8,170	2,163	---	---		---	12,784
Unsecured to residential developers		---	---	---	4,736	---	---	---		---	4,736
Vacant and unimproved		---	---	16,362	18,258	3,797	---	---		---	38,417
Commercial development		---	---	---	141	---	190	49		---	380
Residential improved		---	---	6,633	60,838	2,684	1,738	10		---	71,903
Commercial improved		---	1,663	61,253	208,333	9,358	1,244	133		---	281,984
Manufacturing & industrial		---	1,809	33,277	51,155	2,985	638	---		---	89,864
	$	---	$20,384	$225,611	$629,494	$37,727	$9,753	$201	$	---	$923,170

December 31, 2015	1	2	3	4	5	6	7		8	Total
Commercial and industrial	$196	$8,774	$114,451	$242,253	$5,235	$6,215	$174	$	---	$377,298

Commercial real estate:
Residential developed	---	---	2,226	5,191	2,836	---	195		---	10,448
Unsecured to residential developers	---	---	---	7,372	---	---	---		---	7,372
Vacant and unimproved	---	---	17,768	20,588	4,525	---	---		---	42,881
Commercial development	---	---	---	318	---	192	49		---	559
Residential improved	---	---	7,191	54,376	4,722	1,509	124		---	67,922
Commercial improved	---	3,094	60,475	208,127	15,645	2,153	157		---	289,651
Manufacturing & industrial	---	1,478	34,857	50,023	3,481	---	---		---	89,839
	$196	$13,346	$236,968	$588,248	$36,444	$10,069	$699	$	---	$885,970

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30, 2016	December 31, 2015
Not classified as impaired	$3,273	$1,986
Classified as impaired	6,681	8,782
Total commercial loans classified substandard or worse	$9,954	$10,768

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

September 30, 2016	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$216,763	$454	$88,292	$7,713
Nonperforming	---	---	3	---
Total	$216,763	$454	$88,295	$7,713

December 31, 2015	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$209,972	$637	$92,699	$8,637
Nonperforming	---	---	17	---
Total	$209,972	$637	$92,716	$8,637

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015
Beginning balance	$28,377	$43,071	$43,071
Additions, transfers from loans	102	2,520	1,301
Proceeds from sales of other real estate owned	(4,155)	(11,540)	(3,613)
Valuation allowance reversal upon sale	(533)	(4,748)	(427)
Gain (loss) on sales of other real estate owned	365	(926)	237
	24,156	28,377	40,569
Less: valuation allowance	(11,046)	(10,805)	(14,898)
Ending balance	$13,110	$17,572	$25,671

Activity in the valuation allowance was as follows (dollars in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Beginning balance	$10,805	$14,829
Additions charged to expense	774	496
Reversals upon sale	(533)	(427)
Ending balance	$11,046	$14,898

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
U.S. Treasury and federal agency securities	$86,190	$	---	$86,190	$	---
U.S. Agency MBS and CMOs	13,112		---	13,112		---
Tax-exempt state and municipal bonds	37,688		---	37,688		---
Taxable state and municipal bonds	32,546		---	32,546		---
Corporate bonds and other debt securities	13,349		---	13,349		---
Other equity securities	1,518		---	1,518		---
Loans held for sale	2,013		---	2,013		---
Interest rate swaps	1,165		---	---		1,165
Interest rate swaps	(1,165)		---	---		(1,165)

December 31, 2015
U.S. Treasury and federal agency securities	$74,392	$	---	$74,392	$	---
U.S. Agency MBS and CMOs	13,755		---	13,755		---
Tax-exempt state and municipal bonds	33,598		---	33,598		---
Taxable state and municipal bonds	28,763		---	28,763		---
Corporate bonds and other debt securities	14,813		---	14,813		---
Other equity securities	1,494		---	1,494		---
Loans held for sale	2,776		---	2,776		---
Interest rate swaps	790		---	---		790
Interest rate swaps	(790)		---	---		(790)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans	$3,544	$	---	$	---	$3,544
Other real estate owned	10,678		---		---	10,678

December 31, 2015
Impaired loans	$6,573	$	---	$	---	$6,573
Other real estate owned	13,602		---		---	13,602

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
September 30, 2016
Impaired Loans	$3,544	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 39.8
		Income approach	Capitalization rate	10.0 to 11.0

Other real estate owned	10,678	Sales comparison approach	Adjustment for differences between comparable sales	6.0 to 20.0
		Income approach	Capitalization rate	10.0 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2015
Impaired Loans	$6,573	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 19.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	13,602	Sales comparison approach	Adjustment for differences between comparable sales	4.5 to 32.5
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2016 and December 31, 2015 (dollars in thousands):

	Level in	September 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$31,879	$31,879	$29,104	$29,104
Cash equivalents	Level 2	25,872	25,872	152,372	152,372
Interest-bearing time deposits in other financial institutions	Level 2	---	---	20,000	20,008
Securities held to maturity	Level 3	58,893	60,373	51,856	52,837
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,216,004	1,213,288	1,187,423	1,177,527
Bank owned life insurance	Level 3	39,088	39,088	28,858	28,858
Accrued interest receivable	Level 2	3,823	3,823	3,622	3,622

Financial liabilities
Deposits	Level 2	(1,358,627)	(1,358,585)	(1,435,512)	(1,435,473)
Other borrowed funds	Level 2	(84,173)	(84,991)	(96,169)	(96,465)
Long-term debt	Level 2	(41,238)	(36,181)	(41,238)	(35,757)
Accrued interest payable	Level 2	(258)	(258)	(273)	(273)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Noninterest-bearing demand	$455,164	$477,032
Interest bearing demand	293,340	358,306
Savings and money market accounts	533,531	512,980
Certificates of deposit	76,592	87,194
	$1,358,627	$1,435,512

Approximately $17.1 million in certificates of deposit were in denominations of $250,000 or more at both September 30, 2016 and December 31, 2015.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
September 30, 2016
Single maturity fixed rate advances	$80,000	February 2018 to April 2021	1.60%
Amortizable mortgage advances	4,173	March 2018 to July 2018	3.78%
	$84,173

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2015
Single maturity fixed rate advances	$90,000	August 2016 to March 2020	1.69%
Amortizable mortgage advances	6,169	March 2018 to July 2018	3.78%
	$96,169

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $433,277,000 and $440,660,000 under a blanket lien arrangement at September 30, 2016 and December 31, 2015, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Scheduled repayments of FHLB advances as of September 30, 2016 were as follows (in thousands):

2016	$	---
2017		2,055
2018		52,118
2019		10,000
2020		10,000
Thereafter		10,000
		$84,173

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at September 30, 2016 and December 31, 2015, and the Company had approximately $20.7 million and $18.5 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $23.3 million and $21.6 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2016 and 2015 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net income available to common shares	$4,604	$3,201	$11,844	$9,256

Weighted average shares outstanding, including participating stock awards - Basic	33,921,599	33,866,789	33,923,067	33,866,789

Dilutive potential common shares:
Stock options	---	---	---	---
Weighted average shares outstanding - Diluted	33,921,599	33,866,789	33,923,067	33,866,789
Basic earnings per common share	$0.14	$0.09	$0.35	$0.27
Diluted earnings per common share	$0.14	$0.09	$0.35	$0.27

Stock options for 100,896 shares of common stock for both the three and nine month periods ended September 30, 2016 were not considered in computing diluted earnings per share because they were antidilutive.  Stock options for 200,483 shares of common stock for both the three and nine month periods ended September 30, 2015 were not considered in computing diluted earnings per share because they were antidilutive.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Current	$1,370	$1,381	$4,596	$2,710
Deferred	(20)	19	(167)	1,355
	$1,350	$1,400	$4,429	$4,065

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	$2,083	$1,611	$5,695	$4,663
Deduct
Tax-exempt interest income	(154)	(135)	(451)	(379)
Bank-owned life insurance	(51)	(59)	(262)	(176)
Tax return credits and other adjustments	(512)	---	(512)	---
Other, net	(16)	(17)	(41)	(43)
	$1,350	$1,400	$4,429	$4,065

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at September 30, 2016 or December 31, 2015.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2016	December 31, 2015
Deferred tax assets
Allowance for loan losses	$5,897	$5,978
Nonaccrual loan interest	746	850
Valuation allowance on other real estate owned	3,866	3,782
Other	856	647
Gross deferred tax assets	11,365	11,257
Valuation allowance	---	---
Total net deferred tax assets	11,365	11,257

Deferred tax liabilities
Depreciation	(1,621)	(1,739)
Prepaid expenses	(197)	(191)
Unrealized gain on securities available for sale	(773)	(187)
Other	(374)	(321)
Gross deferred tax liabilities	(2,965)	(2,438)
Net deferred tax asset	$8,400	$8,819

There were no unrecognized tax benefits at September 30, 2016 or December 31, 2015 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2012.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30, 2016	December 31, 2015
Commitments to make loans	$106,983	$97,991
Letters of credit	15,378	12,976
Unused lines of credit	426,894	426,080

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $32.8 million and $19.8 million at September 30, 2016 and December 31, 2015, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At September 30, 2016, approximately 52.4% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of September 30, 2016, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At September 30, 2016 and December 31, 2015, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
CET1 capital (to risk weighted assets)
Consolidated	$160,809	11.3%	$64,314	4.5%	$73,246	5.1%	N/A	N/A
Bank	195,037	13.7	64,002	4.5	72,892	5.1	$92,448	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	200,809	14.1	85,752	6.0	94,684	6.6	N/A	N/A
Bank	195,037	13.7	85,336	6.0	94,226	6.6	113,782	8.0
Total capital (to risk weighted assets)
Consolidated	217,664	15.2	114,336	8.0	123,268	8.6	N/A	N/A
Bank	211,892	14.9	113,782	8.0	122,671	8.6	142,227	10.0
Tier 1 capital (to average assets)
Consolidated	200,809	12.0	67,112	4.0	N/A	N/A	N/A	N/A
Bank	195,037	11.6	67,004	4.0	N/A	N/A	83,805	5.0

December 31, 2015
CET1 capital (to risk weighted assets)
Consolidated	$151,630	10.8%	$63,479	4.5%	N/A	N/A	N/A	N/A
Bank	186,930	13.2	63,463	4.5	N/A	N/A	$91,668	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	191,630	13.6	84,638	6.0	N/A	N/A	N/A	N/A
Bank	186,930	13.2	84,617	6.0	N/A	N/A	112,822	8.0
Total capital (to risk weighted assets)
Consolidated	208,711	14.8	112,851	8.0	N/A	N/A	N/A	N/A
Bank	203,471	14.4	112,822	8.0	N/A	N/A	141,028	10.0
Tier 1 capital (to average assets)
Consolidated	191,630	11.5	66,400	4.0	N/A	N/A	N/A	N/A
Bank	186,930	11.2	66,332	4.0	N/A	N/A	82,915	5.0

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2016 and December 31, 2015 qualified as Tier 1 capital. Refer to our 2015 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at September 30, 2016 and December 31, 2015.

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

At September 30, 2016, we had total assets of $1.65 billion, total loans of $1.24 billion, total deposits of $1.36 billion and shareholders' equity of $162.2 million.  During the third quarter of 2016, we recognized net income of $4.6 million compared to net income of $3.2 million in the third quarter of 2015.  For the nine months ended September 30, 2016, we recognized net income of $11.8 million compared to $9.3 million for the same period in 2015.  The Bank was categorized as “well capitalized” under regulatory capital standards at September 30, 2016.

We paid a dividend of $0.02 per share in each quarter in 2014 and in the first quarter of 2015, increasing to $0.03 per share in the remaining quarters of 2015 and the first three quarters of 2016.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended September 30, 2016 was $4.6 million, compared to net income of $3.2 million in the third quarter of 2015. Net income per common share on a diluted basis was $0.14 for the third quarter of 2016 and $0.09 for the third quarter of 2015.  For the first nine months ended September 30, 2016, net income was $11.8 million, compared to $9.3 million for the same period in 2015.  Net income per share on a diluted basis for the nine months ended September 30, 2016 was $0.35 compared to $0.27 for the same period in 2015.

Generally, the improvement in Company earnings was the result of growth in revenue while expenses have been held flat.  The increase in earnings in the third quarter of 2016 compared to the third quarter of 2015 was due primarily to increased net interest income and a higher level of mortgage loan sale gains.  Net interest income increased to $11.9 million in the third quarter of 2016 compared to $11.1 million in the same period in 2015.  We realized a higher level of income from gains on sales of residential mortgages, which increased from $705,000 in the third quarter of 2015 to $1.2 million in the third quarter of 2016.  The provision for loan losses was a negative $250,000 for both the third quarters of 2016 and 2015.  Total noninterest expense increased by only $19,000 in the third quarter of 2016 compared to the third quarter of 2015.

The increase in earnings for the nine month period ended September 30, 2016 compared to the same period of 2015, was due primarily to increased net interest income, increased ATM and debit card fees and earnings on bank owned life insurance, partially offset by a reduced negative provision for loan losses. Net interest income increased to $35.2 million in the first nine months of 2016 compared to $32.6 million in the same period in 2015.   ATM and debit card fees increased to $3.7 million in the first nine months of 2016 compared to $3.5 million for the same period of 2015 as a result of increased usage.  Bank owned life insurance income increased to $748,000 in the first nine months of 2016 compared to $503,000 in the first nine months of 2015.  The provision for loan losses was a negative $1.1 million for the first nine months of 2016, compared to a negative $1.75 million for the first nine months of 2015.  We again were in a net loan recovery position for the first nine months of 2016, with $866,000 in net loan recoveries, compared to $1.0 million in net loan recoveries in the first nine months of 2015.  Total noninterest expense declined in the first nine months of 2016 compared to the same period of the prior year.  Lost interest from elevated levels of nonperforming assets was approximately $157,000 and $523,000, respectively, for the three and nine months ended September 30, 2016 compared to $338,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2015.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $11.9 million for the third quarter of 2016 and $11.1 million for the third quarter of 2015.   For the first nine months of 2016, net interest income was $35.2 million compared to $32.6 million for the same period in 2015.

Net interest income was positively impacted in the third quarter of 2016 by an increase in average earning assets of $23.0 million compared to the third quarter of 2015. Average yield on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent (FTE) basis.  Our average yield (FTE) on earning assets for the third quarter of 2016 increased 14 basis points compared to the same period in 2015 from 3.25% to 3.39%.  Average interest earning assets totaled $1.56 billion for the third quarter of 2016 compared to $1.53 billion for the third quarter of 2015. The net interest margin (FTE) was 3.08% for the third quarter of 2016 compared to 2.92% for the third quarter of 2015.  Average securities increased $22.7 million between periods.  Average loans increased $61.0 million in the third quarter of 2016 from the third quarter of 2015.  These increases occurred while low-yielding short-term investment balances decreased, thereby having a positive impact on net interest margin.

Index
Margin continued to be dampened by the impact of our elevated levels of nonperforming assets, including other real estate owned.  However as we continue to further reduce these levels, our margin is expected to continue to benefit.  We are encouraged by the increase in higher yielding average earning assets in the first nine months of 2016 and expect these balances to continue to increase in 2016, which should positively affect net interest income.

Average interest earning assets increased to $1.54 billion for the first nine months of 2016, compared to $1.47 billion for the first nine months of 2015.  Our average yield (FTE) on earning assets increased 4 basis points for the first nine months of 2016 in comparison to the same period in 2015.  Our net interest margin (FTE) was 3.09% for the first nine months of 2016 compared to 3.00% for the same period in 2015.

The increase in the overall yield (FTE) on interest earning assets for the three and nine month periods ended September 30, 2016 was primarily due to earning asset mix changes in which average loan balances increased and levels of lower yielding short-term investments decreased.  Of the 16 basis point increase in net interest margin (FTE) for the three months ended September 30, 2016 compared to the same period of the prior year, 11 basis points related to these mix changes and of the 9 basis point increase in net interest margin (FTE) for the nine months ended September 30, 2016 compared to the same period in the prior year, 4 basis points related to these mix changes.

We believe the bulk of our loans subject to repricing in this low interest rate environment have already repriced and that our portfolio rates have now stabilized.  As we are now experiencing loan growth and continue to deploy our excess liquidity, net interest margin should be positively impacted.

The cost of funds decreased to 0.45% and 0.47%, respectively, in the three and nine month periods of 2016 from 0.47% and 0.51%, respectively, in three and nine month periods of 2015. A decrease in the rates paid on our savings and money market accounts in response to declining market rates within the current rate environment caused the reduction in our cost of funds. Also contributing to the reduction was a shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

The presentation of yield on investments, yield on interest earning assets and net interest margin on an FTE basis is not in accordance with GAAP but is customary in the banking industry.  Management believes this non-GAAP measure is useful because it ensures comparability of yield on taxable and tax-exempt investment securities.

Index
The following table shows an analysis of net interest margin (FTE) for the three month periods ended September 30, 2016 and 2015 (dollars in thousands):

	For the three months ended September 30,
	2016			2015
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$136,807	$584	1.71%	$125,498	$529	1.69%
Tax-exempt securities (1)	87,918	451	3.31	76,519	394	3.35
Commercial loans (2)	903,484	8,965	3.88	849,827	8,393	3.87
Residential mortgage loans	219,170	1,928	3.51	203,189	1,830	3.59
Consumer loans	95,551	945	3.93	104,231	1,027	3.91
Federal Home Loan Bank stock	11,558	122	4.13	11,558	120	4.07
Federal funds sold and other short-term investments	101,062	127	0.49	161,740	134	0.32
Total interest earning assets (1)	1,555,550	13,122	3.39	1,532,562	12,427	3.25

Noninterest earning assets:
Cash and due from banks	28,482			27,238
Other	96,065			107,936
Total assets	$1,680,097			$1,667,736

Liabilities
Deposits:
Interest bearing demand	$313,624	$65	0.08%	$347,420	$96	0.11%
Savings and money market accounts	522,697	239	0.19	501,025	230	0.18
Time deposits	81,769	126	0.62	99,285	195	0.78
Borrowings:
Other borrowed funds	94,384	419	1.74	96,270	449	1.83
Long-term debt	41,238	371	3.52	41,238	336	3.19
Total interest bearing liabilities	1,053,712	1,220	0.45	1,085,238	1,306	0.47

Noninterest bearing liabilities:
Noninterest bearing demand accounts	459,372			428,528
Other noninterest bearing liabilities	6,817			5,756
Shareholders' equity	160,196			148,214
Total liabilities and shareholders' equity	$1,680,097			$1,667,736

Net interest income		$11,902			$11,121

Net interest spread (1)			2.94%			2.78%
Ratio of average interest earning assets to average interest bearing liabilities	147.63%			141.22%

Reconciliation of net interest margin, fully taxable equivalent (non-GAAP)
Net interest income		$11,902			$11,121
Plus taxable equivalent adjustment (1)		193			169
Net interest income - taxable equivalent (1)		$12,095			$11,290
Net interest margin (GAAP)			3.04%			2.88%
Net interest margin (FTE) - non-GAAP (1)			3.08%			2.92%

(1)	Yield adjusted to fully tax equivalent using a 35% tax rate.
(2)	Includes average nonaccrual loans of approximately $270,000 and $3.7 million for the three months ended September 30, 2016 and 2015.

Index
The following table shows an analysis of net interest margin (FTE) for the nine month periods ended September 30, 2016 and 2015 (dollars in thousands):

	For the nine months ended September 30,
	2016			2015
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$132,941	$1,700	1.70%	$121,721	$1,531	1.67%
Tax-exempt securities (1)	85,682	1,324	3.29	75,001	1,114	3.22
Commercial loans (2)	898,039	26,625	3.90	833,717	24,823	3.93
Residential mortgage loans	217,185	5,730	3.51	200,547	5,439	3.62
Consumer loans	96,975	2,873	3.96	106,036	3,103	3.91
Federal Home Loan Bank stock	11,558	368	4.18	11,387	348	4.03
Federal funds sold and other short-term investments	99,753	383	0.51	121,429	318	0.35
Total interest earning assets (1)	1,542,133	39,003	3.41	1,469,838	36,676	3.37

Noninterest earning assets:
Cash and due from banks	26,690			25,568
Other	97,232			109,183
Total assets	$1,666,055			$1,604,589

Liabilities
Deposits:
Interest bearing demand	$324,554	$227	0.09%	$338,996	$294	0.12%
Savings and money market accounts	515,041	708	0.19	480,057	665	0.19
Time deposits	85,862	398	0.62	111,507	790	0.95
Borrowings:
Other borrowed funds	97,637	1,318	1.77	94,462	1,317	1.84
Long-term debt	41,238	1,104	3.52	41,238	992	3.17
Total interest bearing liabilities	1,064,332	3,755	0.47	1,066,260	4,058	0.51

Noninterest bearing liabilities:
Noninterest bearing demand accounts	437,943			386,437
Other noninterest bearing liabilities	6,734			5,650
Shareholders' equity	157,046			146,242
Total liabilities and shareholders' equity	$1,666,055			$1,604,589

Net interest income		$35,248			$32,618
Net interest spread (1)			2.94%			2.86%
Ratio of average interest earning assets to average interest bearing liabilities	144.89%			137.85%

Reconciliation of net interest margin, fully taxable equivalent (non-GAAP)
Net interest income		$35,248			$32,618
Plus taxable equivalent adjustment (1)		567			477
Net interest income - taxable equivalent (1)		$35,815			$33,095
Net interest margin (GAAP)			3.04%			2.97%
Net interest margin (FTE) - non-GAAP (1)			3.09%			3.00%

(1)	Yield adjusted to fully tax equivalent using a 35% tax rate.
(2)	Includes average nonaccrual loans of approximately $407,000 and $6.4 million for the nine months ended September 30, 2016 and 2015.

Index
Provision for Loan Losses: The provision for loan losses was a negative $250,000 for both the third quarter of 2016 and the third quarter of 2015.  The negative provision for loan losses for both periods was caused by stabilizing real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $138,000 in the third quarter of 2016 and $285,000 in the third quarter of 2015.  At September 30, 2016, we had experienced net loan recoveries in twelve of the past fourteen quarters, and in each of the past seven quarters.  The provision for loan losses for the first nine months of 2016 was a negative $1.1 million compared to a negative $1.75 million for the same period in 2015.

Gross loan recoveries were $184,000 for the third quarter of 2016 and $455,000 for the same period in 2015.  In the third quarter of 2016, we had $46,000 in charge-offs, compared to $170,000 in the third quarter of 2015.  For the nine months ended September 30, 2016, we experienced gross loan recoveries of $1.0 million compared to $1.5 million in the same period in 2015.  Loan charge-offs were $158,000 for the nine months ended September 30, 2016 compared to $449,000 for the same period in 2015.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

We have also experienced a decline in the pace of commercial loans migrating to a worse loan grade, which receive higher allocations in our loan loss reserve, as more fully discussed under the heading "Allowance for Loan Losses" below. In addition to experiencing fewer downgrades of credits, we continue to see an increase in the quality of some credits resulting in an improved loan grade. Over the past two years, we have experienced improvements in our overall weighted average loan grade. Our credit discipline, loan risk management practices and improving market conditions have had a positive impact, ultimately allowing for the reduction in the level of the allowance for loan losses in recent years.

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

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2016 were $5.1 million and $14.2 million, respectively, compared to $4.5 million and $13.3 million, respectively, for the same periods in 2015. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Service charges and fees on deposit accounts	$1,152	$1,150	$3,312	$3,248
Net gains on mortgage loans	1,175	705	2,235	2,249
Trust fees	790	711	2,286	2,168
Gain as sales of securities	---	36	99	119
ATM and debit card fees	1,272	1,220	3,715	3,549
Bank owned life insurance (“BOLI”) income	146	170	748	503
Investment services fees	181	279	755	840
Other income	359	213	1,069	615
Total noninterest income	$5,075	$4,484	$14,219	$13,291

Net gains on mortgage loans were up $470,000 in the third quarter of 2016 compared to the third quarter of 2015 as a result of higher level of sales of real estate mortgage loans in the secondary market.  Mortgage loans originated for sale in the third quarter of 2016 were $38.2 million, compared to $25.2 million in the third quarter of 2015.  Mortgage loans originated for sale for the first nine months of 2016 were $76.1 million, down slightly from $76.6 million in the first nine months of 2015.  Mortgage loans retained in portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first nine months of 2016 were $62.6 million, compared to $61.2 million in the first nine months of 2015.

ATM and debit card fee income was up $166,000 in the first nine months of 2016 due to increased number of active cards and usage. BOLI income was up $245,000 in the first nine months of 2016 due to distribution of a death claim on a covered former employee.

Other income as shown in the table above was up $146,000 in the third quarter of 2016 and was up $454,000 in the first nine months of 2016 primarily as a result of an increase in rental income from other real estate owned property.

Index
Noninterest Expense: Noninterest expense was $11.3 million for both the three month period ended September 30, 2016 and 2015. Noninterest expense was $34.3 million for the nine month period ended September 30, 2016 compared to $34.3 million for the same period in 2015.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Salaries and benefits	$6,166	$6,158	$18,521	$18,474
Occupancy of premises	901	948	2,784	2,823
Furniture and equipment	772	835	2,476	2,431
Legal and professional	153	231	500	661
Marketing and promotion	275	263	825	831
Data processing	741	619	2,089	1,845
FDIC assessment	166	283	638	854
Interchange and other card expense	334	304	927	864
Bond and D&O insurance	132	147	395	438
Net (gains) losses on repossessed and foreclosed properties	115	(160)	409	260
Administration and disposition of problem assets	210	393	787	1,053
Outside services	412	350	1,171	1,083
Other noninterest expense	896	883	2,772	2,721
Total noninterest expense	$11,273	$11,254	$34,294	$34,338

Noninterest expense had minimal change for the three and nine month periods ended September 30, 2016 compared to the same periods of 2015 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased slightly in the third quarter of 2016 from the third quarter of 2015. This increase is largely due to an increase in salary expense for full-time employees, partially offset by a lower level of costs associated with medical insurance, which were down $75,000 compared to the third quarter of 2015.  We had 337 full-time equivalent employees at September 30, 2016 compared to 347 at September 30, 2015.

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

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Legal and professional – nonperforming assets	$28	$82	$127	$217
Repossessed and foreclosed property administration	182	311	660	836
Net (gains) losses on repossessed and foreclosed properties	115	(160)	409	260
Total	$325	$233	$1,196	$1,313

Overall costs associated with nonperforming assets have been driven by valuation writedowns and losses on sales of individual properties.  We are encouraged that the overall holding costs continue to decline as we continue to decrease the level of our other real estate owned.  Other real estate owned decreased from $25.7 million at September 30, 2015 to $13.1 million at September 30, 2016.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

Total nonperforming asset expense increased $92,000 in the third quarter of 2016 as a result of an increase of $275,000 in net losses on repossessed and foreclosed properties, primarily due to a write-down on our largest other real estate owned property in the third quarter of 2016.

Index
Total nonperforming asset expense for the nine month period ended September 30, 2016, decreased $117,000 from the same period in 2015.  This decrease was primarily due to a lower level of carrying costs of other real estate properties, such as property taxes, offset by a higher level of writedowns in the first nine months of 2016.  In the first nine months of 2016 writedowns totaled $774,000, compared to $496,000 in the first nine months of 2016.  Legal and property administration costs decreased $266,000 in the first nine months of 2016.  Also positively affecting nonperforming asset expenses was an increase of $128,000 in net gains on sales of other real estate owned.  In the first nine months of 2016, we recognized net gains totaling $365,000 on such sales, compared to $237,000 in the same period in 2015.

Federal Income Tax Expense: We recorded $1.4 million and $4.4 million in federal income tax expense for the three month and nine periods ended September 30, 2016 compared to $1.4 million and $4.1 million, respectively, in the same periods in 2015.  The financial results for the third quarter and the first nine months of 2016 reflect federal income tax expense, at an effective tax rate of 22.67% and 27.22%, compared to 30.43% and 30.52% for the same periods in 2015. Federal income tax expense and related effective tax rate decreased in the third quarter of 2016 due to tax credits and other adjustments recognized in our 2015 federal tax return which we filed in the third quarter of 2016.  The effective tax rate also decreased for the first nine months of 2016 due to the elevated level of earnings on bank owned life insurance resulting from payment of a death benefit in the first quarter of 2016.

FINANCIAL CONDITION

Summary:  Total assets were $1.654 billion at September 30, 2016, a decrease of $76.0 million from $1.730 billion at December 31, 2015. This change reflected increases of $38.5 million in our loan portfolio, $24.6 million in our securities portfolio and $10.2 million in bank owned life insurance, offset by decreases of $123.7 million in cash and cash equivalents, $20.0 million in interest bearing deposits and $4.5 million in other real estate owned.  Total deposits decreased by $76.9 million and other borrowed funds decreased by $20.7 million at September 30, 2016 compared to December 31, 2015.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $57.8 million at September 30, 2016 compared to $181.5 million at December 31, 2015. The $123.7 million decrease was primarily the result of a lower level of deposit balances at September 30, 2016 by some of our larger commercial customers and funding of loan portfolio and investment portfolio growth.

Interest-bearing Time Deposits with Other Financial Institutions: We opened a time deposit account with our primary correspondent bank totaling $20.0 million in the first quarter of 2014 which matured in February 2016.  This time deposit provided a higher interest rate than federal funds sold or other short-term investments.

Securities: Securities available for sale were $184.4 million at September 30, 2016 compared to $166.8 million at December 31, 2015. The balance at September 30, 2016 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $51.9 million at December 31, 2015 to $58.9 million at September 30, 2016.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $38.5 million in the first nine months of 2016 and were $1.24 billion at September 30, 2016 compared to $1.20 billion at December 31, 2015. During the first nine months of 2016, our commercial portfolio increased by $37.2 million, while our consumer portfolio decreased by $5.5 million and our residential mortgage portfolio increased by $6.8 million.  We have been focusing efforts to increase our consumer and residential mortgage portfolio segments to further diversify our credit risk.

The volume of residential mortgage loans originated for sale in the first nine months of 2016 was essentially the same as 2015 due to the mortgage rate environment. Residential mortgage loans originated for sale were $76.1 million in the first nine months of 2016 compared to $76.6 million in the first nine months of 2015.  Mortgage loans originated for portfolio in the first nine months of 2016 were $62.6 million, compared to $61.2 million in the first nine months of 2015.

In recent years we have been able to achieve growth in commercial loan portfolio balances.  We experienced year over year growth in these balances for the first time in many years in 2014, increasing $71.8 million from December 31, 2013 and increasing another $67.8 million in 2015.  We built on this further in the first nine months of 2016, with growth of $37.2 million, in our commercial loan portfolio.  This growth took place in our commercial and industrial portfolio, which grew by $45.8 million, offset by a decline in our commercial real estate loans, which decreased by $8.6 million in the same period.  We plan to continue measured, high quality loan portfolio growth throughout 2016.

Index
Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 75% of the total loan portfolio at September 30, 2016 and December 31, 2015. Residential mortgage and consumer loans comprised approximately 25% of total loans at September 30, 2016 and December 31, 2015.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30, 2016		December 31, 2015
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$12,784	1.0%	$10,448	0.9%
Unsecured to residential developers	4,736	0.4	7,372	0.6
Vacant and unimproved	38,417	3.1	42,881	3.6
Commercial development	380	---	559	---
Residential improved	71,903	5.8	67,922	5.7
Commercial improved	281,984	22.8	289,651	24.2
Manufacturing and industrial	89,864	7.3	89,839	7.5
Total commercial real estate	500,068	40.4	508,672	42.5
Commercial and industrial	423,102	34.2%	377,298	31.5%
Total commercial	923,170	74.6	885,970	74.0

Consumer
Residential mortgage	216,763	17.5	209,972	17.5
Unsecured	454	0.1	637	0.1
Home equity	88,295	7.2	92,716	7.7
Other secured	7,713	0.6	8,637	0.7
Total consumer	313,225	25.4	311,962	26.0
Total loans	$1,236,395	100.0%	$1,197,932	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 40% of the total loan portfolio at September 30, 2016 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans decreased $8.6 million since December 31, 2015. Our commercial and industrial loan portfolio increased by $45.8 million to $423.1 million at September 30, 2016 and represented 34% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 18% of portfolio loans at September 30, 2016 and December 31, 2015.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during the first nine months of 2016 decreased from the first nine months of 2015 as a result of interest rate conditions and our decision to increase the percentage of current production to be held in portfolio.  We are also experiencing a shift in production to financing home purchases versus refinancings.  We have not yet had to repurchase any residential mortgage loans sold to historical purchasers; however, due to market conditions many banks are being required to repurchase loans resulting from actual or alleged failure to strictly conform to the investor’s purchase criteria.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $5.5 million to $96.5 million at September 30, 2016 from $102.0 million at December 31, 2015, due primarily to a decrease in home equity loans.  Home equity loans originated just prior to the Great Recession are now maturing and many of our borrowers are paying off their loans rather than renewing them.  Many borrowers are also choosing to roll their home equity loan balances into a first mortgage loan refinancing.  The extended low interest rate period has created a very competitive environment for these types of loans, making it difficult to originate enough new volume to offset maturities and early payoffs.   These dynamics are consistent with what other financial institutions in our marketplace are experiencing.  Consumer loans comprised approximately 8% of our portfolio loans at September 30, 2016 and 9% at December 31, 2015.

Index
The following table shows our loan origination activity for portfolio loans during the first nine months of 2016 and 2015, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$5,227	2.1%	$871	$6,093	2.1%	$358
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	552	---	184	4,058	1.4	254
Commercial development	2,342	1.0	1,171	1,148	0.4	574
Residential improved	48,718	19.4	350	40,324	13.9	233
Commercial improved	29,632	11.8	988	35,617	12.3	685
Manufacturing and industrial	11,457	4.6	955	29,128	10.0	1,214
Total commercial real estate	97,928	38.9	510	116,368	40.1	410
Commercial and industrial	58,432	23.2	526	76,137	26.2	327
Total commercial	156,360	62.1	516	192,505	66.3	372

Consumer
Residential mortgage	62,616	24.9	204	61,193	21.1	215
Unsecured	20	---	10	68	---	6
Home equity	31,006	12.3	84	33,812	11.6	79
Other secured	1,808	0.7	17	2,832	1.0	23
Total consumer	95,450	37.9	121	97,905	33.7	115
Total loans	$251,810	100.0%	231	$290,410	100.0%	212

The following table shows a breakout of our commercial loan activity during the first nine months of 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Commercial loans originated	$156,360	$192,505
Repayments of commercial loans	(115,858)	(92,316)
Change in undistributed - available credit	(3,302)	(36,311)
Net increase/(decrease) in total commercial loans	$37,200	$63,878

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2016, nonperforming assets totaled $13.3 million compared to $18.3 million at December 31, 2015. Additions to other real estate owned in the first nine months of 2016 were $102,000, compared to $1.3 million in the first nine months of 2015.  At September 30, 2016, there were no loans in redemption.  Proceeds from sales of foreclosed properties were $4.2 million in the first nine months of 2016, resulting in a net realized gain on sale of $365,000.  Proceeds from sales of foreclosed properties were $3.6 million in the first nine months of 2015 resulting in a net realized gain on sale of $237,000.

Index
Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of September 30, 2016, nonperforming loans totaled $233,000, or 0.02% of total portfolio loans, compared to $756,000, or 0.06% of total portfolio loans, at December 31, 2015.

Nonperforming loans at September 30, 2016 consisted of $192,000 of commercial real estate loans secured by various types of non-residential real estate, $9,000 of commercial and industrial loans, and $32,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $13.1 million at September 30, 2016 and $17.6 million at December 31, 2015. Of this balance at September 30, 2016, there were 39 commercial real estate properties totaling approximately $12.8 million. The remaining balance was comprised of six residential properties totaling approximately $326,000.  One commercial real estate property comprised 26% of total other real estate owned at September 30, 2016.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At September 30, 2016, our foreclosed asset portfolio had a weighted average age held in portfolio of 5.21 years. Below is a breakout of our foreclosed asset portfolio at September 30, 2016 and December 31, 2015 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	September 30, 2016			December 31, 2015
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value at Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$136	---%	20.3%	$736	---%	13.2%
Residential Lot	200	48.5	66.9	277	34.0	59.4
Multi-Family	---	---	---	---	---	---
Vacant Land	3,846	44.6	55.8	3,887	44.0	55.4
Residential Development	2,774	34.4	72.7	3,859	28.7	68.7
Commercial Office	385	46.9	62.8	1,002	25.4	44.1
Commercial Industrial	---	---	---	---	---	---
Commercial Improved	5,769	48.7	51.2	7,811	40.1	44.1
	$13,110	44.6	59.7	$17,572	37.0	54.2

Index
The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2016	December 31, 2015
Nonaccrual loans	$233	$739
Loans 90 days or more delinquent and still accruing	---	17
Total nonperforming loans (NPLs)	233	756
Foreclosed assets	13,110	17,572
Repossessed assets	---	---
Total nonperforming assets (NPAs)	13,343	18,328

NPLs to total loans	0.02%	0.06%
NPAs to total assets	0.81%	1.06%

The following table shows the composition and amount of our troubled debt restructurings (“TDRs”) at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$18,253	$12,618	$30,871	$24,932	$13,543	$38,475
Nonperforming TDRs (1)	152	8	160	550	27	577
Total TDRs	$18,405	$12,626	$31,031	$25,482	$13,570	$39,052

(1)	Included in nonperforming asset table above

We had a total of $31.0 million and $39.1 million of loans whose terms have been modified in TDRs as of September 30, 2016 and December 31, 2015, respectively.  Approximately half of the decrease in our TDRs is attributable to seasonal paydowns on an agricultural credit.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

Allowance for loan losses: The allowance for loan losses at September 30, 2016 was $16.8 million compared to $17.1 million at December 31, 2015.  The balance of the allowance for loan losses represented 1.36% of total portfolio loans at September 30, 2016 compared to 1.43% of total portfolio loans at December 31, 2015.  The allowance for loan losses to nonperforming loan coverage ratio increased from 2259.39% at December 31, 2015 to 7230.47% at September 30, 2016.

Index
The table below shows the changes in these metrics over the past five quarters (dollars in millions):

	Quarter Ended September 30, 2016	Quarter Ended June 30, 2016	Quarter Ended March 31, 2016	Quarter Ended December 31, 2015	Quarter Ended September 30, 2015
Commercial loans	$923.2	$894.4	$905.3	$886.0	$882.1
Nonperforming loans	0.2	0.3	0.4	0.8	4.2
Other real estate owned and repo assets	13.1	14.1	16.2	17.6	25.7
Total nonperforming assets	13.3	14.4	16.6	18.3	29.9
Net charge-offs (recoveries)	(0.1)	(0.6)	(0.1)	(1.6)	(0.3)
Total delinquencies	0.3	1.0	0.8	1.4	2.9

Nonperforming loans continually declined since the first quarter of 2010 to $233,000 at September 30, 2016.  As discussed earlier, we have had net loan recoveries in several quarters over the last three years and in each of the last seven quarters.  Our total delinquencies have continued to stabilize and were $345,000 at September 30, 2016 and $1.4 million at December 31, 2015.  Our delinquency percentage at September 30, 2016 was 0.03%, and was well below the average level of the Bank’s peers.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $234,000 in the first nine months of 2016.  We recorded a negative provision for loan losses of $1.1 million for the nine months ended September 30, 2016 compared to a negative $1.75 million for the same period of 2015.  Net loan recoveries were $866,000 for the nine months ended September 30, 2016, compared to net loan recoveries of $1.0 million for the same period in 2015. The ratio of net recoveries to average loans was (0.10%) on an annualized basis for the first nine months of 2016, compared to (0.12%) for the first nine months of 2015.

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

Overall, impaired loans decreased $8.0 million to $30.8 million at September 30, 2016 from $38.8 million at December 31, 2015.  The specific allowance for impaired loans decreased $205,000 to $1.73 million, compared to $1.94 million at December 31, 2015.  The specific allowance for impaired loans represented 5.6% of total impaired loans at September 30, 2016 and 5.0% at December 31, 2015.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past two years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36 and 48 month periods. Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.2 million at both September 30, 2016 and December 31, 2015.  This resulted in a general reserve percentage allocated at September 30, 2016 of 1.34% of commercial loans, a slight decrease from 1.41% at December 31, 2015.  The qualitative component of our allowance allocated to commercial loans was $12.2 million at September 30, 2016 and December 31, 2015.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.9 million at September 30, 2016 and December 31, 2015.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $50.2 million at September 30, 2016, down $1.3 million from $51.5 million at December 31, 2015 as depreciation more than offset capital additions of current facilities and equipment during the first nine months of 2016.

Bank owned life insurance (BOLI):  The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value.  During the third quarter of 2016, the Bank purchased an additional $10.0 million in such policies, bringing the total balance to $39.1 million at September 30, 2016 compared to $28.9 million at December 31, 2015.

Deposits and Other Borrowings: Total deposits decreased $76.9 million to $1.36 billion at September 30, 2016, as compared to $1.44 billion at December 31, 2015.  Non-interest checking account balances decreased $21.9 million during the first nine months of 2016.  Interest bearing demand account balances decreased $65.0 million and savings and money market account balances increased $20.6 million in the first nine months of 2016.  We decreased higher costing certificates of deposits by $10.6 million in the first nine months of 2016.  Most of the decrease in demand deposits and money market deposits in the first nine months of 2016 was due to runoff of the seasonal year end increase in deposits from many of our municipal and business customers.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our maturing branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 33% of total deposits at September 30, 2016 and December 31, 2015.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 61% of total deposits at September 30, 2016 and December 31, 2015. Time accounts as a percentage of total deposits were 6% at September 30, 2016 and December 31, 2015.

Borrowed funds totaled $125.4 million at September 30, 2016, including $84.2 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $137.4 million at December 31, 2015, including $96.2 million of FHLB advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $12.0 million in the first nine months of 2016 due an annual payment on an amortizing Federal Home Loan Bank advance and maturity of two $10 million FHLB advances in the third quarter of 2016, offset by the addition of a $10 million FHLB advance in the second quarter of 2016.

CAPITAL RESOURCES

Total shareholders' equity of $162.2 million at September 30, 2016 increased $10.2 million from $152.0 million at December 31, 2015. The increase was primarily a result of net income of $11.8 million earned in the first nine months of 2016 and an increase of $1.1 million in accumulated other comprehensive income, partially offset by the payment of $3.0 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at September 30, 2016.

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

Index
The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

	September 30, 2016	June 30, 2016	March 31, 2016	Dec 31, 2015	September 30, 2015
Total capital to risk weighted assets	15.2%	15.2%	15.0%	14.8%	14.6%
Common Equity Tier 1 to risk weighted assets	11.3	11.1	11.1	10.8	10.5
Tier 1 capital to risk weighted assets	14.1	14.0	13.8	13.6	13.4
Tier 1 capital to average assets	12.0	11.9	11.7	11.5	11.3

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2016 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We also reduced other borrowed funds by $56.8 million in 2012, $1.8 million in 2013 and $1.9 million in 2014.  We increased other borrowed funds by $8.1 million in 2015 and decreased them by $20.7 million in the nine months ended September 30, 2016.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2016, the Bank held $25.9 million of federal funds sold and other short-term investments.  In addition, the Bank has available borrowing capacity from correspondent banks of approximately $264.5 million as of September 30, 2016.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at September 30, 2016 (dollars in thousands):

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		45,085		28,412		3,080	15
Other borrowed funds		2,055		62,118		20,000	---
Operating lease obligations		237		459		184	---
Total		$47,377		$90,989		$23,264	$41,253

Index
In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At September 30, 2016, we had a total of $426.9 million in unused lines of credit, $107.0 million in unfunded loan commitments and $15.4 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In 2014, the Bank paid dividends to the Company totaling $4.1 million.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  The Company retained the remaining balance for general corporate purposes.  In 2015, the Bank paid dividends to the Company totaling $5.1 million.  In the same period, the Company paid dividends to its shareholders totaling $3.7 million.  The Company retained the remaining balance for general corporate purposes.  In the first nine months of 2016, the Bank paid dividends to the Company totaling $4.6 million.  In the same period, the Company paid dividends to its shareholders totaling $3.0 million.  The Company retained the remaining balance for general corporate purposes.

At September 30, 2016, the Bank had a retained earnings balance of $34.3 million.

During 2015 and 2014, the Company received payments from the Bank totaling $3.2 million and $4.0 million, representing the Bank’s intercompany tax liability for the 2015 and 2014 tax years, respectively in accordance with the Company’s tax allocation agreement.  During the first nine months of 2016, the Company received payments from the Bank totaling $5.5 million and made associated tax payments totaling $5.0 million.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at September 30, 2016 was $5.4 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first nine months of 2016.

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

Index
Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2016, we had gross deferred tax assets of $11.3 million, gross deferred tax liabilities of $2.9 million resulting in a net deferred tax asset of $8.4 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  With the continued positive results in the first nine months of 2016, we again concluded at September 30, 2016 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2016 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$216,235	(2.83)%	$48,872	1.00%
Interest rates up 100 basis points	220,030	(0.86)	48,625	0.49
No change	221,686	---	48,388	---
Interest rates down 100 basis points	207,364	(7.44)	47,185	(2.49)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2016, the end of the period covered by this report.

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

The following table provides information regarding the Company’s purchase of its own common stock during the third quarter of 2016.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share

Period
July 1 – July 31, 2016
Employee Transactions	---	$	---
August 1 – August 31, 2016
Employee Transactions	---		---
September 1 – September 30, 2016
Employee Transactions	1,549		7.70
Total for Third Quarter ended September 30, 2016
Employee Transactions	1,549		$7.70

Item 6. Exhibits.

3.1	Restated Articles of Incorporation.
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

Dated: October 27, 2016