Form 10-K
period 2016-12-31
MACATAWA BANK CORP
filed 2017-02-16
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2016, was $233,288,000 based on the closing sale price of $7.42 as reported on the Nasdaq Stock Market.  There were 33,940,788 outstanding shares of the Company's common stock as of February 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2017 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, future levels of earning assets, statements related to stabilization of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future FDIC assessment levels, future net interest margin levels, building and improving our investment portfolio, diversifying our credit risk, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, future balances of short-term investments, future loan demand and loan growth, future levels of mortgage banking revenue and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

At December 31, 2016, we had total assets of $1.74 billion, total loans of $1.28 billion, total deposits of $1.45 billion and shareholders' equity of $162.2 million.  We recognized net income of $16.0 million in 2016 compared to net income of $12.8 million in 2015. Earnings in 2016 and 2015 improved over their respective previous years through growth in total revenue, primarily net interest income, while holding noninterest expenses flat.  As of December 31, 2016, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2016.

During 2013, the Company improved its capital structure by prepaying and redeeming its $1.7 million of 11% unsecured subordinated debt, resuming interest payments on its trust preferred securities and completing an exchange of all of the Company’s Series A and Series B Preferred Stock for Company common stock and cash, at the election of the holder.  Each of these transactions are discussed in detail in Item 7.

This paved the way for the Company to resume payment of quarterly cash dividends to common shareholders.  Beginning with the first quarter of 2014, the Company paid a cash dividend of $0.02 per share in each quarter of 2014, after a hiatus of over five years.  In the second quarter of 2015, the Company increased this cash dividend by 50%, to $0.03 per share and continued to pay at this level for the third and fourth quarters of 2015 and for each quarter in 2016.

Over the past several years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(dollars in thousands)	December 31,
	2016	2015	2014	2013	2012
Nonperforming loans	$300	$756	$8,426	$12,335	$16,003
Other repossessed assets	---	---	38	40	6
Other real estate owned	12,253	17,572	28,242	36,796	51,582
Total nonperforming assets	$12,553	$18,328	$36,706	$49,171	$67,591

Total delinquencies 30 days or greater past due	$1,447	$1,371	$2,841	$5,520	$7,887

Earnings in recent years have been impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $1.3 million, $3.0 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Going forward, as further reductions in nonperforming assets are accomplished, we expect the costs associated with these assets to continue to decline thereby allowing for improved earnings in future periods.

Our earnings in 2016, 2015 and 2014 were favorably impacted by a negative provision for loan losses of $1.35 million, $3.5 million and $3.35 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2015 was primarily a result of the reversal of a portion of a specific reserve on an individual credit that was upgraded to accruing status in the fourth quarter of 2015 as well as net loan recoveries for the year.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.

The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

(dollars in thousands)	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Provision for loan losses	$(1,350)	$(3,500)	$(3,350)	$(4,250)	$(7,100)
Net charge-offs (recoveries)	(1,231)	(1,619)	(1,514)	(1,309)	802
Net charge-offs (recoveries) to average loans	(0.10)%	(0.14)%	(0.14)%	(0.13)%	0.08%
Nonperforming loans to total loans	0.02%	0.06%	0.75%	1.18%	1.52%
Loans transferred to ORE to average loans	0.03%	0.22%	0.47%	0.34%	0.88%
Performing troubled debt restructurings ("TDRs") to average loans	2.45%	3.34%	4.47%	5.61%	6.24%

Economic conditions in our market areas of Grand Rapids and Holland have improved during the past several years.  The state’s unemployment rate at the end of 2016 was 4.5%.  The Grand Rapids and Holland area unemployment rate was 3.1% at the end of 2016.  Residential housing values and commercial real estate property values decreased significantly during the recession, but have stabilized and shown signs of improvement, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area is improving.  In the Grand Rapids market during 2016, there were 65% more living unit starts than in 2015. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 27% more living unit starts in 2016 than in 2015.  These improvements are on top of improved results in 2015 over 2014.  Also, these markets are now also seeing significant activity in duplex, condominium and apartment starts after years of virtually no activity.

Beginning in 2014, with our improved financial condition, and earnings growth, our primary focus was on high quality loan portfolio growth.  We experienced strong commercial loan growth in the fourth quarter of 2014 and throughout 2015 and 2016. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased from $274.1 million at December 31, 2013 to $327.7 million at December 31, 2014, $377.3 million at December 31, 2015 and $449.3 million at December 31, 2016.  Commercial real estate loans have increased from $472.3 million at December 31, 2013 to $490.5 million at December 31, 2014, $508.7 million at December 31, 2015 and $518.0 million at December 31, 2016.  Consumer loans have increased from $295.9 million at December 31, 2013 to $300.3 million at December 31, 2014, $312.0 million at December 31, 2015 and $313.5 million at December 31, 2016.  We believe we are positioned for continued growth in 2017.

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

This portfolio can be affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building.  During the past several years, we made a significant effort to reduce exposure to residential land development and other construction and development loans.

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

Residential Mortgage Loans.  We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates.  Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.  For 2016, we retained loans representing 43% of the total dollar volume originated, compared to 46% in 2015.

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

(Dollars in thousands)	December 31
	2016		2015		2014		2013		2012
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$64,968	5%	$90,039	8%	$77,564	7%	$86,413	8%	$89,631	9%
Real estate - mortgage	453,013	35	418,633	35	412,967	37	385,927	37	413,328	39
Commercial and industrial	449,342	35	377,298	31	327,674	29	274,099	27	259,700	25
Total commercial	967,323	75	885,970	74	818,205	73	746,439	72	762,659	73
Residential mortgage	217,614	17	209,972	18	190,249	17	188,648	18	182,625	17
Consumer	95,875	8	101,990	8	110,029	10	107,290	10	107,064	10
Total loans	1,280,812	100%	1,197,932	100%	1,118,483	100%	1,042,377	100%	1,052,348	100%
Less: allowance for loan losses	(16,962)		(17,081)		(18,962)		(20,798)		(23,739)
Total loans receivable, net	$1,263,850		$1,180,851		$1,099,521		$1,021,579		$1,028,609

(1)	Consists of construction and development loans.

At December 31, 2016, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2016 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$29,136	$20,307	$15,525	$64,968
Real estate - mortgage	65,687	299,526	87,800	453,013
Commercial and industrial	250,670	164,317	34,355	449,342
Total Commercial	345,493	484,150	137,680	967,323
Residential mortgage	329	1,124	216,161	217,614
Consumer	5,025	27,668	63,182	95,875
Total Loans	$350,847	$512,942	$417,023	$1,280,812

	Maturing or Repricing
Loans above:
With predetermined interest rates	$94,170	$370,666	$117,637	$582,473
With floating or adjustable rates	594,202	52,493	51,344	698,039
Total (excluding nonaccrual loans)	$688,372	$423,159	$168,981	1,280,512
Nonaccrual loans				300
Total Loans				$1,280,812

(1)	Consists of construction and development loans.

Nonperforming Assets

Interest income totaling $1.5 million was recorded in 2016 on loans that were on a non-accrual status or classified as restructured as of December 31, 2016.  Additional interest income of $374,000 would have been recorded during 2016 on these loans had they been current in accordance with their original terms.  More information about the levels of nonperforming loan balances in 2012 through 2016 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2016 that were classified as substandard or worse per our internal risk rating system that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."  At December 31, 2016, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

A summary of our loan balances at the end of 2012 through 2016 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of 2012 through 2016 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  We had no brokered deposits or repo borrowings at December 31, 2016 or 2015.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid.

(Dollars in thousands)	December 31
	2016		2015		2014		2013		2012
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$445,046	---%	$395,814	---%	$359,384	---%	$317,332	---%	$323,368	---%
Interest bearing demand	321,825	0.1	339,698	0.1	274,100	0.1	272,689	0.1	225,250	0.2
Savings and money market accounts	521,857	0.2	487,087	0.2	449,623	0.2	472,920	0.4	420,553	0.5
Time	84,170	0.6	106,746	0.9	138,300	1.0	171,657	0.9	254,796	1.3
Total deposits	$1,372,898	0.1%	$1,329,345	0.2%	$1,221,407	0.2%	$1,234,598	0.3%	$1,223,967	0.5%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2016 (dollars in thousands).

Three months or less	$6,341
Over 3 months through 6 months	4,078
Over 6 months through 1 year	7,604
Over 1 year	11,021
$29,044

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

The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	December 31,
	2016	2015	2014	2013	2012
U.S. Treasury and federal agency securities	$84,350	$74,392	$67,164	$54,439	$42,564
U.S. Agency MBS and CMOs	11,817	13,755	16,688	19,365	23,761
Tax-exempt state and municipal bonds	108,565	85,454	69,046	46,097	25,093
Taxable state and municipal bonds	33,883	28,763	25,293	26,328	27,296
Corporate bonds	13,726	14,813	13,766	11,212	7,526
Other equity securities	1,470	1,494	1,502	1,466	1,557
Total	$253,811	$218,671	$193,459	$158,907	$127,797

At December 31, 2016, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2016, we had no investment in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2016.

(Dollars in thousands)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years			No Contractual Maturity
	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount		Average Yield	Amount		Average Yield
U.S. Treasury and federal agency securities	$6,484	1.22%	$60,805	1.41%	$17,062	1.79%	$	---	---%	$	---	---%
U.S. Agency MBS and CMOs	---	---	---	---	1,115	2.48		10,702	2.05		---	---
Tax-exempt state and municipal bonds (1)	25,247	1.23	9,522	2.80	68,551	2.83		5,245	3.54		---	---
Taxable state and municipal bonds	3,872	3.31	21,377	2.15	7,452	2.18		1,181	2.25		---	---
Corporate bonds	5,929	1.39	7,797	1.82	---	---		---	---		---	---
Other equity securities	---	---	---	---	---	---		---	---		1,470	2.23
Total (1)	$41,532	1.44%	$99,501	1.73%	$94,180	2.58%		$17,128	2.37%		$1,470	2.23%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We offer trust services to further provide for the financial needs of our customers.  As of December 31, 2016, the Trust Department managed assets of approximately $649.2 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2016, personal trust assets under management totaled approximately $395.2 million.  Our retirement plan services encompass all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2016, retirement plan assets under management totaled approximately $254.0 million.

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

Employees

As of December 31, 2016, we had 342 full-time equivalent employees consisting of 292 full-time and 82 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

SUPERVISION AND REGULATION

The following is a summary of statutes and regulations affecting Macatawa Bank Corporation and Macatawa Bank.  A change in applicable laws or regulations may have a material effect on us and our business.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the State of Michigan’s Department of Financial and Insurance Services (“DIFS”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

The merger or consolidation of the Bank with another bank, or the acquisition by the Bank of assets of another bank, or the assumption of liability by the Bank to pay any deposits of another bank, will require the prior written approval of the responsible federal depository institution regulatory agency under the Bank Merger Act.  In addition, in certain such cases, an application to, and the prior approval of, the Federal Reserve Board under the BHCA or the DIFS under the Michigan Banking Code, may be required.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 3 basis points in 2017.

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

As of December 31, 2016, the Bank was categorized as “well capitalized”.  Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions.  These guidelines establish standards for, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

Consumer Protection Laws.  The Bank's business includes making a variety of types of loans to individuals. In making these loans, we are subject to state usury and regulatory laws and to various federal laws and regulations, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Servicemembers Civil Relief Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

Anti-Money Laundering and OFAC Regulation.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing.  The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money or terrorist funds.  Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, performing comprehensive risk assessments, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive independent audit of BSA compliance activities.

The USA PATRIOT Act of 2001 ("Patriot Act") significantly expanded the anti-money laundering ("AML") and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including "Know Your Customer" and "Enhanced Due Diligence" practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The FDIC continues to issue regulations and additional guidance with respect to the application and requirements of BSA and AML.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"), these are typically known as the "OFAC" rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "United States persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction (including property in the possession or control of United States persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution and result in material fines and sanctions.

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

Michigan law permits both U.S. and non-U.S. banks to establish branch offices in Michigan.  The Michigan Banking Code permits, in appropriate circumstances and with the approval of the DIFS, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.  A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

ITEM 1A:	Risk Factors.

Risks related to the our Business

Earnings in recent years were supported, in part, by negative provisions for loan losses and non-recurring events, which will not necessarily be available in future years.

We were profitable in years 2012 through 2016. Earnings in these years were supported, in part, by negative provisions for loan losses and non-recurring events.  We have recorded negative provisions for loan losses of $1.35 million, $3.5 million, $3.35 million, $4.3 million and $7.1 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Earnings in 2012 were significantly impacted by the reversal of an $18.9 million valuation allowance on our deferred tax assets, the receipt of a large prepayment fee of $2.8 million, and large recoveries of previously charged-off loans.  We do not expect a similar level of negative provisions for loan losses in 2017, and non-recurring events with similar levels of positive impact on earnings are not likely to occur in 2017.

Our elevated level of nonperforming assets and other problem loans could continue to have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $12.6 million at December 31, 2016.  These elevated levels could continue to negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2016, we had approximately  $518.0 million of commercial real estate loans outstanding, which represented approximately 40% of our loan portfolio.  As of that same date, we had approximately $305.7 million in residential real estate loans outstanding, or approximately 24% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $967.3 million at December 31, 2016, comprising approximately 75% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $26.0 million, $30.1 million, $29.8 million, $35.2 million and $48.9 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively. While improving, we expect the home builder market to continue to be soft and anticipate continued pressure on the home builder segment. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

We may face pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios.  In response to the financial crisis, purchasers of residential mortgage loans, such as government sponsored entities, have increased their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria.  As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

For the five-year period ended December 31, 2016, the Company has sold an aggregate of $537.2 million of residential mortgage loans on the secondary market.  During the year ended December 31, 2016, the Company settled claims on loans having an aggregate of $857,000 in principal amount for loans originated and sold during 2006 through 2008, realizing a nominal loss.  This settlement closes all potential claims related to loans sold to Countrywide Mortgage.  As of December 31, 2016, the Company had no other repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2016.

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

For the last several years and through November 2015, the Federal Open Market Committee (“FOMC”) kept the target federal funds between 0% and 0.25%.  In December 2015, the FOMC increased the target federal funds rate by 25 basis points, representing the first increase in nearly a decade.  In December 2016, the FOMC increased the target federal funds by another 25 basis points.  Based on comments made by the FOMC, we expect gradual increases during 2017, but the overall low interest rate environment is expected to continue in 2017.  The extended low interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

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

The banking industry is heavily regulated under both federal and state law.  These regulations are primarily intended to protect customers and the Deposit Insurance Fund, not our creditors or shareholders.  We are subject to extensive regulation by the Federal Reserve, the FDIC and the DIFS, in addition to other regulatory and self-regulatory organizations.  Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels.  Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of such changes, which could have a material adverse effect on our profitability or financial condition.

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

At December 31, 2016, our gross deferred tax asset was $11.3 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 16, 2017, were as follows:

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2016 and 2015 are set forth in the table below.

	2016			2015
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$6.24	$5.43	$0.03	$6.10	$5.10	$0.02
Second Quarter	7.38	6.29	0.03	5.57	5.04	0.03
Third Quarter	8.08	7.25	0.03	5.35	5.05	0.03
Fourth Quarter	10.57	7.83	0.03	5.49	5.19	0.03

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 16, 2017, there were approximately 657 owners of record and approximately 5.442 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the SNL Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2011 at the initial price of $2.28 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Macatawa Bank Corporation	100.00	126.75	219.30	242.36	275.20	481.56
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2016.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share

Period
October 1 - October 31, 2016
Employee Transactions	---	---
November 1 - November 30, 2016
Employee Transactions	25,977	$9.18
December 1 - December 31, 2016
Employee Transactions	---	---
Total for Fourth Quarter ended December 31, 2016
Employee Transactions	25,977	$9.18

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this report.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Financial Condition
Total assets	$1,741,013	$1,729,643	$1,583,846	$1,517,405	$1,560,718
Securities	253,811	218,671	193,459	158,907	127,797
Loans	1,280,812	1,197,932	1,118,483	1,042,377	1,052,348
Deposits	1,448,724	1,435,512	1,306,325	1,249,734	1,286,261
Long-term debt	41,238	41,238	41,238	41,238	42,888
Other borrowed funds	84,173	96,169	88,107	89,991	91,822
Shareholders' equity	162,239	151,977	142,519	132,522	130,507
Share Information*
Basic earnings (loss) per common share	$0.47	$0.38	$0.31	$(0.29)	$1.31
Diluted earnings (loss) per common share	0.47	0.38	0.31	(0.29)	1.31
Book value per common share	4.78	4.48	4.21	3.92	3.59
Tangible book value per common share	4.78	4.48	4.21	3.92	3.59
Dividends per common share	0.12	0.11	0.08	---	---
Dividend payout ratio	25.53%	28.95%	25.81%	---%	---%
Average dilutive common shares outstanding	33,922,548	33,891,429	33,803,030	27,161,888	27,086,792
Common shares outstanding at period end	33,940,788	33,925,113	33,866,789	33,801,097	27,203,825
Operations
Interest income	$52,499	$49,386	$46,988	$48,620	$57,276
Interest expense	4,959	5,306	5,596	7,337	9,814
Net interest income	47,540	44,080	41,392	41,283	47,462
Provision for loan losses	(1,350)	(3,500)	(3,350)	(4,250)	(7,100)
Net interest income after provision for loan losses	48,890	47,580	44,742	45,533	54,562
Total noninterest income	19,074	17,793	16,214	16,141	15,628
Total noninterest expense	45,782	46,953	45,910	47,855	53,283
Income before income tax	22,182	18,420	15,046	13,819	16,907
Federal income tax (benefit)	6,231	5,626	4,573	4,270	(18,583)
Net income	15,951	12,794	10,473	9,549	35,490
Dividend declared on preferred shares**	---	---	---	(17,575)	---
Net income (loss) attributable to common shares	15,951	12,794	10,473	(8,026)	35,490
Performance Ratios
Return on average equity	10.06%	8.68%	7.58%	7.11%	34.39%
Return on average assets	0.95	0.79	0.70	0.63	2.37
Yield on average interest-earning assets	3.42	3.36	3.48	3.58	4.21
Cost on average interest-bearing liabilities	0.46	0.49	0.56	0.69	0.92
Average net interest spread	2.96	2.87	2.92	2.89	3.29
Average net interest margin	3.11	3.01	3.07	3.05	3.49
Efficiency ratio	68.73	75.89	79.70	83.34	84.46
Capital Ratios
Period-end equity to total assets	9.32%	8.79%	9.00%	8.73%	8.36%
Average equity to average assets	9.47	9.10	9.25	8.90	6.89
Total risk-based capital ratio (consolidated)	14.88	14.80	15.55	15.69	14.98
Credit Quality Ratios
Allowance for loan losses to total loans	1.32%	1.43%	1.70%	2.00%	2.26%
Nonperforming assets to total assets	0.72	1.06	2.32	3.24	4.33
Net charge-offs to average loans	(0.10)	(0.14)	(0.14)	(0.13)	0.08

*Retroactively adjusted to reflect the effect of all stock splits and dividends
**2013 reflects effect of induced exchange of preferred stock to common stock

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

At December 31, 2016, we had total assets of $1.74 billion, total loans of $1.28 billion, total deposits of $1.45 billion and shareholders' equity of $162.2 million.  We recognized net income of $16.0 million in 2016 compared to net income of $12.8 million in 2015.  Earnings in 2016 and 2015 improved over their respective previous years through growth in total revenue, primarily net interest income, while holding noninterest expenses flat.  As of December 31, 2016, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2016.

During 2013, the Company improved its capital structure by prepaying and redeeming its $1.7 million of 11% unsecured subordinated debt, resuming interest payments on its trust preferred securities and completing an exchange of all of the Company’s Series A and Series B Preferred Stock for Company common stock and cash, at the election of the holder.  Each of these transactions are discussed in detail in Item 7.

Beginning with the first quarter of 2014, the Company paid a cash dividend of $0.02 per share in each quarter of 2014, after a hiatus of over five years.  In the second quarter of 2015, the Company increased this cash dividend by 50%, to $0.03 per share and continued to pay at this level for the third and fourth quarters of 2015 and for each quarter in 2016.

Over the past several years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Nonperforming loans	$300	$756	$8,426	$12,335	$16,003
Other repossessed assets	---	---	38	40	6
Other real estate owned	12,253	17,572	28,242	36,796	51,582
Total nonperforming assets	$12,553	$18,328	$36,706	$49,171	$67,591

Total loan delinquencies 30 days or greater past due	$1,447	$1,371	$2,841	$5,520	$7,887

Earnings in recent years have been impacted by high costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $1.3 million, $3.0 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Going forward, as further reductions in nonperforming assets are accomplished, we expect the costs associated with these assets to continue to decline thereby allowing for improved earnings in future periods.

Our earnings in 2016, 2015 and 2014 were favorably impacted by negative provision for loan losses of $1.35 million, $3.5 million and $3.35 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2015 was the result of the reversal of a portion of a specific reserve on an individual credit that was upgraded to accruing status in the fourth quarter of 2015 as well as the net loan recoveries for the year.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.

We had our fourth consecutive full year of net recoveries in 2016.  The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the year ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Provision for loan losses	$(1,350)	$(3,500)	$(3,350)	$(4,250)	$(7,100)
Net charge-offs (recoveries)	(1,231)	(1,619)	(1,514)	(1,309)	802
Net charge-offs to average loans	(0.10)%	(0.14)%	(0.14)%	(0.13)%	0.08%
Nonperforming loans to total loans	0.02%	0.06%	0.75%	1.18%	1.52%
Loans transferred to ORE to average loans	0.03%	0.22%	0.47%	0.34%	0.88%
Performing troubled debt restructurings to average loans	2.45%	3.34%	4.47%	5.61%	6.24%

Economic conditions in our market areas of Grand Rapids and Holland have improved during the past several years.  The state’s unemployment rate at the end of 2016 was 4.5%.  The Grand Rapids and Holland area unemployment rate was 3.1% at the end of 2016.  Residential housing values and commercial real estate property values have shown signs of improvement, with some of our newer appraisals tending to reflect values at or above prior year values.

It also appears that the housing market in our primary market area is improving.  In the Grand Rapids market during 2016, there were 65% more living unit starts than in 2015. Similarly, in the Holland-Grand Haven/Lakeshore region, there were 27% more living unit starts in 2016 than in 2015.  These improvements are on top of improved results in 2015 over 2014.  Also, these markets are now also seeing significant activity in duplex, condominium and apartment starts after years of virtually no activity.

Beginning in 2014, with our improved financial condition, and earnings growth, our primary focus was on high quality loan portfolio growth.  We experienced strong commercial loan growth in the fourth quarter of 2014 and throughout 2015 and 2016. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased from $274.1 million at December 31, 2013 to $327.7 million at December 31, 2014, $377.3 million at December 31, 2015 and $449.3 million at December 31, 2016.  Commercial real estate loans have increased from $472.3 million at December 31, 2013 to $490.5 million at December 31, 2014, $508.7 million at December 31, 2015 and $518.0 million at December 31, 2016.  Consumer loans have increased from $295.9 million at December 31, 2013 to $300.3 million at December 31, 2014, $312.0 million at December 31, 2015 and $313.5 million at December 31, 2016.  We believe we are positioned for continued growth in 2017.

RESULTS OF OPERATIONS

Summary: Net income was $16.0 million ($22.2 million on a pretax basis) for 2016, compared to $12.8 million ($18.4 million on a pretax basis) and $10.5 million ($15.0 million on a pretax basis) for 2014.  Earnings per common share on a diluted basis was $0.47 for 2016, $0.38 for 2015 and $0.31 for 2014.

Generally, the improvement in Company earnings was the result of growth in revenue while expenses have been held flat.  The increase in earnings in 2016 compared to 2015 and 2014 was due primarily to increased net interest income and noninterest income, along with a reduction in noninterest expense.  Net interest income increased to $47.5 million in 2016 compared to $44.1 million in 2015 and $41.4 million in 2014.  We realized a higher level of income from gains on sales of residential mortgages in 2016 and 2015 compared to 2014 due to the extended low interest rate environment.  Total noninterest expense was $45.8 million in 2016 compared to $47.0 million in 2015 and $45.9 million in 2014.

Earnings in each period were positively impacted by negative provisions for loan losses ($1.35 million in 2016, $3.5 million in 2015 and $3.35 million in 2014).  These negative provisions resulted from reduced levels of nonperforming loans, improved asset quality and net loan recoveries realized in each of these periods.  These items are discussed more fully below.

We continued our improvement in nonperforming asset expenses in 2016.  Costs associated with nonperforming assets were $1.3 million in 2016, compared to $3.0 million in 2015 and $3.1 million in 2014.  Lost interest from nonperforming assets decreased to approximately $572,000 for 2016, compared to $1.4 million for 2015 and $1.9 million for 2014.  Each of these items are discussed more fully below.

Net Interest Income: Net interest income totaled $47.5 million during 2016, compared to $44.1 million during 2015 and $41.4 million in 2014.

The increase in net interest income during 2016 compared to 2015 marked our second consecutive year with an increase in net interest income, following several years of declining net interest income.  This increase was primarily due to an increase in average earning assets of $63.9 million from $1.48 billion in 2015 to $1.55 billion in 2016.  Average yield on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent basis.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") increased by 10 basis points compared to 2015.

The increase in net interest income during 2015 compared to 2014 was due to an increase in average earning assets of $129.4 million from $1.35 billion in 2014 to $1.48 billion in 2015. Our net interest margin decreased by 6 basis points in 2015 compared to 2014.

The yield on earning assets increased 6 basis points from 3.36% for 2015 to 3.42% for 2016 and decreased 12 basis points from 3.48% for 2014 to 3.36% for 2015.  The increase from 2015 to 2016 was generally due to increases in average balances of loans and securities along with a reduction in average balances in low-yielding short-term investments as we deployed our excess liquidity. These were also positively impacted by the 25 basis point increase in the federal funds rate at the end of 2015.  The decreases in 2015 compared to 2014 were due to decreases in the yield on our commercial, residential and consumer loan portfolios, which repriced downward in the generally lower rate environment during those years.  Our margin in recent years has been negatively impacted by our decision to hold significant balances in liquid and short-term investments in the past three years.  In 2014 through 2016, we began to see the positive impact on our net interest margin from deploying some of these balances into higher yielding assets, including investment securities and portfolio loans.  Also, the Federal Reserve Board increased the target federal funds rate by 25 basis points in December 2015 and another 25 basis points in December 2016 and is expected to follow a systematic process of slowly increasing this target rate in 2017 and beyond.  With these developments, we expect our net interest margin to be positively impacted in 2017.

Our net interest margin for 2016 benefitted from a 3 basis point decrease in our cost of funds from 0.49% for 2015 to 0.46% for 2016. Average interest bearing liabilities decreased from $1.07 billion in 2015 to $1.06 billion in 2016.  Decreases in the rates paid on our deposit accounts in response to declining market rates and the rollover of time deposits and other borrowings at lower rates within the current rate environment caused the reduction in our cost of funds for each period.  With the recent increases in the federal funds rate, we anticipate some increase in our funding costs, but with a lesser impact than on our interest earning assets.

Net interest margin continued to be dampened by the impact of our elevated levels of nonperforming assets, particularly other real estate owned.  However, as we work to further reduce these levels, our net interest margin is expected to continue to benefit.  The estimated negative impact of these nonperforming assets on net interest margin decreased from 14 basis points in 2014 to 9 basis points in 2015 and 4 basis points in 2016.

We are encouraged by the increase in higher yielding average earning assets in 2016 and expect these balances to continue to increase in 2017, which should positively affect net interest income.

The following table shows an analysis of net interest margin for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	For the years ended December 31,
	2016			2015			2014
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$136,051	$2,322	1.71%	$123,126	$2,065	1.67%	$120,980	$2,006	1.66%
Tax-exempt securities (1)	89,442	1,819	3.25	77,418	1,557	3.26	57,445	1,161	3.16
Commercial loans (2)	906,506	35,946	3.90	845,070	33,449	3.90	751,419	31,511	4.14
Residential mortgage loans	217,776	7,647	3.51	202,845	7,305	3.60	191,922	7,045	3.67
Consumer loans	96,616	3,806	3.94	105,350	4,103	3.89	106,759	4,355	4.08
Federal Home Loan Bank stock	11,558	491	4.18	11,430	472	4.07	11,319	471	4.10
Federal funds sold and other short-term investments	90,243	468	0.51	119,036	435	0.36	115,021	439	0.38
Total interest earning assets (1)	1,548,192	52,499	3.42	1,484,275	49,386	3.36	1,354,865	46,988	3.48

Noninterest earning assets:
Cash and due from banks	26,593			25,956			26,108
Other	98,799			108,544			113,113
Total assets	$1,673,584			$1,618,775			$1,494,086

Liabilities
Deposits:
Interest bearing demand	$321,825	$293	0.09%	$339,698	$381	0.12%	$274,100	$308	0.11%
Savings and money market accounts	521,857	961	0.19	487,087	893	0.19	449,623	936	0.21
Time deposits	84,170	517	0.62	106,746	936	0.87	138,300	1,332	0.96
Borrowings:
Other borrowed funds	94,264	1,685	1.76	94,893	1,765	1.83	88,714	1,709	1.90
Long-term debt	41,238	1,503	3.59	41,238	1,331	3.18	41,238	1,311	3.14
Total interest bearing liabilities	1,063,354	4,959	0.46	1,069,662	5,306	0.49	991,975	5,596	0.56

Noninterest bearing liabilities:
Noninterest bearing demand accounts	445,046			395,814			359,384
Other noninterest bearing liabilities	6,618			5,963			4,585
Shareholders' equity	158,566			147,336			138,142
Total liabilities and shareholders' equity	$1,673,584			$1,618,775			$1,494,086

Net interest income		$47,540			$44,080			$41,392

Net interest spread (1)			2.96%			2.87%			2.92%
Net interest margin (1)			3.11%			3.01%			3.07%
Ratio of average interest earning assets to average interest bearing liabilities	145.60%			138.76%			136.58%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Loan fees of $883,000, $550,000 and $583,000 for 2016, 2015 and 2014 are included in interest income.  Includes average nonaccrual loans of approximately $372,000 million, $5.5 million and $10.3 million for 2016, 2015 and 2014.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2016 vs 2015 Increase (Decrease) Due to			2015 vs 2014 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)

Interest income
Taxable securities	$220	$37	$257	$36	$23	$59
Tax-exempt securities	244	18	262	408	(12)	396
Commercial loans	2,436	61	2,497	3,742	(1,804)	1,938
Residential mortgage loans	524	(182)	342	393	(133)	260
Consumer loans	(342)	45	(297)	(57)	(195)	(252)
Federal Home Loan Bank stock	5	14	19	5	(4)	1
Federal funds sold and other short-term investments	(120)	153	33	15	(19)	(4)
Total interest income	2,967	146	3,113	4,542	(2,144)	2,398

Interest expense
Interest bearing demand	$(19)	$(69)	$(88)	$74	$(1)	$73
Savings and money market accounts	64	4	68	74	(117)	(43)
Time deposits	(173)	(246)	(419)	(284)	(112)	(396)
Other borrowed funds	(12)	(68)	(80)	115	(59)	56
Long-term debt	---	172	172	---	20	20
Total interest expense	(140)	(207)	(347)	(21)	(269)	(290)
Net interest income	$3,107	$353	$3,460	$4,563	$(1,875)	$2,688

Provision for Loan Losses: The provision for loan losses for 2016 was a negative $1.35 million compared to a negative $3.5 million for 2015 and a negative $3.35 million for 2014. The negative provisions in each period were the result of continued realization of net recoveries in each of these years, reduction in the balances and required reserves on nonperforming loans, and stabilizing real estate values on problem credits.  Of the $3.5 million negative provision for loan losses in 2015, $2.0 million was attributable to a reduction in specific reserve on our largest individual impaired loan relationship.  This loan relationship was upgraded to accruing status in the fourth quarter of 2015 upon the sale of the company and multiple years of profitable operations and positive cash flows.  As such, with the upgrade, we changed our method of estimating the specific reserve from one based on liquidation value to one based on expected cash flow from operations.  This resulted in the $2.0 million reduction in the required reserve discussed above.  Net charge-offs were $58.0 million in 2009, $29.7 million in 2010, $11.1 million in 2011, and $802,000 in 2012, turning to net recoveries of $1.3 million in 2013, $1.5 million in 2014, $1.6 million in 2015 and $1.2 million in 2016.  Net recoveries in recent years were attributable to positive results from our aggressive collection recovery efforts.

We continue to see an increase in the quality of some credits within our loan portfolio resulting in an improved loan grade. Over the past three years, we have experienced improvements in our weighted average loan grade. Our weighted average commercial loan grade was 3.73 at December 31, 2016 reflecting improvement compared to 3.77 at December 31, 2015, 3.78 at December 31, 2014, 3.88 at December 31, 2013 and 4.01 at December 31, 2012. This loan grade improvement has also been a contributing factor to allowing for the reduction in the level of the allowance for loan losses since then.

The amounts of loan loss provision in each period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained level of net recoveries over the past three years has had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 7 of the report under the heading “Allowance for Loan Losses” below and in Item 8 of this report in Note 3 of the Consolidated Financial Statements.

Noninterest Income: Noninterest income totaled $19.1 million in 2016, compared to $17.8 million in 2015 and $16.2 million in 2014.  The components of noninterest income are shown in the table below (in thousands):

	2016	2015	2014
Service charges and fees on deposit accounts	$4,425	$4,377	$4,334
Net gains on mortgage loans	3,024	2,925	1,939
Trust fees	3,096	2,927	2,701
Gain as sales of securities	124	129	75
ATM and debit card fees	4,980	4,750	4,654
Bank owned life insurance (“BOLI”) income	977	663	678
Investment services fees	1,044	1,068	1,002
Other income	1,404	954	831
Total noninterest income	$19,074	$17,793	$16,214

Revenue from deposit services was $4.4 million in 2016, compared to $4.4 million in 2015 and $4.3 million in 2014.  The increase from 2015 to 2016 and from 2014 to 2015 was due primarily to better penetration into our business customer base in providing fee-based services.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Gain on sales of loans	$3,024	$2,925	$1,939

Real estate mortgage loans originated for sale	$103,385	$99,998	$73,516
Real estate mortgage loans sold	107,003	102,494	75,023
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	2.83%	2.85%	2.58%

As demonstrated in the table above, mortgage volume was slightly higher in 2016 compared to 2015 and was up significantly compared to 2014.  Mortgage rates increased in the second half of 2013, reducing the residential mortgage volume and thus reducing gains on mortgage loans in the latter half of 2013 and into 2014.  Volume increased again in 2015 as a result of the continued low mortgage rate environment, our focus on increasing originations from purchase activity and the addition of a couple of residential mortgage lenders in 2015.  Rates increased again in late 2016, reducing volume in the fourth quarter of 2016.  During the past two years, we have seen a shift in our mortgage production from refinance activity to purchase activity.

Trust service revenue increased $169,000 in 2016 after having increased $226,000 in 2015.   These increases were due to growth in our trust service customer base and improvements in general market conditions.

ATM and debit card processing income increased $230,000 in 2016 to $5.0 million, following an increase of $96,000 in 2015 over 2014.  These increases reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.  Our recent rollout of our uChoose Rewards program also had a positive impact on this income in 2015 and 2016.

We sold securities resulting in net gains of $124,000 in 2016, $129,000 in 2015 and $75,000 in 2014.  The sales in each year were done to reposition certain holdings in our investment portfolio in response to changes in market rates during the years.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk.

Other categories of noninterest income totaled $3.4 million in 2016, $2.7 million in 2015 and $2.5 million in 2014.  Earnings from bank owned life insurance increased by $314,000 in 2016 compared to 2015 due to a distribution of a death claim on a covered former employee, a $10 million increase in BOLI holdings late in the third quarter of 2016 and general improvement in the performance of the underlying investments.  This followed a reduction in bank owned life insurance earnings of $15,000 from 2014 to 2015, due to the performance of the underlying investments.  Investment service fees were down $24,000 in 2016 and up $66,000 in 2015. ORE rental income was $611,000 in 2016, compared to $176,000 in 2015 and $195,000 in 2014.  The year over year changes were a result of changes in rental arrangements on some of these properties.

Noninterest Expense: Noninterest expense was $45.8 million in 2016, $47.0 million in 2015 and $45.9 million in 2014.  Our noninterest expense areas reflected our active management of controllable costs to offset the high level of nonperforming assets costs.  These costs have decreased during the periods presented as well.  The components of noninterest expense are shown in the table below (in thousands):

	2016	2015	2014
Salaries and benefits	$24,867	$24,668	$23,137
Occupancy of premises	3,789	3,714	3,840
Furniture and equipment	3,256	3,237	3,190
Legal and professional	863	833	846
Marketing and promotion	1,000	951	1,056
Data processing	2,787	2,483	2,423
FDIC assessment	778	1,137	1,218
Interchange and other card expense	1,286	1,151	1,109
Bond and D&O insurance	527	584	659
Net (gains) losses on repossessed and foreclosed properties	318	1,651	999
Administration and disposition of problem assets	977	1,381	2,072
Outside services	1,639	1,469	1,597
Other noninterest expense	3,695	3,694	3,764
Total noninterest expense	$45,782	$46,953	$45,910

Salaries and benefit expense was the largest component of noninterest expense and was $24.9 million in 2016, $24.7 million in 2015 and $23.1 million in 2014.  The slight increase in 2016 was primarily due to increases in medical insurance costs exceeding the positive effect of managed attrition in staffing levels.  The increase in 2015 was primarily driven by salary and wage performance adjustments, higher commissions to mortgage loan officers due to their higher origination volumes in 2015, and an increase in medical insurance costs driven by higher claims experience in 2015.

Costs associated with nonperforming assets remained elevated, but have decreased in each of the past three years, totaling $1.3 million in 2016 compared to $3.0 million in 2015 and $3.1 million in 2014.  These costs included legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Of the $3.0 million in nonperforming asset costs in 2015, $1.1 million represented a loss on the sale of our largest individual other real estate owned property in December 2015.  This sale alone reduced the carrying value of our other real estate portfolio by $7.6 million.  Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	2016	2015	2014
Legal and professional – nonperforming assets	$152	$278	$362
Repossessed and foreclosed property administration	825	1,103	1,710
Net (gains) losses on repossessed and foreclosed properties	318	1,651	999
Total	$1,295	$3,032	$3,071

As problems loans move through the collection process, the costs associated with nonperforming assets have remained elevated, yet have decreased significantly during each of the past three years.  During 2016, we added $339,000 in other real estate and sold $5.3 million, allowing for a meaningful reduction in our year end balance.  This compares to 2015, when we added $2.5 million in other real estate and sold $11.5 million and 2014 when we added $4.9 million in other real estate and sold $12.5 million.  Looking forward to 2017, we expect this trend to continue and should see meaningful reductions in the balances of other real estate owned and the related nonperforming asset carry costs.

FDIC assessments decreased to $778,000 in 2016 compared to $1.1 million in 2015 and $1.2 million in 2014 primarily due to our assessment category and changes to the FDIC insurance assessment methodology.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Insurance costs for bond and directors and officers (“D&O”) insurance decreased from $659,000 in 2014 to $584,000 in 2015 and $527,000 in 2016.  The reductions experienced in 2015 and 2016 were a result of the improvement in our regulatory status and financial condition, which demonstrated to the insurance carriers our lower risk and resulted in a reduction in premiums charged.

Occupancy expense increased $75,000 in 2016 following a decrease of $126,000 in 2015.  Furniture and equipment expense was up $19,000 in 2016 following an increase of $47,000 in 2015 and a decrease of $34,000 in 2014.  Both occupancy and furniture and equipment expenses were stable over these years due to our continued efforts to manage facility costs.

Data processing expenses were $2.8 million in 2016, compared to $2.5 million in 2015 and $2.4 million in 2014.  The increase in these expenses in each period were due to increases in customer usage of certain e-banking channels, such as online banking, mobile banking and electronic bill pay services.

Other noninterest expenses not discussed above were $8.5 million in 2016, compared to $8.1 million in 2015 and $8.4 million in 2014. On February 10, 2015, we entered into a settlement agreement with our former Chairman and Chief Executive Officer to resolve litigation he brought against the Bank in early 2014 for payment under an employment agreement.  The settlement totaled $516,000, net of insurance proceeds, and was included in other noninterest expense in 2014.  This accounts for the higher level of other noninterest expense in 2014.

Federal Income Tax Expense:  We recorded federal income tax expense of $6.2 million in 2016, $5.6 million in 2015 and $4.6 million in 2014.  Our effective tax rate was 28% for 2016, 31% for 2015 and 30% for 2014.  Federal income tax expense and related effective tax rate decreased in the third quarter of 2016 due to tax credits and other adjustments recognized in our 2015 federal tax return which we filed in the third quarter of 2016.  The effective tax rate also decreased for 2016 due to earnings on bank owned life insurance resulting from payment of a death benefit in the first quarter of 2016.

FINANCIAL CONDITION

Summary:  Over the past several years, we focused on improving our financial condition through diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.  We experienced positive results in each of these areas. With the success in strengthening our financial condition, we also turned our focus in 2014 to achieving high quality loan portfolio growth, and have experienced this growth since then.

 Total assets were $1.741 billion at December 31, 2016, an increase of $11.4 million from $1.730 billion at December 31, 2015. This change reflected increases of $17.6 million in securities available for sale, $17.5 million in securities held to maturity, $82.9 million in our loan portfolio and $10.4 million in bank owned life insurance, partially offset by decreases of $91.2 million in cash and cash equivalents and $5.3 million in other real estate owned. Total deposits increased by $13.2 million and other borrowed funds were down by $12.0 million at December 31, 2016 compared to December 31, 2015.

Total shareholders’ equity increased by $10.3 million from December 31, 2015 to December 31, 2016.  Shareholders’ equity was increased by $16.0 million of net income in 2016, partially offset by cash dividends of $4.0 million, or $0.12 per share.  Shareholders’ equity also decreased by $1.8 million in 2016 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2016, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $89.8 million at December 31, 2016 compared to $181.5 million at December 31, 2015. This $91.7 million decrease was caused by our efforts to grow loans and investments resulting in the deployment of excess liquidity.

Interest-bearing Time Deposits with Other Financial Institutions: We opened a $20.0 million time deposit account with our primary correspondent bank in the first quarter of 2014.  This time deposit matured in February 2016.

Securities: Securities available for sale were $184.4 million at December 31, 2016 compared to $166.8 million at December 31, 2015. The balance at December 31, 2016 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $51.9 million at December 31, 2015 to $69.4 million at December 31, 2016.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $82.9 million to $1.28 billion at December 31, 2016 compared to $1.20 billion at December 31, 2015. During 2016, our commercial portfolio increased by $81.4 million, while our residential portfolio increased by $7.6 million and our consumer portfolio decreased by $6.1 million.

The volume of residential mortgage loans originated for sale in 2016 increased slightly compared to 2015 due to the mortgage rate environment and our increase in the number of residential mortgage lenders. Residential mortgage loans originated for sale were $103.4 million in 2016 compared to $100.0 million in 2015 and $73.5 million in 2014.

We experienced year over year growth in commercial loan balances for the first time in many years in 2014, increasing $71.8 million from December 31, 2013 and increasing another $67.8 million in 2015 and $81.4 million in 2016.  We plan to continue measured, high quality loan portfolio growth in 2017.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 76% of the total loan portfolio at December 31, 2016 and 74% at December 31, 2015. Residential mortgage and consumer loans comprised approximately 24% of total loans at December 31, 2016 and 26% at December 31, 2015.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2016		December 31, 2015
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$11,970	0.9%	$10,448	0.9%
Unsecured to residential developers	4,734	0.4	7,372	0.6
Vacant and unimproved	40,286	3.1	42,881	3.6
Commercial development	378	---	559	---
Residential improved	75,348	5.9	67,922	5.7
Commercial improved	289,478	22.6	289,651	24.2
Manufacturing and industrial	95,787	7.5	89,839	7.5
Total commercial real estate	517,981	40.4	508,672	42.5
Commercial and industrial	449,342	35.1	377,298	31.5
Total commercial	967,323	75.5	885,970	74.0

Consumer
Residential mortgage	217,614	17.0	209,972	17.5
Unsecured	396	---	637	0.1
Home equity	88,113	6.9	92,716	7.7
Other secured	7,366	0.6	8,637	0.7
Total consumer	313,489	24.5	311,962	26.0
Total loans	$1,280,812	100.0%	$1,197,932	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 40% of the total loan portfolio at December 31, 2016 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans increased $9.3 million since December 31, 2015. Our commercial and industrial loan portfolio increased by $72.0 million to $449.3 million at December 31, 2016 and represented 35% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 17% of portfolio loans at December 31, 2016 and 18% at December 31, 2015.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value, adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during 2016 increased slightly from 2015 as interest rates remained low throughout 2015 and 2016 and there was a shift in production to financing new home purchases versus refinancings.  During the year ended December 31, 2016, we settled claims on loans having an aggregate of $857,000 in principal amount for loans originated and sold during 2006 through 2008, realizing a nominal loss.  This settlement closes all potential claims related to loans sold to Countrywide Mortgage dating back to June 14, 1999.  As of December 31, 2016, the Company had no other repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2016.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $6.1 million to $95.9 million at December 31, 2016 from $102.0 million at December 31, 2015 primarily due to a decrease in home equity loans.  Consumer loans comprised approximately 8% of our portfolio loans at December 31, 2016 and 9% at December 31, 2015.

The following table shows our loan origination activity for portfolio loans during 2016 and 2015, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Year ended December 31, 2016			Year ended December 31, 2015
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$5,626	1.6%	$625	$6,219	1.6%	$327
Unsecured to residential developers	---	---	---	107	---	54
Vacant and unimproved	947	0.3	158	4,733	1.2	263
Commercial development	2,342	0.7	1,171	1,622	0.4	541
Residential improved	68,149	19.2	364	76,672	19.2	326
Commercial improved	45,176	12.7	1,189	45,995	11.6	648
Manufacturing and industrial	25,903	7.3	1,233	35,080	8.8	1,096
Total commercial real estate	148,143	41.8	563	170,428	42.8	448
Commercial and industrial	86,615	24.4	516	97,863	24.5	655
Total commercial	234,758	66.2	545	268,291	67.3	530

Consumer
Residential mortgage	75,847	21.4	226	82,200	20.6	217
Unsecured	14	---	7	179	---	13
Home equity	41,313	11.7	82	44,888	11.3	79
Other secured	2,464	0.7	16	3,318	0.8	20
Total consumer	119,638	33.8	96	130,585	32.7	116
Total loans	$354,396	100.0%	211	$398,876	100.0%	265

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2016, nonperforming assets totaled $12.6 million compared to $18.3 million at December 31, 2015. Additions to other real estate owned in 2016 were $339,000, compared to $2.5 million in 2015.  Based on the loans currently in their redemption period, we expect there to be few additions to other real estate owned in 2017.  Proceeds from sales of foreclosed properties were $5.3 million in 2016, resulting in a net realized gain on sale of $645,000.  Proceeds from sales of foreclosed properties were $11.5 million in 2015 resulting in a net realized loss on sale of $926,000.  We expect the level of sales of foreclosed properties in 2017 to be similar to the levels experienced in 2016.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2016, nonperforming loans totaled $300,000, or 0.04% of total portfolio loans, compared to $756,000, or 0.06% of total portfolio loans, at December 31, 2015.

There were no nonperforming loans for development or sale of 1-4 family residential properties at December 31, 2016 compared to $195,000, or 25.8% of total nonperforming loans, at December 31, 2015. The remaining balance of nonperforming loans at December 31, 2016 consisted of $183,000 of commercial real estate loans secured by various types of non-residential real estate, $36,000 of commercial and industrial loans, and $81,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $12.3 million at December 31, 2016 and $17.6 million at December 31, 2015. Of this balance at December 31, 2016, there were 34 commercial real estate properties totaling approximately $11.7 million. The remaining balance was comprised of 7 residential properties totaling approximately $564,000. One commercial real estate property comprised $3.4 million, or 28%, of total other real estate owned at December 31, 2016.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2016, our foreclosed asset portfolio had a weighted average age held in portfolio of 5.35 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2016 and 2015 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	December 31, 2016			December 31, 2015
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value at Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$136	---%	20.3%	$736	---%	13.2%
Residential Lot	438	30.1	48.0	277	34.0	59.4
Multi-Family	---	---	---	---	---	---
Vacant Land	3,096	47.2	58.3	3,887	44.0	55.4
Residential Development	2,570	36.2	74.2	3,859	28.7	68.7
Commercial Office	240	49.3	51.1	1,002	25.4	44.1
Commercial Industrial	---	---	---	---	---	---
Commercial Improved	5,773	48.7	51.2	7,811	40.1	44.1
	$12,253	45.2	60.1	$17,572	37.0	54.2

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans	$300	$739	$8,292	$12,182	$15,385
Loans 90 days or more delinquent and still accruing	---	17	134	153	618
Total nonperforming loans (NPLs)	300	756	8,426	12,335	16,003
Foreclosed assets	12,253	17,572	28,242	36,796	51,582
Repossessed assets	---	---	38	40	6
Total nonperforming assets (NPAs)	12,553	18,328	36,706	49,171	67,591

NPLs to total loans	0.02%	0.06%	0.75%	1.18%	1.52%
NPAs to total assets	0.73%	1.06%	2.32%	3.24%	4.33%

The following table shows the composition and amount of our troubled debt restructurings (“TDRs”) at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$17,786	$12,051	$29,837	$24,932	$13,543	$38,475
Nonperforming TDRs (1)	141	8	149	550	27	577
Total TDRs	$17,927	$12,059	$29,986	$25,482	$13,570	$39,052

(1)	Included in nonperforming asset table above

We had a total of $30.0 million and $39.1 million of loans whose terms have been modified in TDRs as of December 31, 2016 and 2015, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

The allowance for loan losses at December 31, 2016 was $17.0 million, a decrease of $119,000, compared to $17.1 million at December 31, 2015.  The balance of the allowance for loan losses was 1.32% of total portfolio loans at December 31, 2016 compared to 1.43% of total portfolio loans at December 31, 2015. While this ratio decreased, the allowance for loan losses to nonperforming loan coverage ratio continued to increase, from 2,259.39% at December 31, 2015 to 5,654.00% at December 31, 2016.

The following is a summary of our portfolio loan balances at the end of each period and the daily average balance of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and provisions for loan losses.

	December 31
(Dollars in thousands)	2016	2015	2014	2013	2012
Portfolio loans:
Average daily balance of loans for the year	$1,218,901	$1,151,101	$1,048,496	$1,030,766	$1,041,833
Amount of loans outstanding at end of period	1,280,812	1,197,932	1,118,483	1,042,377	1,052,348

Allowance for loan losses:
Balance at beginning of year	17,081	18,962	20,798	23,739	31,641
Provision for loan losses	(1,350)	(3,500)	(3,350)	(4,250)	(7,100)
Loans charged-off:
Real estate - construction	---	---	---	(55)	(1,455)
Real estate - mortgage	---	(218)	(133)	(1,010)	(1,751)
Commercial and industrial	---	(172)	(43)	(317)	(1,245)
Total Commercial	---	(390)	(176)	(1,382)	(4,451)
Residential mortgage	(10)	(158)	(9)	(433)	(2,257)
Consumer	(195)	(154)	(491)	(389)	(788)
	(205)	(702)	(676)	(2,204)	(7,496)
Recoveries:
Real estate - construction	426	699	869	1,568	5,521
Real estate - mortgage	664	565	510	573	319
Commercial and industrial	162	406	522	1,134	547
Total Commercial	1,252	1,670	1,901	3,275	6,387
Residential mortgage	33	415	142	65	142
Consumer	151	236	147	173	165
	1,436	2,321	2,190	3,513	6,694
Net (charge-offs) recoveries	1,231	1,619	1,514	1,309	(802)
Balance at end of year	$16,962	$17,081	$18,962	$20,798	$23,739

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.10)%	(0.14)%	(0.14)%	(0.13)%	0.08%
Allowance for loan losses to loans outstanding at year-end	1.32%	1.43%	1.70%	2.00%	2.26%
Allowance for loan losses to nonperforming loans at year-end	5,654.00%	2,259.39%	225.04%	168.61%	148.34%

The continued reduction in net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation as have the improvements in our credit quality metrics.

The table below shows the changes in these metrics over the past five years:

(Dollars in millions)	2016	2015	2014	2013	2012
Commercial loans	$967.3	$886.0	$818.2	$746.4	$762.7
Nonperforming loans	0.3	0.8	8.4	12.3	16.0
Other real estate owned and repo assets	12.3	17.6	28.3	36.8	51.6
Total nonperforming assets	12.6	18.3	36.7	49.2	67.6
Net charge-offs (recoveries)	(1.2)	(1.6)	(1.5)	(1.3)	0.8
Total delinquencies	1.4	1.4	2.8	5.5	7.9

Nonperforming loans have continually declined since 2012 to $300,000 at December 31, 2016. At December 31, 2016, we have had net loan recoveries in 14 of the past 16 quarters and for the full years of 2013 through 2016.  Perhaps even more importantly, our total delinquencies have continued to decrease, and were just $1.4 million at December 31, 2016.

These factors all provide for a reduction in our allowance for loan losses, and thus impact our provision for loan losses. The provision for loan losses was a negative $1.35 million for 2016 compared to a negative $3.5 million for 2015 and a negative $3.35 million for 2014.  The negative provision in each period was partially due to decreases in nonperforming loans and favorable net charge-off/recovery expense.  Also impacting the negative provision in 2015 was a $2.0 million reduction in a specific reserve on an impaired loan that was upgraded in the fourth quarter of 2015.  We had net recoveries in 2016 totaling $1.2 million compared to net recoveries of $1.6 million in 2015 and $1.5 million in 2014.  The ratio of net charge-offs (recoveries) to average loans was (0.10)% for 2016, compared to (0.14)% for 2015 and (0.14)% for 2014.

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

Impaired loans declined $9.1 million, or 23%, to $29.7 million at December 31, 2016 compared to $38.8 million at December 31, 2015.  This follows a decline of $14.5 million from December 31, 2014 to December 31, 2015.  The specific allowance for impaired loans declined $242,000 to $1.7 million, or 5.7% of total impaired loans, at December 31, 2016 compared to $1.9 million, or 5.0% of total impaired loans, at December 31, 2015.  The overall balance of impaired loans remained elevated due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2016 reflected net recoveries.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods.

We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance decreased $99,000 to $12.1 million at December 31, 2016 compared to $12.2 million at December 31, 2015.  This resulted in a general reserve percentage allocated at December 31, 2016 of 1.27% of commercial loans, a decrease from 1.41% at December 31, 2015.   The qualitative component of our allowance allocated to commercial loans was $12.4 million at December 31, 2016 (up from $12.2 million at December 31, 2015).

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.1 million at December 31, 2016 compared to $2.9 million at December 31, 2015.  The increase was related to an increase in consumer loans 30-89 days past due, which receive a larger allocation and mortgage portfolio growth.

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

The qualitative factors assessed and used to adjust historical loss experience reflect our assessment of the impact of economic trends, delinquency and other problem loan trends, trends in valuations supporting underlying collateral, changes in loan portfolio concentrations, effect of changes in interest rates on loan collectibility, competition and changes in internal credit administration practices have on probable losses inherent in our loan portfolio.  Qualitative adjustments are inherently subjective and there can be no assurance that these adjustments have properly identified probable losses in our loan portfolio.  More information regarding the subjectivity involved in determining the estimate of the allowance for loan losses may be found in this Item 7 of the report under the heading "Critical Accounting Policies and Estimates."

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

(Dollars in thousands)	December 31
	2016		2015		2014		2013		2012
	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans
Commercial and commercial real estate	$13,092	76%	$13,320	75%	$14,916	73%	$17,095	72%	$19,952	73%
Residential mortgage	2,646	17	2,557	17	2,689	17	2,368	18	2,544	17
Consumer	1,224	7	1,204	8	1,357	10	1,335	10	1,243	10
Total	$16,962	100%	$17,081	100%	$18,962	100%	$20,798	100%	$23,739	100%

The components of the allowance for loan losses were as follows:

	December 31,
(Dollars in thousands)	2016		2015
	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount

Commercial and commercial real estate:
Impaired with allowance recorded	$15,253	$973	$22,340	$1,109
Impaired with no allowance recorded	2,675	---	2,947	---
Loss allocation factor on non-impaired loans	949,395	12,118	860,683	12,211
	967,323	13,091	885,970	13,320
Residential mortgage and consumer:
Reserves on troubled debt restructurings	11,726	723	13,463	829
Loss allocation factor	301,763	3,148	298,499	2,932
Total	$1,280,812	$16,962	$1,197,932	$17,081

With the exception of certain TDRs, impaired commercial loans at December 31, 2016 were classified as substandard or worse per our internal risk rating system.  $4.2 million of residential mortgage troubled debt restructurings were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2016 and 2015 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

The decrease in the level of the allowance for 2016 was due to decreases in gross charge-offs from commercial loans, a reduction in the level of impaired loans and nonperforming loans, reduction in specific reserves allocated to impaired loans, an improvement in the loan grades and a reduction in qualitative factor allocations for commercial loans, which provided a lower allocation.  Our weighted average loan grade improved from 4.01 at December 31, 2012 to 3.88 at December 31, 2013, 3.78 at December 31, 2014, 3.77 at December 31, 2015 and 3.73 at December 31, 2016.  The decrease of $234,000 in reserves on commercial loans for 2016 was due to a $135,000 decrease in specific reserves on impaired loans and a $99,000 decrease in the loss allocation factor on non-impaired loans.

The general allowance for residential real estate and consumer loans was $3.1 million at December 31, 2016, compared to $2.9 million at December 31, 2015.

Of the $17.0 million allowance at December 31, 2016, 10% related to specific allocations on impaired loans, 71% related to formula allowance on commercial loans and 19% related to general allocations for homogeneous loans.  Of the $17.1 million allowance at December 31, 2015, 11% related to specific allocations on impaired loans, 71% related to formula allowance on commercial loans and 18% related to general allocations for homogeneous loans.  Of the $15.2 million total formula based allowance for loan loss allocations at December 31, 2016, $15.7 million is from general/environmental allocations with ($505,000) driven from historical experience.  Of the $15.1 million total formula based allowance for loan loss allocations at December 31, 2015, $15.3 million is from general/environmental allocations with ($119,000) driven from historical experience.  The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of the report under the heading "Portfolio Loans and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2016, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown, may result in additional losses in 2017.

Premises and Equipment:  Premises and equipment totaled $50.0 million at December 31, 2016 compared to $51.5 million at December 31, 2015 as capital additions were offset by depreciation of current facilities during 2016.

Bank owned life insurance (BOLI):  The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value.  During the third quarter of 2016, the Bank purchased an additional $10.0 million in such policies, bringing the total balance to $39.3 million at December 31, 2016 compared to $28.9 million at December 31, 2015.

Deposits and Other Borrowings: Total deposits increased $13.2 million to $1.449 billion at December 31, 2016, as compared to $1.436 billion at December 31, 2015.  Noninterest checking account balances increased $24.4 million in 2016.  Interest bearing demand account balances decreased $17.6 million and savings and money market account balances increased $19.9 million in 2016.  We decreased higher costing certificates of deposits by $13.5 million in 2016.  We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 35% of total deposits at December 31, 2016 compared to 33% of total deposits at December 31, 2015.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 60% of total deposits at December 31, 2016 and 61% at December 31, 2015. Time accounts as a percentage of total deposits were 5% at December 31, 2016 and 6% at December 31, 2015.

Borrowed funds totaled $125.4 million at December 31, 2016 including $84.2 million in Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $137.4 million at December 31, 2015 including $96.2 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $12.0 million in 2016 due an annual payment on an amortizing Federal Home Loan Bank advance and maturity of two $10 million FHLB advances in the third quarter of 2016, partially offset by the addition of a $10 million FHLB advance in the second quarter of 2016.

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

CAPITAL RESOURCES

Total shareholders’ equity increased by $10.3 million from December 31, 2015 to December 31, 2016.  Shareholders’ equity was increased by $16.0 million of net income in 2016, partially offset by cash dividends of $4.0 million, or $0.12 per share.  Shareholders’ equity also decreased by $1.8 million in 2016 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2016, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Our regulatory capital ratios (on a consolidated basis) were stable in 2016 and ended among the highest year-end levels in the Company’s history.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past five years.

	December 31,
	2016	2015	2014	2013	2012
Total capital to risk weighted assets	14.9%	14.8%	15.6%	15.7%	15.0%
Common Equity Tier 1 to risk weighted assets	11.0	10.8	N/A	N/A	N/A
Tier 1 capital to risk weighted assets	13.7	13.6	14.3	14.4	13.4
Tier 1 capital to average assets	12.0	11.5	11.6	10.6	10.4

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

As discussed above, these actions as well as a consideration of our levels of cash, earnings, capital and prospects for sustained economic growth and improved performance allowed our Board of Directors to declare our first quarterly cash dividend to common shareholders in over five years beginning with the first quarter of 2014, and each subsequent quarter in 2014, 2015 and 2016.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

All of the $40.0 million of trust preferred securities outstanding at December 31, 2016 qualified as Tier 1 capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefined Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), created a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implemented a capital conservation buffer.  It also revised the prompt corrective action thresholds and made changes to risk weights for certain assets and off-balance-sheet exposures.  Banks were required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2016, we believe implementation of the new rule had no material impact on our capital needs.

Macatawa Bank:
The Bank was categorized as "well capitalized" at December 31, 2016 and 2015.  The following table shows the Bank’s regulatory capital ratios for the past five years.

	December 31,
	2016	2015	2014	2013	2012
Average equity to average assets	11.5%	11.2%	11.6%	11.2%	9.2%
Total capital to risk weighted assets	14.5	14.4	15.3	15.4	14.5
Common Equity Tier 1 to risk weighted assets	13.4	13.2	N/A	N/A	N/A
Tier 1 capital to risk weighted capital	13.4	13.2	14.0	14.2	13.3
Tier 1 capital to average assets	11.7	11.2	11.4	10.5	10.3

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

We have actively pursued initiatives to further strengthen our liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since before December 2012 and we reduced other borrowed funds by $56.8 million in 2012, $1.8 million in 2013 and $1.9 million in 2014.  We increased other borrowed funds by $8.1 million in 2015, and reduced it by $12.0 million in 2016.  We continue to maintain significant on-balance sheet liquidity.  At December 31, 2016, the Bank held $89.8 million of federal funds sold and other short-term investments as well as $181.0 million of unpledged securities available for sale.  In addition, the Bank’s available borrowing capacity from correspondent banks has been improved and was approximately $261.7 million as of December 31, 2016.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

The table below summarizes our significant contractual obligations at December 31, 2016.

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		42,778		28,376		2,524	73,678
Other borrowed funds		2,055		62,118		20,000	---
Operating lease obligations		237		597		---	---
Total		$45,070		$91,091		$22,524	$114,916

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2016, we had a total of $437.4 million in unused lines of credit, $90.3 million in unfunded loan commitments and $13.8 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In December 2013, the Bank paid a dividend of $5.0 million to the Company in anticipation of the preferred stock exchange, in which the Company paid a total of $4.8 million in cash as a part of the transaction, retaining the remaining balance for general corporate purposes.  In 2014, the Company resumed payment of quarterly cash dividends to Company shareholders.  In 2014, the Bank paid dividends to the Company totaling $4.1 million.  In the same period, the Company paid dividends to its shareholders totaling $2.7 million.  In 2015, the Bank paid dividends to the Company totaling $5.1 million.  In the same period, the Company paid dividends to its shareholders totaling $3.7 million.  In 2016, the Bank paid dividends to the Company totaling $6.2 million.  In the same period, the Company paid dividends to its shareholders totaling $4.0 million.  The Company retained the remaining balance in each period for general corporate purposes.  At December 31, 2016, the Bank had a retained earnings balance of $37.1 million.

During 2016,  2015 and 2014, the Company received payments from the Bank totaling $7.1 million, $3.2 million and $4.0 million, respectively, representing the Bank’s intercompany tax liability for the 2016, 2015 and 2014 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at December 31, 2016 was $5.5 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2016.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2016, we had gross deferred tax assets of $11.4 million and gross deferred tax liabilities of $2.5 million resulting in a net deferred tax asset of $8.9 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Prior to December 31, 2012, we had maintained a full valuation allowance on our net deferred tax asset.  At December 31, 2012, we considered all reasonably available positive and negative evidence and determined that with completing our eleventh consecutive profitable quarter, continued significant improvement in asset quality measures for the third straight year, the termination of our previous regulatory orders and our moving to a cumulative income position in the most recent three year period, that it was “more likely than not” that we will be able to realize our deferred tax assets and, as such, the full $18.9 million valuation allowance was reversed as of December 31, 2012.  With the positive results in 2016, we concluded at December 31, 2016 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2016 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$210,078	(1.14)%	$54,422	4.52%
Interest rates up 100 basis points	211,986	(0.24)	53,203	2.18
No change	212,504	---	52,068	---
Interest rates down 100 basis points	193,688	(8.85)	49,705	(4.54)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of  the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macatawa Bank Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 16, 2017

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(Dollars in thousands)

	2016	2015
ASSETS
Cash and due from banks	$27,690	$29,104
Federal funds sold and other short-term investments	62,129	152,372
Cash and cash equivalents	89,819	181,476
Interest-bearing time deposits in other financial institutions	---	20,000
Securities available for sale, at fair value	184,433	166,815
Securities held to maturity (fair value 2016 - $69,849 and 2015 - $52,837)	69,378	51,856
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	2,181	2,776
Total loans	1,280,812	1,197,932
Allowance for loan losses	(16,962)	(17,081)
Net loans	1,263,850	1,180,851
Premises and equipment – net	50,026	51,456
Accrued interest receivable	4,092	3,622
Bank-owned life insurance	39,274	28,858
Other real estate owned - net	12,253	17,572
Net deferred tax asset	8,863	8,819
Other assets	5,286	3,984
Total assets	$1,741,013	$1,729,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$501,478	$477,032
Interest-bearing	947,246	958,480
Total deposits	1,448,724	1,435,512
Other borrowed funds	84,173	96,169
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	4,639	4,747
Total liabilities	1,578,774	1,577,666

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,940,788 and 33,925,113 shares issued and outstanding at December 31, 2016 and December 31, 2015	216,731	216,540
Retained deficit	(53,008)	(64,910)
Accumulated other comprehensive income (loss)	(1,484)	347
Total shareholders' equity	162,239	151,977
Total liabilities and shareholders' equity	$1,741,013	$1,729,643

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share data)

	2016	2015	2014
Interest income
Loans, including fees	$47,400	$44,857	$42,911
Securities
Taxable	2,322	2,065	2,006
Tax-exempt	1,819	1,557	1,161
FHLB Stock	491	472	471
Federal funds sold and other short-term investments	467	435	439
Total interest income	52,499	49,386	46,988
Interest expense
Deposits	1,771	2,210	2,576
Other borrowings	1,685	1,765	1,709
Long-term debt	1,503	1,331	1,311
Total interest expense	4,959	5,306	5,596
Net interest income	47,540	44,080	41,392
Provision for loan losses	(1,350)	(3,500)	(3,350)
Net interest income after provision for loan losses	48,890	47,580	44,742
Noninterest income
Service charges and fees	4,425	4,377	4,334
Net gains on mortgage loans	3,024	2,925	1,939
Trust fees	3,096	2,927	2,701
ATM and debit card fees	4,980	4,750	4,654
Gain on sales of securities	124	129	75
Bank owned life insurance ("BOLI") income	977	663	678
Other	2,448	2,022	1,833
Total noninterest income	19,074	17,793	16,214
Noninterest expense
Salaries and benefits	24,867	24,668	23,137
Occupancy of premises	3,789	3,714	3,840
Furniture and equipment	3,256	3,237	3,190
Legal and professional	863	833	846
Marketing and promotion	1,000	951	1,056
Data processing	2,787	2,483	2,423
FDIC assessment	778	1,137	1,218
Interchange and other card expense	1,286	1,151	1,109
Bond and D&O Insurance	527	584	659
Net losses (gains) on repossessed and foreclosed properties	318	1,651	999
Administration and disposition of problem assets	977	1,381	2,072
Other	5,334	5,163	5,361
Total noninterest expenses	45,782	46,953	45,910
Income before income tax	22,182	18,420	15,046
Income tax expense	6,231	5,626	4,573
Net income	$15,951	$12,794	$10,473

Basic earnings per common share	$0.47	$0.38	$0.31

Diluted earnings per common share	$0.47	$0.38	$0.31

Cash dividends per common share	$0.12	$0.11	$0.08

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014

Net income	$15,951	$12,794	$10,473

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(2,694)	569	3,177
Tax effect	943	(199)	(1,112)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(1,751)	370	2,065

Less: reclassification adjustments:
Reclassification for gains included in net income	124	129	75
Tax effect	(44)	(45)	(26)
Reclassification for gains included in net income, net of tax	80	84	49

Other comprehensive income (loss), net of tax	(1,831)	286	2,016
Comprehensive income	$14,120	$13,080	$12,489

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2014	$216,263	$(81,786)	$(1,955)	$132,522
Net income	---	10,473	---	10,473
Common stock issuance costs	(102)	---	---	(102)
Issuance of 392 shares of Common Stock on exercise of stock purchase warrants	4	---	---	4
Cash dividends at $.08 per share	---	(2,689)	---	(2,689)
Repurchase of 20,534 shares for taxes withheld on vested restricted stock	(106)	---	---	(106)
Tax effect of vested stock awards	63	---	---	63
Net change in unrealized gain on securities available for sale, net of tax	---	---	2,016	2,016
Stock compensation expense	338	---	---	338
Balance, December 31, 2014	$216,460	$(74,002)	$61	$142,519

Net income	---	12,794	---	12,794
Cash dividends at $.11 per share	---	(3,702)	---	(3,702)
Repurchase of 29,676 shares for taxes withheld on vested restricted stock	(171)	---	---	(171)
Tax effect of vested stock awards	53	---	---	53
Net change in unrealized gain on securities available for sale, net of tax	---	---	286	286
Tax effect of expired common stock warrants	(280)	---	---	(280)
Stock compensation expense	478	---	---	478
Balance, December 31, 2015	$216,540	$(64,910)	$347	$151,977

Net income	---	15,951	---	15,951
Cash dividends at $.12 per share	---	(4,049)	---	(4,049)
Repurchase of 30,350 shares for taxes withheld on vested restricted stock	(269)	---	---	(269)
Tax effect of vested stock awards	143	---	---	143
Net change in unrealized loss on securities available for sale, net of tax	---	---	(1,831)	(1,831)
Tax effect of expired common stock options	(219)	---	---	(219)
Stock compensation expense	536	---	---	536
Balance, December 31, 2016	$216,731	$(53,008)	$(1,484)	$162,239

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities
Net income	$15,951	$12,794	$10,473
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,805	2,969	3,139
Stock compensation expense	536	478	338
Tax effect of vested stock awards	143	53	63
Tax effect of expired common stock options and warrants	(219)	(280)	---
Provision for loan losses	(1,350)	(3,500)	(3,350)
Origination of loans for sale	(103,385)	(99,998)	(73,516)
Proceeds from sales of loans originated for sale	107,004	102,494	75,023
Net gains on mortgage loans	(3,024)	(2,925)	(1,939)
Gain on sales of securities	(124)	(129)	(75)
Write-down of other real estate	964	724	1,623
Net (gain) loss on sales of other real estate	(645)	926	(624)
Deferred income tax expense	942	3,291	2,849
Change in accrued interest receivable and other assets	(1,585)	(1,323)	1,555
Earnings in bank-owned life insurance	(977)	(663)	(678)
Change in accrued expenses and other liabilities	(108)	(910)	1,737
Net cash from operating activities	16,928	14,001	16,618

Cash flows from investing activities
Loan originations and payments, net	(81,988)	(80,350)	(79,524)
Change in interest-bearing deposits in other financial institutions	20,000	---	5,000
Purchases of securities available for sale	(89,159)	(59,807)	(43,882)
Purchases of securities held to maturity	(33,702)	(36,547)	(25,225)
Purchase of bank-owned life insurance	(10,000)	---	---
Purchase of FHLB stock	---	(320)	(2,519)
Proceeds from:
Maturities and calls of securities	68,952	47,056	22,528
Sales of securities available for sale	11,729	20,625	10,936
Principal paydowns on securities	4,159	3,670	3,642
Sales of other real estate	5,339	11,540	12,487
Death benefit from bank-owned life insurance	518	---	---
Sale of FHLB stock	---	---	2,517
Additions to premises and equipment	(1,188)	(1,170)	(1,766)
Net cash from investing activities	(105,340)	(95,303)	(95,806)

Cash flows from financing activities
Change in deposits	13,212	129,187	56,591
Repayments and maturities of other borrowed funds	(21,996)	(1,938)	(1,884)
Proceeds from other borrowed funds	10,000	10,000	---
Proceeds from issuance of common stock	---	---	4
Cash paid related to tax impact of vested stock awards	(143)	(53)	(63)
Cash dividends paid	(4,049)	(3,702)	(2,689)
Common stock issuance costs	---	---	(102)
Repurchase of shares for taxes withheld on vested restricted stock	(269)	(171)	(106)
Net cash from financing activities	(3,245)	133,323	51,751
Net change in cash and cash equivalents	(91,657)	52,021	(27,437)
Cash and cash equivalents at beginning of period	181,476	129,455	156,892
Cash and cash equivalents at end of period	$89,819	$181,476	$129,455

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Supplemental cash flow information
Interest paid	$4,950	$5,322	$5,615
Income taxes paid	6,160	4,300	90
Supplemental noncash disclosures:
Transfers from loans to other real estate	339	2,520	4,932

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 40% of total loans at December 31, 2016.  Commercial and industrial loans total 35%, while residential real estate and consumer loans make up the remaining 25%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2016, 2015 and 2014.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2016 and 2015, these loans had a net unrealized gain of $28,000 and $65,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2016, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations.

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
December 31, 2016 and 2015

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2016 and 2015.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had no acquired intangible assets at December 31, 2016 and 2015.

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

Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $51,000 and $38,000 at December 31, 2016 and 2015, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2016, the total notional amount of such agreements was $48.1 million and resulted in a derivative asset with a fair value of $494,000 which was included in other assets and a derivative liability of $494,000 which was included in other liabilities.  At December 31, 2015, the total notional amount of such agreements was $43.9 million and resulted in a derivative asset with a fair value of $790,000 which was included in other assets and a derivative liability of $790,000 which was included in other liabilities.

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

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  All outstanding unvested restricted stock awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation and are included in both basic and diluted earnings per share.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.  In the event of a net loss, our unvested restricted stock awards are excluded from both basic and diluted earnings per share.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $5,610,000 and $5,181,000 at December 31, 2016 and 2015, respectively, was required to meet regulatory reserve and clearing requirements.

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
December 31, 2016 and 2015

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

Newly Issued Not Yet Effective Standards:  FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  This ASU may require us to change how we recognize certain recurring revenue streams within trust and investment management fees, however, we do not expect these changes to have a significant effect on our financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  As the Company owns most of its branch locations, this ASU will apply primarily to operating leases and the impact of adoption of this ASU by the Company is not expected to be material.

FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The amendments are effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods.  The impact of adoption of this ASU by the Company is not expected to be material, but could cause some volatility in income tax expense in periods where stock awards vest.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Available for Sale:
U.S. Treasury and federal agency securities	$85,582	$49	$(1,281)	$84,350
U.S. Agency MBS and CMOs	12,037	11	(231)	11,817
Tax-exempt state and municipal bonds	39,578	212	(603)	39,187
Taxable state and municipal bonds	34,255	65	(437)	33,883
Corporate bonds and other debt securities	13,765	16	(55)	13,726
Other equity securities	1,500	---	(30)	1,470
	$186,717	$353	$(2,637)	$184,433
Held to Maturity
Tax-exempt state and municipal bonds	$69,378	$573	$(102)	$69,849

December 31, 2015
Available for Sale:
U.S. Treasury and federal agency securities	$74,618	$48	$(274)	$74,392
U. S. Agency MBS and CMOs	13,828	35	(108)	13,755
Tax-exempt state and municipal bonds	32,943	692	(37)	33,598
Taxable state and municipal bonds	28,554	246	(37)	28,763
Corporate bonds and other debt securities	14,838	19	(44)	14,813
Other equity securities	1,500	---	(6)	1,494
	$166,281	$1,040	$(506)	$166,815
Held to Maturity:
Tax-exempt state and municipal bonds	$51,856	$986	$(5)	$52,837

Proceeds from the sale of securities available for sale were $11.7 million, $20.6 million and $10.9 million, respectively, for the years ended December 31, 2016, 2015 and 2014, resulting in net gains on sale of $124,000, $129,000 and $75,000, respectively, as reported in the consolidated statements of income.  This resulted in reclassifications of $124,000 ($80,000 net of tax), $129,000 ($84,000 net of tax) and $75,000 ($49,000 net of tax), respectively, from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in years ended December 31, 2016, 2015 and 2014.

Contractual maturities of debt securities at December 31, 2016 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$25,203	$25,156	$17,192	$17,228
Due from one to five years	14,801	15,069	94,916	94,067
Due from five to ten years	8,279	8,443	57,224	56,200
Due after ten years	21,095	21,181	15,885	15,468
	$69,378	$69,849	$185,217	$182,963

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$59,129	$(1,271)	$3,053	$(10)	$62,182	$(1,281)
U.S. Agency MBS and CMOs	10,702	(231)	---	---	10,702	(231)
Tax-exempt state and municipal bonds	49,508	(698)	1,672	(7)	51,180	(705)
Taxable state and municipal bonds	22,633	(437)	---	---	22,633	(437)
Corporate bonds and other debt securities	5,745	(50)	500	(5)	6,245	(55)
Other equity securities	1,470	(30)	---	---	1,470	(30)
Total temporarily impaired	$149,187	$(2,717)	$5,225	$(22)	$154,412	$(2,739)

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$35,090	$(187)	$7,036	$(82)	$42,126	$(269)
U.S. Agency MBS and CMOs	8,842	(108)	---	---	8,842	(108)
Tax-exempt state and municipal bonds	3,487	(9)	2,022	(33)	5,509	(42)
Taxable state and municipal bonds	8,158	(29)	640	(8)	8,798	(37)
Corporate bonds and other debt securities	9,330	(47)	499	(2)	9,829	(49)
Other equity securities	1,494	(6)	---	---	1,494	(6)
Total temporarily impaired	$66,401	$(386)	$10,197	$(125)	$76,598	$(511)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2016, 2015 and 2014.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2016 and 2015.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Commercial and industrial	$449,342	$377,298

Commercial real estate:
Residential developed	11,970	10,448
Unsecured to residential developers	4,734	7,372
Vacant and unimproved	40,286	42,881
Commercial development	378	559
Residential improved	75,348	67,922
Commercial improved	289,478	289,651
Manufacturing and industrial	95,787	89,839
Total commercial real estate	517,981	508,672

Consumer
Residential mortgage	217,614	209,972
Unsecured	396	637
Home equity	88,113	92,716
Other secured	7,366	8,637
Total consumer	313,489	311,962

Total loans	1,280,812	1,197,932
Allowance for loan losses	(16,962)	(17,081)
	$1,263,850	$1,180,851

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,826	$8,457	$3,761	$37	$17,081
Charge-offs	---	---	(205)	---	(205)
Recoveries	162	1,090	184	---	1,436
Provision for loan losses	1,357	(2,844)	131	6	(1,350)
Ending Balance	$6,345	$6,703	$3,871	$43	$16,962

2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,173	$8,690	$4,046	$53	$18,962
Charge-offs	(172)	(218)	(312)	---	(702)
Recoveries	406	1,264	651	---	2,321
Provision for loan losses	(1,581)	(1,279)	(624)	(16)	(3,500)
Ending Balance	$4,826	$8,457	$3,761	$37	$17,081

2014	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,174	$10,868	$3,703	$53	$20,798
Charge-offs	(43)	(134)	(499)	---	(676)
Recoveries	522	1,481	187	---	2,190
Provision for loan losses	(480)	(3,525)	655	---	(3,350)
Ending Balance	$6,173	$8,690	$4,046	$53	$18,962

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$605	$368	$723	$	---	$1,696
Collectively evaluated for impairment	5,740	6,335	3,148		43	15,266
Total ending allowance balance	$6,345	$6,703	$3,871		$43	$16,962
Loans:
Individually reviewed for impairment	$5,994	$11,934	$11,726	$	---	$29,654
Collectively evaluated for impairment	443,348	506,047	301,763		---	1,251,158
Total ending loans balance	$449,342	$517,981	$313,489	$	---	$1,280,812

December 31, 2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$673	$436	$829	$	---	$1,938
Collectively evaluated for impairment	4,153	8,021	2,932		37	15,143
Total ending allowance balance	$4,826	$8,457	$3,761		$37	$17,081

Loans:
Individually reviewed for impairment	$7,718	$17,569	$13,463	$	---	$38,750
Collectively evaluated for impairment	369,580	491,103	298,499		---	1,159,182
Total ending loans balance	$377,298	$508,672	$311,962	$	---	$1,197,932

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016 (dollars in thousands):

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$2,298	$2,298	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	---	---		---
Residential improved	27	27		---
Commercial improved	350	350		---
Manufacturing and industrial	---	---		---
	377	377		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$2,675	$2,675	$	---

With an allowance recorded:
Commercial and industrial	$3,696	$3,696		$605

Commercial real estate:
Residential developed	187	187		4
Unsecured to residential developers	---	---		---
Vacant and unimproved	387	387		9
Commercial development	189	189		6
Residential improved	4,687	4,687		216
Commercial improved	5,879	5,879		128
Manufacturing and industrial	228	228		5
	11,557	11,557		368
Consumer:
Residential mortgage	7,523	7,523		464
Unsecured	---	---		---
Home equity	4,203	4,203		259
Other secured	---	---		---
	11,726	11,726		723
Total with an allowance recorded	$26,979	$26,979		$1,696
Total	$29,654	$29,654		$1,696

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Average of impaired loans during the period:
Commercial and industrial	$6,468	$7,296	$11,818

Commercial real estate:
Residential developed	78	577	3,628
Unsecured to residential developers	---	---	---
Vacant and unimproved	422	1,231	1,646
Commercial development	191	195	451
Residential improved	5,273	6,425	9,309
Commercial improved	7,332	15,106	17,853
Manufacturing and industrial	235	1,944	5,630

Consumer	12,602	14,259	14,476

Interest income recognized during impairment:
Commercial and industrial	993	1,110	1,108
Commercial real estate	643	967	1,527
Consumer	444	497	541

Cash-basis interest income recognized
Commercial and industrial	992	1,066	1,107
Commercial real estate	647	970	1,547
Consumer	443	502	541

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015:

December 31, 2016	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$36	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	6		---
Commercial improved	128		---
Manufacturing and industrial	---		---
	183		---
Consumer:
Residential mortgage	58		---
Unsecured	16		---
Home equity	7		---
Other secured	---		---
	81		---
Total	$300	$	---

December 31, 2015	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$174	$	---

Commercial real estate:
Residential developed	195		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	124		---
Commercial improved	157		---
Manufacturing and industrial	---		---
	525		---
Consumer:
Residential mortgage	2		---
Unsecured	28		---
Home equity	10		17
Other secured	---		---
	40		17
Total	$739		$17

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans (dollars in thousands):

December 31, 2016	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$425	$28	$453	$448,889	$449,342

Commercial real estate:
Residential developed	---	---	---	11,970	11,970
Unsecured to residential developers	---	---	---	4,734	4,734
Vacant and unimproved	---	---	---	40,286	40,286
Commercial development	---	49	49	329	378
Residential improved	74	5	79	75,269	75,348
Commercial improved	478	---	478	289,000	289,478
Manufacturing and industrial	---	---	---	95,787	95,787
	552	54	606	517,375	517,981
Consumer:
Residential mortgage	64	56	120	217,494	217,614
Unsecured	---	---	---	396	396
Home equity	187	---	187	87,926	88,113
Other secured	81	---	81	7,285	7,366
	332	56	388	313,101	313,489
Total	$1,309	$138	$1,447	$1,279,365	$1,280,812

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans (dollars in thousands):

December 31, 2015	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$719	$100	$819	$376,479	$377,298

Commercial real estate:
Residential developed	---	---	---	10,448	10,448
Unsecured to residential developers	---	---	---	7,372	7,372
Vacant and unimproved	---	---	---	42,881	42,881
Commercial development	---	49	49	510	559
Residential improved	73	6	79	67,843	67,922
Commercial improved	375	---	375	289,276	289,651
Manufacturing and industrial	---	---	---	89,839	89,839
	448	55	503	508,169	508,672
Consumer:
Residential mortgage	---	---	---	209,972	209,972
Unsecured	---	---	---	637	637
Home equity	32	17	49	92,667	92,716
Other secured	---	---	---	8,637	8,637
	32	17	49	311,913	311,962
Total	$1,199	$172	$1,371	$1,196,561	$1,197,932

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

The Company had allocated $1,696,000 and $1,938,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2016 and December 31, 2015, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding TDRs as of December 31, 2016 and 2015 (dollars in thousands):

	2016		2015
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	25	$5,994	33	$7,611
Commercial real estate	49	11,933	56	17,871
Consumer	116	12,059	124	13,570
	190	$29,986	213	$39,052

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing TDRs as of December 31, 2016, 2015 and 2014. The table presents the amount of accruing TDRs that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016		2015		2014
Accruing TDR - nonaccrual at restructuring	$	---	$	---	$	---
Accruing TDR - accruing at restructuring		25,665		33,691		46,197
Accruing TDR - upgraded to accruing after six consecutive payments		4,172		4,784		---
		$29,837		$38,475		$46,197

The following tables present information regarding troubled debt restructurings executed during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016					2015				2014
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance	Writedown Upon TDR		# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	6	$745	$	---	1	$61	$	---
Commercial real estate	1		56		---	3	301		---	11	4,345		---
Consumer	7		289		---	34	1,000		---	39	1,422		---
	8		$345	$	---	43	2,046	$	---	51	$5,828	$	---

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

Payment defaults on TDRs have been minimal and during the twelve months ended December 31, 2016, 2015 and 2014 the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

At year end, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

December 31, 2016	1		2	3	4	5	6	7	8		Total
Commercial and industrial	$	---	$27,619	$118,243	$282,527	$14,610	$6,307	$36	$	---	$449,342

Commercial real estate:
Residential developed		---	---	2,328	8,786	856	---	---		---	11,970
Unsecured to residential developers		---	---	---	4,734	---	---	---		---	4,734
Vacant and unimproved		---	---	17,672	19,028	3,586	---	---		---	40,286
Commercial development		---	---	---	140	---	189	49		---	378
Residential improved		---	---	7,100	63,957	2,628	1,657	6		---	75,348
Commercial improved		---	2,433	66,259	210,449	9,084	1,125	128		---	289,478
Manufacturing & industrial		---	1,665	38,719	51,718	3,076	609	---		---	95,787
	$	---	$31,717	$250,321	$641,339	$33,840	$9,887	$219	$	---	$967,323

December 31, 2015	1	2	3	4	5	6	7	8		Total
Commercial and industrial	$196	$8,774	$114,451	$242,253	$5,235	$6,215	$174	$	---	$377,298

Commercial real estate:
Residential developed	---	---	2,226	5,191	2,836	---	195		---	10,448
Unsecured to residential developers	---	---	---	7,372	---	---	---		---	7,372
Vacant and unimproved	---	---	17,768	20,588	4,525	---	---		---	42,881
Commercial development	---	---	---	318	---	192	49		---	559
Residential improved	---	---	7,191	54,376	4,722	1,509	124		---	67,922
Commercial improved	---	3,094	60,475	208,127	15,645	2,153	157		---	289,651
Manufacturing & industrial	---	1,478	34,857	50,023	3,481	---	---		---	89,839
	$196	$13,346	$236,968	$588,248	$36,444	$10,069	$699	$	---	$885,970

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 – LOANS (Continued)

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2016	2015
Not classified as impaired	$2,608	$1,986
Classified as impaired	7,498	8,782
Total commercial loans classified substandard or worse	$10,106	$10,768

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2016 and 2015 (dollars in thousands):

December 31, 2016	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$217,558	$396	$88,113	$7,366
Nonperforming	56	---	---	---
Total	$217,614	$396	$88,113	$7,366

December 31, 2015	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$209,972	$637	$92,699	$8,637
Nonperforming	---	---	17	---
Total	$209,972	$637	$92,716	$8,637

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2016	2015	2014
Beginning balance	$28,377	$43,071	$53,501
Additions, transfers from loans	339	2,520	4,932
Proceeds from sales of other real estate owned	(5,339)	(11,540)	(12,487)
Valuation allowance reversal upon sale	(1,158)	(4,748)	(3,499)
Gain (loss) on sales of other real estate owned	645	(926)	624
	22,864	28,377	43,071
Less: valuation allowance	(10,611)	(10,805)	(14,829)
Ending balance	$12,253	$17,572	$28,242

Activity in the valuation allowance was as follows (dollars in thousands):

	2016	2015	2014
Beginning balance	$10,805	$14,829	$16,705
Additions charged to expense	964	724	1,623
Reversals upon sale	(1,158)	(4,748)	(3,499)
Ending balance	$10,611	$10,805	$14,829

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

At December 31, 2016, the balance of other real estate owned includes $136,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $238,000.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
U.S. Treasury and federal agency securities	$84,350	$	---	$84,350	$	---
U.S. Agency MBS and CMOs	11,817		---	11,817		---
Tax-exempt state and municipal bonds	39,187		---	39,187		---
Taxable state and municipal bonds	33,883		---	33,883		---
Corporate bonds and other debt securities	13,726		---	13,726		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	2,181		---	2,181		---
Interest rate swaps	494		---	---		494
Interest rate swaps	(494)		---	---		(494)

December 31, 2015
U.S. Treasury and federal agency securities	$74,392	$	---	$74,392	$	---
U.S. Agency MBS and CMOs	13,755		---	13,755		---
Tax-exempt state and municipal bonds	33,598		---	33,598		---
Taxable state and municipal bonds	28,763		---	28,763		---
Corporate bonds and other debt securities	14,813		---	14,813		---
Other equity securities	1,494		---	1,494		---
Loans held for sale	2,776		---	2,776		---
Interest rate swaps	790		---	---		790
Interest rate swaps	(790)		---	---		(790)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2016
Impaired loans	$3,436	$	---	$	---	$3,436
Other real estate owned	9,542		---		---	9,542

December 31, 2015
Impaired loans	$6,573	$	---	$	---	$6,573
Other real estate owned	13,602		---		---	13,602

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2016
Impaired Loans	$3,436	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 35.0
		Income approach	Capitalization rate	9.5 to 11.5

Other real estate owned	9,542	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 32.5
		Income approach	Capitalization rate	9.5 to 11.5

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2015
Impaired Loans	$6,573	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 19.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	13,602	Sales comparison approach	Adjustment for differences between comparable sales	4.5 to 32.5
		Income approach	Capitalization rate	9.5 to 11.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

	Level in	2016		2015
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$27,690	$27,690	$29,104	$29,104
Cash equivalents	Level 2	62,129	62,129	152,372	152,372
Interest-bearing time deposits in other financial institutions	Level 2	---	---	20,000	20,008
Securities held to maturity	Level 3	69,378	69,849	51,856	52,837
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,260,414	1,247,842	1,187,423	1,177,527
Bank owned life insurance	Level 3	39,274	39,274	28,858	28,858
Accrued interest receivable	Level 2	4,092	4,092	3,622	3,622

Financial liabilities
Deposits	Level 2	(1,448,724)	(1,448,692)	(1,435,512)	(1,435,473)
Other borrowed funds	Level 2	(84,173)	(84,051)	(96,169)	(96,465)
Long-term debt	Level 2	(41,238)	(36,112)	(41,238)	(35,757)
Accrued interest payable	Level 2	(282)	(282)	(273)	(273)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2016	2015
Land	$18,227	$18,227
Building	43,600	43,449
Leasehold improvements	779	779
Furniture and equipment	20,576	19,353
Construction in progress	358	575
	83,540	82,383
Less accumulated depreciation	(33,514)	(30,927)
	$50,026	$51,456

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – PREMISES AND EQUIPMENT – NET (Continued)

Depreciation expense was $2,618,000, $2,608,000 and $2,513,000 for 2016, 2015 and 2014, respectively.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $398,000, $417,000 and $436,000 for 2016, 2015 and 2014, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2016 is as follows (dollars in thousands):

2017	$237
2018	234
2019	234
2020	129
2021	---
Thereafter	---
$834

NOTE 7 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2016	2015
Noninterest-bearing demand	$501,478	$477,032
Interest bearing demand	340,715	358,306
Savings and money market accounts	532,853	512,980
Certificates of deposit	73,678	87,194
	$1,448,724	$1,435,512

The following table depicts the maturity distribution of certificates of deposit at December 31, 2016 (dollars in thousands):

2017	$42,778
2018	17,122
2019	11,254
2020	1,734
2021	790
Thereafter	---
$73,678

Time deposits that exceed the FDIC insurance limit of $250,000 at year end 2016 and 2015 were approximately $17.4 million and $17.1 million.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2016
Single maturity fixed rate advances	$80,000	February 2018 to April 2021	1.60%
Amortizable mortgage advances	4,173	March 2018 to July 2018	3.78%
	$84,173

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2015
Single maturity fixed rate advances	$90,000	August 2016 to March 2020	1.69%
Amortizable mortgage advances	6,169	March 2018 to July 2018	3.78%
	$96,169

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $424,951,000 and $440,660,000 under a blanket lien arrangement at December 31, 2016 and 2015.

Scheduled repayments of FHLB advances as of December 31, 2016 were as follows (in thousands):

2017	$2,055
2018	52,118
2019	10,000
2020	10,000
2021	10,000
Thereafter	---
$84,173

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2016 and 2015, and the Company had approximately $18.1 million and $18.5 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $20.7 million and $21.6 million at December 31, 2016 and 2015, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance.  During any deferral period, the Company may not declare or pay any dividends on the Company’s common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures.  The Company also has the option to redeem and prepay both the TRUPs and the Debentures.  At December 31, 2016, the Company does not have any intention to redeem or prepay either of the TRUPs or Debentures.

At December 31, 2016 and 2015, Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2016 and 2015, approximately $40.0 million of the Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2016	2015
Beginning balance	$17,351	$10,077
New loans and renewals	13,223	22,550
Repayments and renewals	(12,648)	(15,114)
Effect of changes in related parties	6,407	(162)
Ending balance	$24,333	$17,351

Deposits from principal officers, directors, and their affiliates at December 31, 2016 and 2015 were $92.9 million and $72.9 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company’s directors.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  Terms were at market rates and the total notional amount of the agreement was $16.8 million and $17.7 million at December 31, 2016 and 2015.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 11 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans).  The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock.  The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock.  Issuance from these plans was curtailed in 2015.  On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock  awards to employees and directors. There were 1,365,975 shares under the “2015 Plan” available for future issuance as of December 31, 2016.  The Company issues new shares under its stock-based compensation plans from its authorized but unissued shares.

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

There were no options granted during 2016, 2015 and 2014.  A summary of option activity in the plans is as follows (dollars in thousands, except per option data):
Options	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	102,299	$13.04	---	---
Forfeited	(8,000)	8.57	---	---
Expired	(41,299)	19.64	---	---
Outstanding at December 31, 2016	53,000	$8.57	1.05	$97,520

Exercisable at December 31, 2016	53,000	$8.57	1.05	$97,520

Information related to stock options during each year follows (dollars in thousands):

	2016		2015		2014
Intrinsic value of options exercised	$	---	$	---	$	---
Cash received from option exercises		---		---		---
Tax benefit realized from option exercises		---		---		---

There was no compensation cost for stock options in 2016, 2015 and 2014.

As of December 31, 2016, there was no unrecognized cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	197,846	$5.34	$1,196,968
Granted	46,025	9.67	479,120
Vested	(111,323)	5.28	1,158,872
Forfeited	---	---	---
Outstanding at December 31, 2016	132,548	$6.88	$1,379,825

Compensation cost related to restricted stock awards totaled $536,000, $478,000 and $338,000 for 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $864,000 of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.46 years.  The total grant date fair value of restricted stock awards vested during 2016 was $588,000.  The total grant date fair value of restricted stock awards vested during 2015 was $471,000.  The total grant date fair value of restricted stock awards vested during 2014 was $299,000.

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Beginning January 1, 2013, the Company’s contribution was set using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $673,000, $665,000 and $630,000 for 2016, 2015 and 2014, respectively.

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
December 31, 2016 and 2015

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2016	2015	2014
Net income available to common shares	$15,951	$12,794	$10,473

Weighted average shares outstanding, including participating stock awards - Basic	33,922,548	33,872,814	33,803,030

Dilutive potential common shares:
Stock options	---	---	---
Stock warrants	---	---	---
Weighted average shares outstanding - Diluted	33,922,548	33,872,814	33,803,030
Basic earnings per common share	$0.47	$0.38	$0.31
Diluted earnings per common share	$0.47	$0.38	$0.31

Stock options for 53,000, 102,299 and 260,261 shares of common stock were not considered in computing diluted earnings per share for 2016, 2015 and 2014, respectively, because they were antidilutive.

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2016	2015	2014
Current	$5,289	$2,335	$1,724
Deferred	942	3,291	2,849
	$6,231	$5,626	$4,573

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2016	2015	2014
Statutory rate	35%	35%	35%
Statutory rate applied to income before taxes	$7,764	$6,447	$5,266
Deduct
Tax-exempt interest income	(620)	(529)	(391)
Bank-owned life insurance	(342)	(232)	(237)
Tax return credits and other adjustments	(513)	---	---
Other, net	(58)	(60)	(65)
	$6,231	$5,626	$4,573

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.    No valuation allowance was necessary at December 31, 2016, 2015 or 2014.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2016	2015
Deferred tax assets
Allowance for loan losses	$5,937	$5,978
Nonaccrual loan interest	718	850
Valuation allowance on other real estate owned	3,714	3,782
Unrealized loss on securities available for sale	799	---
Other	176	647
Gross deferred tax assets	11,344	11,257
Valuation allowance	---	---
Total net deferred tax assets	11,344	11,257

Deferred tax liabilities
Depreciation	(1,705)	(1,739)
Prepaid expenses	(399)	(191)
Unrealized gain on securities available for sale	---	(187)
Other	(377)	(321)
Gross deferred tax liabilities	(2,481)	(2,438)
Net deferred tax asset	$8,863	$8,819

There were no unrecognized tax benefits at December 31, 2016 or 2015 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2012.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at year-end (dollars in thousands):

	2016	2015
Commitments to make loans	$90,293	$97,991
Letters of credit	13,823	12,976
Unused lines of credit	437,435	426,080

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $19.8 million and $19.8 million at December 31, 2016 and 2015, respectively.

At year-end 2016 approximately 47.0% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to the prime rate.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of December 31, 2016, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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
December 31, 2016 and 2015

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

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
CET1 capital (to risk weighted assets)
Consolidated	$163,663	11.0%	$66,743	4.5%	$76,013	5.1%	N/A	N/A
Bank	197,972	13.4	66,737	4.5	76,006	5.1	$96,398	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	203,663	13.7	88,991	6.0	98,261	6.6	N/A	N/A
Bank	197,972	13.4	88,983	6.0	98,252	6.6	118,644	8.0
Total capital (to risk weighted assets)
Consolidated	220,625	14.9	118,655	8.0	127,925	8.6	N/A	N/A
Bank	214,934	14.5	118,644	8.0	127,913	8.6	148,305	10.0
Tier 1 capital (to average assets)
Consolidated	203,663	12.0	67,810	4.0	N/A	N/A	N/A	N/A
Bank	197,972	11.7	67,742	4.0	N/A	N/A	84,677	5.0

December 31, 2015
CET1 capital (to risk weighted assets)
Consolidated	$151,630	10.8%	$63,479	4.5%	N/A	N/A	N/A	N/A
Bank	186,930	13.2	63,463	4.5	N/A	N/A	$91,668	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	191,630	13.6	84,638	6.0	N/A	N/A	N/A	N/A
Bank	186,930	13.2	84,617	6.0	N/A	N/A	112,822	8.0
Total capital (to risk weighted assets)
Consolidated	208,711	14.8	112,851	8.0	N/A	N/A	N/A	N/A
Bank	203,471	14.4	112,822	8.0	N/A	N/A	141,028	10.0
Tier 1 capital (to average assets)
Consolidated	191,630	11.5	66,400	4.0	N/A	N/A	N/A	N/A
Bank	186,930	11.2	66,332	4.0	N/A	N/A	82,915	5.0

Approximately $40.0 million of trust preferred securities outstanding at December 31, 2016 and 2015, respectively, qualified as Tier 1 capital.

The Bank was categorized as "well capitalized" at December 31, 2016 and 2015.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 17 – SHAREHOLDERS' EQUITY (Continued)

Issuance of Capital

A summary of the capital instruments activity during recent years is as follows:

Warrants

In 2009 the Company issued warrants to purchase a total of 1,478,811 shares of common stock at an exercise price of $9.00 per share.  These warrants expired in 2015 (five years after commencement of exercise period), with one warrant to purchase 392 shares having been executed during the exercise period.

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2016	2015
ASSETS
Cash and cash equivalents	$5,542	$4,818
Investment in Bank subsidiary	196,548	186,737
Investment in other subsidiaries	1,471	1,478
Other assets	134	362
Total assets	$203,695	$193,395

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	41,238	41,238
Other liabilities	218	180
Total liabilities	41,456	41,418
Total shareholders' equity	162,239	151,977
Total liabilities and shareholders' equity	$203,695	$193,395

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2016	2015	2014
INCOME
Dividends from subsidiaries	$6,238	$5,160	$4,139
Other	---	---	---
Total income	6,238	5,160	4,139
EXPENSE
Interest expense	1,503	1,331	1,311
Other expense	665	592	611
Total expense	2,168	1,923	1,922
Income before income tax and equity in undistributed earnings of subsidiaries	4,070	3,237	2,217
Equity in undistributed earnings of subsidiaries	11,128	8,893	7,592
Income before income tax	15,198	12,130	9,809
Income tax benefit	(753)	(664)	(664)
Net income	$15,951	$12,794	$10,473
Comprehensive income	$14,120	$13,080	$12,489

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	2016	2015	2014
Cash flows from operating activities
Net income	$15,951	$12,794	$10,473
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(11,128)	(8,893)	(7,592)
Stock compensation expense	33	18	2
Change in other assets	148	2,237	673
Change in other liabilities	38	(9)	(29)
Net cash from operating activities	5,042	6,147	3,527
Cash flows from investing activities
Investment in subsidiaries	---	---	---
Net cash from investing activities	---	---	---
Cash flows from financing activities
Proceeds from issuance of common stock	---	---	4
Cash dividends paid	(4,049)	(3,702)	(2,689)
Common stock issuance costs	---	---	(102)
Repurchases of shares	(269)	(171)	(106)
Net cash from financing activities	(4,318)	(3,873)	(2,893)
Net change in cash and cash equivalents	724	2,274	634
Cash and cash equivalents at beginning of year	4,818	2,544	1,910
Cash and cash equivalents at end of year	$5,542	$4,818	$2,544

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2016
First quarter	$13,008	$11,738	$(100)	$3,495	$0.10	$0.10
Second quarter	12,873	11,608	(750)	3,745	0.11	0.11
Third quarter	13,122	11,902	(250)	4,603	0.14	0.14
Fourth quarter	13,496	12,292	(250)	4,108	0.12	0.12

2015
First quarter	$12,011	$10,652	$(1,000)	$2,840	$0.08	$0.08
Second quarter	12,238	10,845	(500)	3,215	0.09	0.09
Third quarter	12,427	11,121	(250)	3,201	0.09	0.09
Fourth quarter	12,709	11,461	(1,750)	3,538	0.10	0.10

Net income for the first quarter of 2016 was positively impacted by the distribution of $290,000 in net benefits from bank owned life insurance due to the death of a former employee.  Net income for the third quarter of 2016 was positively impacted by $513,000 due to the realization of certain tax credits and other adjustments from the Company’s 2015 federal income tax return which was filed during the quarter.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2016.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on those criteria.

BDO USA, LLP, an independent registered certified public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Macatawa Bank Corporation
Holland, Michigan

We have audited Macatawa Bank Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Macatawa Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macatawa Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macatawa Bank Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 16, 2017

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 2, 2017 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 2, 2017 Annual Meeting of Shareholders is here incorporated by reference.

2
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 2, 2017 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2016.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	53,000	$8.57	1,365,975
Equity compensation plans not approved by security holders	0	N/A	0
Total	53,000	$8.57	1,365,975

(1)
Consists of the Macatawa Bank Corporation Stock Compensation Plan, the Macatawa Bank Corporation 2006 Stock Compensation Plan, the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan and the Macatawa Bank Corporation Stock Incentive Plan of 2015.  Stock options may no longer be issued under the Macatawa Bank Corporation Stock Compensation Plan, the Macatawa Bank Corporation 2006 Stock Compensation Plan or the Macatawa Bank Corporation 2006 Directors’ Stock Compensation Plan.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (1,365,975 shares) represents shares that may be issued other than upon the exercise of an option, warrant or right.  Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 2, 2017 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 2, 2017 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
 Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014 Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
 Notes to Consolidated Financial Statements

(a) 2.	Financial statement schedules are omitted because they are not required or because the information is set forth in the consolidated financial statements or related notes.
(a) 3.	The following exhibits are filed as part of this report:

Exhibit Number and Description
3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
3.2
Bylaws.  Previously filed with the Commission on February 19, 2015 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, Exhibit 3.2.  Here incorporated by reference.

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

10.1*
Macatawa Bank Corporation Stock Compensation Plan.  Previously filed with the Commission on February 18, 2016 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, Exhibit 10.1.  Here incorporated by reference.

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

10.9*
Change in control agreements between Macatawa Bank Corporation and its Chief Executive Officer, its Chief Operating Officer, and its Chief Financial Officer.  Previously filed with the Commission on Form 8-K on June 22, 2015, Exhibits 10.1 and 10.2, and on Form 8-K on February 1, 2017, Exhibit 10.1.  Here incorporated by reference.

10.10
Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors.  Previously filed with the Commission on February 18, 2016 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, Exhibit 10.10.  Here incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 16, 2017.

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

Signature

	*/s/ Richard L. Postma	February 16, 2017
Richard L. Postma, Chairman of the Board

	/s/ Ronald L. Haan	February 16, 2017
Ronald L. Haan, Chief Executive Officer

	*/s/ Mark J. Bugge	February 16, 2017
Mark J. Bugge, Director

	*/s/ Arend D. Lubbers	February 16, 2017
Arend D. Lubbers, Director

	*/s/ Thomas J. Wesholski	February 16, 2017
Thomas J. Wesholski, Director

	*/s/ Douglas B. Padnos	February 16, 2017
Douglas B. Padnos, Director

	*/s/ Michael K. Le Roy	February 16, 2017
Michael K. Le Roy, Director

	*/s/ Charles A. Geenen	February 16, 2017
Charles A. Geenen, Director

	*/s/ Birgit M. Klohs	February 16, 2017
Birgit M. Klohs, Director

	*/s/ Robert L. Herr	February 16, 2017
Robert L. Herr, Director

	*/s/ Thomas P. Rosenbach	February 16, 2017
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact