Form 10-Q
period 2017-03-31
MACATAWA BANK CORP
filed 2017-04-27
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,944,789 shares of the Company's Common Stock (no par value) were outstanding as of April 27, 2017.

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

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

Index
Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 (unaudited) and December 31, 2016
(Dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$30,631	$27,690
Federal funds sold and other short-term investments	83,118	62,129
Cash and cash equivalents	113,749	89,819
Securities available for sale, at fair value	184,605	184,433
Securities held to maturity (fair value 2017 - $69,079 and 2016 - $69,849)	68,473	69,378
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	2,767	2,181
Total loans	1,266,128	1,280,812
Allowance for loan losses	(16,696)	(16,962)
Net loans	1,249,432	1,263,850
Premises and equipment – net	49,832	50,026
Accrued interest receivable	4,204	4,092
Bank-owned life insurance	39,524	39,274
Other real estate owned - net	12,074	12,253
Net deferred tax asset	8,330	8,863
Other assets	4,305	5,286
Total assets	$1,748,853	$1,741,013

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$466,415	$501,478
Interest-bearing	966,731	947,246
Total deposits	1,433,146	1,448,724
Other borrowed funds	102,785	84,173
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	5,539	4,639
Total liabilities	1,582,708	1,578,774

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,944,788 and 33,940,788 shares issued and outstanding at March 31, 2017 and December 31, 2016	216,845	216,731
Retained deficit	(49,905)	(53,008)
Accumulated other comprehensive income (loss)	(795)	(1,484)
Total shareholders' equity	166,145	162,239
Total liabilities and shareholders' equity	$1,748,853	$1,741,013

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three Month Periods Ended March 31, 2017 and 2016
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest income
Loans, including fees	$12,455	$11,756
Securities
Taxable	639	550
Tax-exempt	538	433
FHLB Stock	124	124
Federal funds sold and other short-term investments	92	145
Total interest income	13,848	13,008
Interest expense
Deposits	481	463
Other borrowings	382	442
Long-term debt	402	365
Total interest expense	1,265	1,270
Net interest income	12,583	11,738
Provision for loan losses	(500)	(100)
Net interest income after provision for loan losses	13,083	11,838
Noninterest income
Service charges and fees	1,060	1,047
Net gains on mortgage loans	428	487
Trust fees	778	708
ATM and debit card fees	1,201	1,186
Gain on sales of securities	3	89
Bank owned life insurance ("BOLI") income	238	444
Other	523	647
Total noninterest income	4,231	4,608
Noninterest expense
Salaries and benefits	5,999	6,187
Occupancy of premises	1,026	982
Furniture and equipment	732	865
Legal and professional	225	159
Marketing and promotion	227	275
Data processing	682	659
FDIC assessment	136	251
Interchange and other card expense	313	286
Bond and D&O Insurance	117	132
Net losses (gains) on repossessed and foreclosed properties	(85)	36
Administration and disposition of problem assets	180	375
Other	1,336	1,344
Total noninterest expenses	10,888	11,551
Income before income tax	6,426	4,895
Income tax expense	1,966	1,400
Net income	$4,460	$3,495
Basic earnings per common share	$0.13	$0.10
Diluted earnings per common share	$0.13	$0.10
Cash dividends per common share	$0.04	$0.03

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Month Periods Ended March 31, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net income	$4,460	$3,495

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	1,063	1,064
Tax effect	(372)	(372)
Net change in unrealized gains (losses) on securities available for sale, net of tax	691	692

Less: reclassification adjustments:
Reclassification for gains included in net income	3	89
Tax effect	(1)	(31)
Reclassification for gains included in net income, net of tax	2	58

Other comprehensive income (loss), net of tax	689	634
Comprehensive income	$5,149	$4,129

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Periods Ended March 31, 2017 and 2016
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2016	$216,540	$(64,910)	$347	$151,977
Net income for the three months ended March 31, 2016	---	3,495	---	3,495
Cash dividends at $.03 per share	---	(1,012)	---	(1,012)
Net change in unrealized gain on securities available for sale, net of tax	---	---	634	634
Stock compensation expense	147	---	---	147
Balance, March 31, 2016	$216,687	$(62,427)	$981	$155,241

Balance, January 1, 2017	$216,731	$(53,008)	$(1,484)	$162,239
Net income for the three months ended March 31, 2017	---	4,460	---	4,460
Cash dividends at $.04 per share	---	(1,357)	---	(1,357)
Net change in unrealized loss on securities available for sale, net of tax	---	---	689	689
Stock compensation expense	114	---	---	114
Balance, March 31, 2017	$216,845	$(49,905)	$(795)	$166,145

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities
Net income	$4,460	$3,495
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	537	659
Stock compensation expense	114	147
Provision for loan losses	(500)	(100)
Origination of loans for sale	(16,960)	(18,883)
Proceeds from sales of loans originated for sale	16,802	19,887
Net gains on mortgage loans	(428)	(487)
Gain on sales of securities	(3)	(89)
Write-down of other real estate	64	129
Net gain on sales of other real estate	(149)	(92)
Deferred income tax expense	162	(68)
Change in accrued interest receivable and other assets	869	(1,124)
Earnings in bank-owned life insurance	(238)	(444)
Change in accrued expenses and other liabilities	664	2,073
Net cash from operating activities	5,394	5,103

Cash flows from investing activities
Loan originations and payments, net	14,862	(18,206)
Change in interest-bearing deposits in other financial institutions	---	20,000
Purchases of securities available for sale	(8,867)	(21,802)
Proceeds from:
Maturities and calls of securities	6,457	12,883
Sales of securities available for sale	3,440	9,418
Principal paydowns on securities	1,109	911
Sales of other real estate	320	1,475
Death benefit from bank-owned life insurance	---	518
Additions to premises and equipment	(462)	(154)
Net cash from investing activities	16,859	5,043

Cash flows from financing activities
Change in deposits	(15,578)	(94,678)
Repayments and maturities of other borrowed funds	(1,388)	(1,329)
Proceeds from other borrowed funds	20,000	---
Cash dividends paid	(1,357)	(1,012)
Net cash from financing activities	1,677	(97,019)
Net change in cash and cash equivalents	23,930	(86,873)
Cash and cash equivalents at beginning of period	89,819	181,476
Cash and cash equivalents at end of period	$113,749	$94,603

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three Month Periods Ended March 31, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Supplemental cash flow information
Interest paid	$1,272	$1,270
Income taxes paid	---	---
Supplemental noncash disclosures:
Transfers from loans to other real estate	56	102
Security settlement	236	1,012

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

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2017, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2017 and December 31, 2016, the total notional amount of such agreements was $43.5 million and $48.1 million and resulted in a derivative asset with a fair value of $383,000 and $494,000, respectively, which were included in other assets and a derivative liability of $383,000 and $494,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  The Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The amendments are effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods.  The impact of adoption of this ASU by the Company was not material as no stock awards vested in the three months ended March 31, 2017, but could cause some volatility in income tax expense in future periods where stock awards vest.

FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities.  This ASU changes generally accepted accounting principles (“GAAP”) to require premiums on purchased callable debt securities to be amortized to the earliest call date.  Previous GAAP allowed entities to amortize to contractual maturity or to call date.  The amendments in this ASU are effective for annual periods beginning after December 15, 2018, with early adoption permitted.  As the Company has consistently amortized premiums on its purchased callable debt securities, the Company has elected to early adopt this ASU effective January 1, 2017.  There was no impact of adoption of this ASU by the Company.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Available for Sale:
U.S. Treasury and federal agency securities	$86,517	$61	$(900)	$85,678
U.S. Agency MBS and CMOs	11,306	16	(157)	11,165
Tax-exempt state and municipal bonds	39,746	411	(348)	39,809
Taxable state and municipal bonds	34,757	82	(342)	34,497
Corporate bonds and other debt securities	12,002	16	(32)	11,986
Other equity securities	1,500	---	(30)	1,470
	$185,828	$586	$(1,809)	$184,605

Held to Maturity
Tax-exempt state and municipal bonds	$68,473	$683	$(77)	$69,079

December 31, 2016
Available for Sale:
U.S. Treasury and federal agency securities	$85,582	$49	$(1,281)	$84,350
U. S. Agency MBS and CMOs	12,037	11	(231)	11,817
Tax-exempt state and municipal bonds	39,578	212	(603)	39,187
Taxable state and municipal bonds	34,255	65	(437)	33,883
Corporate bonds and other debt securities	13,765	16	(55)	13,726
Other equity securities	1,500	---	(30)	1,470
	$186,717	$353	$(2,637)	$184,433

Held to Maturity:
Tax-exempt state and municipal bonds	$69,378	$573	$(102)	$69,849

Proceeds from the sale of securities available for sale were $3.4 million and $9.4 million, respectively, in the three month periods ended March 31, 2017 and 2016 resulting in net gain on sale of $3,000 and $89,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in a reclassification of $3,000 ($2,000 net of tax) for the three months ended March 31, 2017 and $89,000 ($58,000 net of tax) for the three months ended March 31, 2016 from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income.

Contractual maturities of debt securities at March 31, 2017 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$24,552	$24,519	$18,210	$18,212
Due from one to five years	14,710	15,048	96,325	95,760
Due from five to ten years	8,279	8,471	54,895	54,526
Due after ten years	20,932	21,041	14,898	14,637
	$68,473	$69,079	$184,328	$183,135

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$60,493	$(890)	$3,039	$(10)	$63,532	$(900)
U.S. Agency MBS and CMOs	10,114	(157)	---	---	10,114	(157)
Tax-exempt state and municipal bonds	37,802	(412)	397	(8)	38,199	(420)
Taxable state and municipal bonds	19,139	(347)	---	---	19,139	(347)
Corporate bonds and other debt securities	5,628	(28)	500	(4)	6,128	(32)
Other equity securities	1,470	(30)	---	---	1,470	(30)
Total temporarily impaired	$134,646	$(1,864)	$3,936	$(22)	$138,582	$(1,886)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$59,129	$(1,271)	$3,053	$(10)	$62,182	$(1,281)
U.S. Agency MBS and CMOs	10,702	(231)	---	---	10,702	(231)
Tax-exempt state and municipal bonds	49,508	(698)	1,672	(7)	51,180	(705)
Taxable state and municipal bonds	22,633	(437)	---	---	22,633	(437)
Corporate bonds and other debt securities	5,745	(50)	500	(5)	6,245	(55)
Other equity securities	1,470	(30)	---	---	1,470	(30)
Total temporarily impaired	$149,187	$(2,717)	$5,225	$(22)	$154,412	$(2,739)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three month periods ended March 31, 2017 and 2016.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2017 and December 31, 2016.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Commercial and industrial	$453,311	$449,342

Commercial real estate:
Residential developed	10,188	11,970
Unsecured to residential developers	4,785	4,734
Vacant and unimproved	44,950	40,286
Commercial development	499	378
Residential improved	73,064	75,348
Commercial improved	277,898	289,478
Manufacturing and industrial	97,424	95,787
Total commercial real estate	508,808	517,981

Consumer
Residential mortgage	212,949	217,614
Unsecured	343	396
Home equity	83,666	88,113
Other secured	7,051	7,366
Total consumer	304,009	313,489

Total loans	1,266,128	1,280,812
Allowance for loan losses	(16,696)	(16,962)
	$1,249,432	$1,263,850

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,345	$6,703	$3,871	$43	$16,962
Charge-offs	---	---	(26)	---	(26)
Recoveries	23	162	75	---	260
Provision for loan losses	101	(267)	(329)	(5)	(500)
Ending Balance	$6,469	$6,598	$3,591	$38	$16,696

Three months ended March 31, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,826	$8,457	$3,761	$37	$17,081
Charge-offs	---	---	(76)	---	(76)
Recoveries	49	121	54	---	224
Provision for loan losses	70	(129)	(40)	(1)	(100)
Ending Balance	$4,945	$8,449	$3,699	$36	$17,129

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$642	$304	$702	$	---	$1,648
Collectively evaluated for impairment	5,827	6,294	2,889		38	15,048
Total ending allowance balance	$6,469	$6,598	$3,591		$38	$16,696

Loans:
Individually reviewed for impairment	$7,445	$9,931	$11,400	$	---	$28,776
Collectively evaluated for impairment	445,866	498,877	292,609		---	1,237,352
Total ending loans balance	$453,311	$508,808	$304,009	$	---	$1,266,128

December 31, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$605	$368	$723	$	---	$1,696
Collectively evaluated for impairment	5,740	6,335	3,148		43	15,266
Total ending allowance balance	$6,345	$6,703	$3,871		$43	$16,962

Loans:
Individually reviewed for impairment	$5,994	$11,934	$11,726	$	---	$29,654
Collectively evaluated for impairment	443,348	506,047	301,763		---	1,251,158
Total ending loans balance	$449,342	$517,981	$313,489	$	---	$1,280,812

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2017 (dollars in thousands):

March 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,921	$3,921	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	---	---		---
Residential improved	27	27		---
Commercial improved	---	---		---
Manufacturing and industrial	---	---		---
	27	27		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$3,948	$3,948	$	---

With an allowance recorded:
Commercial and industrial	$3,524	$3,524		$642

Commercial real estate:
Residential developed	185	185		3
Unsecured to residential developers	---	---		---
Vacant and unimproved	375	375		10
Commercial development	189	189		6
Residential improved	2,815	2,815		149
Commercial improved	6,116	6,116		132
Manufacturing and industrial	224	224		4
	9,904	9,904		304
Consumer:
Residential mortgage	7,467	7,467		460
Unsecured	---	---		---
Home equity	3,933	3,933		242
Other secured	---	---		---
	11,400	11,400		702
Total with an allowance recorded	$24,828	$24,828		$1,648
Total	$28,776	$28,776		$1,648

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Average of impaired loans during the period:
Commercial and industrial	$6,843	$8,265

Commercial real estate:
Residential developed	185	---
Unsecured to residential developers	---	---
Vacant and unimproved	379	446
Commercial development	189	192
Residential improved	4,086	5,543
Commercial improved	6,158	9,537
Manufacturing and industrial	225	239

Consumer	11,495	13,140

Interest income recognized during impairment:
Commercial and industrial	278	298
Commercial real estate	126	201
Consumer	109	122

Cash-basis interest income recognized
Commercial and industrial	265	288
Commercial real estate	123	200
Consumer	107	123

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and December 31, 2016:

March 31, 2017	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$127	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	79		---
Commercial improved	124		---
Manufacturing and industrial	---		---
	252		---
Consumer:
Residential mortgage	2		---
Unsecured	13		---
Home equity	7		---
Other secured	---		---
	22		---
Total	$401	$	---

December 31, 2016	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$36	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	6		---
Commercial improved	128		---
Manufacturing and industrial	---		---
	183		---
Consumer:
Residential mortgage	58		---
Unsecured	16		---
Home equity	7		---
Other secured	---		---
	81		---
Total	$300	$	---

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans (dollars in thousands):

March 31, 2017	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$30	$121	$151	$453,160	$453,311

Commercial real estate:
Residential developed	---	---	---	10,188	10,188
Unsecured to residential developers	---	---	---	4,785	4,785
Vacant and unimproved	---	---	---	44,950	44,950
Commercial development	189	49	238	261	499
Residential improved	92	79	171	72,893	73,064
Commercial improved	124	---	124	277,774	277,898
Manufacturing and industrial	---	---	---	97,424	97,424
	405	128	533	508,275	508,808
Consumer:
Residential mortgage	204	---	204	212,745	212,949
Unsecured	12	---	12	331	343
Home equity		---	---	83,666	83,666
Other secured	15	---	15	7,036	7,051
	231	---	231	303,778	304,009
Total	$666	$249	$915	$1,265,213	$1,266,128

December 31, 2016	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$425	$28	$453	$448,889	$449,342

Commercial real estate:
Residential developed	---	---	---	11,970	11,970
Unsecured to residential developers	---	---	---	4,734	4,734
Vacant and unimproved	---	---	---	40,286	40,286
Commercial development	---	49	49	329	378
Residential improved	74	5	79	75,269	75,348
Commercial improved	478	---	478	289,000	289,478
Manufacturing and industrial	---	---	---	95,787	95,787
	552	54	606	517,375	517,981
Consumer:
Residential mortgage	64	56	120	217,494	217,614
Unsecured	---	---	---	396	396
Home equity	187	---	187	87,926	88,113
Other secured	81	---	81	7,285	7,366
	332	56	388	313,101	313,489
Total	$1,309	$138	$1,447	$1,279,365	$1,280,812

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,648,000 and $1,696,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2017 and December 31, 2016, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	24	$7,444	25	$5,994
Commercial real estate	43	9,931	49	11,933
Consumer	111	11,782	116	12,059
	178	$29,157	190	$29,986

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of March 31, 2017 and December 31, 2016.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	March 31, 2017		December 31, 2016
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		23,215		25,665
Accruing TDR - upgraded to accruing after six consecutive payments		5,800		4,172
		$29,015		$29,837

The following tables present information regarding troubled debt restructurings executed during the three month periods ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---
Commercial real estate	---		---		---	---		---		---
Consumer	---		---		---	4		238		---
	---		---	$	---	4		$238	$	---

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

Payment defaults on TDRs have been minimal and during the three months ended March 31, 2017 and 2016, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of March 31, 2017 and December 31, 2016, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2017		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$24,690	$111,044	$297,713	$12,063	$7,674	$127	$	---	$453,311

Commercial real estate:
Residential developed		---	---	1,703	7,640	845	---	---		---	10,188
Unsecured to residential developers		---	---	---	4,785	---	---	---		---	4,785
Vacant and unimproved		---	---	21,257	20,157	3,536	---	---		---	44,950
Commercial development		---	---	121	139	---	190	49		---	499
Residential improved		---	---	6,132	62,688	2,572	1,593	79		---	73,064
Commercial improved		---	3,656	58,960	206,827	7,233	1,098	124		---	277,898
Manufacturing & industrial		---	1,587	37,797	55,153	2,308	579	---		---	97,424
	$	---	$29,933	$237,014	$655,102	$28,557	$11,134	$379	$	---	$962,119

December 31, 2016		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$27,619	$118,243	$282,527	$14,610	$6,307	$36	$	---	$449,342

Commercial real estate:
Residential developed		---	---	2,328	8,786	856	---	---		---	11,970
Unsecured to residential developers		---	---	---	4,734	---	---	---		---	4,734
Vacant and unimproved		---	---	17,672	19,028	3,586	---	---		---	40,286
Commercial development		---	---	---	140	---	189	49		---	378
Residential improved		---	---	7,100	63,957	2,628	1,657	6		---	75,348
Commercial improved		---	2,433	66,259	210,449	9,084	1,125	128		---	289,478
Manufacturing & industrial		---	1,665	38,719	51,718	3,076	609	---		---	95,787
	$	---	$31,717	$250,321	$641,339	$33,840	$9,887	$219	$	---	$967,323

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2017	December 31, 2016
Not classified as impaired	$2,434	$2,608
Classified as impaired	9,079	7,498
Total commercial loans classified substandard or worse	$11,513	$10,106

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2017	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$212,949	$343	$83,666	$7,051
Nonperforming	---	---	---	---
Total	$212,949	$343	$83,666	$7,051

December 31, 2016	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$217,558	$396	$88,113	$7,366
Nonperforming	56	---	---	---
Total	$217,614	$396	$88,113	$7,366

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016
Beginning balance	$22,864	$28,377	$28,377
Additions, transfers from loans	56	339	102
Proceeds from sales of other real estate owned	(320)	(5,339)	(1,475)
Valuation allowance reversal upon sale	(250)	(1,158)	(251)
Gain on sales of other real estate owned	149	645	92
	22,499	22,864	26,845
Less: valuation allowance	(10,425)	(10,611)	(10,683)
Ending balance	$12,074	$12,253	$16,162

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Beginning balance	$10,611	$10,805
Additions charged to expense	64	129
Reversals upon sale	(250)	(251)
Ending balance	$10,425	$10,683

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
U.S. Treasury and federal agency securities	$85,678	$	---	$85,678	$	---
U.S. Agency MBS and CMOs	11,165		---	11,165		---
Tax-exempt state and municipal bonds	39,809		---	39,809		---
Taxable state and municipal bonds	34,497		---	34,497		---
Corporate bonds and other debt securities	11,986		---	11,986		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	2,767		---	2,767		---
Interest rate swaps	383		---	---		383
Interest rate swaps	(383)		---	---		(383)

December 31, 2016
U.S. Treasury and federal agency securities	$84,350	$	---	$84,350	$	---
U.S. Agency MBS and CMOs	11,817		---	11,817		---
Tax-exempt state and municipal bonds	39,187		---	39,187		---
Taxable state and municipal bonds	33,883		---	33,883		---
Corporate bonds and other debt securities	13,726		---	13,726		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	2,181		---	2,181		---
Interest rate swaps	494		---	---		494
Interest rate swaps	(494)		---	---		(494)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2017
Impaired loans	$3,282	$	---	$	---	$3,282
Other real estate owned	9,400		---		---	9,400

December 31, 2016
Impaired loans	$3,436	$	---	$	---	$3,436
Other real estate owned	9,542		---		---	9,542

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2017
Impaired Loans	$3,282	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 35.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	9,400	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 42.0
		Income approach	Capitalization rate	9.5 to 11.5

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2016
Impaired Loans	$3,436	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to35.0
		Income approach	Capitalization rate	9.5 to 11.5

Other real estate owned	9,542	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 32.5
		Income approach	Capitalization rate	9.5 to 11.5

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2017 and December 31, 2016 (dollars in thousands):

Financial assets	Level in Fair Value Hierarchy	March 31, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and due from banks	Level 1	$30,631	$30,631	$27,690	$27,690
Cash equivalents	Level 2	83,118	83,118	62,129	62,129
Securities held to maturity	Level 3	68,473	69,079	69,378	69,849
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,245,996	1,234,716	1,260,414	1,247,842
Bank owned life insurance	Level 3	39,524	39,524	39,274	39,274
Accrued interest receivable	Level 2	4,204	4,204	4,092	4,092

Financial liabilities
Deposits	Level 2	(1,433,146)	(1,433,068)	(1,448,724)	(1,448,692)
Other borrowed funds	Level 2	(102,785)	(102,595)	(84,173)	(84,051)
Long-term debt	Level 2	(41,238)	(36,277)	(41,238)	(36,112)
Accrued interest payable	Level 2	(275)	(275)	(282)	(282)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Noninterest-bearing demand	$466,415	$501,478
Interest bearing demand	342,812	340,715
Savings and money market accounts	548,761	532,853
Certificates of deposit	75,158	73,678
	$1,433,146	$1,448,724

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $18.1 million at March 31, 2017 and $17.4 million at December 31, 2016.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2017
Single maturity fixed rate advances	$100,000	April 2017 to April 2021	1.41%
Amortizable mortgage advances	2,785	March 2018 to July 2018	3.75%
	$102,785

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2016
Single maturity fixed rate advances	$80,000	February 2018 to April 2021	1.60%
Amortizable mortgage advances	4,173	March 2018 to July 2018	3.78%
	$84,173

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $464,498,000 and $424,951,000 under a blanket lien arrangement at March 31, 2017 and December 31, 2016, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Scheduled repayments of FHLB advances as of March 31, 2017 were as follows (in thousands):

2017	$20,667
2018	52,118
2019	10,000
2020	10,000
2021	10,000
Thereafter	---
$102,785

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2017 and December 31, 2016, and the Company had approximately $16.3 million and $18.1 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $20.4 million and $20.7 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2017 and 2016 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net income available to common shares	$4,460	$3,495

Weighted average shares outstanding, including participating stock awards - Basic	33,941,010	33,925,113

Dilutive potential common shares:
Stock options	7,574	---
Stock warrants	---	---
Weighted average shares outstanding - Diluted	33,948,584	33,925,113
Basic earnings per common share	$0.13	$0.10
Diluted earnings per common share	$0.13	$0.10

Stock options for 101,473 shares of common stock for the three month period ended March 31, 2016, were not considered in computing diluted earnings per share because they were antidilutive. There were no antidilutive shares of common stock at March 31, 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Current	$1,804	$1,468
Deferred	162	(68)
	$1,966	$1,400

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Statutory rate	35%	35%
Statutory rate applied to income before taxes	$2,249	$1,713
Deduct
Tax-exempt interest income	(183)	(148)
Bank-owned life insurance	(83)	(155)
Other, net	(17)	(10)
	$1,966	$1,400

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at March 31, 2017 or December 31, 2016.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2017	December 31, 2016
Deferred tax assets
Allowance for loan losses	$5,844	$5,937
Nonaccrual loan interest	642	718
Valuation allowance on other real estate owned	3,649	3,714
Unrealized loss on securities available for sale	428	799
Other	216	176
Gross deferred tax assets	10,779	11,344
Valuation allowance	---	---
Total net deferred tax assets	10,779	11,344

Deferred tax liabilities
Depreciation	(1,655)	(1,705)
Prepaid expenses	(399)	(399)
Unrealized gain on securities available for sale	---	---
Other	(395)	(377)
Gross deferred tax liabilities	(2,449)	(2,481)
Net deferred tax asset	$8,330	$8,863

There were no unrecognized tax benefits at March 31, 2017 or December 31, 2016 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2013.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2017	December 31, 2016
Commitments to make loans	$95,653	$90,293
Letters of credit	13,598	13,823
Unused lines of credit	446,346	437,435

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $16.8 million and $19.8 million at March 31, 2017 and December 31, 2016, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At March 31, 2017, approximately 37.5% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2017, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2017 and December 31, 2016, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
CET1 capital (to risk weighted assets)
Consolidated	$166,880	11.3%	$66,557	4.5%	$85,045	5.8%	N/A	N/A
Bank	201,129	13.6	66,552	4.5	85,038	5.8	$96,130	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	206,880	14.0	88,742	6.0	107,230	7.3	N/A	N/A
Bank	201,129	13.6	88,736	6.0	107,222	7.3	118,314	8.0
Total capital (to risk weighted assets)
Consolidated	223,575	15.1	118,323	8.0	136,811	9.3	N/A	N/A
Bank	217,825	14.7	118,314	8.0	136,801	9.3	147,893	10.0
Tier 1 capital (to average assets)
Consolidated	206,880	12.1	68,329	4.0	N/A	N/A	N/A	N/A
Bank	201,129	11.8	68,264	4.0	N/A	N/A	85,330	5.0

December 31, 2016
CET1 capital (to risk weighted assets)
Consolidated	$163,663	11.0%	$66,743	4.5%	$76,013	5.1%	N/A	N/A
Bank	197,972	13.4	66,737	4.5	76,006	5.1	$96,398	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	203,663	13.7	88,991	6.0	98,261	6.6	N/A	N/A
Bank	197,972	13.4	88,983	6.0	98,252	6.6	118,644	8.0
Total capital (to risk weighted assets)
Consolidated	220,625	14.9	118,655	8.0	127,925	8.6	N/A	N/A
Bank	214,934	14.5	118,644	8.0	127,913	8.6	148,305	10.0
Tier 1 capital (to average assets)
Consolidated	203,663	12.0	67,810	4.0	N/A	N/A	N/A	N/A
Bank	197,972	11.7	67,742	4.0	N/A	N/A	84,677	5.0

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2017 and December 31, 2016, respectively, qualified as Tier 1 capital. Refer to our 2016 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2017 and December 31, 2016.

Index
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and a registered bank holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in our Consolidated Financial Statements. For further information regarding consolidation, see the Notes to Consolidated Financial Statements.

At March 31, 2017, we had total assets of $1.75 billion, total loans of $1.27 billion, total deposits of $1.43 billion and shareholders' equity of $166.1 million.  During the first quarter of 2017, we recognized net income of $4.5 million compared to net income of $3.5 million in the first quarter of 2016.  The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2017.

We paid a dividend of $0.02 per share in each quarter in 2014 and in the first quarter of 2015, increasing to $0.03 per share in the second through fourth quarters of 2015 and each quarter of 2016.  We increased the dividend to $0.04 per share in the first quarter of 2017.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended March 31, 2017 was $4.5 million, compared to net income of $3.5 million in the first quarter of 2016. Net income per common share on a diluted basis was $0.13 for the first quarter of 2017 and $0.10 for the first quarter of 2016.

The increase in earnings in the first quarter of 2017 compared to the first quarter of 2016 was due primarily to increased net interest income, a larger negative provision for loan losses and reduced nonperforming asset expenses, partially offset by lower earnings on bank owned life insurance.  Net interest income increased to $12.6 million in the first quarter of 2017 compared to $11.7 million in the same period in 2016.  The provision for loan losses was a negative $500,000 for the first quarter of 2017, compared to a negative $100,000 for the first quarter of 2016.  Bank owned life insurance income decreased to $238,000 in the first quarter of 2017 compared to $444,000 in the first quarter of 2016.  Nonperforming asset expenses (including administration costs and losses) were $95,000 for the first quarter of 2017 compared to $411,000 for the first quarter of 2016, primarily as a result of a decrease of $4.1 million in other real estate owned.  We again were in a net loan recovery position for the first quarter of 2017, with $234,000 in net loan recoveries, compared to $148,000 in net loan recoveries in the first quarter of 2016.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $12.6 million for the first quarter of 2017 and $11.7 million for the first quarter of 2016.

Net interest income was positively impacted in the first quarter of 2017 by an increase in average earning assets of $40.6 million compared to the first quarter of 2016.  Our average yield on earning assets for the first quarter of 2017 increased 17 basis points compared to the same period in 2016 from 3.42% to 3.59%.  Average interest earning assets totaled $1.58 billion for the first quarter of 2017 compared to $1.54 billion for the first quarter of 2016. The net interest margin was 3.26% for the first quarter of 2017 compared to 3.09% for the first quarter of 2016.  An increase of $42.1 million in average securities between periods and an increase of $62.8 million in loans were the primary drivers of the increase.  Yield on commercial loans increased from 3.95% for the first quarter of 2016 to 4.04% for the first quarter of 2017.  The commercial loan yield in the first quarter of 2017 was positively impacted by the complete payoff of a loan that had been on nonaccrual, resulting in the realization of $267,000 in interest income that had been deferred.  Yield on residential mortgage loans decreased from 3.54% for the first quarter of 2016 to 3.46% for the first quarter of 2017, while yields on consumer loans increased from 3.95% for the first quarter of 2016 to 3.98% for the first quarter of 2017.  The December 2016 increase in federal funds rate had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.  The March 2017 increase also had a limited positive impact on our net interest margin.

Index
The cost of funds was 0.47% in both the first quarter of 2017 and the first quarter of 2016.  An increase in average other borrowed funds offset the decrease due to a continued shift in our deposit mix from higher costing time deposits to lower costing demand and savings accounts.

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2017 and 2016 (dollars in thousands):

	For the three months ended March 31,
	2017			2016
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$147,639	$639	1.72%	$129,541	$550	1.69%
Tax-exempt securities (1)	108,608	538	3.07	84,635	433	3.20
Commercial loans (2)	956,151	9,657	4.04	891,238	8,892	3.95
Residential mortgage loans	217,256	1,881	3.46	213,063	1,884	3.54
Consumer loans	93,381	917	3.98	99,667	980	3.95
Federal Home Loan Bank stock	11,558	124	4.27	11,558	124	4.24
Federal funds sold and other short-term investments	45,165	92	0.81	109,464	145	0.53
Total interest earning assets (1)	1,579,758	13,848	3.59	1,539,166	13,008	3.42

Noninterest earning assets:
Cash and due from banks	26,252			25,031
Other	100,633			99,393
Total assets	$1,706,643			$1,663,590

Liabilities
Deposits:
Interest bearing demand	$321,008	$70	0.09%	$334,726	$85	0.10%
Savings and money market accounts	549,693	291	0.21	513,243	238	0.19
Time deposits	77,967	120	0.62	90,278	140	0.62
Borrowings:
Other borrowed funds	99,022	382	1.54	95,921	442	1.83
Long-term debt	41,238	402	3.91	41,238	365	3.51
Total interest bearing liabilities	1,088,928	1,265	0.47	1,075,406	1,270	0.47

Noninterest bearing liabilities:
Noninterest bearing demand accounts	448,928			427,634
Other noninterest bearing liabilities	4,470			6,306
Shareholders' equity	164,317			154,244
Total liabilities and shareholders' equity	$1,706,643			$1,663,590

Net interest income		$12,583			$11,738

Net interest spread (1)			3.12%			2.95%
Net interest margin (1)			3.26%			3.09%
Ratio of average interest earning assets to average interest bearing liabilities	145.07%			143.12%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Includes loan fees of $209,000 and $244,000 for the three months ended March 31, 2017 and 2016.  Includes average nonaccrual loans of approximately $384,000 and $584,000 for the three months ended March 31, 2017 and 2016.

Index
Provision for Loan Losses: The provision for loan losses for the first quarter of 2017 was a negative $500,000 compared to a negative $100,000 for the first quarter of 2016.  The negative provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $234,000 in the first quarter of 2017 and $148,000 in the first quarter of 2016.  At March 31, 2017, we had experienced net loan recoveries in eleven of the past twelve quarters, and in each of the past nine quarters.

Gross loan recoveries were $260,000 for the first quarter of 2017 and $224,000 for the same period in 2016.  In the first quarter of 2017, we had $26,000 in charge-offs, compared to $76,000 in the first quarter of 2016.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three month period ended March 31, 2017 decreased to $4.2 million compared to $4.6 million for the same period in 2016. The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Service charges and fees on deposit accounts	$1,060	$1,047
Net gains on mortgage loans	428	487
Trust fees	778	708
Gain as sales of securities	3	89
ATM and debit card fees	1,201	1,186
Bank owned life insurance (“BOLI”) income	238	444
Investment services fees	216	304
Other income	307	343
Total noninterest income	$4,231	$4,608

Net gains on mortgage loans were down $59,000 in the first quarter of 2017 compared to the first quarter of 2016 as a result of an overall lower level of volume.  Mortgage loans originated for sale in the first quarter of 2017 were $17.0 million, compared to $18.9 million in the first quarter of 2016.  Mortgage loans originated for portfolio in the first quarter of 2017 were $8.9 million, compared to $14.1 million in the first quarter of 2016.  BOLI income in the first quarter of 2016 included $290,000 in net benefits from the distribution of a death claim on a covered former employee.  Trust fees and investment service fees were down in the first quarter of 2017 due to investment market volatility in the quarter, particularly at the beginning of the year.

Index
Noninterest Expense: Noninterest expense decreased to $10.9 million for the three month period ended March 31, 2017, down $663,000 from $11.6 million for the same period in 2016. The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Salaries and benefits	$5,999	$6,187
Occupancy of premises	1,026	982
Furniture and equipment	732	865
Legal and professional	225	159
Marketing and promotion	227	275
Data processing	682	659
FDIC assessment	136	251
Interchange and other card expense	313	286
Bond and D&O insurance	117	132
Net (gains) losses on repossessed and foreclosed properties	(85)	36
Administration and disposition of problem assets	180	375
Outside services	448	370
Other noninterest expense	888	974
Total noninterest expense	$10,888	$11,551

Many categories of noninterest expense had reductions compared to the first quarter of 2016 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased by $188,000 in the first quarter of 2017 from the first quarter of 2016. This decrease is largely due to a lower level of costs associated with employee benefits, particularly medical insurance, which was down $75,000 compared to the first quarter of 2016 due to a lower level of claims.  Variable based compensation was down $75,000 compared to the first quarter of 2016 due to lower mortgage production and brokerage volume.  We had 338 full-time equivalent employees at March 31, 2017 and 2016.

Our FDIC assessment costs decreased by $115,000 in the first quarter of 2017 compared to the same period in 2016 due primarily to positive changes in our assessment rates.   These costs have been trending down for the past few years and we believe the rate has stabilized and future expense fluctuations will likely be dependent on changes in our asset size.

Costs associated with administration and disposition of problem assets remain elevated, but have decreased significantly over the past several years.  These expenses include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced decreases in each of these three expense categories in the first quarter of 2017 compared to the same period in the prior year.

These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Legal and professional – nonperforming assets	$17	$71
Repossessed and foreclosed property administration	163	304
Net (gains) losses on repossessed and foreclosed properties	(85)	36
Total	$95	$411

As problem loans move through the collection process, the costs associated with nonperforming assets remained elevated, but have decreased significantly over the past several years.  Other real estate owned decreased from $16.2 million at March 31, 2016 to $12.1 million at March 31, 2017.  As our level of problem loans and other real estate owned decreases, we believe we will experience more reductions in these costs going forward.

Index
Losses on repossessed assets and foreclosed properties for the three month period ended March 31, 2017 decreased $121,000 from the same period in 2016.  This decrease was primarily due to a lower level of writedowns of other real estate properties in the first quarter of 2017.  In the first quarter of 2016, such writedowns totaled $128,000, compared to $64,000 in the first quarter of 2017.  Also contributing to the decrease was an increase of $57,000 in net gains on sales of other real estate owned.  In the first quarter of 2016, we recognized net gains totaling $92,000 on such sales, compared to $148,000 in the first quarter of 2017.

Federal Income Tax Expense: We recorded $1,966,000 in federal income tax expense for the three month period ended March 31, 2017 compared to $1,400,000 in the same period in 2016.  Our effective tax rate was 30.59% for the first quarter of 2017 compared to 28.61% for first quarter of 2016.  The effective tax rate was lower in the first quarter of 2016 due to the level of earnings on bank owned life insurance resulting from payment of a death benefit.

FINANCIAL CONDITION

Summary:  Over the past several years, we focused on improving our financial position through diversification of credit risk, improved capital ratios, and reduced reliance on non-core funding.   We experienced positive results in each of these areas over the past several years. With the success in strengthening our financial condition, we also turned our focus in 2014 to achieving high quality loan portfolio growth, and have experienced this growth since then.

Total assets were $1.75 billion at March 31, 2017, an increase of $7.8 million from $1.74 billion at December 31, 2016. This change reflected increases of $23.9 million in cash and cash equivalents offset by decreases of $14.7 million in our loan portfolio and $1.4 million in other assets.  Total deposits decreased by $15.6 million and other borrowed funds increased by $18.6 million at March 31, 2017 compared to December 31, 2016.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $113.7 million at March 31, 2017 compared to $89.8 million at December 31, 2016. Since total loans and total deposits decreased by approximately the same amount during the first quarter, the $23.9 million increase was primarily the result of an additional short-term borrowing of $20 million obtained early in the quarter.  We expect declines in our balances of short term investments as loan demand continues to increase and seasonal deposits return to more normal levels.

Securities: Securities available for sale were $184.6 million at March 31, 2017 compared to $184.4 million at December 31, 2016. The balance at March 31, 2017 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $69.4 million at December 31, 2016 to $68.5 million at March 31, 2017.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $14.7 million in the first quarter of 2017 and were $1.27 billion at March 31, 2017 compared to $1.28 billion at December 31, 2016. During the first quarter of 2017, our commercial portfolio decreased by $5.2 million, while our consumer portfolio decreased by $4.8 million and our residential mortgage portfolio decreased by $4.7 million.  These decreases are seasonal and we expect balances to increase throughout the remainder of 2017.  We have been focusing efforts to increase our consumer and residential mortgage portfolio segments to further diversify our credit risk.

The volume of residential mortgage loans originated for sale in the first quarter of 2017 decreased $1.9 million compared to the same period in 2016 due to a higher interest rate environment. Residential mortgage loans originated for sale were $17.0 million in the first quarter of 2017 compared to $18.9 million in the first quarter of 2016.  Mortgage loans originated for portfolio in the first quarter of 2017 were $8.9 million, compared to $14.1 million in the first quarter of 2016.  Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.

We experienced year over year growth in commercial loan balances for the first time in many years in 2014, increasing $71.8 million in 2014, $67.8 million in 2015 and $81.4 million in 2016.  We experienced a slight decrease in the first quarter of 2017 due to the payoff of a couple of large commercial credits at the end of the quarter.  Overall, the commercial loan portfolio decreased $5.2 million in the first quarter of 2017.  Our commercial and industrial portfolio increased by $4.0 million and our commercial real estate loans decreased by $9.2 million.  Considering our pipeline of commercial credits at March 31, 2017, we expect to return to continued, measured, high quality loan portfolio growth throughout the remainder of 2017.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 76% of the total loan portfolio at March 31, 2017 and December 31, 2016. Residential mortgage and consumer loans comprised approximately 24% of total loans at March 31, 2017 and December 31, 2016.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2017		December 31, 2016
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$10,188	0.8%	$11,970	0.9%
Unsecured to residential developers	4,785	0.4	4,734	0.4
Vacant and unimproved	44,950	3.5	40,286	3.1
Commercial development	499	---	378	---
Residential improved	73,064	5.8	75,348	5.9
Commercial improved	277,898	22.0	289,478	22.6
Manufacturing and industrial	97,424	7.7	95,787	7.5
Total commercial real estate	508,808	40.2	517,981	40.4
Commercial and industrial	453,311	35.8	449,342	35.1
Total commercial	962,119	76.0	967,323	75.5

Consumer
Residential mortgage	212,949	16.8	217,614	17.0
Unsecured	343	---	396	---
Home equity	83,666	6.6	88,113	6.9
Other secured	7,051	0.6	7,366	0.6
Total consumer	304,009	24.0	313,489	24.5
Total loans	$1,266,128	100.0%	$1,280,812	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 40% of the total loan portfolio at March 31, 2017 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 17% of portfolio loans at March 31, 2017 and December 31, 2016.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during the first quarter of 2017 decreased from the first quarter of 2016 as a result of interest rate conditions.  We are also experiencing a shift in production to financing new home purchases versus refinancings.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $4.8 million to $91.1 million at March 31, 2017 from $95.9 million at December 31, 2016, due primarily to a decrease in home equity loans.  Consumer loans comprised approximately 7% of our portfolio loans at March 31, 2017 and 8% at December 31, 2016.

Index
The following table shows our loan origination activity for portfolio loans during the first three months of 2017 and 2016, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$969	1.3%	$323	$5,227	6.8%	$871
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	491	0.6	123	---	---	---
Commercial development	---	---	---	2,200	2.9	2,200
Residential improved	10,289	13.2	264	28,113	36.8	541
Commercial improved	8,043	10.3	1,005	9,802	12.8	700
Manufacturing and industrial	2,406	3.1	401	778	1.0	389
Total commercial real estate	22,198	28.5	370	46,120	60.3	615
Commercial and industrial	38,158	48.9	1,004	8,553	11.2	231
Total commercial	60,356	77.4	616	54,673	71.5	488

Consumer
Residential mortgage	9,141	11.7	229	14,086	18.4	181
Unsecured	---	---	---	12	---	12
Home equity	8,037	10.3	77	7,155	9.4	86
Other secured	452	0.6	13	525	0.7	21
Total consumer	17,630	22.6	99	21,778	28.5	116
Total loans	$77,986	100.0%	283	$76,451	100.0%	255

The following table shows a breakout of our commercial loan activity during the first three months of 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Commercial loans originated	$60,356	$54,673
Repayments of commercial loans	(58,600)	(43,347)
Change in undistributed - available credit	(6,960)	8,045
Net increase/(decrease) in total commercial loans	$(5,204)	$19,371

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2017, nonperforming assets totaled $12.5 million compared to $12.6 million at December 31, 2016. Additions to other real estate owned in the first quarter of 2017 were $56,000, compared to $102,000 in the first quarter of 2016.  At March 31, 2017, there were no loans in redemption, so we expect there to be few additions to other real estate owned in 2017.  Proceeds from sales of foreclosed properties were $320,000 in the first quarter of 2017, resulting in a net realized gain on sale of $149,000.  Proceeds from sales of foreclosed properties were $1.5 million in the first quarter of 2016 resulting in a net realized gain on sale of $92,000.    Based upon purchase agreements in place at March 31, 2017, we expect the level of sales of foreclosed properties to be higher in the second quarter of 2017 than experienced in the first quarter of 2017.

Index
Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2017, nonperforming loans totaled $401,000, or 0.03% of total portfolio loans, compared to $300,000, or 0.02% of total portfolio loans, at December 31, 2016.

Nonperforming loans at March 31, 2017 consisted of $252,000 of commercial real estate loans, $127,000 of commercial and industrial loans, and $22,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $12.1 million at March 31, 2017 and $12.3 million at December 31, 2016. Of this balance at March 31, 2017, there were 32 commercial real estate properties totaling approximately $11.5 million. The remaining balance was comprised of 7 residential properties totaling approximately $574,000.  One commercial real estate property comprised $3.4 million, or 28% of total other real estate owned at March 31, 2017.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At March 31, 2017, our foreclosed asset portfolio had a weighted average age held in portfolio of 5.55 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2017 and December 31, 2016 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	March 31, 2017			December 31, 2016
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value at Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$190	1.0%	16.0%	$136	---%	20.3%
Residential Lot	384	26.8	48.1	438	30.1	48.0
Multi-Family	---	---	---	---	---	---
Vacant Land	2,969	48.2	57.7	3,096	47.2	58.3
Residential Development	2,498	34.8	74.4	2,570	36.2	74.2
Commercial Office	240	49.3	51.1	240	49.3	51.1
Commercial Industrial	---	---	---	---	---	---
Commercial Improved	5,793	48.6	51.1	5,773	48.7	51.2
	$12,074	45.2	59.9	$12,253	45.2	60.1

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2017	December 31, 2016
Nonaccrual loans	$401	$300
Loans 90 days or more delinquent and still accruing	---	---
Total nonperforming loans (NPLs)	401	300
Foreclosed assets	12,074	12,253
Repossessed assets	---	---
Total nonperforming assets (NPAs)	$12,475	$12,553

NPLs to total loans	0.03%	0.02%
NPAs to total assets	0.71%	0.73%

Index
The following table shows the composition and amount of our troubled debt restructurings (TDRs) at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$17,240	$11,775	$29,015	$17,786	$12,051	$29,837
Nonperforming TDRs (1)	135	7	142	141	8	149
Total TDRs	$17,375	$11,782	$29,157	$17,927	$12,059	$29,986

(1)	Included in nonperforming asset table above

We had a total of $29.2 million and $30.0 million of loans whose terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2017 and December 31, 2016, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

Allowance for loan losses: The allowance for loan losses at March 31, 2017 was $16.7 million, a decrease of $266,000 from $17.0 million at December 31, 2016.  The balance of the allowance for loan losses represented 1.32% of total portfolio loans at March 31, 2017 and at December 31, 2016.  The allowance for loan losses to nonperforming loan coverage ratio decreased from 5,654% at December 31, 2016 to 4,163% at March 31, 2017.

The table below shows the changes in these metrics over the past five quarters:

(Dollars in millions)	Quarter Ended March 31, 2017	Quarter Ended December 31, 2016	Quarter Ended September 30, 2016	Quarter Ended June 30, 2016	Quarter Ended March 31 2016
Commercial loans	$962.1	$967.3	$923.2	$894.4	$905.3
Nonperforming loans	0.4	0.3	0.2	0.3	0.4
Other real estate owned and repo assets	12.1	12.3	13.1	14.1	16.2
Total nonperforming assets	12.5	12.6	13.3	14.4	16.6
Net charge-offs (recoveries)	(0.2)	(1.2)	(0.1)	(0.6)	(0.1)
Total delinquencies	0.9	1.4	0.3	1.0	0.8

Nonperforming loans continually declined since 2012 to $401,000 at March 31, 2017.  As discussed earlier, we have had net loan recoveries in eleven of the last twelve quarters and in each of the last nine quarters.  Our total delinquencies have continued to be negligible and were $915,000 at March 31, 2017 and $1.4 million at December 31, 2016.  Our delinquency percentage at March 31, 2017 was just 0.07%, well below the Bank’s peers.

Index
These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $266,000 in the first quarter of 2017.  We recorded a negative provision for loan losses of $500,000 for the three months ended March 31, 2017 compared to a negative $100,000 for the same period of 2016.  Net loan recoveries were $234,000 for the three months ended March 31, 2017, compared to net recoveries of $148,000 for the same period in 2016. The ratio of net charge-offs to average loans was (0.07)% on an annualized basis for the first quarter of 2017, compared to (0.12)% for the fourth quarter of 2016 and (0.05)% for the first quarter of 2016.

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

Overall, impaired loans were stable at $28.8 million at March 31, 2017 compared to $29.7 million at December 31, 2016.  The specific allowance for impaired loans decreased $48,000 to $1.6 million, compared to $1.7 million at December 31, 2016.  The specific allowance for impaired loans represented 5.7% of total impaired loans at March 31, 2017 and December 31, 2016.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as troubled debt restructurings (“TDRs”) if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was unchanged at $12.1 million at March 31, 2017 and December 31, 2016.  This resulted in a general reserve percentage allocated at March 31, 2017 of 1.28% of commercial loans, an increase from 1.27% at December 31, 2016.  The qualitative component of our allowance allocated to commercial loans was $12.3 million at March 31, 2017 (down from $12.4 million at December 31, 2016).

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.9 million at March 31, 2017 and $3.1 million at December 31, 2016.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $49.8 million at March 31, 2017, down $194,000 from $50.0 million at December 31, 2016 as depreciation more than offset capital additions of current facilities and equipment during the first quarter of 2017.

Deposits and Other Borrowings: Total deposits decreased $15.6 million to $1.43 billion at March 31, 2017, as compared to $1.45 billion at December 31, 2016.  Non-interest checking account balances decreased $35.1 million during the first quarter of 2017.  Interest bearing demand account balances increased $2.1 million and savings and money market account balances increased $15.9 million in the first quarter of 2017.  Certificates of deposits increased by $1.5 million in the first quarter of 2017.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Index
Noninterest bearing demand accounts comprised 33% of total deposits at March 31, 2017 and 35% at December 31, 2016.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 62% of total deposits at March 31, 2017 and 60% at December 31, 2016. Time accounts as a percentage of total deposits were 5% at March 31, 2017 and December 31, 2016.

Borrowed funds totaled $144.0 million at March 31, 2017, including $102.8 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $125.4 million at December 31, 2016, including $84.2 million of FHLB advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds increased by $18.6 million in the first quarter of 2017 due to obtaining a new short-term $20 million FHLB advance early in the quarter partially offset by an annual payment on an amortizing FHLB advance.

CAPITAL RESOURCES

Total shareholders' equity of $166.1 million at March 31, 2017 increased $3.9 million from $162.2 million at December 31, 2016. The increase was primarily a result of net income of $4.5 million earned in the first quarter of 2017 and an increase of $689,000 in accumulated other comprehensive income, partially offset by the payment of $1.4 million in cash dividends to shareholders on February 28, 2017.  The Bank was categorized as “well capitalized” at March 31, 2017.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	March 31, 2017	Dec 31, 2016	Sept 30, 2016	June 30, 2016	March 31, 2016
Total capital to risk weighted assets	15.1%	14.9%	15.2%	15.2%	15.0%
Common Equity Tier 1 to risk weighted assets	11.3	11.0	11.3	11.1	11.1
Tier 1 capital to risk weighted assets	14.0	13.7	14.1	14.0	13.8
Tier 1 capital to average assets	12.1	12.0	12.0	11.9	11.7

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2017 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2017, the Bank held $83.1 million of federal funds sold and other short-term investments.  In addition, the Bank has available borrowing capacity from correspondent banks of approximately $288.6 million as of March 31, 2017.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2017 (dollars in thousands):

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		39,701		33,236		2,221	---
Other borrowed funds		32,118		60,667		10,000	---
Operating lease obligations		234		458		81	---
Total		$72,053		$94,361		$12,302	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2017, we had a total of $446.3 million in unused lines of credit, $95.7 million in unfunded loan commitments and $13.4 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2016, the Bank paid dividends to the Company totaling $6.2 million.  In the same period, the Company paid dividends to its shareholders totaling $4.0 million.  On February 27, 2017, the Bank paid a dividend totaling $1.8 million to the Company in anticipation of the common share cash dividend of $0.04 per share paid on February 28, 2017 to shareholders of record on February 13, 2017.  The Company retained the remaining balance in each period for general corporate purposes.  At March 31, 2017, the Bank had a retained earnings balance of $40.2 million.

During 2016, the Company received payments from the Bank totaling $7.1 million, representing the Bank’s intercompany tax liability for the 2016 tax year, in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at March 31, 2017 was $5.4 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

Index
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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first quarter of 2017.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2017, we had gross deferred tax assets of $10.8 million, gross deferred tax liabilities of $2.4 million resulting in a net deferred tax asset of $8.3 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Each reporting period we consider all reasonably available positive and negative evidence and determine whether it is “more likely than not” that we would be able to realize our deferred tax assets.  With the positive results in the first quarter of 2017, we concluded at March 31, 2017 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2017 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$212,093	(2.59)%	$54,363	4.33%
Interest rates up 100 basis points	215,815	(0.88)	53,208	2.11
No change	217,722	---	52,107	---
Interest rates down 100 basis points	202,314	(7.08)	49,976	(4.09)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) as of March 31, 2017, the end of the period covered by this report.

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

Our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

10.1
Change in control agreements between Macatawa Bank Corporation and its Chief Operating Officer.  Previously filed with the Commission on Form 8-K on February 1, 2017, Exhibit 10.1.  Here incorporated by reference.

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
Dated: April 27, 2017