Form 10-Q
period 2017-06-30
MACATAWA BANK CORP
filed 2017-07-27
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,938,486 shares of the Company's Common Stock (no par value) were outstanding as of July 27, 2017.

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

Index
Part I Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2017 (unaudited) and December 31, 2016
(Dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$31,165	$27,690
Federal funds sold and other short-term investments	114,104	62,129
Cash and cash equivalents	145,269	89,819
Securities available for sale, at fair value	184,761	184,433
Securities held to maturity (fair value 2017 - $69,816 and 2016 - $69,849)	68,818	69,378
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	3,184	2,181
Total loans	1,251,355	1,280,812
Allowance for loan losses	(16,570)	(16,962)
Net loans	1,234,785	1,263,850
Premises and equipment – net	48,626	50,026
Accrued interest receivable	4,084	4,092
Bank-owned life insurance	39,781	39,274
Other real estate owned - net	7,097	12,253
Net deferred tax asset	5,869	8,863
Other assets	5,231	5,286
Total assets	$1,759,063	$1,741,013

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$481,769	$501,478
Interest-bearing	978,221	947,246
Total deposits	1,459,990	1,448,724
Other borrowed funds	82,785	84,173
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	4,875	4,639
Total liabilities	1,588,888	1,578,774

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,938,486 and 33,940,788 shares issued and outstanding at June 30, 2017 and December 31, 2016	216,959	216,731
Retained deficit	(46,491)	(53,008)
Accumulated other comprehensive income (loss)	(293)	(1,484)
Total shareholders' equity	170,175	162,239
Total liabilities and shareholders' equity	$1,759,063	$1,741,013

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2017 and 2016
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest income
Loans, including fees	$12,540	$11,634	$24,996	$23,390
Securities
Taxable	646	565	1,285	1,115
Tax-exempt	546	441	1,084	874
FHLB Stock	121	122	244	246
Federal funds sold and other short-term investments	189	111	281	256
Total interest income	14,042	12,873	27,890	25,881
Interest expense
Deposits	557	439	1,038	902
Other borrowings	358	458	740	900
Long-term debt	422	368	824	733
Total interest expense	1,337	1,265	2,602	2,535
Net interest income	12,705	11,608	25,288	23,346
Provision for loan losses	(500)	(750)	(1,000)	(850)
Net interest income after provision for loan losses	13,205	12,358	26,288	24,196
Noninterest income
Service charges and fees	1,110	1,112	2,170	2,159
Net gains on mortgage loans	476	572	904	1,060
Trust fees	833	788	1,611	1,496
ATM and debit card fees	1,338	1,257	2,539	2,443
Gain on sales of securities	---	10	3	99
Bank owned life insurance ("BOLI") income	243	158	481	602
Other	478	639	1,001	1,285
Total noninterest income	4,478	4,536	8,709	9,144
Noninterest expense
Salaries and benefits	6,153	6,168	12,152	12,355
Occupancy of premises	991	901	2,017	1,883
Furniture and equipment	750	839	1,482	1,704
Legal and professional	197	188	422	347
Marketing and promotion	225	275	453	550
Data processing	731	688	1,413	1,347
FDIC assessment	134	220	270	472
Interchange and other card expense	324	308	637	594
Bond and D&O Insurance	118	131	234	263
Net losses (gains) on repossessed and foreclosed properties	(300)	258	(385)	294
Administration and disposition of problem assets	142	202	322	577
Other	1,327	1,292	2,662	2,635
Total noninterest expenses	10,792	11,470	21,679	23,021
Income before income tax	6,891	5,424	13,318	10,319
Income tax expense	2,129	1,679	4,095	3,079
Net income	$4,762	$3,745	$9,223	$7,240
Basic earnings per common share	$0.14	$0.11	$0.27	$0.21
Diluted earnings per common share	$0.14	$0.11	$0.27	$0.21
Cash dividends per common share	$0.04	$0.03	$0.08	$0.06

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Net income	$4,762	$3,745	$9,223	$7,240

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	772	590	1,835	1,654
Tax effect	(270)	(206)	(642)	(579)
Net change in unrealized gains (losses) on securities available for sale, net of tax	502	384	1,193	1,075

Less: reclassification adjustments:
Reclassification for gains included in net income	---	10	3	99
Tax effect	---	(3)	(1)	(35)
Reclassification for gains included in net income, net of tax	---	7	2	64

Other comprehensive income (loss), net of tax	502	377	1,191	1,011
Comprehensive income	$5,264	$4,122	$10,414	$8,251

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2017 and 2016
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2016	$216,540	$(64,910)	$347	$151,977
Net income for the six months ended June 30, 2016	---	7,240	---	7,240
Cash dividends at $.06 per share	---	(2,025)	---	(2,025)
Repurchase of 2,824 shares for taxes withheld on vested restricted stock	(19)	---	---	(19)
Net change in unrealized gain on securities available for sale, net of tax	---	---	1,011	1,011
Stock compensation expense	278	---	---	278
Balance, June 30, 2016	$216,799	$(59,695)	$1,358	$158,462

Balance, January 1, 2017	$216,731	$(53,008)	$(1,484)	$162,239
Net income for the six months ended June 30, 2017	---	9,223	---	9,223
Cash dividends at $.08 per share	---	(2,706)	---	(2,706)
Net change in unrealized loss on securities available for sale, net of tax	---	---	1,191	1,191
Stock compensation expense	228	---	---	228
Balance, June 30, 2017	$216,959	$(46,491)	$(293)	$170,175

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash flows from operating activities
Net income	$9,223	$7,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	973	1,403
Stock compensation expense	228	278
Provision for loan losses	(1,000)	(850)
Origination of loans for sale	(33,707)	(37,891)
Proceeds from sales of loans originated for sale	33,608	40,589
Net gains on mortgage loans	(904)	(1,060)
Gain on sales of securities	(3)	(99)
Write-down of other real estate	85	555
Net gain on sales of other real estate	(470)	(260)
Net loss on sale of premises and equipment	69	---
Deferred income tax expense	2,353	(147)
Change in accrued interest receivable and other assets	63	(1,405)
Earnings in bank-owned life insurance	(481)	(602)
Change in accrued expenses and other liabilities	236	2,182
Net cash from operating activities	10,273	9,933

Cash flows from investing activities
Loan originations and payments, net	30,005	(13,286)
Change in interest-bearing deposits in other financial institutions	---	20,000
Purchases of securities available for sale	(14,683)	(43,570)
Purchases of securities held to maturity	(3,000)	(1,144)
Proceeds from:
Maturities and calls of securities	10,872	30,480
Sales of securities available for sale	5,807	9,648
Principal paydowns on securities	3,381	1,873
Sales of other real estate	5,601	3,313
Sales of premises and equipment	590	---
Death benefit from bank-owned life insurance	---	518
Additions to premises and equipment	(568)	(501)
Net cash from investing activities	38,005	7,331

Cash flows from financing activities
Change in deposits	11,266	(80,434)
Repayments and maturities of other borrowed funds	(21,388)	(1,329)
Proceeds from other borrowed funds	20,000	10,000
Cash dividends paid	(2,706)	(2,025)
Repurchase of shares for taxes withheld on vested restricted stock	---	(19)
Net cash from financing activities	7,172	(73,807)
Net change in cash and cash equivalents	55,450	(56,543)
Cash and cash equivalents at beginning of period	89,819	181,476
Cash and cash equivalents at end of period	$145,269	$124,933

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Month Periods Ended June 30, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Supplemental cash flow information
Interest paid	$2,600	$2,536
Income taxes paid	825	3,200
Supplemental noncash disclosures:
Transfers from loans to other real estate	60	102
Security settlement	---	---

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

Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2017, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At June 30, 2017 and December 31, 2016, the total notional amount of such agreements was $43.1 million and $48.1 million and resulted in a derivative asset with a fair value of $395,000 and $494,000, respectively, which were included in other assets and a derivative liability of $395,000 and $494,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  The Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the following: Accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.  The amendments are effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods.  The impact of adoption of this ASU by the Company was not material as no stock awards vested or were exercised in the six months ended June 30, 2017, but could cause some volatility in income tax expense in future periods where stock awards vest.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Available for Sale:
U.S. Treasury and federal agency securities	$85,385	$47	$(694)	$84,738
U.S. Agency MBS and CMOs	11,941	15	(113)	11,843
Tax-exempt state and municipal bonds	39,097	696	(134)	39,659
Taxable state and municipal bonds	35,306	78	(316)	35,068
Corporate bonds and other debt securities	11,983	16	(25)	11,974
Other equity securities	1,500	---	(21)	1,479
	$185,212	$852	$(1,303)	$184,761
Held to Maturity
Tax-exempt state and municipal bonds	$68,818	$1,003	$(5)	$69,816

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Available for Sale:
U.S. Treasury and federal agency securities	$85,582	$49	$(1,281)	$84,350
U. S. Agency MBS and CMOs	12,037	11	(231)	11,817
Tax-exempt state and municipal bonds	39,578	212	(603)	39,187
Taxable state and municipal bonds	34,255	65	(437)	33,883
Corporate bonds and other debt securities	13,765	16	(55)	13,726
Other equity securities	1,500	---	(30)	1,470
	$186,717	$353	$(2,637)	$184,433
Held to Maturity:
Tax-exempt state and municipal bonds	$69,378	$573	$(102)	$69,849

Proceeds from the sale of securities available for sale were $2.4 million in the three month period ended June 30, 2017 and $5.8 million in the six month period ended June 30, 2017 resulting in no gains or losses on sale for the three month period ended June 30, 2017 and net gains of $3,000 for the six month period ended June 30, 2017, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $3,000 ($2,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the six month period ended June 30, 2017.  Proceeds from the sale of securities available for sale were $230,000 in the three month period ended June 30, 2016 and $9.6 million in the six month period ended June 30, 2016 resulting in net gains on sale of $10,000 and $99,000, respectively, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $10,000 ($7,000 net of tax) and $99,000 ($64,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the three and six month periods ended June 30, 2016.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at June 30, 2017 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,770	$23,820	$19,067	$19,062
Due from one to five years	13,837	14,310	100,966	100,532
Due from five to ten years	10,342	10,659	49,141	49,266
Due after ten years	20,869	21,027	14,538	14,422
	$68,818	$69,816	$183,712	$183,282

Securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$60,556	$(684)	$3,025	$(9)	$63,581	$(693)
U.S. Agency MBS and CMOs	10,874	(113)	---	---	10,874	(113)
Tax-exempt state and municipal bonds	8,560	(134)	385	(5)	8,945	(139)
Taxable state and municipal bonds	20,420	(308)	237	(9)	20,657	(317)
Corporate bonds and other debt securities	4,264	(21)	1,000	(4)	5,264	(25)
Other equity securities	1,479	(21)	---	---	1,479	(21)
Total temporarily impaired	$106,153	$(1,281)	$4,647	$(27)	$110,800	$(1,308)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$59,129	$(1,271)	$3,053	$(10)	$62,182	$(1,281)
U.S. Agency MBS and CMOs	10,702	(231)	---	---	10,702	(231)
Tax-exempt state and municipal bonds	49,508	(698)	1,672	(7)	51,180	(705)
Taxable state and municipal bonds	22,633	(437)	---	---	22,633	(437)
Corporate bonds and other debt securities	5,745	(50)	500	(5)	6,245	(55)
Other equity securities	1,470	(30)	---	---	1,470	(30)
Total temporarily impaired	$149,187	$(2,717)	$5,225	$(22)	$154,412	$(2,739)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three and six month periods ended June 30, 2017 and 2016.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2017 and December 31, 2016.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Commercial and industrial	$435,218	$449,342

Commercial real estate:
Residential developed	8,701	11,970
Unsecured to residential developers	4,734	4,734
Vacant and unimproved	38,357	40,286
Commercial development	492	378
Residential improved	77,047	75,348
Commercial improved	282,884	289,478
Manufacturing and industrial	102,325	95,787
Total commercial real estate	514,540	517,981

Consumer
Residential mortgage	212,745	217,614
Unsecured	280	396
Home equity	81,779	88,113
Other secured	6,793	7,366
Total consumer	301,597	313,489

Total loans	1,251,355	1,280,812
Allowance for loan losses	(16,570)	(16,962)
	$1,234,785	$1,263,850

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,469	$6,598	$3,591	$38	$16,696
Charge-offs	(108)	---	(31)	---	(139)
Recoveries	41	456	16	---	513
Provision for loan losses	(66)	(471)	45	(8)	(500)
Ending Balance	$6,336	$6,583	$3,621	$30	$16,570

Three months ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,945	$8,449	$3,699	$36	$17,129
Charge-offs	---	---	(36)	---	(36)
Recoveries	23	557	36	---	616
Provision for loan losses	(8)	(941)	195	4	(750)
Ending Balance	$4,960	$8,065	$3,894	$40	$16,959

Six months ended June 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,345	$6,703	$3,871	$43	$16,962
Charge-offs	(108)	---	(57)	---	(165)
Recoveries	64	618	91	---	773
Provision for loan losses	35	(738)	(284)	(13)	(1,000)
Ending Balance	$6,336	$6,583	$3,621	$30	$16,570

Six months ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,826	$8,457	$3,761	$37	$17,081
Charge-offs	---	---	(112)	---	(112)
Recoveries	72	678	90	---	840
Provision for loan losses	62	(1,070)	155	3	(850)
Ending Balance	$4,960	$8,065	$3,894	$40	$16,959

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$686	$274	$566	$	---	$1,526
Collectively evaluated for impairment	5,650	6,309	3,055		30	15,044
Total ending allowance balance	$6,336	$6,583	$3,621		$30	$16,570

Loans:
Individually reviewed for impairment	$4,343	$9,896	$9,179	$	---	$23,418
Collectively evaluated for impairment	430,875	504,644	292,418		---	1,227,937
Total ending loans balance	$435,218	$514,540	$301,597	$	---	$1,251,355

December 31, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$605	$368	$723	$	---	$1,696
Collectively evaluated for impairment	5,740	6,335	3,148		43	15,266
Total ending allowance balance	$6,345	$6,703	$3,871		$43	$16,962

Loans:
Individually reviewed for impairment	$5,994	$11,934	$11,726	$	---	$29,654
Collectively evaluated for impairment	443,348	506,047	301,763		---	1,251,158
Total ending loans balance	$449,342	$517,981	$313,489	$	---	$1,280,812

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2017 (dollars in thousands):

June 30, 2017	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$1,024	$1,024	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	---	---		---
Residential improved	5	5		---
Commercial improved	1,018	1,018		---
Manufacturing and industrial	---	---		---
	1,023	1,023		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$2,047	$2,047	$	---

With an allowance recorded:
Commercial and industrial	$3,319	$3,319		$686

Commercial real estate:
Residential developed	183	183		4
Unsecured to residential developers	---	---		---
Vacant and unimproved	396	396		10
Commercial development	189	189		6
Residential improved	2,418	2,418		122
Commercial improved	5,499	5,499		129
Manufacturing and industrial	188	188		3
	8,873	8,873		274
Consumer:
Residential mortgage	7,364	7,364		454
Unsecured	---	---		---
Home equity	1,815	1,815		112
Other secured	---	---		---
	9,179	9,179		566
Total with an allowance recorded	$21,371	$21,371		$1,526
Total	$23,418	$23,418		$1,526

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Average of impaired loans during the period:
Commercial and industrial	$5,342	$6,110	$6,093	$7,187

Commercial real estate:
Residential developed	183	---	184	---
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	262	436	320	441
Commercial development	189	192	189	192
Residential improved	2,665	5,488	3,376	5,516
Commercial improved	5,995	6,817	6,077	8,177
Manufacturing and industrial	327	237	276	238

Consumer	10,812	12,842	11,153	12,991

Interest income recognized during impairment:
Commercial and industrial	239	239	517	537
Commercial real estate	125	143	252	344
Consumer	118	116	226	238

Cash-basis interest income recognized
Commercial and industrial	266	262	531	551
Commercial real estate	126	144	249	344
Consumer	120	113	227	235

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2017 and December 31, 2016:

June 30, 2017	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$6	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	221		---
Commercial improved	166		---
Manufacturing and industrial	---		---
	436		---
Consumer:
Residential mortgage	2		204
Unsecured	10		---
Home equity	---		---
Other secured	12		---
	24		204
Total	$466		$204

December 31, 2016	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$36	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	6		---
Commercial improved	128		---
Manufacturing and industrial	---		---
	183		---
Consumer:
Residential mortgage	58		---
Unsecured	16		---
Home equity	7		---
Other secured	---		---
	81		---
Total	$300	$	---

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans (dollars in thousands):

June 30, 2017	30-90 Days		Greater Than 90 Days		Total Past Due		Loans Not Past Due	Total
Commercial and industrial	$	---	$	---	$	---	$435,218	$435,218

Commercial real estate:
Residential developed		---		---		---	8,701	8,701
Unsecured to residential developers		---		---		---	4,734	4,734
Vacant and unimproved		---		---		---	38,357	38,357
Commercial development		189		49		238	254	492
Residential improved		142		79		221	76,826	77,047
Commercial improved		29		---		29	282,855	282,884
Manufacturing and industrial		---		---		---	102,325	102,325
		360		128		488	514,052	514,540
Consumer:
Residential mortgage		75		204		279	212,466	212,745
Unsecured		11		---		11	269	280
Home equity		19		12		31	81,748	81,779
Other secured		6		---		6	6,787	6,793
		111		216		327	301,270	301,597
Total		$471		$344		$815	$1,250,540	$1,251,355

December 31, 2016	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$425	$28	$453	$448,889	$449,342

Commercial real estate:
Residential developed	---	---	---	11,970	11,970
Unsecured to residential developers	---	---	---	4,734	4,734
Vacant and unimproved	---	---	---	40,286	40,286
Commercial development	---	49	49	329	378
Residential improved	74	5	79	75,269	75,348
Commercial improved	478	---	478	289,000	289,478
Manufacturing and industrial	---	---	---	95,787	95,787
	552	54	606	517,375	517,981
Consumer:
Residential mortgage	64	56	120	217,494	217,614
Unsecured	---	---	---	396	396
Home equity	187	---	187	87,926	88,113
Other secured	81	---	81	7,285	7,366
	332	56	388	313,101	313,489
Total	$1,309	$138	$1,447	$1,279,365	$1,280,812

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,526,000 and $1,696,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2017 and December 31, 2016, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	21	$4,343	25	$5,994
Commercial real estate	40	9,896	49	11,933
Consumer	107	9,179	116	12,059
	168	$23,418	190	$29,986

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of June 30, 2017 and December 31, 2016.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	June 30, 2017		December 31, 2016
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		20,311		25,665
Accruing TDR - upgraded to accruing after six consecutive payments		2,787		4,172
		$23,098		$29,837

The following tables present information regarding troubled debt restructurings executed during the three month periods ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017					Three Months Ended June 30, 2016
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---
Commercial real estate	1		1,018		---	---		---		---
Consumer	2		174		---	2		39		---
	3		1,192	$	---	2		$39	$	---

The following tables present information regarding troubled debt restructurings executed during the six month periods ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30, 2017					Six Months Ended June 30, 2016
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---
Commercial real estate	1		1,018		---	---		---		---
Consumer	2		174		---	6		277		---
	3		1,192	$	---	6		$277	$	---

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

Payment defaults on TDRs have been minimal and during the three and six month periods ended June 30, 2017 and 2016, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of June 30, 2017 and December 31, 2016, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

June 30, 2017		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$17,376	$118,507	$284,659	$11,321	$3,349	$6	$	---	$435,218

Commercial real estate:
Residential developed		---	---	1,252	6,614	835	---	---		---	8,701
Unsecured to residential developers		---	---	---	4,734	---	---	---		---	4,734
Vacant and unimproved		---	---	15,826	19,012	3,519	---	---		---	38,357
Commercial development		---	---	116	138	---	189	49		---	492
Residential improved		---	---	6,180	67,695	1,628	1,323	221		---	77,047
Commercial improved		---	1,392	62,819	210,873	5,916	1,718	166		---	282,884
Manufacturing & industrial		---	1,386	44,673	53,468	2,249	549	---		---	102,325
	$	---	$20,154	$249,373	$647,193	$25,468	$7,128	$442	$	---	$949,758

December 31, 2016		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$27,619	$118,243	$282,527	$14,610	$6,307	$36	$	---	$449,342

Commercial real estate:
Residential developed		---	---	2,328	8,786	856	---	---		---	11,970
Unsecured to residential developers		---	---	---	4,734	---	---	---		---	4,734
Vacant and unimproved		---	---	17,672	19,028	3,586	---	---		---	40,286
Commercial development		---	---	---	140	---	189	49		---	378
Residential improved		---	---	7,100	63,957	2,628	1,657	6		---	75,348
Commercial improved		---	2,433	66,259	210,449	9,084	1,125	128		---	289,478
Manufacturing & industrial		---	1,665	38,719	51,718	3,076	609	---		---	95,787
	$	---	$31,717	$250,321	$641,339	$33,840	$9,887	$219	$	---	$967,323

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2017	December 31, 2016
Not classified as impaired	$1,593	$2,608
Classified as impaired	5,977	7,498
Total commercial loans classified substandard or worse	$7,570	$10,106

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2017	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$212,541	$280	$81,767	$6,793
Nonperforming	204	---	12	---
Total	$212,745	$280	$81,779	$6,793

December 31, 2016	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$217,558	$396	$88,113	$7,366
Nonperforming	56	---	---	---
Total	$217,614	$396	$88,113	$7,366

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016
Beginning balance	$22,864	$28,377	$28,377
Additions, transfers from loans	60	339	102
Proceeds from sales of other real estate owned	(5,601)	(5,339)	(3,313)
Valuation allowance reversal upon sale	(6,395)	(1,158)	(334)
Gain on sales of other real estate owned	470	645	260
	11,398	22,864	25,092
Less: valuation allowance	(4,301)	(10,611)	(11,026)
Ending balance	$7,097	$12,253	$14,066

Activity in the valuation allowance was as follows (dollars in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Beginning balance	$10,611	$10,805
Additions charged to expense	85	555
Reversals upon sale	(6,395)	(334)
Ending balance	$4,301	$11,026

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
U.S. Treasury and federal agency securities	$84,738	$	---	$84,738	$	---
U.S. Agency MBS and CMOs	11,843		---	11,843		---
Tax-exempt state and municipal bonds	39,659		---	39,659		---
Taxable state and municipal bonds	35,068		---	35,068		---
Corporate bonds and other debt securities	11,974		---	11,974		---
Other equity securities	1,479		---	1,479		---
Loans held for sale	3,184		---	3,184		---
Interest rate swaps	395		---	---		395
Interest rate swaps	(395)		---	---		(395)

December 31, 2016
U.S. Treasury and federal agency securities	$84,350	$	---	$84,350	$	---
U.S. Agency MBS and CMOs	11,817		---	11,817		---
Tax-exempt state and municipal bonds	39,187		---	39,187		---
Taxable state and municipal bonds	33,883		---	33,883		---
Corporate bonds and other debt securities	13,726		---	13,726		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	2,181		---	2,181		---
Interest rate swaps	494		---	---		494
Interest rate swaps	(494)		---	---		(494)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2017
Impaired loans	$3,052	$	---	$	---	$3,052
Other real estate owned	4,811		---		---	4,811

December 31, 2016
Impaired loans	$3,436	$	---	$	---	$3,436
Other real estate owned	9,542		---		---	9,542

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
June 30, 2017
Impaired Loans	$3,052	Sales comparison approach	Adjustment for differences between comparable sales	5.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	4,811	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 23.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2016
Impaired Loans	$3,436	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 35.0
		Income approach	Capitalization rate	9.5 to 11.5

Other real estate owned	9,542	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 32.5
		Income approach	Capitalization rate	9.5 to 11.5

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2017 and December 31, 2016 (dollars in thousands):

	Level in	June 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$31,165	$31,165	$27,690	$27,690
Cash equivalents	Level 2	114,104	114,104	62,129	62,129
Securities held to maturity	Level 3	68,818	69,816	69,378	69,849
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,237,837	1,234,678	1,260,414	1,247,842
Bank owned life insurance	Level 3	39,781	39,781	39,274	39,274
Accrued interest receivable	Level 2	4,084	4,084	4,092	4,092

Financial liabilities
Deposits	Level 2	(1,459,990)	(1,459,895)	(1,448,724)	(1,448,692)
Other borrowed funds	Level 2	(82,785)	(82,623)	(84,173)	(84,051)
Long-term debt	Level 2	(41,238)	(36,440)	(41,238)	(36,112)
Accrued interest payable	Level 2	(283)	(283)	(282)	(282)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Noninterest-bearing demand	$481,769	$501,478
Interest bearing demand	342,551	340,715
Savings and money market accounts	557,922	532,853
Certificates of deposit	77,748	73,678
	$1,459,990	$1,448,724

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $19.2 million at June 30, 2017 and $17.4 million at December 31, 2016.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
June 30, 2017
Single maturity fixed rate advances	$80,000	February 2018 to April 2021	1.60%
Amortizable mortgage advances	2,785	March 2018 to July 2018	3.75%
	$82,785

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2016
Single maturity fixed rate advances	$80,000	February 2018 to April 2021	1.60%
Amortizable mortgage advances	4,173	March 2018 to July 2018	3.78%
	$84,173

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $442.9 million and $425.0 million under a blanket lien arrangement at June 30, 2017 and December 31, 2016, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Scheduled repayments of FHLB advances as of June 30, 2017 were as follows (in thousands):

2017	$667
2018	52,118
2019	10,000
2020	10,000
2021	10,000
Thereafter	---
$82,785

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at June 30, 2017 and December 31, 2016, and the Company had approximately $13.1 million and $18.1 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $15.7 million and $20.7 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2017 and 2016 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income available to common shares	$4,762	$3,745	$9,223	$7,240

Weighted average shares outstanding, including participating stock awards - Basic	33,942,318	33,922,506	33,941,668	33,923,810

Dilutive potential common shares:
Stock options	5,809	---	6,703	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	33,948,127	33,922,506	33,948,371	33,923,810
Basic earnings per common share	$0.14	$0.11	$0.27	$0.21
Diluted earnings per common share	$0.14	$0.11	$0.27	$0.21

Stock options for 100,896 shares of common stock for both the three and six month periods ended June 30, 2016, were not considered in computing diluted earnings per share because they were antidilutive. There were no antidilutive shares of common stock in the three and six month periods ended June 30, 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Current	$(62)	$1,757	$1,742	$3,226
Deferred	2,191	(78)	2,353	(147)
	$2,129	$1,679	$4,095	$3,079

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	$2,412	$1,899	$4,661	$3,612
Deduct
Tax-exempt interest income	(186)	(149)	(369)	(297)
Bank-owned life insurance	(85)	(56)	(168)	(211)
Other, net	(12)	(15)	(29)	(25)
	$2,129	$1,679	$4,095	$3,079

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at June 30, 2017 or December 31, 2016.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2017	December 31, 2016
Deferred tax assets
Allowance for loan losses	$5,800	$5,937
Nonaccrual loan interest	620	718
Valuation allowance on other real estate owned	1,505	3,714
Unrealized loss on securities available for sale	158	799
Other	255	176
Gross deferred tax assets	8,338	11,344
Valuation allowance	---	---
Total net deferred tax assets	8,338	11,344

Deferred tax liabilities
Depreciation	(1,669)	(1,705)
Prepaid expenses	(399)	(399)
Unrealized gain on securities available for sale	---	---
Other	(401)	(377)
Gross deferred tax liabilities	(2,469)	(2,481)
Net deferred tax asset	$5,869	$8,863

There were no unrecognized tax benefits at June 30, 2017 or December 31, 2016 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2013.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2017	December 31, 2016
Commitments to make loans	$129,918	$90,293
Letters of credit	12,450	13,823
Unused lines of credit	465,621	437,435

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $10.6 million and $19.8 million at June 30, 2017 and December 31, 2016, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At June 30, 2017, approximately 36.3% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2017, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At June 30, 2017 and December 31, 2016, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
CET1 capital (to risk weighted assets)
Consolidated	$170,426	11.6%	$66,101	4.5%	$84,463	5.8%	N/A	N/A
Bank	204,469	13.9	66,228	4.5	84,626	5.8	$95,664	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	210,426	14.3	88,135	6.0	106,497	7.3	N/A	N/A
Bank	204,469	13.9	88,304	6.0	106,702	7.3	117,740	8.0
Total capital (to risk weighted assets)
Consolidated	226,996	15.5	117,153	8.0	135,876	9.3	N/A	N/A
Bank	221,039	15.0	117,739	8.0	136,137	9.3	147,175	10.0
Tier 1 capital (to average assets)
Consolidated	210,426	12.2	68,961	4.0	N/A	N/A	N/A	N/A
Bank	204,469	11.9	68,898	4.0	N/A	N/A	86,122	5.0

December 31, 2016
CET1 capital (to risk weighted assets)
Consolidated	$163,663	11.0%	$66,743	4.5%	$76,013	5.1%	N/A	N/A
Bank	197,972	13.4	66,737	4.5	76,006	5.1	$96,398	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	203,663	13.7	88,991	6.0	98,261	6.6	N/A	N/A
Bank	197,972	13.4	88,983	6.0	98,252	6.6	118,644	8.0
Total capital (to risk weighted assets)
Consolidated	220,625	14.9	118,655	8.0	127,925	8.6	N/A	N/A
Bank	214,934	14.5	118,644	8.0	127,913	8.6	148,305	10.0
Tier 1 capital (to average assets)
Consolidated	203,663	12.0	67,810	4.0	N/A	N/A	N/A	N/A
Bank	197,972	11.7	67,742	4.0	N/A	N/A	84,677	5.0

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2017 and December 31, 2016, respectively, qualified as Tier 1 capital. Refer to our 2016 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at June 30, 2017 and December 31, 2016.

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

At June 30, 2017, we had total assets of $1.76 billion, total loans of $1.25 billion, total deposits of $1.46 billion and shareholders' equity of $170.2 million.  During the second quarter of 2017, we recognized net income of $4.8 million compared to net income of $3.7 million in the second quarter of 2016.  For the six months ended June 30, 2017, we recognized net income of $9.2 million compared to $7.2 million for the same period in 2016.  The Bank was categorized as “well capitalized” under regulatory capital standards at June 30, 2017.

We paid a dividend of $0.03 per share in each quarter of 2016.  We increased the dividend to $0.04 per share in the first and second quarters of 2017.

RESULTS OF OPERATIONS

Summary: Net income for the quarter ended June 30, 2017 was $4.8 million, compared to net income of $3.7 million in the second quarter of 2016. Net income per common share on a diluted basis was $0.14 for the second quarter of 2017 and $0.11 for the second quarter of 2016.  For the six months ended June 30, 2017, net income was $9.2 million, compared to $7.2 million for the same period in 2016.  Net income per share on a diluted basis for the six months ended June 30, 2017 was $0.27 compared to $0.21 for the same period in 2016.

The increase in earnings in the second quarter of 2017 compared to the second quarter of 2016 was due primarily to increased net interest income and reduced nonperforming asset expenses.  Net interest income increased to $12.7 million in the second quarter of 2017 compared to $11.6 million in the same period in 2016.  The provision for loan losses was a negative $500,000 for the second quarter of 2017, compared to a negative $750,000 for the second quarter of 2016.  Nonperforming asset expenses (including administration costs and losses) were a negative $158,000 for the second quarter of 2017 compared to $460,000 for the second quarter of 2016, primarily as a result of a decrease of $469,000 in writedowns of other real estate owned.  We again were in a net loan recovery position for the second quarter of 2017, with $374,000 in net loan recoveries, compared to $580,000 in net loan recoveries in the second quarter of 2016.

The increase in earnings for the six month period ended June 30, 2017 compared to the same period of 2016, was due primarily to increased net interest income and reduced nonperforming asset expenses.  Net interest income increased to $25.3 million in the first six months of 2017 compared to $23.3 million in the same period in 2016.  Nonperforming asset expenses (including administration costs and losses) were a negative $63,000 for the first six months of 2017 compared to $871,000 for the first six months of 2016, primarily as a result of a net gains on other real estate owned of $385,000 for the first six months of 2017 compared to net losses of $294,000 for the same period in 2016.  The provision for loan losses was a negative $1.0 million for the first six months of 2017, compared to a negative $850,000 for the first six months of 2016.  We again were in a net loan recovery position for the first half of 2017, with $608,000 in net loan recoveries, compared to $728,000 in net loan recoveries in the first half of 2016.  Each of these items is discussed more fully below.

Index
Net Interest Income: Net interest income totaled $12.7 million for the second quarter of 2017 and $11.6 million for the second quarter of 2016.  For the first six months of 2017, net interest income was $25.3 million compared to $23.3 million for the same period in 2016.

Net interest income was positively impacted in the second quarter of 2017 by an increase in average earning assets of $63.3 million compared to the second quarter of 2016.  Our average yield on earning assets for the second quarter of 2017 increased 17 basis points compared to the same period in 2016 from 3.41% to 3.58%.  Average interest earning assets totaled $1.59 billion for the second quarter of 2017 compared to $1.53 billion for the second quarter of 2016. The net interest margin was 3.24% for the second quarter of 2017 compared to 3.08% for the second quarter of 2016.  An increase of $35.2 million in average securities between periods and an increase of $48.5 million in average loans were the primary drivers of the increase.  Yield on commercial loans increased from 3.86% for the second quarter of 2016 to 4.02% for the second quarter of 2017.  Yield on residential mortgage loans decreased from 3.49% for the second quarter of 2016 to 3.47% for the second quarter of 2017, while yields on consumer loans increased from 3.99% for the second quarter of 2016 to 4.17% for the second quarter of 2017.  The December 2016 and March 2017 increases in the federal funds rate had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.

Average interest earning assets increased to $1.59 billion for the first six months of 2017, compared to $1.54 billion for the first six months of 2016.  Our average yield on earning assets increased 17 basis points for the first half of 2017 in comparison to the same period in 2016.  Our net interest margin was 3.25% for the first six months of 2017 compared to 3.09% for the same period in 2016.  Net interest margin for the first six months of 2017 benefitted from the December 2016 and March 2017 increases in the federal funds rate.  The commercial loan yield in the first six months of 2017 was also positively impacted by the complete payoff of a loan that had been on nonaccrual, resulting in the realization of $267,000 in interest income that had been deferred.

The cost of funds increased to 0.49% and 0.48% in the three and six month periods of 2017 from 0.47% in the same periods of 2016. Increases in the rates paid on our savings and money market accounts in response to the December 2016 and March 2017 federal funds rate increases caused the slight increase in our cost of funds.

Index
The following table shows an analysis of net interest margin for the three month periods ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended June 30,
	2017			2016
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$145,596	$646	1.77%	$132,431	$565	1.71%
Tax-exempt securities (1)	106,495	545	3.21	84,468	441	3.37
Commercial loans (2)	956,815	9,730	4.02	899,336	8,768	3.86
Residential mortgage loans	214,857	1,863	3.47	219,301	1,917	3.49
Consumer loans	91,157	948	4.17	95,722	949	3.99
Federal Home Loan Bank stock	11,558	121	4.15	11,558	122	4.18
Federal funds sold and other short-term investments	68,371	189	1.09	88,719	111	0.49
Total interest earning assets (1)	1,594,849	14,042	3.58	1,531,535	12,873	3.41

Noninterest earning assets:
Cash and due from banks	30,499			26,537
Other	98,227			96,253
Total assets	$1,723,575			$1,654,325

Liabilities
Deposits:
Interest bearing demand	$325,429	$68	0.08%	$325,432	$77	0.10%
Savings and money market accounts	557,075	350	0.25	509,098	231	0.18
Time deposits	79,085	139	0.70	85,585	131	0.62
Borrowings:
Other borrowed funds	87,894	358	1.61	102,642	458	1.77
Long-term debt	41,238	422	4.05	41,238	368	3.53
Total interest bearing liabilities	1,090,721	1,337	0.49	1,063,995	1,265	0.47

Noninterest bearing liabilities:
Noninterest bearing demand accounts	458,186			426,588
Other noninterest bearing liabilities	6,427			7,078
Shareholders' equity	168,241			156,664
Total liabilities and shareholders' equity	$1,723,575			$1,654,325

Net interest income		$12,705			$11,608

Net interest spread (1)			3.09%			2.94%
Net interest margin (1)			3.24%			3.08%
Ratio of average interest earning assets to average interest bearing liabilities	146.22%			143.94%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Includes loan fees of $157,000 and $114,000 for the three months ended June 30, 2017 and 2016.  Includes average nonaccrual loans of approximately $592,000 and $367,000 for the three months ended June 30, 2017 and 2016.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2017 and 2016 (dollars in thousands):

	For the six months ended June 30,
	2017			2016
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$146,612	$1,285	1.75%	$130,986	$1,115	1.70%
Tax-exempt securities (1)	107,546	1,084	3.18	84,551	874	3.28
Commercial loans (2)	956,484	19,387	4.03	895,287	17,660	3.90
Residential mortgage loans	216,050	3,743	3.47	216,182	3,801	3.51
Consumer loans	92,263	1,865	4.08	97,695	1,929	3.97
Federal Home Loan Bank stock	11,558	245	4.21	11,558	246	4.21
Federal funds sold and other short-term investments	56,832	281	0.98	99,092	256	0.51
Total interest earning assets (1)	1,587,345	27,890	3.58	1,535,351	25,881	3.41

Noninterest earning assets:
Cash and due from banks	28,387			25,784
Other	99,424			97,823
Total assets	$1,715,156			$1,658,958

Liabilities
Deposits:
Interest bearing demand	$323,231	$138	0.08%	$330,079	$162	0.10%
Savings and money market accounts	553,404	641	0.23	511,171	469	0.19
Time deposits	78,529	259	0.67	87,931	271	0.62
Borrowings:
Other borrowed funds	93,427	740	1.57	99,282	900	1.79
Long-term debt	41,238	824	3.98	41,238	733	3.52
Total interest bearing liabilities	1,089,829	2,602	0.48	1,069,701	2,535	0.47

Noninterest bearing liabilities:
Noninterest bearing demand accounts	453,583			427,111
Other noninterest bearing liabilities	5,454			6,692
Shareholders' equity	166,290			155,454
Total liabilities and shareholders' equity	$1,715,156			$1,658,958

Net interest income		$25,288			$23,346
Net interest spread (1)			3.10%			2.94%
Net interest margin			3.25%			3.09%
Ratio of average interest earning assets to average interest bearing liabilities	145.65%			143.53%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Includes loan fees of $366,000 and $358,000 for the six months ended June 30, 2017 and 2016.  Includes average nonaccrual loans of approximately $488,000 and $476,000 for the six months ended June 30, 2017 and 2016.

Index
Provision for Loan Losses: The provision for loan losses for the second quarter of 2017 was a negative $500,000 compared to a negative $750,000 for the second quarter of 2016.  The negative provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $374,000 in the second quarter of 2017 and $580,000 in the second quarter of 2016.  At June 30, 2017, we had experienced net loan recoveries in twelve of the past thirteen quarters, and in each of the past ten quarters.  The provision for loan losses for the first half of 2017 was a negative $1.0 million compared to a negative $850,000 for the same period in 2016.

Gross loan recoveries were $513,000 for the second quarter of 2017 and $616,000 for the same period in 2016.  In the second quarter of 2017, we had $139,000 in charge-offs, compared to $36,000 in the second quarter of 2016.  For the six months ended June 30, 2017, we experienced gross loan recoveries of $773,000 compared to $840,000 for the same period in 2016.  Loan charge-offs were $165,000 for the six months ended June 30, 2017 compared to $112,000 for the same period in 2016.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2017 were $4.5 million and $8.7 million compared to $4.5 million and $9.1 million for the same periods in 2016.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Service charges and fees on deposit accounts	$1,110	$1,112	$2,170	$2,159
Net gains on mortgage loans	476	572	904	1,060
Trust fees	833	788	1,611	1,496
Gain as sales of securities	---	10	3	99
ATM and debit card fees	1,338	1,257	2,539	2,443
Bank owned life insurance (“BOLI”) income	243	158	481	602
Investment services fees	250	270	466	573
Other income	228	369	535	712
Total noninterest income	$4,478	$4,536	$8,709	$9,144

Net gains on mortgage loans were down $96,000 in the second quarter of 2017 compared to the second quarter of 2016 as a result of an overall lower level of volume.  Mortgage loans originated for sale in the second quarter of 2017 were $16.7 million, compared to $19.0 million in the second quarter of 2016.  Mortgage loans originated for portfolio in the second quarter of 2017 were $12.1 million, compared to $23.1 million in the second quarter of 2016.  ATM and debit card fees were up in the three and six months ended June 30, 2017 due to higher volume of usage by our customers.  Mortgage loans originated for sale for the first six months of 2017 were $33.7 million, down from $37.9 million in the first six months of 2016.  BOLI income in the first six months of 2016 included $290,000 in net benefits from the distribution of a death claim on a covered former employee.  Trust fees were up in the first six months of 2017 due to investment market value changes and growth in trust assets.

Index
Noninterest Expense: Noninterest expense decreased to $10.8 million for the three month period ended June 30, 2017, from $11.5 million for the same period in 2016.  Noninterest expense decreased to $21.7 million for the six month period ended June 30, 2017 compared to $23.0 million for the same period in 2016.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Salaries and benefits	$6,153	$6,168	$12,152	$12,355
Occupancy of premises	991	901	2,017	1,883
Furniture and equipment	750	839	1,482	1,704
Legal and professional	197	188	422	347
Marketing and promotion	225	275	453	550
Data processing	731	688	1,413	1,347
FDIC assessment	134	220	270	472
Interchange and other card expense	324	308	637	594
Bond and D&O insurance	118	131	234	263
Net (gains) losses on repossessed and foreclosed properties	(300)	258	(385)	294
Administration and disposition of problem assets	142	202	322	577
Outside services	408	389	857	758
Other noninterest expense	919	903	1,805	1,877
Total noninterest expense	$10,792	$11,470	$21,679	$23,021

Most categories of noninterest expense were relatively flat or had reductions compared to the second quarter of 2016 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased by $15,000 in the second quarter of 2017 from the second quarter of 2016. This decrease is largely due to a lower level of costs associated with employee benefits, particularly medical insurance, which were down $28,000 compared to the second quarter of 2017 due to a lower level of claims.  Variable based compensation was down $84,000 compared to the second quarter of 2016 and was down $159,000 for the first six months of 2017 compared to the same period in 2016 due to lower mortgage production and brokerage volume.  We had 344 full-time equivalent employees at June 30, 2017 compared to 343 at June 30, 2016.

Occupancy expenses were up $90,000 in the second quarter of 2017 and were up $134,000 for the first six months of 2017 compared to the same periods in 2016 due to higher maintenance costs incurred associated with certain branch facilities.

Our FDIC assessment costs decreased by $86,000 in the second quarter of 2017 compared to the same period in 2016 and by $202,000 for the first six months of 2017 due primarily to positive changes in our assessment rates.   These costs have been trending down for the past few years and we believe the rate has stabilized and future expense fluctuations will likely be dependent on changes in our asset size.

Costs associated with administration and disposition of problem assets have decreased significantly over the past several years.  These expenses include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced decreases in each of these three expense categories in the second quarter of 2017 and the first six month of 2017 compared to the same periods in the prior year.

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Legal and professional – nonperforming assets	$18	$29	$35	$99
Repossessed and foreclosed property administration	124	173	287	478
Net (gains) losses on repossessed and foreclosed properties	(300)	258	(385)	294
Total	$(158)	$460	$(63)	$871

Index
As problem loans move through the collection process, the costs associated with nonperforming assets remained elevated, but have decreased significantly over the past several years.  Other real estate owned decreased from $14.1 million at June 30, 2016 to $7.1 million at June 30, 2017.  During the second quarter of 2017, we sold our largest individual other real estate owned property (carry value of $3.4 million) for a net gain of $68,000.   This property was responsible for a significant portion of our nonperforming asset expense, including maintenance, property taxes and utility costs.  With the reductions in other real estate owned properties, we believe we will experience more reductions in these costs going forward.

Losses on repossessed assets and foreclosed properties for the three month period ended June 30, 2017 decreased $558,000 from the same period in 2016.  For the first six months of 2017, these expenses decreased $679,000 from the same period in 2016.  These decreases were primarily due to a lower level of writedowns of other real estate properties in these periods.  In the second quarter of 2016, valuation writedowns totaled $426,000, due primarily to a writedown on our largest other real estate owned property.  As discussed above, this property was sold in the second quarter of 2017.  Also contributing to the decrease was an increase of $153,000 in net gains on sales of other real estate owned.  In the first six months of 2017, we recognized net gains totaling $470,000 on such sales, compared to $260,000 for the same period in 2016.

Federal Income Tax Expense: We recorded $2.1 million and $4.1 million in federal income tax expense for the three and six month periods ended June 30, 2017 compared to $1.7 million and $3.1 million, respectively, in the same periods in 2016.  Our effective tax rate for the three and six month periods ended June 30, 2017 was 30.90% and 30.75%, compared to 30.96% and 29.83%, respectively, for the same periods in 2016.

FINANCIAL CONDITION

Total assets were $1.76 billion at June 30, 2017, an increase of $18.1 million from $1.74 billion at December 31, 2016. This change reflected increases of $55.5 million in cash and cash equivalents offset by decreases of $29.5 million in our loan portfolio and $3.1 million in other assets.  Total deposits increased by $11.3 million and other borrowed funds decreased by $1.4 million at June 30, 2017 compared to December 31, 2016.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $145.3 million at June 30, 2017 compared to $89.8 million at December 31, 2016.  The increase in these balances related primarily to the decrease in our total loans and increase in total deposits in the same period.

Securities: Securities available for sale were $184.8 million at June 30, 2017 compared to $184.4 million at December 31, 2016. The balance at June 30, 2017 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $69.4 million at December 31, 2016 to $68.8 million at June 30, 2017.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $29.5 million in the first six months of 2017 and were $1.25 billion at June 30, 2017 compared to $1.28 billion at December 31, 2016. During the first six months of 2017, our commercial portfolio decreased by $17.6 million, while our consumer portfolio decreased by $7.0 million and our residential mortgage portfolio decreased by $4.9 million.  The decrease in the commercial portfolio is seasonal and we expect balances to increase throughout the remainder of 2017.  In addition, we have been focusing efforts to increase our consumer and residential mortgage portfolio segments to further diversify our credit risk.

The volume of residential mortgage loans originated for sale in the first six months of 2017 decreased $4.2 million compared to the same period in 2016 due to a higher interest rate environment. Residential mortgage loans originated for sale were $33.7 million in the first six months of 2017 compared to $37.9 million in the first six months of 2016.  Mortgage loans originated for portfolio in the first six months of 2017 were $12.1 million, compared to $37.2 million in the first six months of 2016.  Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.

Overall, the commercial loan portfolio decreased $17.6 million in the first six months of 2017.  Our commercial and industrial portfolio decreased by $14.1 million and our commercial real estate loans decreased by $3.5 million.  Considering our pipeline of commercial credits at June 30, 2017, we expect to achieve measured, high quality loan portfolio growth throughout the remainder of 2017.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 76% of the total loan portfolio at June 30, 2017 and December 31, 2016. Residential mortgage and consumer loans comprised approximately 24% of total loans at June 30, 2017 and December 31, 2016.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2017		December 31, 2016
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$8,701	0.7%	$11,970	0.9%
Unsecured to residential developers	4,734	0.4	4,734	0.4
Vacant and unimproved	38,357	3.1	40,286	3.1
Commercial development	492	---	378	---
Residential improved	77,047	6.2	75,348	5.9
Commercial improved	282,884	22.6	289,478	22.6
Manufacturing and industrial	102,325	8.2	95,787	7.5
Total commercial real estate	514,540	41.2	517,981	40.4
Commercial and industrial	435,218	34.8	449,342	35.1
Total commercial	949,758	76.0	967,323	75.5

Consumer
Residential mortgage	212,745	17.0	217,614	17.0
Unsecured	280	---	396	---
Home equity	81,779	6.5	88,113	6.9
Other secured	6,793	0.5	7,366	0.6
Total consumer	301,597	24.0	313,489	24.5
Total loans	$1,251,355	100.0%	$1,280,812	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for approximately 41% of the total loan portfolio at June 30, 2017 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 17% of portfolio loans at both June 30, 2017 and December 31, 2016.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during the first six months of 2017 decreased from the first six months of 2016 as a result of interest rate conditions.  We are also experiencing a shift in production to financing new home purchases versus refinancings.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $7.0 million to $88.9 million at June 30, 2017 from $95.9 million at December 31, 2016, due primarily to a decrease in home equity loans.  Consumer loans comprised approximately 7% of our portfolio loans at June 30, 2017 and December 31, 2016.

Index
The following table shows our loan origination activity for portfolio loans during the first six months of 2017 and 2016, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$1,494	1.1%	$498	$5,227	3.4%	$871
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	1,663	1.2	238	221	0.2	110
Commercial development	125	0.1	125	2,200	1.5	2,200
Residential improved	22,673	16.5	246	37,174	24.4	409
Commercial improved	15,144	11.0	891	21,382	14.0	1,018
Manufacturing and industrial	5,700	4.1	814	10,956	7.2	996
Total commercial real estate	46,799	34.0	368	77,160	50.7	584
Commercial and industrial	46,992	34.2	712	18,088	11.9	266
Total commercial	93,791	68.2	486	95,248	62.6	476

Consumer
Residential mortgage	21,274	15.5	239	37,201	24.4	201
Unsecured	---	---	---	12	---	12
Home equity	21,177	15.4	84	18,496	12.1	80
Other secured	1,235	0.9	16	1,316	0.9	20
Total consumer	43,686	31.8	104	57,025	37.4	118
Total loans	$137,477	100.0%	224	$152,273	100.0%	223

The following table shows a breakout of our commercial loan activity during the first six months of 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Commercial loans originated	$93,791	$95,248
Repayments of commercial loans	(88,690)	(79,989)
Change in undistributed - available credit	(22,666)	(6,796)
Net increase/(decrease) in total commercial loans	$(17,565)	$8,463

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2017, nonperforming assets totaled $7.8 million compared to $12.6 million at December 31, 2016. Additions to other real estate owned in the first six months of 2017 were $60,000, compared to $102,000 in the first six months of 2016.  At June 30, 2017, there were no loans in redemption, so we expect there to be few additions to other real estate owned in 2017.  Proceeds from sales of foreclosed properties were $5.6 million in the first six months of 2017, resulting in a net realized gain on sale of $470,000.  We sold our largest individual foreclosed property in the second quarter of 2017.  Proceeds from sales of foreclosed properties were $3.3 million in the first six months of 2016 resulting in a net realized gain on sale of $260,000.    Based upon purchase agreements in place at June 30, 2017 and the sale of our largest individual property in the second quarter of 2017, we expect the level of sales of foreclosed properties to be lower in the second half of 2017 than experienced in the first half of 2017.

Index
Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of June 30, 2017, nonperforming loans totaled $670,000, or 0.05% of total portfolio loans, compared to $300,000, or 0.02% of total portfolio loans, at December 31, 2016.

Nonperforming loans at June 30, 2017 consisted of $436,000 of commercial real estate loans, $6,000 of commercial and industrial loans, and $228,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $7.1 million at June 30, 2017 and $12.3 million at December 31, 2016. Of this balance at June 30, 2017, there were 25 commercial real estate properties totaling approximately $6.9 million. The remaining balance was comprised of 5 residential properties totaling approximately $166,000.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At June 30, 2017, our foreclosed asset portfolio had a weighted average age held in portfolio of 5.44 years. Below is a breakout of our foreclosed asset portfolio at June 30, 2017 and December 31, 2016 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	June 30, 2017			December 31, 2016
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value at Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$56	---%	---%	$136	---%	20.3%
Residential Lot	120	54.0	74.9	438	30.1	48.0
Multi-Family	---	---	---	---	---	---
Vacant Land	2,487	44.3	51.1	3,096	47.2	58.3
Residential Development	2,260	35.7	75.7	2,570	36.2	74.2
Commercial Office	128	64.7	66.3	240	49.3	51.1
Commercial Industrial	---	---	---	---	---	---
Commercial Improved	2,046	9.4	29.2	5,773	48.7	51.2
	$7,097	35.0	60.9	$12,253	45.2	60.1

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2017	December 31, 2016
Nonaccrual loans	$466	$300
Loans 90 days or more delinquent and still accruing	204	---
Total nonperforming loans (NPLs)	670	300
Foreclosed assets	7,097	12,253
Repossessed assets	---	---
Total nonperforming assets (NPAs)	$7,767	$12,553

NPLs to total loans	0.05%	0.02%
NPAs to total assets	0.44%	0.72%

Index
The following table shows the composition and amount of our troubled debt restructurings (TDRs) at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$13,920	$9,179	$23,099	$17,786	$12,051	$29,837
Nonperforming TDRs (1)	319	---	319	141	8	149
Total TDRs	$14,239	$9,179	$23,418	$17,927	$12,059	$29,986

(1)	Included in nonperforming asset table above

We had a total of $23.4 million and $30.0 million of loans whose terms have been modified in TDRs as of June 30, 2017 and December 31, 2016, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $6.6 million from December 31, 2016 to June 30, 2017.  Of this decrease, $2.4 million related to a consumer property that was sold during the period and the remainder of the decrease was primarily due to paydowns on commercial TDRs.

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

Allowance for loan losses: The allowance for loan losses at June 30, 2017 was $16.6 million, a decrease of $392,000 from $17.0 million at December 31, 2016.  The balance of the allowance for loan losses represented 1.32% of total portfolio loans at both June 30, 2017 and December 31, 2016.  The allowance for loan losses to nonperforming loan coverage ratio decreased from 5,654% at December 31, 2016 to 2,473% at June 30, 2017.

The table below shows the changes in these metrics over the past five quarters:

(Dollars in millions)	Quarter Ended June 30, 2017	Quarter Ended March 31, 2017	Quarter Ended December 31, 2016	Quarter Ended September 30, 2016	Quarter Ended June 30, 2016
Commercial loans	$949.8	$962.1	$967.3	$923.2	$894.4
Nonperforming loans	0.7	0.4	0.3	0.2	0.3
Other real estate owned and repo assets	7.1	12.1	12.3	13.1	14.1
Total nonperforming assets	7.8	12.5	12.6	13.3	14.4
Net charge-offs (recoveries)	(0.4)	(0.2)	(1.2)	(0.1)	(0.6)
Total delinquencies	0.8	0.9	1.4	0.3	1.0

As discussed earlier, we have had net loan recoveries in twelve of the last thirteen quarters and in each of the last ten quarters.  Our total delinquencies have continued to be negligible and were $815,000 at June 30, 2017 and $1.4 million at December 31, 2016.  Our delinquency percentage at June 30, 2017 was just 0.07%, well below the Bank’s peers.

Index
These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $392,000 in the first six months of 2017.  We recorded a negative provision for loan losses of $1.0 million for the six months ended June 30, 2017 compared to a negative $850,000 for the same period of 2016.  Net loan recoveries were $608,000 for the six months ended June 30, 2017, compared to net recoveries of $728,000 for the same period in 2016. The ratio of net charge-offs to average loans was (0.10)% on an annualized basis for the first six months of 2017, compared to (0.12)% for the first six months of 2016.

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

Overall, impaired loans declined by $6.2 million to $23.4 million at June 30, 2017 compared to $29.7 million at December 31, 2016.  The specific allowance for impaired loans decreased $170,000 to $1.5 million at June 30, 2017, compared to $1.7 million at December 31, 2016.  The specific allowance for impaired loans represented 6.5% of total impaired loans at June 30, 2017 and 5.7% at December 31, 2016.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as TDRs if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.0 million at June 30, 2017 and $12.1 million at December 31, 2016.  This resulted in a general reserve percentage allocated at June 30, 2017 of 1.28% of commercial loans, an increase from 1.27% at December 31, 2016.  The qualitative component of our allowance allocated to commercial loans was $11.9 million at June 30, 2017 (down from $12.4 million at December 31, 2016).

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.1 million at both June 30, 2017 and December 31, 2016.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $48.6 million at June 30, 2017, down $1.4 million from $50.0 million at December 31, 2016.  During the second quarter of 2017 we sold a property in Grand Rapids that had been held for future branch expansion for $590,000, recognizing a net loss on sale of $69,000.

Index
Deposits and Other Borrowings: Total deposits increased $11.3 million to $1.46 billion at June 30, 2017, as compared to $1.45 billion at December 31, 2016.  Non-interest checking account balances decreased $19.7 million during the six months of 2017.  Interest bearing demand account balances increased $1.8 million and savings and money market account balances increased $25.1 million in the first six months of 2017.  Certificates of deposits increased by $4.0 million in the first six months of 2017.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 33% of total deposits at June 30, 2017 and 35% at December 31, 2016.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 62% of total deposits at June 30, 2017 and 60% at December 31, 2016. Time accounts as a percentage of total deposits were 5% at both June 30, 2017 and December 31, 2016.

Borrowed funds totaled $124.0 million at June 30, 2017, including $82.8 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $125.4 million at December 31, 2016, including $84.2 million of FHLB advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $1.4 million in the first six months of 2017 due to an annual payment on an amortizing FHLB advance.

CAPITAL RESOURCES

Total shareholders' equity of $170.2 million at June 30, 2017 increased $7.9 million from $162.2 million at December 31, 2016. The increase was primarily a result of net income of $9.2 million earned in the first six months of 2017 and an increase of $1.2 million in accumulated other comprehensive income, partially offset by the payment of $2.7 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at June 30, 2017.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	June 30, 2017	March 31, 2017	Dec 31, 2016	Sept 30, 2016	June 30, 2016
Total capital to risk weighted assets	15.5%	15.1%	14.9%	15.2%	15.2%
Common Equity Tier 1 to risk weighted assets	11.6	11.3	11.0	11.3	11.1
Tier 1 capital to risk weighted assets	14.3	14.0	13.7	14.1	14.0
Tier 1 capital to average assets	12.2	12.1	12.0	12.0	11.9

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2017 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2017, the Bank held $114.1 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $292.8 million as of June 30, 2017.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at June 30, 2017 (dollars in thousands):

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		40,411		35,418		1,919	---
Other borrowed funds		32,118		40,667		10,000	---
Operating lease obligations		247		399		32	---
Total		$72,776		$76,484		$11,951	$41,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2017, we had a total of $465.6 million in unused lines of credit, $129.9 million in unfunded loan commitments and $12.5 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2016, the Bank paid dividends to the Company totaling $6.2 million.  In the same period, the Company paid dividends to its shareholders totaling $4.0 million.  On February 27, 2017, the Bank paid a dividend totaling $1.8 million to the Company in anticipation of the common share cash dividend of $0.04 per share paid on February 28, 2017 to shareholders of record on February 13, 2017.  The cash distributed for this cash dividend payment totaled $1.4 million.  On May 30, 2017, the Bank paid a dividend totaling $1.9 million to the Company in anticipation of the common share cash dividend of $0.04 per share paid on May 30, 2017 to shareholders of record on May 15, 2017. The cash distributed for this cash dividend payment totaled $1.4 million.  The Company retained the remaining balance in each period for general corporate purposes.  At June 30, 2017, the Bank had a retained earnings balance of $43.4 million.

During 2016, the Company received payments from the Bank totaling $7.1 million, representing the Bank’s intercompany tax liability for the 2016 tax year, in accordance with the Company’s tax allocation agreement.  During the first six months of 2017, the Company received payments from the Bank totaling $1.0 million, representing the Bank’s intercompany tax liability for the first six months of 2017.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at June 30, 2017 was $5.6 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first six months of 2017.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2017, we had gross deferred tax assets of $8.3 million, gross deferred tax liabilities of $2.4 million resulting in a net deferred tax asset of $5.9 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Each reporting period we consider all reasonably available positive and negative evidence and determine whether it is “more likely than not” that we would be able to realize our deferred tax assets.  With the positive results in the first six months of 2017, we concluded at June 30, 2017 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2017 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$224,375	(0.68)%	$55,191	4.86%
Interest rates up 100 basis points	226,145	0.10	53,891	2.39
No change	225,917	---	52,633	---
Interest rates down 100 basis points	206,632	(8.54)	50,468	(4.11)
Interest rates down 200 basis points	199,903	(11.51)	48,749	(7.38)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) as of June 30, 2017, the end of the period covered by this report.

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

Dated: July 27, 2017