Form 10-Q
period 2017-09-30
MACATAWA BANK CORP
filed 2017-10-26
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,941,203 shares of the Company's Common Stock (no par value) were outstanding as of October 26, 2017.

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

Index
Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 (unaudited) and December 31, 2016
(Dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$28,318	$27,690
Federal funds sold and other short-term investments	131,571	62,129
Cash and cash equivalents	159,889	89,819
Securities available for sale, at fair value	214,182	184,433
Securities held to maturity (fair value 2017 - $62,854 and 2016 - $69,849)	61,927	69,378
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	2,199	2,181
Total loans	1,260,037	1,280,812
Allowance for loan losses	(16,434)	(16,962)
Net loans	1,243,603	1,263,850
Premises and equipment – net	46,822	50,026
Accrued interest receivable	4,532	4,092
Bank-owned life insurance	40,042	39,274
Other real estate owned - net	6,661	12,253
Net deferred tax asset	5,992	8,863
Other assets	5,639	5,286
Total assets	$1,803,046	$1,741,013

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$497,310	$501,478
Interest-bearing	1,008,868	947,246
Total deposits	1,506,178	1,448,724
Other borrowed funds	72,118	84,173
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	10,048	4,639
Total liabilities	1,629,582	1,578,774

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,941,953 and 33,940,788 shares issued and outstanding at September 30, 2017 and December 31, 2016	217,099	216,731
Retained deficit	(43,307)	(53,008)
Accumulated other comprehensive income (loss)	(328)	(1,484)
Total shareholders' equity	173,464	162,239
Total liabilities and shareholders' equity	$1,803,046	$1,741,013

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2017 and 2016
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$12,804	$11,838	$37,800	$35,228
Securities
Taxable	741	584	2,025	1,699
Tax-exempt	574	451	1,658	1,325
FHLB Stock	122	122	367	368
Federal funds sold and other short-term investments	385	127	666	383
Total interest income	14,626	13,122	42,516	39,003
Interest expense
Deposits	732	431	1,770	1,333
Other borrowings	314	418	1,053	1,318
Long-term debt	442	371	1,267	1,104
Total interest expense	1,488	1,220	4,090	3,755
Net interest income	13,138	11,902	38,426	35,248
Provision for loan losses	(350)	(250)	(1,350)	(1,100)
Net interest income after provision for loan losses	13,488	12,152	39,776	36,348
Noninterest income
Service charges and fees	1,172	1,152	3,342	3,312
Net gains on mortgage loans	369	1,175	1,273	2,235
Trust fees	801	790	2,412	2,286
ATM and debit card fees	1,324	1,272	3,863	3,715
Gain on sales of securities	---	---	3	99
Bank owned life insurance ("BOLI") income	249	146	730	748
Other	385	540	1,386	1,824
Total noninterest income	4,300	5,075	13,009	14,219
Noninterest expense
Salaries and benefits	6,211	6,166	18,363	18,521
Occupancy of premises	922	901	2,939	2,784
Furniture and equipment	797	772	2,278	2,476
Legal and professional	199	153	621	500
Marketing and promotion	226	275	678	825
Data processing	655	741	2,068	2,089
FDIC assessment	134	166	404	638
Interchange and other card expense	333	334	970	927
Bond and D&O Insurance	119	132	353	395
Net (gains) losses on repossessed and foreclosed properties	(190)	115	(575)	409
Administration and disposition of problem assets	113	210	435	787
Other	1,237	1,308	3,900	3,943
Total noninterest expenses	10,756	11,273	32,434	34,294
Income before income tax	7,032	5,954	20,351	16,273
Income tax expense	2,157	1,350	6,253	4,429
Net income	$4,875	$4,604	$14,098	$11,844
Basic earnings per common share	$0.14	$0.14	$0.42	$0.35
Diluted earnings per common share	$0.14	$0.14	$0.42	$0.35
Cash dividends per common share	$0.05	$0.03	$0.13	$0.09

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$4,875	$4,604	$14,098	$11,844

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(53)	120	1,782	1,774
Tax effect	19	(42)	(624)	(621)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(34)	78	1,158	1,153

Less: reclassification adjustments:
Reclassification for gains included in net income	---	---	3	99
Tax effect	---	---	(1)	(35)
Reclassification for gains included in net income, net of tax	---	---	2	64

Other comprehensive income (loss), net of tax	(34)	78	1,156	1,089
Comprehensive income	$4,841	$4,682	$15,254	$12,933

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2017 and 2016
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2016	$216,540	$(64,910)	$347	$151,977
Net income for the nine months ended September 30, 2016	---	11,844	---	11,844
Cash dividends at $.09 per share	---	(3,042)	---	(3,042)
Repurchase of 4,373 shares for taxes withheld on vested restricted stock	(31)	---	---	(31)
Net change in unrealized gain on securities available for sale, net of tax	---	---	1,089	1,089
Stock compensation expense	408	---	---	408
Balance, September 30, 2016	$216,917	$(56,108)	$1,436	$162,245

Balance, January 1, 2017	$216,731	$(53,008)	$(1,484)	$162,239
Net income for the nine months ended September 30, 2017	---	14,098	---	14,098
Cash dividends at $.13 per share	---	(4,397)	---	(4,397)
Repurchase of 533 shares for taxes withheld on vested restricted stock	(5)	---	---	(5)
Issuance of 4,000 shares for stock option exercise	34	---	---	34
Net change in unrealized loss on securities available for sale, net of tax	---	---	1,156	1,156
Stock compensation expense	339	---	---	339
Balance, September 30, 2017	$217,099	$(43,307)	$(328)	$173,464

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash flows from operating activities
Net income	$14,098	$11,844
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,435	2,149
Stock compensation expense	339	408
Provision for loan losses	(1,350)	(1,100)
Origination of loans for sale	(45,018)	(76,096)
Proceeds from sales of loans originated for sale	46,273	79,094
Net gains on mortgage loans	(1,273)	(2,235)
Gain on sales of securities	(3)	(99)
Write-down of other real estate	85	774
Net gain on sales of other real estate	(660)	(365)
Net loss on sale of premises and equipment	240	---
Deferred income tax expense (benefit)	2,249	(167)
Change in accrued interest receivable and other assets	(794)	(1,142)
Earnings in bank-owned life insurance	(730)	(748)
Change in accrued expenses and other liabilities	4,041	1,341
Net cash from operating activities	18,932	13,658

Cash flows from investing activities
Loan originations and payments, net	21,537	(37,699)
Change in interest-bearing deposits in other financial institutions	---	20,000
Purchases of securities available for sale	(48,409)	(72,107)
Purchases of securities held to maturity	(16,411)	(21,977)
Purchase of bank-owned life insurance	---	(10,000)
Proceeds from:
Maturities and calls of securities	35,763	59,680
Sales of securities available for sale	5,807	9,648
Principal paydowns on securities	4,585	3,027
Sales of other real estate	6,227	4,155
Sales of premises and equipment	1,742	---
Death benefit from bank-owned life insurance	---	518
Additions to premises and equipment	(734)	(674)
Net cash from investing activities	10,107	(45,429)

Cash flows from financing activities
Change in deposits	57,454	(76,885)
Repayments and maturities of other borrowed funds	(32,055)	(21,996)
Proceeds from other borrowed funds	20,000	10,000
Proceeds from issuance of common stock	34	---
Repurchase of shares for taxes withheld on vested restricted stock	(5)	(31)
Cash dividends paid	(4,397)	(3,042)
Net cash from financing activities	41,031	(91,954)
Net change in cash and cash equivalents	70,070	(123,725)
Cash and cash equivalents at beginning of period	89,819	181,476
Cash and cash equivalents at end of period	$159,889	$57,751

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Month Periods Ended September 30, 2017 and 2016
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow information
Interest paid	$3,827	$3,770
Income taxes paid	3,525	4,960
Supplemental noncash disclosures:
Transfers from loans to other real estate	60	102
Security settlement	(1,368)	(1,315)

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

Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2017, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At September 30, 2017 and December 31, 2016, the total notional amount of such agreements was $42.7 million and $48.1 million and resulted in a derivative asset with a fair value of $351,000 and $494,000, respectively, which were included in other assets and a derivative liability of $351,000 and $494,000, respectively, which were included in other liabilities.

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

FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities.  This ASU changes generally accepted accounting principles (“GAAP”) to require premiums on purchased callable debt securities to be amortized to the earliest call date.  Previous GAAP allowed entities to amortize to contractual maturity or to call date.  The amendments in this ASU are effective for annual periods beginning after December 15, 2018, with early adoption permitted.  As the Company has consistently amortized premiums on its purchased callable debt securities to the earliest call date, the Company has elected to early adopt this ASU effective January 1, 2017.  There was no impact of adoption of this ASU by the Company.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Standards:  FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  This ASU may require the Company to change how it recognizes certain recurring revenue streams within trust and investment management fees and interchange income.  Certain fees are currently recognized annually or semi-annually and may need to be accrued monthly under the new standard.  The timing of revenue recognition is expected to change nominally.  The total annual revenue for such fees amounts to less than $60,000.  Financial disclosures relative to revenue will be expanded as a result of this ASU.

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
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.  This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas.  This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships.  In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures.  These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed.  Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period.  The ASU is effective for years beginning after December 15, 2018, and interim periods within those years.  The Company does not expect the impact of adoption of this ASU to be material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2017
Available for Sale:
U.S. Treasury and federal agency securities	$98,386	$58		$(709)	$97,735
U.S. Agency MBS and CMOs	20,281	13		(161)	20,133
Tax-exempt state and municipal bonds	41,255	677		(133)	41,799
Taxable state and municipal bonds	43,100	89		(315)	42,874
Corporate bonds and other debt securities	10,165	16		(20)	10,161
Other equity securities	1,500	---		(20)	1,480
	$214,687	$853		$(1,358)	$214,182
Held to Maturity
Tax-exempt state and municipal bonds	$61,927	$927	$	---	$62,854

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Available for Sale:
U.S. Treasury and federal agency securities	$85,582	$49	$(1,281)	$84,350
U. S. Agency MBS and CMOs	12,037	11	(231)	11,817
Tax-exempt state and municipal bonds	39,578	212	(603)	39,187
Taxable state and municipal bonds	34,255	65	(437)	33,883
Corporate bonds and other debt securities	13,765	16	(55)	13,726
Other equity securities	1,500	---	(30)	1,470
	$186,717	$353	$(2,637)	$184,433
Held to Maturity:
Tax-exempt state and municipal bonds	$69,378	$573	$(102)	$69,849

There were no sale of securities available for sale in the three month periods ended September 30, 2017 and 2016.  Proceeds from the sale of securities were $5.8 million in the nine month period ended September 30, 2017 resulting in net gains of $3,000, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $3,000 ($2,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the nine month period ended September 30, 2017.  Proceeds from the sale of securities available for sale were $9.6 million in the nine month period ended September 30, 2016 resulting in net gains on sale of $99,000 as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $99,000 ($64,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the nine month period ended September 30, 2016.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at September 30, 2017 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,012	$14,019	$18,486	$18,493
Due from one to five years	13,622	14,055	115,857	115,387
Due from five to ten years	10,687	11,019	55,693	55,805
Due after ten years	23,606	23,761	23,151	23,017
	$61,927	$62,854	$213,187	$212,702

Securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$60,225	$(472)	$15,497	$(237)	$75,722	$(709)
U.S. Agency MBS and CMOs	16,883	(129)	1,087	(32)	17,970	(161)
Tax-exempt state and municipal bonds	7,428	(79)	2,124	(54)	9,552	(133)
Taxable state and municipal bonds	20,469	(239)	3,199	(76)	23,668	(315)
Corporate bonds and other debt securities	4,269	(9)	1,507	(11)	5,776	(20)
Other equity securities	1,480	(20)	---	---	1,480	(20)
Total temporarily impaired	$110,754	$(948)	$23,414	$(410)	$134,168	$(1,358)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$59,129	$(1,271)	$3,053	$(10)	$62,182	$(1,281)
U.S. Agency MBS and CMOs	10,702	(231)	---	---	10,702	(231)
Tax-exempt state and municipal bonds	49,508	(698)	1,672	(7)	51,180	(705)
Taxable state and municipal bonds	22,633	(437)	---	---	22,633	(437)
Corporate bonds and other debt securities	5,745	(50)	500	(5)	6,245	(55)
Other equity securities	1,470	(30)	---	---	1,470	(30)
Total temporarily impaired	$149,187	$(2,717)	$5,225	$(22)	$154,412	$(2,739)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three and nine month periods ended September 30, 2017 and 2016.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at September 30, 2017 and December 31, 2016.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Commercial and industrial	$418,838	$449,342

Commercial real estate:
Residential developed	9,077	11,970
Unsecured to residential developers	2,410	4,734
Vacant and unimproved	38,677	40,286
Commercial development	486	378
Residential improved	83,441	75,348
Commercial improved	295,924	289,478
Manufacturing and industrial	100,347	95,787
Total commercial real estate	530,362	517,981

Consumer
Residential mortgage	221,829	217,614
Unsecured	254	396
Home equity	82,296	88,113
Other secured	6,458	7,366
Total consumer	310,837	313,489

Total loans	1,260,037	1,280,812
Allowance for loan losses	(16,434)	(16,962)
	$1,243,603	$1,263,850

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended September 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,336	$6,583	$3,621	$30	$16,570
Charge-offs	---	---	(55)	---	(55)
Recoveries	32	199	38	---	269
Provision for loan losses	(212)	(94)	(43)	(1)	(350)
Ending Balance	$6,156	$6,688	$3,561	$29	$16,434

Three months ended September 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,960	$8,065	$3,894	$40	$16,959
Charge-offs	---	---	(46)	---	(46)
Recoveries	50	95	39	---	184
Provision for loan losses	515	(548)	(190)	(27)	(250)
Ending Balance	$5,525	$7,612	$3,697	$13	$16,847

Nine months ended September 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,345	$6,703	$3,871	$43	$16,962
Charge-offs	(108)	---	(113)	---	(221)
Recoveries	96	818	129	---	1,043
Provision for loan losses	(177)	(833)	(326)	(14)	(1,350)
Ending Balance	$6,156	$6,688	$3,561	$29	$16,434

Nine months ended September 30, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,826	$8,457	$3,761	$37	$17,081
Charge-offs	---	---	(158)	---	(158)
Recoveries	123	772	129	---	1,024
Provision for loan losses	576	(1,617)	(35)	(24)	(1,100)
Ending Balance	$5,525	$7,612	$3,697	$13	$16,847

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

September 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$568	$244	$534	$	---	$1,346
Collectively evaluated for impairment	5,588	6,444	3,027		29	15,088
Total ending allowance balance	$6,156	$6,688	$3,561		$29	$16,434
Loans:
Individually reviewed for impairment	$4,555	$8,742	$8,663	$	---	$21,960
Collectively evaluated for impairment	414,283	521,620	302,174		---	1,238,077
Total ending loans balance	$418,838	$530,362	$310,837	$	---	$1,260,037

December 31, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$605	$368	$723	$	---	$1,696
Collectively evaluated for impairment	5,740	6,335	3,148		43	15,266
Total ending allowance balance	$6,345	$6,703	$3,871		$43	$16,962

Loans:
Individually reviewed for impairment	$5,994	$11,934	$11,726	$	---	$29,654
Collectively evaluated for impairment	443,348	506,047	301,763		---	1,251,158
Total ending loans balance	$449,342	$517,981	$313,489	$	---	$1,280,812

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2017 (dollars in thousands):

September 30, 2017	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$1,414	$1,414	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	190	190		---
Residential improved	5	5		---
Commercial improved	---	---		---
Manufacturing and industrial	---	---		---
	195	195		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$1,609	$1,609	$	---

With an allowance recorded:
Commercial and industrial	$3,141	$3,141		$568

Commercial real estate:
Residential developed	181	181		4
Unsecured to residential developers	---	---		---
Vacant and unimproved	361	361		12
Commercial development	---	---		---
Residential improved	2,212	2,212		88
Commercial improved	5,609	5,609		139
Manufacturing and industrial	184	184		1
	8,547	8,547		244
Consumer:
Residential mortgage	6,865	6,846		422
Unsecured	---	---		---
Home equity	1,817	1,817		112
Other secured	---	---		---
	8,682	8,663		534
Total with an allowance recorded	$20,370	$20,351		$1,346
Total	$21,979	$21,960		$1,346

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
Average of impaired loans during the period:
Commercial and industrial	$4,047	$5,093	$5,410	$6,489

Commercial real estate:
Residential developed	181	126	183	42
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	372	418	338	433
Commercial development	189	190	189	191
Residential improved	2,255	5,156	3,002	5,396
Commercial improved	5,925	6,627	6,026	7,660
Manufacturing and industrial	185	235	246	237

Consumer	8,793	12,501	10,366	12,828

Interest income recognized during impairment:
Commercial and industrial	179	203	697	740
Commercial real estate	108	172	360	516
Consumer	80	112	306	350

Cash-basis interest income recognized
Commercial and industrial	177	195	708	746
Commercial real estate	114	169	363	513
Consumer	79	111	306	346

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$4	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	239		---
Residential improved	91		---
Commercial improved	110		---
Manufacturing and industrial	---		---
	440		---
Consumer:
Residential mortgage	58		---
Unsecured	7		---
Home equity	---		---
Other secured	12		---
	77		---
Total	$521	$	---

December 31, 2016	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$36	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	6		---
Commercial improved	128		---
Manufacturing and industrial	---		---
	183		---
Consumer:
Residential mortgage	58		---
Unsecured	16		---
Home equity	7		---
Other secured	---		---
	81		---
Total	$300	$	---

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans (dollars in thousands):

September 30, 2017	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$22	$	---	$22	$418,816	$418,838

Commercial real estate:
Residential developed	---		---	---	9,077	9,077
Unsecured to residential developers	---		---	---	2,410	2,410
Vacant and unimproved	308		---	308	38,369	38,677
Commercial development	---		239	239	247	486
Residential improved	---		91	91	83,350	83,441
Commercial improved	107		---	107	295,817	295,924
Manufacturing and industrial	---		---	---	100,347	100,347
	415		330	745	529,617	530,362
Consumer:
Residential mortgage	---		56	56	221,773	221,829
Unsecured	---		---	---	254	254
Home equity	33		---	33	82,263	82,296
Other secured	5		11	16	6,442	6,458
	38		67	105	310,732	310,837
Total	$475		$397	$872	$1,259,165	$1,260,037

December 31, 2016	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$425	$28	$453	$448,889	$449,342

Commercial real estate:
Residential developed	---	---	---	11,970	11,970
Unsecured to residential developers	---	---	---	4,734	4,734
Vacant and unimproved	---	---	---	40,286	40,286
Commercial development	---	49	49	329	378
Residential improved	74	5	79	75,269	75,348
Commercial improved	478	---	478	289,000	289,478
Manufacturing and industrial	---	---	---	95,787	95,787
	552	54	606	517,375	517,981
Consumer:
Residential mortgage	64	56	120	217,494	217,614
Unsecured	---	---	---	396	396
Home equity	187	---	187	87,926	88,113
Other secured	81	---	81	7,285	7,366
	332	56	388	313,101	313,489
Total	$1,309	$138	$1,447	$1,279,365	$1,280,812

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,346,000 and $1,696,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2017 and December 31, 2016, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	20	$4,555	25	$5,994
Commercial real estate	38	8,742	49	11,933
Consumer	103	8,663	116	12,059
	161	$21,960	190	$29,986

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of September 30, 2017 and December 31, 2016.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	September 30, 2017		December 31, 2016
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		18,526		25,665
Accruing TDR - upgraded to accruing after six consecutive payments		3,057		4,172
		$21,583		$29,837

The following tables present information regarding troubled debt restructurings executed during the three month periods ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30, 2017					Three Months Ended September 30, 2016
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---
Commercial real estate	---		---		---	1		59		---
Consumer	2		222		---	---		---		---
	2		222	$	---	1		$59	$	---

The following tables present information regarding troubled debt restructurings executed during the nine month periods ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017					Nine Months Ended September 30, 2016
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---
Commercial real estate	1		1,018		---	1		59		---
Consumer	4		396		---	6		277		---
	5		1,414	$	---	7		$336	$	---

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

Payment defaults on TDRs have been minimal and during the three and nine month periods ended September 30, 2017 and 2016, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Credit Quality Indicators: The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes commercial loans individually and classifies these relationships by credit risk grading.  The Company uses an eight point grading system, with grades 5 through 8 being considered classified, or watch, credits.  All commercial loans are assigned a grade at origination, at each renewal or any amendment.  When a credit is first downgraded to a watch credit (either through renewal, amendment, loan officer identification or the loan review process), an Administrative Loan Review (“ALR”) is generated by the credit department and the loan officer.  All watch credits have an ALR completed quarterly which analyzes the collateral position and cash flow of the borrower and its guarantors.  Management meets quarterly with loan officers to discuss each of these credits in detail and to help formulate solutions where progress has stalled.  When necessary, the loan officer proposes changes to the assigned loan grade as part of the ALR.  Additionally, Loan Review reviews all loan grades upon origination, renewal or amendment and again as loans are selected though the loan review process.  The credit will stay on the ALR until either its grade has improved to a 4 or the credit relationship is at a zero balance.  The Company uses the following definitions for the risk grades:

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2017 and December 31, 2016, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

September 30, 2017		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$15,104	$103,220	$281,082	$15,603	$3,825	$4	$	---	$418,838

Commercial real estate:
Residential developed		---	---	1,173	7,119	785	---	---		---	9,077
Unsecured to residential developers		---	---	---	2,410	---	---	---		---	2,410
Vacant and unimproved		---	---	16,252	18,975	3,450	---	---		---	38,677
Commercial development		---	---	110	137	---	---	239		---	486
Residential improved		---	---	5,218	75,297	1,579	1,256	91		---	83,441
Commercial improved		---	1,287	63,600	226,190	3,798	939	110		---	295,924
Manufacturing & industrial		---	961	44,416	52,150	2,301	519	---		---	100,347
	$	---	$17,352	$233,989	$663,360	$27,516	$6,539	$444	$	---	$949,200

December 31, 2016		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$27,619	$118,243	$282,527	$14,610	$6,307	$36	$	---	$449,342

Commercial real estate:
Residential developed		---	---	2,328	8,786	856	---	---		---	11,970
Unsecured to residential developers		---	---	---	4,734	---	---	---		---	4,734
Vacant and unimproved		---	---	17,672	19,028	3,586	---	---		---	40,286
Commercial development		---	---	---	140	---	189	49		---	378
Residential improved		---	---	7,100	63,957	2,628	1,657	6		---	75,348
Commercial improved		---	2,433	66,259	210,449	9,084	1,125	128		---	289,478
Manufacturing & industrial		---	1,665	38,719	51,718	3,076	609	---		---	95,787
	$	---	$31,717	$250,321	$641,339	$33,840	$9,887	$219	$	---	$967,323

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30, 2017	December 31, 2016
Not classified as impaired	$1,247	$2,608
Classified as impaired	5,736	7,498
Total commercial loans classified substandard or worse	$6,983	$10,106

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

September 30, 2017	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$221,773	$254	$82,296	$6,447
Nonperforming	56	---	---	11
Total	$221,829	$254	$82,296	$6,458

December 31, 2016	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$217,558	$396	$88,113	$7,366
Nonperforming	56	---	---	---
Total	$217,614	$396	$88,113	$7,366

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016
Beginning balance	$22,864	$28,377	$28,377
Additions, transfers from loans	60	339	102
Proceeds from sales of other real estate owned	(6,227)	(5,339)	(4,155)
Valuation allowance reversal upon sale	(7,003)	(1,158)	(533)
Gain on sales of other real estate owned	660	645	365
	10,354	22,864	24,156
Less: valuation allowance	(3,693)	(10,611)	(11,046)
Ending balance	$6,661	$12,253	$13,110

Activity in the valuation allowance was as follows (dollars in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Beginning balance	$10,611	$10,805
Additions charged to expense	85	774
Reversals upon sale	(7,003)	(533)
Ending balance	$3,693	$11,046

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)		(Level 2)	(Level 3)
September 30, 2017
U.S. Treasury and federal agency securities	$97,735	$	---	$97,735	$	---
U.S. Agency MBS and CMOs	20,133		---	20,133		---
Tax-exempt state and municipal bonds	41,799		---	41,799		---
Taxable state and municipal bonds	42,874		---	42,874		---
Corporate bonds and other debt securities	10,161		---	10,161		---
Other equity securities	1,480		---	1,480		---
Loans held for sale	2,199		---	2,199		---
Interest rate swaps	351		---	---		351
Interest rate swaps	(351)		---	---		(351)

December 31, 2016
U.S. Treasury and federal agency securities	$84,350	$	---	$84,350	$	---
U.S. Agency MBS and CMOs	11,817		---	11,817		---
Tax-exempt state and municipal bonds	39,187		---	39,187		---
Taxable state and municipal bonds	33,883		---	33,883		---
Corporate bonds and other debt securities	13,726		---	13,726		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	2,181		---	2,181		---
Interest rate swaps	494		---	---		494
Interest rate swaps	(494)		---	---		(494)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
	Value	(Level 1)		(Level 2)		(Level 3)
September 30, 2017
Impaired loans	$2,775	$	---	$	---	$2,775
Other real estate owned	4,631		---		---	4,631

December 31, 2016
Impaired loans	$3,436	$	---	$	---	$3,436
Other real estate owned	9,542		---		---	9,542

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
September 30, 2017
Impaired Loans	$2,775	Sales comparison approach	Adjustment for differences between comparable sales	4.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	4,631	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 22.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2016
Impaired Loans	$3,436	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 35.0
		Income approach	Capitalization rate	9.5 to 11.5

Other real estate owned	9,542	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 32.5
		Income approach	Capitalization rate	9.5 to 11.5

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2017 and December 31, 2016 (dollars in thousands):

	Level in Fair Value Hierarchy	September 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$28,318	$28,318	$27,690	$27,690
Cash equivalents	Level 2	131,571	131,571	62,129	62,129
Securities held to maturity	Level 3	61,927	62,854	69,378	69,849
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,240,828	1,237,274	1,260,414	1,247,842
Bank owned life insurance	Level 3	40,042	40,042	39,274	39,274
Accrued interest receivable	Level 2	4,532	4,532	4,092	4,092

Financial liabilities
Deposits	Level 2	(1,506,178)	(1,506,115)	(1,448,724)	(1,448,692)
Other borrowed funds	Level 2	(72,118)	(71,946)	(84,173)	(84,051)
Long-term debt	Level 2	(41,238)	(36,562)	(41,238)	(36,112)
Accrued interest payable	Level 2	(545)	(545)	(282)	(282)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – PREMISES AND EQUIPMENT – NET

Premises and equipment were as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Land	$16,384	$18,227
Building	43,625	43,600
Leasehold improvements	782	779
Furniture and equipment	21,243	20,576
Construction in progress	240	358
	82,274	83,540
Less accumulated depreciation	(35,452)	(33,514)
	$46,822	$50,026

During the nine months ended September 30, 2017, the Company sold land parcels that had been held for several years as sites for future branch expansion.  One location was in northwest Grand Rapids (Walker) and was sold for $590,000, resulting in a net loss on sale of $70,000.  The other location was in southwest Grand Rapids (Metro Village) and was sold for $1.2 million, resulting in a net loss on sale of $176,000.  These losses are included in other noninterest income in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2017.

NOTE 7 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):
	September 30, 2017	December 31, 2016
Noninterest-bearing demand	$497,310	$501,478
Interest bearing demand	351,742	340,715
Savings and money market accounts	564,883	532,853
Certificates of deposit	92,243	73,678
	$1,506,178	$1,448,724

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $28.1 million at September 30, 2017 and $17.4 million at December 31, 2016.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
September 30, 2017
Single maturity fixed rate advances	$70,000	February 2018 to April 2021	1.59%
Amortizable mortgage advances	2,118	March 2018 to July 2018	3.78%
	$72,118

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2016
Single maturity fixed rate advances	$80,000	February 2018 to April 2021	1.60%
Amortizable mortgage advances	4,173	March 2018 to July 2018	3.78%
	$84,173

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $443.5 million and $425.0 million under a blanket lien arrangement at September 30, 2017 and December 31, 2016, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - OTHER BORROWED FUNDS

Scheduled repayments of FHLB advances as of September 30, 2017 were as follows (in thousands):

2017	$	---
2018		52,118
2019		10,000
2020		---
2021		10,000
Thereafter		---
		$72,118

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at September 30, 2017 and December 31, 2016, and the Company had approximately $12.6 million and $18.1 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $15.1 million and $20.7 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 9 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2017 and 2016 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income available to common shares	$4,875	$4,604	$14,098	$11,844

Weighted average shares outstanding, including participating stock awards - Basic	33,942,248	33,921,599	33,942,318	33,923,067

Dilutive potential common shares:
Stock options	5,021	---	6,101	---
Stock warrants	---	---	---	---
Weighted average shares outstanding - Diluted	33,947,269	33,921,599	33,948,419	33,923,067
Basic earnings per common share	$0.14	$0.14	$0.42	$0.35
Diluted earnings per common share	$0.14	$0.14	$0.42	$0.35

Stock options for 100,896 shares of common stock for both the three and nine month periods ended September 30, 2016, were not considered in computing diluted earnings per share because they were antidilutive. There were no antidilutive shares of common stock in the three and nine month periods ended September 30, 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Current	$2,261	$1,370	$4,004	$4,596
Deferred	(104)	(20)	2,249	(167)
	$2,157	$1,350	$6,253	$4,429

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Statutory rate	35%	35%	35%	35%
Statutory rate applied to income before taxes	$2,461	$2,083	$7,123	$5,695
Deduct
Tax-exempt interest income	(195)	(154)	(564)	(451)
Bank-owned life insurance	(88)	(51)	(256)	(262)
Tax return credits and other adjustments	(5)	(512)	(5)	(512)
Other, net	(16)	(16)	(45)	(41)
	$2,157	$1,350	$6,253	$4,429

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at September 30, 2017 or December 31, 2016.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2017	December 31, 2016
Deferred tax assets
Allowance for loan losses	$5,752	$5,937
Nonaccrual loan interest	598	718
Valuation allowance on other real estate owned	1,292	3,714
Unrealized loss on securities available for sale	177	799
Other	539	176
Gross deferred tax assets	8,358	11,344
Valuation allowance	---	---
Total net deferred tax assets	8,358	11,344

Deferred tax liabilities
Depreciation	(1,608)	(1,705)
Prepaid expenses	(349)	(399)
Other	(409)	(377)
Gross deferred tax liabilities	(2,366)	(2,481)
Net deferred tax asset	$5,992	$8,863

There were no unrecognized tax benefits at September 30, 2017 or December 31, 2016 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2013.

NOTE 11 – COMMITMENTS AND OFF BALANCE-SHEET RISK

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30, 2017	December 31, 2016
Commitments to make loans	$121,797	$90,293
Letters of credit	12,117	13,823
Unused lines of credit	495,151	437,435

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $14.2 million and $19.8 million at September 30, 2017 and December 31, 2016, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At September 30, 2017, approximately 32.7% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 12 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of September 30, 2017, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

NOTE 13 – SHAREHOLDERS' EQUITY

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – SHAREHOLDERS' EQUITY (Continued)

At September 30, 2017 and December 31, 2016, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
CET1 capital (to risk weighted assets)
Consolidated	$173,779	11.7%	$66,837	4.5%	$85,403	5.8%	N/A	N/A
Bank	207,805	14.0	66,831	4.5	85,395	5.8	$96,533	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	213,779	14.4	89,116	6.0	107,682	7.3	N/A	N/A
Bank	207,805	14.0	89,108	6.0	107,672	7.3	118,810	8.0
Total capital (to risk weighted assets)
Consolidated	230,213	15.5	118,821	8.0	137,387	9.3	N/A	N/A
Bank	224,239	15.1	118,810	8.0	137,374	9.3	148,513	10.0
Tier 1 capital (to average assets)
Consolidated	213,779	12.0	71,008	4.0	N/A	N/A	N/A	N/A
Bank	207,805	11.7	70,945	4.0	N/A	N/A	88,682	5.0

December 31, 2016
CET1 capital (to risk weighted assets)
Consolidated	$163,663	11.0%	$66,743	4.5%	$76,013	5.1%	N/A	N/A
Bank	197,972	13.4	66,737	4.5	76,006	5.1	$96,398	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	203,663	13.7	88,991	6.0	98,261	6.6	N/A	N/A
Bank	197,972	13.4	88,983	6.0	98,252	6.6	118,644	8.0
Total capital (to risk weighted assets)
Consolidated	220,625	14.9	118,655	8.0	127,925	8.6	N/A	N/A
Bank	214,934	14.5	118,644	8.0	127,913	8.6	148,305	10.0
Tier 1 capital (to average assets)
Consolidated	203,663	12.0	67,810	4.0	N/A	N/A	N/A	N/A
Bank	197,972	11.7	67,742	4.0	N/A	N/A	84,677	5.0

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2017 and December 31, 2016, respectively, qualified as Tier 1 capital. Refer to our 2016 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at September 30, 2017 and December 31, 2016.

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

At September 30, 2017, we had total assets of $1.80 billion, total loans of $1.26 billion, total deposits of $1.51 billion and shareholders' equity of $173.5 million.  During the third quarter of 2017, we recognized net income of $4.9 million compared to net income of $4.6 million in the third quarter of 2016.  For the nine months ended September 30, 2017, we recognized net income of $14.1 million compared to $11.8 million for the same period in 2016.  The Bank was categorized as “well capitalized” under regulatory capital standards at September 30, 2017.

We paid a dividend of $0.03 per share in each quarter of 2016.  We increased the dividend to $0.04 per share in the first and second quarters of 2017 and $0.05 per share in the third quarter of 2017.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended September 30, 2017 was $4.9 million, compared to net income of $4.6 million in the same period in 2016. Net income per common share on a diluted basis was $0.14 for the three months ended September 30, 2017 and $0.14 for the same period in 2016.  For the nine months ended September 30, 2017, net income was $14.1 million, compared to $11.8 million for the same period in 2016.  Net income per share on a diluted basis for the nine months ended September 30, 2017 was $0.42 compared to $0.35 for the same period in 2016.

The increase in earnings in the three months ended September 30, 2017 compared to the same period in 2016 was due primarily to increased net interest income and reduced nonperforming asset expenses.  Net interest income increased to $13.1 million in the three months ended September 30, 2017 compared to $11.9 million in the same period in 2016.  Nonperforming asset expenses (including administration costs and losses) were a negative $77,000 for three months ended September 30, 2017 compared to $325,000 for the same period in 2016, primarily as a result of a decrease of $220,000 in writedowns of other real estate owned.  The provision for loan losses was a negative $350,000 for the three months ended September 30, 2017, compared to a negative $250,000 for the same period in 2016.  We again were in a net loan recovery position for the three months ended September 30, 2017, with $214,000 in net loan recoveries, compared to $138,000 in net loan recoveries in the same period in 2016.  Also, income tax expense was reduced by $512,000 in September 2016 due to tax credits and other adjustments that did not recur in 2017.

The increase in earnings for the nine month period ended September 30, 2017 compared to the same period of 2016, was due primarily to increased net interest income and reduced nonperforming asset expenses.  Net interest income increased to $38.4 million in the first nine months of 2017 compared to $35.2 million in the same period in 2016.  Nonperforming asset expenses (including administration costs and losses) were a negative $140,000 for the first nine months of 2017 compared to $1.2 million for the first nine months of 2016, primarily as a result of a net gains on other real estate owned of $575,000 for the first nine months of 2017 compared to net losses of $409,000 for the same period in 2016.  The provision for loan losses was a negative $1.35 million for the first nine months of 2017, compared to a negative $1.1 million for the first nine months of 2016.  We again were in a net loan recovery position for the first nine months of 2017, with $822,000 in net loan recoveries, compared to $866,000 in net loan recoveries in the same period in 2016.  Each of these items is discussed more fully below.

Index
Net Interest Income: Net interest income totaled $13.1 million for the three months ended September 30, 2017 and $11.9 million for the same period in 2016.  For the first nine months of 2017, net interest income was $38.4 million compared to $35.2 million for the same period in 2016.

Net interest income was positively impacted in the three months ended September 30, 2017 by an increase in average earning assets of $96.5 million compared to the same period in 2016.  Our average yield on earning assets for the three months ended September 30, 2017 increased 18 basis points compared to the same period in 2016 from 3.39% to 3.57%.  Average interest earning assets totaled $1.65 billion for three months ended September 30, 2017 compared to $1.56 billion for the same period in 2016. The net interest margin was 3.21% for the three months ended September 30, 2017 compared to 3.04% for the same period in 2016.  An increase of $42.4 million in average securities between periods and an increase of $36.4 million in average loans were the primary drivers of the increase.  Yield on commercial loans increased from 3.88% for three months ended September 30, 2016 to 4.11% for the same period in 2017.  Yield on residential mortgage loans decreased from 3.51% for the three months ended September 30, 2016 to 3.47% for the same period in 2017, while yields on consumer loans increased from 3.93% for the third quarter of 2016 to 4.32% for the third quarter of 2017.  The December 2016, March 2017 and June 2017 increases in the federal funds rate had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.

Average interest earning assets increased to $1.61 billion for the first nine months of 2017, compared to $1.54 billion for the first nine months of 2016.  Our average yield on earning assets increased 17 basis points for the first nine months of 2017 in comparison to the same period in 2016.  Our net interest margin was 3.24% for the first nine months of 2017 compared to 3.04% for the same period in 2016.  Net interest margin for the first nine months of 2017 benefitted from the December 2016, March 2017 and June 2017 increases in the federal funds rate.  The commercial loan yield in the first nine months of 2017 was also positively impacted by the complete payoff of a loan in the first quarter of 2017 that had been on nonaccrual, resulting in the realization of $267,000 in interest income that had been deferred.

The cost of funds increased to 0.53% and 0.50% in the three and nine month periods of 2017 from 0.45% and 0.47% in the same periods of 2016. Increases in the rates paid on our savings and money market accounts in response to the December 2016, March 2017 and June 2017 federal funds rate increases caused the slight increase in our cost of funds.

Index
The following table shows an analysis of net interest margin for the three month periods ended September 30, 2017 and 2016 (dollars in thousands):

	For the three months ended September 30,
	2017			2016
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$162,729	$741	1.83%	$136,807	$584	1.71%
Tax-exempt securities (1)	104,387	574	3.51	87,918	451	3.31
Commercial loans (2)	946,105	9,930	4.11	903,484	8,965	3.88
Residential mortgage loans	219,532	1,905	3.47	219,170	1,928	3.51
Consumer loans	88,933	969	4.32	95,551	945	3.93
Federal Home Loan Bank stock	11,558	122	4.15	11,558	122	4.13
Federal funds sold and other short-term investments	118,784	385	1.27	101,062	127	0.49
Total interest earning assets (1)	1,652,028	14,626	3.57	1,555,550	13,122	3.39

Noninterest earning assets:
Cash and due from banks	29,940			28,482
Other	93,334			96,065
Total assets	$1,775,302			$1,680,097

Liabilities
Deposits:
Interest bearing demand	$352,661	$98	0.11%	$313,624	$65	0.08%
Savings and money market accounts	551,917	454	0.33	522,697	239	0.19
Time deposits	88,933	180	0.81	81,769	126	0.62
Borrowings:
Other borrowed funds	74,190	314	1.66	94,384	419	1.74
Long-term debt	41,238	442	4.20	41,238	371	3.52
Total interest bearing liabilities	1,108,939	1,488	0.53	1,053,712	1,220	0.45

Noninterest bearing liabilities:
Noninterest bearing demand accounts	488,028			459,372
Other noninterest bearing liabilities	6,348			6,817
Shareholders' equity	171,987			160,196
Total liabilities and shareholders' equity	$1,775,302			$1,680,097

Net interest income		$13,138			$11,902
Net interest spread (1)			3.04%			2.94%
Net interest margin (1)			3.21%			3.04%
Ratio of average interest earning assets to average interest bearing liabilities	148.97%			147.63%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Includes loan fees of $117,000 and $200,000 for the three months ended September 30, 2017 and 2016.  Includes average nonaccrual loans of approximately $558,000 and $270,000 for the three months ended September 30, 2017 and 2016.

Index
The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2017 and 2016 (dollars in thousands):

	For the nine months ended September 30,
	2017			2016
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$152,043	$2,025	1.78%	$132,941	$1,700	1.70%
Tax-exempt securities (1)	106,481	1,658	3.29	85,682	1,324	3.29
Commercial loans (2)	952,987	29,317	4.06	898,039	26,625	3.90
Residential mortgage loans	217,223	5,649	3.47	217,185	5,730	3.51
Consumer loans	91,141	2,834	4.16	96,975	2,873	3.96
Federal Home Loan Bank stock	11,558	367	4.19	11,558	368	4.18
Federal funds sold and other short-term investments	77,710	666	1.13	99,753	383	0.51
Total interest earning assets (1)	1,609,143	42,516	3.58	1,542,133	39,003	3.41

Noninterest earning assets:
Cash and due from banks	28,911			26,690
Other	97,371			97,232
Total assets	$1,735,425			$1,666,055

Liabilities
Deposits:
Interest bearing demand	$333,148	$237	0.09%	$324,554	$227	0.09%
Savings and money market accounts	552,903	1,094	0.27	515,041	708	0.19
Time deposits	82,035	440	0.71	85,862	398	0.62
Borrowings:
Other borrowed funds	86,945	1,053	1.60	97,637	1,318	1.77
Long-term debt	41,238	1,266	4.05	41,238	1,104	3.52
Total interest bearing liabilities	1,096,269	4,090	0.50	1,064,332	3,755	0.47

Noninterest bearing liabilities:
Noninterest bearing demand accounts	465,191			437,943
Other noninterest bearing liabilities	5,756			6,734
Shareholders' equity	168,209			157,046
Total liabilities and shareholders' equity	$1,735,425			$1,666,055

Net interest income		$38,426			$35,248
Net interest spread (1)			3.08%			2.94%
Net interest margin			3.24%			3.04%
Ratio of average interest earning assets to average interest bearing liabilities	146.78%			144.89%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Includes loan fees of $484,000 and $559,000 for the nine months ended September 30, 2017 and 2016.  Includes average nonaccrual loans of approximately $511,000 and $407,000 for the nine months ended September 30, 2017 and 2016.

Index
Provision for Loan Losses: The provision for loan losses for the three months ended September 30, 2017 was a negative $350,000 compared to a negative $250,000 for the same period in 2016.  The negative provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $214,000 in the three months ended September 30, 2017 and $138,000 in the same period in 2016.  At September 30, 2017, we had experienced net loan recoveries in each of the past eleven quarters.  The provision for loan losses for the first nine months of 2017 was a negative $1.35 million compared to a negative $1.1 million for the same period in 2016.

Gross loan recoveries were $269,000 for the three months ended September 30, 2017 and $184,000 for the same period in 2016.  In the three months ended September 30, 2017, we had $55,000 in charge-offs, compared to $46,000 in the same period in 2016.  For the nine months ended September 30, 2017, we experienced gross loan recoveries of $1,043,000 compared to $1,024,000 for the same period in 2016.  Loan charge-offs were $221,000 for the nine months ended September 30, 2017 compared to $158,000 for the same period in 2016.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2017 was $4.3 million and $13.0 million compared to $5.1 million and $14.2 million for the same periods in 2016.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Service charges and fees on deposit accounts	$1,172	$1,152	$3,342	$3,312
Net gains on mortgage loans	369	1,175	1,273	2,235
Trust fees	801	790	2,412	2,286
Gain as sales of securities	---	---	3	99
ATM and debit card fees	1,324	1,272	3,863	3,715
Bank owned life insurance (“BOLI”) income	249	146	730	748
Investment services fees	239	181	705	755
Other income	146	359	681	1,069
Total noninterest income	$4,300	$5,075	$13,009	$14,219

Net gains on mortgage loans were down $806,000 in the three months ended September 30, 2017 compared to same period in 2016 as a result of an overall lower level of volume.  Mortgage loans originated for sale in the three months ended September 30, 2017 were $11.4 million, compared to $38.2 million in the same period in 2016.  Mortgage loans originated for portfolio in three months ended September 30, 2017 were $16.2 million, compared to $25.4 million in the same period in 2016.  Mortgage loans originated for sale for the first nine months of 2017 were $45.0 million, down from $76.1 million in the first nine months of 2016.  ATM and debit card fees were up in the three and nine months ended September 30, 2017 due to higher volume of usage by our customers.  BOLI income in the first nine months of 2016 included $290,000 in net benefits from the distribution of a death claim on a covered former employee.  Trust fees were up in the first nine months of 2017 due to investment market value changes and growth in trust assets.  Other noninterest income for the three month period ended September 30, 2017 was reduced by a net loss of $176,000 on the sale of property in southwest Grand Rapids (Metro Village) during the quarter. This also impacted the nine month period ended September 30, 2017, along with a net loss of $70,000 on sale of property in northwest Grand Rapids (Walker) in the second quarter of 2017.

Index
Noninterest Expense: Noninterest expense decreased to $10.8 million for the three month period ended September 30, 2017, from $11.3 million for the same period in 2016.  Noninterest expense decreased to $32.4 million for the nine month period ended September 30, 2017 compared to $34.3 million for the same period in 2016.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Salaries and benefits	$6,211	$6,166	$18,363	$18,521
Occupancy of premises	922	901	2,939	2,784
Furniture and equipment	797	772	2,278	2,476
Legal and professional	199	153	621	500
Marketing and promotion	226	275	678	825
Data processing	655	741	2,068	2,089
FDIC assessment	134	166	404	638
Interchange and other card expense	333	334	970	927
Bond and D&O insurance	119	132	353	395
Net (gains) losses on repossessed and foreclosed properties	(190)	115	(575)	409
Administration and disposition of problem assets	113	210	435	787
Outside services	423	412	1,280	1,171
Other noninterest expense	814	896	2,620	2,772
Total noninterest expense	$10,756	$11,273	$32,434	$34,294

Most categories of noninterest expense were relatively flat or had reductions compared to the three months ended September 30, 2016 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $45,000 in the three months ended September 30, 2017 from same period in 2016. This increase is largely due to a higher level of costs associated with employee benefits, particularly medical insurance, which was up $25,000 compared to the three months ended September 30, 2016.  Variable based compensation was down $83,000 compared to the three months ended September 30, 2016 and was down $210,000 for the first nine months of 2017 compared to the same period in 2016 due to lower mortgage production and brokerage volume.  We had 343 full-time equivalent employees at September 30, 2017 compared to 343 at September 30, 2016.

Occupancy expenses were up $21,000 in the third quarter of 2017 and were up $155,000 for the first nine months of 2017 compared to the same periods in 2016 due to higher property taxes and maintenance costs incurred associated with certain branch facilities.

Our FDIC assessment costs decreased by $32,000 in the third quarter of 2017 compared to the same period in 2016 and by $234,000 for the first nine months of 2017 due primarily to positive changes in our assessment rates.   These costs have been trending down for the past few years and we believe the rate has stabilized and future expense fluctuations will likely be dependent on changes in our asset size.

Costs associated with administration and disposition of problem assets have decreased significantly over the past several years.  These expenses include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  We experienced decreases in almost every category in the third quarter of 2017 and the first nine months of 2017 compared to the same periods in the prior year.

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Legal and professional – nonperforming assets	$39	$28	$74	$127
Repossessed and foreclosed property administration	74	182	361	660
Net (gains) losses on repossessed and foreclosed properties	(190)	115	(575)	409
Total	$(77)	$325	$(140)	$1,196

Index
As the level of problem loans and assets have declined, the costs associated with these nonperforming assets have decreased significantly over the past several years.  Other real estate owned decreased from $13.1 million at September 30, 2016 to $6.7 million at September 30, 2017.  During the second quarter of 2017, we sold our largest individual other real estate owned property (carry value of $3.4 million) for a net gain of $68,000.   This property was responsible for a significant portion of our nonperforming asset expense, including maintenance, property taxes and utility costs.

Net gains/losses on repossessed assets and foreclosed properties for the three month period ended September 30, 2017 decreased $305,000 from the same period in 2016.  For the first nine months of 2017, these expenses decreased $984,000 from the same period in 2016.  These decreases were primarily due to net gains on sales of other real estate properties in these periods.  In the three month period ended September 30, 2017, net gains totaled $190,000, compared to $105,000 for the same period in 2016.  In the first nine months of 2017, we recognized net gains totaling $660,000 on such sales, compared to $365,000 for the same period in 2016.

Federal Income Tax Expense: We recorded $2.2 million and $6.3 million in federal income tax expense for the three and nine month periods ended September 30, 2017 compared to $1.4 million and $4.4 million, respectively, in the same periods in 2016.  Our effective tax rate for the three and nine month periods ended September 30, 2017 was 30.67% and 30.73%, compared to 22.67% and 27.22%, respectively, for the same periods in 2016.  Federal income tax expense and related effective tax rates were lower in the 2016 periods due to tax credits and other adjustments recognized in our 2015 federal tax return which was filed in the third quarter of 2016.

FINANCIAL CONDITION

Total assets were $1.80 billion at September 30, 2017, an increase of $62.0 million from $1.74 billion at December 31, 2016. This change reflected increases of $70.1 million in cash and cash equivalents and $29.7 million in securities available for sale, offset by decreases of $20.8 million in our loan portfolio, $7.5 million in securities held to maturity and $6.0 million in other real estate owned.  Total deposits increased by $57.5 million and other borrowed funds decreased by $12.1 million at September 30, 2017 compared to December 31, 2016.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $159.9 million at September 30, 2017 compared to $89.8 million at December 31, 2016.  The increase in these balances related primarily to the decrease in our total loans and increase in total deposits in the same period.

Securities: Securities available for sale were $214.2 million at September 30, 2017 compared to $184.4 million at December 31, 2016. The balance at September 30, 2017 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $69.4 million at December 31, 2016 to $61.9 million at September 30, 2017.  Our held to maturity portfolio is comprised of state and municipal bonds.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $20.8 million in the first nine months of 2017 and were $1.26 billion at September 30, 2017 compared to $1.28 billion at December 31, 2016. During the first nine months of 2017, our commercial portfolio decreased by $18.1 million, while our consumer portfolio decreased by $6.9 million and our residential mortgage portfolio increased by $4.2 million.

The volume of residential mortgage loans originated for sale in the first nine months of 2017 decreased $31.1 million compared to the same period in 2016 due to a higher interest rate environment. Residential mortgage loans originated for sale were $45.0 million in the first nine months of 2017 compared to $76.1 million in the first nine months of 2016.  Mortgage loans originated for portfolio in the first nine months of 2017 were $37.4 million, compared to $62.6 million in the first nine months of 2016.  Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.

Index
The following table shows our loan origination activity for portfolio loans during the first nine months of 2017 and 2016, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$7,227	3.1%	$903	$5,227	2.1%	$871
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	2,149	0.9	269	552	---	184
Commercial development	125	---	125	2,342	1.0	1,171
Residential improved	38,828	16.5	254	48,718	19.4	350
Commercial improved	41,436	17.6	1,480	29,632	11.8	988
Manufacturing and industrial	12,039	5.1	926	11,457	4.6	955
Total commercial real estate	101,804	43.2	482	97,928	38.9	510
Commercial and industrial	60,269	25.6	685	58,432	23.2	526
Total commercial	162,073	68.8	542	156,360	62.1	516

Consumer
Residential mortgage	37,439	15.9	234	62,616	24.9	204
Unsecured	---	---	---	20	---	10
Home equity	34,070	14.5	85	31,006	12.3	84
Other secured	1,850	0.8	16	1,808	0.7	17
Total consumer	73,359	31.2	108	95,450	37.9	121
Total loans	$235,432	100.0%	240	$251,810	100.0%	231

The following table shows a breakout of our commercial loan activity during the first nine months of 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Commercial loans originated	$162,073	$156,360
Repayments of commercial loans	(125,828)	(115,858)
Change in undistributed - available credit	(54,368)	(3,302)
Net increase/(decrease) in total commercial loans	$(18,123)	$37,200

Overall, the commercial loan portfolio decreased $18.1 million in the first nine months of 2017.  Our commercial and industrial portfolio decreased by $30.5 million and our commercial real estate loans increased by $12.4 million.  However, our production of commercial loans increased by $5.7 million from $156.4 million in the first nine months of 2016 compared to $162.1 million in the same period of 2017.  The decrease in ending portfolio balance from December 31, 2016 to September 30, 2017 was due primarily to changes in undistributed balances/available credit.  Considering our pipeline of commercial credits at September 30, 2017, we expect to achieve measured, high quality loan portfolio growth throughout the remainder of 2017.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 75.3% and 75.5% of the total loan portfolio at September 30, 2017 and December 31, 2016. Residential mortgage and consumer loans comprised approximately 24.7% and 24.5% of total loans at September 30, 2017 and December 31, 2016.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30, 2017		December 31, 2016
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$9,077	0.7%	$11,970	0.9%
Unsecured to residential developers	2,410	0.2	4,734	0.4
Vacant and unimproved	38,677	3.1	40,286	3.1
Commercial development	486	---	378	---
Residential improved	83,441	6.6	75,348	5.9
Commercial improved	295,924	23.5	289,478	22.6
Manufacturing and industrial	100,347	8.0	95,787	7.5
Total commercial real estate	530,362	42.1	517,981	40.4
Commercial and industrial	418,838	33.2	449,342	35.1
Total commercial	949,200	75.3	967,323	75.5

Consumer
Residential mortgage	221,829	17.6	217,614	17.0
Unsecured	254	---	396	---
Home equity	82,296	6.6	88,113	6.9
Other secured	6,458	0.5	7,366	0.6
Total consumer	310,837	24.7	313,489	24.5
Total loans	$1,260,037	100.0%	$1,280,812	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 42.1% and 40.4% of the total loan portfolio at September 30, 2017 and December 31, 2016 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 17.6% of portfolio loans at September 30, 2017 and 17.0% at December 31, 2016.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during the first nine months of 2017 decreased from the first nine months of 2016 as a result of interest rate conditions.  We are also experiencing a shift in production to financing new home purchases versus refinancings.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $6.9 million to $89.0 million at September 30, 2017 from $95.9 million at December 31, 2016, due primarily to a decrease in home equity loans.  Consumer loans comprised 7.1% of our portfolio loans at September 30, 2017 and 7.5% at December 31, 2016.

Index
Our loan portfolio is reviewed regularly by our senior management, our loan officers, and an internal loan review team that is independent of our loan originators and credit administration. An administrative loan committee consisting of senior management and seasoned lending and collections personnel meets quarterly to manage our internal watch list and proactively manage high risk loans.

When reasonable doubt exists concerning collectability of interest or principal of one of our loans, the loan is placed in nonaccrual status. Any interest previously accrued but not collected is reversed and charged against current earnings.

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2017, nonperforming assets totaled $7.2 million compared to $12.6 million at December 31, 2016. Additions to other real estate owned in the first nine months of 2017 were $60,000, compared to $102,000 in the first nine months of 2016.  At September 30, 2017, there was just one loan in redemption, so we expect there to be few additions to other real estate owned in 2017.  Proceeds from sales of foreclosed properties were $6.2 million in the first nine months of 2017, resulting in net realized gains on sales of $660,000.  We sold our largest individual foreclosed property in the second quarter of 2017.  Proceeds from sales of foreclosed properties were $4.2 million in the first nine months of 2016 resulting in net realized gains on sales of $365,000.    Based upon purchase agreements in place at September 30, 2017 and the sale of our largest individual property in the second quarter of 2017, we expect the level of sales of foreclosed properties to be lower in the final quarter of 2017 than experienced in the first nine months of 2017.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of September 30, 2017, nonperforming loans were negligible and totaled $521,000, or 0.04% of total portfolio loans, compared to $300,000, or 0.02% of total portfolio loans, at December 31, 2016.

Nonperforming loans at September 30, 2017 consisted of $440,000 of commercial real estate loans, $4,000 of commercial and industrial loans, and $77,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $6.7 million at September 30, 2017 and $12.3 million at December 31, 2016. Of this balance at September 30, 2017, there were 21 commercial real estate properties totaling approximately $6.6 million. The remaining balance was comprised of 4 residential properties totaling approximately $109,000.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At September 30, 2017, our foreclosed asset portfolio had a weighted average age held in portfolio of 5.84 years. Below is a breakout of our foreclosed asset portfolio at September 30, 2017 and December 31, 2016 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	September 30, 2017				December 31, 2016
Foreclosed Asset Property Type	Carrying Value		Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value at Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$	---	---%	---%	$136	---%	20.3%
Residential Lot		109	46.9	73.1	438	30.1	48.0
Multi-Family		---	---	---	---	---	---
Vacant Land		2,246	46.8	53.6	3,096	47.2	58.3
Residential Development		2,218	29.5	71.3	2,570	36.2	74.2
Commercial Office		---	---	---	240	49.3	51.1
Commercial Industrial		---	---	---	---	---	---
Commercial Improved		2,088	9.3	28.8	5,773	48.7	51.2
		$6,661	32.5	58.1	$12,253	45.2	60.1

Index
The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2017	December 31, 2016
Nonaccrual loans	$521	$300
Loans 90 days or more delinquent and still accruing	---	---
Total nonperforming loans (NPLs)	521	300
Foreclosed assets	6,661	12,253
Repossessed assets	---	---
Total nonperforming assets (NPAs)	$7,182	$12,553

NPLs to total loans	0.04%	0.02%
NPAs to total assets	0.40%	0.72%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$12,974	$8,609	$21,583	$17,786	$12,051	$29,837
Nonperforming TDRs (1)	322	55	377	141	8	149
Total TDRs	$13,296	$8,664	$21,960	$17,927	$12,059	$29,986

(1)	Included in nonperforming asset table above

We had a total of $22.0 million and $30.0 million of loans whose terms have been modified in TDRs as of September 30, 2017 and December 31, 2016, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $8.0 million from December 31, 2016 to September 30, 2017.  Of this decrease, $2.4 million related to a consumer property that was sold during the period and the remainder of the decrease was primarily due to paydowns on commercial TDRs.

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

Allowance for loan losses: The allowance for loan losses at September 30, 2017 was $16.4 million, a decrease of $528,000 from $17.0 million at December 31, 2016.  The balance of the allowance for loan losses represented 1.30% of total portfolio loans at September 30, 2017 and December 31, 2016.  The allowance for loan losses to nonperforming loan coverage ratio decreased from 5654% at December 31, 2016 to 3154% at September 30, 2017.

Index
The table below shows the changes in these metrics over the past five quarters:

(Dollars in millions)	Quarter Ended September 30, 2017	Quarter Ended June 30, 2017	Quarter Ended March 31, 2017	Quarter Ended December 31, 2016	Quarter Ended September 30, 2016
Commercial loans	$949.2	$949.8	$962.1	$967.3	$923.2
Nonperforming loans	0.5	0.7	0.4	0.3	0.2
Other real estate owned and repo assets	6.7	7.1	12.1	12.3	13.1
Total nonperforming assets	7.2	7.8	12.5	12.6	13.3
Net charge-offs (recoveries)	(0.2)	(0.4)	(0.2)	(1.2)	(0.1)
Total delinquencies	0.8	0.8	0.9	1.4	0.3

As discussed earlier, we have had net loan recoveries in each of the last eleven quarters.  Our total delinquencies have continued to be negligible and were $872,000 at September 30, 2017 and $1.4 million at December 31, 2016.  Our delinquency percentage at September 30, 2017 was just 0.07%, well below the Bank’s peers.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $528,000 in the first nine months of 2017.  We recorded a negative provision for loan losses of $1.35 million for the nine months ended September 30, 2017 compared to a negative $1.1 million for the same period of 2016.  Net loan recoveries were $822,000 for the nine months ended September 30, 2017, compared to net recoveries of $866,000 for the same period in 2016. The ratio of net charge-offs to average loans was -0.09% on an annualized basis for the first nine months of 2017, compared to -0.10% for the first nine months of 2016.

We are encouraged by the reduced level of gross charge-offs over recent quarters. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe we have seen some stabilization in economic conditions and real estate markets.  However, we expect it to take additional time for sustained improvement in the economy and real estate markets in order to further reduce our impaired loans.

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

Overall, impaired loans declined by $7.7 million to $22.0 million at September 30, 2017 compared to $29.7 million at December 31, 2016.  The specific allowance for impaired loans decreased $350,000 to $1.3 million at September 30, 2017, compared to $1.7 million at December 31, 2016.  The specific allowance for impaired loans represented 6.1% of total impaired loans at September 30, 2017 and 5.7% at December 31, 2016.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as TDRs if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.0 million at September 30, 2017 and $12.1 million at December 31, 2016.  This resulted in a general reserve percentage allocated at September 30, 2017 of 1.29% of commercial loans, an increase from 1.27% at December 31, 2016.  The qualitative component of our allowance allocated to commercial loans was $12.0 million at September 30, 2017 (down from $12.4 million at December 31, 2016).

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at September 30, 2017 and $3.1 million at December 31, 2016.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $46.8 million at September 30, 2017, down $3.2 million from $50.0 million at December 31, 2016.  During the second quarter of 2017 we sold a property in northwest Grand Rapids that had been held for future branch expansion for $590,000, recognizing a net loss on sale of $70,000.   During the third quarter of 2017, we sold a property in southwest Grand Rapids (Metro Village) that had been held for future branch expansion for $1.2 million, recognizing a net loss on sale of $176,000.

Deposits and Other Borrowings: Total deposits increased $57.5 million to $1.51 billion at September 30, 2017, as compared to $1.45 billion at December 31, 2016.  Non-interest checking account balances decreased $4.1 million during the nine months of 2017.  Interest bearing demand account balances increased $11.0 million and savings and money market account balances increased $32.0 million in the first nine months of 2017.  Certificates of deposits increased by $18.6 million in the first nine months of 2017.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 33% of total deposits at September 30, 2017 and 35% at December 31, 2016.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 61% of total deposits at September 30, 2017 and 60% at December 31, 2016. Time accounts as a percentage of total deposits were 6% at September 30, 2017 and 5% December 31, 2016.

Borrowed funds totaled $113.4 million at September 30, 2017, including $72.1 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $125.4 million at December 31, 2016, including $84.2 million of FHLB advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $12.1 million in the first nine months of 2017 primarily due to an early payoff of $10.0 million of an FHLB advance in July 2017.

CAPITAL RESOURCES

Total shareholders' equity of $173.5 million at September 30, 2017 increased $11.2 million from $162.2 million at December 31, 2016. The increase was primarily a result of net income of $14.1 million earned in the first nine months of 2017 and an increase of $1.2 million in accumulated other comprehensive income, partially offset by the payment of $4.4 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at September 30, 2017.

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

Index
The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	Sept 30, 2017	June 30, 2017	March 31, 2017	Dec 31, 2016	Sept 30, 2016
Total capital to risk weighted assets	15.5%	15.5%	15.1%	14.9%	15.2%
Common Equity Tier 1 to risk weighted assets	11.7	11.6	11.3	11.0	11.3
Tier 1 capital to risk weighted assets	14.4	14.3	14.0	13.7	14.1
Tier 1 capital to average assets	12.0	12.2	12.1	12.0	12.0

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2017 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2017, the Bank held $131.6 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $304.1 million as of September 30, 2017.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at September 30, 2017 (dollars in thousands):

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		59,436		30,505		2,262	40
Other borrowed funds		42,118		20,000		10,000	---
Operating lease obligations		243		422		---	---
Total		$101,797		$50,927		$12,262	$41,278

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At September 30, 2017, we had a total of $495.2 million in unused lines of credit, $121.8 million in unfunded loan commitments and $12.1 million in standby letters of credit.

Index
Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2016, the Bank paid dividends to the Company totaling $6.2 million.  In the same period, the Company paid dividends to its shareholders totaling $4.0 million.  On February 27, 2017, the Bank paid a dividend totaling $1.8 million to the Company in anticipation of the common share cash dividend of $0.04 per share paid on February 28, 2017 to shareholders of record on February 13, 2017.  The cash distributed for this cash dividend payment totaled $1.4 million.  On May 30, 2017, the Bank paid a dividend totaling $1.9 million to the Company in anticipation of the common share cash dividend of $0.04 per share paid on May 30, 2017 to shareholders of record on May 15, 2017. The cash distributed for this cash dividend payment totaled $1.4 million.  On August 29, 2017, the Bank paid a dividend totaling $2.0 million to the Company in anticipation of the common share cash dividend of $0.05 per share paid on August 30, 2017 to shareholders of record on August 15, 2017.  The cash distributed for this cash dividend payment totaled $1.7 million. The Company retained the remaining balance in each period for general corporate purposes.  At September 30, 2017, the Bank had a retained earnings balance of $46.6 million.

During 2016, the Company received payments from the Bank totaling $7.1 million, representing the Bank’s intercompany tax liability for the 2016 tax year, in accordance with the Company’s tax allocation agreement.  During the first nine months of 2017, the Company received payments from the Bank totaling $4.1 million, representing the Bank’s intercompany tax liability for the first nine months of 2017.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at September 30, 2017 was $6.0 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first nine months of 2017.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2017, we had gross deferred tax assets of $8.4 million, gross deferred tax liabilities of $2.4 million resulting in a net deferred tax asset of $6.0 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Each reporting period we consider all reasonably available positive and negative evidence and determine whether it is “more likely than not” that we would be able to realize our deferred tax assets.  With the positive results in the first nine months of 2017, we concluded at September 30, 2017 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2017 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$222,340	(3.71)%	$55,481	3.59%
Interest rates up 100 basis points	227,555	(1.46)	54,498	1.75
No change	230,918	---	53,559	---
Interest rates down 100 basis points	214,540	(7.09)	51,752	(3.37)
Interest rates down 200 basis points	206,841	(10.43)	50,249	(6.18)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2017, the end of the period covered by this report.

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

Our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Dated: October 26, 2017