Form 10-K
period 2017-12-31
MACATAWA BANK CORP
filed 2018-02-15
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10‑K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, as of June 30, 2017, was $296,104,000 based on the closing sale price of $9.54 as reported on the Nasdaq Stock Market.  There were 34,017,977 outstanding shares of the Company's common stock as of February 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2018 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to future levels of earning assets, future composition of our loan portfolio, future impact of tax reform on our earnings, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and preceding forward-looking statements.

PART I

ITEM 1:	Business.

As used in this report, the terms "we," "us," "our,” ”Macatawa” and “Company” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.  The term "Bank" means Macatawa Bank.

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

At December 31, 2017, we had total assets of $1.89 billion, total loans of $1.32 billion, total deposits of $1.58 billion and shareholders' equity of $173.0 million.  We recognized net income of $16.3 million in 2017 compared to net income of $16.0 million in 2016.  Earnings in 2017 were reduced by $2.5 million to record the impact of recently enacted tax reform on the value of the Company’s net deferred tax assets.  Earnings before income tax in 2017 and 2016 improved over their respective previous years through growth in total revenue, primarily net interest income, while holding noninterest expenses flat.  As of December 31, 2017, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2017.

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law.  This new tax law, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. We anticipate that this tax rate change should reduce our federal income tax liability in future years beginning with 2018.  However, the new tax law impacted the Company’s 2017 operating results as well.  U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.  Since the enactment took place in December 2017, we revalued our net deferred tax assets in the fourth quarter of 2017 resulting in a $2.5 million reduction to earnings in 2017.

The Company paid a cash dividend of $0.02 per share in each quarter of 2014.  In the second quarter of 2015, the Company increased this cash dividend to $0.03 per share and continued to pay at this level through the fourth quarter of 2016.  The Company increased the dividend to $0.04 for the first and second quarters of 2017 and to $0.05 per share for the third and fourth quarters of 2017.

Over the past several years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(dollars in thousands)	December 31,
	2017	2016	2015	2014	2013
Nonperforming loans	$395	$300	$756	$8,426	$12,335
Other repossessed assets	11	---	---	38	40
Other real estate owned	5,767	12,253	17,572	28,242	36,796
Total nonperforming assets	$6,173	$12,553	$18,328	$36,706	$49,171

Total delinquencies 30 days or greater past due	$995	$1,447	$1,371	$2,841	$5,520

Earnings in recent years have been impacted by costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $65,000, $1.3 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Our earnings in 2017, 2016 and 2015 were favorably impacted by negative provisions for loan losses of $1.35 million, $1.35 million and $3.50 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2015 was the result of the reversal of a portion of a specific reserve on an individual credit that was upgraded to accruing status in the fourth quarter of 2015 as well as the net loan recoveries for the year.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.

We had our fifth consecutive full year of net recoveries in 2017.  The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

(dollars in thousands)	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Provision for loan losses	$(1,350)	$(1,350)	$(3,500)	$(3,350)	$(4,250)
Net charge-offs (recoveries)	(988)	(1,231)	(1,619)	(1,514)	(1,309)
Net charge-offs (recoveries) to average loans	(0.08)%	(0.10)%	(0.14)%	(0.14)%	(0.13)%
Nonperforming loans to total loans	0.03%	0.02%	0.06%	0.75%	1.18%
Loans transferred to ORE to average loans	0.01%	0.03%	0.22%	0.47%	0.34%
Performing troubled debt restructurings ("TDRs") to average loans	1.72%	2.45%	3.34%	4.47%	5.61%

Economic conditions in our market areas of Grand Rapids and Holland have improved during the past several years.  The state of Michigan’s unemployment rate at the end of 2017 was 4.0%.  The Grand Rapids and Holland area unemployment rate was 3.2% at the end of 2017.  Residential housing values and commercial real estate property values have improved in recent years.

It also appears that the housing market in our primary market area continues to be strong.  In the Grand Rapids market during 2017, while there were 28% fewer living unit starts than in 2016, the level was comparable with 2015.  The 2016 numbers were elevated due to a significant number of additional apartment unit starts.  Single family home starts were up 6 units in 2017.  In the Holland-Grand Haven/Lakeshore region, there were slightly more living unit starts in 2017 than in 2016.  These improvements are on top of significantly improved results in 2016 over 2015.  Also, these markets are now seeing significant activity in duplex, condominium and apartment starts after years of virtually no activity.

We experienced strong commercial loan growth in recent years. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased steadily from $274.1 million at December 31, 2013 to $465.2 million at December 31, 2017.  Commercial real estate loans have increased from $472.3 million at December 31, 2013 to $541.9 million at December 31, 2017.  In addition, in 2017 some of our business customers selected bond financing rather than loans leading to growth of $26.0 million in our business bond portfolio from $29.5 million at the beginning of the year to $55.5 million at the end of the year.  Consumer loans have increased from $295.9 million at December 31, 2013 to $313.2 million at December 31, 2017.  We believe we are positioned for continued loan  growth in 2018.

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

Residential Mortgage Loans.  We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates.  Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.  For 2017, we retained loans representing 48% of the total dollar volume originated, compared to 43% in 2016.

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

(Dollars in thousands)	December 31
	2017		2016		2015		2014		2013
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$78,487	6%	$64,968	5%	$90,039	7%	$77,564	6%	$86,413	8%
Real estate - mortgage	463,448	35	453,013	34	418,633	33	412,967	34	385,927	35
Commercial and industrial	465,208	35	449,342	34	377,298	29	327,674	27	274,099	25
Total commercial	1,007,143	76	967,323	73	885,970	69	818,205	67	746,439	68
Residential mortgage	224,452	17	217,614	16	209,972	16	190,249	16	188,648	17
Consumer	88,714	7	95,875	8	101,990	7	110,029	9	107,290	10
Total loans	1,320,309	100%	1,280,812	97%	1,197,932	92%	1,118,483	92%	1,042,377	95%

Less: allowance for loan losses	(16,600)		(16,962)		(17,081)		(18,962)		(20,798)
Total loans receivable, net	$1,303,709		$1,263,850		$1,180,851		$1,099,521		$1,021,579

(1)	Consists of construction and development loans.

At December 31, 2017, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2017 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

(Dollars in thousands)	Maturing
	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$39,709	$25,846	$12,932	$78,487
Real estate - mortgage	72,697	275,661	115,090	463,448
Commercial and industrial	241,915	189,054	34,239	465,208
Total Commercial	354,321	490,561	162,261	1,007,143
Residential mortgage	105	5,610	218,737	224,452
Consumer	4,273	20,571	63,870	88,714
Total Loans	$358,699	$516,742	$444,868	$1,320,309

	Maturing or Repricing
Loans above:
With predetermined interest rates	$113,178	$402,538	$109,226	$624,942
With floating or adjustable rates	588,511	61,046	45,415	694,972
Total (excluding nonaccrual loans)	$701,689	$463,584	$154,641	1,319,914
Nonaccrual loans				395
Total Loans				$1,320,309

(1)	Consists of construction and development loans.

Nonperforming Assets

Interest income totaling $1.1 million was recorded in 2017 on loans that were on a non-accrual status or classified as restructured as of December 31, 2017.  Additional interest income of $256,000 would have been recorded during 2017 on these loans had they been current in accordance with their original terms.  More information about the levels of nonperforming loan balances in 2013 through 2017 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Loans at December 31, 2017 that were classified as substandard or worse per our internal risk rating system that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading "Portfolio Loans and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."  At December 31, 2017, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

A summary of our loan balances at the end of 2013 through 2017 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the heading "Loan Portfolio and Asset Quality" included in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of 2013 through 2017 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading "Allowance for Loan Losses" in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase ("repo borrowings") and brokered deposits.  We had no brokered deposits or repo borrowings at December 31, 2017 or 2016.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid.

(Dollars in thousands)	December 31
	2017		2016		2015		2014		2013
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$464,384	---%	$445,046	---%	$395,814	---%	$359,384	---%	$317,332	---%
Interest bearing demand	341,384	0.1	321,825	0.1	339,698	0.1	274,100	0.1	272,689	0.1
Savings and money market accounts	557,703	0.3	521,857	0.2	487,087	0.2	449,623	0.2	472,920	0.4
Time	85,921	0.8	84,170	0.6	106,746	0.9	138,300	1.0	171,657	0.9
Total deposits	$1,449,392	0.3%	$1,372,898	0.1%	$1,329,345	0.2%	$1,221,407	0.2%	$1,234,598	0.3%

The following table summarizes time deposits in amounts of $250,000 or more by time remaining until maturity as of December 31, 2017 (dollars in thousands).

Three months or less	$6,076
Over 3 months through 6 months	4,489
Over 6 months through 1 year	8,904
Over 1 year	5,563
$25,032

As of the date of this report, the Bank had no material foreign deposits.

Securities Portfolio

Our securities portfolio is classified as either "available for sale" or "held to maturity."  Securities classified as "available for sale" may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs.

The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates.  We have generally invested in bonds with lower credit risk, primarily those secured by government agencies or insured municipalities, to assist in the diversification of credit risk within our asset base.  The commercial bond component of this category grew by $26.0 million in 2017.

These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.  We have not experienced any credit losses within our securities portfolio.

The following table reflects the composition of our securities portfolio as of the dates indicated.

(Dollars in thousands)	December 31,
	2017	2016	2015	2014	2013
U.S. Treasury and federal agency securities	$101,964	$84,350	$74,392	$67,164	$54,439
U.S. Agency MBS and CMOs	23,385	11,817	13,755	16,688	19,365
Tax-exempt state and municipal bonds	127,884	108,565	85,454	69,046	46,097
Taxable state and municipal bonds	43,735	33,883	28,763	25,293	26,328
Corporate bonds	8,109	13,726	14,813	13,766	11,212
Other equity securities	1,470	1,470	1,494	1,502	1,466
Total	$306,547	$253,811	$218,671	$193,459	$158,907

At December 31, 2017, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders' equity.  At December 31, 2017, we had no investment in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2017.

(Dollars in thousands)
	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years			No Contractual Maturity
	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount		Average Yield	Amount		Average Yield
U.S. Treasury and federal agency securities	$12,998	1.15%	$72,236	1.65%	$16,730	2.26%	$	---	---%	$	---	---%
U.S. Agency MBS and CMOs	---	---	---	---	2,017	2.32		21,367	2.28		---	---
Tax-exempt state and municipal bonds (1)	13,867	1.81	30,371	3.52	53,045	3.52		30,601	2.75		---	---
Taxable state and municipal bonds	2,629	2.49	32,848	2.17	7,103	2.47		1,155	2.25		---	---
Corporate bonds	2,405	1.62	5,705	1.35	---	---		---	---		---	---
Other equity securities	---	---	---	---	---	---		---	---		1,470	2.23
Total (1)	$31,899	1.58%	$141,160	2.18%	$78,895	3.12%		$53,123	2.51%		$1,470	2.23%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We offer trust services to further provide for the financial needs of our customers.  As of December 31, 2017, the Trust Department managed assets of approximately $831.6 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2017, personal trust assets under management totaled approximately $466.8 million.  Our retirement plan services encompass all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2017, retirement plan assets under management totaled approximately $364.8 million.

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

Employees

As of December 31, 2017, we had 340 full-time equivalent employees consisting of 296 full-time and 72 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

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

Tax Cuts and Jobs Act:  On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law.  This new tax law, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Macatawa anticipates that this tax rate change should reduce its federal income tax liability in future years beginning with 2018.  However, the new tax law impacted the Company’s 2017 operating results as well.  U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.  Since the enactment took place in December 2017, the Company revalued its net deferred tax assets in the fourth quarter of 2017 resulting in a $2.5 million reduction to earnings in 2017.

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

In accordance with Federal Reserve Board policy, Macatawa Bank Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank.  In addition, if the DIFS deems the Bank's capital to be impaired, the DIFS may require the Bank to restore its capital by a special assessment upon Macatawa Bank Corporation as the Bank's sole shareholder.  If Macatawa Bank Corporation were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell all or part of the shares of the Bank's stock owned by Macatawa Bank Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

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

The merger or consolidation of the Bank with another bank, or the acquisition by the Bank of assets of another bank, or the assumption of liability by the Bank to pay any deposits of another bank, will require the prior written approval of the FDIC under the Bank Merger Act and DIFS under the Michigan Banking Code.  In addition, in certain such cases, an application to, and the prior approval of, the Federal Reserve Board under the BHCA may be required.

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

Dividends.  Macatawa Bank Corporation is a corporation separate and distinct from the Bank.  Most of our revenues are dividends paid by the Bank.  Thus, Macatawa Bank Corporation's ability to pay dividends to our shareholders is indirectly limited by restrictions on the Bank's ability to pay dividends described below.  Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company should not pay cash dividends if its net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends, its prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition, or it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Similar enforcement powers over our Bank are possessed by the FDIC.  The "prompt corrective action" provisions of federal law and regulation authorizes the FDIC to restrict the payment of dividends to Macatawa Bank Corporation by our Bank if the Bank fails to meet specified capital levels.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 3 basis points in 2018.

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

As of December 31, 2017, the Bank was categorized as “well capitalized”.  Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Dividends.  Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock.  The Bank may not pay dividends except out of net income after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have surplus amounting to at least 20% of its capital after the payment of the dividend.

Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC.  In addition, the FDIC may prohibit the payment of dividends by the Bank, if such payment is determined to be an unsafe and unsound banking practice.

Additional information about restrictions on payment of dividends by the Bank may be found in Item 8 of this report in Notes 1 and 17 to the Consolidated Financial Statements, and is here incorporated by reference.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to Macatawa or any subsidiary of Macatawa, on investments in the stock or other securities of Macatawa or any subsidiary of Macatawa and the acceptance of the stock or other securities of Macatawa or any subsidiary of Macatawa as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to Macatawa's directors and officers, to our principal shareholders and to "related interests" of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or any subsidiary or a principal shareholder in our company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

We were profitable in years 2013 through 2017. Earnings in these years were supported, in part, by negative provisions for loan losses and non-recurring events.  We have recorded negative provisions for loan losses of 1.35 million, $1.35 million, $3.5 million, $3.35 million and $4.3 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. We do not expect a similar level of negative provisions for loan losses in 2018, and non-recurring events with similar levels of positive impact on earnings are not likely to occur in 2018.

Our nonperforming assets and other problem loans could have an adverse effect on the Company's results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $6.2 million at December 31, 2017.  These assets could negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2017, we had approximately  $541.9 million of commercial real estate loans outstanding, which represented approximately 41.1% of our loan portfolio.  As of that same date, we had approximately $306.6 million in residential real estate loans outstanding, or approximately 23.2% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $1.0 billion at December 31, 2017, comprising approximately 76.3% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $30.8 million, $26.0 million, $30.1 million, $29.8 million and $35.2 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

We may face pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios.  Purchasers of residential mortgage loans, such as government sponsored entities, may seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria.  We may face claims from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

For the five-year period ended December 31, 2017, the Company has sold an aggregate of $460.9 million of residential mortgage loans on the secondary market.  During the year ended December 31, 2016, the Company settled claims on loans having an aggregate of $857,000 in principal amount for loans originated and sold during 2006 through 2008, realizing a nominal loss.  This settlement closes all potential claims related to loans sold to Countrywide Mortgage.  As of December 31, 2017, the Company had no other repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2017.

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

For several years prior to December 2015, the Federal Open Market Committee (“FOMC”) kept the target federal funds between 0% and 0.25%.  In December 2015, the FOMC increased the target federal funds rate by 25 basis points, representing the first increase in nearly a decade.  In December 2016, the FOMC increased the target federal funds by another 25 basis points.  The FOMC increased the target federal funds rate by 25 basis points in each of March, June and December 2017.  Based on comments made by the FOMC, we expect gradual increases during 2018, but the overall low interest rate environment is expected to continue in 2018.  The extended low interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

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

At December 31, 2017, our gross deferred tax asset was $5.2 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 15, 2018, were as follows:

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2017 and 2016 are set forth in the table below.

	2017			2016
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$10.31	$9.61	$0.04	$6.24	$5.43	$0.03
Second Quarter	10.41	9.15	0.04	7.38	6.29	0.03
Third Quarter	10.40	9.14	0.05	8.08	7.25	0.03
Fourth Quarter	10.57	9.66	0.05	10.57	7.83	0.03

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 15, 2018, there were approximately 629 owners of record and approximately 5,126 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the SNL Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2012 at the initial price of $2.69 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Macatawa Bank Corporation	100.00	173.01	191.21	217.11	379.92	371.87
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2017.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
Period
October 1 - October 31, 2017
Employee Transactions	---	---
November 1 - November 30, 2017
Employee Transactions	14,200	$9.83
December 1 - December 31, 2017
Employee Transactions	3,796	$9.79
Total for Fourth Quarter ended December 31, 2017
Employee Transactions	17,996	$9.82

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this report.

(Dollars in thousands, except per share data)	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
Financial Condition
Total assets	$1,890,232	$1,741,013	$1,729,643	$1,583,846	$1,517,405
Securities	306,547	253,811	218,671	193,459	158,907
Loans	1,320,309	1,280,812	1,197,932	1,118,483	1,042,377
Deposits	1,579,010	1,448,724	1,435,512	1,306,325	1,249,734
Long-term debt	41,238	41,238	41,238	41,238	41,238
Other borrowed funds	92,118	84,173	96,169	88,107	89,991
Shareholders' equity	172,986	162,239	151,977	142,519	132,522
Share Information*
Basic earnings (loss) per common share	$0.48	$0.47	$0.38	$0.31	$(0.29)
Diluted earnings (loss) per common share	0.48	0.47	0.38	0.31	(0.29)
Book value per common share	5.09	4.78	4.48	4.21	3.92
Tangible book value per common share	5.09	4.78	4.48	4.21	3.92
Dividends per common share	0.18	0.12	0.11	0.08	---
Dividend payout ratio	37.50%	25.53%	28.95%	25.81%	---%
Average dilutive common shares outstanding	33,952,872	33,922,548	33,891,429	33,803,030	27,161,888
Common shares outstanding at period end	33,972,977	33,940,788	33,925,113	33,866,789	33,801,097
Operations
Interest income	$57,676	$52,499	$49,386	$46,988	$48,620
Interest expense	5,732	4,959	5,306	5,596	7,337
Net interest income	51,944	47,540	44,080	41,392	41,283
Provision for loan losses	(1,350)	(1,350)	(3,500)	(3,350)	(4,250)
Net interest income after provision for loan losses	53,294	48,890	47,580	44,742	45,533
Total noninterest income	17,419	19,074	17,793	16,214	16,141
Total noninterest expense	43,688	45,782	46,953	45,910	47,855
Income before income tax	27,025	22,182	18,420	15,046	13,819
Federal income tax***	10,733	6,231	5,626	4,573	4,270
Net income	16,292	15,951	12,794	10,473	9,549
Dividend declared on preferred shares**	---	---	---	---	(17,575)
Net income (loss) attributable to common shares	16,292	15,951	12,794	10,473	(8,026)
Performance Ratios
Return on average equity	9.60%	10.06%	8.68%	7.58%	7.11%
Return on average assets	0.93	0.95	0.79	0.70	0.63
Yield on average interest-earning assets	3.59	3.42	3.36	3.48	3.58
Cost on average interest-bearing liabilities	0.51	0.46	0.49	0.56	0.69
Average net interest spread	3.08	2.96	2.87	2.92	2.89
Average net interest margin	3.24	3.11	3.01	3.07	3.05
Efficiency ratio	62.98	68.73	75.89	79.70	83.34
Capital Ratios
Period-end equity to total assets	9.15%	9.32%	8.79%	9.00%	8.73%
Average equity to average assets	9.69	9.47	9.10	9.25	8.90
Total risk-based capital ratio (consolidated)	14.99	14.88	14.80	15.55	15.69
Credit Quality Ratios
Allowance for loan losses to total loans	1.26%	1.32%	1.43%	1.70%	2.00%
Nonperforming assets to total assets	0.33	0.72	1.06	2.32	3.24
Net charge-offs / (recoveries) to average loans	(0.08)	(0.10)	(0.14)	(0.14)	(0.13)

*Retroactively adjusted to reflect the effect of all stock splits and dividends
**2013 reflects effect of induced exchange of preferred stock to common stock
***2017 reflects the effect of "H.R.1", formerly known as the "Tax Cuts and Jobs Act", on the value of the Company's net deferred tax assets which increased federal income tax expense by $2,524,000

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

At December 31, 2017, we had total assets of $1.89 billion, total loans of $1.32 billion, total deposits of $1.58 billion and shareholders' equity of $173.0 million.  We recognized net income of $16.3 million in 2017 compared to net income of $16.0 million in 2016.  Earnings in 2017 were reduced by $2.5 million to record the impact of recently enacted tax reform on the value of the Company’s net deferred tax assets.  Earnings before income tax in 2017 and 2016 improved over their respective previous years through growth in total revenue, primarily net interest income, while holding noninterest expenses flat.  As of December 31, 2017, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2017.

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law.  This new tax law, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. We anticipate that this tax rate change should reduce our federal income tax liability in future years beginning with 2018.  However, the new tax law impacted the Company’s 2017 operating results as well.  U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.  Since the enactment took place in December 2017, we revalued our net deferred tax assets in the fourth quarter of 2017 resulting in a $2.5 million reduction to earnings in 2017.

The Company paid a cash dividend of $0.02 per share in each quarter of 2014.  In the second quarter of 2015, the Company increased this cash dividend to $0.03 per share and continued to pay at this level through the fourth quarter of 2016.  The Company increased the dividend to $0.04 for the first and second quarters of 2017 and to $0.05 per share for the third and fourth quarters of 2017.

Over the past several years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Nonperforming loans	$395	$300	$756	$8,426	$12,335
Other repossessed assets	11	---	---	38	40
Other real estate owned	5,767	12,253	17,572	28,242	36,796
Total nonperforming assets	$6,173	$12,553	$18,328	$36,706	$49,171

Total loan delinquencies 30 days or greater past due	$995	$1,447	$1,371	$2,841	$5,520

Earnings in recent years have been impacted by costs associated with administration and disposition of nonperforming assets.  These costs, including losses on repossessed and foreclosed properties, were $65,000, $1.3 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Our earnings in 2017, 2016 and 2015 were favorably impacted by negative provision for loan losses of $1.35 million, $1.35 million and $3.50 million, respectively.  As discussed in detail later in Item 7 of this report under the heading "Allowance for Loan Losses", the large negative provision in 2015 was the result of the reversal of a portion of a specific reserve on an individual credit that was upgraded to accruing status in the fourth quarter of 2015 as well as the net loan recoveries for the year.  The negative provision in each period was also impacted by other recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.

We had our fifth consecutive full year of net recoveries in 2017.  The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the year ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Provision for loan losses	$(1,350)	$(1,350)	$(3,500)	$(3,350)	$(4,250)
Net charge-offs / (recoveries)	(988)	(1,231)	(1,619)	(1,514)	(1,309)
Net charge-offs to average loans	(0.08)%	(0.10)%	(0.14)%	(0.14)%	(0.13)%
Nonperforming loans to total loans	0.03%	0.02%	0.06%	0.75%	1.18%
Loans transferred to ORE to average loans	0.01%	0.03%	0.22%	0.47%	0.34%
Performing troubled debt restructurings to average loans	1.72%	2.45%	3.34%	4.47%	5.61%

Economic conditions in our market areas of Grand Rapids and Holland have improved during the past several years.  The state of Michigan’s unemployment rate at the end of 2017 was 4.0%.  The Grand Rapids and Holland area unemployment rate was 3.2% at the end of 2017.  Residential housing values and commercial real estate property values have improved in recent years.

It also appears that the housing market in our primary market area continues to be strong.  In the Grand Rapids market during 2017, while there were 28% fewer living unit starts than in 2016, the level was comparable with 2015.  The 2016 numbers were elevated due to a significant number of additional apartment unit starts.  Single family home starts were up 6 units in 2017.  In the Holland-Grand Haven/Lakeshore region, there were slightly more living unit starts in 2017 than in 2016.  These improvements are on top of significantly improved results in 2016 over 2015.  Also, these markets are now seeing significant activity in duplex, condominium and apartment starts after years of virtually no activity.

We experienced strong commercial loan growth in recent years. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased steadily from $274.1 million at December 31, 2013 to $465.2 million at December 31, 2017.  Commercial real estate loans have increased from $472.3 million at December 31, 2013 to $541.9 million at December 31, 2017.  In addition, in 2017 some of our business customers selected bond financing rather than loans leading to growth of $26.0 million in our business bond portfolio from $29.5 million at the beginning of the year to $55.5 million at the end of the year.  Consumer loans have increased from $295.9 million at December 31, 2013 to $313.2 million at December 31, 2017.  We believe we are positioned for continued loan growth in 2018.

RESULTS OF OPERATIONS

Summary: Net income was $16.3 million ($27.0 million on a pretax basis) for 2017, compared to $16.0 million ($22.2 million on a pretax basis) for 2016 and $12.8 million ($18.4 million on a pretax basis) for 2015.  Earnings per common share on a diluted basis was $0.48 for 2017, $0.47 for 2016 and $0.38 for 2015.

Generally, the improvement in Company earnings was the result of growth in revenue while expenses have been reduced.  As discussed previously, the revaluation of our net deferred tax assets at December 31, 2017 resulting from enactment of tax reform at the end of 2017 caused a $2.5 million one-time increase in our federal income tax expense.  The strong increase in pretax earnings in 2017 compared to 2016 and 2015 was due primarily to increased net interest income, along with a reduction in noninterest expense.  Net interest income increased to $51.9 million in 2017 compared to $47.5 million in 2016 and $44.1 million in 2015.  We realized a higher level of income from gains on sales of residential mortgages in 2016 and 2015 compared to 2017 due to the lower interest rate environment in those periods.  Total noninterest expense was $43.7 million in 2017 compared to $45.8 million in 2016 and $47.0 million in 2015.

Earnings in each period were positively impacted by negative provisions for loan losses ($1.35 million in 2017, $1.35 million in 2016 and $3.50 million in 2015).  These negative provisions resulted from reduced levels of nonperforming loans, improved asset quality and net loan recoveries realized in each of these periods.  These items are discussed more fully below.

We continued our improvement in nonperforming asset expenses in 2017.  Costs associated with nonperforming assets were $65,000 in 2017, compared to $1.3 million in 2016 and $3.0 million in 2015.  Lost interest from nonperforming assets decreased to approximately $419,000 for 2017, compared to $572,000 for 2016 and $1.4 million for 2015.  Each of these items are discussed more fully below.

Net Interest Income: Net interest income totaled $51.9 million during 2017, compared to $47.5 million during 2016 and $44.1 million in 2015.

The increase in net interest income during 2017 compared to 2016 marked our third consecutive year with an increase in net interest income, following several years of declining net interest income.  This increase was due to an increase in average earning assets of $79.1 million from $1.55 billion in 2016 to $1.63 billion in 2017 as well as improvement in yields on earning assets.  Average yield on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent basis.  Our net interest income as a percentage of average interest-earning assets (i.e. "net interest margin" or "margin") increased by 13 basis points compared to 2016.

The increase in net interest income during 2016 compared to 2015 was due to an increase in average earning assets of $63.9 million from $1.48 billion in 2015 to $1.55 billion in 2016. Our net interest margin increased by 10 basis points in 2016 compared to 2015.

The yield on earning assets increased 17 basis points from 3.42% for 2016 to 3.59% for 2017 and increased 6 basis points from 3.36% for 2015 to 3.42% for 2016.  The increase from 2016 to 2017 and from 2015 to 2016 was generally due to increases in average balances of loans and securities along with a reduction in average balances in low-yielding short-term investments as we deployed our excess liquidity. These were also positively impacted by increases in the federal funds rate.  Our margin in recent years has been negatively impacted by our decision to hold significant balances in liquid and short-term investments.  In 2015 through 2017, we began to see the positive impact on our net interest margin from deploying some of these balances into higher yielding assets, including investment securities and portfolio loans.  Also, the Federal Reserve Board increased the target federal funds rate by 125 basis points between December 2015 and December 2017 and is expected to follow a systematic process of slowly increasing this target rate in 2018 and beyond.  With these developments, we expect our net interest margin to be positively impacted in 2018.

Our net interest margin for 2017 was negatively impacted from a 5 basis point increase in our cost of funds from 0.46% for 2016 to 0.51% for 2017. Average interest bearing liabilities increased from $1.06 billion in 2016 to $1.11 billion in 2017.  Increases in the rates paid on certain deposit account types in response to market rates and additional other borrowings caused the increase in our cost of funds.  These costs have increased at a much lower level than yields on our interest earning assets, allowing for the increase in our net interest margin in each period.  With the recent increases in the federal funds rate, we anticipate some additional increase in our funding costs, but again with a lesser impact than on our interest earning assets.

We are encouraged by the increase in higher yielding average earning assets in 2017 and expect these balances to continue to increase in 2018, which should continue to positively affect net interest income.

The following table shows an analysis of net interest margin for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	For the years ended December 31,
	2017			2016			2015
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$158,805	$2,869	1.81%	$136,051	$2,322	1.71%	$123,126	$2,065	1.67%
Tax-exempt securities (1)	105,460	2,244	3.38	89,442	1,819	3.25	77,418	1,557	3.26
Commercial loans (2)	957,987	39,658	4.08	906,506	35,946	3.90	845,070	33,449	3.90
Residential mortgage loans	219,111	7,608	3.46	217,776	7,647	3.51	202,845	7,305	3.60
Consumer loans	90,565	3,802	4.20	96,616	3,806	3.94	105,350	4,103	3.89
Federal Home Loan Bank stock	11,558	491	4.19	11,558	491	4.18	11,430	472	4.07
Federal funds sold and other short-term investments	83,844	1,004	1.18	90,243	468	0.51	119,036	435	0.36
Total interest earning assets (1)	1,627,330	57,676	3.59	1,548,192	52,499	3.42	1,484,275	49,386	3.36

Noninterest earning assets:
Cash and due from banks	29,077			26,593			25,956
Other	95,896			98,799			108,544
Total assets	$1,752,303			$1,673,584			$1,618,775

Liabilities
Deposits:
Interest bearing demand	$341,384	$366	0.11%	$321,825	$293	0.09%	$339,698	$381	0.12%
Savings and money market accounts	557,703	1,591	0.28	521,857	961	0.19	487,087	893	0.19
Time deposits	85,921	654	0.76	84,170	517	0.62	106,746	936	0.87
Borrowings:
Other borrowed funds	85,893	1,407	1.62	94,264	1,685	1.76	94,893	1,765	1.83
Long-term debt	41,238	1,714	4.10	41,238	1,503	3.59	41,238	1,331	3.18
Total interest bearing liabilities	1,112,139	5,732	0.51	1,063,354	4,959	0.46	1,069,662	5,306	0.49

Noninterest bearing liabilities:
Noninterest bearing demand accounts	464,384			445,046			395,814
Other noninterest bearing liabilities	6,004			6,618			5,963
Shareholders' equity	169,776			158,566			147,336
Total liabilities and shareholders' equity	$1,752,303			$1,673,584			$1,618,775

Net interest income		$51,944			$47,540			$44,080

Net interest spread (1)			3.08%			2.96%			2.87%
Net interest margin (1)			3.24%			3.11%			3.01%
Ratio of average interest earning assets to average interest bearing liabilities	146.32%			145.60%			138.76%

(1)	Yields are presented on a tax equivalent basis using a 35% tax rate.
(2)
Loan fees of $701,000, $883,000, and $550,000 for 2017, 2016 and 2015 are included in interest income.  Includes average nonaccrual loans of approximately $492,000, $372,000, and $5.5 million for 2017, 2016 and 2015.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2017 vs 2016 Increase (Decrease) Due to			2016 vs 2015 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)

Interest income
Taxable securities	$405	$142	$547	$220	$37	$257
Tax-exempt securities	338	87	425	244	18	262
Commercial loans	2,092	1,620	3,712	2,436	61	2,497
Residential mortgage loans	46	(85)	(39)	524	(182)	342
Consumer loans	(243)	239	(4)	(342)	45	(297)
Federal Home Loan Bank stock	---	---	---	5	14	19
Federal funds sold and other short-term investments	(35)	571	536	(120)	153	33
Total interest income	2,603	2,574	5,177	2,967	146	3,113

Interest expense
Interest bearing demand	$19	$54	$73	$(19)	$(69)	$(88)
Savings and money market accounts	70	560	630	64	4	68
Time deposits	11	126	137	(173)	(246)	(419)
Other borrowed funds	(143)	(135)	(278)	(12)	(68)	(80)
Long-term debt	---	211	211	---	172	172
Total interest expense	(43)	816	773	(140)	(207)	(347)
Net interest income	$2,646	$1,758	$4,404	$3,107	$353	$3,460

Provision for Loan Losses: The provision for loan losses for 2017 was a negative $1.35 million compared to a negative $1.35 million for 2016 and a negative $3.50 million for 2015. The negative provisions in each period were the result of continued realization of net recoveries in each of these years, a reduction in the balances and required reserves on nonperforming loans, and stabilizing real estate values on problem credits.  Of the $3.50 million negative provision for loan losses in 2015, $2.0 million was attributable to a reduction in specific reserve on our largest individual impaired loan relationship.  This loan relationship was upgraded to accruing status in the fourth quarter of 2015 upon the sale of the company and multiple years of profitable operations and positive cash flows.  As such, with the upgrade, we changed our method of estimating the specific reserve from one based on liquidation value to one based on expected cash flow from operations.  This resulted in the $2.0 million reduction in the required reserve discussed above.  With 2017, we now have achieved net recoveries in five consecutive years.  Net recoveries in recent years were attributable to positive results from our active collection efforts.

We continue to see an increase in the quality of some credits within our loan portfolio resulting in an improved loan grade. Our weighted average commercial loan grade was 3.74 at December 31, 2017, 3.73 at December 31, 2016, 3.77 at December 31, 2015, 3.78 at December 31, 2014, 3.88 at December 31, 2013 and 4.01 at December 31, 2012. This loan grade improvement has also been a contributing factor to allowing for the reduction in the level of the allowance for loan losses.

The amounts of loan loss provision in each period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained level of net recoveries over the past several years has had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found in this Item 7 of this report under the heading “Allowance for Loan Losses” below and in Item 8 of this report in Note 3 of the Consolidated Financial Statements.

Noninterest Income: Noninterest income totaled $17.4 million in 2017, compared to $19.1 million in 2016 and $17.8 million in 2015.  The components of noninterest income are shown in the table below (in thousands):

	2017	2016	2015
Service charges and fees on deposit accounts	$4,466	$4,425	$4,377
Net gains on mortgage loans	1,574	3,024	2,925
Trust fees	3,277	3,096	2,927
Gain on sales of securities	3	124	129
ATM and debit card fees	5,207	4,980	4,750
Bank owned life insurance (“BOLI”) income	969	977	663
Investment services fees	910	1,044	1,068
Other income	1,013	1,404	954
Total noninterest income	$17,419	$19,074	$17,793

Revenue from deposit services was $4.5 million in 2017, compared to $4.4 million in 2016 and $4.4 million in 2015.  The increase from 2016 to 2017 and from 2015 to 2016 was due primarily to better penetration into our business customer base in providing fee-based services.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Gain on sales of loans	$1,574	$3,024	$2,925

Real estate mortgage loans originated for sale	$56,985	$103,385	$99,998
Real estate mortgage loans sold	59,532	107,003	102,494
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold ("Loan sale margin")	2.64%	2.83%	2.85%

As demonstrated in the table above, mortgage volume was down significantly in 2017 compared to 2016 and 2015.  Volume was strong in 2015 as a result of the low mortgage rate environment, our focus on increasing originations from purchase activity and the addition of a couple of residential mortgage lenders in 2015.  Rates increased in late 2016, reducing volume in the fourth quarter of 2016 and throughout 2017.  During the past three years, we have seen a shift in our mortgage production from refinance activity to purchase activity.

Trust service revenue increased $181,000 in 2017 after having increased $169,000 in 2016.   These increases were due to growth in our trust service customer base and improvements in general market conditions.

ATM and debit card processing income increased $227,000 in 2017 to $5.2 million, compared to $5.0 million in 2016 and $4.8 million in 2015.  These increases reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.  Our recent rollout of our uChoose Rewards program also had a positive impact on this income in each year.

We sold securities resulting in net gains of $3,000 in 2017, $124,000 in 2016 and $129,000 in 2015.  The sales in each year were done to reposition certain holdings in our investment portfolio in response to changes in market rates during the years.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk.

Other categories of noninterest income totaled $2.9 million in 2017, $3.4 million in 2016 and $2.7 million in 2015.  Earnings from bank owned life insurance increased by $314,000 in 2016 compared to 2015 due to a distribution of a death claim on a covered former employee, a $10 million increase in BOLI holdings late in the third quarter of 2016 and general improvement in the performance of the underlying investments.  ORE rental income was $507,000 in 2017, compared to $611,000 in 2016 and $176,000 in 2015.  The year over year changes were a result of changes in rental arrangements on some of these properties.

Noninterest Expense: Noninterest expense was $43.7 million in 2017, $45.8 million in 2016 and $47.0 million in 2015.  Our noninterest expense areas reflected our active management of controllable costs to offset the elevated level of nonperforming assets costs.  Nonperforming assets costs have decreased during the periods presented as well.  The components of noninterest expense are shown in the table below (in thousands):

	2017	2016	2015
Salaries and benefits	$24,803	$24,867	$24,668
Occupancy of premises	3,864	3,789	3,714
Furniture and equipment	3,050	3,256	3,237
Legal and professional	812	863	833
Marketing and promotion	882	1,000	951
Data processing	2,759	2,787	2,483
FDIC assessment	539	778	1,137
Interchange and other card expense	1,306	1,286	1,151
Bond and D&O insurance	471	527	584
Net (gains) losses on repossessed and foreclosed properties	(428)	318	1,651
Administration and disposition of problem assets	493	977	1,381
Outside services	1,677	1,639	1,469
Other noninterest expense	3,460	3,695	3,694
Total noninterest expense	$43,688	$45,782	$46,953

Salaries and benefit expense was the largest component of noninterest expense and was $24.8 million in 2017, $24.9 million in 2016 and $24.7 million in 2015.  The reduction in 2017 was due to a lower level of medical insurance costs from lower actual claims experience in 2017 as well as lower commissions to mortgage loan officers due to lower origination volumes in 2017.  The slight increase in 2016 was primarily due to increases in medical insurance costs in 2016 exceeding the positive effect of managed attrition in staffing levels.

Costs associated with nonperforming assets remained elevated, but have decreased in each of the past three years, totaling $65,000 in 2017 compared to $1.3 million in 2016 and $3.0 million in 2015.  These costs included legal costs, repossessed and foreclosed property administration expense and losses (gains) on repossessed and foreclosed properties. Of the $3.0 million in nonperforming asset costs in 2015, $1.1 million represented a loss on the sale of our largest individual other real estate owned property in December 2015.  This sale alone reduced the carrying value of our other real estate portfolio by $7.6 million.  Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	2017	2016	2015
Legal and professional – nonperforming assets	$107	$152	$278
Repossessed and foreclosed property administration	386	825	1,103
Net (gains) losses on repossessed and foreclosed properties	(428)	318	1,651
Total	$65	$1,295	$3,032

As problems loans move through the collection process, the costs associated with nonperforming assets have remained elevated, yet have decreased significantly during each of the past three years.  During 2017, we added $120,000 in other real estate and sold $7.0 million, allowing for another meaningful reduction in our year end balance, bringing it from $12.3 million at December 31, 2016 to $5.8 million at December 31, 2017.  During 2017 we sold our largest remaining other real estate owned property (carry value of $3.4 million) for a net gain of $68,000.  This property was responsible for a significant portion of our nonperforming asset expenses, including maintenance, property taxes and utility costs.  In 2016 we added $339,000 in other real estate and sold $5.3 million and in 2015 we added $2.5 million in other real estate and sold $11.5 million.  Looking forward to 2018, we expect to see few properties moving into other real estate owned, continued sales of existing properties and further reductions in our overall balance of other real estate and the related nonperforming asset carry costs.

FDIC assessments decreased to $539,000 in 2017 compared to $778,000 in 2016 and $1.1 million in 2015 primarily due to our assessment category and changes to the FDIC insurance assessment methodology.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading "Supervision and Regulation."

Insurance costs for bond and directors and officers (“D&O”) insurance decreased from $584,000 in 2015 to $527,000 in 2016 and $471,000 in 2017.  The reductions experienced in 2016 and 2017 were a result of the improvement in our regulatory status and financial condition, which demonstrated to the insurance carriers our lower risk and resulted in a reduction in premiums charged.

Occupancy expense increased $75,000 in 2017 following an increase of $75,000 in 2016.  Furniture and equipment expense was down $206,000 in 2017 following an increase of $19,000 in 2016 and an increase of $47,000 in 2015.  Both occupancy and furniture and equipment expenses were stable over these years due to our continued efforts to manage facility costs.

Data processing expenses were $2.8 million in 2017, compared to $2.8 million in 2016 and $2.5 million in 2015.  The increase in these expenses in 2016 was due to increases in customer usage of certain e-banking channels, such as online banking, mobile banking and electronic bill pay services.

Other noninterest expenses not discussed above were $8.0 million in 2017, compared to $8.5 million in 2016 and $8.1 million in 2015.

Federal Income Tax Expense:  We recorded federal income tax expense of $10.7 million in 2017, $6.2 million in 2016 and $5.6 million in 2015.  Our effective tax rate was 39.72% for 2017, 28.09% for 2016 and 30.54% for 2015.  In December 2017, a law was enacted which changed the corporate federal income tax rate from 35% to 21%, beginning January 1, 2018.  Accordingly, our deferred tax assets and liabilities were adjusted at December 31, 2017 using the 21% corporate federal income tax rate, resulting in a $2.5 million increase in federal income tax expense for 2017.  However, we anticipate that this tax rate change should reduce our federal income tax liability in future years beginning with 2018.  Federal income tax expense and the related effective tax rate were down in 2016 due to tax credits and other adjustments recognized in our 2015 federal tax return which we filed in 2016.  The effective tax rate also decreased for 2016 due to earnings on bank owned life insurance resulting from payment of a death benefit.

FINANCIAL CONDITION

Summary:  Total assets were $1.89 billion at December 31, 2017, an increase of $149.2 million from $1.74 billion at December 31, 2016. This change reflected increases of $71.6 million in cash and cash equivalents, $36.3 million in securities available for sale, $16.4 million in securities held to maturity, $39.5 million in our loan portfolio and $1.0 million in bank owned life insurance, partially offset by a decrease of $6.5 million in other real estate owned. Total deposits increased by $130.3 million and other borrowed funds were up by $7.9 million at December 31, 2017 compared to December 31, 2016.

Total shareholders’ equity increased by $10.7 million from December 31, 2017 to December 31, 2016.  Shareholders’ equity was increased by $16.3 million of net income in 2017, partially offset by cash dividends of $6.1 million, or $0.18 per share.  Shareholders’ equity also increased by $193,000 in 2017 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2017, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $161.5 million at December 31, 2017 compared to $89.8 million at December 31, 2016. This $71.6 million increase was primarily due to growth in year end deposits which outpaced growth in loans and investments.

Securities: Securities available for sale were $220.7 million at December 31, 2017 compared to $184.4 million at December 31, 2016. The balance at December 31, 2017 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $69.4 million at December 31, 2016 to $85.8 million at December 31, 2017.  Our held to maturity portfolio is comprised of state aid notes and locally sourced municipal and commercial bonds.  The commercial bond component of this category grew by $26.0 million in 2017.  These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $39.5 million to $1.32 billion at December 31, 2017 compared to $1.28 billion at December 31, 2016. During 2017, our commercial portfolio increased by $39.8 million, while our residential mortgage portfolio increased by $6.8 million and our consumer portfolio decreased by $7.2 million.

The volume of residential mortgage loans originated for sale in 2017 decreased significantly compared to 2016 due to the mortgage rate environment and our decision to hold more of our current production in portfolio. Residential mortgage loans originated for sale were $57.0 million in 2017 compared to $103.4 million in 2016 and $100.0 million in 2015.

We experienced year over year growth in commercial loan balances for the past three years, increasing $67.8 million in 2015,  $81.4 million in 2016 and $39.8 million in 2017.  We plan to continue measured, high quality loan portfolio growth in 2018.

Commercial and commercial real estate loans remained our largest loan segment and accounted for 76.3% of the total loan portfolio at December 31, 2017 and 75.5% at December 31, 2016. Residential mortgage and consumer loans comprised 23.7% of total loans at December 31, 2017 and 24.5% at December 31, 2016.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2017		December 31, 2016
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$11,888	0.9%	$11,970	0.9%
Unsecured to residential developers	2,332	0.2	4,734	0.4
Vacant and unimproved	39,752	3.1	40,286	3.1
Commercial development	1,103	---	378	---
Residential improved	90,467	6.9	75,348	5.9
Commercial improved	298,714	22.6	289,478	22.6
Manufacturing and industrial	97,679	7.4	95,787	7.5
Total commercial real estate	541,935	41.1	517,981	40.4
Commercial and industrial	465,208	35.2	449,342	35.1
Total commercial	1,007,143	76.3	967,323	75.5

Consumer
Residential mortgage	224,452	17.0	217,614	17.0
Unsecured	226	---	396	---
Home equity	82,157	6.2	88,113	6.9
Other secured	6,331	0.5	7,366	0.6
Total consumer	313,166	23.7	313,489	24.5
Total loans	$1,320,309	100.0%	$1,280,812	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 41.1% of the total loan portfolio at December 31, 2017 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans increased $24.0 million since December 31, 2016. Our commercial and industrial loan portfolio increased by $15.8 million to $541.9 million at December 31, 2017 and represented 35.2% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 17.0% of portfolio loans at December 31, 2017 and 17.0% at December 31, 2016.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value, adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during 2017 decreased signfiicantly from 2016 as interest rates continued to increase in 2017 and there was a shift in production to financing new home purchases versus refinancings.  In addition, we decided to hold more of our current production in portfolio in 2017.  During the year ended December 31, 2016, we settled claims on loans having an aggregate of $857,000 in principal amount for loans originated and sold during 2006 through 2008, realizing a nominal loss.  This settlement closed all potential claims related to loans sold to Countrywide Mortgage dating back to June 14, 1999.  As of December 31, 2017, the Company had no repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2017.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $6.9 million to $89.0 million at December 31, 2017 from $95.9 million at December 31, 2016 primarily due to a decrease in home equity loans.  Consumer loans comprised approximately 6.7% of our portfolio loans at December 31, 2017 and 7.5% at December 31, 2016.

The following table shows our loan origination activity for portfolio loans during 2017 and 2016, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Year ended December 31, 2017			Year ended December 31, 2016
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$12,938	3.0%	$863	$5,626	1.6%	$625
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	6,417	1.5	458	947	0.3	158
Commercial development	800	0.2	267	2,342	0.7	1,171
Residential improved	60,135	13.8	278	68,149	19.2	364
Commercial improved	87,319	20.0	1,164	45,176	12.7	1,189
Manufacturing and industrial	26,249	6.0	640	25,903	7.3	1,233
Total commercial real estate	193,858	44.5	533	148,143	41.8	563
Commercial and industrial	136,445	31.3	578	86,615	24.4	516
Total commercial	330,303	75.8	551	234,758	66.2	545

Consumer
Residential mortgage	57,919	13.3	234	75,847	21.4	226
Unsecured	---	---	---	14	---	7
Home equity	45,076	10.4	85	41,313	11.7	82
Other secured	2,412	0.5	16	2,464	0.7	16
Total consumer	105,407	24.2	113	119,638	33.8	96
Total loans	$435,710	100.0%	284	$354,396	100.0%	211

As noted previously, our total loans grew by less in 2017 as compared to 2016; however, the table above demonstrates that our loan origination activity in 2017 was considerably higher than in 2016.  Considering our loan origination momentum and our pipeline of commercial credits at December 31, 2017, we expect to achieve measured, high quality loan portfolio growth in 2018.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2017, nonperforming assets totaled $6.2 million compared to $12.6 million at December 31, 2016. Additions to other real estate owned in 2017 were $120,000, compared to $339,000 in 2016.  Based on the loans currently in their redemption period, we expect there to be few additions to other real estate owned in 2018.  Proceeds from sales of foreclosed properties were $7.0 million in 2017, resulting in a net realized gain on sale of $557,000.  Proceeds from sales of foreclosed properties were $5.3 million in 2016 resulting in a net realized gain on sale of $645,000.  As we sold our largest remaining foreclosed property in 2017, we expect the level of sales of foreclosed properties in 2018 to be much lower than the level experienced in 2017.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2017, nonperforming loans totaled $395,000, or 0.03% of total portfolio loans, compared to $300,000, or 0.02% of total portfolio loans, at December 31, 2016.

There were no nonperforming loans for development or sale of 1-4 family residential properties at December 31, 2017 or 2016.  The remaining balance of nonperforming loans at December 31, 2017 consisted of $385,000 of commercial real estate loans secured by various types of non-residential real estate, $4,000 of commercial and industrial loans, and $6,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $5.8 million at December 31, 2017 and $12.3 million at December 31, 2016. Of this balance at December 31, 2017, there were 17 commercial real estate properties totaling approximately $5.6 million. The remaining balance was comprised of 5 residential properties totaling approximately $169,000.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2017, our foreclosed asset portfolio had a weighted average age held in portfolio of 5.83 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2017 and 2016 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	December 31, 2017			December 31, 2016
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$60	---%	24.3%	$136	---%	20.3%
Residential Lot	109	46.9	73.1	438	30.1	48.0
Multi-Family	---	---	---	---	---	---
Vacant Land	1,345	56.1	60.5	3,096	47.2	58.3
Residential Development	2,167	30.0	71.8	2,570	36.2	74.2
Commercial Office	---	---	---	240	49.3	51.1
Commercial Industrial	---	---	---	---	---	---
Commercial Improved	2,086	6.7	8.0	5,773	48.7	51.2
	$5,767	33.4	58.3	$12,253	45.2	60.1

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans	$395	$300	$739	$8,292	$12,182
Loans 90 days or more delinquent and still accruing	---	---	17	134	153
Total nonperforming loans (NPLs)	395	300	756	8,426	12,335
Foreclosed assets	5,767	12,253	17,572	28,242	36,796
Repossessed assets	11	---	---	38	40
Total nonperforming assets (NPAs)	$6,173	$12,553	$18,328	$36,706	$49,171

NPLs to total loans	0.03%	0.02%	0.06%	0.75%	1.18%
NPAs to total assets	0.33%	0.73%	1.06%	2.32%	3.24%

The following table shows the breakout of our troubled debt restructurings (“TDRs”) between performing and nonperforming at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$13,420	$8,344	$21,764	$17,786	$12,051	$29,837
Nonperforming TDRs (1)	315	1	316	141	8	149
Total TDRs	$13,735	$8,345	$22,080	$17,927	$12,059	$29,986

(1)	Included in nonperforming asset table above

The following table further shows the composition of our TDRs over the past five years (dollars in thousands):

	December 31,
	2017	2016	2015	2014	2013
Commercial and industrial TDRs	$6,403	$5,994	$7,611	$9,085	$7,787
Commercial real estate TDRs	7,332	11,933	17,871	29,817	45,774
Consumer TDRs	8,345	12,059	13,570	14,495	14,531
Total TDRs	$22,080	$29,986	$39,052	$53,397	$68,092

We had a total of $22.1 million and $30.0 million of loans whose terms have been modified in TDRs as of December 31, 2017 and 2016, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

The allowance for loan losses at December 31, 2017 was $16.6 million, a decrease of $362,000, compared to $17.0 million at December 31, 2016.  The balance of the allowance for loan losses was 1.26% of total portfolio loans at December 31, 2017 compared to 1.32% of total portfolio loans at December 31, 2016. While this ratio decreased, the allowance for loan losses to nonperforming loan coverage ratio remained high at 4,203% at December 31, 2017 compared to 5,654% at December 31, 2016.

The following is a summary of our portfolio loan balances at the end of each period and the daily average balance of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and provisions for loan losses.

	December 31
(Dollars in thousands)	2017	2016	2015	2014	2013
Portfolio loans:
Average daily balance of loans for the year	$1,265,353	$1,218,901	$1,151,101	$1,048,496	$1,030,766
Amount of loans outstanding at end of period	1,320,309	1,280,812	1,197,932	1,118,483	1,042,377

Allowance for loan losses:
Balance at beginning of year	16,962	17,081	18,962	20,798	23,739
Provision for loan losses	(1,350)	(1,350)	(3,500)	(3,350)	(4,250)
Loans charged-off:
Real estate - construction	---	---	---	---	(55)
Real estate - mortgage	---	---	(218)	(133)	(1,010)
Commercial and industrial	(108)	---	(172)	(43)	(317)
Total Commercial	(108)	---	(390)	(176)	(1,382)
Residential mortgage	(19)	(10)	(158)	(9)	(433)
Consumer	(139)	(195)	(154)	(491)	(389)
	(266)	(205)	(702)	(676)	(2,204)
Recoveries:
Real estate - construction	333	426	699	869	1,568
Real estate - mortgage	488	664	565	510	573
Commercial and industrial	123	162	406	522	1,134
Total Commercial	944	1,252	1,670	1,901	3,275
Residential mortgage	66	33	415	142	65
Consumer	244	151	236	147	173
	1,254	1,436	2,321	2,190	3,513
Net (charge-offs) recoveries	988	1,231	1,619	1,514	1,309
Balance at end of year	$16,600	$16,962	$17,081	$18,962	$20,798

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.08)%	(0.10)%	(0.14)%	(0.13)%	0.08%
Allowance for loan losses to loans outstanding at year-end	1.26%	1.32%	1.70%	2.00%	2.26%
Allowance for loan losses to nonperforming loans at year-end	4,202.53%	5,654.00%	2,259.39%	225.04%	168.61%

The continued reduction in net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation as have the improvements in our credit quality metrics.

The table below shows the changes in these metrics over the past five years:

(Dollars in millions)	2017	2016	2015	2014	2013
Commercial loans	$1,007.1	$967.3	$886.0	$818.2	$746.4
Nonperforming loans	0.4	0.3	0.8	8.4	12.3
Other real estate owned and repo assets	5.8	12.3	17.6	28.3	36.8
Total nonperforming assets	6.2	12.6	18.3	36.7	49.2
Net charge-offs (recoveries)	(1.0)	(1.2)	(1.6)	(1.5)	(1.3)
Total delinquencies	1.0	1.4	1.4	2.8	5.5

Nonperforming loans have continually declined since 2013 to $395,000 at December 31, 2017. At December 31, 2017, we have had net loan recoveries in each of the past 12 quarters and for the past 5 consecutive years.  Perhaps even more importantly, our total delinquencies have continued to decrease, and were just $1.0 million at December 31, 2017.

These factors all provide for a reduction in our allowance for loan losses, and thus impact our provision for loan losses. The provision for loan losses was a negative $1.35 million for 2017 compared to a negative $1.35 million for 2016 and a negative $3.50 million for 2015.  The negative provision in each period was partially due to decreases in nonperforming loans and favorable net charge-off/recovery experience.  Also impacting the negative provision in 2015 was a $2.0 million reduction in a specific reserve on an impaired loan that was upgraded in the fourth quarter of 2015.  We had net recoveries in 2017 totaling $1.0 million compared to net recoveries of $1.23 million in 2016 and $1.62 million in 2015.  The ratio of net charge-offs / (recoveries) to average loans was (0.08)% for 2017, compared to (0.10)% for 2016 and (0.14)% for 2015.

We are encouraged by the reduced level of charge-offs over the past several years. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.

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

Impaired loans declined $7.6 million, or 26%, to $22.1 million at December 31, 2017 compared to $29.7 million at December 31, 2016.  This follows a decline of $9.1 million from December 31, 2015 to December 31, 2016.  The specific allowance for impaired loans declined $488,000 to $1.2 million, or 5.5% of total impaired loans, at December 31, 2017 compared to $1.7 million, or 5.7% of total impaired loans, at December 31, 2016.

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

The general allowance (referred to as “formula allowance”) allocated to commercial loans that were not considered to be impaired was based upon the internal risk grade of such loans.  We use a loan rating method based upon an eight point system. Loans are stratified between real estate secured and non-real estate secured.  The real estate secured portfolio is further stratified by the type of real estate.  Each stratified portfolio is assigned a loss allocation factor.  Generally, a worse grade assigned to a loan category results in a greater allocation percentage.  Changes in risk grade of loans affect the amount of the allowance allocation.

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2017 reflected net recoveries.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods.  We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance increased $299,000 to $12.4 million at December 31, 2017 compared to $12.1 million at December 31, 2016.  The general reserve increase was primarily due to commercial loan portfolio growth.   The qualitative component of our allowance allocated to commercial loans was $12.6 million at December 31, 2017 (up from $12.4 million at December 31, 2016).

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at December 31, 2017 compared to $3.1 million at December 31, 2016.  The decrease was related to a reduction in consumer loans past due and a reduction in the qualitative factor for economic conditions.

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

The qualitative factors assessed and used to adjust historical loss experience reflect our assessment of the impact of economic trends, delinquency and other problem loan trends, trends in valuations supporting underlying collateral, changes in loan portfolio concentrations, effect of changes in interest rates on loan collectability, competition and changes in internal credit administration practices have on probable losses inherent in our loan portfolio.  Qualitative adjustments are inherently subjective and there can be no assurance that these adjustments have properly identified probable losses in our loan portfolio.  More information regarding the subjectivity involved in determining the estimate of the allowance for loan losses may be found in this Item 7 of this report under the heading "Critical Accounting Policies and Estimates."

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

(Dollars in thousands)	December 31
	2017		2016		2015		2014		2013
	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Amount	% of Each Category to total Loans
Commercial and commercial real estate	$13,106	76%	$13,092	76%	$13,320	75%	$14,916	73%	$17,095	72%
Residential mortgage	2,508	17	2,646	17	2,557	17	2,689	17	2,368	18
Consumer	986	7	1,224	7	1,204	8	1,357	10	1,335	10
Total	$16,600	100%	$16,962	100%	$17,081	100%	$18,962	100%	$20,798	100%

The components of the allowance for loan losses were as follows:

	December 31,
(Dollars in thousands)	2017		2016
	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$10,091	$694	$15,253	$973
Impaired with no allowance recorded	3,643	---	2,675	---
Loss allocation factor on non-impaired loans	993,409	12,412	949,395	12,118
	1,007,143	13,106	967,323	13,091
Residential mortgage and consumer:
Reserves on troubled debt restructurings	8,345	514	11,726	723
Loss allocation factor	304,821	2,980	301,763	3,148
Total	$1,320,309	$16,600	$1,280,812	$16,962

With the exception of certain TDRs, impaired commercial loans at December 31, 2017 were classified as substandard or worse per our internal risk rating system.  $4.2 million of residential mortgage TDRs were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2017 and 2016 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

The decrease in the level of the allowance for 2017 was due to decreases in gross charge-offs from commercial loans, a reduction in the level of impaired loans and nonperforming loans, reduction in specific reserves allocated to impaired loans, an improvement in the loan grades and a reduction in qualitative factor allocations for commercial loans, which provided a lower allocation.  Our weighted average loan grade improved from 3.77 at December 31, 2015 to 3.73 at December 31, 2016 and 3.74 at December 31, 2017.  The increase of $19,000 in reserves on commercial loans for 2017 was due to a $280,000 decrease in specific reserves on impaired loans and a $299,000 increase in the loss allocation factor on non-impaired loans, due to growth in commercial loans at December 31, 2017.

The general allowance for residential real estate and consumer loans was $3.0 million at December 31, 2017, compared to $3.1 million at December 31, 2016.

Of the $16.6 million allowance at December 31, 2017, 7% related to specific allocations on impaired loans, 75% related to formula allowance on commercial loans and 18% related to general allocations for homogeneous loans.  Of the $17.0 million allowance at December 31, 2016, 10% related to specific allocations on impaired loans, 71% related to formula allowance on commercial loans and 19% related to general allocations for homogeneous loans.  Of the $15.4 million total formula based allowance for loan loss allocations at December 31, 2017, $16.4 million is from general/environmental allocations with a negative $1.0 million driven from historical experience.  Of the $15.2 million total formula based allowance for loan loss allocations at December 31, 2016, $15.7 million is from general/environmental allocations with a negative $505,000 driven from historical experience.    The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of this  report under the heading "Portfolio Loans and Asset Quality" above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2017, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown, may result in additional losses in 2018.

Premises and Equipment:  Premises and equipment totaled $46.6 million at December 31, 2017 compared to $50.0 million at December 31, 2016 as capital additions were offset by depreciation of current facilities during 2017.

Bank owned life insurance (BOLI):  The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value and totaled $40.2 million at December 31, 2017 compared to $39.3 million at December 31, 2016.

Deposits and Other Borrowings: Total deposits increased $130.3 million to $1.579 billion at December 31, 2017, as compared to $1.449 billion at December 31, 2016.  Noninterest checking account balances decreased $10.9 million in 2017.  Interest bearing demand account balances increased $68.2 million and savings and money market account balances increased $5.1 million in 2017.  After several years of declining balances, our certificates of deposits (primarily short-term) increased by $17.9 million in 2017.  We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 31% of total deposits at December 31, 2017 compared to 35% of total deposits at December 31, 2016.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 63% of total deposits at December 31, 2017 and 60% at December 31, 2016. Time accounts as a percentage of total deposits were 6% at December 31, 2017 and 5% at December 31, 2016.

Borrowed funds totaled $133.4 million at December 31, 2017 including $92.1 million in Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $125.4 million at December 31, 2016 including $84.2 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds increased by $7.9 million in 2017 due the addition of a $20 million FHLB advance in the fourth quarter of 2017, partially offset by an annual payment on an amortizing Federal Home Loan Bank advance and an early payoff of a $10 million FHLB advances in the second quarter of 2017.

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

CAPITAL RESOURCES

Total shareholders’ equity increased by $10.7 million from December 31, 2016 to December 31, 2017.  Shareholders’ equity was increased by $16.3 million of net income in 2017, partially offset by cash dividends of $6.1 million, or $0.18 per share.  Shareholders’ equity also increased by $193,000 in 2017 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2017, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Our regulatory capital ratios (on a consolidated basis) were stable in 2017 and ended among the highest year-end levels in the Company’s history.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past five years.

	December 31,
	2017	2016	2015	2014	2013
Total capital to risk weighted assets	15.0%	14.9%	14.8%	15.6%	15.7%
Common Equity Tier 1 to risk weighted assets	11.3	11.0	10.8	N/A	N/A
Tier 1 capital to risk weighted assets	13.9	13.7	13.6	14.3	14.4
Tier 1 capital to average assets	11.9	12.0	11.5	11.6	10.6

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

As discussed above, these actions as well as a consideration of our levels of cash, earnings, capital and prospects for sustained economic growth and improved performance allowed our Board of Directors to declare our first quarterly cash dividend to common shareholders in over five years beginning with the first quarter of 2014, and each subsequent quarter in 2014 through 2017.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

All of the $40.0 million of trust preferred securities outstanding at December 31, 2017 qualified as Tier 1 capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefined Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), created a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implemented a capital conservation buffer.  It also revised the prompt corrective action thresholds and made changes to risk weights for certain assets and off-balance-sheet exposures.  Banks were required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2017, we believe implementation of the new rule had no material impact on our capital needs.

Macatawa Bank:
The Bank was categorized as "well capitalized" at December 31, 2017 and 2016.  The following table shows the Bank’s regulatory capital ratios for the past five years.

	December 31,
	2017	2016	2015	2014	2013
Average equity to average assets	11.6%	11.5%	11.2%	11.6%	11.2%
Total capital to risk weighted assets	14.6	14.5	14.4	15.3	15.4
Common Equity Tier 1 to risk weighted assets	13.5	13.4	13.2	N/A	N/A
Tier 1 capital to risk weighted assets	13.5	13.4	13.2	14.0	14.2
Tier 1 capital to average assets	11.6	11.7	11.2	11.4	10.5

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

We maintain a non-core funding dependency ratio below our peer group average and have had no brokered deposits on our balance sheet since before December 2012.  At December 31, 2017, the Bank held $126.5 million of federal funds sold and other short-term investments as well as $213.2 million of unpledged securities available for sale.  In addition, the Bank’s available borrowing capacity from correspondent banks was approximately $310.6 million as of December 31, 2017.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

The table below summarizes our significant contractual obligations at December 31, 2017 (dollars in thousands):

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		62,875		26,246		2,510	---
Other borrowed funds		52,118		10,000		10,000	20,000
Operating lease obligations		241		370		---	---
Total		$115,234		$36,616		$12,510	$61,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2017, we had a total of $457.5 million in unused lines of credit, $111.7 million in unfunded loan commitments and $11.3 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2015, the Bank paid dividends to the Company totaling $5.1 million.  In the same period, the Company paid dividends to its shareholders totaling $3.7 million.  In 2016, the Bank paid dividends to the Company totaling $6.2 million.  In the same period, the Company paid dividends to its shareholders totaling $4.0 million.  In 2017, the Bank paid dividends to the Company totaling $7.9 million.  In the same period, the Company paid dividends to its shareholders totaling $6.1 million.  The Company retained the remaining balance in each period for general corporate purposes.  At December 31, 2017, the Bank had a retained earnings balance of $47.1 million.

During 2017, 2016,  and 2015, the Company received payments from the Bank totaling $5.5 million, $7.1 million and $3.2 million, respectively, representing the Bank’s intercompany tax liability for the 2017, 2016 and 2015 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at December 31, 2017 was $6.0 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2017.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2017, we had gross deferred tax assets of $5.2 million and gross deferred tax liabilities of $1.4 million resulting in a net deferred tax asset of $3.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  With the positive results in 2017, we concluded at December 31, 2017 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.  As such, in the fourth quarter of 2017 we revalued our deferred tax assets and liabilities using a 21% federal corporate income tax rate due to the enactment of “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, which was signed into law on December 22, 2017.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2017 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$239,116	(3.61)%	$60,594	3.64%
Interest rates up 100 basis points	244,548	(1.42)	59,507	1.78
No change	248,075	---	58,464	---
Interest rates down 100 basis points	240,866	(2.91)	56,417	(3.50)
Interest rates down 200 basis points	225,157	(9.24)	53,988	(7.66)

If interest rates were to increase, this analysis suggests that we are positioned for an increase in net interest income over the next twelve months.  If interest rates were to decrease, this analysis suggests that we are positioned for a decrease in net interest income over the next twelve months.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of operations and cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013)] issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2010.

Grand Rapids, Michigan
February 15, 2018

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(Dollars in thousands)

	2017	2016
ASSETS
Cash and due from banks	$34,945	$27,690
Federal funds sold and other short-term investments	126,522	62,129
Cash and cash equivalents	161,467	89,819
Securities available for sale, at fair value	220,720	184,433
Securities held to maturity (fair value 2017 - $86,452 and 2016 - $69,849)	85,827	69,378
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	1,208	2,181
Total loans	1,320,309	1,280,812
Allowance for loan losses	(16,600)	(16,962)
Net loans	1,303,709	1,263,850
Premises and equipment – net	46,629	50,026
Accrued interest receivable	4,680	4,092
Bank-owned life insurance	40,243	39,274
Other real estate owned - net	5,767	12,253
Net deferred tax asset	3,785	8,863
Other assets	4,639	5,286
Total assets	$1,890,232	$1,741,013

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$490,583	$501,478
Interest-bearing	1,088,427	947,246
Total deposits	1,579,010	1,448,724
Other borrowed funds	92,118	84,173
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	4,880	4,639
Total liabilities	1,717,246	1,578,774

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 33,972,977 and 33,940,788 shares issued and outstanding at December 31, 2017 and December 31, 2016	217,081	216,731
Retained deficit	(42,804)	(53,008)
Accumulated other comprehensive income (loss)	(1,291)	(1,484)
Total shareholders' equity	172,986	162,239
Total liabilities and shareholders' equity	$1,890,232	$1,741,013

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share data)

	2017	2016	2015
Interest income
Loans, including fees	$51,068	$47,400	$44,857
Securities
Taxable	2,869	2,322	2,065
Tax-exempt	2,244	1,819	1,557
FHLB Stock	491	491	472
Federal funds sold and other short-term investments	1,004	467	435
Total interest income	57,676	52,499	49,386
Interest expense
Deposits	2,612	1,771	2,210
Other borrowings	1,407	1,685	1,765
Long-term debt	1,713	1,503	1,331
Total interest expense	5,732	4,959	5,306
Net interest income	51,944	47,540	44,080
Provision for loan losses	(1,350)	(1,350)	(3,500)
Net interest income after provision for loan losses	53,294	48,890	47,580
Noninterest income
Service charges and fees	4,466	4,425	4,377
Net gains on mortgage loans	1,574	3,024	2,925
Trust fees	3,277	3,096	2,927
ATM and debit card fees	5,207	4,980	4,750
Gain on sales of securities	3	124	129
Bank owned life insurance ("BOLI") income	969	977	663
Other	1,923	2,448	2,022
Total noninterest income	17,419	19,074	17,793
Noninterest expense
Salaries and benefits	24,803	24,867	24,668
Occupancy of premises	3,864	3,789	3,714
Furniture and equipment	3,050	3,256	3,237
Legal and professional	812	863	833
Marketing and promotion	882	1,000	951
Data processing	2,759	2,787	2,483
FDIC assessment	539	778	1,137
Interchange and other card expense	1,306	1,286	1,151
Bond and D&O Insurance	471	527	584
Net (gains) losses on repossessed and foreclosed properties	(428)	318	1,651
Administration and disposition of problem assets	493	977	1,381
Other	5,137	5,334	5,163
Total noninterest expenses	43,688	45,782	46,953
Income before income tax	27,025	22,182	18,420
Income tax expense	10,733	6,231	5,626
Net income	$16,292	$15,951	$12,794
Basic earnings per common share	$0.48	$0.47	$0.38
Diluted earnings per common share	$0.48	$0.47	$0.38
Cash dividends per common share	$0.18	$0.12	$0.11

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015

Net income	$16,292	$15,951	$12,794

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	300	(2,694)	569
Tax effect	(105)	943	(199)
Net change in unrealized gains (losses) on securities available for sale, net of tax	195	(1,751)	370

Less: reclassification adjustments:
Reclassification for gains included in net income	3	124	129
Tax effect	(1)	(44)	(45)
Reclassification for gains included in net income, net of tax	2	80	84

Other comprehensive income (loss), net of tax	193	(1,831)	286
Comprehensive income	$16,485	$14,120	$13,080

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2015	$216,460	$(74,002)	$61	$142,519
Net income	---	12,794	---	12,794
Cash dividends at $0.11 per share	---	(3,702)	---	(3,702)
Repurchase of 29,676 shares for taxes withheld on vested restricted stock	(171)	---	---	(171)
Tax effect of vested stock awards	53	---	---	53
Net change in unrealized gain on securities available for sale, net of tax	---	---	286	286
Tax effect of expired common stock warrants	(280)	---	---	(280)
Stock compensation expense	478	---	---	478
Balance, December 31, 2015	$216,540	$(64,910)	$347	$151,977

Net income	---	15,951	---	15,951
Cash dividends at $0.12 per share	---	(4,049)	---	(4,049)
Repurchase of 30,350 shares for taxes withheld on vested restricted stock	(269)	---	---	(269)
Tax effect of vested stock awards	143	---	---	143
Net change in unrealized loss on securities available for sale, net of tax	---	---	(1,831)	(1,831)
Tax effect of expired common stock options	(219)	---	---	(219)
Stock compensation expense	536	---	---	536
Balance, December 31, 2016	$216,731	$(53,008)	$(1,484)	$162,239

Net income	---	16,292	---	16,292
Cash dividends at $0.18 per share	---	(6,088)	---	(6,088)
Repurchase of 18,529 shares for taxes withheld on vested restricted stock	(183)	---	---	(183)
Issuance of 8,000 shares for stock option exercise	68	---	---	68
Net change in unrealized loss on securities available for sale, net of tax	---	---	193	193
Stock compensation expense	465	---	---	465
Balance, December 31, 2017	$217,081	$(42,804)	$(1,291)	$172,986

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities
Net income	$16,292	$15,951	$12,794
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	2,285	2,805	2,969
Stock compensation expense	465	536	478
Tax effect of vested stock awards	---	143	53
Tax effect of expired common stock options and warrants	---	(219)	(280)
Provision for loan losses	(1,350)	(1,350)	(3,500)
Origination of loans for sale	(56,985)	(103,385)	(99,998)
Proceeds from sales of loans originated for sale	59,532	107,004	102,494
Net gains on mortgage loans	(1,574)	(3,024)	(2,925)
Gain on sales of securities	(3)	(124)	(129)
Write-down of other real estate	129	964	724
Net (gain) loss on sales of other real estate	(557)	(645)	926
Net loss on sale of premises and equipment	240	---	---
Deferred income tax expense	4,974	942	3,291
Change in accrued interest receivable and other assets	59	(1,585)	(1,323)
Earnings in bank-owned life insurance	(969)	(977)	(663)
Change in accrued expenses and other liabilities	241	(108)	(910)
Net cash from operating activities	22,779	16,928	14,001

Cash flows from investing activities
Loan originations and payments, net	(38,629)	(81,988)	(80,350)
Change in interest-bearing deposits in other financial institutions	---	20,000	---
Purchases of securities available for sale	(62,093)	(89,159)	(59,807)
Purchases of securities held to maturity	(42,547)	(33,702)	(36,547)
Purchase of bank-owned life insurance	---	(10,000)	---
Purchase of FHLB stock	---	---	(320)
Proceeds from:
Maturities and calls of securities	40,726	68,952	47,056
Sales of securities available for sale	5,807	11,729	20,625
Principal paydowns on securities	5,992	4,159	3,670
Sales of other real estate	7,034	5,339	11,540
Sales of premises and equipment	1,742	---	---
Death benefit from bank-owned life insurance	---	518	---
Additions to premises and equipment	(1,191)	(1,188)	(1,170)
Net cash from investing activities	(83,159)	(105,340)	(95,303)

Cash flows from financing activities
Change in deposits	130,286	13,212	129,187
Repayments and maturities of other borrowed funds	(32,055)	(21,996)	(1,938)
Proceeds from other borrowed funds	40,000	10,000	10,000
Proceeds from issuance of common stock	68	---	---
Cash paid related to tax impact of vested stock awards	---	(143)	(53)
Cash dividends paid	(6,088)	(4,049)	(3,702)
Repurchase of shares for taxes withheld on vested restricted stock	(183)	(269)	(171)
Net cash from financing activities	132,028	(3,245)	133,323
Net change in cash and cash equivalents	71,648	(91,657)	52,021
Cash and cash equivalents at beginning of period	89,819	181,476	129,455
Cash and cash equivalents at end of period	$161,467	$89,819	$181,476

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Supplemental cash flow information
Interest paid	$5,410	$4,950	$5,322
Income taxes paid	4,725	6,160	4,300
Supplemental noncash disclosures:
Transfers from loans to other real estate	120	339	2,520

See accompanying notes to consolidated financial statements

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 41% of total loans at December 31, 2017.  Commercial and industrial loans total 35%, while residential real estate and consumer loans make up the remaining 24%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2017, 2016 and 2015.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2017 and 2016, these loans had a net unrealized gain of $21,000 and $28,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2017, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations.

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
December 31, 2017 and 2016

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2017 and 2016.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had no acquired intangible assets at December 31, 2017 and 2016.

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  The Company had no impairment of long term assets in 2017 or 2016.

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

Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $5,000 and $51,000 at December 31, 2017 and 2016, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2017, the total notional amount of such agreements was $42.3 million and resulted in a derivative asset with a fair value of $197,000 which was included in other assets and a derivative liability of $197,000 which was included in other liabilities.  At December 31, 2016, the total notional amount of such agreements was $48.1 million and resulted in a derivative asset with a fair value of $494,000 which was included in other assets and a derivative liability of $494,000 which was included in other liabilities.

Income Taxes:  Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  In December 2017, a law was enacted which changed the corporate federal income tax rate from 35% to 21%, beginning January 1, 2018.  Accordingly, the Company’s deferred tax assets and liabilities were adjusted at December 31, 2017 using the 21% corporate federal income tax rate resulting in a $2.5 million reduction to earnings in 2017.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $6,084,000 and $5,610,000 at December 31, 2017 and 2016, respectively, was required to meet regulatory reserve and clearing requirements.

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
December 31, 2017 and 2016

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

Newly Issued Not Yet Effective Standards:  FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  This ASU will require the Company to change how it recognizes certain recurring revenue streams within trust and investment management fees and interchange income.  Certain fees are recognized annually or semi-annually and will need to be accrued monthly under the new standard.  The total annual revenue for such fees amounts to less than $60,000.  Financial disclosures relative to revenue will be expanded as a result of the ASU.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The ASU also requires public business entities to use exit price notation when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.   The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of this ASU by the Company is not expected to be material.

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

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company has selected a software vendor for applying this new ASU, will begin implementing the software in the spring of 2018 and is currently evaluating the impact of this new ASU on its consolidated financial statements.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
December 31, 2017
Available for Sale:
U.S. Treasury and federal agency securities	$103,309	$	---	$(1,345)	$101,964
U.S. Agency MBS and CMOs	23,797		7	(419)	23,385
Tax-exempt state and municipal bonds	41,684		519	(146)	42,057
Taxable state and municipal bonds	44,267		10	(542)	43,735
Corporate bonds and other debt securities	8,149		1	(41)	8,109
Other equity securities	1,500		---	(30)	1,470
	$222,706		$537	$(2,523)	$220,720
Held to Maturity
Tax-exempt state and municipal bonds	$85,827		$806	$(181)	$86,452

December 31, 2016
Available for Sale:
U.S. Treasury and federal agency securities	$85,582		$49	$(1,281)	$84,350
U. S. Agency MBS and CMOs	12,037		11	(231)	11,817
Tax-exempt state and municipal bonds	39,578		212	(603)	39,187
Taxable state and municipal bonds	34,255		65	(437)	33,883
Corporate bonds and other debt securities	13,765		16	(55)	13,726
Other equity securities	1,500		---	(30)	1,470
	$186,717		$353	$(2,637)	$184,433
Held to Maturity:
Tax-exempt state and municipal bonds	$69,378		$573	$(102)	$69,849

Proceeds from the sale of securities available for sale were $5.8 million, $11.7 million and $20.6 million, respectively, for the years ended December 31, 2017, 2016 and 2015, resulting in net gains on sale of $3,000, $124,000 and $129,000, respectively, as reported in the consolidated statements of income.  This resulted in reclassifications of $3,000 ($2,000 net of tax), $124,000 ($80,000 net of tax) and $129,000 ($84,000 net of tax), respectively, from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in years ended December 31, 2017, 2016 and 2015.

Contractual maturities of debt securities at December 31, 2017 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,255	$13,257	$19,180	$19,169
Due from one to five years	23,772	24,069	121,100	119,712
Due from five to ten years	16,408	16,799	57,358	57,209
Due after ten years	32,392	32,327	23,568	23,160
	$85,827	$86,452	$221,206	$219,250

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$50,614	$(439)	$43,787	$(876)	$94,401	$(1,315)
U.S. Agency MBS and CMOs	16,719	(249)	6,228	(170)	22,947	(419)
Tax-exempt state and municipal bonds	20,124	(243)	4,208	(82)	24,332	(325)
Taxable state and municipal bonds	30,331	(279)	9,781	(265)	40,112	(544)
Corporate bonds and other debt securities	8,021	(42)	2,250	(29)	10,271	(71)
Other equity securities	---	---	1,470	(30)	1,470	(30)
Total temporarily impaired	$125,809	$(1,252)	$67,724	$(1,452)	$193,533	$(2,704)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$59,129	$(1,271)	$3,053	$(10)	$62,182	$(1,281)
U.S. Agency MBS and CMOs	10,702	(231)	---	---	10,702	(231)
Tax-exempt state and municipal bonds	49,508	(698)	1,672	(7)	51,180	(705)
Taxable state and municipal bonds	22,633	(437)	---	---	22,633	(437)
Corporate bonds and other debt securities	5,745	(50)	500	(5)	6,245	(55)
Other equity securities	1,470	(30)	---	---	1,470	(30)
Total temporarily impaired	$149,187	$(2,717)	$5,225	$(22)	$154,412	$(2,739)

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2017, 2016 and 2015.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2017 and 2016.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Commercial and industrial	$465,208	$449,342

Commercial real estate:
Residential developed	11,888	11,970
Unsecured to residential developers	2,332	4,734
Vacant and unimproved	39,752	40,286
Commercial development	1,103	378
Residential improved	90,467	75,348
Commercial improved	298,714	289,478
Manufacturing and industrial	97,679	95,787
Total commercial real estate	541,935	517,981

Consumer
Residential mortgage	224,452	217,614
Unsecured	226	396
Home equity	82,234	88,113
Other secured	6,254	7,366
Total consumer	313,166	313,489

Total loans	1,320,309	1,280,812
Allowance for loan losses	(16,600)	(16,962)
	$1,303,709	$1,263,850

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,345	$6,703	$3,871	$43	$16,962
Charge-offs	(108)	---	(158)	---	(266)
Recoveries	123	821	310	---	1,254
Provision for loan losses	118	(934)	(529)	(5)	(1,350)
Ending Balance	$6,478	$6,590	$3,494	$38	$16,600

2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$4,826	$8,457	$3,761	$37	$17,081
Charge-offs	---	---	(205)	---	(205)
Recoveries	162	1,090	184	---	1,436
Provision for loan losses	1,357	(2,844)	131	6	(1,350)
Ending Balance	$6,345	$6,703	$3,871	$43	$16,962

2015	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,173	$8,690	$4,046	$53	$18,962
Charge-offs	(172)	(218)	(312)	---	(702)
Recoveries	406	1,264	651	---	2,321
Provision for loan losses	(1,581)	(1,279)	(624)	(16)	(3,500)
Ending Balance	$4,826	$8,457	$3,761	$37	$17,081

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$497	$197	$514	$	---	$1,208
Collectively evaluated for impairment	5,981	6,393	2,980		38	15,392
Total ending allowance balance	$6,478	$6,590	$3,494		$38	$16,600

Loans:
Individually reviewed for impairment	$6,402	$7,332	$8,345	$	---	$22,079
Collectively evaluated for impairment	458,806	534,603	304,821		---	1,298,230
Total ending loans balance	$465,208	$541,935	$313,166	$	---	$1,320,309

December 31, 2016	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$605	$368	$723	$	---	$1,696
Collectively evaluated for impairment	5,740	6,335	3,148		43	15,266
Total ending allowance balance	$6,345	$6,703	$3,871		$43	$16,962

Loans:
Individually reviewed for impairment	$5,994	$11,934	$11,726	$	---	$29,654
Collectively evaluated for impairment	443,348	506,047	301,763		---	1,251,158
Total ending loans balance	$449,342	$517,981	$313,489	$	---	$1,280,812

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017 (dollars in thousands):
December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,438	$3,438	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	190	190		---
Residential improved	15	15		---
Commercial improved	---	---		---
Manufacturing and industrial	---	---		---
	205	205		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$3,643	$3,643	$	---

With an allowance recorded:
Commercial and industrial	$2,964	$2,964		$497

Commercial real estate:
Residential developed	179	179		4
Unsecured to residential developers	---	---		---
Vacant and unimproved	126	126		3
Commercial development	---	---		---
Residential improved	1,715	1,715		69
Commercial improved	4,928	4,928		119
Manufacturing and industrial	179	179		2
	7,127	7,127		197
Consumer:
Residential mortgage	6,638	6,638		409
Unsecured	---	---		---
Home equity	1,707	1,707		105
Other secured	---	---		---
	8,345	8,345		514
Total with an allowance recorded	$18,436	$18,436		$1,208
Total	$22,079	$22,079		$1,208

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Average of impaired loans during the period:
Commercial and industrial	$5,505	$6,468	$7,296

Commercial real estate:
Residential developed	182	78	577
Unsecured to residential developers	---	---	---
Vacant and unimproved	287	422	1,231
Commercial development	189	191	195
Residential improved	2,732	5,273	6,425
Commercial improved	5,768	7,332	15,106
Manufacturing and industrial	230	235	1,944

Consumer	9,889	12,602	14,259

Interest income recognized during impairment:
Commercial and industrial	935	993	1,110
Commercial real estate	411	643	967
Consumer	390	444	497

Cash-basis interest income recognized
Commercial and industrial	931	992	1,066
Commercial real estate	414	647	970
Consumer	392	443	502

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016 (dollars in thousands):

December 31, 2017	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$4	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	190		---
Residential improved	89		---
Commercial improved	106		---
Manufacturing and industrial	---		---
	385		---
Consumer:
Residential mortgage	2		---
Unsecured	4		---
Home equity	---		---
Other secured	---		---
	6		---
Total	$395	$	---

December 31, 2016	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$36	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	49		---
Residential improved	6		---
Commercial improved	128		---
Manufacturing and industrial	---		---
	183		---
Consumer:
Residential mortgage	58		---
Unsecured	16		---
Home equity	7		---
Other secured	---		---
	81		---
Total	$300	$	---

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans (dollars in thousands):

December 31, 2017	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$290	$	---	$290	$464,918	$465,208

Commercial real estate:
Residential developed	---		---	---	11,888	11,888
Unsecured to residential developers	---		---	---	2,332	2,332
Vacant and unimproved	---		---	---	39,752	39,752
Commercial development	---		190	190	913	1,103
Residential improved	---		89	89	90,378	90,467
Commercial improved	125		---	125	298,589	298,714
Manufacturing and industrial	---		---	---	97,679	97,679
	125		279	404	541,531	541,935
Consumer:
Residential mortgage	215		---	215	224,237	224,452
Unsecured	10		---	10	216	226
Home equity	76		---	76	82,158	82,234
Other secured	---		---	---	6,254	6,254
	301		---	301	312,865	313,166
Total	$716		$279	$995	$1,319,314	$1,320,309

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 by class of loans (dollars in thousands):

December 31, 2016	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$425	$28	$453	$448,889	$449,342

Commercial real estate:
Residential developed	---	---	---	11,970	11,970
Unsecured to residential developers	---	---	---	4,734	4,734
Vacant and unimproved	---	---	---	40,286	40,286
Commercial development	---	49	49	329	378
Residential improved	74	5	79	75,269	75,348
Commercial improved	478	---	478	289,000	289,478
Manufacturing and industrial	---	---	---	95,787	95,787
	552	54	606	517,375	517,981
Consumer:
Residential mortgage	64	56	120	217,494	217,614
Unsecured	---	---	---	396	396
Home equity	187	---	187	87,926	88,113
Other secured	81	---	81	7,285	7,366
	332	56	388	313,101	313,489
Total	$1,309	$138	$1,447	$1,279,365	$1,280,812

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

The Company had allocated $1,208,000 and $1,696,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2017 and 2016, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding TDRs as of December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	19	$6,403	25	$5,994
Commercial real estate	33	7,332	49	11,933
Consumer	99	8,345	116	12,059
	151	$22,080	190	$29,986

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing TDRs as of December 31, 2017, 2016 and 2015. The table presents the amount of accruing TDRs that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017		2016		2015
Accruing TDR - nonaccrual at restructuring	$	---	$	---	$	---
Accruing TDR - accruing at restructuring		16,809		25,665		33,691
Accruing TDR - upgraded to accruing after six consecutive payments		4,955		4,172		4,784
		$21,764		$29,837		$38,475

The following tables present information regarding troubled debt restructurings executed during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017					2016					2015
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---	6	$745	$	---
Commercial real estate	1		1,018		---	1		56		---	3	301		---
Consumer	6		410		---	7		289		---	34	1,000		---
	7		$1,428	$	---	8		345	$	---	43	$2,046	$	---

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

Payment defaults on TDRs have been minimal and during the twelve months ended December 31, 2017, 2016 and 2015 the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

At year end, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

December 31, 2017		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$15,002	$137,774	$291,373	$15,170	$5,885	$4	$	---	$465,208

Commercial real estate:
Residential developed		---	---	48	11,068	772	---	---		---	11,888
Unsecured to residential developers		---	---	---	2,332	---	---	---		---	2,332
Vacant and unimproved		---	---	19,244	17,332	3,176	---	---		---	39,752
Commercial development		---	---	104	809	---	---	190		---	1,103
Residential improved		---	---	7,275	80,818	1,533	752	89		---	90,467
Commercial improved		---	1,398	64,043	228,888	3,353	926	106		---	298,714
Manufacturing & industrial		---	927	44,714	49,238	2,311	489	---		---	97,679
	$	---	$17,327	$273,202	$681,858	$26,315	$8,052	$389	$	---	$1,007,143

December 31, 2016		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$27,619	$118,243	$282,527	$14,610	$6,307	$36	$	---	$449,342

Commercial real estate:
Residential developed		---	---	2,328	8,786	856	---	---		---	11,970
Unsecured to residential developers		---	---	---	4,734	---	---	---		---	4,734
Vacant and unimproved		---	---	17,672	19,028	3,586	---	---		---	40,286
Commercial development		---	---	---	140	---	189	49		---	378
Residential improved		---	---	7,100	63,957	2,628	1,657	6		---	75,348
Commercial improved		---	2,433	66,259	210,449	9,084	1,125	128		---	289,478
Manufacturing & industrial		---	1,665	38,719	51,718	3,076	609	---		---	95,787
	$	---	$31,717	$250,321	$641,339	$33,840	$9,887	$219	$	---	$967,323

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 3 – LOANS (Continued)

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2017	2016
Not classified as impaired	$2,010	$2,608
Classified as impaired	6,431	7,498
Total commercial loans classified substandard or worse	$8,441	$10,106

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2017 and 2016 (dollars in thousands):

December 31, 2017	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$224,452	$226	$82,234	$6,254
Nonperforming	---	---	---	---
Total	$224,452	$226	$82,234	$6,254

December 31, 2016	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$217,558	$396	$88,113	$7,366
Nonperforming	56	---	---	---
Total	$217,614	$396	$88,113	$7,366

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2017	2016	2015
Beginning balance	$22,864	$28,377	$43,071
Additions, transfers from loans	120	339	2,520
Proceeds from sales of other real estate owned	(7,034)	(5,339)	(11,540)
Valuation allowance reversal upon sale	(7,367)	(1,158)	(4,748)
Gain (loss) on sales of other real estate owned	557	645	(926)
	9,140	22,864	28,377
Less: valuation allowance	(3,373)	(10,611)	(10,805)
Ending balance	$5,767	$12,253	$17,572

Activity in the valuation allowance was as follows (dollars in thousands):

	2017	2016	2015
Beginning balance	$10,611	$10,805	$14,829
Additions charged to expense	129	964	724
Reversals upon sale	(7,367)	(1,158)	(4,748)
Ending balance	$3,373	$10,611	$10,805

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 4 – OTHER REAL ESTATE OWNED (Continued)

At December 31, 2017, the balance of other real estate owned includes $59,500 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $0.

NOTE 5 – FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value include:

Level1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level2:
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level3:	Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Impaired Loans: Loans identified as impaired are measured using one of three methods: the loan’s observable market price, the fair value of collateral or the present value of expected future cash flows.  For each period presented, no impaired loans were measured using the loan’s observable market price.  If an impaired loan has had a charge-off or if the fair value of the collateral is less than the recorded investment in the loan, we establish a specific reserve and report the loan as nonrecurring Level 3.  The fair value of collateral of impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
U.S. Treasury and federal agency securities	$101,964	$	---	$101,964	$	---
U.S. Agency MBS and CMOs	23,385		---	23,385		---
Tax-exempt state and municipal bonds	42,057		---	42,057		---
Taxable state and municipal bonds	43,735		---	43,735		---
Corporate bonds and other debt securities	8,109		---	8,109		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	1,208		---	1,208		---
Interest rate swaps	197		---	---		197
Interest rate swaps	(197)		---	---		(197)

December 31, 2016
U.S. Treasury and federal agency securities	$84,350	$	---	$84,350	$	---
U.S. Agency MBS and CMOs	11,817		---	11,817		---
Tax-exempt state and municipal bonds	13,187		---	13,187		---
Taxable state and municipal bonds	33,883		---	33,883		---
Corporate bonds and other debt securities	13,726		---	13,726		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	2,181		---	2,181		---
Interest rate swaps	494		---	---		494
Interest rate swaps	(494)		---	---		(494)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2017
Impaired loans	$2,278	$	---	$	---	$2,278
Other real estate owned	3,658		---		---	3,658

December 31, 2016
Impaired loans	$3,436	$	---	$	---	$3,436
Other real estate owned	9,542		---		---	9,542

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2017
Impaired Loans	$2,278	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	3,658	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 22.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2016
Impaired Loans	$3,436	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 35.0
		Income approach	Capitalization rate	9.5 to 11.5

Other real estate owned	9,542	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 32.5
		Income approach	Capitalization rate	9.5 to 11.5

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

	Level in Fair Value Hierarchy	2017		2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$34,945	$34,945	$27,690	$27,690
Cash equivalents	Level 2	126,522	126,522	62,129	62,129
Securities held to maturity	Level 3	85,827	86,452	69,378	69,849
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,301,431	1,296,633	1,260,414	1,247,842
Bank owned life insurance	Level 3	40,243	40,243	39,274	39,274
Accrued interest receivable	Level 2	4,680	4,680	4,092	4,092

Financial liabilities
Deposits	Level 2	(1,579,010)	(1,579,016)	(1,448,724)	(1,448,692)
Other borrowed funds	Level 2	(92,118)	(91,313)	(84,173)	(84,051)
Long-term debt	Level 2	(41,238)	(36,546)	(41,238)	(36,112)
Accrued interest payable	Level 2	(604)	(604)	(282)	(282)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

NOTE 6 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2017	2016
Land	$16,384	$18,227
Building	43,625	43,600
Leasehold improvements	782	779
Furniture and equipment	21,680	20,576
Construction in progress	243	358
	82,714	83,540
Less accumulated depreciation	(36,085)	(33,514)
	$46,629	$50,026

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 6 – PREMISES AND EQUIPMENT – NET (Continued)

Depreciation expense was $2,606,000, $2,618,000 and $2,608,000 for 2017, 2016 and 2015, respectively.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $410,000, $398,000 and $417,000 for 2017, 2016 and 2015, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2017 is as follows (dollars in thousands):

2018	$241
2019	238
2020	132
2021	---
2022	---
Thereafter	---
$611

NOTE 7 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2017	2016
Noninterest-bearing demand	$490,583	$501,478
Interest bearing demand	408,865	340,715
Savings and money market accounts	587,931	532,853
Certificates of deposit	91,631	73,678
	$1,579,010	$1,448,724

The following table depicts the maturity distribution of certificates of deposit at December 31, 2017 (dollars in thousands):

2018	$62,875
2019	19,769
2020	6,477
2021	1,604
2022	906
Thereafter	---
$91,631

Time deposits that exceed the FDIC insurance limit of $250,000 at year end 2017 and 2016 were approximately $25.0 million and $17.4 million, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2017
Single maturity fixed rate advances	$70,000	February 2018 to April 2021	1.59%
Amortizable mortgage advances	2,118	March 2018 to July 2018	3.78%
Putable Advances	20,000	November 2024	1.81%
	$92,118

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2016
Single maturity fixed rate advances	$80,000	February 2018 to April 2021	1.60%
Amortizable mortgage advances	4,173	March 2018 to July 2018	3.78%
	$84,173

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $493.2 million and $425.0 million under a blanket lien arrangement at December 31, 2017 and 2016, respectively.

Scheduled repayments of FHLB advances as of December 31, 2017 were as follows (in thousands):

2018	$52,118
2019	10,000
2020	---
2021	10,000
2022	---
Thereafter	20,000
$92,118

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2017 and 2016, and the Company had approximately $11.0 million and $18.1 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $13.2 million and $20.7 million at December 31, 2017 and 2016, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance.  During any deferral period, the Company may not declare or pay any dividends on the Company’s common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures.  The Company also has the option to redeem and prepay both the TRUPs and the Debentures.  At December 31, 2017, the Company does not have any intention to redeem or prepay either of the TRUPs or Debentures.

At December 31, 2017 and 2016, Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2017 and 2016, approximately $40.0 million of the Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2017	2016
Beginning balance	$24,333	$17,351
New loans and renewals	31,560	13,223
Repayments and renewals	(27,355)	(12,648)
Effect of changes in related parties	---	6,407
Ending balance	$28,538	$24,333

Deposits from principal officers, directors, and their affiliates at December 31, 2017 and 2016 were $125.8 million and $92.9 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company’s directors.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  Terms were at market rates and the total notional amount of the agreement was $15.9 million and $16.8 million at December 31, 2017 and 2016, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 11 – STOCK-BASED COMPENSATION

The Company has stock-based compensation plans for its employees (the Employees’ Plans) and directors (the Directors’ Plans).  The Employees’ Plans permit the grant of stock options or the issuance of restricted stock for up to 1,917,210 shares of common stock.  The Directors’ Plans permit the grant of stock options or the issuance of restricted stock for up to 473,278 shares of common stock.  No additional issuances of stock options or restricted stock are permitted under these plans.

On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock  awards to employees and directors. There were 1,322,092 shares under the “2015 Plan” available for future issuance as of December 31, 2017.  The Company issues new shares under the 2015 Plan from its authorized but unissued shares.

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

There were no options granted during 2017, 2016 and 2015.  A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	53,000	$8.57	---	---
Exercised	(8,000)	8.57	---	---
Expired	---	---	---	---
Outstanding at December 31, 2017	45,000	$8.57	0.05	$64,350

Exercisable at December 31, 2017	45,000	$8.57	0.05	$64,350

Information related to stock options during each year follows (dollars in thousands):

	2017		2016		2015
Intrinsic value of options exercised	$	---	$	---	$	---
Cash received from option exercises		68		---		---
Tax benefit realized from option exercises		8		---		---

There was no compensation cost for stock options in 2017, 2016 and 2015.

As of December 31, 2017, there was no unrecognized cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2017	132,548	$6.88	$1,325,480
Granted	49,770	9.87	497,700
Vested	(70,215)	6.26	702,150
Forfeited	(7,055)	6.60	70,550
Outstanding at December 31, 2017	105,048	$8.73	$1,050,480

Compensation cost related to restricted stock awards totaled $465,000, $536,000 and $478,000 for 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $844,000 of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.47 years.  The total grant date fair value of restricted stock awards vested during 2017 was $440,000.  The total grant date fair value of restricted stock awards vested during 2016 was $588,000.  The total grant date fair value of restricted stock awards vested during 2015 was $471,000.

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Beginning January 1, 2013, the Company’s contribution was set using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $684,000, $673,000 and $665,000 for 2017, 2016 and 2015, respectively.

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
December 31, 2017 and 2016

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2017	2016	2015
Net income available to common shares	$16,292	$15,951	$12,794

Weighted average shares outstanding, including participating stock awards - Basic	33,946,520	33,922,548	33,872,814

Dilutive potential common shares:
Stock options	6,352	---	---
Stock warrants	---	---	---
Weighted average shares outstanding - Diluted	33,952,872	33,922,548	33,872,814
Basic earnings per common share	$0.48	$0.47	$0.38
Diluted earnings per common share	$0.48	$0.47	$0.38

Stock options for 53,000 and 102,299 shares of common stock were not considered in computing diluted earnings per share for 2016 and 2015, respectively, because they were antidilutive.   There were no antidilutive stock options for 2017.

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2017	2016	2015
Current	$5,759	$5,289	$2,335
Deferred	2,450	942	3,291
Effect of change in enacted federal income tax rate on deferred items	2,524	---	---
	$10,733	$6,231	$5,626

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2017	2016	2015
Statutory rate	35%	35%	35%
Statutory rate applied to income before taxes	$9,459	$7,764	$6,447
Adjust for:
Tax-exempt interest income	(762)	(620)	(529)
Bank-owned life insurance	(339)	(342)	(232)
Tax return credits and other adjustments	(5)	(513)	---
Effect of change in enacted federal income tax rate on deferred items	2,524	---	---
Other, net	(144)	(58)	(60)
	$10,733	$6,231	$5,626

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.    No valuation allowance was necessary at December 31, 2017, 2016 or 2015.

Legislation H.R. 1, formerly known as “Tax Cuts and Jobs Act” (the Tax Reform Act”) was enacted on December 22, 2017.  The Tax Reform Act reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions.  Accounting guidance requires the Company to remeasure its deferred tax assets and deferred tax liabilities on the date of enactment using the new enacted tax rate of 21%.  The Company has recorded additional expense of $2.5 million to reflect changes that resulted from the enactment of the Tax Reform Act.

Concurrent with the enactment of the Tax Reform Act, the SEC staff issued SAB 118, which allows companies to recognize the cumulative impact of the income tax effects triggered by the enactment of the new law over a period of up to 12 months in the reporting period in which the adjustment is identified. The Company will apply SAB 118 and continue to refine the measurement of its net deferred tax balance on December 22, 2017 during the preparation of its 2017 tax return as additional guidance and information becomes available.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2017	2016
Deferred tax assets
Allowance for loan losses	$3,486	$5,937
Nonaccrual loan interest	346	718
Valuation allowance on other real estate owned	708	3,714
Unrealized loss on securities available for sale	417	799
Other	229	176
Gross deferred tax assets	5,186	11,344
Valuation allowance	---	---
Total net deferred tax assets	5,186	11,344

Deferred tax liabilities
Depreciation	(977)	(1,705)
Prepaid expenses	(183)	(399)
Unrealized gain on securities available for sale	---	---
Other	(241)	(377)
Gross deferred tax liabilities	(1,401)	(2,481)
Net deferred tax asset	$3,785	$8,863

There were no unrecognized tax benefits at December 31, 2017 or 2016 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2013.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at year-end (dollars in thousands):

	2017	2016
Commitments to make loans	$111,681	$90,293
Letters of credit	11,317	13,823
Unused lines of credit	457,485	437,435

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $5.8 million and $19.8 million at December 31, 2017 and 2016, respectively.

At year-end 2017 approximately 37.5% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to the prime rate.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of December 31, 2017, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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
December 31, 2017 and 2016

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

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
CET1 capital (to risk weighted assets)
Consolidated	$174,258	11.3%	$69,326	4.5%	$88,583	5.8%	N/A	N/A
Bank	208,356	13.5	69,257	4.5	88,495	5.8	$100,038	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	214,258	13.9	92,435	6.0	111,692	7.3	N/A	N/A
Bank	208,356	13.5	92,343	6.0	111,581	7.3	123,124	8.0
Total capital (to risk weighted assets)
Consolidated	230,858	15.0	123,246	8.0	142,504	9.3	N/A	N/A
Bank	224,956	14.6	123,124	8.0	142,362	9.3	153,905	10.0
Tier 1 capital (to average assets)
Consolidated	214,258	11.9	72,138	4.0	N/A	N/A	N/A	N/A
Bank	208,356	11.6	72,076	4.0	N/A	N/A	90,095	5.0

December 31, 2016
CET1 capital (to risk weighted assets)
Consolidated	$163,663	11.0%	$66,743	4.5%	$76,013	5.1%	N/A	N/A
Bank	197,972	13.4	66,737	4.5	76,006	5.1	$96,398	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	203,663	13.7	88,991	6.0	98,261	6.6	N/A	N/A
Bank	197,972	13.4	88,983	6.0	98,252	6.6	118,644	8.0
Total capital (to risk weighted assets)
Consolidated	220,625	14.9	118,655	8.0	127,925	8.6	N/A	N/A
Bank	214,934	14.5	118,644	8.0	127,913	8.6	148,305	10.0
Tier 1 capital (to average assets)
Consolidated	203,663	12.0	67,810	4.0	N/A	N/A	N/A	N/A
Bank	197,972	11.7	67,742	4.0	N/A	N/A	84,677	5.0

Approximately $40.0 million of trust preferred securities outstanding at December 31, 2017 and 2016, respectively, qualified as Tier 1 capital.

The Bank was categorized as "well capitalized" at December 31, 2017 and 2016.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2017	2016
ASSETS
Cash and cash equivalents	$5,972	$5,542
Investment in Bank subsidiary	207,084	196,548
Investment in other subsidiaries	1,459	1,471
Other assets	73	134
Total assets	$214,588	$203,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt	41,238	41,238
Other liabilities	364	218
Total liabilities	41,602	41,456
Total shareholders' equity	172,986	162,239
Total liabilities and shareholders' equity	$214,588	$203,695

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2017	2016	2015
INCOME
Dividends from subsidiaries	$7,918	$6,238	$5,160
Other	---	---	---
Total income	7,918	6,238	5,160
EXPENSE
Interest expense	1,713	1,503	1,331
Other expense	655	665	592
Total expense	2,368	2,168	1,923
Income before income tax and equity in undistributed earnings of subsidiaries	5,550	4,070	3,237
Equity in undistributed earnings of subsidiaries	9,921	11,128	8,893
Income before income tax	15,471	15,198	12,130
Income tax benefit	(821)	(753)	(664)
Net income	$16,292	$15,951	$12,794
Comprehensive income	$16,485	$14,120	$13,080

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2017	2016	2015
Cash flows from operating activities
Net income	$16,292	$15,951	$12,794
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(9,921)	(11,128)	(8,893)
Stock compensation expense	55	33	18
Change in other assets	61	148	2,237
Change in other liabilities	146	38	(9)
Net cash from operating activities	6,633	5,042	6,147
Cash flows from investing activities
Investment in subsidiaries	---	---	---
Net cash from investing activities	---	---	---
Cash flows from financing activities
Proceeds from issuance of common stock	68	---	---
Cash dividends paid	(6,088)	(4,049)	(3,702)
Common stock issuance costs	---	---	---
Repurchases of shares	(183)	(269)	(171)
Net cash from financing activities	(6,203)	(4,318)	(3,873)
Net change in cash and cash equivalents	430	724	2,274
Cash and cash equivalents at beginning of year	5,542	4,818	2,544
Cash and cash equivalents at end of year	$5,972	$5,542	$4,818

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2017
First quarter	$13,848	$12,583	$(500)	$4,460	$0.13	$0.13
Second quarter	14,042	12,705	(500)	4,762	0.14	0.14
Third quarter	14,626	13,138	(350)	4,876	0.15	0.15
Fourth quarter	15,160	13,517	---	2,194	0.06	0.06

2016
First quarter	$13,008	$11,738	$(100)	$3,495	$0.10	$0.10
Second quarter	12,873	11,608	(750)	3,745	0.11	0.11
Third quarter	13,122	11,902	(250)	4,603	0.14	0.14
Fourth quarter	13,496	12,292	(250)	4,108	0.12	0.12

Net  income for the fourth quarter of 2017 included $2.5 million in federal income tax expense to revalue net deferred tax assets under the newly enacted federal income tax rate.  Net income for the first quarter of 2016 was positively impacted by the distribution of $290,000 in net benefits from bank owned life insurance due to the death of a former employee.  Net income for the third quarter of 2016 was positively impacted by $513,000 due to the realization of certain tax credits and other adjustments from the Company’s 2015 federal income tax return which was filed during the quarter.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2017.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on those criteria.

BDO USA, LLP, an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Macatawa Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Grand Rapids, Michigan
February 15, 2018

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings "The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance – Code of Ethics" and "Shareholder Proposals" in our definitive Proxy Statement relating to our May 8, 2018 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading "Executive Compensation" in our definitive Proxy Statement relating to our May 8, 2018 Annual Meeting of Shareholders is here incorporated by reference.

2
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading "Ownership of Macatawa Stock" in our definitive Proxy Statement relating to our May 8, 2018 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2017.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	45,000	$8.57	1,322,092
Equity compensation plans not approved by security holders	0	N/A	0
Total	45,000	$8.57	1,322,092

(1)
Consists of the Macatawa Bank Corporation 2006 Stock Compensation Plan and the Macatawa Bank Corporation Stock Incentive Plan of 2015.  Stock options may no longer be issued under the the Macatawa Bank Corporation 2006 Stock Compensation Plan.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (1,322,092 shares) represents shares that may be issued other than upon the exercise of an option, warrant or right.  Each plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings "Transactions with Related Persons" and "The Board of Directors – Board Committees" in our definitive Proxy Statement relating to our May 8, 2018 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings "Independent Auditors – Fees and – Audit Committee Approval Policies" in our definitive Proxy Statement relating to our May 8, 2018 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015 Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

10.2*
Macatawa Bank Corporation Stock Incentive Plan of 2016.  Previously filed with the Commission on March 20, 2015 in Macatawa Bank Corporation’s 2015 Definitive Proxy Statement on Form DEF 14A.  Here incorporated by reference.

10.3*
Change in control agreements between Macatawa Bank Corporation and its Chief Executive Officer, its Chief Operating Officer, and its Chief Financial Officer.  Previously filed with the Commission on Form 8-K on June 22, 2015, Exhibits 10.1 and 10.2, and on Form 8-K on February 1, 2017, Exhibit 10.1.  Here incorporated by reference.

10.4*
Form of Indemnity Agreement between Macatawa Bank Corporation and certain of its directors.  Previously filed with the Commission on February 18, 2016 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, Exhibit 10.10.  Here incorporated by reference.

10.5*
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

ITEM 16:	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 15, 2018.

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

Signature

*/s/ Richard L. Postma	February 15, 2018
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 15, 2018
Ronald L. Haan, Chief Executive Officer

*/s/ Mark J. Bugge	February 15, 2018
Mark J. Bugge, Director

*/s/ Thomas J. Wesholski	February 15, 2018
Thomas J. Wesholski, Director

*/s/ Douglas B. Padnos	February 15, 2018
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	February 15, 2018
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	February 15, 2018
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 15, 2018
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 15, 2018
Robert L. Herr, Director

*/s/ Thomas P. Rosenbach	February 15, 2018
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact