Form 10-Q
period 2018-03-31
MACATAWA BANK CORP
filed 2018-04-26
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,017,525 shares of the Company's Common Stock (no par value) were outstanding as of April 26, 2018.

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

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	52

	Item 4.
	Controls and Procedures	54

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 6.
	Exhibits	55

Signatures		56

Index
Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2018 (unaudited) and December 31, 2017
(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$26,954	$34,945
Federal funds sold and other short-term investments	103,898	126,522
Cash and cash equivalents	130,852	161,467
Debt securities available for sale, at fair value	214,269	220,720
Debt securities held to maturity (fair value 2018 - $90,536 and 2017 - $86,452)	90,513	85,827
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	---	1,208
Total loans	1,325,545	1,320,309
Allowance for loan losses	(16,675)	(16,600)
Net loans	1,308,870	1,303,709
Premises and equipment – net	46,110	46,629
Accrued interest receivable	5,200	4,680
Bank-owned life insurance	40,494	40,243
Other real estate owned - net	5,223	5,767
Net deferred tax asset	3,982	3,785
Other assets	6,709	4,639
Total assets	$1,863,780	$1,890,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$453,993	$490,583
Interest-bearing	1,106,879	1,088,427
Total deposits	1,560,872	1,579,010
Other borrowed funds	80,667	92,118
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	5,627	4,880
Total liabilities	1,688,404	1,717,246

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,017,525 and 33,972,977 shares issued and outstanding at March 31, 2018 and December 31, 2017	217,573	217,081
Retained deficit	(38,836)	(42,526)
Accumulated other comprehensive income (loss)	(3,361)	(1,569)
Total shareholders' equity	175,376	172,986
Total liabilities and shareholders' equity	$1,863,780	$1,890,232

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three month periods ended March 31, 2018 and 2017
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest income
Loans, including fees	$13,710	$12,455
Securities
Taxable	868	639
Tax-exempt	876	538
FHLB Stock	197	124
Federal funds sold and other short-term investments	368	92
Total interest income	16,019	13,848
Interest expense
Deposits	994	481
Other borrowings	369	382
Long-term debt	474	402
Total interest expense	1,837	1,265
Net interest income	14,182	12,583
Provision for loan losses	(100)	(500)
Net interest income after provision for loan losses	14,282	13,083
Noninterest income
Service charges and fees	1,049	1,060
Net gains on mortgage loans	141	428
Trust fees	925	778
ATM and debit card fees	1,278	1,201
Gain on sales of securities	---	3
Bank owned life insurance ("BOLI") income	238	238
Other	501	523
Total noninterest income	4,132	4,231
Noninterest expense
Salaries and benefits	6,194	5,999
Occupancy of premises	1,072	1,026
Furniture and equipment	805	732
Legal and professional	202	225
Marketing and promotion	229	227
Data processing	695	682
FDIC assessment	132	136
Interchange and other card expense	332	313
Bond and D&O Insurance	110	117
Net (gains) losses on repossessed and foreclosed properties	406	(85)
Administration and disposition of problem assets	55	180
Other	1,202	1,336
Total noninterest expenses	11,434	10,888
Income before income tax	6,980	6,426
Income tax expense	1,225	1,966
Net income	$5,755	$4,460
Basic earnings per common share	$0.17	$0.13
Diluted earnings per common share	$0.17	$0.13
Cash dividends per common share	$0.06	$0.04

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month periods ended March 31, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net income	$5,755	$4,460

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	(2,299)	1,063
Tax effect	483	(372)
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(1,816)	691

Less: reclassification adjustments:
Reclassification for gains included in net income	---	3
Tax effect	---	(1)
Reclassification for gains included in net income, net of tax	---	2

Other comprehensive income (loss), net of tax	(1,816)	689
Comprehensive income	$3,939	$5,149

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three month periods ended March 31, 2018 and 2017
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2017	$216,731	$(53,008)	$(1,484)	$162,239
Net income for the three months ended March 31, 2017	---	4,460	---	4,460
Cash dividends at $.04 per share	---	(1,357)	---	(1,357)
Net change in unrealized loss on securities available for sale, net of tax	---	---	689	689
Stock compensation expense	114	---	---	114
Balance, March 31, 2017	$216,845	$(49,905)	$(795)	$166,145

Balance, January 1, 2018, as reported	$217,081	$(42,804)	$(1,291)	$172,986
Cumulative effect adjustment upon adoption of ASU 2018-02	---	278	(278)	---
Balance, January 1, 2018, adjusted	$217,081	$(42,526)	$(1,569)	$172,986
Reclassification for equity securities upon adoption of ASU 2016-01	---	(24)	24	---
Net income for the three months ended March 31, 2018	---	5,755	---	5,755
Cash dividends at $.06 per share	---	(2,041)	---	(2,041)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	---	---	(5)
Issuance of 45,000 shares for stock option exercise	386	---	---	386
Net change in unrealized loss on debt securities available for sale, net of tax	---	---	(1,816)	(1,816)
Stock compensation expense	111	---	---	111
Balance, March 31, 2018	$217,573	$(38,836)	$(3,361)	$175,376

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities
Net income	$5,755	$4,460
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	534	537
Stock compensation expense	111	114
Provision for loan losses	(100)	(500)
Origination of loans for sale	(5,140)	(16,960)
Proceeds from sales of loans originated for sale	6,489	16,802
Net gains on mortgage loans	(141)	(428)
Gain on sales of securities	---	(3)
Write-down of other real estate	280	64
Net gain (loss) on sales of other real estate	126	(149)
Deferred income tax expense	285	162
Change in accrued interest receivable and other assets	(1,120)	869
Earnings in bank-owned life insurance	(238)	(238)
Change in accrued expenses and other liabilities	747	664
Net cash from operating activities	7,588	5,394

Cash flows from investing activities
Loan originations and payments, net	(5,354)	14,862
Purchases of securities available for sale	(8,502)	(8,867)
Purchases of securities held to maturity	(5,305)	---
Proceeds from:
Maturities and calls of securities	10,158	6,457
Sales of securities available for sale	---	3,440
Principal paydowns on securities	1,760	1,109
Sales of other real estate	431	320
Additions to premises and equipment	(142)	(462)
Net cash from investing activities	(6,954)	16,859

Cash flows from financing activities
Change in deposits	(18,138)	(15,578)
Repayments and maturities of other borrowed funds	(11,451)	(1,388)
Proceeds from other borrowed funds	---	20,000
Proceeds from exercise of stock options	386	---
Repurchase of shares for taxes withheld on vested restricted stock	(5)	---
Cash dividends paid	(2,041)	(1,357)
Net cash from financing activities	(31,249)	1,677
Net change in cash and cash equivalents	(30,615)	23,930
Cash and cash equivalents at beginning of period	161,467	89,819
Cash and cash equivalents at end of period	$130,852	$113,749

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three month periods ended March 31, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Supplemental cash flow information
Interest paid	$1,828	$1,272
Income taxes paid	---	---
Supplemental noncash disclosures:
Transfers from loans to other real estate	293	56
Security settlement	---	236

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

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2018, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

The Company recognizes a tax position as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and penalties related to income tax matters in income tax expense.

During the first quarter of 2018, the Company adopted ASU 2018-02, allowing for the reclassification of the income tax effects of the revaluation the deferred tax impact on accumulated other comprehensive income due to the enactment of tax reform at the end of 2017.  The Company’s only component of accumulated other comprehensive income is the fair value adjustment for securities available for sale.  Upon adoption of this ASU, a transfer was made from AOCI to retained earnings in the amount of  $278,000.

Revenue Recognition:  The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.  The Company’s primary source of revenue is interest income from the Bank’s loans and investment securities.  The Company also earns noninterest revenue from various banking services offered by the Bank.

Interest Income: The Company’s largest source of revenue is interest income which is primarily recognized on an accrual basis based on contractual terms written into loans and investment contracts.

Noninterest Revenue:  The Company derives the majority of its noninterest revenue from: (1) service charges for deposit related services, (2) gains related to mortgage loan sales, (3) trust fees and (4) debit and credit card interchange income.  Most of these services are transaction based and revenue is recognized as the related service is provided.

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has five freestanding interest rate swaps, each of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2018 and December 31, 2017, the total notional amount of such agreements was $53.9 million and $42.3 million and resulted in a derivative asset with a fair value of $60,000 and $197,000, respectively, which were included in other assets and a derivative liability of $60,000 and $197,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:  FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The ASU also requires public business entities to use exit price notation when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.   The new standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of this ASU by the Company was not material, but did result in a reclassification of an equity investment from securities available for sale to other assets with its related market value changes reflected in earnings for the three months ended March 31, 2018.  In addition, the fair value disclosures for financial instruments in Note 5 are computed using an exit price notion as required by the ASU.

FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  Adoption of this ASU effective January 1, 2018 did not materially affect the financial results of the Company.  Additional disclosure has been added to Note 1 disclosing the composition of the Company’s noninterest revenue.

FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force).  This ASU addresses concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  In particular, this ASU addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods.  The impact of adoption of this ASU by the Company on January 1, 2018 was not material.

FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU allows a company to make a one-time reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act, which was enacted at the end of 2017.  ASU 2018-02 is effective for all entities with periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued.  The amendments in ASU 2018-02 are to be applied either in the period of adoption, or retrospectively to each period in which the effect of the change in the US federal corporate income tax rate is recognized.  The ASU requires a disclosure of the accounting policy for releasing income tax effects from accumulated other comprehensive income.  The Company early adopted this ASU in the first quarter of 2018 and has recorded a reclassification adjustment of $278,000 decreasing accumulated other comprehensive income and increasing retained earnings, effective December 31, 2017, and has included discussion as part of the Income Taxes accounting policy disclosure.

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

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company has selected a software vendor for applying this new ASU and has scheduled implementation of the software to begin in the second quarter of 2018 and is currently evaluating the impact of this new ASU on its consolidated financial statements.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Available for Sale:
U.S. Treasury and federal agency securities	$96,250	$3	$(2,224)	$94,029
U.S. Agency MBS and CMOs	26,282	12	(692)	25,602
Tax-exempt state and municipal bonds	43,375	215	(551)	43,039
Taxable state and municipal bonds	44,481	2	(936)	43,547
Corporate bonds and other debt securities	8,135	---	(83)	8,052
	$218,523	$232	$(4,486)	$214,269
Held to Maturity
Tax-exempt state and municipal bonds	$90,513	$399	$(376)	$90,536

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
December 31, 2017
Available for Sale:
U.S. Treasury and federal agency securities	$103,309	$	---	$(1,345)	$101,964
U.S. Agency MBS and CMOs	23,797		7	(419)	23,385
Tax-exempt state and municipal bonds	41,684		519	(146)	42,057
Taxable state and municipal bonds	44,267		10	(542)	43,735
Corporate bonds and other debt securities	8,149		1	(41)	8,109
Other equity securities	1,500		---	(30)	1,470
	$222,706		$537	$(2,523)	$220,720
Held to Maturity
Tax-exempt state and municipal bonds	$85,827		$806	$(181)	$86,452

There were no sales of securities in the three month period ended March 31, 2018.  Proceeds from the sale of securities available for sale were $3.4 million in the three month period ended March 31, 2017 resulting in net gains on sale of $3,000 as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $3,000 ($2,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the three month period ended March 31, 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at March 31, 2018 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$12,922	$12,922	$14,010	$13,968
Due from one to five years	28,927	29,083	120,593	118,125
Due from five to ten years	16,342	16,415	57,498	56,433
Due after ten years	32,322	32,116	26,422	25,743
	$90,513	$90,536	$218,523	$214,269

Securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$48,139	$(899)	$40,364	$(1,261)	$88,503	$(2,160)
U.S. Agency MBS and CMOs	17,523	(468)	5,843	(224)	23,366	(692)
Tax-exempt state and municipal bonds	36,847	(739)	4,092	(188)	40,939	(927)
Taxable state and municipal bonds	32,174	(565)	10,172	(371)	42,346	(936)
Corporate bonds and other debt securities	9,345	(106)	2,233	(41)	11,578	(147)
Total temporarily impaired	$144,028	$(2,777)	$62,704	$(2,085)	$206,732	$(4,862)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$50,614	$(439)	$43,787	$(876)	$94,401	$(1,315)
U.S. Agency MBS and CMOs	16,719	(249)	6,228	(170)	22,947	(419)
Tax-exempt state and municipal bonds	20,124	(243)	4,208	(82)	24,332	(325)
Taxable state and municipal bonds	30,331	(279)	9,781	(265)	40,112	(544)
Corporate bonds and other debt securities	8,021	(42)	2,250	(29)	10,271	(71)
Other equity securities	---	---	1,470	(30)	1,470	(30)
Total temporarily impaired	$125,809	$(1,252)	$67,724	$(1,452)	$193,533	$(2,704)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three month periods ended March 31, 2018 and 2017.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2018 and December 31, 2017.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Commercial and industrial	$477,088	$465,208

Commercial real estate:
Residential developed	11,528	11,888
Unsecured to residential developers	2,392	2,332
Vacant and unimproved	41,786	39,752
Commercial development	1,153	1,103
Residential improved	79,533	90,467
Commercial improved	294,866	298,714
Manufacturing and industrial	98,612	97,679
Total commercial real estate	529,870	541,935

Consumer
Residential mortgage	234,443	224,452
Unsecured	197	226
Home equity	77,666	82,234
Other secured	6,281	6,254
Total consumer	318,587	313,166

Total loans	1,325,545	1,320,309
Allowance for loan losses	(16,675)	(16,600)
	$1,308,870	$1,303,709

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,478	$6,590	$3,494	$38	$16,600
Charge-offs	(66)	---	(31)	---	(97)
Recoveries	34	203	35	---	272
Provision for loan losses	60	(261)	105	(4)	(100)
Ending Balance	$6,506	$6,532	$3,603	$34	$16,675

Three months ended March 31, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,345	$6,703	$3,871	$43	$16,962
Charge-offs	---	---	(26)	---	(26)
Recoveries	23	162	75	---	260
Provision for loan losses	101	(267)	(329)	(5)	(500)
Ending Balance	$6,469	$6,598	$3,591	$38	$16,696

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$448	$346	$586	$	---	$1,380
Collectively evaluated for impairment	6,058	6,186	3,017		34	15,295
Total ending allowance balance	$6,506	$6,532	$3,603		$34	$16,675

Loans:
Individually reviewed for impairment	$6,768	$5,629	$7,871	$	---	$20,268
Collectively evaluated for impairment	470,320	524,241	310,716		---	1,305,277
Total ending loans balance	$477,088	$529,870	$318,587	$	---	$1,325,545

December 31, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$497	$197	$514	$	---	$1,208
Collectively evaluated for impairment	5,981	6,393	2,980		38	15,392
Total ending allowance balance	$6,478	$6,590	$3,494		$38	$16,600

Loans:
Individually reviewed for impairment	$6,402	$7,332	$8,345	$	---	$22,079
Collectively evaluated for impairment	458,806	534,603	304,821		---	1,298,230
Total ending loans balance	$465,208	$541,935	$313,166	$	---	$1,320,309

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2018 (dollars in thousands):

March 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$981	$981	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	---	---		---
Commercial development	---	---		---
Residential improved	1,078	1,078		---
Commercial improved	1,896	1,896		---
Manufacturing and industrial	---	---		---
	2,974	2,974		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$3,955	$3,955	$	---

With an allowance recorded:
Commercial and industrial	$5,787	$5,787		$448

Commercial real estate:
Residential developed	177	177		2
Unsecured to residential developers	---	---		---
Vacant and unimproved	255	255		12
Commercial development	---	---		---
Residential improved	217	217		15
Commercial improved	1,602	1,602		307
Manufacturing and industrial	404	404		10
	2,655	2,655		346
Consumer:
Residential mortgage	6,384	6,384		475
Unsecured	---	---		---
Home equity	1,487	1,487		111
Other secured	---	---		---
	7,871	7,871		586
Total with an allowance recorded	$16,313	$16,313		$1,380
Total	$20,268	$20,268		$1,380

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Average of impaired loans during the period:
Commercial and industrial	$6,847	$6,843

Commercial real estate:
Residential developed	178	185
Unsecured to residential developers	---	---
Vacant and unimproved	168	379
Commercial development	126	189
Residential improved	1,455	4,086
Commercial improved	3,731	6,158
Manufacturing and industrial	253	225

Consumer	8,067	11,495

Interest income recognized during impairment:
Commercial and industrial	302	278
Commercial real estate	74	126
Consumer	85	109

Cash-basis interest income recognized
Commercial and industrial	294	265
Commercial real estate	80	123
Consumer	87	107

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and December 31, 2017:

March 31, 2018	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$201	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	---		---
Residential improved	15		---
Commercial improved	106		---
Manufacturing and industrial	---		---
	121		---
Consumer:
Residential mortgage	2		---
Unsecured	---		---
Home equity	---		---
Other secured	---		---
	2		---
Total	$324	$	---

December 31, 2017	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$4	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	190		---
Residential improved	89		---
Commercial improved	106		---
Manufacturing and industrial	---		---
	385		---
Consumer:
Residential mortgage	2		---
Unsecured	4		---
Home equity	---		---
Other secured	---		---
	6		---
Total	$395	$	---

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans (dollars in thousands):

March 31, 2018	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$168	$198	$366	$476,722	$477,088

Commercial real estate:
Residential developed	---	---	---	11,528	11,528
Unsecured to residential developers	---	---	---	2,392	2,392
Vacant and unimproved	---	---	---	41,786	41,786
Commercial development	---	---	---	1,153	1,153
Residential improved	---	15	15	79,518	79,533
Commercial improved	197	106	303	294,563	294,866
Manufacturing and industrial	737	---	737	97,875	98,612
	934	121	1,055	528,815	529,870
Consumer:
Residential mortgage	200	---	200	234,243	234,443
Unsecured	9	---	9	188	197
Home equity	---	---	---	77,666	77,666
Other secured	---	---	---	6,281	6,281
	209	---	209	318,378	318,587
Total	$1,311	$319	$1,630	$1,323,915	$1,325,545

December 31, 2017	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$290	$	---	$290	$464,918	$465,208

Commercial real estate:
Residential developed	---		---	---	11,888	11,888
Unsecured to residential developers	---		---	---	2,332	2,332
Vacant and unimproved	---		---	---	39,752	39,752
Commercial development	---		190	190	913	1,103
Residential improved	---		89	89	90,378	90,467
Commercial improved	125		---	125	298,589	298,714
Manufacturing and industrial	---		---	---	97,679	97,679
	125		279	404	541,531	541,935
Consumer:
Residential mortgage	215		---	215	224,237	224,452
Unsecured	10		---	10	216	226
Home equity	76		---	76	82,158	82,234
Other secured	---		---	---	6,254	6,254
	301		---	301	312,865	313,166
Total	$716		$279	$995	$1,319,314	$1,320,309

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,380,000 and $1,208,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2018 and December 31, 2017, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	17	$6,768	19	$6,402
Commercial real estate	33	5,629	33	7,332
Consumer	96	7,871	99	8,345
	146	$20,268	151	$22,079

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of March 31, 2018 and December 31, 2017.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	March 31, 2018		December 31, 2017
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		14,720		16,809
Accruing TDR - upgraded to accruing after six consecutive payments		5,424		4,955
		$20,144		$21,764

The following tables present information regarding troubled debt restructurings executed during the three month periods ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---
Commercial real estate	3		492		---	---		---		---
Consumer	2		68		---	---		---		---
	5		560	$	---	---	$	---	$	---

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

Payment defaults on TDRs have been minimal and during the three month periods ended March 31, 2018 and 2017, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of March 31, 2018 and December 31, 2017, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2018		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$12,488	$145,080	$298,010	$15,267	$6,042	$201	$	---	$477,088

Commercial real estate:
Residential developed		---	---	---	10,764	764	---	---		---	11,528
Unsecured to residential developers		---	---	---	2,392	---	---	---		---	2,392
Vacant and unimproved		---	---	20,752	17,955	3,079	---	---		---	41,786
Commercial development		---	---	99	1,054	---	---	---		---	1,153
Residential improved		---	---	6,884	71,168	1,100	365	16		---	79,533
Commercial improved		---	1,428	63,135	226,040	3,114	1,044	105		---	294,866
Manufacturing & industrial		---	1,424	44,595	49,620	2,514	459	---		---	98,612
	$	---	$15,340	$280,545	$677,003	$25,838	$7,910	$322	$	---	$1,006,958

December 31, 2017		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$15,002	$137,774	$291,373	$15,170	$5,885	$4	$	---	$465,208

Commercial real estate:
Residential developed		---	---	48	11,068	772	---	---		---	11,888
Unsecured to residential developers		---	---	---	2,332	---	---	---		---	2,332
Vacant and unimproved		---	---	19,244	17,332	3,176	---	---		---	39,752
Commercial development		---	---	104	809	---	---	190		---	1,103
Residential improved		---	---	7,275	80,818	1,533	752	89		---	90,467
Commercial improved		---	1,398	64,043	228,888	3,353	926	106		---	298,714
Manufacturing & industrial		---	927	44,714	49,238	2,311	489	---		---	97,679
	$	---	$17,327	$273,202	$681,858	$26,315	$8,052	$389	$	---	$1,007,143

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):
	March 31, 2018	December 31, 2017
Not classified as impaired	$1,143	$2,010
Classified as impaired	7,089	6,431
Total commercial loans classified substandard or worse	$8,232	$8,441

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2018	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$234,443	$197	$77,666	$6,281
Nonperforming	---	---	---	---
Total	$234,443	$197	$77,666	$6,281

December 31, 2017	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$224,452	$226	$82,234	$6,254
Nonperforming	---	---	---	---
Total	$224,452	$226	$82,234	$6,254

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017
Beginning balance	$9,140	$22,864	$22,864
Additions, transfers from loans	293	120	56
Proceeds from sales of other real estate owned	(431)	(7,034)	(320)
Valuation allowance reversal upon sale	(1,787)	(7,367)	(250)
Gain / (loss) on sales of other real estate owned	(126)	557	149
	7,089	9,140	22,499
Less: valuation allowance	(1,866)	(3,373)	(10,425)
Ending balance	$5,223	$5,767	$12,074

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Beginning balance	$3,373	$10,611
Additions charged to expense	280	64
Reversals upon sale	(1,787)	(250)
Ending balance	$1,866	$10,425

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):
	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)		(Level 2)	(Level 3)
March 31, 2018
U.S. Treasury and federal agency securities	$94,029	$	---	$94,029	$	---
U.S. Agency MBS and CMOs	25,602		---	25,602		---
Tax-exempt state and municipal bonds	43,039		---	43,039		---
Taxable state and municipal bonds	43,547		---	43,547		---
Corporate bonds and other debt securities	8,052		---	8,052		---
Other equity securities	1,446		---	1,446		---
Loans held for sale	---		---	---		---
Interest rate swaps	60		---	---		60
Interest rate swaps	(60)		---	---		(60)

December 31, 2017
U.S. Treasury and federal agency securities	$101,964	$	---	$101,964	$	---
U.S. Agency MBS and CMOs	23,385		---	23,385		---
Tax-exempt state and municipal bonds	42,057		---	42,057		---
Taxable state and municipal bonds	43,735		---	43,735		---
Corporate bonds and other debt securities	8,109		---	8,109		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	1,208		---	1,208		---
Interest rate swaps	197		---	---		197
Interest rate swaps	(197)		---	---		(197)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
	Value	(Level 1)		(Level 2)		(Level 3)
March 31, 2018
Impaired loans	$2,533	$	---	$	---	$2,533
Other real estate owned	2,838		---		---	2,838

December 31, 2017
Impaired loans	$2,278	$	---	$	---	$2,278
Other real estate owned	3,658		---		---	3,658

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2018
Impaired Loans	$2,533	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	2,838	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2017
Impaired Loans	$2,278	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	3,658	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 22.0
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2018 and December 31, 2017 (dollars in thousands):

	Level in Fair Value Hierarchy	March 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$26,954	$26,954	$34,945	$34,945
Cash equivalents	Level 2	103,898	103,898	126,522	126,522
Securities held to maturity	Level 3	90,513	90,536	85,827	86,452
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,306,337	1,311,146	1,301,431	1,296,633
Bank owned life insurance	Level 3	40,494	40,494	40,243	40,243
Accrued interest receivable	Level 2	5,200	5,200	4,680	4,680

Financial liabilities
Deposits	Level 2	(1,560,872)	(1,560,808)	(1,579,010)	(1,579,016)
Other borrowed funds	Level 2	(80,667)	(79,567)	(92,118)	(91,313)
Long-term debt	Level 2	(41,238)	(36,847)	(41,238)	(36,546)
Accrued interest payable	Level 2	(613)	(613)	(604)	(604)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

The estimated fair values of financial instruments disclosed above as of March 31, 2018 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.  The fair values shown as of December 31, 2017 and prior use an “entry price” approach.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Noninterest-bearing demand	$453,993	$490,583
Interest bearing demand	397,342	408,865
Savings and money market accounts	614,701	587,931
Certificates of deposit	94,836	91,631
	$1,560,872	$1,579,010

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $23.9 million at March 31, 2018 and $25.0 million at December 31, 2017.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2018
Single maturity fixed rate advances	$60,000	April 2018 to April 2021	1.61%
Amortizable mortgage advances	667	July 2018	3.63%
Putable advances	20,000	November 2024	1.81%
	$80,667

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2017
Single maturity fixed rate advances	$70,000	February 2018 to April 2021	1.59%
Amortizable mortgage advances	2,118	March 2018 to July 2018	3.78%
Putable advances	20,000	November 2024	1.81%
	$92,118

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $495.9 million and $493.2 million under a blanket lien arrangement at March 31, 2018 and December 31, 2017, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of March 31, 2018 were as follows (in thousands):

2018	$40,667
2019	10,000
2020	---
2021	10,000
2022	---
Thereafter	20,000
$80,667

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2018 and December 31, 2017, and the Company had approximately $16.0 million and $11.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $18.7 million and $13.2 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2018 and 2017 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income available to common shares	$5,755	$4,460

Weighted average shares outstanding, including participating stock awards - Basic	34,010,396	33,941,010

Dilutive potential common shares:
Stock options	1,196	7,574
Weighted average shares outstanding - Diluted	34,011,592	33,948,584

Basic earnings per common share	$0.17	$0.13

Diluted earnings per common share	$0.17	$0.13

There were no antidilutive shares of common stock in the three month periods ended March 31, 2018 and 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Current	$940	$1,804
Deferred	285	162
	$1,225	$1,966

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Statutory rate	21%	35%
Statutory rate applied to income before taxes	$1,466	$2,249
Deduct
Tax-exempt interest income	(179)	(183)
Bank-owned life insurance	(50)	(83)
Other, net	(12)	(17)
	$1,225	$1,966

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at March 31, 2018 or December 31, 2017.

Legislation H.R. 1, formerly known as “Tax Cuts and Jobs Act” (the Tax Reform Act”) was enacted on December 22, 2017.  The Tax Reform Act reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions.  Accounting guidance requires the Company to remeasure its deferred tax assets and deferred tax liabilities on the date of enactment using the new enacted tax rate of 21%.  The Company recorded additional expense of $2.5 million in the fourth quarter of 2017 to reflect changes that resulted from the enactment of the Tax Reform Act.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2018	December 31, 2017
Deferred tax assets
Allowance for loan losses	$3,501	$3,486
Nonaccrual loan interest	318	346
Valuation allowance on other real estate owned	392	708
Unrealized loss on securities available for sale	900	417
Other	248	229
Gross deferred tax assets	5,359	5,186
Valuation allowance	---	---
Total net deferred tax assets	5,359	5,186

Deferred tax liabilities
Depreciation	(951)	(977)
Prepaid expenses	(183)	(183)
Other	(243)	(241)
Gross deferred tax liabilities	(1,377)	(1,401)
Net deferred tax asset	$3,982	$3,785

There were no unrecognized tax benefits at March 31, 2018 or December 31, 2017 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2014.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2018	December 31, 2017
Commitments to make loans	$82,791	$111,681
Letters of credit	18,350	11,317
Unused lines of credit	463,966	457,485

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $7.0 million and $5.8 million at March 31, 2018 and December 31, 2017, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At March 31, 2018, approximately 39.1% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2018, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2018 and December 31, 2017, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
CET1 capital (to risk weighted assets)
Consolidated	$178,737	11.7%	$68,946	4.5%	$97,674	6.4%	N/A	N/A
Bank	212,538	13.9	68,941	4.5	97,666	6.4	$99,581	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	218,737	14.3	91,929	6.0	120,656	7.9	N/A	N/A
Bank	212,538	13.9	91,921	6.0	120,647	7.9	122,562	8.0
Total capital (to risk weighted assets)
Consolidated	235,412	15.4	122,572	8.0	151,299	9.9	N/A	N/A
Bank	229,213	15.0	122,562	8.0	151,287	9.9	153,202	10.0
Tier 1 capital (to average assets)
Consolidated	218,737	11.8	73,978	4.0	N/A	N/A	N/A	N/A
Bank	212,538	11.5	73,916	4.0	N/A	N/A	92,395	5.0

December 31, 2017
CET1 capital (to risk weighted assets)
Consolidated	$174,258	11.3%	$69,326	4.5%	$88,583	5.8%	N/A	N/A
Bank	208,356	13.5	69,257	4.5	88,495	5.8	$100,038	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	214,258	13.9	92,435	6.0	111,692	7.3	N/A	N/A
Bank	208,356	13.5	92,343	6.0	111,581	7.3	123,124	8.0
Total capital (to risk weighted assets)
Consolidated	230,858	15.0	123,246	8.0	142,504	9.3	N/A	N/A
Bank	224,956	14.6	123,124	8.0	142,362	9.3	153,905	10.0
Tier 1 capital (to average assets)
Consolidated	214,258	11.9	72,138	4.0	N/A	N/A	N/A	N/A
Bank	208,356	11.6	72,076	4.0	N/A	N/A	90,095	5.0

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2018 and December 31, 2017, respectively, qualified as Tier 1 capital. Refer to our 2017 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2018 and December 31, 2017.

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

At March 31, 2018, we had total assets of $1.86 billion, total loans of $1.33 billion, total deposits of $1.56 billion and shareholders' equity of $175.4 million.  For the three months ended March 31, 2018, we recognized net income of $5.8 million compared to $4.5 million for the same period in 2017.  The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2018.

We paid a dividend of $0.04 per share in the first and second quarters of 2017 and $0.05 per share in the third and fourth quarters of 2017.  We increased the dividend to $0.06 for the first quarter of 2018.

RESULTS OF OPERATIONS

Summary:  Net income for the three months ended March 31, 2018 was $5.8 million, compared to $4.5 million for the same period in 2017.  Net income per share on a diluted basis for the three months ended March 31, 2018 was $0.17 compared to $0.13 for the same period in 2017.

The increase in earnings in the three months ended March 31, 2018 compared to the same period in 2017 was due primarily to increased net interest income and lower income tax expense.  Net interest income increased to $14.2 million in the three months ended March 31, 2018 compared to $12.6 million in the same period in 2017.  Income tax expense was lower by $741,000 in the first quarter of 2018 primarily due to the effects of tax reform signed at the end of 2017, reducing the corporate federal income tax rate from 35% to 21%.

Other items impacting earnings included nonperforming asset expenses (including administration costs and losses), which were $461,000 for three months ended March 31, 2018 compared to $95,000 for the same period in 2017, primarily as a result of realizing gains on sales of other real estate owned in the first quarter of 2017 versus realizing losses on sales in the first quarter of 2018. Also, the provision for loan losses was a negative $100,000 for the three months ended March 31, 2018, compared to a negative $500,000 for the same period in 2017.  We again were in a net loan recovery position for the three months ended March 31, 2018, with $175,000 in net loan recoveries, compared to $234,000 in net loan recoveries in the same period in 2017.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $14.2 million for the three months ended March 31, 2018 compared to $12.6 million for the same period in 2017.

Net interest income was positively impacted in three months ended March 31, 2018 by an increase in average earning assets of $150.8 million compared to the same period in 2017.  Also, our average yield on earning assets for the three months ended March 31, 2018 increased 17 basis points compared to the same period in 2017 from 3.59% to 3.76%.

Average interest earning assets totaled $1.73 billion for three months ended March 31, 2018 compared to $1.58 billion for the same period in 2017. An increase of $52.1 million in average securities between periods and an increase of $48.1 million in average loans were the primary drivers of the increase.  The net interest margin was 3.34% for the three months ended March 31, 2018 compared to 3.26% for the same period in 2017.  Yield on commercial loans increased from 4.04% for three months ended March 31, 2017 to 4.31% for the same period in 2018.  Yield on residential mortgage loans increased from 3.46% for the three months ended March 31, 2017 to 3.49% for the same period in 2018, while yields on consumer loans increased from 3.98% for the first quarter of 2017 to 4.48% for the first quarter of 2018.  The Federal Reserve Board increased the target federal funds rate by 100 basis points between December 2016 and December 2017, and by another 25 basis points in late March 2018.  These increases have had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.

Also positively impacting net interest income and resulting yields in each period was the recognition of interest that had been deferred on nonaccrual commercial loans upon payoff of these loans.  This interest totaled $56,000 in the three months ended March 31, 2018 and $267,000 in the three months ended March 31, 2017.

Index
The cost of funds increased to 0.61% in the first quarter of 2018 compared to 0.47% in the first quarter of 2017. Increases in the rates paid on our savings and money market accounts in response to the federal funds rate increases over the past year caused the increase in our cost of funds.

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended March 31,
	2018			2017
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$179,123	$868	1.94%	$147,639	$639	1.72%
Tax-exempt securities (1)	129,217	876	3.49	108,608	538	3.07
Commercial loans (2)	999,622	10,761	4.31	956,151	9,657	4.04
Residential mortgage loans	228,687	1,994	3.49	217,256	1,881	3.46
Consumer loans	86,590	955	4.48	93,381	917	3.98
Federal Home Loan Bank stock	11,558	197	6.81	11,558	124	4.27
Federal funds sold and other short-term investments	95,779	368	1.54	45,165	92	0.81
Total interest earning assets (1)	1,730,576	16,019	3.76	1,579,758	13,848	3.59

Noninterest earning assets:
Cash and due from banks	28,606			26,252
Other	86,729			100,633
Total assets	$1,845,911			$1,706,643

Liabilities
Deposits:
Interest bearing demand	$380,100	$146	0.16%	$321,008	$70	0.09%
Savings and money market accounts	605,249	615	0.41	549,693	291	0.21
Time deposits	97,926	233	0.97	77,967	120	0.62
Borrowings:
Other borrowed funds	87,474	370	1.69	99,022	382	1.54
Long-term debt	41,238	473	4.59	41,238	402	3.91
Total interest bearing liabilities	1,211,987	1,837	0.61	1,088,928	1,265	0.47

Noninterest bearing liabilities:
Noninterest bearing demand accounts	454,101			448,928
Other noninterest bearing liabilities	5,910			4,470
Shareholders' equity	173,913			164,317
Total liabilities and shareholders' equity	$1,845,911			$1,706,643

Net interest income		$14,182			$12,583

Net interest spread (1)			3.15%			3.12%
Net interest margin (1)			3.34%			3.26%
Ratio of average interest earning assets to average interest bearing liabilities	142.79%			145.07%

(1)	Yields are presented on a tax equivalent basis using a 21% and a 35% tax rate at March 31, 2018 and 2017, respectively.
(2)
Includes loan fees of $126,000 and $209,000 for the three months ended March 31, 2018 and 2017.  Includes average nonaccrual loans of approximately $497,000 and $384,000 for the three months ended March 31, 2018 and 2017.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate:

	For the three months ended March 31, 2018 vs 2017 Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands)

Interest income
Taxable securities	$147	$82	$229
Tax-exempt securities	203	135	338
Commercial loans	451	653	1,104
Residential mortgage loans	100	13	113
Consumer loans	(326)	364	38
Federal Home Loan Bank stock	---	73	73
Federal funds sold and other short-term investments	154	122	276
Total interest income	729	1,442	2,171

Interest expense
Interest bearing demand	$15	$61	$76
Savings and money market accounts	32	292	324
Time deposits	36	77	113
Other borrowed funds	(168)	156	(12)
Long-term debt	---	71	71
Total interest expense	(85)	657	572
Net interest income	$814	$785	$1,599

Provision for Loan Losses: The provision for loan losses for the three months ended March 31, 2018 was a negative $100,000 compared to a negative $500,000 for the same period in 2017.  The negative provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $175,000 in the three months ended March 31, 2018 and $234,000 in the same period in 2017.  At March 31, 2018, we had experienced net loan recoveries in each of the past thirteen quarters.

Gross loan recoveries were $272,000 for the three months ended March 31, 2018 and $260,000 for the same period in 2017.  In the three months ended March 31, 2018, we had $97,000 in charge-offs, compared to $26,000 in the same period in 2017.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

The amounts of loan loss provision in both the most recent quarter and comparable prior year period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained level of quarterly net recoveries over the past several quarters had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading "Allowance for Loan Losses" below.

Index
Noninterest Income: Noninterest income for the three periods ended March 31, 2018 was $4.1 million compared to $4.2 million and for the same period in 2017.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Service charges and fees on deposit accounts	$1,049	$1,060
Net gains on mortgage loans	141	428
Trust fees	925	778
Gain as sales of securities	---	3
ATM and debit card fees	1,278	1,201
Bank owned life insurance (“BOLI”) income	238	238
Investment services fees	224	216
Other income	277	307
Total noninterest income	$4,132	$4,231

Net gains on mortgage loans were down $287,000 in the three months ended March 31, 2018 compared to same period in 2017 as a result of an overall shift in the mix of loans originated for sale versus for portfolio.  Mortgage loans originated for sale in the three months ended March 31, 2018 were $5.1 million, compared to $17.0 million in the same period in 2017.  Mortgage loans originated for portfolio in three months ended March 31, 2018 were $16.1 million, compared to $9.1 million in the same period in 2017.  ATM and debit card fees were up in the three months ended March 31, 2018 due to higher volume of usage by our customers.  Trust fees were up in the first three months of 2018 due to success in growing the number of trust customer relationships we have and favorable investment market value changes.

Noninterest Expense: Noninterest expense increased to $11.4 million for the three month period ended March 31, 2018, from $10.9 million for the same period in 2017.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Salaries and benefits	$6,194	$5,999
Occupancy of premises	1,072	1,026
Furniture and equipment	805	732
Legal and professional	202	225
Marketing and promotion	229	227
Data processing	695	682
FDIC assessment	132	136
Interchange and other card expense	332	313
Bond and D&O insurance	110	117
Net (gains) losses on repossessed and foreclosed properties	406	(85)
Administration and disposition of problem assets	55	180
Outside services	390	448
Other noninterest expense	812	888
Total noninterest expense	$11,434	$10,888

Most categories of noninterest expense were relatively flat or had reductions compared to the three months ended March 31, 2017 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $195,000 in the three months ended March 31, 2018 from same period in 2017. This increase is due to annual merit and inflationary increases in salaries as well as a higher level of costs associated with employee benefits, particularly medical insurance, which was up $33,000 compared to the three months ended March 31, 2018.  Variable based compensation was down $50,000 compared to the three months ended March 31, 2017 due to lower mortgage production and investment services volume.

Occupancy expenses were up $46,000 in the three months ended March 31, 2018 compared to the same period in 2017 due to higher property taxes and maintenance costs incurred associated with certain branch facilities.

Index
Our FDIC assessment costs decreased by $4,000 in the first quarter of 2018 compared to the same period in 2017 due primarily to positive changes in our assessment rates.   These costs have been trending down for the past few years and we believe the rate has stabilized and future expense fluctuations will likely be dependent on changes in our asset size.

While costs associated with administration and disposition of problem assets have increased in the first quarter of 2018 versus the same quarter of the prior year, they have decreased significantly over the past several years.  These expenses include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  The net expense increased from 2017 to 2018, primarily due to realizing net losses on sales in the first three months of 2018 compared to net gains on sales in same period in 2017.  Actual holding costs were down in 2018.

These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Legal and professional – nonperforming assets	$13	$17
Repossessed and foreclosed property administration	42	163
Net (gains) losses on repossessed and foreclosed properties	406	(85)
Total	$461	$95

As the level of problem loans and assets have declined, the costs associated with these nonperforming assets have decreased significantly over the past several years.  Other real estate owned decreased from $12.1 million at March 31, 2017 to $5.2 million at March 31, 2018.  During the second quarter of 2017, we sold our largest individual other real estate owned property at that time (carry value of $3.4 million) for a net gain of $68,000.   This property was responsible for a significant portion of our nonperforming asset expense, including maintenance, property taxes and utility costs.

Net gains/losses on repossessed assets and foreclosed properties for the three month period ended March 31, 2018 swung unfavorably by $274,000 compared to the same period in 2017.  The decrease was primarily due to net gains/losses on sales of other real estate properties in these periods.  In the three month period ended March 31, 2018, net realized losses totaled $126,000, compared to net realized gains of $148,000 for the same period in 2017.

Federal Income Tax Expense: We recorded $1.2 million in federal income tax expense for the three month periods ended March 31, 2018 compared to $2.0 million in the same period in 2017.  Our effective tax rate for the three periods ended March 31, 2018 was 17.55%, compared to 30.59% for the same period in 2017.  Federal income tax expense and related effective tax rates were lower in the first quarter of 2018 due to the effect of tax reform legislation enacted at the end of 2017.

FINANCIAL CONDITION

Total assets were $1.86 billion at March 31, 2018, a decrease of $26.5 million from $1.89 billion at December 31, 2017. This change reflected increases of $4.7 million in securities held to maturity, $5.2 million in our loan portfolio and $1.3 million in other assets, offset by decreases of $30.6 million in cash and cash equivalents, $4.7 million in securities available for sale, $1.2 million in loans held for sale and $544,000 in other real estate owned.  Total deposits decreased by $18.1 million and other borrowed funds decreased by $11.5 million at March 31, 2018 compared to December 31, 2017.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $130.9 million at March 31, 2018 compared to $161.5 million at December 31, 2017.  The decrease in these balances related primarily to the decrease in total deposits and other borrowed funds.

Securities: Debt securities available for sale were $214.3 million at March 31, 2018 compared to $220.7 million at December 31, 2017. The balance at March 31, 2018 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $85.8 million at December 31, 2017 to $90.5 million at March 31, 2018.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Index
Portfolio Loans and Asset Quality: Total portfolio loans increased by $5.2 million in the first three months of 2018 and were $1.33 billion at March 31, 2018 compared to $1.32 billion at December 31, 2017. During the first three months of 2018, our commercial portfolio decreased by $185,000, while our consumer portfolio decreased by $4.6 million and our residential mortgage portfolio increased by $10.0 million.

Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first three months of 2018 increased $7.0 million compared to the same period in 2017, from $9.1 million in the first three months of 2017 to $16.1 million in the same period in 2018.

The volume of residential mortgage loans originated for sale in the first three months of 2018 decreased $11.8 million compared to the same period in 2017 due to a higher interest rate environment. Residential mortgage loans originated for sale were $5.1 million in the first three months of 2018 compared to $17.0 million in the first three months of 2017.

The following table shows our loan origination activity for loans to be held in portfolio during the first three months of 2018 and 2017, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$3,977	3.6%	$994	$969	1.3%	$323
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	1,030	0.9	206	491	0.6	123
Commercial development	250	0.2	250	---	---	---
Residential improved	15,237	13.8	381	10,289	13.2	264
Commercial improved	4,452	4.0	371	8,043	10.3	1,005
Manufacturing and industrial	5,785	5.3	578	2,406	3.1	401
Total commercial real estate	30,731	27.8	427	22,198	28.5	370
Commercial and industrial	53,931	48.9	691	38,158	48.9	1,004
Total commercial	84,662	76.7	564	60,356	77.4	616

Consumer
Residential mortgage	16,150	14.6	224	9,141	11.7	229
Unsecured	---	---	---	---	---	---
Home equity	8,902	8.1	93	8,037	10.3	77
Other secured	694	0.6	22	452	0.6	13
Total consumer	25,746	23.3	129	17,630	22.6	99
Total loans	$110,408	100.0%	315	$77,986	100.0%	283

Index
The following table shows a breakout of our commercial loan activity during the first three months of 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Commercial loans originated	$84,662	$60,356
Repayments of commercial loans	(84,012)	(58,600)
Change in undistributed - available credit	(835)	(6,960)
Net increase/(decrease) in total commercial loans	$(185)	$(5,204)

Overall, the commercial loan portfolio decreased $185,000 in the first three months of 2018.  Our commercial and industrial portfolio increased by $11.9 million and our commercial real estate loans decreased by $12.1 million.  However, our production of commercial loans increased by $24.3 million from $60.4 million in the first three months of 2017 compared to $84.7 million in the same period of 2018.  While production was significant, the ending portfolio balance changed only slightly from December 31, 2017 to March 31, 2018 due primarily to large repayments from a handful of commercial customers.  Considering our pipeline of commercial credits at March 31, 2018, we expect to achieve measured, high quality loan portfolio growth throughout the remainder of 2018.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 76.0% and 76.3% of the total loan portfolio at March 31, 2018 and December 31, 2017, respectively. Residential mortgage and consumer loans comprised approximately 24.0% and 23.7% of total loans at March 31, 2018 and December 31, 2017, respectively.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2018		December 31, 2017
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$11,528	0.9%	$11,888	0.9%
Unsecured to residential developers	2,392	0.2	2,332	0.2
Vacant and unimproved	41,786	3.2	39,752	3.1
Commercial development	1,153	0.1	1,103	---
Residential improved	79,533	6.0	90,467	6.9
Commercial improved	294,866	22.2	298,714	22.6
Manufacturing and industrial	98,612	7.4	97,679	7.4
Total commercial real estate	529,870	40.0	541,935	41.1
Commercial and industrial	477,088	36.0	465,208	35.2
Total commercial	1,006,958	76.0	1,007,143	76.3

Consumer
Residential mortgage	234,443	17.7	224,452	17.0
Unsecured	197	---	226	---
Home equity	77,666	5.8	82,157	6.2
Other secured	6,281	0.5	6,331	0.5
Total consumer	318,587	24.0	313,166	23.7
Total loans	$1,325,545	100.0%	$1,320,309	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Index
Commercial real estate loans accounted for 40.0% and 41.1% of the total loan portfolio at March 31, 2018 and December 31, 2017 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 17.7% of portfolio loans at March 31, 2018 and 17.0% at December 31, 2017.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The volume of residential mortgage loans originated for sale during the first three months of 2018 decreased from the first three months of 2017 as a result of interest rate conditions.  We are also experiencing a shift in production to financing new home purchases versus refinancings.  Volume has been negatively impacted by a shortage in the number of available residential properties for sale in our market areas.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $4.6 million to $84.1 million at March 31, 2018 from $88.7 million at December 31, 2017, due primarily to a decrease in home equity loans.  Consumer loans comprised 6.3% of our portfolio loans at March 31, 2018 and 6.7% at December 31, 2017.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2018, nonperforming assets totaled $5.5 million compared to $6.2 million at December 31, 2017. Additions to other real estate owned in the first three months of 2018 were $293,000, compared to $56,000 in the first three months of 2017.  At March 31, 2018, there were no loans in redemption, so we expect there to be few additions to other real estate owned in 2018.  Proceeds from sales of foreclosed properties were $431,000 in the first three months of 2018, resulting in net realized loss on sales of $126,000.  Proceeds from sales of foreclosed properties were $320,000 in the first three months of 2017 resulting in net realized gains on sales of $149,000.    Based upon purchase agreements in place at March 31, 2018 and the sale of our largest individual property in the second quarter of 2017, we expect the level of sales of foreclosed properties to be lower in 2018 than experienced in 2017.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2018, nonperforming loans were negligible and totaled $324,000, or 0.02% of total portfolio loans, compared to $395,000, or 0.03% of total portfolio loans, at December 31, 2017.

Nonperforming loans at March 31, 2018 consisted of $121,000 of commercial real estate loans, $201,000 of commercial and industrial loans, and $2,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $5.2 million at March 31, 2018 and $5.8 million at December 31, 2017. Of this balance at March 31, 2018, there were 15 commercial real estate properties totaling approximately $4.8 million. The remaining balance was comprised of 5 residential properties totaling approximately $398,000.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

Index
At March 31, 2018, our foreclosed asset portfolio had a weighted average age held in portfolio of 5.60 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2018 and December 31, 2017 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	March 31, 2018			December 31, 2017
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$293	---%	---%	$60	---%	24.3%
Residential Lot	104	49.4	74.3	109	46.9	73.1
Multi-Family	---	---	---	---	---	---
Vacant Land	800	35.1	49.2	1,345	56.1	60.5
Residential Development	1,898	38.4	75.2	2,167	30.0	71.8
Commercial Office	---	---	---	---	---	---
Commercial Industrial	---	---	---	---	---	---
Commercial Improved	2,128	6.6	7.9	2,086	6.7	8.0
	$5,223	27.5	58.8	$5,767	33.4	58.3

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2018	December 31, 2017
Nonaccrual loans	$324	$395
Loans 90 days or more delinquent and still accruing	---	---
Total nonperforming loans (NPLs)	324	395
Foreclosed assets	5,223	5,767
Repossessed assets	---	11
Total nonperforming assets (NPAs)	$5,547	$6,173

NPLs to total loans	0.02%	0.03%
NPAs to total assets	0.28%	0.33%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$12,273	$7,871	$20,144	$13,420	$8,344	$21,764
Nonperforming TDRs (1)	124	---	124	315	1	316
Total TDRs	$12,397	$7,871	$20,268	$13,735	$8,345	$22,080

(1)	Included in nonperforming asset table above

Index
We had a total of $20.3 million and $22.1 million of loans whose terms have been modified in TDRs as of March 31, 2018 and December 31, 2017, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $1.8 million from December 31, 2017 to March 31, 2018 as payoffs and paydowns on existing TDRs more than offset the balances of new TDRs added during the quarter.  There were 146 loans identified as TDR at March 31, 2018 compared to 151 loans at December 31, 2017.

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

Allowance for loan losses: The allowance for loan losses at March 31, 2018 was $16.7 million, an increase of $75,000 from $16.6 million at December 31, 2017.  The balance of the allowance for loan losses represented 1.26% of total portfolio loans at March 31, 2018 and 1.26% at  December 31, 2017.  The allowance for loan losses to nonperforming loan coverage ratio increased from 4,203% at December 31, 2017 to 5,147% at March 31, 2018.

The table below shows the changes in certain credit metrics over the past five quarters:

(Dollars in millions)	Quarter Ended March 31, 2018	Quarter Ended December 31, 2017	Quarter Ended September 30, 2017	Quarter Ended June 30, 2017	Quarter Ended March 31, 2017
Commercial loans	$1,007.0	$1,007.1	$949.2	$949.8	$962.1
Nonperforming loans	0.3	0.4	0.5	0.7	0.4
Other real estate owned and repo assets	5.2	5.8	6.7	7.1	12.1
Total nonperforming assets	5.5	6.2	7.2	7.8	12.5
Net charge-offs (recoveries)	(0.2)	(0.2)	(0.2)	(0.4)	(0.2)
Total delinquencies	1.6	1.0	0.8	0.8	0.9

As discussed earlier, we have had net loan recoveries in each of the last thirteen quarters.  Our total delinquencies have continued to be negligible and were $1.6 million at March 31, 2018 and $1.0 million at December 31, 2017.  Our delinquency percentage at March 31, 2018 was just 0.12%, well below the Bank’s peers.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $75,000 in the first three months of 2018.  We recorded a negative provision for loan losses of $100,000 for the three months ended March 31, 2018 compared to a negative $500,000 for the same period of 2017.  Net loan recoveries were $175,000 for the three months ended March 31, 2018, compared to net recoveries of $234,000 for the same period in 2017. The ratio of net recoveries to average loans was -0.05% on an annualized basis for the first three months of 2018, compared to -0.07% for the first three months of 2017.

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

Index
Overall, impaired loans declined by $1.8 million to $20.3 million at March 31, 2018 compared to $22.1 million at December 31, 2017.  The specific allowance for impaired loans increased $172,000 to $1.4 million at March 31, 2018, compared to $1.2 million at December 31, 2017.  The specific allowance for impaired loans represented 6.8% of total impaired loans at March 31, 2018 and 5.5% at December 31, 2017.  The overall balance of impaired loans remained elevated partially due to an accounting rule (ASU 2011-02) adopted in 2011 that requires us to identify classified loans that renew at existing contractual rates as TDRs if the contractual rate is less than market rates for similar loans at the time of renewal.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.2 million at March 31, 2018 and $12.4 million at December 31, 2017.  The qualitative component of our allowance allocated to commercial loans was $12.2 million at March 31, 2018, down from $12.4 million at December 31, 2017.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at March 31, 2018 and $3.0 million at December 31, 2017.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $46.1 million at March 31, 2018, down $519,000 from $46.6 million at December 31, 2017.

Deposits and Other Borrowings: Total deposits decreased $18.1 million to $1.56 billion at March 31, 2018, as compared to $1.58 billion at December 31, 2017.  Non-interest checking account balances decreased $36.6 million during the three months of 2018.  Interest bearing demand account balances decreased $11.5 million and savings and money market account balances increased $26.7 million in the first three months of 2018.  Certificates of deposits increased by $3.3 million in the first three months of 2018.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 29% of total deposits at March 31, 2018 and 31% at December 31, 2017.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 65% of total deposits at March 31, 2018 and 63% at December 31, 2017. Time accounts as a percentage of total deposits were 6% at March 31, 2018 and 6% December 31, 2017.

Borrowed funds totaled $121.9 million at March 31, 2018, including $80.7 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $133.4 million at December 31, 2017, including $92.1 million of FHLB advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $11.5 million in the first three months of 2018 primarily due to the scheduled maturity of a $10.0 million FHLB advance in February 2018 and an annual payment on an amortizing advance in March 2018.

Index
CAPITAL RESOURCES

Total shareholders' equity of $175.4 million at March 31, 2018 increased $2.4 million from $173.0 million at December 31, 2017. The increase was primarily a result of net income of $5.8 million earned in the first three months of 2018 partially offset by a decrease of $1.8 million in accumulated other comprehensive income and the payment of $2.0 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at March 31, 2018.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	March 31, 2018	Dec 31, 2017	Sept 30, 2017	June 30, 2017	March 31, 2017
Total capital to risk weighted assets	15.4%	15.0%	15.5%	15.5%	15.1%
Common Equity Tier 1 to risk weighted assets	11.7	11.3	11.7	11.6	11.3
Tier 1 capital to risk weighted assets	14.3	13.9	14.4	14.3	14.0
Tier 1 capital to average assets	11.8	11.9	12.0	12.2	12.1

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2018 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2018, the Bank held $103.9 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $329.6 million as of March 31, 2018.

Index
In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2018 (dollars in thousands):

	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$	---
Time deposit maturities		65,066		27,153		2,616		---
Other borrowed funds		50,667		10,000		20,000		---
Operating lease obligations		238		311		---		---
Total		$115,971		$37,464		$22,616	$	---

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2018, we had a total of $464.0 million in unused lines of credit, $82.8 million in unfunded loan commitments and $18.4 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2017, the Bank paid dividends to the Company totaling $7.9 million.  In the same period, the Company paid dividends to its shareholders totaling $6.1 million.  On February 27, 2018, the Bank paid a dividend totaling $2.5 million to the Company in anticipation of the common share cash dividend of $0.06 per share paid on February 28, 2018 to shareholders of record on February 13, 2018.  The cash distributed for this cash dividend payment totaled $2.0 million.  The Company retained the remaining balance in each period for general corporate purposes.  At March 31, 2018, the Bank had a retained earnings balance of $51.1 million.

During 2017, the Company received payments from the Bank totaling $5.5 million, representing the Bank’s intercompany tax liability for the 2017 tax year, in accordance with the Company’s tax allocation agreement.  In the same period, the Company made tax payments totaling $4.7 million.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at March 31, 2018 was $6.1 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and future results could differ.  The allowance for loan losses, other real estate owned valuation, loss contingencies, revenue recognition and income taxes are deemed critical due to the required level of management judgment and the use of estimates, making them particularly subject to change.

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first three months of 2018.

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

Noninterest revenue is recognized in accordance with contractual requirements and as we fulfill our obligations under contractual terms.  Most of our noninterest revenue comes from services that are transaction based and such revenue is recognized as the related service is provided.

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2018, we had gross deferred tax assets of $5.4 million, gross deferred tax liabilities of $1.4 million resulting in a net deferred tax asset of $4.0 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Each reporting period we consider all reasonably available positive and negative evidence and determine whether it is “more likely than not” that we would be able to realize our deferred tax assets.  With the positive results in the first three months of 2018, we concluded at March 31, 2018 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2018 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$241,890	(5.33)%	$62,350	2.74%
Interest rates up 100 basis points	249,009	(2.55)	61,495	1.33
No change	255,510	---	60,687	---
Interest rates down 100 basis points	253,191	(0.91)	59,254	(2.36)
Interest rates down 200 basis points	235,390	(7.87)	56,783	(6.43)

Index
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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2018, the end of the period covered by this report.

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

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the first quarter of 2018.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
Period
January 1 - January 31, 2018
Employee Transactions	---	---
February 1 - February 28, 2018
Employee Transactions	---	---
March 1 - March 31, 2018
Employee Transactions	452	$10.36
Total for First Quarter ended March 31, 2018
Employee Transactions	452	$10.36

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: April 26, 2018