Form 10-Q
period 2018-06-30
MACATAWA BANK CORP
filed 2018-07-26
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,014,319 shares of the Company's Common Stock (no par value) were outstanding as of July 26, 2018.

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

Index
Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2018 (unaudited) and December 31, 2017
(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$37,105	$34,945
Federal funds sold and other short-term investments	107,416	126,522
Cash and cash equivalents	144,521	161,467
Debt securities available for sale, at fair value	218,770	220,720
Debt securities held to maturity (fair value 2018 - $80,536 and 2017 - $86,452)	79,569	85,827
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	61	1,208
Total loans	1,327,686	1,320,309
Allowance for loan losses	(16,695)	(16,600)
Net loans	1,310,991	1,303,709
Premises and equipment – net	45,907	46,629
Accrued interest receivable	5,078	4,680
Bank-owned life insurance	40,744	40,243
Other real estate owned - net	3,872	5,767
Net deferred tax asset	3,960	3,785
Other assets	7,510	4,639
Total assets	$1,872,541	$1,890,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$496,605	$490,583
Interest-bearing	1,083,856	1,088,427
Total deposits	1,580,461	1,579,010
Other borrowed funds	65,667	92,118
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	5,461	4,880
Total liabilities	1,692,827	1,717,246

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,014,319 and 33,972,977 shares issued and outstanding at June 30, 2018 and December 31, 2017	217,675	217,081
Retained deficit	(34,149)	(42,526)
Accumulated other comprehensive income (loss)	(3,812)	(1,569)
Total shareholders' equity	179,714	172,986
Total liabilities and shareholders' equity	$1,872,541	$1,890,232

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Month Periods Ended June 30, 2018 and 2017
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest income
Loans, including fees	$14,406	$12,540	$28,116	$24,996
Securities
Taxable	917	646	1,785	1,285
Tax-exempt	905	546	1,780	1,084
FHLB Stock	121	121	318	244
Federal funds sold and other short-term investments	487	189	856	281
Total interest income	16,836	14,042	32,855	27,890
Interest expense
Deposits	1,319	557	2,312	1,038
Other borrowings	322	358	692	740
Long-term debt	542	422	1,015	824
Total interest expense	2,183	1,337	4,019	2,602
Net interest income	14,653	12,705	28,836	25,288
Provision for loan losses	(300)	(500)	(400)	(1,000)
Net interest income after provision for loan losses	14,953	13,205	29,236	26,288
Noninterest income
Service charges and fees	1,060	1,110	2,110	2,170
Net gains on mortgage loans	222	476	363	904
Trust fees	945	833	1,870	1,611
ATM and debit card fees	1,414	1,338	2,692	2,539
Gain on sales of securities	---	---	---	3
Bank owned life insurance ("BOLI") income	237	243	475	481
Other	590	478	1,089	1,001
Total noninterest income	4,468	4,478	8,599	8,709
Noninterest expense
Salaries and benefits	6,389	6,153	12,583	12,152
Occupancy of premises	973	991	2,045	2,017
Furniture and equipment	773	750	1,578	1,482
Legal and professional	215	197	417	422
Marketing and promotion	229	225	457	453
Data processing	797	731	1,493	1,413
FDIC assessment	132	134	264	270
Interchange and other card expense	359	324	691	637
Bond and D&O Insurance	110	118	219	234
Net (gains) losses on repossessed and foreclosed properties	17	(300)	423	(385)
Administration and disposition of problem assets	66	142	121	322
Other	1,199	1,327	2,402	2,662
Total noninterest expenses	11,259	10,792	22,693	21,679
Income before income tax	8,162	6,891	15,142	13,318
Income tax expense	1,434	2,129	2,659	4,095
Net income	$6,728	$4,762	$12,483	$9,223
Basic earnings per common share	$0.20	$0.14	$0.37	$0.27
Diluted earnings per common share	$0.20	$0.14	$0.37	$0.27
Cash dividends per common share	$0.06	$0.04	$0.12	$0.08

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Month Periods Ended June 30, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Three Ended June 30, 2018	Three Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net income	$6,728	$4,762	$12,483	$9,223

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale, net of tax sale available for sale	(571)	772	(2,869)	1,835
Tax effect	120	(270)	602	(642)
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(451)	502	(2,267)	1,193

Less: reclassification adjustments:
Reclassification for gains included in net income	---	---	---	3
Tax effect	---	---	---	(1)
Reclassification for gains included in net income, net of tax	---	---	---	2

Other comprehensive income (loss), net of tax	(451)	502	(2,267)	1,191
Comprehensive income	$6,277	$5,264	$10,216	$10,414

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Periods Ended June 30, 2018 and 2017
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2017	$216,731	$(53,008)	$(1,484)	$162,239
Net income for the six months ended June 30, 2017	---	9,223	---	9,223
Cash dividends at $.08 per share	---	(2,706)	---	(2,706)
Net change in unrealized loss on securities available for sale, net of tax	---	---	1,191	1,191
Stock compensation expense	228	---	---	228
Balance, June 30, 2017	$216,959	$(46,491)	$(293)	$170,175

Balance, January 1, 2018, as reported	$217,081	$(42,804)	$(1,291)	$172,986
Cumulative effect adjustment upon adoption of ASU 2018-02	---	278	(278)	---
Balance, January 1, 2018, adjusted	$217,081	$(42,526)	$(1,569)	$172,986
Reclassification for equity securities upon adoption of ASU 2016-01	---	(24)	24	---
Net income for the six months ended June 30, 2018	---	12,483	---	12,483
Cash dividends at $.12 per share	---	(4,082)	---	(4,082)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	---	---	(5)
Issuance of 45,000 shares for stock option exercise	386	---	---	386
Net change in unrealized loss on debt securities available for sale, net of tax	---	---	(2,267)	(2,267)
Stock compensation expense	213	---	---	213
Balance, June 30, 2018	$217,675	$(34,149)	$(3,812)	$179,714

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities
Net income	$12,483	$9,223
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,257	973
Stock compensation expense	213	228
Provision for loan losses	(400)	(1,000)
Origination of loans for sale	(13,531)	(33,707)
Proceeds from sales of loans originated for sale	15,041	33,608
Net gains on mortgage loans	(363)	(904)
Gain on sales of securities	---	(3)
Write-down of other real estate	291	85
Net (gain) loss on sales of other real estate	132	(470)
Net loss on sale of premises and equipment	---	69
Deferred income tax expense	427	2,353
Change in accrued interest receivable and other assets	(1,799)	63
Earnings in bank-owned life insurance	(475)	(481)
Change in accrued expenses and other liabilities	581	236
Net cash from operating activities	13,857	10,273

Cash flows from investing activities
Loan originations and payments, net	(7,175)	30,005
Purchases of securities available for sale	(19,096)	(14,683)
Purchases of securities held to maturity	(5,515)	(3,000)
Proceeds from:
Maturities and calls of securities	24,465	10,872
Sales of securities available for sale	---	5,807
Principal paydowns on securities	4,018	3,381
Sales of other real estate	1,765	5,601
Sales of premises and equipment	---	590
Additions to premises and equipment	(564)	(568)
Net cash from investing activities	(2,102)	38,005

Cash flows from financing activities
Change in deposits	1,451	11,266
Repayments and maturities of other borrowed funds	(31,451)	(21,388)
Proceeds from other borrowed funds	5,000	20,000
Proceeds from exercise of stock options	386	---
Repurchase of shares for taxes withheld on vested restricted stock	(5)	---
Cash dividends paid	(4,082)	(2,706)
Net cash from financing activities	(28,701)	7,172
Net change in cash and cash equivalents	(16,946)	55,450
Cash and cash equivalents at beginning of period	161,467	89,819
Cash and cash equivalents at end of period	$144,521	$145,269

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Month Periods Ended June 30, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Supplemental cash flow information
Interest paid	$3,920	$2,600
Income taxes paid	1,100	825
Supplemental noncash disclosures:
Transfers from loans to other real estate	293	60
Security settlement	---	---
Reclassification for equity securities upon adoption of ASU 2016-01	1,470	---

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

Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2018, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

During the first quarter of 2018, the Company adopted ASU 2018-02, allowing for the reclassification of the income tax effects of the revaluation the deferred tax impact on accumulated other comprehensive income (“AOCI”) due to the enactment of tax reform at the end of 2017.  The Company’s only component of AOCI is the fair value adjustment for securities available for sale.  Upon adoption of this ASU, a transfer was made from AOCI to retained earnings in the amount of $278,000.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has seven freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At June 30, 2018 and December 31, 2017, the total notional amount of such agreements was $61.5 million and $42.3 million and resulted in a derivative asset with a fair value of $404,000 and $197,000, respectively, which were included in other assets and a derivative liability of $404,000 and $197,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:  FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The ASU also requires public business entities to use exit price notation when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.   The new standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of this ASU by the Company was not material, but did result in a reclassification of an equity investment from securities available for sale to other assets with its related market value changes reflected in earnings for the six months ended June 30, 2018.  In addition, the fair value disclosures for financial instruments in Note 5 are computed using an exit price notion as required by the ASU.

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

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company has selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018 and is currently evaluating the impact of this new ASU on its consolidated financial statements.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
June 30, 2018
Available for Sale:
U.S. Treasury and federal agency securities	$96,201	$	---	$(2,499)	$93,702
U.S. Agency MBS and CMOs	29,509		4	(860)	28,653
Tax-exempt state and municipal bonds	44,089		204	(535)	43,758
Taxable state and municipal bonds	45,371		5	(1,053)	44,323
Corporate bonds and other debt securities	8,425		---	(91)	8,334
	$223,595		$213	$(5,038)	$218,770
Held to Maturity
Tax-exempt state and municipal bonds	$79,569		$1,375	$(408)	$80,536

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
December 31, 2017
Available for Sale:
U.S. Treasury and federal agency securities	$103,309	$	---	$(1,345)	$101,964
U.S. Agency MBS and CMOs	23,797		7	(419)	23,385
Tax-exempt state and municipal bonds	41,684		519	(146)	42,057
Taxable state and municipal bonds	44,267		10	(542)	43,735
Corporate bonds and other debt securities	8,149		1	(41)	8,109
Other equity securities	1,500		---	(30)	1,470
	$222,706		$537	$(2,523)	$220,720
Held to Maturity
Tax-exempt state and municipal bonds	$85,827		$806	$(181)	$86,452

There were no sales of securities in the three and six month periods ended June 30, 2018.  Proceeds from the sale of securities available for sale were $2.4 million in the three month period ended June 30, 2017 and $5.8 million in the six month period ended June 30, 2017 resulting in no gains or losses on sale for the three month period ended June 30, 2017 and net gains of $3,000 for the six month period ended June 30, 2017, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $3,000 ($2,000 net of tax) from accumulated comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the six month period ended June 30, 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at June 30, 2018 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,095	$14,126	$14,875	$14,820
Due from one to five years	26,634	26,962	127,872	124,892
Due from five to ten years	14,457	14,753	51,872	50,915
Due after ten years	24,383	24,695	28,976	28,143
	$79,569	$80,536	$223,595	$218,770

Securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$45,027	$(990)	$43,172	$(1,422)	$88,199	$(2,412)
U.S. Agency MBS and CMOs	21,112	(603)	5,526	(257)	26,638	(860)
Tax-exempt state and municipal bonds	32,386	(752)	4,079	(191)	36,465	(943)
Taxable state and municipal bonds	31,882	(633)	11,065	(420)	42,947	(1,053)
Corporate bonds and other debt securities	9,605	(138)	2,231	(40)	11,836	(178)
Total temporarily impaired	$140,012	$(3,116)	$66,073	$(2,330)	$206,085	$(5,446)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$50,614	$(439)	$43,787	$(876)	$94,401	$(1,315)
U.S. Agency MBS and CMOs	16,719	(249)	6,228	(170)	22,947	(419)
Tax-exempt state and municipal bonds	20,124	(243)	4,208	(82)	24,332	(325)
Taxable state and municipal bonds	30,331	(279)	9,781	(265)	40,112	(544)
Corporate bonds and other debt securities	8,021	(42)	2,250	(29)	10,271	(71)
Other equity securities	---	---	1,470	(30)	1,470	(30)
Total temporarily impaired	$125,809	$(1,252)	$67,724	$(1,452)	$193,533	$(2,704)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three and six month periods ended June 30, 2018 and 2017.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2018 and December 31, 2017.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Commercial and industrial	$458,468	$465,208

Commercial real estate:
Residential developed	13,901	11,888
Unsecured to residential developers	2,517	2,332
Vacant and unimproved	36,268	39,752
Commercial development	738	1,103
Residential improved	83,223	90,467
Commercial improved	299,766	298,714
Manufacturing and industrial	110,588	97,679
Total commercial real estate	547,001	541,935

Consumer
Residential mortgage	238,419	224,452
Unsecured	190	226
Home equity	76,787	82,234
Other secured	6,821	6,254
Total consumer	322,217	313,166

Total loans	1,327,686	1,320,309
Allowance for loan losses	(16,695)	(16,600)
	$1,310,991	$1,303,709

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,506	$6,532	$3,603	$34	$16,675
Charge-offs	---	---	(30)	---	(30)
Recoveries	55	257	38	---	350
Provision for loan losses	(412)	87	40	(15)	(300)
Ending Balance	$6,149	$6,876	$3,651	$19	$16,695

Three months ended June 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,469	$6,598	$3,591	$38	$16,696
Charge-offs	(108)	---	(31)	---	(139)
Recoveries	41	456	16	---	513
Provision for loan losses	(66)	(471)	45	(8)	(500)
Ending Balance	$6,336	$6,583	$3,621	$30	$16,570

Six months ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,478	$6,590	$3,494	$38	$16,600
Charge-offs	(66)	---	(60)	---	(126)
Recoveries	89	460	72	---	621
Provision for loan losses	(352)	(174)	145	(19)	(400)
Ending Balance	$6,149	$6,876	$3,651	$19	$16,695

Six months ended June 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,345	$6,703	$3,871	$43	$16,962
Charge-offs	(108)	---	(57)	---	(165)
Recoveries	64	618	91	---	773
Provision for loan losses	35	(738)	(284)	(13)	(1,000)
Ending Balance	$6,336	$6,583	$3,621	$30	$16,570

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$306	$325	$524	$	---	$1,155
Collectively evaluated for impairment	5,843	6,551	3,127		19	15,540
Total ending allowance balance	$6,149	$6,876	$3,651		$19	$16,695

Loans:
Individually reviewed for impairment	$2,558	$5,235	$7,025	$	---	$14,818
Collectively evaluated for impairment	455,910	541,766	315,192		---	1,312,868
Total ending loans balance	$458,468	$547,001	$322,217	$	---	$1,327,686

December 31, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$497	$197	$514	$	---	$1,208
Collectively evaluated for impairment	5,981	6,393	2,980		38	15,392
Total ending allowance balance	$6,478	$6,590	$3,494		$38	$16,600

Loans:
Individually reviewed for impairment	$6,402	$7,332	$8,345	$	---	$22,079
Collectively evaluated for impairment	458,806	534,603	304,821		---	1,298,230
Total ending loans balance	$465,208	$541,935	$313,166	$	---	$1,320,309

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2018 (dollars in thousands):

June 30, 2018	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$954	$954	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	136	136		---
Commercial development	---	---		---
Residential improved	894	894		---
Commercial improved	1,730	1,730		---
Manufacturing and industrial	---	---		---
	2,760	2,760		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$3,714	$3,714	$	---

With an allowance recorded:
Commercial and industrial	$1,604	$1,604		$306

Commercial real estate:
Residential developed	175	175		2
Unsecured to residential developers	---	---		---
Vacant and unimproved	116	116		3
Commercial development	---	---		---
Residential improved	208	208		14
Commercial improved	1,580	1,580		296
Manufacturing and industrial	396	396		10
	2,475	2,475		325
Consumer:
Residential mortgage	5,753	5,753		429
Unsecured	---	---		---
Home equity	1,272	1,272		95
Other secured	---	---		---
	7,025	7,025		524
Total with an allowance recorded	$11,104	$11,104		$1,155
Total	$14,818	$14,818		$1,155

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIATED FINANCIAL STATEMENTS
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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Average of impaired loans during the period:
Commercial and industrial	$3,959	$5,342	$5,872	$6,093

Commercial real estate:
Residential developed	176	183	177	184
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	254	262	211	320
Commercial development	---	189	63	189
Residential improved	1,175	2,665	1,315	3,376
Commercial improved	3,327	5,995	3,529	6,077
Manufacturing and industrial	399	327	326	276

Consumer	7,487	10,812	7,777	11,153

Interest income recognized during impairment:
Commercial and industrial	215	239	517	517
Commercial real estate	61	125	135	252
Consumer	70	118	155	226

Cash-basis interest income recognized
Commercial and industrial	230	266	524	531
Commercial real estate	50	126	129	249
Consumer	65	120	152	227

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$2	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	---		---
Residential improved	15		---
Commercial improved	106		---
Manufacturing and industrial	---		---
	121		---
Consumer:
Residential mortgage	2		---
Unsecured	---		---
Home equity	---		---
Other secured	---		---
	2		---
Total	$125	$	---

December 31, 2017	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$4	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	190		---
Residential improved	89		---
Commercial improved	106		---
Manufacturing and industrial	---		---
	385		---
Consumer:
Residential mortgage	2		---
Unsecured	4		---
Home equity	---		---
Other secured	---		---
	6		---
Total	$395	$	---

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans (dollars in thousands):

June 30, 2018	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$70	$	---	$70	$458,398	$458,468

Commercial real estate:
Residential developed	---		---	---	13,901	13,901
Unsecured to residential developers	---		---	---	2,517	2,517
Vacant and unimproved	---		---	---	36,268	36,268
Commercial development	---		---	---	738	738
Residential improved	---		15	15	83,208	83,223
Commercial improved	10		106	116	299,650	299,766
Manufacturing and industrial	---		---	---	110,588	110,588
	10		121	131	546,870	547,001
Consumer:
Residential mortgage	174		---	174	238,245	238,419
Unsecured	---		---	---	190	190
Home equity	150		---	150	76,637	76,787
Other secured	---		---	---	6,821	6,821
	324		---	324	321,893	322,217
Total	$404		$121	$525	$1,327,161	$1,327,686

December 31, 2017	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$290	$	---	$290	$464,918	$465,208

Commercial real estate:
Residential developed	---		---	---	11,888	11,888
Unsecured to residential developers	---		---	---	2,332	2,332
Vacant and unimproved	---		---	---	39,752	39,752
Commercial development	---		190	190	913	1,103
Residential improved	---		89	89	90,378	90,467
Commercial improved	125		---	125	298,589	298,714
Manufacturing and industrial	---		---	---	97,679	97,679
	125		279	404	541,531	541,935
Consumer:
Residential mortgage	215		---	215	224,237	224,452
Unsecured	10		---	10	216	226
Home equity	76		---	76	82,158	82,234
Other secured	---		---	---	6,254	6,254
	301		---	301	312,865	313,166
Total	$716		$279	$995	$1,319,314	$1,320,309

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,155,000 and $1,208,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2018 and December 31, 2017, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	18	$2,559	19	$6,402
Commercial real estate	30	5,235	33	7,332
Consumer	88	7,024	99	8,345
	136	$14,818	151	$22,079

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of June 30, 2018 and December 31, 2017.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	June 30, 2018		December 31, 2017
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		13,434		16,809
Accruing TDR - upgraded to accruing after six consecutive payments		1,261		4,955
		$14,695		$21,764

The following tables present information regarding troubled debt restructurings executed during the three month periods ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---
Commercial real estate	---		---		---	1		1,018		---
Consumer	2		24		---	2		174		---
	2		24	$	---	3		$1,192	$	---

The following tables present information regarding troubled debt restructurings executed during the six month periods ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
	# of Loans	Pre-TDR Balance		Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	---	$	---	$	---	---	$	---	$	---
Commercial real estate	3		492		---	1		1,018		---
Consumer	4		92		---	2		174		---
	7		584	$	---	3		$1,192	$	---

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

Payment defaults on TDRs have been minimal and during the three and six month periods ended June 30, 2018 and 2017, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
  MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of June 30, 2018 and December 31, 2017, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

June 30, 2018		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$10,121	$147,480	$285,164	$14,328	$1,373	$2	$	---	$458,468

Commercial real estate:
Residential developed		---	---	---	13,280	621	---	---		---	13,901
Unsecured to residential developers		---	---	---	2,517	---	---	---		---	2,517
Vacant and unimproved		---	---	9,192	24,060	3,016	---	---		---	36,268
Commercial development		---	---	93	645	---	---	---		---	738
Residential improved		---	---	7,098	74,723	1,133	253	16		---	83,223
Commercial improved		---	2,698	72,439	220,695	2,800	1,029	105		---	299,766
Manufacturing & industrial		---	2,319	26,340	76,869	5,060	---	---		---	110,588
	$	---	$15,138	$262,642	$697,953	$26,958	$2,655	$123	$	---	$1,005,469

December 31, 2017		1	2	3	4	5	6	7		8	Total
Commercial and industrial	$	---	$15,002	$137,774	$291,373	$15,170	$5,885	$4	$	---	$465,208

Commercial real estate:
Residential developed		---	---	48	11,068	772	---	---		---	11,888
Unsecured to residential developers		---	---	---	2,332	---	---	---		---	2,332
Vacant and unimproved		---	---	19,244	17,332	3,176	---	---		---	39,752
Commercial development		---	---	104	809	---	---	190		---	1,103
Residential improved		---	---	7,275	80,818	1,533	752	89		---	90,467
Commercial improved		---	1,398	64,043	228,888	3,353	926	106		---	298,714
Manufacturing & industrial		---	927	44,714	49,238	2,311	489	---		---	97,679
	$	---	$17,327	$273,202	$681,858	$26,315	$8,052	$389	$	---	$1,007,143

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2018	December 31, 2017
Not classified as impaired	$442	$2,010
Classified as impaired	2,336	6,431
Total commercial loans classified substandard or worse	$2,778	$8,441

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2018	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$238,419	$190	$76,787	$6,821
Nonperforming	---	---	---	---
Total	$238,419	$190	$76,787	$6,821

December 31, 2017	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$224,452	$226	$82,234	$6,254
Nonperforming	---	---	---	---
Total	$224,452	$226	$82,234	$6,254

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017
Beginning balance	$9,140	$22,864	$22,864
Additions, transfers from loans	293	120	60
Proceeds from sales of other real estate owned	(1,765)	(7,034)	(5,601)
Valuation allowance reversal upon sale	(2,508)	(7,367)	(6,395)
Gain / (loss) on sales of other real estate owned	(132)	557	470
	5,028	9,140	11,398
Less: valuation allowance	(1,156)	(3,373)	(4,301)
Ending balance	$3,872	$5,767	$7,097

Activity in the valuation allowance was as follows (dollars in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Beginning balance	$3,373	$10,611
Additions charged to expense	291	85
Reversals upon sale	(2,508)	(6,395)
Ending balance	$1,156	$4,301

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
U.S. Treasury and federal agency securities	$93,702	$	---	$93,702	$	---
U.S. Agency MBS and CMOs	28,653		---	28,653		---
Tax-exempt state and municipal bonds	43,758		---	43,758		---
Taxable state and municipal bonds	44,323		---	44,323		---
Corporate bonds and other debt securities	8,334		---	8,334		---
Other equity securities	1,435		---	1,435		---
Loans held for sale	61		---	61		---
Interest rate swaps	404		---	---		404
Interest rate swaps	(404)		---	---		(404)

December 31, 2017
U.S. Treasury and federal agency securities	$101,964	$	---	$101,964	$	---
U.S. Agency MBS and CMOs	23,385		---	23,385		---
Tax-exempt state and municipal bonds	42,057		---	42,057		---
Taxable state and municipal bonds	43,735		---	43,735		---
Corporate bonds and other debt securities	8,109		---	8,109		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	1,208		---	1,208		---
Interest rate swaps	197		---	---		197
Interest rate swaps	(197)		---	---		(197)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2018
Impaired loans	$2,483	$	---	$	---	$2,483
Other real estate owned	1,738		---		---	1,738

December 31, 2017
Impaired loans	$2,278	$	---	$	---	$2,278
Other real estate owned	3,658		---		---	3,658

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
June 30, 2018
Impaired Loans	$2,483	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	1,738	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2017
Impaired Loans	$2,278	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	3,658	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 22.0
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2018 and December 31, 2017 (dollars in thousands):

	Level in Fair Value Hierarchy	June 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$37,105	$37,105	$34,945	$34,945
Cash equivalents	Level 2	107,416	107,416	126,522	126,522
Securities held to maturity	Level 3	79,569	80,536	85,827	86,452
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,308,508	1,315,257	1,301,431	1,296,633
Bank owned life insurance	Level 3	40,744	40,744	40,243	40,243
Accrued interest receivable	Level 2	5,078	5,078	4,680	4,680

Financial liabilities
Deposits	Level 2	(1,580,461)	(1,580,641)	(1,579,010)	(1,579,016)
Other borrowed funds	Level 2	(65,667)	(64,570)	(92,118)	(91,313)
Long-term debt	Level 2	(41,238)	(36,962)	(41,238)	(36,546)
Accrued interest payable	Level 2	(704)	(704)	(604)	(604)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

The estimated fair values of financial instruments disclosed above as of June 30, 2018 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.  The fair values shown as of December 31, 2017 and prior use an “entry price” approach.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Noninterest-bearing demand	$496,605	$490,583
Interest bearing demand	396,180	408,865
Savings and money market accounts	584,299	587,931
Certificates of deposit	103,377	91,631
	$1,580,461	$1,579,010

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $26.6 million at June 30, 2018 and $25.0 million at December 31, 2017.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
June 30, 2018
Single maturity fixed rate advances	$45,000	September 2018 to May 2023	1.78%
Amortizable mortgage advances	667	July 2018	3.63%
Putable advances	20,000	November 2024	1.81%
	$65,667

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2017
Single maturity fixed rate advances	$70,000	February 2018 to April 2021	1.59%
Amortizable mortgage advances	2,118	March 2018 to July 2018	3.78%
Putable advances	20,000	November 2024	1.81%
	$92,118

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $491.0 million and $493.2 million under a blanket lien arrangement at June 30, 2018 and December 31, 2017, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of June 30, 2018 were as follows (in thousands):

2018	$20,667
2019	10,000
2020	---
2021	10,000
2022	---
Thereafter	25,000
$65,667

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at June 30, 2018 and December 31, 2017, and the Company had approximately $16.8 million and $11.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $18.5 million and $13.2 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2018 and 2017 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income available to common shares	$6,728	$4,762	12,483	$9,223

Weighted average shares outstanding, including participating stock awards - Basic	34,016,679	33,942,318	34,013,555	33,941,668

Dilutive potential common shares:
Stock options	---	5,809	597	6,703
Weighted average shares outstanding- Diluted	34,016,679	33,948,127	34,014,152	33,948,371

Basic earnings per common share	$0.20	$0.14	0.37	$0.27

Diluted earnings per common share	$0.20	$0.14	0.37	$0.27

There were no antidilutive shares of common stock in the three and six month periods ended June 30, 2018 and 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Current	$1,294	$(62)	$2,232	$1,742
Deferred	140	2,191	427	2,353
	$1,434	$2,129	$2,659	$4,095

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Statutory rate	21%	35%	21%	35%
Statutory rate applied to income before taxes	$1,714	$2,412	$3,180	$4,661
Deduct
Tax-exempt interest income	(183)	(186)	(362)	(369)
Bank-owned life insurance	(50)	(85)	(100)	(168)
Other, net	(47)	(12)	(59)	(29)
	$1,434	$2,129	$2,659	$4,095

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at June 30, 2018 or December 31, 2017.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2018	December 31, 2017
Deferred tax assets
Allowance for loan losses	$3,506	$3,486
Nonaccrual loan interest	301	346
Valuation allowance on other real estate owned	243	708
Unrealized loss on securities available for sale	1,020	417
Other	271	229
Gross deferred tax assets	5,341	5,186
Valuation allowance	---	---
Total net deferred tax assets	5,341	5,186

Deferred tax liabilities
Depreciation	(949)	(977)
Prepaid expenses	(183)	(183)
Other	(249)	(241)
Gross deferred tax liabilities	(1,381)	(1,401)
Net deferred tax asset	$3,960	$3,785

There were no unrecognized tax benefits at June 30, 2018 or December 31, 2017 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2014.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2018	December 31, 2017
Commitments to make loans	$101,315	$111,681
Letters of credit	18,519	11,317
Unused lines of credit	496,157	457,485

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $10.0 million and $5.8 million at June 30, 2018 and December 31, 2017, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At June 30, 2018, approximately 45.7% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2018, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At June 30, 2018 and December 31, 2017, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
CET1 capital (to risk weighted assets)
Consolidated	$183,526	11.8%	$69,797	4.5%	$98,879	6.4%	N/A	N/A
Bank	217,299	14.0	69,790	4.5	98,870	6.4	$100,808	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	223,526	14.4	93,062	6.0	122,144	7.9	N/A	N/A
Bank	217,299	14.0	93,054	6.0	122,133	7.9	124,072	8.0
Total capital (to risk weighted assets)
Consolidated	240,221	15.5	124,083	8.0	153,165	9.9	N/A	N/A
Bank	233,994	15.1	124,072	8.0	153,151	9.9	155,090	10.0
Tier 1 capital (to average assets)
Consolidated	223,526	11.9	75,094	4.0	N/A	N/A	N/A	N/A
Bank	217,299	11.6	75,031	4.0	N/A	N/A	93,789	5.0

December 31, 2017
CET1 capital (to risk weighted assets)
Consolidated	$174,258	11.3%	$69,326	4.5%	$88,583	5.8%	N/A	N/A
Bank	208,356	13.5	69,257	4.5	88,495	5.8	$100,038	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	214,258	13.9	92,435	6.0	111,692	7.3	N/A	N/A
Bank	208,356	13.5	92,343	6.0	111,581	7.3	123,124	8.0
Total capital (to risk weighted assets)
Consolidated	230,858	15.0	123,246	8.0	142,504	9.3	N/A	N/A
Bank	224,956	14.6	123,124	8.0	142,362	9.3	153,905	10.0
Tier 1 capital (to average assets)
Consolidated	214,258	11.9	72,138	4.0	N/A	N/A	N/A	N/A
Bank	208,356	11.6	72,076	4.0	N/A	N/A	90,095	5.0

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2018 and December 31, 2017, respectively, qualified as Tier 1 capital. Refer to our 2017 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at June 30, 2018 and December 31, 2017.

Index
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

At June 30, 2018, we had total assets of $1.87 billion, total loans of $1.33 billion, total deposits of $1.58 billion and shareholders' equity of $179.7 million.  For the second quarter of 2018, we recognized net income of $6.7 million compared to $4.8 million in the second quarter of 2017.  For the six months ended June 30, 2018, we recognized net income of $12.5 million compared to $9.2 million for the same period in 2017.  The Bank was categorized as “well capitalized” under regulatory capital standards at June 30, 2018.

We paid a dividend of $0.04 per share in the first and second quarters of 2017 and $0.05 per share in the third and fourth quarters of 2017.  We increased the dividend to $0.06 per share for the first and second quarters of 2018.

RESULTS OF OPERATIONS

Summary:  Net income for the quarter ended June 30, 2018 was $6.7 million compared to $4.8 million in the second quarter of 2017.  Net income per common share on a diluted basis was $0.20 for the second quarter of 2018 and $0.14 for the second quarter of 2017.  Net income for the six months ended June 30, 2018 was $12.5 million, compared to $9.2 million for the same period in 2017.  Net income per share on a diluted basis for the six months ended June 30, 2018 was $0.37 compared to $0.27 for the same period in 2017.

The increase in earnings in the three months ended June 30, 2018 compared to the same period in 2017 was due primarily to increased net interest income and lower income tax expense.  Net interest income increased to $14.7 million in the three months ended June 30, 2018 compared to $12.7 million in the same period in 2017.  Income tax expense was lower by $695,000 in the second quarter of 2018 primarily due to the effects of tax reform signed at the end of 2017, reducing the corporate federal income tax rate from 35% to 21%.

The increase in earnings in the six months ended June 30, 2018 compared to the same periods in 2017 was also due primarily to increased net interest income and lower income tax expense.  Net interest income increased to $28.8 million in the six months ended June 30, 2018 compared to $25.3 million in the same period in 2017.  Income tax expense was lower by $1.4 million in the six months ended June 30, 2018 primarily due to the effects of tax reform signed at the end of 2017.

Other items impacting earnings in the three and six month periods ended June 30, 2018 included nonperforming asset expenses (including administration costs and losses), which were $83,000 for three months ended June 30, 2018 and $544,000 for the six months ended June 30, 2018 compared to a negative $158,000 and a negative $63,000 for the same periods in 2017 as we experienced net gains on sales of other real estate owned in the 2017 periods.  Also, the provision for loan losses was a negative $300,000 for the three months ended June 30, 2018 and negative $400,000 for the six months ended June 30, 2018 compared to a negative $500,000 and a negative $1.0 million for the same periods in 2017.  We again were in a net loan recovery position for the three months ended June 30, 2018, with $320,000 in net loan recoveries, compared to $374,000 in net loan recoveries in the same period in 2017.  We were also in a net loan recovery position for the year to date period, with $495,000 in net loan recoveries in the six month period ended June 30, 2018 compared to $608,000 in the same period in 2017.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $14.7 million for the three months ended June 30, 2018 compared to $12.7 million for the same period in 2017.

Net interest income was positively impacted in three months ended June 30, 2018 by an increase in average earning assets of $162.1 million compared to the same period in 2017.  Also, our average yield on earning assets for the three months ended June 30, 2018 increased 28 basis points compared to the same period in 2017 from 3.58% to 3.86%.

Average interest earning assets totaled $1.76 billion for three months ended June 30, 2018 compared to $1.59 billion for the same period in 2017. An increase of $59.0 million in average securities between periods and an increase of $64.5 million in average loans were the primary drivers of the increase.  The net interest margin was 3.37% for the three months ended June 30, 2018 compared to 3.24% for the same period in 2017.  Yield on commercial loans increased from 4.02% for three months ended June 30, 2017 to 4.45% for the same period in 2018.  Yield on residential mortgage loans increased from 3.47% for the three months ended June 30, 2017 to 3.55% for the same period in 2018, while yields on consumer loans increased from 4.17% for the second quarter of 2017 to 4.73% for the second quarter of 2018.

Index
Average interest earning assets totaled $1.74 billion for six months ended June 30, 2018 compared to $1.59 billion for the same period in 2017. An increase of $55.6 million in average securities between periods and an increase of $56.4 million in average loans were the primary drivers of the increase.  The net interest margin was 3.35% for the six months ended June 30, 2018 compared to 3.25% for the same period in 2017.  Yield on commercial loans increased from 4.03% for six months ended June 30, 2017 to 4.38% for the same period in 2018.  Yield on residential mortgage loans increased from 3.47% for the six months ended June 30, 2017 to 3.52% for the same period in 2018, while yields on consumer loans increased from 4.08% for the first half of 2017 to 4.60% for the first half of 2018.

The Federal Reserve Board increased the target federal funds rate by 100 basis points between December 2016 and December 2017, by 25 basis points in March 2018 and by 25 basis points in June 2018.  These increases have had a net positive impact on our net interest margin position in the three and six months periods ended June 30, 2018 as more loans repriced at the higher rate than our funding sources.

Also positively impacting net interest income and resulting yields in each period was the recognition of interest that had been deferred on nonaccrual commercial loans upon payoff of these loans.  This interest totaled $20,000 in the three months ended June 30, 2018 and $52,000 in the three months ended June 30, 2017 and $76,000 in the six months ended June 30, 2018 compared to $318,000 in the same period in 2017.

The cost of funds increased to 0.70% in the second quarter of 2018 compared to 0.49% in the second quarter of 2017. For the first six months of 2018, the cost of funds increased to 0.66% compared to 0.48% for the same period in 2017.  Increases in the rates paid on our savings and money market accounts in response to the federal funds rate increases over the past year caused the increase in our cost of funds.

Index
The following table shows an analysis of net interest margin for the three month periods ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended June 30,
	2018			2017
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$179,954	$917	2.04%	$145,596	$646	1.77%
Tax-exempt securities (1)	131,162	905	3.55	106,495	545	3.21
Commercial loans (2)	1,007,037	11,322	4.45	956,815	9,730	4.02
Residential mortgage loans	237,116	2,102	3.55	214,857	1,863	3.47
Consumer loans	83,181	982	4.73	91,157	948	4.17
Federal Home Loan Bank stock	11,558	121	4.15	11,558	121	4.15
Federal funds sold and other short-term investments	106,901	487	1.80	68,371	189	1.09
Total interest earning assets (1)	1,756,909	16,836	3.86	1,594,849	14,042	3.58

Noninterest earning assets:
Cash and due from banks	31,330			30,499
Other	84,320			98,227
Total assets	$1,872,559			$1,723,575

Liabilities
Deposits:
Interest bearing demand	$409,334	$253	0.24%	$325,429	$68	0.08%
Savings and money market accounts	606,231	769	0.51	557,075	350	0.25
Time deposits	105,389	297	1.14	79,085	139	0.70
Borrowings:
Other borrowed funds	73,414	322	1.74	87,894	358	1.61
Long-term debt	41,238	542	4.17	41,238	422	4.05
Total interest bearing liabilities	1,235,606	2,183	0.70	1,090,721	1,337	0.49

Noninterest bearing liabilities:
Noninterest bearing demand accounts	454,454			458,186
Other noninterest bearing liabilities	5,750			6,427
Shareholders' equity	176,749			168,241
Total liabilities and shareholders' equity	$1,872,559			$1,723,575

Net interest income		$14,653			$12,705

Net interest spread (1)			3.16%			3.09%
Net interest margin (1)			3.37%			3.24%
Ratio of average interest earning assets to average interest bearing liabilities	142.19%			146.22%

(1)	Yields are presented on a tax equivalent basis using a 21% and a 35% tax rate at June 30, 2018 and 2017, respectively.
(2)
Includes loan fees of $171,000 and $157,000 for the three months ended June 30, 2018 and 2017.  Includes average nonaccrual loans of approximately $125,000 and $592,000 for the three months ended June 30, 2018 and 2017.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2018 and 2017 (dollars in thousands):

	For the six months ended June 30,
	2018			2017
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$179,540	$1,785	1.99%	$146,612	$1,285	1.75%
Tax-exempt securities (1)	130,195	1,781	3.52	107,546	1,084	3.18
Commercial loans (2)	1,003,350	22,082	4.38	956,484	19,387	4.03
Residential mortgage loans	232,925	4,096	3.52	216,050	3,743	3.47
Consumer loans	84,876	1,937	4.60	92,263	1,865	4.08
Federal Home Loan Bank stock	11,558	318	5.47	11,558	245	4.21
Federal funds sold and other short-term investments	101,371	856	1.68	56,832	281	0.98
Total interest earning assets (1)	1,743,815	32,855	3.81	1,587,345	27,890	3.58

Noninterest earning assets:
Cash and due from banks	29,975			28,387
Other	85,519			99,424
Total assets	$1,859,309			$1,715,156

Liabilities
Deposits:
Interest bearing demand	$394,798	$399	0.21%	$323,231	$138	0.08%
Savings and money market accounts	605,743	1,383	0.46	553,404	641	0.23
Time deposits	101,678	530	1.05	78,529	259	0.67
Borrowings:
Other borrowed funds	80,405	692	1.71	93,427	740	1.57
Long-term debt	41,238	1,015	4.90	41,238	824	3.98
Total interest bearing liabilities	1,223,862	4,019	0.66	1,089,829	2,602	0.48

Noninterest bearing liabilities:
Noninterest bearing demand accounts	454,278			453,583
Other noninterest bearing liabilities	5,829			5,454
Shareholders' equity	175,340			166,290
Total liabilities and shareholders' equity	$1,859,309			$1,715,156

Net interest income		$28,836			$25,288

Net interest spread (1)			3.15%			3.10%
Net interest margin			3.35%			3.25%
Ratio of average interest earning assets to average interest bearing liabilities	142.48%			145.65%

(1)	Yields are presented on a tax equivalent basis using a 21% and a 35% tax rate at June 30, 2018 and 2017, respectively.
(2)
Includes loan fees of $297,000 and $366,000 for the six months ended June 30, 2018 and 2017.  Includes average nonaccrual loans of approximately $311,000 and $488,000 for the six months ended June 30, 2018 and 2017.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate:

	For the three months ended June 30, 2018 vs 2017 Increase (Decrease) Due to			For the six months ended June 30, 2018 vs 2017 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)

Interest income
Taxable securities	$166	$105	$271	$313	$187	$500
Tax-exempt securities	245	115	360	449	248	697
Commercial loans	529	1,063	1,592	980	1,715	2,695
Residential mortgage loans	197	42	239	296	57	353
Consumer loans	(395)	429	34	(344)	416	72
Federal Home Loan Bank stock	---	---	---	---	73	73
Federal funds sold and other short-term investments	139	159	298	304	271	575
Total interest income	881	1,913	2,794	1,998	2,967	4,965

Interest expense
Interest bearing demand	$22	$163	$185	$36	$225	$261
Savings and money market accounts	33	386	419	66	676	742
Time deposits	56	102	158	91	180	271
Other borrowed funds	(175)	139	(36)	(187)	139	(48)
Long-term debt	---	120	120	---	191	191
Total interest expense	(64)	910	846	6	1,411	1,417
Net interest income	$945	$1,003	$1,948	$1,992	$1,556	$3,548

Provision for Loan Losses: The provision for loan losses for the three months ended June 30, 2018 was a negative $300,000 compared to a negative $500,000 for the same period in 2017.  The negative provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $320,000 in the three months ended June 30, 2018 and $374,000 in the same period in 2017.  At June 30, 2018, we had experienced net loan recoveries in each of the past fourteen quarters.  The provision for loan losses for the first half of 2018 was a negative $400,000 compared to a negative $1.0 million for the same period in 2017.

Gross loan recoveries were $350,000 for the three months ended June 30, 2018 and $513,000 for the same period in 2017.  In the three months ended June 30, 2018, we had $30,000 in charge-offs, compared to $139,000 in the same period in 2017.  For the six months ended June 30, 2018, we experienced gross loan recoveries of $621,000 compared to $773,000 for the same period in 2017. Gross charge-offs for the six months ended June 30, 2018 were $126,000 compared to $165,000 for the same period in 2017.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they will not continue at the same level we have experienced the past several quarters.

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

Index
Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2018 was $4.5 million and $8.6 million compared to $4.5 million and $8.7 million and for the same periods in 2017.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Service charges and fees on deposit accounts	$1,060	$1,110	2,110	$2,170
Net gains on mortgage loans	222	476	363	904
Trust fees	945	833	1,870	1,611
Gain as sales of securities	---	---	---	3
ATM and debit card fees	1,414	1,338	2,692	2,539
Bank owned life insurance (“BOLI”) income	237	243	475	481
Investment services fees	271	250	495	466
Other income	319	228	594	535
Total noninterest income	$4,468	$4,478	$8,599	$8,709

Net gains on mortgage loans were down $254,000 in the three months ended June 30, 2018 and down $541,000 in the six months ended June 30, 2018 compared to same periods in 2017 as a result of an overall shift in the mix from loans originated for sale to loans originated for portfolio as well as lower overall origination volume.  Mortgage loans originated for sale in the three months ended June 30, 2018 were $8.4 million, compared to $16.8 million in the same period in 2017.  Mortgage loans originated for portfolio in three months ended June 30, 2018 were $18.8 million, compared to $12.2 million in the same period in 2017.  For the first six months of 2018, mortgages originated for sale were $13.5 million, compared to $33.7 million for the same period in 2017.  Mortgage loans originated for portfolio in the first half of 2018 were $34.9 million, compared to $21.3 million for the first half of 2017.

ATM and debit card fees were up in the three months ended June 30, 2018 due to higher volume of usage by our customers.  Trust fees were up for the three and six months ended June 30, 2018 due to success in growing the number of trust customer relationships we have and favorable investment market value changes.

Noninterest Expense: Noninterest expense increased to $11.3 million for the three month period ended June 30, 2018, from $10.8 million for the same period in 2017.  Noninterest expense increased to $22.7 million for the six month period ended June 30, 2018 compared to $21.7 million for the same period in 2017.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Salaries and benefits	$6,389	$6,153	$12,583	$12,152
Occupancy of premises	973	991	2,045	2,017
Furniture and equipment	773	750	1,578	1,482
Legal and professional	215	197	417	422
Marketing and promotion	229	225	457	453
Data processing	797	731	1,493	1,413
FDIC assessment	132	134	264	270
Interchange and other card expense	359	324	691	637
Bond and D&O insurance	110	118	219	234
Net (gains) losses on repossessed and foreclosed properties	17	(300)	423	(385)
Administration and disposition of problem assets	66	142	121	322
Outside services	401	408	800	857
Other noninterest expense	798	919	1,602	1,805
Total noninterest expense	$11,259	$10,792	$22,693	$21,679

Most categories of noninterest expense were relatively flat or had reductions compared to the three months ended June 30, 2017 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $236,000 in the three months ended June 30, 2018 from same period in 2017 and was up $431,000 for the first six months of 2018. This increase is due to annual performance adjustments and inflationary increases in salaries as well as a higher level of costs associated with employee benefits.  Variable based compensation was up $16,000 compared to the three months ended June 30, 2017 and was down $34,000 for the first six months of 2018 compared to the same period in 2017 due to mortgage production volumes.

Index
Data processing costs continue to increase as more customers choose to use electronic and mobile banking options.  Data processing costs were up $66,000 in the three months ended June 30, 2018 and were up $80,000 for the first six months of 2018.

While costs associated with administration and disposition of problem assets have increased in 2018, they have decreased significantly over the past several years and have normalized.  These expenses include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  The net expense increased from 2017 to 2018, primarily due to realizing net losses on sales in the first three and six months of 2018 compared to net gains on sales in same periods in 2017.  Actual holding costs were down in 2018.

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Legal and professional – nonperforming assets	$9	$18	$22	$35
Repossessed and foreclosed property administration	57	124	99	287
Net (gains) losses on repossessed and foreclosed properties	17	(300)	423	(385)
Total	$83	$(158)	$544	$(63)

As the level of problem loans and assets have declined, the costs associated with these nonperforming assets have decreased significantly over the past several years.  Other real estate owned decreased from $7.1 million at June 30, 2017 to $3.9 million at June 30, 2018.  During the second quarter of 2017, we sold our largest individual other real estate owned property at that time (carry value of $3.4 million) for a net gain of $68,000.   This property was responsible for a significant portion of our nonperforming asset expense, including maintenance, property taxes and utility costs.

Net gains/losses on repossessed assets and foreclosed properties for the three month period ended June 30, 2018 swung unfavorably by $327,000 compared to the same period in 2017.  For the first six months of 2018, net gains/losses swung unfavorably by $602,000 compared to 2017.  These changes were primarily due to net gains/losses on sales of other real estate properties in these periods.  In the three month period ended June 30, 2018, net realized losses of $6,000, compared to net realized gains of $321,000 for the same period in 2017.  For the six month period ended June 30, 2018, net realized losses totaled $132,000, compared to net realized gains of $470,000 for the same period in 2017.

Federal Income Tax Expense: We recorded $1.4 million and $2.7 million in federal income tax expense for the three and six month periods ended June 30, 2018 compared to $2.1 million and $4.1 million in the same periods in 2017.  Our effective tax rate for the three and six month periods ended June 30, 2018 was 17.57% and 17.56%, compared to 30.90% and 30.75%, respectively, for the same periods in 2017.  Federal income tax expense and related effective tax rates were lower in the 2018 periods due to the effect of tax reform legislation enacted at the end of 2017.

FINANCIAL CONDITION

Total assets were $1.87 billion at June 30, 2018, a decrease of $17.7 million from $1.89 billion at December 31, 2017. This change reflected increases of $7.4 million in our loan portfolio and $2.9 million in other assets, offset by decreases of $16.9 million in cash and cash equivalents, $2.0 million in securities available for sale, $1.1 million in loans held for sale and $1.9 in other real estate owned.  Total deposits increased by $1.5 million and other borrowed funds decreased by $26.5 million at June 30, 2018 compared to December 31, 2017.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $144.5 million at June 30, 2018 compared to $161.5 million at December 31, 2017.  The decrease in these balances related primarily to the decrease in total deposits and other borrowed funds.

Securities: Debt securities available for sale were $218.8 million at June 30, 2018 compared to $220.7 million at December 31, 2017. The balance at June 30, 2018 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $85.8 million at December 31, 2017 to $79.6 million at June 30, 2018.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Index
Portfolio Loans and Asset Quality: Total portfolio loans increased by $7.4 million in the first six months of 2018 and were $1.33 billion at June 30, 2018 compared to $1.32 billion at December 31, 2017. During the first six months of 2018, our commercial portfolio decreased by $1.7 million, while our consumer portfolio decreased by $4.9 million and our residential mortgage portfolio increased by $14.0 million.

Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first six months of 2018 increased $13.6 million compared to the same period in 2017, from $21.3 million in the first six months of 2017 to $34.9 million in the same period in 2018.

The volume of residential mortgage loans originated for sale in the first six months of 2018 decreased $20.2 million compared to the same period in 2017 due to a higher interest rate environment. Residential mortgage loans originated for sale were $13.5 million in the first six months of 2018 compared to $33.7 million in the first six months of 2017.

The following table shows our loan origination activity for loans to be held in portfolio during the first six months of 2018 and 2017, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$12,608	4.7%	$970	$1,798	0.9%	$360
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	8,275	3.1	828	5,292	2.7	661
Commercial development	250	0.1	250	125	0.1	125
Residential improved	40,738	15.2	503	23,814	11.9	238
Commercial improved	17,608	6.5	550	35,523	17.8	866
Manufacturing and industrial	36,183	13.5	1,508	13,749	6.9	764
Total commercial real estate	115,662	43.1	718	80,301	40.3	464
Commercial and industrial	94,092	35.1	682	75,201	37.8	602
Total commercial	209,754	78.2	702	155,502	78.1	522

Consumer
Residential mortgage	34,878	13.0	226	21,274	10.7	239
Unsecured	---	---	---	---	---	---
Home equity	21,473	8.0	88	21,177	10.6	84
Other secured	2,059	0.8	27	1,235	0.6	16
Total consumer	58,410	21.8	123	43,686	21.9	104
Total loans	$268,164	100.0%	346	$199,188	100.0%	277

Index
The following table shows a breakout of our commercial loan activity during the first six months of 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Commercial loans originated	$209,754	$155,502
Repayments of commercial loans	(176,238)	(150,401)
Change in undistributed - available credit	(35,190)	(22,666)
Net increase/(decrease) in total commercial loans	$(1,674)	$(17,565)

Overall, the commercial loan portfolio decreased $1.7 million in the first six months of 2018.  Our commercial and industrial portfolio decreased by $6.7 million and our commercial real estate loans increased by $5.1 million.  Our overall production of commercial loans increased by $54.3 million from $155.5 million in the first six months of 2017 compared to $209.8 million in the same period of 2018.  While production was significant, the ending portfolio balance changed only slightly from December 31, 2017 to June 30, 2018 due primarily to large repayments from a handful of commercial customers.  Considering our pipeline of commercial credits at June 30, 2018, we expect to achieve measured, high quality loan portfolio growth throughout the remainder of 2018 consistent with growth experienced in the second half of the previous two years.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 75.7% and 76.3% of the total loan portfolio at June 30, 2018 and December 31, 2017. Residential mortgage and consumer loans comprised approximately 24.3% and 23.7% of total loans at June 30, 2018 and December 31, 2017.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2018		December 31, 2017
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$13,901	1.0%	$11,888	0.9%
Unsecured to residential developers	2,517	0.2	2,332	0.2
Vacant and unimproved	36,268	2.7	39,752	3.1
Commercial development	738	0.1	1,103	---
Residential improved	83,223	6.3	90,467	6.9
Commercial improved	299,766	22.6	298,714	22.6
Manufacturing and industrial	110,588	8.3	97,679	7.4
Total commercial real estate	547,001	41.2	541,935	41.1
Commercial and industrial	458,468	34.5	465,208	35.2
Total commercial	1,005,469	75.7	1,007,143	76.3

Consumer
Residential mortgage	238,419	18.0	224,452	17.0
Unsecured	190	---	226	---
Home equity	76,787	5.8	82,157	6.2
Other secured	6,821	0.5	6,331	0.5
Total consumer	322,217	24.3	313,166	23.7
Total loans	$1,327,686	100.0%	$1,320,309	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Index
Commercial real estate loans accounted for 41.2% and 41.1% of the total loan portfolio at June 30, 2018 and December 31, 2017 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 18.0% of portfolio loans at June 30, 2018 and 17.0% at December 31, 2017.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. We typically hold for portfolio the originations of adjustable rate mortgages while selling into the secondary market the originations of fixed rate mortgages.

The volume of residential mortgage loans originated for sale during the first six months of 2018 decreased from the first six months of 2017 as a result of interest rate conditions.  We are also experiencing a shift in production to financing home purchases versus refinancings.  Volume has been negatively impacted by a shortage in the number of available residential properties for sale in our market areas.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $4.9 million to $83.8 million at June 30, 2018 from $88.7 million at December 31, 2017, due primarily to a decrease in home equity loans.  Consumer loans comprised 6.3% of our portfolio loans at June 30, 2018 and 6.7% at December 31, 2017.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2018, nonperforming assets totaled $4.0 million compared to $6.2 million at December 31, 2017. Additions to other real estate owned in the first six months of 2018 were $293,000, compared to $60,000 in the first six months of 2017.  At June 30, 2018, there were no loans in redemption, so we expect there to be few additions to other real estate owned in 2018.  Proceeds from sales of foreclosed properties were $1.8 million in the first six months of 2018, resulting in net realized loss on sales of $132,000.  Proceeds from sales of foreclosed properties were $5.6 million in the first six months of 2017 resulting in net realized gains on sales of $470,000.    Based upon purchase agreements in place at June 30, 2018 and the sale of our largest individual property in the second quarter of 2017, we expect the level of sales of foreclosed properties to be lower in 2018 than experienced in 2017.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of June 30, 2018, nonperforming loans were negligible and totaled $125,000, or 0.01% of total portfolio loans, compared to $395,000, or 0.03% of total portfolio loans, at December 31, 2017.

Nonperforming loans at June 30, 2018 consisted of $121,000 of commercial real estate loans, $2,000 of commercial and industrial loans, and $2,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $3.9 million at June 30, 2018 and $5.8 million at December 31, 2017. Of this balance at June 30, 2018, there were 14 commercial real estate properties totaling approximately $3.8 million. The remaining balance was comprised of 3 residential properties totaling approximately $81,000.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

Index
At June 30, 2018, our foreclosed asset portfolio had a weighted average age held in portfolio of 6.67 years. Below is a breakout of our foreclosed asset portfolio at June 30, 2018 and December 31, 2017 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	June 30, 2018				December 31, 2017
Foreclosed Asset Property Type	Carrying Value		Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$	---	---%	---%	$60	---%	24.3%
Residential Lot		81	39.2	75.8	109	46.9	73.1
Multi-Family		---	---	---	---	---	---
Vacant Land		800	35.1	49.2	1,345	56.1	60.5
Residential Development		831	41.5	83.6	2,167	30.0	71.8
Commercial Office		---	---	---	---	---	---
Commercial Industrial		---	---	---	---	---	---
Commercial Improved		2,160	6.9	8.1	2,086	6.7	8.0
		$3,872	24.2	58.5	$5,767	33.4	58.3

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2018	December 31, 2017
Nonaccrual loans	$125	$395
Loans 90 days or more delinquent and still accruing	---	---
Total nonperforming loans (NPLs)	125	395
Foreclosed assets	3,872	5,767
Repossessed assets	---	11
Total nonperforming assets (NPAs)	$3,997	$6,173

NPLs to total loans	0.01%	0.03%
NPAs to total assets	0.21%	0.33%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$7,670	$7,024	$14,694	$13,420	$8,344	$21,764
Nonperforming TDRs (1)	124	---	124	315	1	316
Total TDRs	$7,794	$7,024	$14,818	$13,735	$8,345	$22,080

(1)	Included in nonperforming asset table above

Index
We had a total of $14.8 million and $22.1 million of loans whose terms have been modified in TDRs as of June 30, 2018 and December 31, 2017, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $7.3 million from December 31, 2017 to June 30, 2018.  Of this decrease, $3.7 million was due to a seasonal paydown on an commercial operating line of credit that was classified as a TDR.  The remaining decrease was due to paydowns and payoffs of TDRs in the first six months of 2018.  There were 136 loans identified as TDR at June 30, 2018 compared to 151 loans at December 31, 2017.

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

Allowance for loan losses: The allowance for loan losses at June 30, 2018 was $16.7 million, an increase of $95,000 from $16.6 million at December 31, 2017.  The balance of the allowance for loan losses represented 1.26% of total portfolio loans at June 30, 2018 and 1.26% at December 31, 2017.  The allowance for loan losses to nonperforming loan coverage ratio increased from 4,203% at December 31, 2017 to 13,356% at June 30, 2018.

The table below shows the changes in certain credit metrics over the past five quarters (dollars in millions):

	Quarter Ended June 30, 2018	Quarter Ended March 31, 2018	Quarter Ended December 31, 2017	Quarter Ended September 30, 2017	Quarter Ended June 30, 2017
Commercial loans	$1,005.5	$1,007.0	$1,007.1	$949.2	$949.8
Nonperforming loans	0.1	0.3	0.4	0.5	0.7
Other real estate owned and repo assets	3.9	5.2	5.8	6.7	7.1
Total nonperforming assets	4.0	5.5	6.2	7.2	7.8
Net charge-offs (recoveries)	(0.3)	(0.2)	(0.2)	(0.2)	(0.4)
Total delinquencies	0.5	1.6	1.0	0.8	0.8

As discussed earlier, we have had net loan recoveries in each of the last fourteen quarters.  Our total delinquencies have continued to be negligible and were $0.5 million at June 30, 2018 and $1.0 million at December 31, 2017.  Our delinquency percentage at June 30, 2018 was just 0.04%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $95,000 in the first six months of 2018.  We recorded a negative provision for loan losses of $400,000 for the six months ended June 30, 2018 compared to a negative $1.0 million for the same period of 2017.  Net loan recoveries were $495,000 for the six months ended June 30, 2018, compared to net recoveries of $608,000 for the same period in 2017. The ratio of net recoveries to average loans was -0.07% on an annualized basis for the first six months of 2018, compared to -0.10% for the first six months of 2017.

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

Index
Overall, impaired loans declined by $7.3 million to $14.8 million at June 30, 2018 compared to $22.1 million at December 31, 2017.  The specific allowance for impaired loans decreased $53,000 to $1.2 million at June 30, 2018.  The specific allowance for impaired loans represented 7.8% of total impaired loans at June 30, 2018 and 5.5% at December 31, 2017.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.4 million at June 30, 2018 and $12.4 million at December 31, 2017.  The qualitative component of our allowance allocated to commercial loans was $12.3 million at June 30, 2018 down from $12.6 million at December 31, 2017.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.1 million at June 30, 2018 and $3.0 million at December 31, 2017.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $45.9 million at June 30, 2018, down $722,000 from $46.6 million at December 31, 2017 as a result of depreciation expense exceeding acquisition cost during that period.

Deposits and Other Borrowings: Total deposits increased $1.5 million to $1.58 billion at June 30, 2018, as compared to $1.58 billion at December 31, 2017.  Non-interest checking account balances increased $6.0 million during the first six months of 2018.  Interest bearing demand account balances decreased $12.7 million and savings and money market account balances decreased $3.6 million in the first six months of 2018.  Certificates of deposits increased by $12.8 million in the first six months of 2018.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 31% of total deposits at June 30, 2018 and 31% at December 31, 2017.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers have chosen to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 62% of total deposits at June 30, 2018 and 63% at December 31, 2017. Time accounts as a percentage of total deposits were 7% at June 30, 2018 and 6% December 31, 2017.  We are experiencing growth in time deposits after several years of decline due to the low interest rate environment.  As deposit rates have begun to rise, customers are finding time deposits to be more attractive and this has resulted in some shift from non-maturing deposit types.  Most of the growth is for maturity periods less than 18 months.

Borrowed funds totaled $106.9 million at June 30, 2018, including $65.7 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $133.4 million at December 31, 2017, including $92.1 million of FHLB advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $26.5 million in the first six months of 2018 primarily due to the scheduled maturities of $31.5 million in FHLB advances during the first six months of 2018, partially offset by the addition of a $5.0 million advance taken in May 2018.

Index
CAPITAL RESOURCES

Total shareholders' equity of $179.7 million at June 30, 2018 increased $6.7 million from $173.0 million at December 31, 2017. The increase was primarily a result of net income of $12.5 million earned in the first six months of 2018 partially offset by a decrease of $2.2 million in accumulated other comprehensive income and the payment of $4.1 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at June 30, 2018.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	June 30, 2018	March 31, 2017	Dec 31, 2017	Sept 30, 2017	June 30, 2017
Total capital to risk weighted assets	15.5%	15.4%	15.0%	15.5%	15.5%
Common Equity Tier 1 to risk weighted assets	11.8	11.7	11.3	11.7	11.6
Tier 1 capital to risk weighted assets	14.4	14.3	13.9	14.4	14.3
Tier 1 capital to average assets	11.9	11.8	11.9	12.0	12.2

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2018 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2018, the Bank held $107.4 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $334.0 million as of June 30, 2018.

Index
In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at June 30, 2018 (dollars in thousands):

	Maturing in
	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		65,614		35,561		2,174	28
Other borrowed funds		30,667		10,000		25,000	---
Operating lease obligations		238		251		---	---
Total		$96,519		$45,812		$27,174	$41,266

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2018, we had a total of $496.2 million in unused lines of credit, $101.3 million in unfunded loan commitments and $18.5 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2017, the Bank paid dividends to the Company totaling $7.9 million.  In the same period, the Company paid dividends to its shareholders totaling $6.1 million.  On February 27, 2018, the Bank paid a dividend totaling $2.5 million to the Company in anticipation of the common share cash dividend of $0.06 per share paid on February 28, 2018 to shareholders of record on February 13, 2018.  The cash distributed for this cash dividend payment totaled $2.0 million.  On May 29, 2018, the Bank paid a dividend totaling $2.6 million to the Company in anticipation of the common share cash dividend of $0.06 per share paid on May 30, 2018 to shareholders of record on May 15, 2018.  The cash distributed for this cash dividend payment totaled $2.0 million.  The Company retained the remaining balance in each period for general corporate purposes.  At June 30, 2018, the Bank had a retained earnings balance of $55.8 million.

During 2017, the Company received payments from the Bank totaling $5.5 million, representing the Bank’s intercompany tax liability for the 2017 tax year, in accordance with the Company’s tax allocation agreement.  In the same period, the Company made tax payments totaling $4.7 million.  In the first six months of 2018, the Company received tax payments from the Bank totaling $2.7 million and made federal income tax payments totaling $2.4 million.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at June 30, 2018 was $6.4 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first six months of 2018.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2018, we had gross deferred tax assets of $5.4 million, gross deferred tax liabilities of $1.4 million resulting in a net deferred tax asset of $4.0 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Each reporting period we consider all reasonably available positive and negative evidence and determine whether it is “more likely than not” that we would be able to realize our deferred tax assets.  With the positive results in the first six months of 2018, we concluded at June 30, 2018 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2018 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$254,933	(5.12)%	$63,528	4.44%
Interest rates up 100 basis points	262,460	(2.32)	62,626	2.95
No change	268,690	---	60,829	---
Interest rates down 100 basis points	268,576	(0.04)	60,450	(0.62)
Interest rates down 200 basis points	251,460	(6.41)	58,008	(4.64)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2018, the end of the period covered by this report.

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

Dated: July 26, 2018