Form 10-Q
period 2018-09-30
MACATAWA BANK CORP
filed 2018-10-25
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,014,319 shares of the Company's Common Stock (no par value) were outstanding as of October 25, 2018.

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

Index
Part I Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2018 (unaudited) and December 31, 2017
(Dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$30,837	$34,945
Federal funds sold and other short-term investments	152,339	126,522
Cash and cash equivalents	183,176	161,467
Debt securities available for sale, at fair value	218,615	220,720
Debt securities held to maturity (fair value 2018 - $72,148 and 2017 - $86,452)	71,688	85,827
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	---	1,208
Total loans	1,344,683	1,320,309
Allowance for loan losses	(16,803)	(16,600)
Net loans	1,327,880	1,303,709
Premises and equipment – net	45,631	46,629
Accrued interest receivable	5,524	4,680
Bank-owned life insurance	40,996	40,243
Other real estate owned - net	3,465	5,767
Net deferred tax asset	3,996	3,785
Other assets	6,744	4,639
Total assets	$1,919,273	$1,890,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$500,680	$490,583
Interest-bearing	1,117,063	1,088,427
Total deposits	1,617,743	1,579,010
Other borrowed funds	70,000	92,118
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	6,316	4,880
Total liabilities	1,735,297	1,717,246

Commitments and contingent liabilities	---	---

Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,014,319 and 33,972,977 shares issued and outstanding at September 30, 2018 and December 31, 2017	217,785	217,081
Retained deficit	(29,321)	(42,526)
Accumulated other comprehensive income (loss)	(4,488)	(1,569)
Total shareholders' equity	183,976	172,986
Total liabilities and shareholders' equity	$1,919,273	$1,890,232

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Month Periods Ended September 30, 2018 and 2017
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest income
Loans, including fees	$14,952	$12,804	$43,068	$37,800
Securities
Taxable	945	741	2,730	2,025
Tax-exempt	846	574	2,627	1,658
FHLB Stock	130	122	447	367
Federal funds sold and other short-term investments	814	385	1,670	666
Total interest income	17,687	14,626	50,542	42,516
Interest expense
Deposits	1,609	732	3,921	1,770
Other borrowings	364	314	1,056	1,053
Long-term debt	552	442	1,567	1,267
Total interest expense	2,525	1,488	6,544	4,090
Net interest income	15,162	13,138	43,998	38,426
Provision for loan losses	---	(350)	(400)	(1,350)
Net interest income after provision for loan losses	15,162	13,488	44,398	39,776
Noninterest income
Service charges and fees	1,132	1,172	3,242	3,342
Net gains on mortgage loans	270	369	633	1,273
Trust fees	889	801	2,759	2,412
ATM and debit card fees	1,426	1,324	4,117	3,863
Gain on sales of securities	---	---	---	3
Bank owned life insurance ("BOLI") income	239	249	715	730
Other	543	385	1,632	1,386
Total noninterest income	4,499	4,300	13,098	13,009
Noninterest expense
Salaries and benefits	6,360	6,211	18,942	18,363
Occupancy of premises	939	922	2,984	2,939
Furniture and equipment	760	797	2,338	2,278
Legal and professional	188	199	606	621
Marketing and promotion	228	226	685	678
Data processing	747	655	2,239	2,068
FDIC assessment	127	134	391	404
Interchange and other card expense	361	333	1,053	970
Bond and D&O Insurance	111	119	330	353
Net (gains) losses on repossessed and foreclosed properties	26	(190)	450	(575)
Administration and disposition of problem assets	82	113	202	435
Other	1,310	1,237	3,712	3,900
Total noninterest expenses	11,239	10,756	33,932	32,434
Income before income tax	8,422	7,032	23,564	20,351
Income tax expense	1,570	2,157	4,228	6,253
Net income	$6,852	$4,875	$19,336	$14,098
Basic earnings per common share	$0.20	$0.14	$0.57	$0.42
Diluted earnings per common share	$0.20	$0.14	$0.57	$0.42
Cash dividends per common share	$0.06	$0.05	$0.18	$0.13

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Month Periods Ended September 30, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Net income	$6,852	$4,875	$19,336	$14,098

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	(856)	(55)	(3,725)	1,778
Tax effect	180	19	782	(620)
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	(676)	(36)	(2,943)	1,158

Less: reclassification adjustments:
Reclassification for gains included in net income	---	---	---	3
Tax effect	---	---	---	(1)
Reclassification for gains included in net income, net of tax	---	---	---	2

Other comprehensive income (loss), net of tax	(676)	(36)	(2,943)	1,156
Comprehensive income	$6,176	$4,839	$16,393	$15,254

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Periods Ended September 30, 2018 and 2017
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2017	$216,731	$(53,008)	$(1,484)	$162,239
Net income for the nine months ended September 30, 2017	---	14,098	---	14,098
Cash dividends at $.13 per share	---	(4,397)	---	(4,397)
Repurchase of 533 shares for taxes withheld on vested restricted stock	(5)	---	---	(5)
Issuance of 4,000 shares for stock option exercise	34	---	---	34
Net change in unrealized loss on securities available for sale, net of tax	---	---	1,156	1,156
Stock compensation expense	339	---	---	339
Balance, September 30, 2017	$217,099	$(43,307)	$(328)	$173,464

Balance, January 1, 2018, as reported	$217,081	$(42,804)	$(1,291)	$172,986
Cumulative effect adjustment upon adoption of ASU 2018-02	---	278	(278)	---
Balance, January 1, 2018, adjusted	$217,081	$(42,526)	$(1,569)	$172,986
Reclassification for equity securities upon adoption of ASU 2016-01	---	(24)	24	---
Net income for the nine months ended September 30, 2018	---	19,336	---	19,336
Cash dividends at $.18 per share	---	(6,107)	---	(6,107)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	---	---	(5)
Issuance of 45,000 shares for stock option exercise	386	---	---	386
Net change in unrealized loss on debt securities available for sale, net of tax	---	---	(2,943)	(2,943)
Stock compensation expense	323	---	---	323
Balance, September 30, 2018	$217,785	$(29,321)	$(4,488)	$183,976

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash flows from operating activities
Net income	$19,336	$14,098
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,894	1,435
Stock compensation expense	323	339
Provision for loan losses	(400)	(1,350)
Origination of loans for sale	(23,629)	(45,018)
Proceeds from sales of loans originated for sale	25,470	46,273
Net gains on mortgage loans	(633)	(1,273)
Gain on sales of securities	---	(3)
Write-down of other real estate	291	85
Net (gain) loss on sales of other real estate	158	(660)
Net loss on sale of premises and equipment	---	240
Deferred income tax expense	565	2,249
Change in accrued interest receivable and other assets	(1,473)	(794)
Earnings in bank-owned life insurance	(715)	(730)
Change in accrued expenses and other liabilities	528	4,041
Net cash from operating activities	21,715	18,932

Cash flows from investing activities
Loan originations and payments, net	(24,064)	21,537
Purchases of securities available for sale	(24,015)	(48,409)
Purchases of securities held to maturity	(7,624)	(16,411)
Proceeds from:
Maturities and calls of securities	28,085	35,763
Sales of securities available for sale	---	5,807
Principal paydowns on securities	15,471	4,585
Sales of other real estate	2,146	6,227
Sales of premises and equipment	---	1,742
Additions to premises and equipment	(894)	(734)
Net cash from investing activities	(10,895)	10,107

Cash flows from financing activities
Change in deposits	38,733	57,454
Repayments and maturities of other borrowed funds	(42,118)	(32,055)
Proceeds from other borrowed funds	20,000	20,000
Proceeds from exercise of stock options	386	34
Repurchase of shares for taxes withheld on vested restricted stock	(5)	(5)
Cash dividends paid	(6,107)	(4,397)
Net cash from financing activities	10,889	41,031
Net change in cash and cash equivalents	21,709	70,070
Cash and cash equivalents at beginning of period	161,467	89,819
Cash and cash equivalents at end of period	$183,176	$159,889

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Month Periods Ended September 30, 2018 and 2017
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Supplemental cash flow information
Interest paid	$6,379	$3,827
Income taxes paid	3,500	3,525
Supplemental noncash disclosures:
Transfers from loans to other real estate	293	60
Security settlement	(908)	(1,368)
Reclassification for equity securities upon adoption of ASU 2016-01	1,470	---

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

Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2018, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has seven freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At September 30, 2018 and December 31, 2017, the total notional amount of such agreements was $61.0 million and $42.3 million and resulted in a derivative asset with a fair value of $402,000 and $197,000, respectively, which were included in other assets and a derivative liability of $402,000 and $197,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:  FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The ASU also requires public business entities to use exit price notation when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.   The new standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of this ASU by the Company was not material, but did result in a reclassification of an equity investment from securities available for sale to other assets with its related market value changes reflected in earnings for the nine months ended September 30, 2018.  In addition, the fair value disclosures for financial instruments in Note 5 are computed using an exit price notion as required by the ASU.

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

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company has selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018 and completed data integration in the third quarter of 2018.  The Company will run parallel computations through the remainder of 2018 and begin use of the new software in the first quarter of 2019 for the current GAAP loss model and begin implementation of the new current expected credit loss model presented by the ASU.  The Company is currently evaluating the impact of this new ASU on its consolidated financial statements, and plans to use the new software to begin more robust modeling of its impact starting in the fourth quarter of 2018 and throughout 2019.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
September 30, 2018
Available for Sale:
U.S. Treasury and federal agency securities	$94,152	$	---	$(2,739)	$91,413
U.S. Agency MBS and CMOs	31,126		---	(1,060)	30,066
Tax-exempt state and municipal bonds	44,399		119	(695)	43,823
Taxable state and municipal bonds	46,400		---	(1,216)	45,184
Corporate bonds and other debt securities	8,219		---	(90)	8,129
	$224,296		$119	$(5,800)	$218,615

Held to Maturity
Tax-exempt state and municipal bonds	$71,688		$946	$(486)	$72,148

	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
December 31, 2017
Available for Sale:
U.S. Treasury and federal agency securities	$103,309	$	---	$(1,345)	$101,964
U.S. Agency MBS and CMOs	23,797		7	(419)	23,385
Tax-exempt state and municipal bonds	41,684		519	(146)	42,057
Taxable state and municipal bonds	44,267		10	(542)	43,735
Corporate bonds and other debt securities	8,149		1	(41)	8,109
Other equity securities	1,500		---	(30)	1,470
	$222,706		$537	$(2,523)	$220,720
Held to Maturity
Tax-exempt state and municipal bonds	$85,827		$806	$(181)	$86,452

There were no sales of securities in the three and nine month periods ended September 30, 2018.  There were no sales of securities in the three month period ended September 30, 2017.  Proceeds from the sale of securities available for sale were $5.8 million in the nine month period ended September 30, 2017 resulting in net gains of $3,000, as reported in the Consolidated Statements of Income.  This resulted in reclassifications of $3,000 ($2,000 net of tax) from accumulated comprehensive income to gain on sale of securities in the Consolidated Statements of Income in the nine month period ended September 30, 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Contractual maturities of debt securities at September 30, 2018 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,355	$6,354	$21,208	$21,070
Due from one to five years	29,373	29,619	125,897	122,352
Due from five to ten years	11,577	11,676	46,504	45,540
Due after ten years	24,383	24,499	30,687	29,653
	$71,688	$72,148	$224,296	$218,615

Securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$22,389	$(559)	$65,532	$(2,082)	$87,921	$(2,641)
U.S. Agency MBS and CMOs	15,616	(368)	14,373	(692)	29,989	(1,060)
Tax-exempt state and municipal bonds	40,724	(850)	7,131	(332)	47,855	(1,182)
Taxable state and municipal bonds	22,538	(445)	21,236	(771)	43,774	(1,216)
Corporate bonds and other debt securities	7,393	(63)	4,228	(124)	11,621	(187)
Total temporarily impaired	$108,660	$(2,285)	$112,500	$(4,001)	$221,160	$(6,286)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and federal agency securities	$50,614	$(439)	$43,787	$(876)	$94,401	$(1,315)
U.S. Agency MBS and CMOs	16,719	(249)	6,228	(170)	22,947	(419)
Tax-exempt state and municipal bonds	20,124	(243)	4,208	(82)	24,332	(325)
Taxable state and municipal bonds	30,331	(279)	9,781	(265)	40,112	(544)
Corporate bonds and other debt securities	8,021	(42)	2,250	(29)	10,271	(71)
Other equity securities	---	---	1,470	(30)	1,470	(30)
Total temporarily impaired	$125,809	$(1,252)	$67,724	$(1,452)	$193,533	$(2,704)

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during the three and nine month periods ended September 30, 2018 and 2017.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at September 30, 2018 and December 31, 2017.

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Commercial and industrial	$467,703	$465,208

Commercial real estate:
Residential developed	14,766	11,888
Unsecured to residential developers	---	2,332
Vacant and unimproved	38,334	39,752
Commercial development	722	1,103
Residential improved	92,690	90,467
Commercial improved	294,275	298,714
Manufacturing and industrial	112,153	97,679
Total commercial real estate	552,940	541,935

Consumer
Residential mortgage	237,146	224,452
Unsecured	145	226
Home equity	79,860	82,234
Other secured	6,889	6,254
Total consumer	324,040	313,166

Total loans	1,344,683	1,320,309
Allowance for loan losses	(16,803)	(16,600)
	$1,327,880	$1,303,709

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended September 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,149	$6,876	$3,651	$19	$16,695
Charge-offs	---	---	(30)	---	(30)
Recoveries	17	71	50	---	138
Provision for loan losses	(25)	23	(10)	12	---
Ending Balance	$6,141	$6,970	$3,661	$31	$16,803

Three months ended September 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,336	$6,583	$3,621	$30	$16,570
Charge-offs	---	---	(55)	---	(55)
Recoveries	32	199	38	---	269
Provision for loan losses	(212)	(94)	(43)	(1)	(350)
Ending Balance	$6,156	$6,688	$3,561	$29	$16,434

Nine months ended September 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,478	$6,590	$3,494	$38	$16,600
Charge-offs	(66)	---	(90)	---	(156)
Recoveries	106	530	123	---	759
Provision for loan losses	(377)	(150)	134	(7)	(400)
Ending Balance	$6,141	$6,970	$3,661	$31	$16,803

Nine months ended September 30, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,345	$6,703	$3,871	$43	$16,962
Charge-offs	(108)	---	(113)	---	(221)
Recoveries	96	818	129	---	1,043
Provision for loan losses	(177)	(833)	(326)	(14)	(1,350)
Ending Balance	$6,156	$6,688	$3,561	$29	$16,434

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

September 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$461	$309	$500	$	---	$1,270
Collectively evaluated for impairment	5,680	6,661	3,161		31	15,533
Total ending allowance balance	$6,141	$6,970	$3,661		$31	$16,803

Loans:
Individually reviewed for impairment	$5,394	$4,468	$6,713	$	---	$16,575
Collectively evaluated for impairment	462,309	548,472	317,327		---	1,328,108
Total ending loans balance	$467,703	$552,940	$324,040	$	---	$1,344,683

December 31, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated		Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$497	$197	$514	$	---	$1,208
Collectively evaluated for impairment	5,981	6,393	2,980		38	15,392
Total ending allowance balance	$6,478	$6,590	$3,494		$38	$16,600

Loans:
Individually reviewed for impairment	$6,402	$7,332	$8,345	$	---	$22,079
Collectively evaluated for impairment	458,806	534,603	304,821		---	1,298,230
Total ending loans balance	$465,208	$541,935	$313,166	$	---	$1,320,309

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2018 (dollars in thousands):

September 30, 2018	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$1,162	$1,162	$	---

Commercial real estate:
Residential developed	---	---		---
Unsecured to residential developers	---	---		---
Vacant and unimproved	151	151		---
Commercial development	---	---		---
Residential improved	184	184		---
Commercial improved	1,698	1,698		---
Manufacturing and industrial	---	---		---
	2,033	2,033		---
Consumer:
Residential mortgage	---	---		---
Unsecured	---	---		---
Home equity	---	---		---
Other secured	---	---		---
	---	---		---
Total with no related allowance recorded	$3,195	$3,195	$	---

With an allowance recorded:
Commercial and industrial	$4,232	$4,232		$461

Commercial real estate:
Residential developed	174	174		2
Unsecured to residential developers	---	---		---
Vacant and unimproved	114	114		3
Commercial development	---	---		---
Residential improved	200	200		13
Commercial improved	1,558	1,558		281
Manufacturing and industrial	389	389		10
	2,435	2,435		309
Consumer:
Residential mortgage	5,485	5,485		409
Unsecured	---	---		---
Home equity	1,228	1,228		91
Other secured	---	---		---
	6,713	6,713		500
Total with an allowance recorded	$13,380	$13,380		$1,270
Total	$16,575	$16,575		$1,270

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Average of impaired loans during the period:
Commercial and industrial	$4,089	$4,047	$4,968	$5,410

Commercial real estate:
Residential developed	174	181	176	183
Unsecured to residential developers	---	---	---	---
Vacant and unimproved	259	372	227	338
Commercial development	---	189	42	189
Residential improved	389	2,255	1,007	3,002
Commercial improved	3,273	5,925	3,444	6,026
Manufacturing and industrial	392	185	348	246

Consumer	6,701	8,793	7,418	10,366

Interest income recognized during impairment:
Commercial and industrial	445	179	701	697
Commercial real estate	34	108	170	360
Consumer	72	80	227	306

Cash-basis interest income recognized
Commercial and industrial	457	177	716	708
Commercial real estate	39	114	168	363
Consumer	71	79	223	306

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2018 and December 31, 2017 (dollars in thousands):

September 30, 2018	Nonaccrual		Over 90 days Accruing

Commercial and industrial	$	---	$	---

Commercial real estate:
Residential developed		---		---
Unsecured to residential developers		---		---
Vacant and unimproved		---		---
Commercial development		---		---
Residential improved		15		---
Commercial improved		106		---
Manufacturing and industrial		---		---
		121		---
Consumer:
Residential mortgage		2		---
Unsecured		---		---
Home equity		---		---
Other secured		---		---
		2		---
Total		$123	$	---

December 31, 2017	Nonaccrual	Over 90 days Accruing

Commercial and industrial	$4	$	---

Commercial real estate:
Residential developed	---		---
Unsecured to residential developers	---		---
Vacant and unimproved	---		---
Commercial development	190		---
Residential improved	89		---
Commercial improved	106		---
Manufacturing and industrial	---		---
	385		---
Consumer:
Residential mortgage	2		---
Unsecured	4		---
Home equity	---		---
Other secured	---		---
	6		---
Total	$395	$	---

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans (dollars in thousands):

September 30, 2018	30-90 Days		Greater Than 90 Days		Total Past Due		Loans Not Past Due	Total
Commercial and industrial	$	---	$	---	$	---	$467,703	$467,703

Commercial real estate:
Residential developed		---		---		---	14,766	14,766
Unsecured to residential developers		---		---		---	---	---
Vacant and unimproved		---		---		---	38,334	38,334
Commercial development		---		---		---	722	722
Residential improved		---		15		15	92,675	92,690
Commercial improved		5		106		111	294,164	294,275
Manufacturing and industrial		---		---		---	112,153	112,153
		5		121		126	552,814	552,940
Consumer:
Residential mortgage		272		---		272	236,874	237,146
Unsecured		---		---		---	145	145
Home equity		86		---		86	79,774	79,860
Other secured		8		---		8	6,881	6,889
		366		---		366	323,674	324,040
Total		$371		$121		$492	$1,344,191	$1,344,683

December 31, 2017	30-90 Days	Greater Than 90 Days		Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$290	$	---	$290	$464,918	$465,208

Commercial real estate:
Residential developed	---		---	---	11,888	11,888
Unsecured to residential developers	---		---	---	2,332	2,332
Vacant and unimproved	---		---	---	39,752	39,752
Commercial development	---		190	190	913	1,103
Residential improved	---		89	89	90,378	90,467
Commercial improved	125		---	125	298,589	298,714
Manufacturing and industrial	---		---	---	97,679	97,679
	125		279	404	541,531	541,935
Consumer:
Residential mortgage	215		---	215	224,237	224,452
Unsecured	10		---	10	216	226
Home equity	76		---	76	82,158	82,234
Other secured	---		---	---	6,254	6,254
	301		---	301	312,865	313,166
Total	$716		$279	$995	$1,319,314	$1,320,309

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,270,000 and $1,208,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2018 and December 31, 2017, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	18	$5,394	19	$6,402
Commercial real estate	28	4,468	33	7,332
Consumer	87	6,713	99	8,345
	133	$16,575	151	$22,079

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of September 30, 2018 and December 31, 2017.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	September 30, 2018		December 31, 2017
Accruing TDR - nonaccrual at restructuring	$	---	$	---
Accruing TDR - accruing at restructuring		12,544		16,809
Accruing TDR - upgraded to accruing after six consecutive payments		3,910		4,955
		$16,454		$21,764

The following tables present information regarding troubled debt restructurings executed during the three month periods ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	# of Loans	Pre-TDR Balance	Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	2	$244	$	---	---	$	---	$	---
Commercial real estate	---	---		---	---		---		---
Consumer	3	147		---	2		222		---
	5	$391	$	---	2		$222	$	---

The following tables present information regarding troubled debt restructurings executed during the nine month periods ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	# of Loans	Pre-TDR Balance	Writedown Upon TDR		# of Loans	Pre-TDR Balance		Writedown Upon TDR
Commercial and industrial	2	$244	$	---	---	$	---	$	---
Commercial real estate	3	492		---	1		1,018		---
Consumer	7	239		---	4		396		---
	12	$975	$	---	5		$1,414	$	---

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

Payment defaults on TDRs have been minimal and during the three and nine month periods ended September 30, 2018 and 2017, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2018 and December 31, 2017, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

September 30, 2018	1		2	3	4	5	6	7		8		Total
Commercial and industrial	$	---	$9,932	$153,131	$290,356	$10,279	$4,005	$	---	$	---	$467,703

Commercial real estate:
Residential developed		---	---	---	14,153	613	---		---		---	14,766
Unsecured to residential developers		---	---	---	---	---	---		---		---	---
Vacant and unimproved		---	---	9,046	26,339	2,949	---		---		---	38,334
Commercial development		---	---	87	635	---	---		---		---	722
Residential improved		---	---	12,878	79,137	418	241		16		---	92,690
Commercial improved		---	4,788	59,082	224,944	4,535	821		105		---	294,275
Manufacturing & industrial		---	3,213	24,045	79,384	5,511	---		---		---	112,153
	$	---	$17,933	$258,269	$714,948	$24,305	$5,067		$121	$	---	$1,020,643

December 31, 2017	1		2	3	4	5	6	7	8		Total
Commercial and industrial	$	---	$15,002	$137,774	$291,373	$15,170	$5,885	$4	$	---	$465,208

Commercial real estate:
Residential developed		---	---	48	11,068	772	---	---		---	11,888
Unsecured to residential developers		---	---	---	2,332	---	---	---		---	2,332
Vacant and unimproved		---	---	19,244	17,332	3,176	---	---		---	39,752
Commercial development		---	---	104	809	---	---	190		---	1,103
Residential improved		---	---	7,275	80,818	1,533	752	89		---	90,467
Commercial improved		---	1,398	64,043	228,888	3,353	926	106		---	298,714
Manufacturing & industrial		---	927	44,714	49,238	2,311	489	---		---	97,679
	$	---	$17,327	$273,202	$681,858	$26,315	$8,052	$389	$	---	$1,007,143

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30, 2018	December 31, 2017
Not classified as impaired	$236	$2,010
Classified as impaired	4,952	6,431
Total commercial loans classified substandard or worse	$5,188	$8,441

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

September 30, 2018	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$237,146	$145	$79,860	$6,889
Nonperforming	---	---	---	---
Total	$237,146	$145	$79,860	$6,889

December 31, 2017	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$224,452	$226	$82,234	$6,254
Nonperforming	---	---	---	---
Total	$224,452	$226	$82,234	$6,254

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Nine Months Ended September 30, 2017
Beginning balance	$9,140	$22,864	$22,864
Additions, transfers from loans	293	120	60
Proceeds from sales of other real estate owned	(2,146)	(7,034)	(6,227)
Valuation allowance reversal upon sale	(2,891)	(7,367)	(7,003)
Gain / (loss) on sales of other real estate owned	(158)	557	660
	4,238	9,140	10,354
Less: valuation allowance	(773)	(3,373)	(3,693)
Ending balance	$3,465	$5,767	$6,661

Activity in the valuation allowance was as follows (dollars in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Beginning balance	$3,373	$10,611
Additions charged to expense	291	85
Reversals upon sale	(2,891)	(7,003)
Ending balance	$773	$3,693

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
U.S. Treasury and federal agency securities	$91,413	$	---	$91,413	$	---
U.S. Agency MBS and CMOs	30,066		---	30,066		---
Tax-exempt state and municipal bonds	43,823		---	43,823		---
Taxable state and municipal bonds	45,184		---	45,184		---
Corporate bonds and other debt securities	8,129		---	8,129		---
Other equity securities	1,424		---	1,424		---
Loans held for sale	---		---	---		---
Interest rate swaps	402		---	---		402
Interest rate swaps	(402)		---	---		(402)

December 31, 2017
U.S. Treasury and federal agency securities	$101,964	$	---	$101,964	$	---
U.S. Agency MBS and CMOs	23,385		---	23,385		---
Tax-exempt state and municipal bonds	42,057		---	42,057		---
Taxable state and municipal bonds	43,735		---	43,735		---
Corporate bonds and other debt securities	8,109		---	8,109		---
Other equity securities	1,470		---	1,470		---
Loans held for sale	1,208		---	1,208		---
Interest rate swaps	197		---	---		197
Interest rate swaps	(197)		---	---		(197)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 30, 2018
Impaired loans	$2,663	$	---	$	---	$2,663
Other real estate owned	1,318		---		---	1,318

December 31, 2017
Impaired loans	$2,278	$	---	$	---	$2,278
Other real estate owned	3,658		---		---	3,658

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
September 30, 2018
Impaired Loans	$2,663	Sales comparison approach	Adjustment for differences between comparable sales	1.0	to	15.0
		Income approach	Capitalization rate	9.5	to	11.0

Other real estate owned	1,318	Sales comparison approach	Adjustment for differences between comparable sales	3.0	to	20.0
		Income approach	Capitalization rate	9.5	to	11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2017
Impaired Loans	$2,278	Sales comparison approach	Adjustment for differences between comparable sales	2.0	to	15.0
		Income approach	Capitalization rate	9.5	to	11.0

Other real estate owned	3,658	Sales comparison approach	Adjustment for differences between comparable sales	3.0	to	22.0
		Income approach	Capitalization rate	9.5	to	11.0

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2018 and December 31, 2017 (dollars in thousands):

	Level in	September 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$30,837	$30,837	$34,945	$34,945
Cash equivalents	Level 2	152,339	152,339	126,522	126,522
Securities held to maturity	Level 3	71,688	72,148	85,827	86,452
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,325,217	1,329,994	1,301,431	1,296,633
Bank owned life insurance	Level 3	40,996	40,996	40,243	40,243
Accrued interest receivable	Level 2	5,524	5,524	4,680	4,680

Financial liabilities
Deposits	Level 2	(1,617,743)	(1,618,253)	(1,579,010)	(1,579,016)
Other borrowed funds	Level 2	(70,000)	(68,548)	(92,118)	(91,313)
Long-term debt	Level 2	(41,238)	(37,087)	(41,238)	(36,546)
Accrued interest payable	Level 2	(769)	(769)	(604)	(604)

Off-balance sheet credit-related items
Loan commitments		---	---	---	---

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

The estimated fair values of financial instruments disclosed above as of September 30, 2018 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.  The fair values shown as of December 31, 2017 and prior use an “entry price” approach.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Noninterest-bearing demand	$500,680	$490,583
Interest bearing demand	408,541	408,865
Savings and money market accounts	599,073	587,931
Certificates of deposit	109,449	91,631
	$1,617,743	$1,579,010

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $28.5 million at September 30, 2018 and $25.0 million at December 31, 2017.

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
September 30, 2018
Single maturity fixed rate advances	$50,000	November 2018 to July 2024	2.15%
Putable advances	20,000	November 2024	1.81%
	$70,000

	Advance Amount	Range of Maturities	Weighted Average Interest Rate
Principal Terms
December 31, 2017
Single maturity fixed rate advances	$70,000	February 2018 to April 2021	1.59%
Amortizable mortgage advances	2,118	March 2018 to July 2018	3.78%
Putable advances	20,000	November 2024	1.81%
	$92,118

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $470.8 million and $493.2 million under a blanket lien arrangement at September 30, 2018 and December 31, 2017, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Scheduled repayments of FHLB advances as of September 30, 2018 were as follows (in thousands):

2018	$10,000
2019	10,000
2020	---
2021	10,000
2022	---
Thereafter	40,000
$70,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at September 30, 2018 and December 31, 2017, and the Company had approximately $18.4 million and $11.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $20.2 million and $13.2 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2018 and 2017 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net income available to common shares	$6,852	$4,875	$19,336	$14,098

Weighted average shares outstanding, including participating stock awards - Basic	34,014,319	33,942,248	34,013,813	33,942,318

Dilutive potential common shares:
Stock options	---	5,021	396	6,101
Weighted average shares outstanding- Diluted	34,014,319	33,947,269	34,014,209	33,948,419
Basic earnings per common share	$0.20	$0.14	$0.57	$0.42
Diluted earnings per common share	$0.20	$0.14	$0.57	$0.42

There were no antidilutive shares of common stock in the three and nine month periods ended September 30, 2018 and 2017.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Current	$1,432	$2,261	$3,663	$4,004
Deferred	138	(104)	565	2,249
	$1,570	$2,157	$4,228	$6,253

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Statutory rate	21%	35%	21%	35%
Statutory rate applied to income before taxes	$1,769	$2,461	$4,948	$7,123
Deduct
Tax-exempt interest income	(171)	(195)	(533)	(564)
Bank-owned life insurance	(50)	(88)	(150)	(256)
Other, net	22	(21)	(37)	(50)
	$1,570	$2,157	$4,228	$6,253

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  No valuation allowance was necessary at September 30, 2018 or December 31, 2017.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2018	December 31, 2017
Deferred tax assets
Allowance for loan losses	$3,529	$3,486
Nonaccrual loan interest	277	346
Valuation allowance on other real estate owned	162	708
Unrealized loss on securities available for sale	1,193	417
Other	253	229
Gross deferred tax assets	5,414	5,186
Valuation allowance	---	---
Total net deferred tax assets	5,414	5,186

Deferred tax liabilities
Depreciation	(996)	(977)
Prepaid expenses	(163)	(183)
Other	(259)	(241)
Gross deferred tax liabilities	(1,418)	(1,401)
Net deferred tax asset	$3,996	$3,785

There were no unrecognized tax benefits at September 30, 2018 or December 31, 2017 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2014.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30, 2018	December 31, 2017
Commitments to make loans	$101,720	$111,681
Letters of credit	15,344	11,317
Unused lines of credit	489,482	457,485

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $9.3 million and $5.8 million at September 30, 2018 and December 31, 2017, respectively.

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

At September 30, 2018, approximately 62.5% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of September 30, 2018, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index
MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At September 30, 2018 and December 31, 2017, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
CET1 capital (to risk weighted assets)
Consolidated	$188,464	12.1%	$69,907	4.5%	$99,035	6.4%	N/A	N/A
Bank	221,850	14.3	69,903	4.5	99,029	6.4	$100,971	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	228,464	14.7	93,209	6.0	122,337	7.9	N/A	N/A
Bank	221,850	14.3	93,204	6.0	122,330	7.9	124,272	8.0
Total capital (to risk weighted assets)
Consolidated	245,267	15.8	124,279	8.0	153,407	9.9	N/A	N/A
Bank	238,653	15.4	124,272	8.0	153,398	9.9	155,340	10.0
Tier 1 capital (to average assets)
Consolidated	228,464	11.9	76,825	4.0	N/A	N/A	N/A	N/A
Bank	221,850	11.6	76,782	4.0	N/A	N/A	95,977	5.0

December 31, 2017
CET1 capital (to risk weighted assets)
Consolidated	$174,258	11.3%	$69,326	4.5%	$88,583	5.8%	N/A	N/A
Bank	208,356	13.5	69,257	4.5	88,495	5.8	$100,038	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	214,258	13.9	92,435	6.0	111,692	7.3	N/A	N/A
Bank	208,356	13.5	92,343	6.0	111,581	7.3	123,124	8.0
Total capital (to risk weighted assets)
Consolidated	230,858	15.0	123,246	8.0	142,504	9.3	N/A	N/A
Bank	224,956	14.6	123,124	8.0	142,362	9.3	153,905	10.0
Tier 1 capital (to average assets)
Consolidated	214,258	11.9	72,138	4.0	N/A	N/A	N/A	N/A
Bank	208,356	11.6	72,076	4.0	N/A	N/A	90,095	5.0

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2018 and December 31, 2017, respectively, qualified as Tier 1 capital. Refer to our 2017 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at September 30, 2018 and December 31, 2017.

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

At September 30, 2018, we had total assets of $1.92 billion, total loans of $1.34 billion, total deposits of $1.62 billion and shareholders' equity of $184.0 million.  For the third quarter of 2018, we recognized net income of $6.9 million compared to $4.9 million in the third quarter of 2017.  For the nine months ended September 30, 2018, we recognized net income of $19.3 million compared to $14.1 million for the same period in 2017.  The Bank was categorized as “well capitalized” under regulatory capital standards at September 30, 2018.

We paid a dividend of $0.04 per share in the first and second quarters of 2017 and $0.05 per share in the third and fourth quarters of 2017.  We increased the dividend to $0.06 per share for the first, second and third quarters of 2018.

RESULTS OF OPERATIONS

Summary:  Net income for the quarter ended September 30, 2018 was $6.9 million compared to $4.9 million in the third quarter of 2017.  Net income per common share on a diluted basis was $0.20 for the third quarter of 2018 and $0.14 for the third quarter of 2017.  Net income for the nine months ended September 30, 2018 was $19.3 million, compared to $14.1 million for the same period in 2017.  Net income per share on a diluted basis for the nine months ended September 30, 2018 was $0.57 compared to $0.42 for the same period in 2017.

The increase in earnings in the three months ended September 30, 2018 compared to the same period in 2017 was due primarily to increased net interest income and lower income tax expense.  Net interest income increased by $2.0 million to $15.2 million in the three months ended September 30, 2018 compared to $13.1 million in the same period in 2017.  Income tax expense was lower by $587,000 in the third quarter of 2018 primarily due to the effects of tax reform signed at the end of 2017, reducing the corporate federal income tax rate from 35% to 21%.

The increase in earnings in the nine months ended September 30, 2018 compared to the same periods in 2017 was also due primarily to increased net interest income and lower income tax expense.  Net interest income increased by $5.6 million to $44.0 million in the nine months ended September 30, 2018 compared to $38.4 million in the same period in 2017.  Income tax expense was lower by $2.0 million in the nine months ended September 30, 2018 primarily due to the effects of tax reform signed at the end of 2017.

Other items impacting earnings in the three and nine month periods ended September 30, 2018 included nonperforming asset expenses (including administration costs and losses), which were $108,000 for the three months ended September 30, 2018 and $652,000 for the nine months ended September 30, 2018 compared to a negative $77,000 and a negative $140,000 for the same periods in 2017 as we experienced net gains on sales of other real estate owned in the 2017 periods.  Also, there was no provision for loan losses for the three months ended September 30, 2018 and negative $400,000 for the nine months ended September 30, 2018 compared to a negative $350,000 and a negative $1.4 million for the same periods in 2017.  We again were in a net loan recovery position for the three months ended September 30, 2018, with $108,000 in net loan recoveries, compared to $214,000 in net loan recoveries in the same period in 2017.  We were also in a net loan recovery position for the year to date period, with $603,000 in net loan recoveries in the nine month period ended September 30, 2018 compared to $822,000 in the same period in 2017.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $15.2 million for the three months ended September 30, 2018 compared to $13.1 million for the same period in 2017. Net interest income totaled $44.0 million for the nine months ended September 30, 2018 compared to $38.4 million in the same period in 2017.

For the three months ended September 30, 2018, net interest income increased $2.0 million compared to the same period in 2017. Of this increase $1.1 million was due to changes in rates earned or paid, while $0.9 million was from changes in average interest earning assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which increased by $1.8 million in the third quarter of 2018.  Of the $1.8 million increase in interest income on commercial loans, $1.2 million was due to increases in rates earned.  For the nine month period ended September 30, 2018, net interest income increased by $5.6 million, with $3.2 million due to changes in average balances and $2.4 million due to changes in rates.  As with the third quarter 2018, the largest changes for the nine month period came in commercial loan interest income which increased by $4.5 million.  Of the $4.5 million increase, $2.9 million came from changes in rates and $1.6 million came from changes in average balances.

Index
Net interest income was positively impacted in three months ended September 30, 2018 by an increase in average earning assets of $147.6 million compared to the same period in 2017.  Also, our average yield on earning assets for the three months ended September 30, 2018 increased 35 basis points compared to the same period in 2017 from 3.57% to 3.92%.

Average interest earning assets totaled $1.80 billion for three months ended September 30, 2018 compared to $1.65 billion for the same period in 2017. An increase of $33.6 million in average securities between periods and an increase of $70.9 million in average loans were the primary drivers of the increase.  The net interest margin was 3.37% for the three months ended September 30, 2018 compared to 3.21% for the same period in 2017.  Yield on commercial loans increased from 4.11% for three months ended September 30, 2017 to 4.60% for the same period in 2018.  Yield on residential mortgage loans increased from 3.47% for the three months ended September 30, 2017 to 3.58% for the same period in 2018, while yields on consumer loans increased from 4.32% for the third quarter of 2017 to 4.87% for the third quarter of 2018.

Average interest earning assets totaled $1.76 billion for nine months ended September 30, 2018 compared to $1.61 billion for the same period in 2017. An increase of $48.2 million in average securities between periods and an increase of $61.3 million in average loans were the primary drivers of the increase.  The net interest margin was 3.36% for the nine months ended September 30, 2018 compared to 3.24% for the same period in 2017.  Yield on commercial loans increased from 4.06% for nine months ended September 30, 2017 to 4.45% for the same period in 2018.  Yield on residential mortgage loans increased from 3.47% for the nine months ended September 30, 2017 to 3.54% for the same period in 2018, while yields on consumer loans increased from 4.16% for the first nine months of 2017 to 4.69% for the first nine months of 2018.

The Federal Reserve Board increased the target federal funds rate by 175 basis points between December 2016 and December 2017 and September 2018.  These increases have had a net positive impact on our net interest margin in the three and nine months periods ended September 30, 2018 as more loans repriced at the higher rate than our funding sources.

Also impacting net interest income and resulting yields was the recognition of interest that had been deferred on nonaccrual commercial loans upon payoff of these loans.  This interest totaled $44,000 in the three months ended September 30, 2018 and $120,000 in the nine months ended September 30, 2018 and $315,000 in nine months ended September 30, 2017.

The cost of funds increased to 0.81% in the third quarter of 2018 compared to 0.53% in the third quarter of 2017. For the first nine months of 2018, the cost of funds increased to 0.71% compared to 0.50% for the same period in 2017.  Increases in the rates paid on our savings and money market accounts in response to the federal funds rate increases over the past year caused the increase in our cost of funds.

Index
The following table shows an analysis of net interest margin for the three month periods ended September 30, 2018 and 2017 (dollars in thousands):

	For the three months ended September 30,
	2018			2017
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$180,648	$945	2.09%	$162,729	$741	1.83%
Tax-exempt securities (1)	120,082	846	3.63	104,387	574	3.51
Commercial loans (2)	1,001,930	11,766	4.60	946,105	9,930	4.11
Residential mortgage loans	238,092	2,138	3.58	219,532	1,905	3.47
Consumer loans	85,445	1,049	4.87	88,933	969	4.32
Federal Home Loan Bank stock	11,558	129	4.39	11,558	122	4.15
Federal funds sold and other short-term investments	161,845	814	1.97	118,784	385	1.27
Total interest earning assets (1)	1,799,600	17,687	3.92	1,652,028	14,626	3.57

Noninterest earning assets:
Cash and due from banks	33,403			29,940
Other	82,652			93,334
Total assets	$1,915,655			$1,775,302

Liabilities
Deposits:
Interest bearing demand	$413,775	$330	0.32%	$352,661	$98	0.11%
Savings and money market accounts	595,887	890	0.60	551,917	454	0.33
Time deposits	110,303	389	1.40	88,933	180	0.81
Borrowings:
Other borrowed funds	72,989	364	1.95	74,190	314	1.66
Long-term debt	41,238	552	5.24	41,238	442	4.20
Total interest bearing liabilities	1,234,192	2,525	0.81	1,108,939	1,488	0.53

Noninterest bearing liabilities:
Noninterest bearing demand accounts	494,186			488,028
Other noninterest bearing liabilities	5,948			6,348
Shareholders' equity	181,329			171,987
Total liabilities and shareholders' equity	$1,915,655			$1,775,302

Net interest income		$15,162			$13,138

Net interest spread (1)			3.11%			3.04%
Net interest margin (1)			3.37%			3.21%
Ratio of average interest earning assets to average interest bearing liabilities	145.82%			148.97%

(1)	Yields are presented on a tax equivalent basis using a 21% and a 35% tax rate at September 30, 2018 and 2017, respectively.
(2)
Includes loan fees of $199,000 and $117,000 for the three months ended September 30, 2018 and 2017.  Includes average nonaccrual loans of approximately $124,000 and $558,000 for the three months ended September 30, 2018 and 2017.

Index
The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2018 and 2017 (dollars in thousands):

	For the nine months ended September 30,
	2018			2017
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost

Assets
Taxable securities	$179,914	$2,730	2.03%	$152,043	$2,025	1.78%
Tax-exempt securities (1)	126,787	2,627	3.55	106,481	1,658	3.29
Commercial loans (2)	1,002,871	33,848	4.45	952,987	29,317	4.06
Residential mortgage loans	234,666	6,234	3.54	217,223	5,649	3.47
Consumer loans	85,068	2,986	4.69	91,141	2,834	4.16
Federal Home Loan Bank stock	11,558	447	5.10	11,558	367	4.19
Federal funds sold and other short-term investments	121,750	1,670	1.81	77,710	666	1.13
Total interest earning assets (1)	1,762,614	50,542	3.85	1,609,143	42,516	3.58

Noninterest earning assets:
Cash and due from banks	31,131			28,911
Other	84,552			97,371
Total assets	$1,878,297			$1,735,425

Liabilities
Deposits:
Interest bearing demand	$401,193	$729	0.24%	$333,148	$237	0.09%
Savings and money market accounts	602,421	2,273	0.51	552,903	1,094	0.27
Time deposits	104,585	919	1.18	82,035	440	0.71
Borrowings:
Other borrowed funds	77,906	1,056	1.79	86,945	1,053	1.60
Long-term debt	41,238	1,567	5.02	41,238	1,266	4.05
Total interest bearing liabilities	1,227,343	6,544	0.71	1,096,269	4,090	0.50

Noninterest bearing liabilities:
Noninterest bearing demand accounts	467,727			465,191
Other noninterest bearing liabilities	5,869			5,756
Shareholders' equity	177,358			168,209
Total liabilities and shareholders' equity	$1,878,297			$1,735,425

Net interest income		$43,998			$38,426
Net interest spread (1)			3.14%			3.08%
Net interest margin			3.36%			3.24%
Ratio of average interest earning assets to average interest bearing liabilities	143.61%			146.78%

(1)	Yields are presented on a tax equivalent basis using a 21% and a 35% tax rate at September 30, 2018 and 2017, respectively.
(2)
Includes loan fees of $496,000 and $484,000 for the nine months ended September 30, 2018 and 2017.  Includes average nonaccrual loans of approximately $249,000 and $511,000 for the nine months ended September 30, 2018 and 2017.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate:

	For the three months ended September 30, 2018 vs 2017 Increase (Decrease) Due to			For the nine months ended September 30, 2018 vs 2017 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)

Interest income
Taxable securities	$87	$117	$204	$401	$304	$705
Tax-exempt securities	200	72	272	647	322	969
Commercial loans	609	1,227	1,836	1,587	2,944	4,531
Residential mortgage loans	165	68	233	461	124	585
Consumer loans	(211)	291	80	(281)	433	152
Federal Home Loan Bank stock	---	7	7	---	80	80
Federal funds sold and other short-term investments	170	259	429	487	517	1,004
Total interest income	1,020	2,041	3,061	3,302	4,724	8,026

Interest expense
Interest bearing demand	$20	$212	$232	$57	$435	$492
Savings and money market accounts	39	397	436	106	1,073	1,179
Time deposits	51	158	209	144	335	479
Other borrowed funds	(32)	82	50	(153)	156	3
Long-term debt	---	110	110	---	301	301
Total interest expense	78	959	1,037	154	2,300	2,454
Net interest income	$942	$1,082	$2,024	$3,148	$2,424	$5,572

Provision for Loan Losses: There was no provision for loan losses for the three months ended September 30, 2018 compared to a negative $350,000 provision for the same period in 2017.  The provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $108,000 in the three months ended September 30, 2018 and $214,000 in the same period in 2017.  At September 30, 2018, we had experienced net loan recoveries in each of the past fifteen quarters.  The provision for loan losses for the first nine months of 2018 was a negative $400,000 compared to a negative $1.4 million for the same period in 2017.

Gross loan recoveries were $138,000 for the three months ended September 30, 2018 and $269,000 for the same period in 2017.  In the three months ended September 30, 2018, we had $30,000 in charge-offs, compared to $55,000 in the same period in 2017.  For the nine months ended September 30, 2018, we experienced gross loan recoveries of $759,000 compared to $1.0 million for the same period in 2017.  Gross charge-offs for the nine months ended September 30, 2018 were $156,000 compared to $221,000 for the same period in 2017.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Index
Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2018 was $4.5 million and $13.1 million compared to $4.3 million and $13.0 million and for the same periods in 2017.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Service charges and fees on deposit accounts	$1,132	$1,172	3,242	$3,342
Net gains on mortgage loans	270	369	633	1,273
Trust fees	889	801	2,759	2,412
Gain on sales of securities	---	---	---	3
ATM and debit card fees	1,426	1,324	4,117	3,863
Bank owned life insurance (“BOLI”) income	239	249	715	730
Investment services fees	229	239	724	705
Other income	314	146	908	681
Total noninterest income	$4,499	$4,300	$13,098	$13,009

Net gains on mortgage loans were down $99,000 in the three months ended September 30, 2018 and down $640,000 in the nine months ended September 30, 2018 compared to same periods in 2017 as a result of an overall shift in the mix from loans originated for sale to loans originated for portfolio as well as lower overall origination volume.  Mortgage loans originated for sale in the three months ended September 30, 2018 were $8.4 million, compared to $11.4 million in the same period in 2017.  Mortgage loans originated for portfolio in three months ended September 30, 2018 were $16.8 million, compared to $16.2 million in the same period in 2017.  For the first nine months of 2018, mortgages originated for sale were $23.6 million, compared to $45.0 million for the same period in 2017.  Mortgage loans originated for portfolio in the first nine months of 2018 were $51.7 million, compared to $37.4 million for the first nine months of 2017.

ATM and debit card fees were up in the three months ended September 30, 2018 due to higher volume of usage by our customers.  Trust fees were up for the three and nine months ended September 30, 2018 due to success in growing the number of trust customer relationships we have and favorable investment market value changes.  Other income was up in the three and nine months ended September 30, 2018 due to losses incurred on sales of bank properties in the second and third quarters of 2017.

Noninterest Expense: Noninterest expense increased to $11.2 million for the three month period ended September 30, 2018, from $10.8 million for the same period in 2017.  Noninterest expense increased to $33.9 million for the nine month period ended September 30, 2018 compared to $32.4 million for the same period in 2017.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Salaries and benefits	$6,360	$6,211	$18,942	$18,363
Occupancy of premises	939	922	2,984	2,939
Furniture and equipment	760	797	2,338	2,278
Legal and professional	188	199	606	621
Marketing and promotion	228	226	685	678
Data processing	747	655	2,239	2,068
FDIC assessment	127	134	391	404
Interchange and other card expense	361	333	1,053	970
Bond and D&O insurance	111	119	330	353
Net (gains) losses on repossessed and foreclosed properties	26	(190)	450	(575)
Administration and disposition of problem assets	82	113	202	435
Outside services	499	423	1,299	1,280
Other noninterest expense	811	814	2,413	2,620
Total noninterest expense	$11,239	$10,756	$33,932	$32,434

Index
Most categories of noninterest expense were relatively flat or had reductions compared to the three months ended September 30, 2017 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $149,000 in the three months ended September 30, 2018 from same period in 2017 and was up $579,000 for the first nine months of 2018. This increase is due to annual performance adjustments and inflationary increases in salaries as well as a higher level of costs associated with employee benefits.

Data processing costs continue to increase as more customers choose to use electronic and mobile banking options. Data processing costs were up $92,000 in the three months ended September 30, 2018 and were up $171,000 for the first nine months of 2018.

While costs associated with administration and disposition of problem assets have increased in 2018, they have decreased significantly over the past several years and have normalized.  These expenses include legal costs, repossessed and foreclosed property administration expense and losses on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  The net expense increased from 2017 to 2018, primarily due to realizing net losses on sales in the first three and nine months of 2018 compared to net gains on sales in same periods in 2017.  Actual holding costs were down in 2018.

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Legal and professional – nonperforming assets	$29	$39	$51	$74
Repossessed and foreclosed property administration	53	74	152	361
Net (gains) losses on repossessed and foreclosed properties	26	(190)	449	(575)
Total	$108	$(77)	$652	$(140)

As the level of problem loans and assets have declined, the costs associated with these nonperforming assets have decreased significantly over the past several years.  Other real estate owned decreased from $6.7 million at September 30, 2017 to $3.5 million at September 30, 2018.  During the second quarter of 2017, we sold our largest individual other real estate owned property at that time (carry value of $3.4 million) for a net gain of $68,000.   This property was responsible for a significant portion of our nonperforming asset expense, including maintenance, property taxes and utility costs.

Net gains/losses on repossessed assets and foreclosed properties for the three month period ended September 30, 2018 swung unfavorably by $216,000 compared to the same period in 2017.  For the first nine months of 2018, net gains/losses swung unfavorably by $1.0 million compared to 2017.  These changes were primarily due to net gains/losses on sales of other real estate properties in these periods.  In the three month period ended September 30, 2018, net realized losses of $26,000, compared to net realized gains of $190,000 for the same period in 2017.  For the nine month period ended September 30, 2018, net realized losses totaled $158,000, compared to net realized gains of $660,000 for the same period in 2017.

Federal Income Tax Expense: We recorded $1.6 million and $4.2 million in federal income tax expense for the three and nine month periods ended September 30, 2018 compared to $2.2 million and $6.3 million in the same periods in 2017.  Our effective tax rate for the three and nine month periods ended September 30, 2018 was 18.64% and 17.94%, compared to 30.67% and 30.73%, respectively, for the same periods in 2017.  Federal income tax expense and related effective tax rates were lower in the 2018 periods due to the effect of tax reform legislation enacted at the end of 2017.

FINANCIAL CONDITION

Total assets were $1.92 billion at September 30, 2018, an increase of $29.0 million from $1.89 billion at December 31, 2017. This change reflected increases of $21.7 million in cash and cash equivalents and $24.4 million in our loan portfolio, offset by decreases of $14.1 million in securities held to maturity and $2.3 million in other real estate owned.  Total deposits increased by $38.7 million and other borrowed funds decreased by $22.1 million at September 30, 2018 compared to December 31, 2017.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $183.2 million at September 30, 2018 compared to $161.5 million at December 31, 2017.  The increase in these balances related primarily to the increase in total deposits.

Securities: Debt securities available for sale were $218.6 million at September 30, 2018 compared to $220.7 million at December 31, 2017. The balance at September 30, 2018 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $85.8 million at December 31, 2017 to $71.7 million at September 30, 2018  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Index
Portfolio Loans and Asset Quality: Total portfolio loans increased by $24.4 million in the first nine months of 2018 and were $1.34 billion at September 30, 2018 compared to $1.32 billion at December 31, 2017. During the first nine months of 2018, our commercial portfolio increased by $13.5 million, while our consumer portfolio decreased by $1.8 million and our residential mortgage portfolio increased by $12.7 million.

Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less or have adjustable rates.  Mortgage loans originated for portfolio in the first nine months of 2018 increased $14.3 million compared to the same period in 2017, from $37.4 million in the first nine months of 2017 to $51.7 million in the same period in 2018.  Instead of selecting 30-year fixed rate mortgages, many of our customers selected adjustable rate mortgages (“ARMs”) as the general rise in interest rates caused ARM rates to be more attractive than fixed rates.

The volume of residential mortgage loans originated for sale in the first nine months of 2018 decreased $21.4 million compared to the same period in 2017 due to a higher interest rate environment. Residential mortgage loans originated for sale were $23.6 million in the first nine months of 2018 compared to $45.0 million in the first nine months of 2017.

The following table shows our loan origination activity for loans to be held in portfolio during the first nine months of 2018 and 2017, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$14,933	4.1%	$785	$7,477	2.2%	$831
Unsecured to residential developers	---	---	---	---	---	---
Vacant and unimproved	11,124	3.0	695	6,284	1.9	524
Commercial development	350	0.1	175	125	---	125
Residential improved	59,463	16.2	457	40,281	12.1	247
Commercial improved	28,772	7.8	587	66,245	19.8	1,142
Manufacturing and industrial	38,827	10.6	1,252	24,061	7.2	776
Total commercial real estate	153,469	41.8	621	144,473	43.2	527
Commercial and industrial	126,239	34.3	682	116,192	34.8	692
Total commercial	279,708	76.1	647	260,665	78.0	590

Consumer
Residential mortgage	51,697	14.1	253	37,439	11.2	234
Unsecured	32	---	16	---	---	---
Home equity	33,195	9.0	88	34,070	10.2	85
Other secured	2,744	0.8	24	1,850	0.6	16
Total consumer	87,668	23.9	126	73,359	22.0	108
Total loans	$367,376	100.0%	325	$334,024	100.0%	298

Index
The following table shows a breakout of our commercial loan activity during the first nine months of 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Commercial loans originated	$279,707	$260,665
Repayments of commercial loans	(240,839)	(224,420)
Change in undistributed - available credit	(25,368)	(54,368)
Net increase/(decrease) in total commercial loans	$13,500	$(18,123)

Overall, the commercial loan portfolio increased $13.5 million in the first nine months of 2018.  Our commercial and industrial portfolio increased by $2.5 million and our commercial real estate loans increased by $11.0 million.  Our overall production of commercial loans increased by $19.0 million from $260.7 million in the first nine months of 2017 compared to $279.7 million in the same period of 2018.  Considering our pipeline of commercial credits at September 30, 2018, we expect to achieve measured, high quality loan portfolio growth throughout the remainder of 2018 consistent with growth experienced in the latter part of the previous two years.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 76.0% and 76.3% of the total loan portfolio at September 30, 2018 and December 31, 2017. Residential mortgage and consumer loans comprised approximately 24.1% and 23.7% of total loans at September 30, 2018 and December 31, 2017.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30, 2018		December 31, 2017
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$14,766	1.1%	$11,888	0.9%
Unsecured to residential developers	---	---	2,332	0.2
Vacant and unimproved	38,334	2.9	39,752	3.1
Commercial development	722	0.1	1,103	---
Residential improved	92,690	6.9	90,467	6.9
Commercial improved	294,275	21.9	298,714	22.6
Manufacturing and industrial	112,153	8.4	97,679	7.4
Total commercial real estate	552,940	41.2	541,935	41.1
Commercial and industrial	467,703	34.8	465,208	35.2
Total commercial	1,020,643	76.0	1,007,143	76.3

Consumer
Residential mortgage	237,146	17.6	224,452	17.0
Unsecured	145	---	226	---
Home equity	79,860	5.9	82,157	6.2
Other secured	6,889	0.5	6,331	0.5
Total consumer	324,040	24.1	313,166	23.7
Total loans	$1,344,683	100.0%	$1,320,309	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Index
Commercial real estate loans accounted for 41.2% and 41.1 of the total loan portfolio at September 30, 2018 and December 31, 2017 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 17.6% of portfolio loans at September 30, 2018 and 17.0% at December 31, 2017.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. We typically hold for portfolio the originations of adjustable rate mortgages while selling into the secondary market the originations of fixed rate mortgages.

The volume of residential mortgage loans originated for sale during the first nine months of 2018 decreased from the first nine months of 2017 as a result of interest rate conditions.  We are also experiencing a shift in production to financing home purchases versus refinancings.  Volume has been negatively impacted by a shortage in the number of available residential properties for sale in our market areas.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $1.8 million to $86.9 million at September 30, 2018 from $88.7 million at December 31, 2017, due primarily to a decrease in home equity loans.  Consumer loans comprised 6.5% of our portfolio loans at September 30, 2018 and 6.7% at December 31, 2017.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2018, nonperforming assets totaled $3.6 million compared to $6.2 million at December 31, 2017. Additions to other real estate owned in the first nine months of 2018 were $293,000, compared to $60,000 in the first nine months of 2017.  At September 30, 2018, there were no loans in the redemption period following foreclosure, so we expect there to be few, if any, additions to other real estate owned in 2018.  Proceeds from sales of foreclosed properties were $2.1 million in the first nine months of 2018, resulting in net realized loss on sales of $158,000.  Proceeds from sales of foreclosed properties were $6.2 million in the first nine months of 2017 resulting in net realized gains on sales of $660,000.    Based upon purchase agreements in place at September 30, 2018 and the sale of our largest individual property in the second quarter of 2017, we expect the level of sales of foreclosed properties to be lower in 2018 than experienced in 2017.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of September 30, 2018, nonperforming loans were negligible and totaled $123,000, or 0.01% of total portfolio loans, compared to $395,000, or 0.03% of total portfolio loans, at December 31, 2017.

Nonperforming loans at September 30, 2018 consisted of $121,000 of commercial real estate loans and $2,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $3.5 million at September 30, 2018 and $5.8 million at December 31, 2017. Of this balance at September 30, 2018, there were 11 commercial real estate properties totaling approximately $3.4 million. The remaining balance was comprised of 2 residential properties totaling approximately $52,000.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

Index
At September 30, 2018, our foreclosed asset portfolio had a weighted average age held in portfolio of 6.80 years. Below is a breakout of our foreclosed asset portfolio at September 30, 2018 and December 31, 2017 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	September 30, 2018				December 31, 2017
Foreclosed Asset Property Type	Carrying Value		Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$	---	---%	---%	$60	---%	24.3%
Residential Lot		52	50.1	63.4	109	46.9	73.1
Multi-Family		---	---	---	---	---	---
Vacant Land		465	31.0	41.7	1,345	56.1	60.5
Residential Development		815	38.6	82.3	2,167	30.0	71.8
Commercial Office		---	---	---	---	---	---
Commercial Industrial		---	---	---	---	---	---
Commercial Improved		2,133	---	---	2,086	6.7	8.0
		$3,465	18.2	54.9	$5,767	33.4	58.3

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2018	December 31, 2017
Nonaccrual loans	$123	$395
Loans 90 days or more delinquent and still accruing	---	---
Total nonperforming loans (NPLs)	123	395
Foreclosed assets	3,465	5,767
Repossessed assets	---	11
Total nonperforming assets (NPAs)	$3,588	$6,173

NPLs to total loans	0.01%	0.03%
NPAs to total assets	0.19%	0.33%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018			December 31, 2017
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$9,742	$6,713	$16,455	$13,420	$8,344	$21,764
Nonperforming TDRs (1)	121	---	121	315	1	316
Total TDRs	$9,863	$6,713	$16,576	$13,735	$8,345	$22,080

(1)	Included in nonperforming asset table above

Index
We had a total of $16.6 million and $22.1 million of loans whose terms have been modified in TDRs as of September 30, 2018 and December 31, 2017, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $5.5 million from December 31, 2017 to September 30, 2018.  The decrease was due to paydowns and payoffs of TDRs in the first nine months of 2018.  There were 133 loans identified as TDR at September 30, 2018 compared to 151 loans at December 31, 2017.

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

Allowance for loan losses: The allowance for loan losses at September 30, 2018 was $16.8 million, an increase of $203,000 from $16.6 million at December 31, 2017.  The balance of the allowance for loan losses represented 1.25% of total portfolio loans at September 30, 2018 and 1.26% at December 31, 2017.  The allowance for loan losses to nonperforming loan coverage ratio increased from 4,203% at December 31, 2017 to 13,661% at September 30, 2018.

The table below shows the changes in certain credit metrics over the past five quarters (dollars in millions):

	Quarter Ended September 30, 2018	Quarter Ended June 30, 2018	Quarter Ended March 31, 2018	Quarter Ended December 31, 2017	Quarter Ended September 30, 2017
Commercial loans	$1,020.6	$1,005.5	$1,007.0	$1,007.1	$949.2
Nonperforming loans	0.1	0.1	0.3	0.4	0.5
Other real estate owned and repo assets	3.5	3.9	5.2	5.8	6.7
Total nonperforming assets	3.6	4.0	5.5	6.2	7.2
Net charge-offs (recoveries)	(0.1)	(0.3)	(0.2)	(0.2)	(0.2)
Total delinquencies	0.5	0.5	1.6	1.0	0.8

As discussed earlier, we have had net loan recoveries in each of the last fifteen quarters.  Our total delinquencies have continued to be negligible and were $0.5 million at September 30, 2018 and $1.0 million at December 31, 2017.  Our delinquency percentage at September 30, 2018 was just 0.04%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $203,000 in the first nine months of 2018.  We recorded a negative provision for loan losses of $400,000 for the nine months ended September 30, 2018 compared to a negative $1.4 million for the same period of 2017.  Net loan recoveries were $603,000 for the nine months ended September 30, 2018, compared to net recoveries of $822,000 for the same period in 2017. The ratio of net recoveries to average loans was -0.06% on an annualized basis for the first nine months of 2018, compared to -0.09% for the first nine months of 2017.

We are encouraged by the reduced level of gross charge-offs over recent quarters. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets. We believe we have seen stabilization and improvement in economic conditions and real estate markets.

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

Index
Overall, impaired loans declined by $5.5 million to $16.6 million at September 30, 2018 compared to $22.1 million at December 31, 2017.  The specific allowance for impaired loans increased $62,000 to $1.3 million at September 30, 2018.  The specific allowance for impaired loans represented 7.7% of total impaired loans at September 30, 2018 and 5.5% at December 31, 2017.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.3 million at September 30, 2018 and $12.4 million at December 31, 2017.  The qualitative component of our allowance allocated to commercial loans was $12.3 million at September 30, 2018 down from $12.6 million at December 31, 2017.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.2 million at September 30, 2018 and $3.0 million at December 31, 2017.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:  Premises and equipment totaled $45.6 million at September 30, 2018, down $998,000 from $46.6 million at December 31, 2017 as a result of depreciation expense exceeding acquisition cost during that period.

Deposits and Other Borrowings: Total deposits increased $38.7 million to $1.62 billion at September 30, 2018, as compared to $1.58 billion at December 31, 2017.  Non-interest checking account balances increased $10.1 million during the first nine months of 2018.  Interest bearing demand account balances decreased $323,000 and savings and money market account balances increased $11.1 million in the first nine months of 2018.  Certificates of deposits increased by $18.4 million in the first nine months of 2018.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 31% of total deposits at September 30, 2018 and 31% at December 31, 2017.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers have chosen to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 62% of total deposits at September 30, 2018 and 63% at December 31, 2017. Time accounts as a percentage of total deposits were 7% at September 30, 2018 and 6% December 31, 2017.  We are experiencing growth in time deposits after several years of decline due to the low interest rate environment.  As deposit rates have begun to rise, customers are finding time deposits to be more attractive and this has resulted in some shift from non-maturing deposit types.  Most of the growth is for maturity periods less than 18 months.

Borrowed funds totaled $111.2 million at September 30, 2018, including $70.0 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $133.4 million at December 31, 2017, including $92.1 million of FHLB advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $22.1 million in the first nine months of 2018 primarily due to the scheduled maturities of $42.1 million in FHLB advances during the first nine months of 2018, partially offset by the addition of a $5.0 million advance taken in May 2018 and two advances totaling $15.0 million taken in the third quarter of 2018.

Index
CAPITAL RESOURCES

Total shareholders' equity of $184.0 million at September 30, 2018 increased $11.0 million from $173.0 million at December 31, 2017. The increase was primarily a result of net income of $19.3 million earned in the first nine months of 2018 partially offset by a decrease of $3.2 million in accumulated other comprehensive income and the payment of $6.1 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at September 30, 2018.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	September 30, 2018	June 30, 2018	March 31, 2018	Dec 31, 2017	Sept 30, 2017
Total capital to risk weighted assets	15.8%	15.5%	15.4%	15.0%	15.5%
Common Equity Tier 1 to risk weighted assets	12.1	11.8	11.7	11.3	11.7
Tier 1 capital to risk weighted assets	14.7	14.4	14.3	13.9	14.4
Tier 1 capital to average assets	11.9	11.9	11.8	11.9	12.0

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2018 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2018, the Bank held $152.3 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $324.5 million as of September 30, 2018.

Index
In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at September 30, 2018 (dollars in thousands):

	Maturing in
	Less than 1 year		1-3 years		3-5 years		More than 5 years
Long term debt	$	---	$	---	$	---	$41,238
Time deposit maturities		68,412		38,746		2,291	---
Other borrowed funds		20,000		10,000		10,000	30,000
Operating lease obligations		247		191		---	---
Total		$88,659		$48,937		$12,291	$71,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At September 30, 2018, we had a total of $489.5 million in unused lines of credit, $101.7 million in unfunded loan commitments and $15.3 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2017, the Bank paid dividends to the Company totaling $7.9 million and the Company paid dividends to its shareholders totaling $6.1 million.  In the first nine months of 2018, the Bank paid dividends to the Company totaling $8.0 million and the Company paid dividends to its shareholders totaling $6.0 million.  The Company retained the remaining balance in each period for general corporate purposes.  At September 30, 2018, the Bank had a retained earnings balance of $60.3 million.

During 2017, the Company received payments from the Bank totaling $5.5 million, representing the Bank’s intercompany tax liability for the 2017 tax year, in accordance with the Company’s tax allocation agreement.  In the same period, the Company made tax payments totaling $4.7 million.  In the first nine months of 2018, the Company received tax payments from the Bank totaling $3.9 million and made federal income tax payments totaling $3.5 million.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at September 30, 2018 was $6.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first nine months of 2018.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2018, we had gross deferred tax assets of $5.4 million, gross deferred tax liabilities of $1.4 million resulting in a net deferred tax asset of $4.0 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  Each reporting period we consider all reasonably available positive and negative evidence and determine whether it is “more likely than not” that we would be able to realize our deferred tax assets.  With the positive results in the first nine months of 2018, we concluded at September 30, 2018 that no valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2018 (dollars in thousands):

	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest Rate Scenario
Interest rates up 200 basis points	$265,305	(4.25)%	$66,342	3.16%
Interest rates up 100 basis points	271,744	(1.93)	65,258	1.48
No change	277,085	---	64,308	---
Interest rates down 100 basis points	270,659	(2.23)	62,848	(2.27)
Interest rates down 200 basis points	252,659	(8.82)	60,090	(6.56)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2018, the end of the period covered by this report.

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

Dated: October 25, 2018