Form 10-K
period 2018-12-31
MACATAWA BANK CORP
filed 2019-02-14
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10‑K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected  not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of June 30, 2018, was $377,429,000 based on the closing sale price of $12.14 as reported on the Nasdaq Stock Market.  There were 34,042,659 outstanding shares of the Company’s common stock as of February 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 07, 2019 are incorporated by reference into Part III of this report.

MACATAWA BANK CORPORATION
FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, including the impact of Basel III, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits and the future level of other revenue sources. Management’s determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and preceding forward-looking statements.

PART I

ITEM 1:	Business.

As used in this report, the terms “we,” “us,” “our,” ”Macatawa” and “Company” mean Macatawa Bank Corporation and its subsidiaries, unless the context indicates another meaning.  The term “Bank” means Macatawa Bank.

Macatawa Bank Corporation is a Michigan corporation, incorporated in 1997, and is a registered bank holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and have issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in our Consolidated Financial Statements. For further information regarding consolidation, see the Notes to the Consolidated Financial Statements.

At December 31, 2018, we had total assets of $1.98 billion, total loans of $1.41 billion, total deposits of $1.68 billion and shareholders’ equity of $190.9 million.  We recognized net income of $26.4 million in 2018 compared to net income of $16.3 million in 2017.  Earnings in 2017 were reduced by $2.5 million to record the impact of tax reform enacted in 2017 on the value of the Company’s net deferred tax assets.  Earnings before income tax in 2018 and 2017 improved over their respective previous years through growth in total revenue, primarily net interest income, while holding noninterest expenses flat.  As of December 31, 2018, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2018.

On December 22, 2017, “H.R.1”, also known as the “Tax Cuts and Jobs Act”, was signed into law.  This new tax law, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. This tax rate change reduced our federal income tax liability during 2018.  U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.  Since the enactment took place in December 2017, we revalued our net deferred tax assets in the fourth quarter of 2017 resulting in a $2.5 million reduction to earnings in 2017.

The Company paid a cash dividend of $0.04 per share for the first and second quarters of 2017 and $0.05 per share for the third and fourth quarters of 2017.  The Company increased the dividend to $0.06 per share for the first, second and third quarters of 2018, and to $0.07 per share for the fourth quarter of 2018.

Over the past several years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

	December 31,
(Dollars in thousands)	2018	2017	2016
Nonperforming loans	$1,304	$395	$300
Other repossessed assets	—	11	—
Other real estate owned	3,380	5,767	12,253
Total nonperforming assets	$4,684	$6,173	$12,553

Total delinquencies 30 days or greater past due	$877	$995	$1,447

We recorded a provision for loan losses of $450,000 in 2018 due to loan portfolio growth and net charge-offs during the year.  Our earnings in 2017 and 2016 were favorably impacted by negative provisions for loan losses of $1.35 million and $1.35 million, respectively.  The negative provisions in these periods were impacted by recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.

While we did experience net charge-offs in 2018, it came after we had experienced five consecutive full years of net recoveries.  The following table reflects the provision for loan losses for the past three years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Provision for loan losses	$450	$(1,350)	$(1,350)
Net charge-offs (recoveries)	174	(988)	(1,231)
Net charge-offs (recoveries) to average loans	0.01%	(0.08)%	(0.10)%
Nonperforming loans to total loans	0.09%	0.03%	0.02%
Loans transferred to ORE to average loans	0.02%	0.01%	0.03%
Performing troubled debt restructurings (“TDRs”) to average loans	1.20%	1.72%	2.45%

Economic conditions in our market areas of Grand Rapids and Holland have been good during the past several years.  The state of Michigan’s unemployment rate at the end of 2018 was 3.9%.  The Grand Rapids and Holland area unemployment rate was 2.5% at the end of 2018.  Residential housing values and commercial real estate property values have increased in recent years.

It also appears that the housing market in our primary market area continues to be strong.  In the Grand Rapids market during 2018, living unit starts were consistent with levels experienced over the past five years.  The Holland-Grand Haven/Lakeshore region showed similar results.

We experienced strong commercial loan growth in recent years. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased steadily from $449.3 million at December 31, 2016 to $513.3 million at December 31, 2018.  Commercial real estate loans have increased from $518.0 million at December 31, 2016 to $568.7 million at December 31, 2018.  Consumer loans have increased from $313.5 million at December 31, 2016 to $323.6 million at December 31, 2018.  We believe we are positioned for continued loan growth in 2019.

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

Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and economic conditions.  Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

Residential Mortgage Loans.   We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates.  Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.  For 2018, we retained loans representing 66% of the total dollar volume originated, compared to 48% in 2017.

Our borrowers generally qualify and are underwritten using industry standards for quality residential mortgage loans.  We do not originate loans that are considered “sub-prime”.  Residential mortgage loan originations derive from a number of sources, including advertising, direct solicitation, real estate broker referrals, existing borrowers and depositors, builders and walk-in customers.  Loan applications are accepted at most of our offices and online. The substantial majority of these loans are secured by one-to-four family properties in our market area.

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

The underwriting standards that we employ for consumer loans include a determination of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.  Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Portfolio Composition

The following table reflects the composition of our loan portfolio and the corresponding percentage of our total loans represented by each class of loans as of the dates indicated.

	December 31
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$81,963	6%	$78,487	6%	$64,968	5%	$90,039	7%	$77,564	7%
Real estate - mortgage	486,748	35	463,448	35	453,013	35	418,633	35	412,967	37
Commercial and industrial	513,345	36	465,208	35	449,342	35	377,298	31	327,674	29
Total commercial	1,082,056	77	1,007,143	76	967,323	76	885,970	73	818,205	73
Residential mortgage	238,174	17	224,452	17	217,614	17	209,972	18	190,249	17
Consumer	85,428	6	88,714	7	95,875	7	101,990	9	110,029	10
Total loans	1,405,658	100%	1,320,309	100%	1,280,812	100%	1,197,932	100%	1,118,483	100%

Less: allowance for loan losses	(16,876)		(16,600)		(16,962)		(17,081)		(18,962)
Total loans, net	$1,388,782		$1,303,709		$1,263,850		$1,180,851		$1,099,521

(1)	Consists of construction and development loans.

At December 31, 2018, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2018 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
(Dollars in thousands)	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$25,713	$37,176	$19,074	$81,963
Real estate - mortgage	48,937	312,054	125,757	486,748
Commercial and industrial	293,866	195,223	24,256	513,345
Total commercial	368,516	544,453	169,087	1,082,056
Residential mortgage	184	5,331	232,659	238,174
Consumer	2,117	19,752	63,559	85,428
Total loans	$370,817	$569,536	$465,305	$1,405,658

	Maturing or Repricing
Loans above:
With predetermined interest rates	$109,341	$412,507	$140,556	$662,404
With floating or adjustable rates	619,207	69,048	53,695	741,950
Total (excluding nonaccrual loans)	$728,548	$481,555	$194,251	1,404,354
Nonaccrual loans				1,304
Total loans				$1,405,658

(1)	Consists of construction and development loans.

Nonperforming Assets

Interest income totaling $1.1 million was recorded in 2018 on loans that were on a non-accrual status or classified as restructured as of December 31, 2018.  Additional interest income of $211,000 would have been recorded during 2018 on these loans had they been current in accordance with their original terms.  More information about the levels of nonperforming loan balances in 2016 through 2018 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading “Portfolio Loans and Asset Quality” included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Loans at December 31, 2018 that were classified as substandard or worse per our internal risk rating system that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading “Portfolio Loans and Asset Quality” included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”  At December 31, 2018, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

A summary of our loan balances at the end of 2016 through 2018 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the heading “Loan Portfolio and Asset Quality” included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of 2016 through 2018 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading “Allowance for Loan Losses” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase (“repo borrowings”) and brokered deposits.  We had no brokered deposits or repo borrowings at December 31, 2018 or 2017.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid.

	December 31
	2018		2017		2016
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$467,663	---%	$464,384	---%	$445,046	---%
Interest bearing demand	406,694	0.3	341,384	0.1	321,825	0.1
Savings and money market accounts	602,676	0.6	557,703	0.3	521,857	0.2
Time	109,715	1.3	85,921	0.8	84,170	0.6
Total deposits	$1,586,748	0.5%	$1,449,392	0.3%	$1,372,898	0.1%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2018 (dollars in thousands).

Three months or less	$17,327
Over 3 months through 6 months	11,496
Over 6 months through 1 year	21,485
Over 1 year	20,797
$71,105

As of the date of this report, the Bank had no material foreign deposits.

Securities Portfolio

Our securities portfolio is classified as either “available for sale” or “held to maturity.”  Securities classified as “available for sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs.

The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates.  We have generally invested in bonds with lower credit risk, primarily those secured by government agencies or insured municipalities, to assist in the diversification of credit risk within our asset base.  The commercial bond component of this category decreased by $10.0 million in 2018.

These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.  We have not experienced any credit losses within our securities portfolio.

The following table reflects the composition of our securities portfolio as of the dates indicated (includes securities available for sale and held to maturity).

	December 31,
(Dollars in thousands)	2018	2017	2016
U.S. Treasury and federal agency securities	$95,398	$101,964	$84,350
U.S. Agency MBS and CMOs	32,890	23,385	11,817
Tax-exempt state and municipal bonds	115,461	127,884	108,565
Taxable state and municipal bonds	45,934	43,735	33,883
Corporate bonds	7,637	8,109	13,726
Other equity securities	—	1,470	1,470
Total	$297,320	$306,547	$253,811

At December 31, 2018, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders’ equity.  At December 31, 2018, we had no investment in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2018.

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
U.S. Treasury and federal agency securities	$14,647	1.44%	$77,774	1.92%	$2,978	2.77%	$—	—%
U.S. Agency MBS and CMOs	—	—	267	2.28	1,774	2.73	30,849	2.64
Tax-exempt state and municipal bonds (1)	8,657	1.92	43,032	3.29	44,132	3.10	19,640	2.74
Taxable state and municipal bonds	5,962	2.04	32,958	2.28	5,928	2.92	1,086	2.25
Corporate bonds	3,064	2.05	4,572	1.35	—	—	—	—
Total (1)	$32,330	1.73%	$158,603	2.37%	$54,812	3.05%	$51,575	2.62%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We offer trust services to further provide for the financial needs of our customers.  As of December 31, 2018, the Trust Department managed assets of approximately $820.8 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2018, personal trust assets under management totaled approximately $458.6 million.  Our retirement plan services encompass all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2018, retirement plan assets under management totaled approximately $362.2 million.

Market Area

Our primary market area includes Ottawa, Kent and northern Allegan Counties, all located in western Michigan. This area includes two mid-sized cities, Grand Rapids and Holland, and rural areas. Grand Rapids is the second largest city in Michigan.  Holland is the largest city in Ottawa County. Both cities and surrounding areas have a solid and diverse economic base, which includes health and life sciences, tourism, office and home furniture, automotive components and assemblies, pharmaceutical, transportation, equipment, food and construction supplies.  Grand Valley State University, a 25,000-student regional university with nearly 2,000 employees, has its three main campuses in our market area.  GVSU and several smaller colleges and university affiliates located in our market area help stabilize the local economy because they are not as sensitive to the fluctuations of the broader economy.  Companies operating in the market area include the Van Andel Institute, Steelcase, Herman Miller, Amway, Gentex, Spectrum Health, Haworth, Wolverine World Wide, Johnson Controls, General Motors, Gerber, Magna, SpartanNash and Meijer.

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

Employees

As of December 31, 2018, we had 334 full-time equivalent employees consisting of 292 full-time and 79 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

SUPERVISION AND REGULATION

The following is a summary of statutes and regulations affecting Macatawa Bank Corporation and Macatawa Bank.  A change in applicable laws or regulations may have a material effect on us and our business.

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.  Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the State of Michigan’s Department of Financial and Insurance Services (“DIFS”), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and declaration and payment of dividends.  The system of supervision and regulation applicable to us and our bank establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC’s deposit insurance fund, our depositors, and the public, rather than our shareholders.

Federal law and regulations establish supervisory standards applicable to our lending activities, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Recent Developments

Tax Cuts and Jobs Act: On December 22, 2017, “H.R.1”, also known as the “Tax Cuts and Jobs Act”, was signed into law.  This new tax law, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. This tax rate change reduced the Company’s federal income tax liability in 2018.  However, the new tax law impacted the Company’s 2017 operating results as well.  U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.  Since the enactment took place in December 2017, the Company revalued its net deferred tax assets in the fourth quarter of 2017 resulting in a $2.5 million reduction to earnings in 2017.

Macatawa Bank Corporation

General.  Macatawa Bank Corporation is registered as a bank holding company with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Under the BHCA, Macatawa Bank Corporation is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of our operations and such additional information as the Federal Reserve Board may require.

In accordance with Federal Reserve Board policy, Macatawa Bank Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank.  In addition, if the DIFS deems the Bank’s capital to be impaired, the DIFS may require the Bank to restore its capital by a special assessment upon Macatawa Bank Corporation as the Bank’s sole shareholder.  If Macatawa Bank Corporation were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell all or part of the shares of the Bank’s stock owned by Macatawa Bank Corporation to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

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

Additional information on our capital ratios may be found in Item 7 of this report under the heading “Capital Resources” included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

Dividends.  Macatawa Bank Corporation is a corporation separate and distinct from the Bank.  Most of our revenues are dividends paid by the Bank.  Thus, Macatawa Bank Corporation’s ability to pay dividends to our shareholders is indirectly limited by restrictions on the Bank’s ability to pay dividends described below.  Further, in a policy statement, the Federal Reserve Board has expressed its view that a bank holding company should not pay cash dividends if its net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends, its prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition, or it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.  Similar enforcement powers over our Bank are possessed by the FDIC.  The “prompt corrective action” provisions of federal law and regulation authorizes the FDIC to restrict the payment of dividends to Macatawa Bank Corporation by our Bank if the Bank fails to meet specified capital levels.

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

Federal Securities Regulation.   Our common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.  We are subject to the Sarbanes-Oxley Act, which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the U.S. public markets.  We are generally subject to these requirements and applicable SEC rules and regulations.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 3 basis points in 2019.  The FDIC Deposit Insurance Fund exceeded its targeted reserve ratio of 1.35% and the FDIC sent the Bank a letter dated January 24, 2019 notifying the Bank that it would be apportioned a share of the excess in the form of credits to offset future assessments.  The preliminary assessment credit for the Bank was approximately $400,000.  Total FDIC assessment expense for 2018 was $518,000, so this will significantly reduce the Bank’s expense in 2019.

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

Capital Requirements.  The FDIC has established the following minimum capital standards for FDIC insured banks:  a leverage requirement consisting of a ratio of Tier 1 capital to total average assets and risk-based capital requirements consisting of a ratio of total capital to total risk-weighted assets, a ratio of Tier 1 capital to total risk-weighted assets, and a ratio of common equity Tier 1 (CET1) capital to risk weighted assets.  Tier 1 capital consists principally of shareholders’ equity.  Common equity Tier 1 capital excludes forms of stock that are not common stock.

Basel III. In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. We expect that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

Federal regulations define these capital categories as follows:

	CET1 Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Leverage Ratio
Well capitalized	6.5% or above	8% or above	10% or above	5% or above
Adequately capitalized	4.5% or above	6% or above	8% or above	4% or above
Undercapitalized	Less than 4.5%	Less than 6%	Less than 8%	Less than 4%
Significantly undercapitalized	Less than 3%	Less than 4%	Less than 6%	Less than 3%
Critically undercapitalized	—	—	—	Ratio of tangible equity to total assets of 2% or less

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

As of December 31, 2018, the Bank was categorized as “well capitalized”.   Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to Macatawa or any subsidiary of Macatawa, on investments in the stock or other securities of Macatawa or any subsidiary of Macatawa and the acceptance of the stock or other securities of Macatawa or any subsidiary of Macatawa as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to Macatawa’s directors and officers, to our principal shareholders and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of our company or any subsidiary or a principal shareholder in our company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Consumer Protection Laws.  The Bank’s business includes making a variety of types of loans to individuals. In making these loans, we are subject to state usury and regulatory laws and to various federal laws and regulations, including the privacy of consumer financial information provisions of the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Servicemembers Civil Relief Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

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

The USA PATRIOT Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The FDIC continues to issue regulations and additional guidance with respect to the application and requirements of BSA and AML.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “United States persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction (including property in the possession or control of United States persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

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

We were profitable in years 2016 through 2018. Earnings in these years were supported, in part, by negative provisions for loan losses and non-recurring events.  We have recorded negative provisions for loan losses of $1.35 million and $1.35 million for the years ended December 31, 2017, and 2016, respectively. We do not expect a similar level of negative provisions for loan losses in 2019, and non-recurring events with similar levels of positive impact on earnings are not likely to occur in 2019.

Our nonperforming assets and other problem loans could have an adverse effect on the Company’s results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $4.7 million at December 31, 2018.  These assets could negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets.

National, state and local economic conditions could have a material adverse effect on the Company’s results of operations and financial condition.

The results of operations for financial institutions, including our Bank, may be materially and adversely affected by changes in prevailing national, state and local economic conditions. Our profitability is heavily influenced by the quality of the Company’s loan portfolio and the stability of the Company’s deposits. Unlike larger national or regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Ottawa, Kent and Allegan Counties of western Michigan. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services, and the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, capital or credit markets or other factors, could impact national and local economic conditions and have a material adverse effect on the Company’s results of operations and financial condition.

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

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, operating expenses and capital expenditures. Liquidity of the Bank is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding sources. Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity.  An inability to retain the current level of deposits, including the loss of one or more of the Bank’s larger deposit relationships, could have a material adverse effect on the Bank’s liquidity.  Our access to funding sources in amounts adequate to finance activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of the business activity due to a market down turn or regulatory action that limits or eliminates access to alternate funding sources, including brokered deposits discussed above. Our ability to borrow could also be impaired by factors that are nonspecific to the Company, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2018, we had approximately $568.7 million of commercial real estate loans outstanding, which represented approximately 40.5% of our loan portfolio.  As of that same date, we had approximately $238.2 million in residential real estate loans outstanding, or approximately 23.0% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $1.1 billion at December 31, 2018, comprising approximately 77.0% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $35.3 million, $30.8 million and $26.0 million at December 31, 2018, 2017 and 2016, respectively. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

We may face pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios.  Purchasers of residential mortgage loans, such as government sponsored entities, may seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria.  We may face claims from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims.  If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

For the five-year period ended December 31, 2018, the Company has sold an aggregate of $379.7 million of residential mortgage loans on the secondary market.  As of December 31, 2018, the Company had no pending repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2018.

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

For several years prior to December 2015, the Federal Open Market Committee (“FOMC”) kept the target federal funds between 0% and 0.25%.  In December 2015, the FOMC increased the target federal funds rate by 25 basis points, representing the first increase in nearly a decade.  Since then, the FOMC has increased the target federal funds rate by 25 basis points on eight separate occasions.  Based on comments made by the FOMC, we expect fewer increases during 2019, and the overall lower interest rate environment is expected to continue in 2019.  The extended lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

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

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. The Company has exposure to multiple counterparties, and the Company routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by the Company or by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

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

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations.  We may need to raise additional capital to support our current level of assets or our growth.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all.  If we cannot raise additional capital when needed, our ability to expand our operations through organic growth or acquisitions could be materially limited.  Additional information on the capital requirements applicable to the Bank may be found under the heading “Regulatory Capital” in Note 17 in Item 8.

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

We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including technology-oriented financial services (FinTech) companies.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are.  Most of our competitors have been in business for many years, have established customer bases, are larger, and have substantially higher lending limits than we do.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.  Competition for limited, high-quality lending opportunities and core deposits in an increasingly competitive marketplace may adversely affect our results of operations.

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact our results of   operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.  Our management considers a wide range of factors about the security issuer and uses reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, or failure or interruption of the Company’s communication or information systems, could severely harm the Company’s business.

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

Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether such information is held by the Company or by its vendors, or failure or interruption of the Company’s communication or information systems, could severely damage the Company’s reputation, expose it to risks of regulatory scrutiny, litigation and liability, disrupt the Company’s operations, or result in a loss of customer business, the occurrence of any of which could have a material adverse effect on the Company’s business.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

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

An “ownership change” for purposes of Section 382 of the Internal Revenue Code could materially impair our ability to use our deferred tax assets.

At December 31, 2018, our gross deferred tax asset was $4.9 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

If an “ownership change” occurs, we could lose certain built-in losses that have not been recognized for tax purposes. The amount of the permanent loss would depend on the size of the annual limitation (which is in part a function of our market capitalization at the time of an “ownership change”) and the remaining carry forward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years).

Our ability to maintain, attract and retain customer relationships is highly dependent on our reputation.

Our customers rely on us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current customers and our ability to attract potential customers. Such damage could also impair the confidence of our counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, employee, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in misconduct that adversely affects our customers and/or our business. For example, if an employee were to engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm, we could be subject to regulatory sanctions and/or penalties, and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our business, financial condition or results of operations.

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. If these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Risks Associated With the Company’s Stock

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

Stock price volatility may make it more difficult for a shareholder to resell our common stock when a shareholder wants to and at prices a shareholder finds attractive or at all.  Our stock price can fluctuate significantly in response to a variety of factors, regardless of operating results.  These factors include, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors’ or analysts’ perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;
•	Regulatory developments, including changes to regulatory capital levels, components of regulatory capital and how regulatory capital is calculated;
•	Interest rate changes or credit loss trends;
•	Trading volume in our common stock;
•	Market conditions; and
•	General economic conditions.

The Company may issue additional shares of its common stock in the future, which could dilute a shareholder’s ownership of common stock.

The Company’s articles of incorporation authorize its Board of Directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder’s ownership of Company common stock.

To the extent that the Company issues options or warrants to purchase common stock in the future and the options or warrants are exercised, the Company’s shareholders may experience further dilution. Holders of shares of Company common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of Company common or preferred stock.

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

The Company’s common stock is not insured by any governmental entity.

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

The Company has in the past and may in the future increase its capital by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the Company’s liquidation, its lenders and holders of its debt securities would receive a distribution of the Company’s available assets before distributions to the holders of Company common stock. The Company’s decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond its control. The Company cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of Company common stock and dilute a shareholder’s interest in the Company.

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

The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage certain types of hostile takeover activities. In addition to these provisions and the provisions of our articles of incorporation and bylaws, federal law requires the Federal Reserve Board’s approval prior to acquisition of “control” of a bank holding company. All of these provisions may have the effect of delaying or preventing a change in control of the Company without action by our shareholders, and therefore, could adversely affect the price of our common stock.

If an entity holds as little as a 5% interest in our outstanding securities, that entity could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity, including a “group” composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  In addition, any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of our outstanding securities.  Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries.  Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 14, 2019, were as follows:

Location of Facility	Use
10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
116 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility, lease expires August 2020)
126 Ottawa Avenue N.W., Grand Rapids	Loan Center (Leased facility, lease expires August 2020)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton	Branch Office (Leased facility, lease expires December 2019)
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office and Loan Center
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office and Loan Center
15135 Whittaker Way, Grand Haven	Branch Office
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28 th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2018 and 2017 are set forth in the table below.

	2018			2017
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$10.63	$9.75	$0.06	$10.31	$9.61	$0.04
Second Quarter	12.77	10.30	0.06	10.41	9.15	0.04
Third Quarter	12.77	11.64	0.06	10.40	9.14	0.05
Fourth Quarter	11.59	9.15	0.07	10.57	9.66	0.05

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 14, 2019, there were approximately 724 owners of record and approximately 4,967 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the SNL Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2013 at the initial price of $5.00 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Macatawa Bank Corporation	100.00	110.52	125.49	219.59	214.94	211.56
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2018.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
Period
October 1 - October 31, 2018
Employee Transactions	—	—
November 1 - November 30, 2018
Employee Transactions	9,685	$10.36
December 1 - December 31, 2018
Employee Transactions	3,214	$9.60
Total for Fourth Quarter ended December 31, 2018
Employee Transactions	12,899	$10.17

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Financial Condition
Total assets	$1,975,124	$1,890,232	$1,741,013	$1,729,643	$1,583,846
Securities	297,320	306,547	253,811	218,671	193,459
Loans	1,405,658	1,320,309	1,280,812	1,197,932	1,118,483
Deposits	1,676,739	1,579,010	1,448,724	1,435,512	1,306,325
Long-term debt	41,238	41,238	41,238	41,238	41,238
Other borrowed funds	60,000	92,118	84,173	96,169	88,107
Shareholders’ equity	190,853	172,986	162,239	151,977	142,519
Share Information*
Basic earnings (loss) per common share	$0.78	$0.48	$0.47	$0.38	$0.31
Diluted earnings (loss) per common share	0.78	0.48	0.47	0.38	0.31
Book value per common share	5.61	5.09	4.78	4.48	4.21
Tangible book value per common share	5.61	5.09	4.78	4.48	4.21
Dividends per common share	0.25	0.18	0.12	0.11	0.08
Dividend payout ratio	32.05%	37.50%	25.53%	28.95%	25.81%
Average dilutive common shares outstanding	34,018,554	33,952,872	33,922,548	33,891,429	33,803,030
Common shares outstanding at period end	34,045,411	33,972,977	33,940,788	33,925,113	33,866,789
Operations
Interest income	$69,037	$57,676	$52,499	$49,386	$46,988
Interest expense	9,411	5,732	4,959	5,306	5,596
Net interest income	59,626	51,944	47,540	44,080	41,392
Provision for loan losses	450	(1,350)	(1,350)	(3,500)	(3,350)
Net interest income after provision for loan losses	59,176	53,294	48,890	47,580	44,742
Total noninterest income	17,503	17,419	19,074	17,793	16,214
Total noninterest expense	44,329	43,688	45,782	46,953	45,910
Income before income tax	32,350	27,025	22,182	18,420	15,046
Federal income tax**	5,971	10,733	6,231	5,626	4,573
Net income attributable to common shares	26,379	16,292	15,951	12,794	10,473
Performance Ratios
Return on average equity	14.69%	9.60%	10.06%	8.68%	7.58%
Return on average assets	1.40	0.93	0.95	0.79	0.70
Yield on average interest-earning assets	3.91	3.59	3.42	3.36	3.48
Cost on average interest-bearing liabilities	0.76	0.51	0.46	0.49	0.56
Average net interest spread	3.15	3.08	2.96	2.87	2.92
Average net interest margin	3.38	3.24	3.11	3.01	3.07
Efficiency ratio	57.47	62.98	68.73	75.89	79.70
Capital Ratios
Period-end equity to total assets	9.66%	9.15%	9.32%	8.79%	9.00%
Average equity to average assets	9.51	9.69	9.47	9.10	9.25
Total risk-based capital ratio (consolidated)	15.54	14.99	14.88	14.80	15.55
Credit Quality Ratios
Allowance for loan losses to total loans	1.20%	1.26%	1.32%	1.43%	1.70%
Nonperforming assets to total assets	0.24	0.33	0.72	1.06	2.32
Net charge-offs / (recoveries) to average loans	0.01	(0.08)	(0.10)	(0.14)	(0.14)

*Retroactively adjusted to reflect the effect of all stock splits and dividends
**2017 reflects the effect of “H.R.1”, also known as the “Tax Cuts and Jobs Act”, on the value of the Company’s net deferred tax assets which increased federal income tax expense by $2,524,000.  2018 reflects the effect of the reduced corporate tax rate from 35% to 21% under H.R.1 effective as of January 1, 2018.

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

At December 31, 2018, we had total assets of $1.98 billion, total loans of $1.41 billion, total deposits of $1.68 billion and shareholders’ equity of $190.9 million.  We recognized net income of $26.4 million in 2018 compared to net income of $16.3 million in 2017.  Earnings in 2017 were reduced by $2.5 million to record the impact of tax reform enacted in 2017 on the value of the Company’s net deferred tax assets.  Earnings before income tax in 2018 and 2017 improved over their respective previous years through growth in total revenue, primarily net interest income, while holding noninterest expenses stable.  As of December 31, 2018, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2018.

The Company paid a cash dividend of $0.04 per share for the first and second quarters of 2017 and increased to $0.05 per share for the third and fourth quarters of 2017.  The Company increased the dividend to $0.06 per share for the first, second and third quarters of 2018, and to $0.07 per share for the fourth quarter of 2018.

Over the past several years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Nonperforming loans	$1,304	$395	$300
Other repossessed assets	—	11	—
Other real estate owned	3,380	5,767	12,253
Total nonperforming assets	$4,684	$6,173	$12,553

Total loan delinquencies 30 days or greater past due	$877	$995	$1,447

We recorded a provision for loan losses of $450,000 in 2018 due to loan portfolio growth and net charge-offs during the year.  Our earnings in 2017 were favorably impacted by negative provision for loan losses of $1.35 million.  The negative provision in 2017 was impacted by recoveries from our collection efforts and a continual decline in our historical charge-off levels from prior years.

While we had net charge-offs in 2018, it followed five consecutive full years of net recoveries.  The following table reflects the provision for loan losses for the past five years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the year ended December 31,
(Dollars in thousands)	2018	2017	2016
Provision for loan losses	$450	$(1,350)	$(1,350)
Net charge-offs / (recoveries)	174	(988)	(1,231)
Net charge-offs to average loans	0.01%	-0.08%	-0.10%
Nonperforming loans to total loans	0.09%	0.03%	0.02%
Loans transferred to ORE to average loans	0.02%	0.01%	0.01%
Performing troubled debt restructurings to average loans	1.20%	1.72%	2.45%

Economic conditions in our market areas of Grand Rapids and Holland have been good during the past several years.  The state of Michigan’s unemployment rate at the end of 2018 was 3.9%.  The Grand Rapids and Holland area unemployment rate was 2.5% at the end of 2018.  Residential housing values and commercial real estate property values have increased in recent years.

It also appears that the housing market in our primary market area continues to be strong.  In the Grand Rapids market during 2018, living unit starts were consistent with levels experienced over the past five years.  The Holland-Grand Haven/Lakeshore region showed similar results.

We experienced strong commercial loan growth in recent years. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased steadily from $449.3 million at December 31, 2016 to $513.3 million at December 31, 2018.  Commercial real estate loans have increased from $449.3 million at December 31, 2016 to $568.7 million at December 31, 2018.  Consumer loans have increased from $313.5 million at December 31, 2016 to $323.6 million at December 31, 2018.  We believe we are positioned for continued loan growth in 2019.

RESULTS OF OPERATIONS

Summary: Net income was $26.4 million ($32.4 million on a pretax basis) for 2018, compared to $16.3 million ($27.0 million on a pretax basis) for 2017.  Earnings per common share on a diluted basis was $0.78 for 2018 and $0.48 for 2017.

Generally, the improvement in Company earnings was the result of strong growth in revenue while expenses have increased at a much lower rate or have been reduced.  As discussed previously, the revaluation of our net deferred tax assets at December 31, 2017 resulting from enactment of tax reform at the end of 2017 caused a $2.5 million one-time increase in our federal income tax expense in 2017.  The strong increase in pretax earnings in 2018 compared to 2017 was due primarily to increased net interest income.  Net interest income increased to $59.6 million in 2018  compared to $51.9 million in 2017.  Total noninterest expense was $44.3 million in 2018 compared to $43.7 million in 2017.

We recorded a provision for loan losses of $450,000 in 2018 and a negative provision for loan losses of $1.35 million in 2017.  These provisions resulted from low levels of nonperforming loans, strong asset quality and the levels of net loan charge-offs/recoveries realized in each of these periods.  These items are discussed more fully below.

Net Interest Income: Net interest income totaled $59.6 million during 2018 compared to $51.9 million during 2017.

The increase in net interest income during 2018 compared to 2017 marked our fourth consecutive year with an increase in net interest income.  This increase was due to an increase in average earning assets of $146.3 million from $1.63 billion in 2017 to $1.77 billion in 2018 as well as improvement in yields on earning assets.  Average yield on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent basis.  Our net interest income as a percentage of average interest-earning assets (i.e. “net interest margin” or “margin”) increased by 14 basis points in 2018 compared to 2017.

The yield on earning assets increased 32 basis points from 3.59% for 2017 to 3.91% for 2018.  The increase from 2017 to 2018 was generally due to increases in short-term interest rates including the federal funds rate, the prime rate and LIBOR.  Our margin in recent years has been negatively impacted by our decision to hold significant balances in liquid and short-term investments.

Net interest income for 2018 increased $7.7 million compared to 2017.  Of this increase, $3.4 million was due to changes in rates earned or paid, while $4.3 million was from changes in the volume of average interest earning assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which increased by $6.7 million in 2018.  Of the $6.7 million increase in interest income on commercial loans, $4.4 million was due to increases in rates earned and $2.3 million was due to increases in average balances.

Average interest earning assets totaled $1.77 billion for 2018 compared to $1.63 billion in 2017.  Increases of $40.4 million in average securities balances and $65.3 million in average loan balances from 2017 to 2018 were the primary drivers of the increase in total earning assets.  Net interest margin was 3.38% for 2018 compared to 3.24% for 2017.  Yield on commercial loans increased from 4.08% in 2017 to 4.52% in 2018.  Yield on residential mortgage loans increased from 3.46% in 2017 to 3.57% in 2018, while yield on consumer loans increased from 4.20% in 2017 to 4.79% in 2018.  The increases in yields on commercial loans and consumer loans, in particular, were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which increased significantly from 2017 to 2018.

Our net interest margin for 2018 was negatively impacted from a 25 basis point increase in our cost of funds from 0.51% for 2017 to 0.76% for 2018. Average interest bearing liabilities increased from $1.11 billion in 2017 to $1.24 billion in 2018.  Increases in the rates paid on certain deposit account types in response to market rates and additional other borrowings caused the increase in our cost of funds.  These costs have increased at a much lower level than yields on our interest earning assets, allowing for the increase in our net interest margin in each period.  With the recent increases in the federal funds rate, we anticipate some additional increase in our funding costs, but again with a lesser impact than on our interest earning assets.

We are encouraged by the increase in higher yielding average earning assets in 2018 and expect these balances to continue to increase in 2019, which should continue to positively affect net interest income.

The following table shows an analysis of net interest margin for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

	For the years ended December 31,
	2018			2017			2016
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$180,787	$3,716	2.06%	$158,805	$2,869	1.81%	$136,051	$2,322	1.71%
Tax-exempt securities (1)	123,923	3,464	3.60	105,460	2,244	3.38	89,442	1,819	3.25
Commercial loans (2)	1,012,413	46,369	4.52	957,987	39,658	4.08	906,506	35,946	3.90
Residential mortgage loans	235,378	8,399	3.57	219,111	7,608	3.46	217,776	7,647	3.51
Consumer loans	85,175	4,084	4.79	90,565	3,802	4.20	96,616	3,806	3.94
Federal Home Loan Bank stock	11,558	578	4.94	11,558	491	4.19	11,558	491	4.18
Federal funds sold and other short-term investments	124,374	2,427	1.92	83,844	1,004	1.18	90,243	468	0.51
Total interest earning assets (1)	1,773,608	69,037	3.91	1,627,330	57,676	3.59	1,548,192	52,499	3.42

Noninterest earning assets:
Cash and due from banks	31,025			29,077			26,593
Other	83,808			95,896			98,799
Total assets	$1,888,441			$1,752,303			$1,673,584

Liabilities
Deposits:
Interest bearing demand	$406,694	$1,130	0.28%	$341,384	$366	0.11%	$321,825	$293	0.09%
Savings and money market accounts	602,676	3,317	0.55	557,703	1,591	0.28	521,857	961	0.19
Time deposits	109,715	1,434	1.30	85,921	654	0.76	84,170	517	0.62
Borrowings:
Other borrowed funds	74,751	1,403	1.85	85,893	1,407	1.62	94,264	1,685	1.76
Long-term debt	41,238	2,127	5.09	41,238	1,714	4.10	41,238	1,503	3.59
Total interest bearing liabilities	1,235,074	9,411	0.76	1,112,139	5,732	0.51	1,063,354	4,959	0.46

Noninterest bearing liabilities:
Noninterest bearing demand accounts	467,663			464,384			445,046
Other noninterest bearing liabilities	6,077			6,004			6,618
Shareholders’ equity	179,627			169,776			158,566
Total liabilities and shareholders’ equity	$1,888,441			$1,752,303			$1,673,584

Net interest income		$59,626			$51,944			$47,540

Net interest spread (1)			3.15%			3.08%			2.96%
Net interest margin (1)			3.38%			3.24%			3.11%
Ratio of average interest earning assets to average interest bearing liabilities	143.60%			146.32%			145.60%

(1)	Yields are presented on a tax equivalent basis using a 21% tax rate for 2018 and a 35% tax rate for 2017 and 2016.
(2)
Loan fees of $701,000, $701,000 and $883,000 for 2018, 2017 and 2016, respectively, are included in interest income.  Includes average nonaccrual loans of approximately $316,000, $492,000 and $372,000 for 2018, 2017 and 2016, respectively.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2018 vs 2017 Increase (Decrease) Due to			2017 vs 2016 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$425	$422	$847	$405	$142	$547
Tax-exempt securities	834	386	1,220	338	87	425
Commercial loans	2,337	4,374	6,711	2,092	1,620	3,712
Residential mortgage loans	576	215	791	46	(85)	(39)
Consumer loans	(236)	518	282	(243)	239	(4)
Federal Home Loan Bank stock	—	87	87	—	—	—
Federal funds sold and other short-term investments	618	805	1,423	(35)	571	536
Total interest income	4,554	6,807	11,361	2,603	2,574	5,177

Interest expense
Interest bearing demand	$82	$682	$764	$19	$54	$73
Savings and money market accounts	138	1,588	1,726	70	560	630
Time deposits	217	563	780	11	126	137
Other borrowed funds	(192)	188	(4)	(143)	(135)	(278)
Long-term debt	—	413	413	—	211	211
Total interest expense	245	3,434	3,679	(43)	816	773
Net interest income	$4,309	$3,373	$7,682	$2,646	$1,758	$4,404
Provision for Loan Losses: The provision for loan losses for 2018 was $450,000 compared to a negative $1.35 million for 2017. The level of provision in each period was the result of continued realization of recoveries, a reduction in the balances of and required reserves on nonperforming loans, and stabilizing real estate values on problem credits.   While we did have net charge-offs in 2018, this followed a period when we experienced net recoveries in five consecutive full years.  Our low levels of charge-offs and net recoveries in recent years were attributable to positive results from our active collection efforts.

Our overall commercial loan grade has stabilized and has been below 4.00 for the past several years.  Our weighted average commercial loan grade was 3.68 at December 31, 2018 and 3.74 at December 31, 2017. Our loan grade improvement has also been a contributing factor to allowing for the reduction in the level of the allowance for loan losses.

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

Noninterest Income: Noninterest income totaled $17.5 million in 2018 compared to $17.4 million in 2017.  The components of noninterest income are shown in the table below (in thousands):

	2018	2017
Service charges and fees on deposit accounts	$4,377	$4,466
Net gains on mortgage loans	924	1,574
Trust fees	3,643	3,277
Gain on sales of securities	—	3
ATM and debit card fees	5,535	5,207
Bank owned life insurance (“BOLI”) income	942	969
Investment services fees	989	910
Other income	1,093	1,013
Total noninterest income	$17,503	$17,419

Revenue from deposit services was $4.4 million in 2018 compared to $4.5 million in 2017.  The decrease from 2017 to 2018 was due primarily to lower levels of overdraft fee income and business account fee income.  While gross fee income on business accounts increased due to growth in balances, the earnings credit offset to those fees, earned by our customers through holding high balances, increased by slightly more than the gross fees.

Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Gain on sales of loans	$924	$1,574

Real estate mortgage loans originated for sale	$33,907	$56,985
Real estate mortgage loans sold	35,624	59,532
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold (“Loan sale margin”)	2.59%	2.64%

As demonstrated in the table above, volume of mortgage loans originated for sale was down significantly in 2018 compared to 2017.  Rising interest rates over the past three years have significantly impacted mortgage sale production volume.  During 2018, more of our mortgage production volume was in products we retain in portfolio than in prior years, also contributing to the reduction in gains on sales of mortgage loans in 2018.  In addition, during the past three years, we have seen a shift in our mortgage production from refinance activity to purchase activity.

Trust service revenue increased $366,000 in 2018.   This increase was due to growth in our trust service customer base and improvements in general market conditions through most of 2018.

ATM and debit card processing income increased $328,000 in 2018 to $5.5 million compared to $5.2 million in 2017.  This increase reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.  Our uChoose Rewards program also continued to have a positive impact on this income.

We did not sell any securities in 2018 and sold securities resulting in net gains of $3,000 in 2017.  The sales in 2017 were done to reposition certain holdings in our investment portfolio in response to changes in market rates during the year.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk.

Other categories of noninterest income totaled $3.0 million in 2018 and $2.9 million in 2017.  Earnings from bank owned life insurance decreased by $27,000 in 2018 compared to 2017 due to general decline in the performance of the underlying investments.  ORE rental income was $500,000 in 2018 compared to $507,000 in 2017.  The year over year changes were a result of changes in rental arrangements on some of these properties.

Noninterest Expense: Noninterest expense was $44.3 million in 2018 and $43.7 million in 2017.  The limited increase in total noninterest expense reflected our active management of controllable costs.  The components of noninterest expense are shown in the table below (in thousands):

	2018	2017
Salaries and benefits	$25,207	$24,803
Occupancy of premises	3,931	3,864
Furniture and equipment	3,125	3,050
Legal and professional	806	812
Marketing and promotion	881	882
Data processing	2,986	2,759
FDIC assessment	518	539
Interchange and other card expense	1,409	1,306
Bond and D&O insurance	440	471
Net (gains) losses on repossessed and foreclosed properties	(207)	(428)
Administration and disposition of problem assets	276	493
Outside services	1,696	1,677
Other noninterest expense	3,261	3,460
Total noninterest expense	$44,329	$43,688

Salaries and benefit expense was the largest component of noninterest expense and was $25.2 million in 2018 and $24.8 million in 2017.  The increase in 2018 was primarily driven by salary and wage performance adjustments, higher medical and dental insurance costs and an increase in retirement benefit costs in 2018.

Costs associated with nonperforming assets remained at low levels, totaling $69,000 in 2018 and $65,000 in 2017.  These costs included legal costs, repossessed and foreclosed property administration expense and losses (gains) on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Losses on repossessed and foreclosed properties included both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.

These costs are itemized in the following table (in thousands):

	2018	2017
Legal and professional – nonperforming assets	$93	$107
Repossessed and foreclosed property administration	183	386
Net (gains) losses on repossessed and foreclosed properties	(207)	(428)
Total	$69	$65

During 2018, we added $293,000 in other real estate and sold $2.2 million of other real estate and repossessed assets, allowing for another meaningful reduction in our year-end balance, bringing it from $5.8 million at December 31, 2017 to $3.4 million at December 31, 2018.  During 2018, we received a distribution of $675,000 from the sale of a property held by a partnership we had acquired an interest in satisfaction of a loan in the 1990s.  This property had been carried at $0, so the entire distribution resulted in net gain treatment.  During 2017 we sold our largest remaining other real estate owned property (carry value of $3.4 million) for a net gain of $68,000.  This property was responsible for a significant portion of our nonperforming asset expenses, including maintenance, property taxes and utility costs.  In 2017 we added $120,000 in other real estate and sold $7.0 million.

FDIC assessments decreased to $518,000 in 2018 compared to $539,000 in 2017 primarily due to our assessment category and changes to the FDIC insurance assessment methodology.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading “Supervision and Regulation.”

Insurance costs for bond and directors and officers (“D&O”) insurance decreased from $471,000 in 2017 to $440,000 in 2018.  The reduction experienced in 2018 was a result of the improvement in financial condition, which demonstrated to the insurance carriers our lower risk and resulted in a reduction in premiums charged.

Occupancy expense increased by $67,000 in 2018 primarily due to an increase in snow removal costs and property taxes, partially offset by a decrease in depreciation expense on our buildings and outside grounds maintenance.  Furniture and equipment expense increased by $75,000 in 2018 primarily due to an increase in software and equipment service contracts, partially offset by a decrease in depreciation expense.

Data processing expenses were $3.0 million in 2018 compared to $2.8 million in 2017.  The increase in these expenses in 2018 was due to increases in customer usage of certain e-banking channels, such as online banking, mobile banking and electronic bill pay services.

Other noninterest expenses not discussed above were flat at $8.1 million in 2018 and $8.1 million in 2017.

Federal Income Tax Expense: We recorded federal income tax expense of $6.0 million in 2018 and $10.7 million in 2017.  Our effective tax rate was 18.46% for 2018 and 39.72% for 2017.  In December 2017, a law was enacted which changed the corporate federal income tax rate from 35% to 21%, beginning January 1, 2018.  Accordingly, our deferred tax assets and liabilities were adjusted at December 31, 2017 using the 21% corporate federal income tax rate, resulting in a $2.5 million increase in federal income tax expense for 2017.

FINANCIAL CONDITION

Summary:   Total assets were $1.98 billion at December 31, 2018, an increase of $84.9 million from $1.89 billion at December 31, 2017. This change reflected increases of $9.8 million in cash and cash equivalents, $6.3 million in securities available for sale, $85.3 million in our loan portfolio and $941,000 in bank owned life insurance, partially offset by a decrease of $15.5 million in securities held to maturity and $1.8 million in other real estate owned. Total deposits increased by $97.7 million and other borrowed funds were down by $32.1 million at December 31, 2018 compared to December 31, 2017.

Total shareholders’ equity increased by $17.9 million from December 31, 2017 to December 31, 2018.  Shareholders’ equity was increased by $26.4 million of net income in 2018, partially offset by cash dividends of $8.5 million, or $0.25 per share.  Shareholders’ equity also decreased by $733,000 in 2018 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2018 and 2017, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $171.3 million at December 31, 2018 compared to $161.5 million at December 31, 2017. This $9.8 million increase was primarily due to growth in year-end deposits which outpaced growth in loans and investments.

Securities: Securities available for sale were $227.0 million at December 31, 2018 compared to $220.7 million at December 31, 2017. The balance at December 31, 2018 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio decreased from $85.8 million at December 31, 2017 to $70.3 million at December 31, 2018.  Our held to maturity portfolio is comprised of state aid notes and locally sourced municipal and commercial bonds.  The commercial bond component of this category declined by $10.0 million in 2018.  These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $85.3 million to $1.41 billion at December 31, 2018 compared to $1.32 billion at December 31, 2017. During 2018, our commercial portfolio increased by $74.9 million, while our residential mortgage portfolio increased by $13.7 million and our consumer portfolio decreased by $3.3 million.

The volume of residential mortgage loans originated for sale in 2018 decreased compared to 2017 due to the mortgage rate environment and customer preference for loan types that we hold in portfolio, primarily adjustable rate mortgages and balloon notes with terms less than ten years. Residential mortgage loans originated for sale were $33.9 million in 2018 compared to $57.0 million in 2017.

We experienced year over year growth in commercial loan balances for the past three years, increasing $81.4 million in 2016, $39.8 million in 2017 and $74.9 million in 2018.  We plan to continue measured, high quality loan portfolio growth in 2019.

Commercial and commercial real estate loans remained our largest loan segment and accounted for 77.0% of the total loan portfolio at December 31, 2018 and 76.3% at December 31, 2017. Residential mortgage and consumer loans comprised 23.0% of total loans at December 31, 2018 and 23.7% at December 31, 2017.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2018		December 31, 2017
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$14,825	1.1%	$11,888	0.9%
Unsecured to residential developers	—	—	2,332	0.2
Vacant and unimproved	44,169	3.1	39,752	3.1
Commercial development	712	0.1	1,103	—
Residential improved	98,500	7.0	90,467	6.9
Commercial improved	295,618	21.0	298,714	22.6
Manufacturing and industrial	114,887	8.2	97,679	7.4
Total commercial real estate	568,711	40.5	541,935	41.1
Commercial and industrial	513,345	36.5	465,208	35.2
Total commercial	1,082,056	77.0	1,007,143	76.3

Consumer
Residential mortgage	238,174	16.9	224,452	17.0
Unsecured	130	—	226	—
Home equity	78,503	5.6	82,234	6.2
Other secured	6,795	0.5	6,254	0.5
Total consumer	323,602	23.0	313,166	23.7
Total loans	$1,405,658	100.0%	$1,320,309	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 40.5% of the total loan portfolio at 2018 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Total commercial real estate loans increased $26.8 million since December 31, 2017. Our commercial and industrial loan portfolio increased by $48.1 million to $513.3 million at December 31, 2018 and represented 36.5% of our commercial portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 16.9% of portfolio loans at December 31, 2018 and 17.0% at December 31, 2017.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value, adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during 2018 decreased significantly from 2017 as interest rates continued to increase in 2018 and there was a shift in production to financing new home purchases versus refinancings.  In addition, customer preference drove more production in loan product types we hold in portfolio, such as adjustable rate mortgages and balloons.   As of December 31, 2018, the Company had no repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2018.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $3.3 million to $85.4 million at December 31, 2018 from $88.7 million at December 31, 2017 primarily due to a decrease in home equity loans.  Consumer loans comprised approximately 6.1% of our portfolio loans at December 31, 2018 and 6.7% at December 31, 2017.

The following table shows our loan origination activity for portfolio loans during 2018 and 2017, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Year ended December 31, 2018			Year ended December 31, 2017
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$16,101	2.7%	$671	$12,938	3.0%	$863
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	13,869	2.3	630	6,417	1.5	458
Commercial development	350	0.1	175	800	0.2	267
Residential improved	103,834	17.5	618	60,135	13.8	278
Commercial improved	41,634	7.0	706	87,319	20.0	1,164
Manufacturing and industrial	50,642	8.6	1,178	26,249	6.0	640
Total commercial real estate	226,430	38.2	712	193,858	44.5	533
Commercial and industrial	248,185	41.8	1,021	136,445	31.3	578
Total commercial	474,615	80.0	846	330,303	75.8	551

Consumer
Residential mortgage	73,440	12.4	271	57,919	13.3	234
Unsecured	32	—	16	—	—	—
Home equity	41,357	7.0	88	45,076	10.4	85
Other secured	3,417	0.6	22	2,412	0.5	16
Total consumer	118,246	20.0	132	105,407	24.2	113
Total loans	$592,861	100.0%	407	$435,710	100.0%	284

The table above demonstrates that our loan origination activity in 2018 was higher than in 2017.  Considering our loan origination momentum and our pipeline of commercial credits at December 31, 2018, we expect to achieve measured, high quality loan portfolio growth in 2019.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2018, nonperforming assets totaled $4.7 million compared to $6.2 million at December 31, 2017. Additions to other real estate owned in 2018 were $293,000, compared to $0 in 2017.  Based on the loans currently in their redemption period, we expect there to be few additions to other real estate owned in 2019.  Proceeds from sales of foreclosed and repossessed properties were $2.9 million in 2018, resulting in a net realized gain on sale of $530,000.  Proceeds from sales of foreclosed properties were $7.0 million in 2017 resulting in a net realized gain on sale of $557,000.  We expect the level of sales of foreclosed properties in 2019 to be lower than the level experienced in 2018.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2018, nonperforming loans totaled $1.3 million, or 0.09% of total portfolio loans, compared to $395,000, or 0.03% of total portfolio loans, at December 31, 2017.

There were no nonperforming loans for development or sale of 1-4 family residential properties at December 31, 2018 or 2017.  The remaining balance of nonperforming loans at December 31, 2018 consisted of $318,000 of commercial real estate loans secured by various types of non-residential real estate, $874,000 of commercial and industrial loans, and $112,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $3.4 million at December 31, 2018 and $5.8 million at December 31, 2017. Of this balance at December 31, 2018, there were 10 commercial real estate properties totaling approximately $3.3 million. The remaining balance was comprised of 1 residential property totaling approximately $38,000.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2018, our foreclosed asset portfolio had a weighted average age held in portfolio of 7.09 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2018 and 2017 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	December 31, 2018			December 31, 2017
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$—	—%	—%	$60	—%	24.3%
Residential Lot	38	57.6	70.1	109	46.9	73.1
Multi-Family	—	—	—	—	—	—
Vacant Land	352	40.5	46.6	1,345	56.1	60.5
Residential Development	815	38.6	82.3	2,167	30.0	71.8
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,175	—	—	2,086	6.7	8.0
	$3,380	19.2	55.4	$5,767	33.4	58.3

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans	$1,303	$395	$300	$739	$8,292
Loans 90 days or more delinquent and still accruing	1	—	—	17	134
Total nonperforming loans (NPLs)	1,304	395	300	756	8,426
Foreclosed assets	3,380	5,767	12,253	17,572	28,242
Repossessed assets	—	11	—	—	38
Total nonperforming assets (NPAs)	$4,684	$6,173	$12,553	$18,328	$36,706

NPLs to total loans	0.09%	0.03%	0.02%	0.06%	0.75%
NPAs to total assets	0.24%	0.33%	0.73%	1.06%	2.32%

The following table shows the breakout of our troubled debt restructurings (“TDRs”) between performing and nonperforming at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018			December 31, 2017
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$9,682	$6,347	$16,029	$13,420	$8,344	$21,764
Nonperforming TDRs (1)	124	—	124	315	1	316
Total TDRs	$9,806	$6,347	$16,153	$13,735	$8,345	$22,080

(1)	Included in nonperforming asset table above

The following table further shows the composition of our TDRs over the past five years (dollars in thousands):

	December 31,
	2018	2017	2016	2015	2014
Commercial and industrial TDRs	$6,502	$6,403	$5,994	$7,611	$9,085
Commercial real estate TDRs	3,305	7,332	11,933	17,871	29,817
Consumer TDRs	6,346	8,345	12,059	13,570	14,495
Total TDRs	$16,153	$22,080	$29,986	$39,052	$53,397

We had a total of $16.2 million and $22.1 million of loans whose terms have been modified in TDRs as of December 31, 2018 and 2017, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

The allowance for loan losses at December 31, 2018 was $16.9 million, an increase of $276,000, compared to $16.6 million at December 31, 2017.  The balance of the allowance for loan losses was 1.20% of total portfolio loans at December 31, 2018 compared to 1.26% of total portfolio loans at December 31, 2017. While this ratio decreased, the allowance for loan losses to nonperforming loan coverage ratio remained high at 1,294.17% at December 31, 2018 compared to 4,202.53% at December 31, 2017.

The following is a summary of our portfolio loan balances at the end of each period and the daily average balance of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and provisions for loan losses.

	December 31
(Dollars in thousands)	2018	2017	2016	2015	2014
Portfolio loans:
Average daily balance of loans for the year	$1,332,450	$1,265,353	$1,218,901	$1,151,101	$1,048,496
Amount of loans outstanding at end of period	1,405,658	1,320,309	1,280,812	1,197,932	1,118,483

Allowance for loan losses:
Balance at beginning of year	16,600	16,962	17,081	18,962	20,798
Provision for loan losses	450	(1,350)	(1,350)	(3,500)	(3,350)
Loans charged-off:
Real estate - construction	—	—	—	—	-
Real estate - mortgage	—	—	—	(218)	(133)
Commercial and industrial	(1,206)	(108)	—	(172)	(43)
Total Commercial	(1,206)	(108)	—	(390)	(176)
Residential mortgage	—	(19)	(10)	(158)	(9)
Consumer	(129)	(139)	(195)	(154)	(491)
	(1,335)	(266)	(205)	(702)	(676)
Recoveries:
Real estate - construction	238	333	426	699	869
Real estate - mortgage	685	488	664	565	510
Commercial and industrial	86	123	162	406	522
Total Commercial	1,009	944	1,252	1,670	1,901
Residential mortgage	55	66	33	415	142
Consumer	97	244	151	236	147
	1,161	1,254	1,436	2,321	2,190
Net (charge-offs) recoveries	(174)	988	1,231	1,619	1,514
Balance at end of year	$16,876	$16,600	$16,962	$17,081	$18,962

Ratios:
Net charge-offs (recoveries) to average loans outstanding	0.01%	(0.08)%	(0.10)%	(0.14)%	(0.13)%
Allowance for loan losses to loans outstanding at year-end	1.20%	1.26%	1.32%	1.70%	2.00%
Allowance for loan losses to nonperforming loans at year-end	1,294.17%	4,202.53%	5,654.00%	2,259.39%	225.04%

The continued reduction in net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation as have the improvements in our credit quality metrics.

The table below shows the changes in these metrics over the past five years:

(Dollars in millions)	2018	2017	2016	2015	2014
Commercial loans	$1,082.1	$1,007.1	$967.3	$886.0	$818.2
Nonperforming loans	1.3	0.4	0.3	0.8	8.4
Other real estate owned and repo assets	3.4	5.8	12.3	17.6	28.3
Total nonperforming assets	4.7	6.2	12.6	18.3	36.7
Net charge-offs (recoveries)	0.2	(1.0)	(1.2)	(1.6)	(1.5)
Total delinquencies	0.9	1.0	1.4	1.4	2.8

Nonperforming loans have been low over the past several years.   At December 31, 2018, we have had net loan recoveries in fifteen of the past sixteen quarters.  Perhaps even more importantly, our total delinquencies have continued to be minimal, and were just $0.9 million at December 31, 2018.

These factors all provide for a reduction in our allowance for loan losses, and thus impact our provision for loan losses. The provision for loan losses was $450,000 for 2018 compared to a negative $1.35 million for 2017.  The provision in each period was partially due to decreases in nonperforming loans and favorable net charge-off/recovery experience.  We had net charge-offs in 2018 totaling $174,000 compared to net recoveries of $1.0 million in 2017.  The ratio of net charge-offs / (recoveries) to average loans was 0.01% for 2018 compared to (0.08)% for 2017.

We are encouraged by the low level of charge-offs over the past several years. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.

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

Impaired loans decreased $4.9 million, or 22%, to $17.2 million at December 31, 2018 compared to $22.1 million at December 31, 2017.   The specific allowance for impaired loans declined $110,000 to $1.1 million, or 6.4% of total impaired loans, at December 31, 2018 compared to $1.2 million, or 5.5% of total impaired loans, at December 31, 2017.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2018 reflected net recoveries.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods.  We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance increased $396,000 to $12.8 million at December 31, 2018 compared to $12.4 million at December 31, 2017.  The general reserve increase was primarily due to commercial loan portfolio growth.   The qualitative component of our allowance allocated to commercial loans was $12.0 million at December 31, 2018, down from $12.6 million at December 31, 2017.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at December 31, 2018 compared to $3.0 million at December 31, 2017.

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

The qualitative factors assessed and used to adjust historical loss experience reflect our assessment of the impact of economic trends, delinquency and other problem loan trends, trends in valuations supporting underlying collateral, changes in loan portfolio concentrations, effect of changes in interest rates on loan collectability, competition and changes in internal credit administration practices have on probable losses inherent in our loan portfolio.  Qualitative adjustments are inherently subjective and there can be no assurance that these adjustments have properly identified probable losses in our loan portfolio.  More information regarding the subjectivity involved in determining the estimate of the allowance for loan losses may be found in this Item 7 of this report under the heading “Critical Accounting Policies and Estimates.”

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans	Allowance Amount	% of Each Category to total Loans
Commercial and commercial real estate	$13,427	77%	$13,106	76%	$13,092	76%	$13,320	75%	$14,916	73%
Residential mortgage	2,477	17	2,508	17	2,646	17	2,557	17	2,689	17
Consumer	972	6	986	7	1,224	7	1,204	8	1,357	10
Total	$16,876	100%	$16,600	100%	$16,962	100%	$17,081	100%	$18,962	100%

The components of the allowance for loan losses were as follows:

	December 31,
	2018		2017
(Dollars in thousands)	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$7,541	$630	$10,091	$694
Impaired with no allowance recorded	3,333	—	3,643	—
Loss allocation factor on non-impaired loans	1,071,182	12,797	993,409	12,412
	1,082,056	13,427	1,007,143	13,106
Residential mortgage and consumer:
Reserves on troubled debt restructurings	6,347	468	8,345	514
Loss allocation factor	317,255	2,981	304,821	2,980
Total	$1,405,658	$16,876	$1,320,309	$16,600

With the exception of certain TDRs, impaired commercial loans at December 31, 2018 were classified as substandard or worse per our internal risk rating system.  $4.2 million of residential mortgage TDRs were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2018 and 2017 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

The decrease in the level of the allowance for 2018 was due to a reduction in the level of impaired loans, reduction in specific reserves allocated to impaired loans, stabilization in the loan grades and a reduction in qualitative factor allocations for commercial loans, which provided a lower allocation.  Our weighted average loan grade was 3.73 at December 31, 2016, 3.74 at December 31, 2017 and 3.68 at December 31, 2018.  The increase of $321,000 in reserves on commercial loans for 2018 was due to a $64,000 decrease in specific reserves on impaired loans and a $385,000 increase in the loss allocation factor on non-impaired loans, due to growth in commercial loans at December 31, 2018.

Of the $16.9 million allowance at December 31, 2018, 6% related to specific allocations on impaired loans, 76% related to formula allowance on commercial loans and 18% related to general allocations for homogeneous loans.  Of the $16.6 million allowance at December 31, 2017,   7% related to specific allocations on impaired loans, 75% related to formula allowance on commercial loans and 18% related to general allocations for homogeneous loans.  Of the $15.8 million total formula based allowance for loan loss allocations at December 31, 2018, $14.9 million is from general/environmental allocations and $872,000 was driven from historical experience.  Of the $15.4 million total formula based allowance for loan loss allocations at December 31, 2017, $16.4 million is from general/environmental allocations with a negative $1.0 million driven from historical experience.    The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of this  report under the heading “Portfolio Loans and Asset Quality” above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2018, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown, may result in additional losses in 2019.

Premises and Equipment:   Premises and equipment totaled $44.9 million at December 31, 2018 compared to $46.6 million at December 31, 2017 as capital additions were offset by depreciation of current facilities during 2018.

Bank owned life insurance (BOLI):   The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value and totaled $41.2 million at December 31, 2018 compared to $40.2 million at December 31, 2017.

Deposits and Other Borrowings: Total deposits increased $97.7 million to $1.68 billion at December 31, 2018, as compared to $1.58 billion at December 31, 2017.  Noninterest checking account balances decreased $5.1 million in 2018.  Interest bearing demand account balances increased $47.4 million and savings and money market account balances increased $21.5 million in 2018 while our certificates of deposits (primarily short-term) increased by $33.9 million in 2018.  We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 29% of total deposits at December 31, 2018 compared to 31% of total deposits at December 31, 2017.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 64% of total deposits at December 31, 2018 and 63% at December 31, 2017. Time accounts as a percentage of total deposits were 7% at December 31, 2018 and 6% at December 31, 2017.

Borrowed funds totaled $101.2 million at December 31, 2018 including $60.0 million in Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $133.3 million at December 31, 2017 including $92.1 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $32.1 million in 2018 due to maturities totaling $52.1 million, more than offsetting the addition of $20.0 million in FHLB advances during 2018.

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

CAPITAL RESOURCES

Total shareholders’ equity increased by $17.9 million from December 31, 2017 to December 31, 2018.  Shareholders’ equity was increased by $26.4 million of net income in 2018, partially offset by cash dividends of $8.5 million, or $0.25 per share.  Shareholders’ equity also decreased by $733,000 in 2018 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2018, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Our regulatory capital ratios (on a consolidated basis) were stable in 2018 and ended among the highest year-end levels in the Company’s history.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past three years.

	December 31,
	2018	2017	2016
Total capital to risk weighted assets	15.5%	15.0%	14.9%
Common Equity Tier 1 to risk weighted assets	12.0	11.3	11.0
Tier 1 capital to risk weighted assets	14.5	13.9	13.7
Tier 1 capital to average assets	12.1	11.9	12.0

Our Board of Directors declared quarterly cash dividends to common shareholders beginning with the first quarter of 2014, and each subsequent quarter in 2014 through 2018.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

All of the $40.0 million of trust preferred securities outstanding at December 31, 2018 qualified as Tier 1 capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefined Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), created a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implemented a capital conservation buffer.  It also revised the prompt corrective action thresholds and made changes to risk weights for certain assets and off-balance-sheet exposures.  Banks were required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2018, we believe implementation of the new rule had no material impact on our capital needs.

Macatawa Bank:

The Bank was categorized as “well capitalized” at December 31, 2018 and 2017.  The following table shows the Bank’s regulatory capital ratios for the past three years.

	December 31,
	2018	2017	2016
Average equity to average assets	11.3%	11.6%	11.5%
Total capital to risk weighted assets	15.1	14.6	14.5
Common Equity Tier 1 to risk weighted assets	14.1	13.5	13.4
Tier 1 capital to risk weighted assets	14.1	13.5	13.4
Tier 1 capital to average assets	11.8	11.6	11.7

LIQUIDITY

Liquidity of Macatawa Bank: The liquidity of a financial institution reflects its ability to manage a variety of sources and uses of funds. Our Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus on developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for our investment and loan portfolios. Our sources of liquidity include our borrowing capacity with the FRB’s discount window, the Federal Home Loan Bank, federal funds purchased lines of credit and other secured borrowing sources with our correspondent banks, loan payments by our borrowers, maturity and sales of our securities available for sale, growth of our deposits, federal funds sold and other short-term investments, and the various capital resources discussed above.

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

We maintain a non-core funding dependency ratio below our peer group average and have had no brokered deposits on our balance sheet since before December 2012.  At December 31, 2018, the Bank held $130.8 million of federal funds sold and other short-term investments as well as $213.2 million of unpledged securities available for sale.  In addition, the Bank’s available borrowing capacity from correspondent banks was approximately $338.8 million as of December 31, 2018.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

The table below summarizes our significant contractual obligations at December 31, 2018 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$41,238
Time deposit maturities	78,878	43,099	3,547	—
Other borrowed funds	10,000	10,000	10,000	30,000
Operating lease obligations	353	342	115	—
Total	$89,231	$53,441	$13,662	$71,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2018, we had a total of $486.2 million in unused lines of credit, $77.4 million in unfunded loan commitments and $15.8 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2017, the Bank paid dividends to the Company totaling $7.9 million.  In the same period, the Company paid dividends to its shareholders totaling $6.1 million.  In 2018, the Bank paid dividends to the Company totaling $11.1 million.  In the same period, the Company paid dividends to its shareholders totaling $8.5 million.  The Company retained the remaining balance in each period for general corporate purposes.  At December 31, 2018, the Bank had a retained earnings balance of $64.8 million.

During 2018 and 2017, the Company received payments from the Bank totaling $5.8 million and $5.5 million, respectively, representing the Bank’s intercompany tax liability for the 2018 and 2017 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at December 31, 2018 was $6.4 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the “Allowance for Loan Losses” discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2018.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2018, we had gross deferred tax assets of $4.9 million and gross deferred tax liabilities of $1.5 million resulting in a net deferred tax asset of $3.5 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  At December 31, 2018, a valuation allowance of $92,000 was established against a capital loss carryforward created by the liquidation of the assets of a partnership interest the Bank acquired through a loan settlement thereby reducing net deferred tax assets to $3.4 million as of December 31, 2018.  With the positive results in 2018, we concluded at December 31, 2018 that no other valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.  As such, in the fourth quarter of 2017 we revalued our deferred tax assets and liabilities using a 21% federal corporate income tax rate due to the enactment of “H.R.1”, also known as the “Tax Cuts and Jobs Act”, which was signed into law on December 22, 2017.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2018 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$277,542	3.65%	$68,296	3.14%
Interest rates up 100 basis points	283,437	(1.61)	67,239	1.54
No change	288,067	—	66,217	—
Interest rates down 100 basis points	279,997	(2.80)	64,931	(1.94)
Interest rates down 200 basis points	259,451	(9.93)	62,441	(5.70)

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

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows and the related notes (collectively referred to as the “consolidated financial statements”) for the years then ended.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2019, expressed an unqualified opinion thereon.

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

Grand Rapids, Michigan
February 14, 2019

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
ASSETS
Cash and due from banks	$40,526	$34,945
Federal funds sold and other short-term investments	130,758	126,522
Cash and cash equivalents	171,284	161,467
Securities available for sale, at fair value	226,986	220,720
Securities held to maturity (fair value 2018 - $71,505 and 2017 - $86,452)	70,334	85,827
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	415	1,208
Total loans	1,405,658	1,320,309
Allowance for loan losses	(16,876)	(16,600)
Net loans	1,388,782	1,303,709
Premises and equipment – net	44,862	46,629
Accrued interest receivable	5,279	4,680
Bank-owned life insurance (BOLI)	41,185	40,243
Other real estate owned - net	3,380	5,767
Net deferred tax asset	3,380	3,785
Other assets	7,679	4,639
Total assets	$1,975,124	$1,890,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$485,530	$490,583
Interest-bearing	1,191,209	1,088,427
Total deposits	1,676,739	1,579,010
Other borrowed funds	60,000	92,118
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	6,294	4,880
Total liabilities	1,784,271	1,717,246

Commitments and Contingencies	—	—

Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,045,411 and 33,972,977 shares issued and outstanding at December 31, 2018 and December 31, 2017	217,783	217,081
Retained deficit	(24,652)	(42,804)
Accumulated other comprehensive income (loss)	(2,278)	(1,291)
Total shareholders’ equity	190,853	172,986
Total liabilities and shareholders’ equity	$1,975,124	$1,890,232

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2018 and 2017
(Dollars in thousands, except per share data)

	2018	2017
Interest income
Loans, including fees	$58,852	$51,068
Securities
Taxable	3,716	2,869
Tax-exempt	3,464	2,244
FHLB Stock	578	491
Federal funds sold and other short-term investments	2,427	1,004
Total interest income	69,037	57,676
Interest expense
Deposits	5,881	2,612
Other borrowings	1,403	1,407
Long-term debt	2,127	1,713
Total interest expense	9,411	5,732
Net interest income	59,626	51,944
Provision for loan losses	450	(1,350)
Net interest income after provision for loan losses	59,176	53,294
Noninterest income
Service charges and fees	4,377	4,466
Net gains on mortgage loans	924	1,574
Trust fees	3,643	3,277
ATM and debit card fees	5,535	5,207
Gain on sales of securities	—	3
BOLI income	942	969
Other	2,082	1,923
Total noninterest income	17,503	17,419
Noninterest expense
Salaries and benefits	25,207	24,803
Occupancy of premises	3,931	3,864
Furniture and equipment	3,125	3,050
Legal and professional	806	812
Marketing and promotion	881	882
Data processing	2,986	2,759
FDIC assessment	518	539
Interchange and other card expense	1,409	1,306
Bond and D&O Insurance	440	471
Net (gains) losses on repossessed and foreclosed properties	(207)	(428)
Administration and disposition of problem assets	276	493
Other	4,957	5,137
Total noninterest expenses	44,329	43,688
Income before income tax	32,350	27,025
Income tax expense	5,971	10,733
Net income	$26,379	$16,292
Basic earnings per common share	$0.78	$0.48
Diluted earnings per common share	$0.78	$0.48
Cash dividends per common share	$0.25	$0.18

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
Net income	$26,379	$16,292

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	(927)	300
Tax effect	194	(105)
Net change in unrealized gains (losses) on securities available for sale, net of tax	(733)	195

Less: reclassification adjustments:
Reclassification for gains included in net income	—	3
Tax effect	—	(1)
Reclassification for gains included in net income, net of tax	—	2

Other comprehensive income (loss), net of tax	(733)	193
Comprehensive income	$25,646	$16,485

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2018 and 2017
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2017	$216,731	$(53,008)	$(1,484)	$162,239

Net income	—	16,292	—	16,292
Cash dividends at $0.18 per share	—	(6,088)	—	(6,088)
Repurchase of 18,529 shares for taxes withheld on vested restricted stock	(183)	—	—	(183)
Issuance of 8,000 shares for stock option exercise	68	—	—	68
Net change in unrealized loss on securities available for sale, net of tax	—	—	193	193
Stock compensation expense	465	—	—	465
Balance, December 31, 2017	$217,081	$(42,804)	$(1,291)	$172,986

Cumulative effect adjustment upon adoption of ASU 2018-02	—	278	(278)	—
Balance, January 1, 2018, adjusted	$217,081	$(42,526)	$(1,569)	$172,986

Reclassification for equity securities upon adoption of ASU 2016-01	—	(24)	24	—
Net income	—	26,379	—	26,379
Cash dividends at $0.25 per share	—	(8,481)	—	(8,481)
Repurchase of 13,351 shares for taxes withheld on vested restricted stock	(136)	—	—	(136)
Issuance of 45,000 shares for stock option exercise	386	—	—	386
Net change in unrealized loss on securities available for sale, net of tax	—	—	(733)	(733)
Stock compensation expense	452	—	—	452
Balance, December 31, 2018	$217,783	$(24,652)	$(2,278)	$190,853

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
Cash flows from operating activities
Net income	$26,379	$16,292
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	2,562	2,285
Stock compensation expense	452	465
Provision for loan losses	450	(1,350)
Origination of loans for sale	(33,907)	(56,985)
Proceeds from sales of loans originated for sale	35,624	59,532
Net gains on mortgage loans	(924)	(1,574)
Gain on sales of securities	—	(3)
Write-down of other real estate	323	129
Write-down of other assets held for sale	234	—
Net (gain) loss on sales of other real estate and repossessed assets	(530)	(557)
Net loss on sales of premises and equipment	—	240
Deferred income tax expense	502	4,974
Deferred tax asset valuation allowance change	92	—
Change in accrued interest receivable and other assets	(1,841)	59
Earnings in bank-owned life insurance	(942)	(969)
Change in accrued expenses and other liabilities	1,161	241
Net cash from operating activities	29,635	22,779

Cash flows from investing activities
Loan originations and payments, net	(85,816)	(38,629)
Purchases of securities available for sale	(34,391)	(62,093)
Purchases of securities held to maturity	(7,623)	(42,547)
Proceeds from:
Maturities and calls of securities	31,706	40,726
Sales of securities available for sale	—	5,807
Principal paydowns on securities	17,322	5,992
Sales of other real estate and repossessed assets	2,887	7,034
Sales of premises and equipment	—	1,742
Additions to premises and equipment	(1,283)	(1,191)
Net cash from investing activities	(77,198)	(83,159)

Cash flows from financing activities
Change in deposits	97,729	130,286
Repayments and maturities of other borrowed funds	(52,118)	(32,055)
Proceeds from other borrowed funds	20,000	40,000
Proceeds from exercise of stock options	386	68
Cash dividends paid	(8,481)	(6,088)
Repurchase of shares for taxes withheld on vested restricted stock	(136)	(183)
Net cash from financing activities	57,380	132,028
Net change in cash and cash equivalents	9,817	71,648
Cash and cash equivalents at beginning of period	161,467	89,819
Cash and cash equivalents at end of period	$171,284	$161,467

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2018 and 2017
(Dollars in thousands)

	2018	2017
Supplemental cash flow information
Interest paid	$9,513	$5,410
Income taxes paid	5,300	4,725
Supplemental noncash disclosures:
Transfers from loans to other real estate	293	120
Transfer from premises and equipment to other assets held for sale	557	—

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Macatawa Bank Corporation (“Macatawa” or the “Company”) and its wholly-owned subsidiary, Macatawa Bank (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 40% of total loans at December 31, 2018.  Commercial and industrial loans total 37%, while residential real estate and consumer loans make up the remaining 23%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and short-term securities (securities with maturities equal to or less than 90 days and federal funds sold).

Cash Flow Reporting: Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $7.0 million and $6.1 million at December 31, 2018 and 2017, respectively, was required to meet regulatory reserve and clearing requirements.

Securities:  Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors.  Securities classified as available for sale are reported at their fair value and the related unrealized gain or loss is reported in other comprehensive income, net of tax.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2018 and 2017.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2018 and 2017, these loans had a net unrealized gain of $10,000 and $21,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs of loans.  Management believes the estimated allowance for loan losses to be adequate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2018, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets :  Assets acquired through or instead of loan foreclosure, primarily other real estate owned, are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed unless they add value to the property.

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2018 and 2017.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had no acquired intangible assets at December 31, 2018 and 2017.

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  The Company had one property held for sale included in other assets that was determined to be impaired and an impairment charge of $234,000 was applied at December 31, 2018.  The Company had no impairment of long term assets in 2017.

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

Mortgage Banking Derivatives :  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  At times, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.

Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $15,000 and $5,000 at December 31, 2018 and 2017, respectively.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2018, the total notional amount of such agreements was $66.0 million and resulted in a derivative asset with a fair value of $700,000 which was included in other assets and a derivative liability of $700,000 which was included in other liabilities.  At December 31, 2017, the total notional amount of such agreements was $42.3 million and resulted in a derivative asset with a fair value of $197,000 which was included in other assets and a derivative liability of $197,000 which was included in other liabilities.

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

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Stock Splits and Dividends:  Stock dividends in excess of 20% are reported as stock splits, resulting in no adjustment to the Company’s equity accounts.  Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock.  Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share amounts are retroactively adjusted for stock splits and dividends.

Dividend Restriction:  Banking regulations require maintaining certain capital levels and impose limitations on dividends paid by the Bank to the Company and by the Company to shareholders.

Subsequent Event:  The FDIC Deposit Insurance Fund exceeded its targeted reserve ratio of 1.35% and the FDIC sent the Bank a letter dated January 24, 2019 notifying the Bank that it would be apportioned a share of the excess in the form of credits to offset future assessments.  The preliminary assessment credit for the Bank was approximately $400,000.  Total FDIC assessment expense for 2018 was $518,000, so this will significantly reduce the Bank’s expense in 2019.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Adoption of New Accounting Standards:  FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The new standard requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  The ASU also requires public business entities to use exit price notation when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.   The new standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of this ASU by the Company was not material, but did result in a reclassification of an equity investment from securities available for sale to other assets with its related market value changes reflected in earnings for the year ended December 31, 2018.  In addition, the fair value disclosures for financial instruments in Note 5 are computed using an exit price notion as required by the ASU.

FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update create a new topic in the Codification, Topic 606. In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.   The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments were effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  Adoption of this ASU effective January 1, 2018 did not materially affect the financial results of the Company.  Additional disclosure has been added to Note 1 disclosing the composition of the Company’s noninterest revenue.

FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force).  This ASU addresses concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  In particular, this ASU addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.  The amendments were effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods.  The impact of adoption of this ASU by the Company on January 1, 2018 was not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

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

Newly Issued Not Yet Effective Standards:  FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption.  The Company plans to apply the standard by recording a cumulative effect adjustment at January 1, 2019.  As the Company owns most of its branch locations, this ASU applied primarily to operating leases and the impact of adoption of this ASU by the Company was not material and will result in an $800,000 increase in assets and liabilities in the Company’s consolidated balance sheets upon adoption.

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company has selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018, completed data integration in the third quarter of 2018 and ran parallel computations using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company will use the new software beginning in January 2019 for the current GAAP incurred loss model as well as for more robust modeling of the impact of the new current expected credit loss model presented by the ASU throughout 2019.  The Company is currently evaluating the impact of this new ASU on its consolidated financial statements.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Available for Sale:
U.S. Treasury and federal agency securities	$97,102	$6	$(1,710)	$95,398
U.S. Agency MBS and CMOs	33,287	97	(494)	32,890
Tax-exempt state and municipal bonds	45,212	246	(331)	45,127
Taxable state and municipal bonds	46,565	59	(690)	45,934
Corporate bonds and other debt securities	7,703	2	(68)	7,637
	$229,869	$410	$(3,293)	$226,986
Held to Maturity
Tax-exempt state and municipal bonds	$70,334	$1,488	$(317)	$71,505

December 31, 2017
Available for Sale:
U.S. Treasury and federal agency securities	$103,309	$—	$(1,345)	$101,964
U. S. Agency MBS and CMOs	23,797	7	(419)	23,385
Tax-exempt state and municipal bonds	41,684	519	(146)	42,057
Taxable state and municipal bonds	44,267	10	(542)	43,735
Corporate bonds and other debt securities	8,149	1	(41)	8,109
Other equity securities	1,500	—	(30)	1,470
	$222,706	$537	$(2,523)	$220,720
Held to Maturity:
Tax-exempt state and municipal bonds	$85,827	$806	$(181)	$86,452

There were no sales of securities available for sale during the year ended December 31, 2018.  Proceeds from the sale of securities available for sale were $5.8 million for the year ended December 31, 2017, resulting in net gains on sale of $3,000 as reported in the consolidated statements of income.  This resulted in reclassifications of $3,000 ($2,000 net of tax) from accumulated other comprehensive income to gain on sale of securities in the consolidated statements of income in the year ended December 31, 2017.

Contractual maturities of debt securities at December 31, 2018 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,337	$8,363	$24,685	$24,549
Due from one to five years	28,588	29,008	134,460	132,314
Due from five to ten years	13,769	13,789	38,390	38,188
Due after ten years	19,640	20,345	32,334	31,935
	$70,334	$71,505	$229,869	$226,986

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$1,974	$(26)	$82,895	$(1,622)	$84,869	$(1,648)
U.S. Agency MBS and CMOs	1,728	(13)	18,712	(481)	20,440	(494)
Tax-exempt state and municipal bonds	8,987	(69)	10,785	(262)	19,772	(331)
Taxable state and municipal bonds	4,035	(19)	37,021	(671)	41,056	(690)
Corporate bonds and other debt securities	2,698	(12)	8,170	(118)	10,868	(130)
Total	$19,422	$(139)	$157,583	$(3,154)	$177,005	$(3,293)

Held to Maturity:
Tax-exempt state and municipal bonds	$8,533	$(76)	$4,683	$(241)	$13,216	$(317)

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$50,614	$(439)	$43,787	$(876)	$94,401	$(1,315)
U.S. Agency MBS and CMOs	16,719	(249)	6,228	(170)	22,947	(419)
Tax-exempt state and municipal bonds	7,576	(62)	4,208	(82)	11,784	(144)
Taxable state and municipal bonds	30,331	(279)	9,781	(265)	40,112	(544)
Corporate bonds and other debt securities	8,021	(42)	2,250	(29)	10,271	(71)
Other equity securities	—	—	1,470	(30)	1,470	(30)
Total temporarily impaired	$113,261	$(1,071)	$67,724	$(1,452)	$180,985	$(2,523)

Held to Maturity:
Tax-exempt state and municipal bonds	$12,548	$(181)	$—	$—	$12,548	$(181)

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At December 31, 2018, 250 securities available for sale with fair values totaling $177.0 million had unrealized losses totaling $3.3 million.  At December 31, 2018, 27 securities held to maturity with fair values totaling $13.2 million had unrealized losses totaling $317,000.  Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2018 and 2017.

Securities with a carrying value of approximately $2.0 million and $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2018 and 2017, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS

Portfolio loans were as follows at year end (dollars in thousands):

	2018	2017
Commercial and industrial	$513,345	$465,208

Commercial real estate:
Residential developed	14,825	11,888
Unsecured to residential developers	—	2,332
Vacant and unimproved	44,169	39,752
Commercial development	712	1,103
Residential improved	98,500	90,467
Commercial improved	295,618	298,714
Manufacturing and industrial	114,887	97,679
Total commercial real estate	568,711	541,935

Consumer
Residential mortgage	238,174	224,452
Unsecured	130	226
Home equity	78,503	82,234
Other secured	6,795	6,254
Total consumer	323,602	313,166

Total loans	1,405,658	1,320,309
Allowance for loan losses	(16,876)	(16,600)
	$1,388,782	$1,303,709

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017 (dollars in thousands):

2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,478	$6,590	$3,494	$38	$16,600
Charge-offs	(1,206)	—	(129)	—	(1,335)
Recoveries	86	922	153	—	1,161
Provision for loan losses	1,498	(968)	(69)	(11)	450
Ending Balance	$6,856	$6,544	$3,449	$27	$16,876

2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,345	$6,703	$3,871	$43	$16,962
Charge-offs	(108)	—	(158)	—	(266)
Recoveries	123	821	310	—	1,254
Provision for loan losses	118	(934)	(529)	(5)	(1,350)
	$6,478	$6,590	$3,494	$38	$16,600

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$449	$181	$468	$—	$1,098
Collectively evaluated for impairment	6,407	6,363	2,981	27	15,778
Total ending allowance balance	$6,856	$6,544	$3,449	$27	$16,876

Loans:
Individually reviewed for impairment	$7,375	$3,499	$6,347	$—	$17,221
Collectively evaluated for impairment	505,970	565,212	317,255	—	1,388,437
Total ending loans balance	$513,345	$568,711	$323,602	$—	$1,405,658

December 31, 2017	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$497	$197	$514	$—	$1,208
Collectively evaluated for impairment	5,981	6,393	2,980	38	15,392
Total ending allowance balance	$6,478	$6,590	$3,494	$38	$16,600

Loans:
Individually reviewed for impairment	$6,402	$7,332	$8,345	$—	$22,079
Collectively evaluated for impairment	458,806	534,603	304,821	—	1,298,230
Total ending loans balance	$465,208	$541,935	$313,166	$—	$1,320,309

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018 (dollars in thousands):

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$2,515	$1,375	$—

Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	143	143	—
Commercial development	—	—	—
Residential improved	140	140	—
Commercial improved	1,675	1,675	—
Manufacturing and industrial	—	—	—
	1,958	1,958	—
Consumer:
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
	—	—	—
Total with no related allowance recorded	$4,473	$3,333	$—

With an allowance recorded:
Commercial and industrial	$6,000	$6,000	$449

Commercial real estate:
Residential developed	172	172	2
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	193	193	13
Commercial improved	794	794	155
Manufacturing and industrial	382	382	11
	1,541	1,541	181
Consumer:
Residential mortgage	5,029	5,029	371
Unsecured	—	—	—
Home equity	1,318	1,318	97
Other secured	—	—	—
	6,347	6,347	468
Total with an allowance recorded	$13,888	$13,888	$1,098
Total	$18,361	$17,221	$1,098

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017 (dollars in thousands):

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$3,438	$3,438	$—

Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	190	190	—
Residential improved	15	15	—
Commercial improved	—	—	—
Manufacturing and industrial	—	—	—
	205	205	—
Consumer:
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
	—	—	—
Total with no related allowance recorded	$3,643	$3,643	$—

With an allowance recorded:
Commercial and industrial	$2,964	$2,964	$497

Commercial real estate:
Residential developed	179	179	4
Unsecured to residential developers	—	—	—
Vacant and unimproved	126	126	3
Commercial development	—	—	—
Residential improved	1,715	1,715	69
Commercial improved	4,928	4,928	119
Manufacturing and industrial	179	179	2
	7,127	7,127	197
Consumer:
Residential mortgage	6,638	6,638	409
Unsecured	—	—	—
Home equity	1,707	1,707	105
Other secured	—	—	—
	8,345	8,345	514
Total with an allowance recorded	$18,436	$18,436	$1,208
Total	$22,079	$22,079	$1,208

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Average of impaired loans during the period:
Commercial and industrial	$5,398	$5,505

Commercial real estate:
Residential developed	175	182
Unsecured to residential developers	—	—
Vacant and unimproved	208	287
Commercial development	32	189
Residential improved	845	2,732
Commercial improved	3,303	5,768
Manufacturing and industrial	357	230

Consumer	7,191	9,889

Interest income recognized during impairment:
Commercial and industrial	1,034	935
Commercial real estate	219	411
Consumer	295	390

Cash-basis interest income recognized
Commercial and industrial	1,034	931
Commercial real estate	172	414
Consumer	293	392

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and 2017 (dollars in thousands):

December 31, 2018	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$874	$—

Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	15	—
Commercial improved	303	—
Manufacturing and industrial	—	—
	318	—
Consumer:
Residential mortgage	111	—
Unsecured	—	—
Home equity	—	1
Other secured	—	—
	111	1
Total	$1,303	$1

December 31, 2017	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$4	$—

Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	190	—
Residential improved	89	—
Commercial improved	106	—
Manufacturing and industrial	—	—
	385	—
Consumer:
Residential mortgage	2	—
Unsecured	4	—
Home equity	—	—
Other secured	—	—
	6	—
Total	$395	$—

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans (dollars in thousands):

December 31, 2018	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$513,345	$513,345

Commercial real estate:
Residential developed	—	—	—	14,825	14,825
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	57	—	57	44,112	44,169
Commercial development	—	—	—	712	712
Residential improved	86	16	102	98,398	98,500
Commercial improved	100	303	403	295,215	295,618
Manufacturing and industrial	—	—	—	114,887	114,887
	243	319	562	568,149	568,711
Consumer:
Residential mortgage	—	110	110	238,064	238,174
Unsecured	7	—	7	123	130
Home equity	67	1	68	78,435	78,503
Other secured	130	—	130	6,665	6,795
	204	111	315	323,287	323,602
Total	$447	$430	$877	$1,404,781	$1,405,658

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 by class of loans (dollars in thousands):

December 31, 2017	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$290	—	$290	$464,918	$465,208

Commercial real estate:
Residential developed	—	—	—	11,888	11,888
Unsecured to residential developers	—	—	—	2,332	2,332
Vacant and unimproved	—	—	—	39,752	39,752
Commercial development	—	190	190	913	1,103
Residential improved	—	89	89	90,378	90,467
Commercial improved	125	—	125	298,589	298,714
Manufacturing and industrial	—	—	—	97,679	97,679
	125	279	404	541,531	541,935
Consumer:
Residential mortgage	215	—	215	224,237	224,452
Unsecured	10	—	10	216	226
Home equity	76	—	76	82,158	82,234
Other secured	—	—	—	6,254	6,254
	301	—	301	312,865	313,166
Total	$716	$279	$995	$1,319,314	$1,320,309

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

The Company had allocated $1,098,000 and $1,208,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2018 and 2017, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

The following table presents information regarding TDRs as of December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	18	$6,502	19	$6,403
Commercial real estate	22	3,305	33	7,332
Consumer	83	6,346	99	8,345
	123	$16,153	151	$22,080

The following table presents information related to accruing TDRs as of December 31, 2018 and 2017. The table presents the amount of accruing TDRs that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	10,336	16,809
Accruing TDR - upgraded to accruing after six consecutive payments	5,693	4,955
	$16,029	$21,764

The following tables present information regarding troubled debt restructurings executed during the years ended December 31, 2018 and 2017  (dollars in thousands):

	2018			2017
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	2	$244	$—	—	$—	$—
Commercial real estate	3	492	—	1	1,018	—
Consumer	10	456	—	6	410	—
	15	$1,192	$—	7	$1,428	$—

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

Payment defaults on TDRs have been minimal and during the twelve months ended December 31, 2018 and 2017 the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

At year end, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

December 31, 2018	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$15,708	$164,901	$299,622	$11,186	$6,054	$874	$—	$513,345

Commercial real estate:
Residential developed	—	—	—	14,220	605	—	—	—	14,825
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	7,635	3,543	30,688	2,303	—	—	—	44,169
Commercial development	—	—	86	626	—	—	—	—	712
Residential improved	—	—	19,645	78,337	311	192	15	—	98,500
Commercial improved	—	5,292	62,756	222,152	4,751	364	303	—	295,618
Manufacturing & industrial	—	3,372	24,799	81,261	5,455	—	—	—	114,887
	$15,000	$32,007	$275,730	$726,906	$24,611	$6,610	$1,192	$—	$1,082,056

December 31, 2017	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$—	$15,002	$137,774	$291,373	$15,170	$5,885	$4	$—	$465,208

Commercial real estate:
Residential developed	—	—	48	11,068	772	—	—	—	11,888
Unsecured to residential developers	—	—	—	2,332	—	—	—	—	2,332
Vacant and unimproved	—	—	19,244	17,332	3,176	—	—	—	39,752
Commercial development	—	—	104	809	—	—	190	—	1,103
Residential improved	—	—	7,275	80,818	1,533	752	89	—	90,467
Commercial improved	—	1,398	64,043	228,888	3,353	926	106	—	298,714
Manufacturing & industrial	—	927	44,714	49,238	2,311	489	—	—	97,679
	$—	$17,327	$273,202	$681,858	$26,315	$8,052	$389	$—	$1,007,143

Commercial loans rated a 6, 7 or 8 per the Company’s internal risk rating system are considered substandard, doubtful or loss, respectively.

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2018	2017
Not classified as impaired	$—	$2,010
Classified as impaired	7,802	6,431
Total commercial loans classified substandard or worse	$7,802	$8,441

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2018 and 2017 (dollars in thousands):

December 31, 2018	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$238,064	$130	$78,502	$6,795
Nonperforming	110	—	1	—
Total	$238,174	$130	$78,503	$6,795

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 –   LOANS (Continued)

December 31, 2017	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$224,452	$226	$82,234	$6,254
Nonperforming	—	—	—	—
Total	$224,452	$226	$82,234	$6,254

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2018	2017
Beginning balance	$9,140	$22,864
Additions, transfers from loans	293	120
Proceeds from sales of other real estate owned	(2,212)	(7,034)
Valuation allowance reversal upon sale	(2,893)	(7,367)
Gain (loss) on sales of other real estate owned	(145)	557
	4,183	9,140
Less: valuation allowance	(803)	(3,373)
Ending balance	$3,380	$5,767

Activity in the valuation allowance was as follows (dollars in thousands):

	2018	2017
Beginning balance	$3,373	$10,611
Additions charged to expense	323	129
Reversals upon sale	(2,893)	(7,367)
Ending balance	$803	$3,373

At December 31, 2018, the balance of other real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $0.

NOTE 5 – FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value include:

Level 1 :	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 :
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 :	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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
December 31, 2018 and 2017

NOTE 5 – FAIR VALUE (Continued)

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

Other Real Estate Owned : Other real estate owned (OREO) properties are initially recorded at fair value, less estimated costs to sell when acquired, establishing a new cost basis.  Adjustments to OREO are measured at fair value, less costs to sell. Fair values are generally based on third party appraisals or realtor evaluations of the property. These appraisals and evaluations may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized through a valuation allowance, and the property is reported as nonrecurring Level 3.

Interest Rate Swaps:    For interest rate swap agreements, we measure fair value utilizing pricing provided by a third-party pricing source that that uses market observable inputs, such as forecasted yield curves, and other unobservable inputs and accordingly, interest rate swap agreements are classified as Level 3.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Available for sale securities
U.S. Treasury and federal agency securities	$95,398	$—	$95,398	$—
U.S. Agency MBS and CMOs	32,890	—	32,890	—
Tax-exempt state and municipal bonds	45,127	—	45,127	—
Taxable state and municipal bonds	45,934	—	45,934	—
Corporate bonds and other debt securities	7,637	—	7,637	—
Other equity securities	1,438	—	1,438	—
Loans held for sale	415	—	415	—
Interest rate swaps	700	—	—	700
Interest rate swaps	(700)	—	—	(700)

December 31, 2017
Available for sale securities
U.S. Treasury and federal agency securities	$101,964	$—	$101,964	$—
U.S. Agency MBS and CMOs	23,385	—	23,385	—
Tax-exempt state and municipal bonds	42,057	—	42,057	—
Taxable state and municipal bonds	43,735	—	43,735	—
Corporate bonds and other debt securities	8,109	—	8,109	—
Other equity securities	1,470	—	1,470	—
Loans held for sale	1,208	—	1,208	—
Interest rate swaps	197	—	—	197
Interest rate swaps	(197)	—	—	(197)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Impaired loans	$3,211	$—	$—	$3,211
Other real estate owned	1,205	—	—	1,205

December 31, 2017
Impaired loans	$2,278	$—	$—	$2,278
Other real estate owned	3,658	—	—	3,658

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2018
Impaired loans	$3,211	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	1,205	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2017
Impaired loans	$2,278	Sales comparison approach	Adjustment for differences between comparable sales	2.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	3,658	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 22.0
		Income approach	Capitalization rate	9.5 to 11.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

		2018		2017
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$40,526	$40,526	$34,945	$34,945
Federal funds sold and other short-term investments	Level 2	130,758	130,758	126,522	126,522
Securities held to maturity	Level 3	70,334	71,505	85,827	86,452
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,385,571	1,403,005	1,301,431	1,296,633
Bank owned life insurance	Level 3	41,185	41,185	40,243	40,243
Accrued interest receivable	Level 2	5,279	5,279	4,680	4,680

Financial liabilities
Deposits	Level 2	(1,676,739)	(1,677,634)	(1,579,010)	(1,579,016)
Other borrowed funds	Level 2	(60,000)	(59,092)	(92,118)	(91,313)
Long-term debt	Level 2	(41,238)	(37,046)	(41,238)	(36,546)
Accrued interest payable	Level 2	(503)	(503)	(604)	(604)

Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The estimated fair values of financial instruments disclosed above as of December 31, 2018 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.  The fair values shown as of December 31, 2017 and prior use an “entry price” approach for loans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2018	2017
Land	$15,861	$16,384
Building	43,912	43,625
Leasehold improvements	263	782
Furniture and equipment	20,176	21,680
Construction in progress	508	243
	80,720	82,714
Less accumulated depreciation	(35,858)	(36,085)
	$44,862	$46,629

Depreciation expense was $2,493,000 and $2,606,000 for 2018 and 2017, respectively.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $440,000 and $410,000 for 2018 and 2017, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2018 is as follows (dollars in thousands):

2019	$353
2020	241
2021	100
2022	86
2023	29
Thereafter	—
$809

NOTE 7 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2018	2017
Noninterest-bearing demand	$485,530	$490,583
Interest bearing demand	456,260	408,865
Savings and money market accounts	609,425	587,931
Certificates of deposit	125,524	91,631
	$1,676,739	$1,579,010

The following table depicts the maturity distribution of certificates of deposit at December 31, 2018 (dollars in thousands):

2019	$78,878
2020	30,703
2021	12,396
2022	2,828
2023	719
Thereafter	—
$125,524

Time deposits that exceed the FDIC insurance limit of $250,000 at year end 2018 and 2017 were approximately $39.6 million and $25.0 million, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2018
Single maturity fixed rate advances	$40,000	February 2019 to July 2024	2.27%
Putable Advances	20,000	November 2024	1.81%
	$60,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2017
Single maturity fixed rate advances	$70,000	February 2018 to April 2021	1.59%
Amortizable mortgage advances	2,118	March 2018 to July 2018	3.78%
Putable Advances	20,000	November 2024	1.81%
	$92,118

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $476.4 million and $493.2 million under a blanket lien arrangement at December 31, 2018 and 2017, respectively.

Scheduled repayments of FHLB advances as of December 31, 2018 were as follows (in thousands):

2019	$10,000
2020	—
2021	10,000
2022	—
2023	10,000
Thereafter	30,000
$60,000

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2018 and 2017, and the Company had approximately $16.9 million and $11.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $18.2 million and $13.2 million at December 31, 2018 and 2017, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 9 – LONG TERM DEBT

The Company has outstanding $40.0 million aggregate liquidation amount of pooled trust preferred securities (“TRUPs”) issued through its wholly-owned subsidiary grantor trusts.  Macatawa Statutory Trust I issued $619,000 of common securities to the Company and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 3.05%, maturing on July 15, 2033.  Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 2.75%, maturing on March 18, 2034.

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

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance.  During any deferral period, the Company may not declare or pay any dividends on the Company’s common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures.  The Company also has the option to redeem and prepay both the TRUPs and the Debentures.  At December 31, 2018, the Company does not have any intention to redeem or prepay either of the TRUPs or Debentures.

At December 31, 2018 and 2017, Debentures totaling $41,238,000 are reported in liabilities as long-term debt, and the common securities of $1,238,000 and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2018 and 2017, approximately $40.0 million of the Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2018	2017
Beginning balance	$28,538	$24,333
New loans and renewals	19,200	31,560
Repayments and renewals	(18,995)	(27,355)
Effect of changes in related parties	—	—
Ending balance	$28,743	$28,538

Deposits from principal officers, directors, and their affiliates at December 31, 2018 and 2017 were $112.7 million and $125.8 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations of one of the Company’s directors and are at market rates.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  Terms were at market rates and the total notional amount of the agreement was $15.0 million and $15.9 million at December 31, 2018 and 2017, respectively.

NOTE 11 – STOCK-BASED COMPENSATION

On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock awards to employees and directors. There were 1,281,307 shares under the “2015 Plan” available for future issuance as of December 31, 2018.  The Company issues new shares under the 2015 Plan from its authorized but unissued shares.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

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

There were no options granted during 2018 and 2017.  A summary of option activity in the plans is as follows (dollars in thousands, except per option data):

Options	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	45,000	$8.57	—	$—
Exercised	(45,000)	8.57	—	—
Expired	—	—	—	—
Outstanding at December 31, 2018	—	—	—	—

Exercisable at December 31, 2018	—	$—	—	$—

Information related to stock options during each year follows (dollars in thousands):

	2018	2017
Intrinsic value of options exercised	$72	$—
Cash received from option exercises	386	68
Tax benefit realized from option exercises	19	8

There was no compensation cost for stock options in 2018 and 2017.

As of December 31, 2018, there was no unrecognized cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2018	105,048	$8.73	$1,050,480
Granted	43,991	10.47	423,193
Vested	(55,607)	7.84	534,939
Forfeited	(3,206)	8.72	30,842
Outstanding at December 31, 2018	90,226	$10.13	$867,974

Compensation cost related to restricted stock awards totaled $452,000 and $465,000 for 2018 and 2017, respectively.

As of December 31, 2018, there was $797,000 of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.53 years.  The total grant date fair value of restricted stock awards vested during 2018 was $436,000.  The total grant date fair value of restricted stock awards vested during 2017 was $440,000.

NOTE 12 – EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Beginning January 1, 2013, the Company’s contribution was set using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $717,000 and $684,000 for 2018 and 2017, respectively.

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2018	2017
Net income	$26,379	$16,292

Weighted average shares outstanding, including participating stock awards - Basic	34,018,259	33,946,520

Dilutive potential common shares:
Stock options	295	6,352
Stock warrants	—	—
Weighted average shares outstanding - Diluted	34,018,554	33,952,872
Basic earnings per common share	$0.78	$0.48
Diluted earnings per common share	$0.78	$0.48

There were no antidilutive stock options for 2018 and 2017.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2018	2017
Current	$5,377	$5,759
Deferred	502	2,450
Change in valuation allowance	92	—
Effect of change in enacted federal income tax rate on deferred items	—	2,524
	$5,971	$10,733

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2018	2017
Statutory rate	21%	35%
Statutory rate applied to income before taxes	$6,794	$9,459
Adjust for:
Tax-exempt interest income	(700)	(762)
Bank-owned life insurance	(198)	(339)
Amortization of low income housing investment	233	—
Low income housing credit	(131)	(88)
Effect of change in enacted federal income tax rate on deferred items	—	2,524
Change in valuation allowance	92	—
Other, net	(119)	(61)
	$5,971	$10,733

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.    At December 31, 2018, a valuation allowance of $92,000 was established for a capital loss carryforward related to the liquidation of assets of a partnership interest the Bank acquired through a loan settlement.  Management believes it is more likely than not that all of the remaining deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.  No valuation allowance was necessary at December 31, 2017.

Legislation H.R. 1, formerly known as “Tax Cuts and Jobs Act” (the Tax Reform Act”) was enacted on December 22, 2017.  The Tax Reform Act reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions.  Accounting guidance requires the Company to remeasure its deferred tax assets and deferred tax liabilities on the date of enactment using the new enacted tax rate of 21%.  The Company recorded additional expense of $2.5 million in December 2017 to reflect changes that resulted from the enactment of the Tax Reform Act.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2018	2017
Deferred tax assets
Allowance for loan losses	$3,544	$3,486
Nonaccrual loan interest	268	346
Valuation allowance on other real estate owned and property held for sale	218	708
Unrealized loss on securities available for sale	606	417
Other	302	229
Gross deferred tax assets	4,938	5,186
Valuation allowance	(92)	—
Total net deferred tax assets	4,846	5,186

Deferred tax liabilities
Depreciation	$(1,005)	$(977)
Prepaid expenses	(200)	(183)
Unrealized gain on securities available for sale	—	—
Other	(261)	(241)
Gross deferred tax liabilities	(1,466)	(1,401)
Net deferred tax asset	$3,380	$3,785

There were no unrecognized tax benefits at December 31, 2018 and 2017 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2014.

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

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2018	2017
Commitments to extend credit	$77,391	$111,681
Letters of credit	15,802	11,317
Unused lines of credit	486,203	457,485
The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $4.1 million and $5.8 million at December 31, 2018 and 2017, respectively.

At year-end 2018 approximately 63.6% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to LIBOR and the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to LIBOR and the prime rate.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of December 31, 2018, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

NOTE 17 – SHAREHOLDERS’ EQUITY

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 17 – SHAREHOLDERS’ EQUITY (Continued)

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
CET1 capital (to risk weighted assets)
Consolidated	$193,131	12.0%	$72,381	4.5%	$102,540	6.4%		N/A
Bank	226,531	14.1	72,371	4.5	102,526	6.4	$104,536	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	233,131	14.5	96,508	6.0	126,667	7.9		N/A
Bank	226,531	14.1	96,495	6.0	126,649	7.9	128,660	8.0
Total capital (to risk weighted assets)
Consolidated	250,007	15.5	128,678	8.0	158,837	9.9		N/A
Bank	243,407	15.1	128,660	8.0	158,814	9.9	160,825	10.0
Tier 1 capital (to average assets)
Consolidated	233,131	12.1	76,963	4.0	N/A	N/A	N/A	N/A
Bank	226,531	11.8	76,902	4.0	N/A	N/A	96,128	5.0

December 31, 2017
CET1 capital (to risk weighted assets)
Consolidated	$174,258	11.3%	$69,326	4.5%	$88,583	5.8%	N/A	N/A
Bank	208,356	13.5	69,257	4.5	88,495	5.8	$100,038	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	214,258	13.9	92,435	6.0	111,692	7.3	N/A	N/A
Bank	208,356	13.5	92,343	6.0	111,581	7.3	123,124	8.0
Total capital (to risk weighted assets)
Consolidated	230,858	15.0	123,246	8.0	142,504	9.3	N/A	N/A
Bank	224,956	14.6	123,124	8.0	142,362	9.3	153,905	10.0
Tier 1 capital (to average assets)
Consolidated	214,258	11.9	72,138	4.0	N/A	N/A	N/A	N/A
Bank	208,356	11.6	72,076	4.0	N/A	N/A	90,095	5.0

Approximately $40.0 million of trust preferred securities outstanding at December 31, 2018 and 2017, respectively, qualified as Tier 1 capital.

The Bank was categorized as “well capitalized” at December 31, 2018 and 2017.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2018	2017
ASSETS
Cash and cash equivalents	$6,425	$5,972
Investment in Bank subsidiary	224,253	207,084
Investment in other subsidiaries	1,441	1,459
Other assets	227	73
Total assets	$232,346	$214,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	41,238	41,238
Other liabilities	255	364
Total liabilities	41,493	41,602
Total shareholders’ equity	190,853	172,986
Total liabilities and shareholders’ equity	$232,346	$214,588

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2018	2017
INCOME
Dividends from subsidiaries	$11,121	$7,918
Other	—	—
Total income	11,121	7,918
EXPENSE
Interest expense	2,127	1,713
Other expense	679	655
Total expense	2,806	2,368
Income before income tax and equity in undistributed earnings of subsidiaries	8,315	5,550
Equity in undistributed earnings of subsidiaries	17,484	9,921
Income before income tax	25,799	15,471
Income tax benefit	(580)	(821)
Net income	$26,379	$16,292
Comprehensive income	$25,646	$16,485

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2018	2017
Cash flows from operating activities
Net income	$26,379	$16,292
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(17,484)	(9,921)
Stock compensation expense	52	55
Change in other assets	(154)	61
Change in other liabilities	(109)	146
Net cash from operating activities	8,684	6,633
Cash flows from investing activities
Investment in subsidiaries	—	—
Net cash from investing activities	—	—
Cash flows from financing activities
Proceeds from issuance of common stock	386	68
Cash dividends paid	(8,481)	(6,088)
Common stock issuance costs	—	—
Repurchases of shares	(136)	(183)
Net cash from financing activities	(8,231)	(6,203)
Net change in cash and cash equivalents	453	430
Cash and cash equivalents at beginning of year	5,972	5,542
Cash and cash equivalents at end of year	$6,425	$5,972

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Common Share
					Basic	Diluted
2018
First quarter	$16,019	$14,182	$(100)	$5,755	$0.17	$0.17
Second quarter	16,836	14,653	(300)	6,728	0.20	0.20
Third quarter	17,687	15,162	—	6,852	0.20	0.20
Fourth quarter	18,496	15,628	850	7,043	0.21	0.21

2017
First quarter	$13,848	$12,583	$(500)	$4,460	$0.13	$0.13
Second quarter	14,042	12,705	(500)	4,762	0.14	0.14
Third quarter	14,626	13,138	(350)	4,876	0.15	0.15
Fourth quarter	15,160	13,518	—	2,194	0.06	0.06

Net income for the fourth quarter of 2017 included $2.5 million in federal income tax expense to revalue net deferred tax assets under the newly enacted federal income tax rate.

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2018.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company’s disclosure controls and procedures, have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on those criteria.

BDO USA, LLP, an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, as stated in their report below.

(d)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Macatawa Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended and the related notes and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
February 14, 2019

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings “The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics” and “Shareholder Proposals” in our definitive Proxy Statement relating to our May 7, 2019 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading “Executive Compensation” in our definitive Proxy Statement relating to our May 7, 2019 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading “Ownership of Macatawa Stock” in our definitive Proxy Statement relating to our May 7, 2019 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2018.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be-issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	N/A	1,281,307
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	1,281,307

(1)
Consists of the Macatawa Bank Corporation Stock Incentive Plan of 2015.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (1,281,307 shares) represents shares that may be issued other than upon the exercise of an outstanding option, warrant or right.  This plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings “Transactions with Related Persons” and “The Board of Directors – Board Committees” in our definitive Proxy Statement relating to our May 7, 2019 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings “Independent Auditors – Fees and – Audit Committee Approval Policies” in our definitive Proxy Statement relating to our May 7, 2019 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
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
4.3
Long-Term Debt.  The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets.  The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the SEC upon request.

10.1*	Form of Restricted Stock Agreement.
10.2*
Macatawa Bank Corporation Stock Incentive Plan of 2015.  Previously filed with the Commission on March 20, 2015 in Macatawa Bank Corporation’s 2015 Definitive Proxy Statement on Form DEF 14A.  Here incorporated by reference.

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

10.5*
Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC.  Previously filed with the Commission on February 19, 2015, in Macatawa Bank Corporation’s Annual Report on Form 10-K, Exhibit 10.11.  Here incorporated by reference.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 14, 2019.

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

Signature

*/s/ Richard L. Postma	February 14, 2019
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 14, 2019
Ronald L. Haan, Chief Executive Officer

*/s/ Mark J. Bugge	February 14, 2019
Mark J. Bugge, Director

*/s/ Thomas J. Wesholski	February 14, 2019
Thomas J. Wesholski, Director

*/s/ Douglas B. Padnos	February 14, 2019
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	February 14, 2019
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	February 14, 2019
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 14, 2019
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 14, 2019
Robert L. Herr, Director

*/s/ Thomas P. Rosenbach	February 14, 2019
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets Attorney-in-Fact