Form 10-Q
period 2019-03-31
MACATAWA BANK CORP
filed 2019-04-25
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,043,697 shares of the Company's Common Stock (no par value) were outstanding as of April 25, 2019.

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

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Index
INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.
	Controls and Procedures	46

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 6.
	Exhibits	47

Signatures		48

Index
Part I	Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2019 (unaudited) and December 31, 2018
(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$28,143	$40,526
Federal funds sold and other short-term investments	115,843	130,758
Cash and cash equivalents	143,986	171,284
Debt securities available for sale, at fair value	224,645	226,986
Debt securities held to maturity (fair value 2019 - $72,733 and 2018 - $71,505)	70,336	70,334
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	512	415
Total loans	1,384,567	1,405,658
Allowance for loan losses	(16,892)	(16,876)
Net loans	1,367,675	1,388,782
Premises and equipment – net	44,805	44,862
Accrued interest receivable	5,994	5,279
Bank-owned life insurance	41,433	41,185
Other real estate owned - net	3,261	3,380
Net deferred tax asset	2,660	3,380
Other assets	9,015	7,679
Total assets	$1,925,880	$1,975,124
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$466,631	$485,530
Interest-bearing	1,151,233	1,191,209
Total deposits	1,617,864	1,676,739
Other borrowed funds	60,000	60,000
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	8,812	6,294
Total liabilities	1,727,914	1,784,271
Commitments and contingent liabilities	—	—
Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,043,697 and 34,045,411 shares issued and outstanding at March 31, 2019 and December 31, 2018	217,842	217,783
Retained deficit	(19,384)	(24,652)
Accumulated other comprehensive income (loss)	(492)	(2,278)
Total shareholders' equity	197,966	190,853
Total liabilities and shareholders' equity	$1,925,880	$1,975,124

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three month periods ended March 31, 2019 and 2018
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Interest income
Loans, including fees	$16,450	$13,710
Securities
Taxable	996	868
Tax-exempt	839	876
FHLB Stock	160	197
Federal funds sold and other short-term investments	744	368
Total interest income	19,189	16,019
Interest expense
Deposits	2,256	994
Other borrowings	327	369
Long-term debt	586	474
Total interest expense	3,169	1,837
Net interest income	16,020	14,182
Provision for loan losses	(250)	(100)
Net interest income after provision for loan losses	16,270	14,282
Noninterest income
Service charges and fees	1,050	1,049
Net gains on mortgage loans	211	141
Trust fees	890	925
ATM and debit card fees	1,326	1,278
Gain on sales of securities	—	—
Bank owned life insurance ("BOLI") income	236	238
Other	615	501
Total noninterest income	4,328	4,132
Noninterest expense
Salaries and benefits	6,244	6,194
Occupancy of premises	1,093	1,072
Furniture and equipment	844	805
Legal and professional	230	202
Marketing and promotion	228	229
Data processing	730	695
FDIC assessment	120	132
Interchange and other card expense	345	332
Bond and D&O Insurance	104	110
Net (gains) losses on repossessed and foreclosed properties	(35)	406
Administration and disposition of problem assets	88	55
Other	1,247	1,202
Total noninterest expenses	11,238	11,434
Income before income tax	9,360	6,980
Income tax expense	1,714	1,225
Net income	$7,646	$5,755
Basic earnings per common share	$0.22	$0.17
Diluted earnings per common share	$0.22	$0.17
Cash dividends per common share	$0.07	$0.06

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month periods ended March 31, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income	$7,646	$5,755
Other comprehensive income:
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	2,261	(2,299)
Tax effect	(475)	483
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	1,786	(1,816)
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—
Tax effect	—	—
Reclassification for gains included in net income, net of tax	—	—
Other comprehensive income (loss), net of tax	1,786	(1,816)
Comprehensive income	$9,432	$3,939

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three month periods ended March 31, 2019 and 2018
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2018, as reported	$217,081	$(42,804)	$(1,291)	$172,986
Cumulative effect adjustment upon adoption of ASU 2018-02	—	278	(278)	—
Balance, January 1, 2018, adjusted	$217,081	$(42,526)	$(1,569)	$172,986
Reclassification for equity securities upon adoption of ASU 2016-01	—	(24)	24	—
Net income for the three months ended March 31, 2018	—	5,755	—	5,755
Cash dividends at $.06 per share	—	(2,041)	—	(2,041)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Issuance of 45,000 shares for stock option exercise	386	—	—	386
Net change in unrealized loss on debt securities available for sale, net of tax	—	—	(1,816)	(1,816)
Stock compensation expense	111	—	—	111
Balance, March 31, 2018	$217,573	$(38,836)	$(3,361)	$175,376

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2019	$217,783	$(24,652)	$(2,278)	$190,853
Net income for the three months ended March 31, 2019	—	7,646	—	7,646
Cash dividends at $.07 per share	—	(2,378)	—	(2,378)
Net change in unrealized loss on debt securities available for sale, net of tax	—	—	1,786	1,786
Stock compensation expense	59	—	—	59
Balance, March 31, 2019	$217,842	$(19,384)	$(492)	$197,966

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net income	$7,646	$5,755
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	632	534
Stock compensation expense	59	111
Provision for loan losses	(250)	(100)
Origination of loans for sale	(6,881)	(5,140)
Proceeds from sales of loans originated for sale	6,995	6,489
Net gains on mortgage loans	(211)	(141)
Gain on sales of securities	—	—
Write-down of other real estate	10	280
Net gain (loss) on sales of other real estate	(45)	126
Deferred income tax expense	245	285
Change in accrued interest receivable and other assets	(2,063)	(1,120)
Earnings in bank-owned life insurance	(236)	(238)
Change in accrued expenses and other liabilities	2,771	747
Net cash from operating activities	8,672	7,588
Cash flows from investing activities
Loan originations and payments, net	21,357	(5,354)
Purchases of securities available for sale	(5,297)	(8,502)
Purchases of securities held to maturity	(498)	(5,305)
Proceeds from:
Maturities and calls of securities	8,300	10,158
Sales of securities available for sale	—	—
Principal paydowns on securities	1,835	1,760
Sales of other real estate	154	431
Additions to premises and equipment	(568)	(142)
Net cash from investing activities	25,283	(6,954)
Cash flows from financing activities
Change in deposits	(58,875)	(18,138)
Repayments and maturities of other borrowed funds	(10,000)	(11,451)
Proceeds from other borrowed funds	10,000	—
Proceeds from exercise of stock options	—	386
Repurchase of shares for taxes withheld on vested restricted stock	—	(5)
Cash dividends paid	(2,378)	(2,041)
Net cash from financing activities	(61,253)	(31,249)
Net change in cash and cash equivalents	(27,298)	(30,615)
Cash and cash equivalents at beginning of period	171,284	161,467
Cash and cash equivalents at end of period	$143,986	$130,852

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three month periods ended March 31, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Supplemental cash flow information
Interest paid	$2,788	$1,828
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers from loans to other real estate	—	293
Security settlement	(253)	—

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

Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2019, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

During the first quarter of 2018, the Company adopted ASU 2018-02, allowing for the reclassification of the income tax effects of the revaluation the deferred tax impact on accumulated other comprehensive income (AOCI) due to the enactment of tax reform at the end of 2017.  The Company’s only component of accumulated other comprehensive income is the fair value adjustment for securities available for sale.  Upon adoption of this ASU, a transfer was made from AOCI to retained earnings in the amount of $278,000.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has five freestanding interest rate swaps, each of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2019 and December 31, 2018, the total notional amount of such agreements was $65.7 million and $66.0 million, respectively, and resulted in a derivative asset with a fair value of $1,055,000 and $700,000, respectively, which were included in other assets and a derivative liability of $1,055,000 and $700,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  As the Company owns most of its branch locations, this ASU applies primarily to operating leases and the impact of adoption of this ASU by the Company had a nominal income impact and resulted in a right-of-use asset of $800,000 and a corresponding lease obligation liability of $800,000 being established as of January 1, 2019.  The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities in the March 31, 2019 consolidated balance sheet.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.  This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Topic 815, Derivatives and Hedging , through targeted improvements in key practice areas.  This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships.  In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures.  These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed.  Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period.   The ASU was effective for years beginning after December 15, 2018, and interim periods within those years.  The impact of adoption of this ASU was not material.

Newly Issued Not Yet Effective Standards:  FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation in the first quarter of 2019 and will continue throughout 2019.  The Company anticipates running parallel computations in the latter part of 2019 and continues to evaluate the impact of adoption of the new standard.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Available for Sale
U.S. Treasury and federal agency securities	$93,056	$2	$(973)	$92,085
U.S. Agency MBS and CMOs	33,948	234	(270)	33,912
Tax-exempt state and municipal bonds	46,212	688	(54)	46,846
Taxable state and municipal bonds	45,052	114	(361)	44,805
Corporate bonds and other debt securities	6,999	27	(29)	6,997
	$225,267	$1,065	$(1,687)	$224,645
Held to Maturity
Tax-exempt state and municipal bonds	$70,336	$2,472	$(75)	$72,733

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Available for Sale
U.S. Treasury and federal agency securities	$97,102	$6	$(1,710)	$95,398
U.S. Agency MBS and CMOs	33,287	97	(494)	32,890
Tax-exempt state and municipal bonds	45,212	246	(331)	45,127
Taxable state and municipal bonds	46,565	59	(690)	45,934
Corporate bonds and other debt securities	7,703	2	(68)	7,637
	$229,869	$410	$(3,293)	$226,986
Held to Maturity
Tax-exempt state and municipal bonds	$70,334	$1,488	$(317)	$71,505

There were no sales of securities in the three month periods ended March 31, 2019 and 2018.

Contractual maturities of debt securities at March 31, 2019 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,022	$8,054	$24,104	$24,016
Due from one to five years	28,932	29,617	129,015	128,063
Due from five to ten years	13,742	14,220	38,771	39,237
Due after ten years	19,640	20,842	33,377	33,329
	$70,336	$72,733	$225,267	$224,645

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$—	$—	$82,527	$(941)	$82,527	$(941)
U.S. Agency MBS and CMOs	984	(7)	18,194	(263)	19,178	(270)
Tax-exempt state and municipal bonds	268	(1)	6,667	(58)	6,935	(59)
Taxable state and municipal bonds	255	—	36,517	(356)	36,772	(356)
Corporate bonds and other debt securities	—	—	8,519	(61)	8,519	(61)
Total	$1,507	$(8)	$152,424	$(1,679)	$153,931	$(1,687)

Held to Maturity
Tax-exempt state and municipal bonds	$—	$—	$4,681	$(75)	$4,681	$(75)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$1,974	$(26)	$82,895	$(1,622)	$84,869	$(1,648)
U.S. Agency MBS and CMOs	1,728	(13)	18,712	(481)	20,440	(494)
Tax-exempt state and municipal bonds	8,987	(69)	10,785	(262)	19,772	(331)
Taxable state and municipal bonds	4,035	(19)	37,021	(671)	41,056	(690)
Corporate bonds and other debt securities	2,698	(12)	8,170	(118)	10,868	(130)
Total temporarily impaired	$19,422	$(139)	$157,583	$(3,154)	$177,005	$(3,293)

Held to Maturity
Tax-exempt state and municipal bonds	$8,533	$(76)	$4,683	$(241)	$13,216	$(317)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At March 31, 2019, 190 securities available for sale with fair values totaling $153.9 million had unrealized losses totaling $1.7 million.  At March 31, 2019, 6 securities held to maturity with fair values totaling $4.7 million had unrealized losses totaling $75,000.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any if its investment securities before a recovery of cost.  Management determined that the unrealized losses for the three month periods ended March 31, 2019 and 2018 were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $1.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2019 and December 31, 2018.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Commercial and industrial	$493,891	$513,345
Commercial real estate:
Residential developed	14,723	14,825
Unsecured to residential developers	—	—
Vacant and unimproved	45,423	44,169
Commercial development	701	712
Residential improved	100,801	98,500
Commercial improved	291,612	295,618
Manufacturing and industrial	119,540	114,887
Total commercial real estate	572,800	568,711
Consumer
Residential mortgage	237,207	238,174
Unsecured	367	130
Home equity	73,631	78,503
Other secured	6,671	6,795
Total consumer	317,876	323,602
Total loans	1,384,567	1,405,658
Allowance for loan losses	(16,892)	(16,876)
	$1,367,675	$1,388,782

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,856	$6,544	$3,449	$27	$16,876
Charge-offs	—	(132)	(25)	—	(157)
Recoveries	136	224	63	—	423
Provision for loan losses	(3)	(189)	(61)	3	(250)
Ending Balance	$6,989	$6,447	$3,426	$30	$16,892

Three months ended March 31, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,478	$6,590	$3,494	$38	$16,600
Charge-offs	(66)	—	(31)	—	(97)
Recoveries	34	203	35	—	272
Provision for loan losses	60	(261)	105	(4)	(100)
Ending Balance	$6,506	$6,532	$3,603	$34	$16,675

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$438	$41	$448	$—	$927
Collectively evaluated for impairment	6,551	6,406	2,978	30	15,965
Total ending allowance balance	$6,989	$6,447	$3,426	$30	$16,892
Loans:
Individually reviewed for impairment	$6,624	$3,204	$6,073	$—	$15,901
Collectively evaluated for impairment	487,267	569,596	311,803	—	1,368,666
Total ending loans balance	$493,891	$572,800	$317,876	$—	$1,384,567

December 31, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$449	$181	$468	$—	$1,098
Collectively evaluated for impairment	6,407	6,363	2,981	27	15,778
Total ending allowance balance	$6,856	$6,544	$3,449	$27	$16,876
Loans:
Individually reviewed for impairment	$7,375	$3,499	$6,347	$—	$17,221
Collectively evaluated for impairment	505,970	565,212	317,255	—	1,388,437
Total ending loans balance	$513,345	$568,711	$323,602	$—	$1,405,658

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2019 (dollars in thousands):

March 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$1,396	$1,396	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	134	134	—
Commercial development	—	—	—
Residential improved	136	136	—
Commercial improved	1,646	1,646	—
Manufacturing and industrial	—	—	—
	1,916	1,916	—
Consumer:
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
	—	—	—
Total with no related allowance recorded	$3,312	$3,312	$—
With an allowance recorded:
Commercial and industrial	$5,228	$5,228	$438
Commercial real estate:
Residential developed	171	171	3
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	147	147	11
Commercial improved	595	595	17
Manufacturing and industrial	375	375	10
	1,288	1,288	41
Consumer:
Residential mortgage	4,826	4,826	356
Unsecured	254	254	19
Home equity	960	960	71
Other secured	33	33	2
	6,073	6,073	448
Total with an allowance recorded	$12,589	$12,589	$927
Total	$15,901	$15,901	$927

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Average of impaired loans during the period:
Commercial and industrial	$6,825	$6,847
Commercial real estate:
Residential developed	172	178
Unsecured to residential developers	—	—
Vacant and unimproved	138	168
Commercial development	—	126
Residential improved	308	1,455
Commercial improved	2,340	3,731
Manufacturing and industrial	379	253
Consumer	6,197	8,067
Interest income recognized during impairment:
Commercial and industrial	288	302
Commercial real estate	44	74
Consumer	75	85
Cash-basis interest income recognized
Commercial and industrial	282	294
Commercial real estate	49	80
Consumer	76	87

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and December 31, 2018:

March 31, 2019	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	102	—
Commercial improved	111	—
Manufacturing and industrial	—	—
	213	—
Consumer:
Residential mortgage	195	—
Unsecured	—	—
Home equity	—	1
Other secured	—	—
	195	1
Total	$408	$1

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

The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans (dollars in thousands):

March 31, 2019	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$69	$—	$69	$493,822	$493,891
Commercial real estate:
Residential developed	—	—	—	14,723	14,723
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	45,423	45,423
Commercial development	—	—	—	701	701
Residential improved	59	102	161	100,640	100,801
Commercial improved	—	111	111	291,501	291,612
Manufacturing and industrial	—	—	—	119,540	119,540
	59	213	272	572,528	572,800
Consumer:
Residential mortgage	—	194	194	237,013	237,207
Unsecured	6	—	6	361	367
Home equity	3	1	4	73,627	73,631
Other secured	129	—	129	6,542	6,671
	138	195	333	317,543	317,876
Total	$266	$408	$674	$1,383,893	$1,384,567

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

The Company had allocated $927,000 and $1,098,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2019 and December 31, 2018, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	12	$6,624	18	$6,502
Commercial real estate	20	3,204	22	3,305
Consumer	79	6,073	83	6,346
	111	$15,901	123	$16,153

The following table presents information related to accruing troubled debt restructurings as of March 31, 2019 and December 31, 2018.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	March 31, 2019	December 31, 2018
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	9,844	10,336
Accruing TDR - upgraded to accruing after six consecutive payments	5,844	5,693
	$15,688	$16,029

The following tables present information regarding troubled debt restructurings executed during the three month periods ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	3	492	—
Consumer	—	—	—	2	68	—
	—	$—	$—	5	$560	$—

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

Payment defaults on TDRs have been minimal and during the three month periods ended March 31, 2019 and 2018, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of March 31, 2019 and December 31, 2018, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2019	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$16,222	$149,782	$296,388	$10,307	$6,192	$—	$—	$493,891
Commercial real estate:
Residential developed	—	—	—	14,295	428	—	—	—	14,723
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	9,618	2,826	30,819	2,160	—	—	—	45,423
Commercial development	—	—	85	616	—	—	—	—	701
Residential improved	—	—	19,658	80,677	263	101	102	—	100,801
Commercial improved	—	4,729	62,895	218,562	4,953	362	111	—	291,612
Manufacturing & industrial	—	3,332	24,923	86,663	4,622	—	—	—	119,540
	$15,000	$33,901	$260,169	$728,020	$22,733	$6,655	$213	$—	$1,066,691

December 31, 2018	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$15,708	$164,901	$299,622	$11,186	$6,054	$874	$—	$513,345
Commercial real estate:
Residential developed	—	—	—	14,220	605	—	—	—	14,825
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	7,635	3,543	30,688	2,303	—	—	—	44,169
Commercial development	—	—	86	626	—	—	—	—	712
Residential improved	—	—	19,645	78,337	311	192	15	—	98,500
Commercial improved	—	5,292	62,756	222,152	4,751	364	303	—	295,618
Manufacturing & industrial	—	3,372	24,799	81,261	5,455	—	—	—	114,887
	$15,000	$32,007	$275,730	$726,906	$24,611	$6,610	$1,192	$—	$1,082,056

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2019	December 31, 2018
Not classified as impaired	$—	$—
Classified as impaired	6,868	7,802
Total commercial loans classified substandard or worse	$6,868	$7,802

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2019	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$237,013	$367	$73,630	$6,671
Nonperforming	194	—	1	—
Total	$237,207	$367	$73,631	$6,671

December 31, 2018	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$238,064	$130	$78,502	$6,795
Nonperforming	110	—	1	—
Total	$238,174	$130	$78,503	$6,795

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018	Three Months Ended March 31, 2018
Beginning balance	$4,183	$9,140	$9,140
Additions, transfers from loans	—	293	293
Proceeds from sales of other real estate owned	(154)	(2,212)	(431)
Valuation allowance reversal upon sale	(77)	(2,893)	(1,787)
Gain / (loss) on sales of other real estate owned	45	(145)	(126)
	3,997	4,183	7,089
Less: valuation allowance	(736)	(803)	(1,866)
Ending balance	$3,261	$3,380	$5,223

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Beginning balance	$803	$3,373
Additions charged to expense	10	280
Reversals upon sale	(77)	(1,787)
Ending balance	$736	$1,866

NOTE 5 – FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures , establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value include:

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
U.S. Treasury and federal agency securities	$92,085	$—	$92,085	$—
U.S. Agency MBS and CMOs	33,912	—	33,912	—
Tax-exempt state and municipal bonds	46,845	—	46,845	—
Taxable state and municipal bonds	44,806	—	44,806	—
Corporate bonds and other debt securities	6,997	—	6,997	—
Other equity securities	1,456	—	1,456	—
Loans held for sale	512	—	512	—
Interest rate swaps	1,055	—	—	1,055
Interest rate swaps	(1,055)	—	—	(1,055)

December 31, 2018
U.S. Treasury and federal agency securities	$95,398	$—	$95,398	$—
U.S. Agency MBS and CMOs	32,890	—	32,890	—
Tax-exempt state and municipal bonds	45,127	—	45,127	—
Taxable state and municipal bonds	45,934	—	45,934	—
Corporate bonds and other debt securities	7,637	—	7,637	—
Other equity securities	1,438	—	1,438	—
Loans held for sale	415	—	415	—
Interest rate swaps	700	—	—	700
Interest rate swaps	(700)	—	—	(700)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Impaired loans	$2,205	$—	$—	$2,205
Other real estate owned	1,044	—	—	1,044

December 31, 2018
Impaired loans	$3,211	$—	$—	$3,211
Other real estate owned	1,205	—	—	1,205

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2019
Impaired Loans	$2,205	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	1,044	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2018
Impaired Loans	$3,211	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	1,205	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2019 and December 31, 2018 (dollars in thousands):

	Level in	March 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$28,143	$28,143	$40,526	$40,526
Cash equivalents	Level 2	115,843	115,843	130,758	130,758
Securities held to maturity	Level 3	70,336	72,733	70,334	71,505
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,365,470	1,377,058	1,385,571	1,403,005
Bank owned life insurance	Level 3	41,433	41,433	41,185	41,185
Accrued interest receivable	Level 2	5,994	5,994	5,279	5,279
Financial liabilities
Deposits	Level 2	(1,617,864)	(1,619,043)	(1,676,739)	(1,677,634)
Other borrowed funds	Level 2	(60,000)	(59,811)	(60,000)	(59,092)
Long-term debt	Level 2	(41,238)	(37,095)	(41,238)	(37,046)
Accrued interest payable	Level 2	(883)	(883)	(503)	(503)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The estimated fair values of financial instruments disclosed above as follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Noninterest-bearing demand	$466,631	$485,530
Interest bearing demand	406,559	456,260
Savings and money market accounts	604,473	609,425
Certificates of deposit	140,201	125,524
	$1,617,864	$1,676,739

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $44.3 million at March 31, 2019 and $39.6 million at December 31, 2018.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2019
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable advances	20,000	November 2024	1.81%
	$60,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2018
Single maturity fixed rate advances	$40,000	February 2019 to July 2024	2.27%
Putable advances	20,000	November 2024	1.81%
	$60,000

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $516.2 million and $476.4 million under a blanket lien arrangement at March 31, 2019 and December 31, 2018, respectively.

Scheduled repayments of FHLB advances as of March 31, 2019 were as follows (in thousands):

2019	$—
2020	—
2021	10,000
2022	—
2023	10,000
Thereafter	40,000
$60,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2019 and December 31, 2018, and the Company had approximately $15.1 million and $16.9 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $18.2 million and $18.2 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2019 and 2018 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income available to common shares	$7,646	$5,755
Weighted average shares outstanding, including participating stock awards - Basic	34,040,380	34,010,396
Dilutive potential common shares:
Stock options	—	1,196
Weighted average shares outstanding - Diluted	34,040,380	34,011,592
Basic earnings per common share	$0.22	$0.17
Diluted earnings per common share	$0.22	$0.17

There were no antidilutive shares of common stock in the three month periods ended March 31, 2019 and 2018.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Current	$1,469	$940
Deferred	245	285
	$1,714	$1,225

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$1,966	$1,466
Deduct
Tax-exempt interest income	(167)	(179)
Bank-owned life insurance	(50)	(50)
Other, net	(35)	(12)
	$1,714	$1,225

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At March 31, 2019 and December 31, 2018, a valuation allowance of $92,000 was established for a capital loss carryforward related to the liquidation of assets of a partnership interest the Bank acquired through a loan settlement.  Management believes it is more likely than not that all of the remaining deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2019	December 31, 2018
Deferred tax assets
Allowance for loan losses	$3,547	$3,544
Nonaccrual loan interest	245	268
Valuation allowance on other real estate owned	218	218
Unrealized loss on securities available for sale	131	606
Other	225	302
Gross deferred tax assets	4,366	4,938
Valuation allowance	(92)	(92)
Total net deferred tax assets	4,274	4,846
Deferred tax liabilities
Depreciation	(1,150)	(1,005)
Prepaid expenses	(200)	(200)
Other	(264)	(261)
Gross deferred tax liabilities	(1,614)	(1,466)
Net deferred tax asset	$2,660	$3,380

There were no unrecognized tax benefits at March 31, 2019 or December 31, 2018 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2015.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2019	December 31, 2018
Commitments to make loans	$100,618	$77,391
Letters of credit	16,265	15,802
Unused lines of credit	471,991	486,203

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $12.2 million and $4.1 million at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, approximately 24.5% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2019, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which effectively resulted in a minimum CET1 ratio of 7.0%.  Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively resulted in a minimum Tier 1 capital ratio of 8.5%), which effectively resulted in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer), and requires a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2019 and December 31, 2018, actual capital levels and minimum required levels were (dollars in thousands):

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
CET1 capital (to risk weighted assets)
Consolidated	$198,458	12.6%	$71,173	4.5%	$110,713	7.0%	N/A	N/A
Bank	231,907	14.7	71,167	4.5	110,705	7.0	$102,797	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	238,458	15.1	94,897	6.0	134,437	8.5	N/A	N/A
Bank	231,907	14.7	94,890	6.0	134,427	8.5	126,520	8.0
Total capital (to risk weighted assets)
Consolidated	255,350	16.1	126,529	8.0	166,070	10.5	N/A	N/A
Bank	248,799	15.7	126,520	8.0	166,057	10.5	158,149	10.0
Tier 1 capital (to average assets)
Consolidated	238,458	12.2	78,026	4.0	N/A	N/A	N/A	N/A
Bank	231,907	11.9	77,962	4.0	N/A	N/A	97,453	5.0

December 31, 2018
CET1 capital (to risk weighted assets)
Consolidated	$193,131	12.0%	$72,381	4.5%	$102,540	6.4%	N/A	N/A
Bank	226,531	14.1	72,371	4.5	102,526	6.4	$104,536	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	233,131	14.5	96,508	6.0	126,667	7.9	N/A	N/A
Bank	226,531	14.1	96,495	6.0	126,649	7.9	128,660	8.0
Total capital (to risk weighted assets)
Consolidated	250,007	15.5	128,678	8.0	158,837	9.9	N/A	N/A
Bank	243,407	15.1	128,660	8.0	158,814	9.9	160,825	10.0
Tier 1 capital (to average assets)
Consolidated	233,131	12.1	76,963	4.0	N/A	N/A	N/A	N/A
Bank	226,531	11.8	76,902	4.0	N/A	N/A	96,128	5.0

Approximately $40.0 million of trust preferred securities outstanding at March 31, 2019 and December 31, 2018, respectively, qualified as Tier 1 capital. Refer to our 2018 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2019 and December 31, 2018.

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

At March 31, 2019, we had total assets of $1.93 billion, total loans of $1.38 billion, total deposits of $1.62 billion and shareholders' equity of $198.0 million.  For the three months ended March 31, 2019, we recognized net income of $7.6 million compared to $5.8 million for the same period in 2018.  The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2019.

We paid a dividend of $0.06 per share in the first, second and third quarters of 2018 and $0.07 per share in the fourth quarter of 2018 and the first quarter of 2019.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended March 31, 2019 was $7.6 million, compared to $5.8 million for the same period in 2018.  Net income per share on a diluted basis for the three months ended March 31, 2019 was $0.22 compared to $0.17 for the same period in 2018.

The increase in earnings in the three months ended March 31, 2019 compared to the same period in 2018 was due primarily to increased net interest income.  Net interest income increased to $16.0 million in the three months ended March 31, 2019 compared to $14.2 million in the same period in 2018.

Other items impacting earnings included nonperforming asset expenses (including administration costs and losses), which were $53,000 for three months ended March 31, 2019 compared to $461,000 for the same period in 2018. Also, the provision for loan losses was a negative $250,000 for the three months ended March 31, 2019, compared to a negative $100,000 for the same period in 2018.  We again were in a net loan recovery position for the three months ended March 31, 2019, with $266,000 in net loan recoveries, compared to $175,000 in net loan recoveries in the same period in 2018.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $16.0 million for the three months ended March 31, 2019 compared to $14.2 million for the same period in 2018.

Net interest income was positively impacted in the three months ended March 31, 2019 by an increase in average earning assets of $103.3 million compared to the same period in 2018.  Also, our average yield on earning assets for the three months ended March 31, 2019 increased 48 basis points compared to the same period in 2018 from 3.76% to 4.24%.

Net interest income for the first quarter of 2019 increased $1.8 million compared to the same period in 2018.  Of this increase, $1.0 million was due to changes in rates earned or paid, while $832,000 was from changes in the volume of average interest assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which increased by $2.4 million in the first quarter of 2019.  Of the $2.4 million increase in interest income on commercial loans, $1.5 million was due to increases in rates earned and $880,000 was due to increases in average balances.  Net interest income in the first quarter of 2019 also benefitted from a prepayment fee of $211,000 collected upon early payoff of a commercial loan.

Average interest earning assets totaled $1.83 billion for three months ended March 31, 2019 compared to $1.73 billion for the same period in 2018. An increase of $84.5 million in average loans between periods and an increase of $27.6 million in average federal funds sold and other short-term investments were the primary drivers of the increase.  The net interest margin was 3.54% for the three months ended March 31, 2019 compared to 3.34% for the same period in 2018.  Yield on commercial loans increased from 4.31% for three months ended March 31, 2018 to 4.89% for the same period in 2019.  Yield on residential mortgage loans increased from 3.49% for the three months ended March 31, 2018 to 3.69% for the same period in 2019, while yields on consumer loans increased from 4.48% for the first quarter of 2018 to 5.27% for the first quarter of 2019.  The increases in yields on commercial loans and consumer loans, in particular, were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which increased significantly from 2018 to 2019.

The Federal Reserve Board increased the target federal funds rate by 100 basis points between December 2016 and December 2017, and by another 100 basis points in 2018.  These increases have had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.

The cost of funds increased to 1.00% in the first quarter of 2019 compared to 0.61% in the first quarter of 2018. Increases in the rates paid on our interest-bearing checking, savings and money market accounts in response to the federal funds rate increases over the past two years caused the increase in our cost of funds.

Index
The following table shows an analysis of net interest margin for the three month periods ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended March 31,
	2019			2018
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$183,487	$996	2.17%	$179,123	$868	1.94%
Tax-exempt securities (1)	116,094	839	3.72	129,217	876	3.49
Commercial loans (2)	1,077,500	13,169	4.89	999,622	10,761	4.31
Residential mortgage loans	238,558	2,197	3.69	228,687	1,994	3.49
Consumer loans	83,348	1,084	5.27	86,590	955	4.48
Federal Home Loan Bank stock	11,558	160	5.55	11,558	197	6.81
Federal funds sold and other short-term investments	123,379	744	2.41	95,779	368	1.54
Total interest earning assets (1)	1,833,924	19,189	4.24	1,730,576	16,019	3.76
Noninterest earning assets:
Cash and due from banks	28,833			28,606
Other	85,544			86,729
Total assets	$1,948,301			$1,845,911
Liabilities
Deposits:
Interest bearing demand	$422,109	$406	0.39%	$380,100	$146	0.16%
Savings and money market accounts	622,829	1,225	0.80	605,249	615	0.41
Time deposits	137,717	625	1.84	97,926	233	0.97
Borrowings:
Other borrowed funds	59,779	327	2.19	87,474	370	1.69
Long-term debt	41,238	586	5.68	41,238	473	4.59
Total interest bearing liabilities	1,283,672	3,169	1.00	1,211,987	1,837	0.61
Noninterest bearing liabilities:
Noninterest bearing demand accounts	463,613			454,101
Other noninterest bearing liabilities	7,553			5,910
Shareholders' equity	193,463			173,913
Total liabilities and shareholders' equity	$1,948,301			$1,845,911
Net interest income		$16,020			$14,182
Net interest spread (1)			3.24%			3.15%
Net interest margin (1)			3.54%			3.34%
Ratio of average interest earning assets to average interest bearing liabilities	142.87%			142.79%

(1)	Yields are presented on a tax equivalent basis using a 21% at March 31, 2019 and 2018, respectively.
(2)
Includes loan fees of $350,000 and $126,000 for the three months ended March 31, 2019 and 2018.  Includes average nonaccrual loans of approximately $757,000 and $497,000 for the three months ended March 31, 2019 and 2018.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate:

	For the three months ended March 31, 2019 vs 2018 Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$22	$106	$128
Tax-exempt securities	(382)	345	(37)
Commercial loans	880	1,528	2,408
Residential mortgage loans	88	115	203
Consumer loans	(218)	347	129
Federal Home Loan Bank stock	—	(37)	(37)
Federal funds sold and other short-term investments	126	250	376
Total interest income	516	2,654	3,170
Interest expense
Interest bearing demand	$18	$242	$260
Savings and money market accounts	18	592	610
Time deposits	121	271	392
Other borrowed funds	(473)	430	(43)
Long-term debt	—	113	113
Total interest expense	(316)	1,648	1,332
Net interest income	$832	$1,006	$1,838

Provision for Loan Losses: The provision for loan losses for the three months ended March 31, 2019 was a negative $250,000 compared to a negative $100,000 for the same period in 2018.  The negative provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $266,000 in the three months ended March 31, 2019 and $175,000 in the same period in 2018.

Gross loan recoveries were $423,000 for the three months ended March 31, 2019 and $272,000 for the same period in 2018.  In the three months ended March 31, 2019, we had $157,000 in charge-offs, compared to $97,000 in the same period in 2018.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three periods ended March 31, 2019 was $4.3 million compared to $4.1 million for the same period in 2018.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Service charges and fees on deposit accounts	$1,050	$1,049
Net gains on mortgage loans	211	141
Trust fees	890	925
Gain as sales of securities	—	—
ATM and debit card fees	1,326	1,278
Bank owned life insurance (“BOLI”) income	236	238
Investment services fees	295	224
Other income	320	277
Total noninterest income	$4,328	$4,132

Index
Net gains on mortgage loans were up $70,000 in the three months ended March 31, 2019 compared to same period in 2018 as a result of a slight increase in the volume of loans originated for sale.  Mortgage loans originated for sale in the three months ended March 31, 2019 were $6.9 million, compared to $5.1 million in the same period in 2018.  Mortgage loans originated for portfolio in the three months ended March 31, 2019 were $6.2 million, compared to $16.1 million in the same period in 2018.  Investment services fees were up in the first three months of 2019 due to success in growing the number of investment services customer relationships we have and favorable investment market value changes. ATM and debit card fees were up in the three months ended March 31, 2019 due to higher volume of usage by our customers.

Noninterest Expense: Noninterest expense decreased to $11.2 million for the three month period ended March 31, 2019, from $11.4 million for the same period in 2018.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Salaries and benefits	$6,244	$6,194
Occupancy of premises	1,093	1,072
Furniture and equipment	844	805
Legal and professional	230	202
Marketing and promotion	228	229
Data processing	730	695
FDIC assessment	120	132
Interchange and other card expense	345	332
Bond and D&O insurance	104	110
Net (gains) losses on repossessed and foreclosed properties	(35)	406
Administration and disposition of problem assets	88	55
Outside services	452	390
Other noninterest expense	795	812
Total noninterest expense	$11,238	$11,434

Most categories of noninterest expense were relatively unchanged compared to the three months ended March 31, 2018 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $50,000 in the three months ended March 31, 2019 from same period in 2018. This increase is due to a higher level of costs associated with employee medical insurance, which was up $36,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Variable based compensation was down $11,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to lower mortgage production.

Occupancy expenses were up $21,000 in the three months ended March 31, 2019 compared to the same period in 2018 due to higher property taxes and maintenance costs incurred associated with certain branch facilities.

Our FDIC assessment costs decreased by $12,000 in the first quarter of 2019 compared to the same period in 2018 due primarily to positive changes in our assessment rates.   These costs have been trending down for the past few years and we believe the rate has stabilized and future expense fluctuations will likely be dependent on changes in our asset size.  In January 2019, the FDIC notified us that the Bank would receive an assessment credit of approximately $400,000 to offset future assessment as the FDIC Deposit Insurance Fund had exceeded its target ratio of 1.35% as of September 30, 2018. However, in March 2019, the FDIC provided an update that the Deposit Insurance Fund ratio was 1.36% at December 31, 2018, below the 1.38% threshold required for assessment credits to be applied.  As such, the Bank recognized FDIC assessment expense in the first quarter of 2019.  Future expense may be reduced by these assessment credits depending on the level of the Deposit Insurance Fund.

While costs associated with administration and disposition of problem assets have increased slightly in the first quarter of 2019 versus the same quarter of the prior year, they have decreased significantly over the past several years.  These expenses include legal costs and repossessed and foreclosed property administration expense. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs.  Net (gains) losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  The net of these two line items decreased from 2018 to 2019, primarily due to our realizing net gains on sales in the first three months of 2019 compared to net losses on sales in same period in 2018.

Index
These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Legal and professional – nonperforming assets	$43	$13
Repossessed and foreclosed property administration	45	42
Net (gains) losses on repossessed and foreclosed properties	(35)	406
Total	$53	$461

As the level of problem loans and assets has declined, the costs associated with these nonperforming assets have decreased significantly over the past several years.  Other real estate owned decreased from $5.2 million at March 31, 2018 to $3.3 million at March 31, 2019.

Net (gains) losses on repossessed assets and foreclosed properties for the three month period ended March 31, 2019 swung favorably by $441,000 compared to the same period in 2018.  The decrease was due to lower writedowns in valuation of other real estate properties and an improvement in net gains/losses in these periods. In the three month period ended March 31, 2019, valuation writedowns totaled $10,000 compared to valuation writedowns of $280,000 for the same period in 2018. In the three month period ended March 31, 2019, net realized gains totaled $45,000, compared to net realized losses of $126,000 for the same period in 2018.

Federal Income Tax Expense: We recorded $1.7 million in federal income tax expense for the three month period ended March 31, 2019 compared to $1.2 million in the same period in 2018.  Our effective tax rate for the three period ended March 31, 2019 was 18.31% compared to 17.55% for the same period in 2018.

FINANCIAL CONDITION

Total assets were $1.93 billion at March 31, 2019, a decrease of $49.2 million from $1.98 billion at December 31, 2018. This change reflected decreases of $27.3 million in cash and cash equivalents, $21.1 million in our loan portfolio, $2.3 million in securities available for sale and $119,000 in other real estate owned, offset by increases of $1.3 million in other assets and $97,000 in loans held for sale.  Total deposits decreased by $58.9 million at March 31, 2019 compared to December 31, 2018.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $144.0 million at March 31, 2019 compared to $171.3 million at December 31, 2018.  The decrease in these balances related primarily to the decrease in total deposits.

Securities: Debt securities available for sale were $224.6 million at March 31, 2019 compared to $227.0 million at December 31, 2018. The balance at March 31, 2019 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $70.3 million at December 31, 2018 and $70.3 million at March 31, 2019.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $21.1 million in the first three months of 2019 and were $1.38 billion at March 31, 2019 compared to $1.41 billion at December 31, 2018. During the first three months of 2019, our commercial portfolio decreased by $15.4 million, while our consumer portfolio decreased by $4.8 million and our residential mortgage portfolio decreased by $1.0 million.

Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first three months of 2019 decreased $9.9 million compared to the same period in 2018, from $16.1 million in the first three months of 2018 to $6.2 million in the same period in 2019.

The volume of residential mortgage loans originated for sale in the first three months of 2019 increased $1.8 million compared to the same period in 2018. Residential mortgage loans originated for sale were $6.9 million in the first three months of 2019 compared to $5.1 million in the first three months of 2018.

Index
The following table shows our loan origination activity for loans to be held in portfolio during the first three months of 2019 and 2018, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$849	1.1%	$283	$3,977	3.9%	$994
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	1,952	2.5	651	1,030	1.0	206
Commercial development	—	—	—	250	0.2	250
Residential improved	9,913	12.7	310	15,237	14.9	381
Commercial improved	17,986	23.0	1,285	3,252	3.2	296
Manufacturing and industrial	7,949	10.1	1,590	5,785	5.7	578
Total commercial real estate	38,649	49.4	678	29,531	28.9	416
Commercial and industrial	24,446	31.3	461	46,639	45.8	549
Total commercial	63,095	80.7	574	76,170	74.7	488
Consumer
Residential mortgage	6,235	8.0	231	16,150	15.9	224
Unsecured	—	—	—	—	—	—
Home equity	8,399	10.7	122	8,902	8.7	93
Other secured	501	0.6	23	694	0.7	22
Total consumer	15,135	19.3	128	25,746	25.3	129
Total loans	$78,230	100.0%	343	$101,916	100.0%	286

The following table shows a breakout of our commercial loan activity during the first three months of 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Commercial loans originated	$63,095	$76,170
Repayments of commercial loans	(59,123)	(75,520)
Change in undistributed - available credit	(19,337)	(835)
Net decrease in total commercial loans	$(15,365)	$(185)

Overall, the commercial loan portfolio decreased $15.4 million in the first three months of 2019.  Our commercial and industrial portfolio decreased by $19.4 million while our commercial real estate loans increased by $4.1 million.  Our production of commercial loans decreased by $13.1 million from $76.2 million in the first three months of 2018 to $63.1 million in the same period of 2019.  Our commercial and industrial portfolio is subject to seasonal fluctuations and we typically experience large paydowns on agricultural credits in the first part of each year. We also had two large relationships pay off during the first quarter of 2019, one of which amounted to $8.5 million resulting from the sale of the business.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 77.0% of the total loan portfolio at both March 31, 2019 and December 31, 2018. Residential mortgage and consumer loans comprised approximately 23.0% of total loans at both March 31, 2019 and December 31, 2018.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2019		December 31, 2018
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$14,723	1.1%	$14,825	1.1%
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	45,423	3.3	44,169	3.1
Commercial development	701	—	712	0.1
Residential improved	100,801	7.3	98,500	7.0
Commercial improved	291,612	21.1	295,618	21.0
Manufacturing and industrial	119,540	8.6	114,887	8.2
Total commercial real estate	572,800	41.4	568,711	40.5
Commercial and industrial	493,891	35.6	513,345	36.5
Total commercial	1,066,691	77.0	1,082,056	77.0
Consumer
Residential mortgage	237,207	17.1	238,174	16.9
Unsecured	367	0.1	130	—
Home equity	73,631	5.3	78,503	5.6
Other secured	6,671	0.5	6,795	0.5
Total consumer	317,876	23.0	323,602	23.0
Total loans	$1,384,567	100.0%	$1,405,658	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 41.4% and 40.5% of the total loan portfolio at March 31, 2019 and December 31, 2018, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 17.1% of portfolio loans at March 31, 2019 and 16.9% at December 31, 2018.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The volume of residential mortgage loans originated for sale during the first three months of 2019 increased from the first three months of 2018 as a result of interest rate conditions.  We are also experiencing a shift in production to financing new home purchases versus refinancings.  Volume has been negatively impacted by a shortage in the number of available residential properties for sale in our market areas.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $4.8 million to $80.7 million at March 31, 2019 from $85.4 million at December 31, 2018, due primarily to a decrease in home equity loans.  Consumer loans comprised 5.9% of our portfolio loans at March 31, 2019 and 6.1% at December 31, 2018.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2019, nonperforming assets totaled $3.7 million compared to $4.7 million at December 31, 2018. There were no additions to other real estate owned in the first three months of 2019 compared to $293,000 of additions in the first three months of 2018.  At March 31, 2019, there was just one loan in redemption, so we expect there to be few additions to other real estate owned in 2019.  Proceeds from sales of foreclosed properties were $154,000 in the first three months of 2019, resulting in net realized gain on sales of $45,000.  Proceeds from sales of foreclosed properties were $431,000 in the first three months of 2018 resulting in net realized loss on sales of $126,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2019, nonperforming loans were negligible and totaled $409,000, or 0.03% of total portfolio loans, compared to $1.3 million, or 0.09% of total portfolio loans, at December 31, 2018.

Index
Nonperforming loans at March 31, 2019 consisted of $213,000 of commercial real estate loans and $196,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $3.3 million at March 31, 2019 and $3.4 million at December 31, 2018. The entire balance at March 31, 2019 was comprised of nine commercial real estate properties. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At March 31, 2019, our foreclosed asset portfolio had a weighted average age held in portfolio of 7.3 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2019 and December 31, 2018 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	March 31, 2019			December 31, 2018
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$—	—%	—%	$—	—%	—%
Residential Lot	—	—	—	38	57.6	70.1
Multi-Family	—	—	—	—	—	—
Vacant Land	343	41.9	47.9	352	40.5	46.6
Residential Development	701	41.1	84.3	815	38.6	82.3
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,217	—	—	2,175	—	—
	$3,261	18.4	55.7	$3,380	19.2	55.4

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2019	December 31, 2018
Nonaccrual loans	$408	$1,303
Loans 90 days or more delinquent and still accruing	1	1
Total nonperforming loans (NPLs)	409	1,304
Foreclosed assets	3,261	3,380
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$3,670	$4,684
NPLs to total loans	0.03%	0.09%
NPAs to total assets	0.19%	0.24%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019			December 31, 2018
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$9,616	$6,073	$15,689	$9,682	$6,347	$16,029
Nonperforming TDRs (1)	212	—	212	124	-	124
Total TDRs	$9,828	$6,073	$15,901	$9,806	$6,347	$16,153

(1)	Included in nonperforming asset table above

We had a total of $15.9 million and $16.2 million of loans whose terms have been modified in TDRs as of March 31, 2019 and December 31, 2018, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $252,000 from December 31, 2018 to March 31, 2019 due to payoffs and paydowns on existing TDRs. No  new TDRs were added during the quarter.  There were 111 loans identified as TDRs at March 31, 2019 compared to 123 loans at December 31, 2018.

Index
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

Allowance for loan losses: The allowance for loan losses at March 31, 2019 was $16.9 million, an increase of $16,000 from December 31, 2018.  The allowance for loan losses represented 1.22% of total portfolio loans at March 31, 2019 and 1.20% at December 31, 2018.  The allowance for loan losses to nonperforming loan coverage ratio increased from 1294% at December 31, 2018 to 4130% at March 31, 2019.

The table below shows the changes in certain credit metrics over the past five quarters:

(Dollars in millions)	Quarter Ended March 31, 2019	Quarter Ended December 31, 2018	Quarter Ended September 30, 2018	Quarter Ended June 30, 2018	Quarter Ended March 31, 2018
Commercial loans	$1,066.7	$1,082.1	$1,020.6	$1,005.5	$1,007.0
Nonperforming loans	0.4	1.3	0.1	0.1	0.3
Other real estate owned and repo assets	3.3	3.4	3.5	3.9	5.2
Total nonperforming assets	3.7	4.7	3.6	4.0	5.5
Net charge-offs (recoveries)	(0.3)	0.2	(0.1)	(0.3)	(0.2)
Total delinquencies	0.7	0.9	0.5	0.5	1.6

We have had net loan recoveries in sixteen of the past seventeen quarters.  Our total delinquencies have continued to be negligible and were $674,000 at March 31, 2019 and $877,000 at December 31, 2018.  Our delinquency percentage at March 31, 2019 was just 0.05%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $16,000 in the first three months of 2019.  We recorded a negative provision for loan losses of $250,000 for the three months ended March 31, 2019 compared to a negative $100,000 for the same period of 2018.  Net loan recoveries were $266,000 for the three months ended March 31, 2019, compared to net recoveries of $175,000 for the same period in 2018. The ratio of net recoveries to average loans was -0.08% on an annualized basis for the first three months of 2019, compared to -0.05% for the first three months of 2018.

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

Overall, impaired loans declined by $1.3 million to $15.9 million at March 31, 2019 compared to $17.2 million at December 31, 2018.  The specific allowance for impaired loans decreased $171,000 to $927,000 at March 31, 2019, compared to $1.1 million at December 31, 2018.  The specific allowance for impaired loans represented 5.8% of total impaired loans at March 31, 2019 and 6.4% at December 31, 2018.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $13.0 million at March 31, 2019 and $12.8 million at December 31, 2018.  The qualitative component of our allowance allocated to commercial loans was $11.7 million at March 31, 2019, down from $12.0 million at December 31, 2018.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $3.0 million at March 31, 2019 and $3.0 million at December 31, 2018.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:   Premises and equipment totaled $44.8 million at March 31, 2019, down $57,000 from $44.9 million at December 31, 2018.

Deposits and Other Borrowings: Total deposits decreased $58.9 million to $1.62 billion at March 31, 2019, as compared to $1.68 billion at December 31, 2018.  Non-interest checking account balances decreased $18.9 million during the three months of 2019.  Interest bearing demand account balances decreased $49.7 million and savings and money market account balances decreased $4.6 million in the first three months of 2019 as municipal and business customers deployed their seasonal increase of year-end deposits.  Certificates of deposits increased by $14.3 million in the first three months of 2019.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 29% of total deposits at March 31, 2019 and 29% of total deposits at December 31, 2018.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 62% of total deposits at March 31, 2019 and 64% at December 31, 2018. Time accounts as a percentage of total deposits were 9% at March 31, 2019 and 7% December 31, 2018.

At both March 31, 2019 and December 31, 2018, borrowed funds totaled $101.2 million at March 31, 2019, including $60.0 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds were unchanged in the first three months of 2019 primarily due to the scheduled maturity of a $10.0 million FHLB advance in February 2019 being replaced with the addition of a $10.0 million FHLB advance in February 2019.

CAPITAL RESOURCES

Total shareholders' equity of $198.0 million at March 31, 2019 increased $7.1 million from $190.9 million at December 31, 2018. The increase was primarily a result of net income of $7.6 million earned in the first three months of 2018 and an increase of $1.8 million in accumulated other comprehensive income, partially offset by a payment of $2.4 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at March 31, 2019.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulted in a minimum CET1 ratio of 7.0%. Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5%), effectively resulted in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer), and required a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures. The capital ratios for the Company and the Bank under Basel III have continued to exceed the well capitalized minimum capital requirements.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	March 31, 2019	Dec 31, 2018	Sept 30, 2018	June 30, 2018	March 31, 2018
Total capital to risk weighted assets	16.1%	15.5%	15.8%	15.5%	15.4%
Common Equity Tier 1 to risk weighted assets	12.6	12.0	12.1	11.8	11.7
Tier 1 capital to risk weighted assets	15.1	14.5	14.7	14.4	14.3
Tier 1 capital to average assets	12.2	12.1	11.9	11.9	11.8

Index
Approximately $40.0 million of trust preferred securities outstanding at March 31, 2019 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2019, the Bank held $115.8 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $359.4 million as of March 31, 2019.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2019 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$41,238
Time deposit maturities	87,755	50,710	1,736	—
Other borrowed funds	—	10,000	20,000	30,000
Operating lease obligations	339	289	89	—
Total	$88,094	$60,999	$21,825	$71,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2019, we had a total of $472.0 million in unused lines of credit, $100.6 million in unfunded loan commitments and $16.3 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2018, the Bank paid dividends to the Company totaling $11.1 million.  In the same period, the Company paid dividends to its shareholders totaling $8.5 million.  On February 26, 2019, the Bank paid a dividend totaling $2.9 million to the Company in anticipation of the common share cash dividend of $0.07 per share paid on February 27, 2019 to shareholders of record on February 12, 2019.  The cash distributed for this cash dividend payment totaled $2.4 million.  The Company retained the remaining balance in each period for general corporate purposes.  At March 31, 2019, the Bank had a retained earnings balance of $70.1 million.

During 2018, the Company received payments from the Bank totaling $5.8 million, representing the Bank’s intercompany tax liability for the 2018 tax year, in accordance with the Company’s tax allocation agreement.  In the same period, the Company made tax payments totaling $5.3 million.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

Index
The Company’s cash balance at March 31, 2019 was $6.5 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first three months of 2019.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2019, we had gross deferred tax assets of $4.4 million, gross deferred tax liabilities of $1.6 million resulting in a net deferred tax asset of $2.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  At December 31, 2018, a valuation allowance of $92,000 was established against a capital loss carryforward created by the liquidation of the assets of a partnership interest the Bank acquired through a loan settlement thereby reducing net deferred tax assets.  This valuation allowance was maintained at March 31, 2019, resulting in a net deferred tax asset balance of $2.7 million.  With the positive results in 2018 and the first quarter of 2019, we concluded at March 31, 2019 that no other valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

Index
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2019 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$303,552	(3.21)%	$67,095	3.48%
Interest rates up 100 basis points	308,776	(1.37)	65,935	1.69
No change	312,650	—	64,840	—
Interest rates down 100 basis points	301,317	(4.00)	63,597	(1.92)
Interest rates down 200 basis points	286,592	(9.20)	61,272	(5.50)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2019, the end of the period covered by this report.

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

None

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

Dated: April 25, 2019