Form 10-Q
period 2019-06-30
MACATAWA BANK CORP
filed 2019-07-25
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (616) 820-1444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	MCBC	NASDAQ

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,064,831 shares of the Company’s Common Stock (no par value) were outstanding as of July 25, 2019.

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

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Index
INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	49

	Item 4.
	Controls and Procedures	50

Part II.	Other Information:

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	51

	Item 6.
	Exhibits	51

Signatures		52

Index
Part I	Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2019 (unaudited) and December 31, 2018
(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$30,943	$40,526
Federal funds sold and other short-term investments	199,940	130,758
Cash and cash equivalents	230,883	171,284
Debt securities available for sale, at fair value	222,825	226,986
Debt securities held to maturity (fair value 2019 - $81,900 and 2018 - $71,505)	79,054	70,334
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	1,016	415
Total loans	1,343,512	1,405,658
Allowance for loan losses	(16,886)	(16,876)
Net loans	1,326,626	1,388,782
Premises and equipment – net	44,424	44,862
Accrued interest receivable	5,487	5,279
Bank-owned life insurance	41,695	41,185
Other real estate owned - net	3,067	3,380
Net deferred tax asset	2,107	3,380
Other assets	9,663	7,679
Total assets	$1,978,405	$1,975,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$476,700	$485,530
Interest-bearing	1,184,406	1,191,209
Total deposits	1,661,106	1,676,739
Other borrowed funds	60,000	60,000
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	10,542	6,294
Total liabilities	1,772,886	1,784,271
Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,064,831 and 34,045,411 shares issued and outstanding at June 30, 2019 and December 31, 2018	217,942	217,783
Retained deficit	(13,764)	(24,652)
Accumulated other comprehensive income (loss)	1,341	(2,278)
Total shareholders’ equity	205,519	190,853
Total liabilities and shareholders’ equity	$1,978,405	$1,975,124

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and six month periods ended June 30, 2019 and 2018
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Interest income
Loans, including fees	$16,125	$14,406	$32,576	$28,116
Securities
Taxable	988	917	1,984	1,785
Tax-exempt	865	905	1,704	1,780
FHLB Stock	157	121	317	318
Federal funds sold and other short-term investments	1,104	487	1,848	856
Total interest income	19,239	16,836	38,429	32,855
Interest expense
Deposits	2,365	1,319	4,622	2,312
Other borrowings	345	322	672	692
Long-term debt	574	542	1,159	1,015
Total interest expense	3,284	2,183	6,453	4,019
Net interest income	15,955	14,653	31,976	28,836
Provision for loan losses	(200)	(300)	(450)	(400)
Net interest income after provision for loan losses	16,155	14,953	32,426	29,236
Noninterest income
Service charges and fees	1,078	1,060	2,128	2,110
Net gains on mortgage loans	614	222	825	363
Trust fees	1,003	945	1,893	1,870
ATM and debit card fees	1,481	1,414	2,808	2,692
Gain on sales of securities	—	—	—	—
Bank owned life insurance (“BOLI”) income	249	237	485	475
Other	673	590	1,287	1,089
Total noninterest income	5,098	4,468	9,426	8,599
Noninterest expense
Salaries and benefits	6,379	6,389	12,623	12,583
Occupancy of premises	996	973	2,089	2,045
Furniture and equipment	866	773	1,710	1,578
Legal and professional	211	215	441	417
Marketing and promotion	233	229	461	457
Data processing	761	797	1,491	1,493
FDIC assessment	119	132	239	264
Interchange and other card expense	365	359	711	691
Bond and D&O Insurance	103	110	206	219
Net (gains) losses on repossessed and foreclosed properties	(34)	17	(69)	423
Administration and disposition of problem assets	49	66	137	121
Other	1,286	1,199	2,534	2,402
Total noninterest expenses	11,334	11,259	22,573	22,693
Income before income tax	9,919	8,162	19,279	15,142
Income tax expense	1,916	1,434	3,630	2,659
Net income	$8,003	$6,728	$15,649	$12,483
Basic earnings per common share	$0.24	$0.20	$0.46	$0.37
Diluted earnings per common share	$0.24	$0.20	$0.46	$0.37
Cash dividends per common share	$0.07	$0.06	$0.14	$0.12

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and six month periods ended June 30, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net income	$8,003	$6,728	$15,649	$12,483
Other comprehensive income:
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	2,320	(571)	4,581	(2,869)
Tax effect	(487)	120	(962)	602
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	1,833	(451)	3,619	(2,267)
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassification for gains included in net income, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	1,833	(451)	3,619	(2,267)
Comprehensive income	$9,836	$6,277	$19,268	$10,216

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three and six month periods ended June 30, 2019 and 2018
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2018	$217,573	$(38,836)	$(3,361)	$175,376
Net income for the three months ended June 30, 2018	—	6,728	—	6,728
Cash dividends at $.06 per share	—	(2,041)	—	(2,041)
Net change in unrealized loss on debt securities available for sale, net of tax	—	—	(451)	(451)
Stock compensation expense	102	—	—	102
Balance, June 30, 2018	$217,675	$(34,149)	$(3,812)	$179,714

Balance, April 1, 2019	$217,842	$(19,384)	$(492)	$197,966
Net income for the three months ended June 30, 2019	—	8,003	—	8,003
Cash dividends at $.07 per share	—	(2,383)	—	(2,383)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	1,833	1,833
Stock compensation expense	105	—	—	105
Balance, June 30, 2019	$217,942	$(13,764)	$1,341	$205,519

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2018, as reported	$217,081	$(42,804)	$(1,291)	$172,986
Cumulative effect adjustment upon adoption of ASU 2018-02	—	278	(278)	—
Balance, January 1, 2018, adjusted	$217,081	$(42,526)	$(1,569)	$172,986
Reclassification for equity securities upon adoption of ASU 2016-01	—	(24)	24	—
Net income for the six months ended June 30, 2018	—	12,483	—	12,483
Cash dividends at $.12 per share	—	(4,082)	—	(4,082)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Issuance of 45,000 shares for stock option exercise	386	—	—	386
Net change in unrealized loss on debt securities available for sale, net of tax	—	—	(2,267)	(2,267)
Stock compensation expense	213	—	—	213
Balance, June 30, 2018	$217,675	$(34,149)	$(3,812)	$179,714

Balance, January 1, 2019	$217,783	$(24,652)	$(2,278)	$190,853
Net income for the six months ended June 30, 2019	—	15,649	—	15,649
Cash dividends at $.14 per share	—	(4,761)	—	(4,761)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	3,619	3,619
Stock compensation expense	164	—	—	164
Balance, June 30, 2019	$217,942	$(13,764)	$1,341	$205,519

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six month periods ended June 30, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Cash flows from operating activities
Net income	$15,649	$12,483
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,328	1,257
Stock compensation expense	164	213
Provision for loan losses	(450)	(400)
Origination of loans for sale	(28,815)	(13,531)
Proceeds from sales of loans originated for sale	29,039	15,041
Net gains on mortgage loans	(825)	(363)
Write-down of other real estate	10	291
Net (gain) loss on sales of other real estate	(79)	132
Deferred income tax expense	311	427
Change in accrued interest receivable and other assets	(2,217)	(1,799)
Earnings in bank-owned life insurance	(485)	(475)
Change in accrued expenses and other liabilities	2,501	581
Net cash from operating activities	16,131	13,857
Cash flows from investing activities
Loan originations and payments, net	62,606	(7,175)
Purchases of securities available for sale	(14,869)	(19,096)
Purchases of securities held to maturity	(12,497)	(5,515)
Proceeds from:
Maturities and calls of securities	25,142	24,465
Principal paydowns on securities	3,944	4,018
Sales of other real estate	382	1,765
Additions to premises and equipment	(841)	(564)
Net cash from investing activities	63,867	(2,102)
Cash flows from financing activities
Change in deposits	(15,633)	1,451
Repayments and maturities of other borrowed funds	(10,000)	(31,451)
Proceeds from other borrowed funds	10,000	5,000
Proceeds from exercise of stock options	—	386
Repurchase of shares for taxes withheld on vested restricted stock	(5)	(5)
Cash dividends paid	(4,761)	(4,082)
Net cash from financing activities	(20,399)	(28,701)
Net change in cash and cash equivalents	59,599	(16,946)
Cash and cash equivalents at beginning of period	171,284	161,467
Cash and cash equivalents at end of period	$230,883	$144,521

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six month periods ended June 30, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Supplemental cash flow information
Interest paid	$6,047	$3,920
Income taxes paid	825	1,100
Supplemental noncash disclosures:
Transfers from loans to other real estate	—	293
Security settlement	1,747	—
Reclassification for equity securities upon adoption of ASU 2016-01	—	1,470

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Macatawa Bank Corporation (“the Company”, “our”, “we”) and its wholly-owned subsidiary, Macatawa Bank (“the Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At June 30, 2019, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has five freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At June 30, 2019 and December 31, 2018, the total notional amount of such agreements was $59.4 million and $66.0 million, respectively, and resulted in a derivative asset with a fair value of $1,745,000 and $700,000, respectively, which were included in other assets and a derivative liability of $1,745,000 and $700,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  As the Company owns most of its branch locations, this ASU applies primarily to operating leases and the impact of adoption of this ASU by the Company had a nominal income impact and resulted in a right-of-use asset of $800,000 and a corresponding lease obligation liability of $800,000 being established as of January 1, 2019.  The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities in the June 30, 2019 consolidated balance sheet.

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

Newly Issued Not Yet Effective Standards:  FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation in the first quarter of 2019 and will continue throughout 2019.  In the second quarter of 2019, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates running parallel computations in the latter part of 2019 and continues to evaluate the impact of adoption of the new standard.  On July 17, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Available for Sale
U.S. Treasury and federal agency securities	$92,516	$56	$(269)	$92,303
U.S. Agency MBS and CMOs	34,404	542	(17)	34,929
Tax-exempt state and municipal bonds	45,848	1,069	(9)	46,908
Taxable state and municipal bonds	43,231	351	(61)	43,521
Corporate bonds and other debt securities	5,128	47	(11)	5,164
	$221,127	$2,065	$(367)	$222,825
Held to Maturity
Tax-exempt state and municipal bonds	$79,054	$2,877	$(31)	$81,900

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Available for Sale
U.S. Treasury and federal agency securities	$97,102	$6	$(1,710)	$95,398
U.S. Agency MBS and CMOs	33,287	97	(494)	32,890
Tax-exempt state and municipal bonds	45,212	246	(331)	45,127
Taxable state and municipal bonds	46,565	59	(690)	45,934
Corporate bonds and other debt securities	7,703	2	(68)	7,637
	$229,869	$410	$(3,293)	$226,986
Held to Maturity
Tax-exempt state and municipal bonds	$70,334	$1,488	$(317)	$71,505

There were no sales of securities in the three and six month periods ended June 30, 2019 and 2018.

Contractual maturities of debt securities at June 30, 2019 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,122	$16,164	$26,113	$26,085
Due from one to five years	30,532	31,309	120,665	121,061
Due from five to ten years	12,760	13,407	40,636	41,464
Due after ten years	19,640	21,020	33,713	34,215
	$79,054	$81,900	$221,127	$222,825

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$5,990	$(9)	$52,205	$(260)	$58,195	$(269)
U.S. Agency MBS and CMOs	19	—	3,066	(17)	3,085	(17)
Tax-exempt state and municipal bonds	759	(2)	2,015	(7)	2,774	(9)
Taxable state and municipal bonds	—	—	17,162	(61)	17,162	(61)
Corporate bonds and other debt securities	—	—	1,606	(11)	1,606	(11)
Total	$6,768	$(11)	$76,054	$(356)	$82,822	$(367)

Held to Maturity
Tax-exempt state and municipal bonds	$3,169	$(31)	$—	$—	$3,169	$(31)

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$1,974	$(26)	$82,895	$(1,622)	$84,869	$(1,648)
U.S. Agency MBS and CMOs	1,728	(13)	18,712	(481)	20,440	(494)
Tax-exempt state and municipal bonds	8,987	(69)	10,785	(262)	19,772	(331)
Taxable state and municipal bonds	4,035	(19)	37,021	(671)	41,056	(690)
Corporate bonds and other debt securities	2,698	(12)	8,170	(118)	10,868	(130)
Total temporarily impaired	$19,422	$(139)	$157,583	$(3,154)	$177,005	$(3,293)

Held to Maturity
Tax-exempt state and municipal bonds	$8,533	$(76)	$4,683	$(241)	$13,216	$(317)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At June 30, 2019, 98 securities available for sale with fair values totaling $83.0 million had unrealized losses totaling $367,000.  At June 30, 2019, 4 securities held to maturity with fair values totaling $3.2 million had unrealized losses totaling $31,000.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any if its investment securities before a recovery of cost.  Management determined that the unrealized losses for the three and six month periods ended June 30, 2019 and 2018 were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2019 and December 31, 2018.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Commercial and industrial	$466,590	$513,345
Commercial real estate:
Residential developed	14,582	14,825
Unsecured to residential developers	—	—
Vacant and unimproved	37,455	44,169
Commercial development	689	712
Residential improved	98,608	98,500
Commercial improved	292,381	295,618
Manufacturing and industrial	120,228	114,887
Total commercial real estate	563,943	568,711
Consumer
Residential mortgage	233,271	238,174
Unsecured	338	130
Home equity	72,676	78,503
Other secured	6,694	6,795
Total consumer	312,979	323,602
Total loans	1,343,512	1,405,658
Allowance for loan losses	(16,886)	(16,876)
	$1,326,626	$1,388,782

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,989	$6,447	$3,426	$30	$16,892
Charge-offs	—	—	(41)	—	(41)
Recoveries	141	67	27	—	235
Provision for loan losses	101	(205)	(116)	20	(200)
Ending Balance	$7,231	$6,309	$3,296	$50	$16,886

Three months ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,506	$6,532	$3,603	$34	$16,675
Charge-offs	—	—	(30)	—	(30)
Recoveries	55	257	38	—	350
Provision for loan losses	(412)	87	40	(15)	(300)
Ending Balance	$6,149	$6,876	$3,651	$19	$16,695

Six months ended June 30, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,856	$6,544	$3,449	$27	$16,876
Charge-offs	—	(132)	(66)	—	(198)
Recoveries	277	291	90	—	658
Provision for loan losses	98	(394)	(177)	23	(450)
Ending Balance	$7,231	$6,309	$3,296	$50	$16,886

Six months ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,478	$6,590	$3,494	$38	$16,600
Charge-offs	(66)	—	(60)	—	(126)
Recoveries	89	460	72	—	621
Provision for loan losses	(352)	(174)	145	(19)	(400)
Ending Balance	$6,149	$6,876	$3,651	$19	$16,695

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$779	$34	$417	$—	$1,230
Collectively evaluated for impairment	6,452	6,275	2,879	50	15,656
Total ending allowance balance	$7,231	$6,309	$3,296	$50	$16,886
Loans:
Individually reviewed for impairment	$2,910	$3,303	$5,466	$—	$11,679
Collectively evaluated for impairment	463,680	560,640	307,513	—	1,331,833
Total ending loans balance	$466,590	$563,943	$312,979	$—	$1,343,512

December 31, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$449	$181	$468	$—	$1,098
Collectively evaluated for impairment	6,407	6,363	2,981	27	15,778
Total ending allowance balance	$6,856	$6,544	$3,449	$27	$16,876
Loans:
Individually reviewed for impairment	$7,375	$3,499	$6,347	$—	$17,221
Collectively evaluated for impairment	505,970	565,212	317,255	—	1,388,437
Total ending loans balance	$513,345	$568,711	$323,602	$—	$1,405,658

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2019 (dollars in thousands):

June 30, 2019	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$1,180	$1,180	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	124	124	—
Commercial development	—	—	—
Residential improved	491	491	—
Commercial improved	1,501	1,501	—
Manufacturing and industrial	—	—	—
	2,116	2,116	—
Consumer:
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
	—	—	—
Total with no related allowance recorded	$3,296	$3,296	$—
With an allowance recorded:
Commercial and industrial	$1,730	$1,730	$779
Commercial real estate:
Residential developed	170	170	3
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	60	60	5
Commercial improved	589	589	16
Manufacturing and industrial	368	368	10
	1,187	1,187	34
Consumer:
Residential mortgage	4,443	4,443	328
Unsecured	—	—	—
Home equity	1,023	1,023	89
Other secured	—	—	—
	5,466	5,466	417
Total with an allowance recorded	$8,383	$8,383	$1,230
Total	$11,679	$11,679	$1,230

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Average of impaired loans during the period:
Commercial and industrial	$5,039	$3,959	$5,833	$5,872
Commercial real estate:
Residential developed	170	176	171	177
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	131	254	135	211
Commercial development	—	—	—	63
Residential improved	417	1,175	374	1,315
Commercial improved	2,138	3,327	2,239	3,529
Manufacturing and industrial	371	399	374	326
Consumer	5,880	7,487	6,034	7,777
Interest income recognized during impairment:
Commercial and industrial	230	215	518	517
Commercial real estate	52	61	96	135
Consumer	65	70	140	155
Cash-basis interest income recognized
Commercial and industrial	265	230	547	524
Commercial real estate	52	50	101	129
Consumer	63	65	139	152

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2019 and December 31, 2018:

June 30, 2019	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	102	—
Commercial improved	—	—
Manufacturing and industrial	—	—
	102	—
Consumer:
Residential mortgage	109	82
Unsecured	—	—
Home equity	—	—
Other secured	—	—
	109	82
Total	$211	$82

December 31, 2018	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$874	$—
Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	15	—
Commercial improved	303	—
Manufacturing and industrial	—	—
	318	—
Consumer:
Residential mortgage	111	—
Unsecured	—	—
Home equity	—	1
Other secured	—	—
	111	1
Total	$1,303	$1

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loans (dollars in thousands):

June 30, 2019	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$466,590	$466,590
Commercial real estate:
Residential developed	—	—	—	14,582	14,582
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	37,455	37,455
Commercial development	—	—	—	689	689
Residential improved	—	102	102	98,506	98,608
Commercial improved	—	—	—	292,381	292,381
Manufacturing and industrial	—	—	—	120,228	120,228
	—	102	102	563,841	563,943
Consumer:
Residential mortgage	—	190	190	233,081	233,271
Unsecured	6	—	6	332	338
Home equity	62	—	62	72,614	72,676
Other secured	—	—	—	6,694	6,694
	68	190	258	312,721	312,979
Total	$68	$292	$360	$1,343,152	$1,343,512

December 31, 2018	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$513,345	$513,345
Commercial real estate:
Residential developed	—	—	—	14,825	14,825
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	57	—	57	44,112	44,169
Commercial development	—	—	—	712	712
Residential improved	86	16	102	98,398	98,500
Commercial improved	100	303	403	295,215	295,618
Manufacturing and industrial	—	—	—	114,887	114,887
	243	319	562	568,149	568,711
Consumer:
Residential mortgage	—	110	110	238,064	238,174
Unsecured	7	—	7	123	130
Home equity	67	1	68	78,435	78,503
Other secured	130	—	130	6,665	6,795
	204	111	315	323,287	323,602
Total	$447	$430	$877	$1,404,781	$1,405,658

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,230,000 and $1,098,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2019 and December 31, 2018, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	9	$2,910	18	$6,502
Commercial real estate	17	3,146	22	3,305
Consumer	73	5,466	83	6,346
	99	$11,522	123	$16,153

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of June 30, 2019 and December 31, 2018.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	June 30, 2019	December 31, 2018
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	8,947	10,336
Accruing TDR - upgraded to accruing after six consecutive payments	2,473	5,693
	$11,420	$16,029

The following tables present information regarding troubled debt restructurings executed during the three and six month periods ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer	1	24	—	2	24	—
	1	$24	$—	2	$24	$—

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	3	492	—
Consumer	1	24	—	4	92	—
	1	$24	$—	7	$584	$—

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

Payment defaults on TDRs have been minimal and during the three and six month periods ended June 30, 2019 and 2018, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of June 30, 2019 and December 31, 2018, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

June 30, 2019	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$16,225	$143,986	$276,700	$12,149	$2,530	$—	$—	$466,590
Commercial real estate:
Residential developed	—	—	—	14,164	418	—	—	—	14,582
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	5,382	7,072	24,894	107	—	—	—	37,455
Commercial development	—	—	83	606	—	—	—	—	689
Residential improved	—	—	15,424	82,511	233	338	102	—	98,608
Commercial improved	—	5,515	63,888	217,824	4,795	359	—	—	292,381
Manufacturing & industrial	—	3,256	29,105	83,303	4,564	—	—	—	120,228
	$15,000	$30,378	$259,558	$700,002	$22,266	$3,227	$102	$—	$1,030,533

December 31, 2018	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$15,708	$164,901	$299,622	$11,186	$6,054	$874	$—	$513,345
Commercial real estate:
Residential developed	—	—	—	14,220	605	—	—	—	14,825
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	7,635	3,543	30,688	2,303	—	—	—	44,169
Commercial development	—	—	86	626	—	—	—	—	712
Residential improved	—	—	19,645	78,337	311	192	15	—	98,500
Commercial improved	—	5,292	62,756	222,152	4,751	364	303	—	295,618
Manufacturing & industrial	—	3,372	24,799	81,261	5,455	—	—	—	114,887
	$15,000	$32,007	$275,730	$726,906	$24,611	$6,610	$1,192	$—	$1,082,056

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2019	December 31, 2018
Not classified as impaired	$—	$—
Classified as impaired	3,329	7,802
Total commercial loans classified substandard or worse	$3,329	$7,802

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2019	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$233,080	$338	$72,676	$6,694
Nonperforming	191	—	—	—
Total	$233,271	$338	$72,676	$6,694

December 31, 2018	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$238,064	$130	$78,502	$6,795
Nonperforming	110	—	1	—
Total	$238,174	$130	$78,503	$6,795

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018	Six Months Ended June 30, 2018
Beginning balance	$4,183	$9,140	$9,140
Additions, transfers from loans	—	293	293
Proceeds from sales of other real estate owned	(382)	(2,212)	(1,765)
Valuation allowance reversal upon sale	(171)	(2,893)	(2,508)
Gain / (loss) on sales of other real estate owned	79	(145)	(132)
	3,709	4,183	5,028
Less: valuation allowance	(642)	(803)	(1,156)
Ending balance	$3,067	$3,380	$3,872

Activity in the valuation allowance was as follows (dollars in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Beginning balance	$803	$3,373
Additions charged to expense	10	291
Reversals upon sale	(171)	(2,508)
Ending balance	$642	$1,156

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

Index

MACATAWA BANK CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
U.S. Treasury and federal agency securities	$92,303	$—	$92,303	$—
U.S. Agency MBS and CMOs	34,929	—	34,929	—
Tax-exempt state and municipal bonds	46,908	—	46,908	—
Taxable state and municipal bonds	43,521	—	43,521	—
Corporate bonds and other debt securities	5,164	—	5,164	—
Other equity securities	1,477	—	1,477	—
Loans held for sale	1,016	—	1,016	—
Interest rate swaps	1,745	—	—	1,745
Interest rate swaps	(1,745)	—	—	(1,745)

December 31, 2018
U.S. Treasury and federal agency securities	$95,398	$—	$95,398	$—
U.S. Agency MBS and CMOs	32,890	—	32,890	—
Tax-exempt state and municipal bonds	45,127	—	45,127	—
Taxable state and municipal bonds	45,934	—	45,934	—
Corporate bonds and other debt securities	7,637	—	7,637	—
Other equity securities	1,438	—	1,438	—
Loans held for sale	415	—	415	—
Interest rate swaps	700	—	—	700
Interest rate swaps	(700)	—	—	(700)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Impaired loans	$1,848	$—	$—	$1,848
Other real estate owned	808	—	—	808

December 31, 2018
Impaired loans	$3,211	$—	$—	$3,211
Other real estate owned	1,205	—	—	1,205

Index

MACATAWA BANK CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
June 30, 2019
Impaired Loans	$1,848	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 30.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	808	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2018
Impaired Loans	$3,211	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	1,205	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Index

MACATAWA BANK CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2019 and December 31, 2018 (dollars in thousands):

	Level in	June 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$30,943	$30,943	$40,526	$40,526
Cash equivalents	Level 2	199,940	199,940	130,758	130,758
Securities held to maturity	Level 3	79,054	81,900	70,334	71,505
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,324,322	1,360,415	1,385,571	1,403,005
Bank owned life insurance	Level 3	41,695	41,695	41,185	41,185
Accrued interest receivable	Level 2	5,487	5,487	5,279	5,279
Financial liabilities
Deposits	Level 2	(1,661,106)	(1,662,384)	(1,676,739)	(1,677,634)
Other borrowed funds	Level 2	(60,000)	(60,634)	(60,000)	(59,092)
Long-term debt	Level 2	(41,238)	(37,127)	(41,238)	(37,046)
Accrued interest payable	Level 2	(909)	(909)	(503)	(503)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Noninterest-bearing demand	$476,700	$485,530
Interest bearing demand	423,127	456,260
Savings and money market accounts	614,943	609,425
Certificates of deposit	146,336	125,524
	$1,661,106	$1,676,739

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $42.0 million at June 30, 2019 and $39.6 million at December 31, 2018.

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
June 30, 2019
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

MACATAWA BANK CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $502.8 million and $476.4 million under a blanket lien arrangement at June 30, 2019 and December 31, 2018, respectively.

Scheduled repayments of FHLB advances as of June 30, 2019 were as follows (in thousands):

2019	$—
2020	—
2021	10,000
2022	—
2023	10,000
Thereafter	40,000
$60,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at June 30, 2019 and December 31, 2018, and the Company had approximately $12.3 million and $16.9 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $14.4 million and $18.2 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2019 and 2018 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net income available to common shares	$8,003	$6,728	$15,649	$12,483
Weighted average shares outstanding, including participating stock awards - Basic	34,042,886	34,016,679	34,041,628	34,013,555
Dilutive potential common shares:
Stock options	—	—	—	597
Weighted average shares outstanding - Diluted	34,042,886	34,016,679	34,041,628	34,014,152
Basic earnings per common share	$0.24	$0.20	$0.46	$0.37
Diluted earnings per common share	$0.24	$0.20	$0.46	$0.37

There were no antidilutive shares of common stock in the three and six month periods ended June 30, 2019 and 2018.

Index

MACATAWA BANK CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Current	$1,851	$1,294	$3,319	$2,232
Deferred	65	140	311	427
	$1,916	$1,434	$3,630	$2,659

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Statutory rate	21%	21%	21%	21%
Statutory rate applied to income before taxes	$2,083	$1,714	$4,049	$3,180
Deduct
Tax-exempt interest income	(173)	(183)	(340)	(362)
Bank-owned life insurance	(52)	(50)	(102)	(100)
Other, net	58	(47)	23	(59)
	$1,916	$1,434	$3,630	$2,659

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At June 30, 2019 and December 31, 2018, a valuation allowance of $92,000 was established for a capital loss carryforward related to the liquidation of assets of a partnership interest the Bank acquired through a loan settlement.  Management believes it is more likely than not that all of the remaining deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2019	December 31, 2018
Deferred tax assets
Allowance for loan losses	$3,546	$3,544
Nonaccrual loan interest	209	268
Valuation allowance on other real estate owned	184	218
Unrealized loss on securities available for sale	—	606
Other	237	302
Gross deferred tax assets	4,176	4,938
Valuation allowance	(92)	(92)
Total net deferred tax assets	4,084	4,846
Deferred tax liabilities
Depreciation	(1,139)	(1,005)
Prepaid expenses	(200)	(200)
Unrealized gain on securities available for sale	(357)	—
Other	(281)	(261)
Gross deferred tax liabilities	(1,977)	(1,466)
Net deferred tax asset	$2,107	$3,380

There were no unrecognized tax benefits at June 30, 2019 or December 31, 2018 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2015.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2019	December 31, 2018
Commitments to make loans	$101,783	$77,391
Letters of credit	18,587	15,802
Unused lines of credit	505,848	486,203

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $15.6 million and $4.1 million at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, approximately 55.0% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2019, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

NOTE 12 – SHAREHOLDERS’ EQUITY

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which effectively resulted in a minimum CET1 ratio of 7.0%.  Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively resulted in a minimum Tier 1 capital ratio of 8.5%), which effectively resulted in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer), and requires a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures.

Index

MACATAWA BANK CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – SHAREHOLDERS’ EQUITY (Continued)

At June 30, 2019 and December 31, 2018, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
CET1 capital (to risk weighted assets)
Consolidated	$204,178	13.1%	$70,000	4.5%	$108,889	7.0%	N/A	N/A
Bank	237,564	15.3	69,990	4.5	108,873	7.0	$101,096	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	244,178	15.7	93,333	6.0	132,222	8.5	N/A	N/A
Bank	237,564	15.3	93,320	6.0	132,203	8.5	124,426	8.0
Total capital (to risk weighted assets)
Consolidated	261,064	16.8	124,444	8.0	163,333	10.5	N/A	N/A
Bank	254,450	16.4	124,426	8.0	163,309	10.5	155,533	10.0
Tier 1 capital (to average assets)
Consolidated	244,178	12.3	79,157	4.0	N/A	N/A	N/A	N/A
Bank	237,564	12.0	79,094	4.0	N/A	N/A	98,868	5.0

December 31, 2018
CET1 capital (to risk weighted assets)
Consolidated	$193,131	12.0%	$72,381	4.5%	$102,540	6.4%	N/A	N/A
Bank	226,531	14.1	72,371	4.5	102,526	6.4	$104,536	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	233,131	14.5	96,508	6.0	126,667	7.9	N/A	N/A
Bank	226,531	14.1	96,495	6.0	126,649	7.9	128,660	8.0
Total capital (to risk weighted assets)
Consolidated	250,007	15.5	128,678	8.0	158,837	9.9	N/A	N/A
Bank	243,407	15.1	128,660	8.0	158,814	9.9	160,825	10.0
Tier 1 capital (to average assets)
Consolidated	233,131	12.1	76,963	4.0	N/A	N/A	N/A	N/A
Bank	226,531	11.8	76,902	4.0	N/A	N/A	96,128	5.0

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2019 and December 31, 2018, respectively, qualified as Tier 1 capital. Refer to our 2018 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as “well capitalized” at June 30, 2019 and December 31, 2018.

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

At June 30, 2019, we had total assets of $1.98 billion, total loans of $1.34 billion, total deposits of $1.66 billion and shareholders’ equity of $205.5 million.  For the three months ended June 30, 2019, we recognized net income of $8.0 million compared to $6.7 million for the same period in 2018.  For the six months ended June 30, 2019, we recognized net income of $15.6 million compared to $12.5 million for the same period in 2018.  The Bank was categorized as “well capitalized” under regulatory capital standards at June 30, 2019.

We paid a dividend of $0.06 per share in the first, second and third quarters of 2018 and $0.07 per share in the fourth quarter of 2018 and in the first and second quarters of 2019.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended June 30, 2019 was $8.0 million, compared to $6.7 million for the same period in 2018.  Net income per share on a diluted basis for the three months ended June 30, 2019 was $0.24 compared to $0.20 for the same period in 2018.  Net income for the six months ended June 30, 2019 was $15.6 million, compared to $12.5 million for the same period in 2018.  Net income per share on a diluted basis for the six months ended June 30, 2019 was $0.46 compared to $0.37 for the same period in 2018.

The increase in earnings in both the three and six months ended June 30, 2019 compared to the same periods in 2018 was due primarily to increased net interest income.  Net interest income increased to $16.0 million in the three months ended June 30, 2019 compared to $14.7 million in the same period in 2018.  Net interest income increased to $32.0 million in the six months ended June 30, 2019 compared to $28.8 million in the six months ended June 30, 2018.

Other items impacting earnings included nonperforming asset expenses (including administration costs and losses), which were $15,000 for the three months ended June 30, 2019 compared to $83,000 for the same period in 2018. Also, the provision for loan losses was a negative $200,000 for the three months ended June 30, 2019, compared to a negative $300,000 for the same period in 2018.  We again were in a net loan recovery position for the three months ended June 30, 2019, with $194,000 in net loan recoveries, compared to $320,000 in net loan recoveries in the same period in 2018.  We were also in a net loan recovery position for the year-to-date periods, with $460,000 in net loan recoveries in the six months ended June 30, 2019 compared to $495,000 in the same period in 2018.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $16.0 million for the three months ended June 30, 2019 compared to $14.7 million for the same period in 2018.  Net interest income increased to $32.0 million in the six months ended June 30, 2019 compared to $28.8 million in the six months ended June 30, 2018.

Net interest income was positively impacted in the three months ended June 30, 2019 by an increase in average earning assets of $103.4 million compared to the same period in 2018.  Also, our average yield on earning assets for the three months ended June 30, 2019 increased 30 basis points compared to the same period in 2018 from 3.86% to 4.16%. For the six months ended June 30, 2019, our average earning assets increased by $103.4 million compared to the same period in 2018, while our average yield on earning assets increased 39 basis points compared to the same period in 2018 from 3.81% to 4.20%.

Net interest income for the second quarter of 2019 increased $1.3 million compared to the same period in 2018.  Of this increase, $524,000 was due to changes in rates earned or paid, while $778,000 was from changes in the volume of average interest assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which increased by $1.5 million in the second quarter of 2019 compared to the same period in 2018.  Of the $1.5 million increase in interest income on commercial loans, $1.0 million was due to increases in rates earned and $509,000 was due to increases in average balances.

Average interest earning assets totaled $1.86 billion for the three months ended June 30, 2019 compared to $1.76 billion for the same period in 2018. An increase of $40.3 million in average loans between periods and an increase of $76.5 million in average federal funds sold and other short-term investments were the primary drivers of the increase.  The net interest margin was 3.45% for the three months ended June 30, 2019 compared to 3.37% for the same period in 2018.  Yield on commercial loans increased from 4.45% for the three months ended June 30, 2018 to 4.84% for the same period in 2019.  Yield on residential mortgage loans increased from 3.55% for the three months ended June 30, 2018 to 3.72% for the same period in 2019, while yields on consumer loans increased from 4.73% for the second quarter of 2018 to 5.36% for the second quarter of 2019.  The increases in yields on commercial loans and consumer loans, in particular, were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which increased throughout 2018.

Index
The Federal Reserve Board increased the target federal funds rate by 100 basis points in 2018.  These increases have had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.

The cost of funds increased to 1.01% in the second quarter of 2019 compared to 0.70% in the second quarter of 2018. For the first six months of 2019, the cost of funds increased to 1.00% compared to 0.66% for the same period in 2018.  Increases in the rates paid on our interest-bearing checking, savings and money market accounts in response to the federal funds rate increases over the past two years caused the increase in our cost of funds.

The following table shows an analysis of net interest margin for the three month periods ended June 30, 2019 and 2018 (dollars in thousands):

	For the three months ended June 30,
	2019			2018
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$179,264	$988	2.21%	$179,954	$917	2.04%
Tax-exempt securities (1)	118,481	865	3.76	131,162	905	3.55
Commercial loans (2)	1,051,018	12,850	4.84	1,007,037	11,322	4.45
Residential mortgage loans	235,611	2,193	3.72	237,116	2,102	3.55
Consumer loans	80,990	1,082	5.36	83,181	982	4.73
Federal Home Loan Bank stock	11,558	157	5.37	11,558	121	4.15
Federal funds sold and other short-term investments	183,431	1,104	2.38	106,901	487	1.80
Total interest earning assets (1)	1,860,353	19,239	4.16	1,756,909	16,836	3.86
Noninterest earning assets:
Cash and due from banks	30,570			31,330
Other	87,957			84,320
Total assets	$1,978,880			$1,872,559
Liabilities
Deposits:
Interest bearing demand	$450,089	$427	0.38%	$409,334	$253	0.24%
Savings and money market accounts	604,012	1,216	0.81	606,231	769	0.51
Time deposits	148,462	722	1.95	105,389	297	1.14
Borrowings:
Other borrowed funds	60,081	345	2.27	73,414	322	1.74
Long-term debt	41,238	574	5.50	41,238	542	4.17
Total interest bearing liabilities	1,303,882	3,284	1.01	1,235,606	2,183	0.70
Noninterest bearing liabilities:
Noninterest bearing demand accounts	465,017			454,454
Other noninterest bearing liabilities	9,093			5,750
Shareholders’ equity	200,888			176,749
Total liabilities and shareholders’ equity	$1,978,880			$1,872,559
Net interest income		$15,955			$14,653
Net interest spread (1)			3.15%			3.16%
Net interest margin (1)			3.45%			3.37%
Ratio of average interest earning assets to average interest bearing liabilities	142.68%			142.19%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at June 30, 2019 and 2018.
(2)
Includes loan fees of $163,000 and $171,000 for the three months ended June 30, 2019 and 2018, respectively.  Includes average nonaccrual loans of approximately $326,000 and $125,000 for the three months ended June 30, 2019 and 2018, respectively.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2019 and 2018 (dollars in thousands):

	For the six months ended June 30,
	2019			2018
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$181,363	$1,984	2.19%	$179,540	$1,785	1.99%
Tax-exempt securities (1)	117,294	1,704	3.74	130,195	1,781	3.52
Commercial loans (2)	1,064,186	26,020	4.86	1,003,350	22,082	4.38
Residential mortgage loans	237,076	4,390	3.70	232,925	4,096	3.52
Consumer loans	82,163	2,166	5.32	84,876	1,937	4.60
Federal Home Loan Bank stock	11,558	317	5.45	11,558	318	5.47
Federal funds sold and other short-term investments	153,571	1,848	2.39	101,371	856	1.68
Total interest earning assets (1)	1,847,211	38,429	4.20	1,743,815	32,855	3.81
Noninterest earning assets:
Cash and due from banks	29,706			29,975
Other	86,758			85,519
Total assets	$1,963,675			$1,859,309
Liabilities
Deposits:
Interest bearing demand	$436,176	$833	0.39%	$394,798	$399	0.21%
Savings and money market accounts	613,369	2,442	0.80	605,743	1,383	0.46
Time deposits	143,119	1,347	1.89	101,678	530	1.05
Borrowings:
Other borrowed funds	59,931	672	2.23	80,405	692	1.71
Long-term debt	41,238	1,159	5.60	41,238	1,015	4.90
Total interest bearing liabilities	1,293,833	6,453	1.00	1,223,862	4,019	0.66
Noninterest bearing liabilities:
Noninterest bearing demand accounts	464,319			454,278
Other noninterest bearing liabilities	8,327			5,829
Shareholders’ equity	197,196			175,340
Total liabilities and shareholders’ equity	$1,963,675			$1,859,309
Net interest income		$31,976			$28,836
Net interest spread (1)			3.20%			3.15%
Net interest margin (1)			3.50%			3.35%
Ratio of average interest earning assets to average interest bearing liabilities	142.77%			142.48%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at June 30, 2019 and 2018.
(2)
Includes loan fees of $513,000 and $297,000 for the six months ended June 30, 2019 and 2018, respectively. Includes average nonaccrual loans of approximately $541,000 and $311,000 for the six months ended June 30, 2019 and 2018, respectively.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate (dollars in thousands):

	For the three months ended June 30, 2019 vs 2018 Increase (Decrease) Due to			For the six months ended June 30, 2019 vs 2018 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Taxable securities	$(24)	$95	$71	$18	$181	$199
Tax-exempt securities	(17)	(23)	(40)	(396)	319	(77)
Commercial loans	509	1,019	1,528	1,391	2,547	3,938
Residential mortgage loans	(84)	175	91	74	220	294
Consumer loans	(158)	258	100	(168)	397	229
Federal Home Loan Bank stock	—	36	36	—	(1)	(1)
Federal funds sold and other short-term investments	426	191	617	543	449	992
Total interest income	652	1,751	2,403	1,462	4,112	5,574
Interest expense
Interest bearing demand	$27	$147	$174	$46	$388	$434
Savings and money market accounts	(20)	467	447	18	1,041	1,059
Time deposits	153	272	425	274	543	817
Other borrowed funds	(286)	309	23	(390)	370	(20)
Long-term debt	—	32	32	—	144	144
Total interest expense	(126)	1,227	1,101	(52)	2,486	2,434
Net interest income	$778	$524	$1,302	$1,514	$1,626	$3,140

Provision for Loan Losses: The provision for loan losses for the three months ended June 30, 2019 was a negative $200,000 compared to a negative $300,000 for the same period in 2018.  The provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $194,000 in the three months ended June 30, 2019 and $320,000 in the same period in 2018.  The provision for loan losses for the first half of 2019 was a negative $450,000 compared to a negative $400,000 for the same period in 2018.  The provision for loan losses in the three and six months ended June 30, 2019 were impacted by the need for an increase in the specific reserve on an impaired loan relationship at June 30, 2019.

Gross loan recoveries were $235,000 for the three months ended June 30, 2019 and $350,000 for the same period in 2018.  In the three months ended June 30, 2019, we had $41,000 in charge-offs, compared to $30,000 in the same period in 2018.  For the six months ended June 30, 2019, we experienced gross loan recoveries of $658,000 compared to $621,000 for the same period in 2018.  Gross charge-offs for the six months ended June 30, 2019 were $198,000 compared to $126,000 for the same period in 2018.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

The amounts of loan loss provision in both the most recent quarter and comparable prior year period were the result of establishing our allowance for loan losses at levels believed necessary based upon our methodology for determining the adequacy of the allowance. The sustained level of quarterly net recoveries over the past several quarters had a significant effect on the historical loss component of our methodology. More information about our allowance for loan losses and our methodology for establishing its level may be found under the heading “Allowance for Loan Losses” below.

Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2019 was $5.1 million and $9.4 million compared to $4.5 million and $8.6 million for the same periods in 2018, respectively.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Service charges and fees on deposit accounts	$1,078	$1,060	$2,128	$2,110
Net gains on mortgage loans	614	222	825	363
Trust fees	1,003	945	1,893	1,870
Gain as sales of securities	—	—	—	—
ATM and debit card fees	1,481	1,414	2,808	2,692
Bank owned life insurance (“BOLI”) income	249	237	485	475
Investment services fees	353	271	649	495
Other income	320	319	638	594
Total noninterest income	$5,098	$4,468	$9,426	$8,599

Index
Net gains on mortgage loans were up $392,000 in the three months ended June 30, 2019 and were up $462,000 in the six months ended June 30, 2019 compared to same periods in 2018 as a result of an increase in the volume of loans originated for sale in the 2019 periods due to a lower interest rate environment, spurring more refinancing of fixed rate loans which we sell into the secondary market.  Mortgage loans originated for sale in the three months ended June 30, 2019 were $21.4 million, compared to $8.4 million in the same period in 2018.  Mortgage loans originated for portfolio in the three months ended June 30, 2019 were $8.8 million, compared to $18.8 million in the same period in 2018.  For the first six months of 2019, mortgages originated for sale were $28.8 million, compared to $13.5 million for the same period in 2018.  Mortgage loans originated for portfolio in the first half of 2019 were $15.0 million, compared to $34.9 million for the first half of 2018.

Investment services fees were up in the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively, due to success in growing the number of investment services customer relationships we have and favorable investment market value changes. ATM and debit card fees were up in the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively, due to higher volume of usage by our customers.

Noninterest Expense: Noninterest expense increased by $75,000 to $11.3 million for the three month period ended June 30, 2019 as compared to the same period in 2018.  Noninterest expense decreased to $22.6 million for the six months ended June 30, 2019 compared to $22.7 million for the same period in 2018.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Salaries and benefits	$6,379	$6,389	$12,623	$12,583
Occupancy of premises	996	973	2,089	2,045
Furniture and equipment	866	773	1,710	1,578
Legal and professional	211	215	441	417
Marketing and promotion	233	229	461	457
Data processing	761	797	1,491	1,493
FDIC assessment	119	132	239	264
Interchange and other card expense	365	359	711	691
Bond and D&O insurance	103	110	206	219
Net (gains) losses on repossessed and foreclosed properties	(34)	17	(69)	423
Administration and disposition of problem assets	49	66	137	121
Outside services	493	401	945	800
Other noninterest expense	793	798	1,589	1,602
Total noninterest expense	$11,334	$11,259	$22,573	$22,693

Most categories of noninterest expense were relatively unchanged compared to the three months ended June 30, 2018 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased by $10,000 in the three months ended June 30, 2019 from same period in 2018. This decrease is primarily due to a reduction in costs associated with employee medical and dental insurance, due to a lower level of claims experience in 2019, partially offset by a higher level of variable based compensation. Variable based compensation was up $27,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to higher sales of investment products and mortgage production.  For the first six months of 2019, salaries and benefits were up $40,000, primarily due a higher level of variable based compensation, partially offset by a reduction of staff not immediately replaced.

Occupancy expenses were up $23,000 in the three months ended June 30, 2019 and were up $44,000 in the six months ended June 30, 2019 compared to the same periods in 2018 due to higher property taxes and maintenance costs incurred associated with certain branch facilities.  Furniture and equipment expenses were up $93,000 in the three months ended June 30, 2019 and were up $132,000 in the six months ended compared to the same periods in 2018 due to costs associated with the implementation of an instant issue card system, allowance for loan losses software and enhanced security and fraud prevention software and related service.

Our FDIC assessment costs decreased by $13,000 in the three months ended June 30, 2019 compared to the same period in 2018 due primarily to positive changes in our assessment rates.   These costs have been trending down for the past few years and we believe the rate has stabilized and future expense fluctuations will likely be dependent on changes in our asset size.  In January 2019, the FDIC notified us that the Bank would receive an assessment credit of approximately $400,000 to offset future assessments as the FDIC Deposit Insurance Fund had exceeded its target ratio of 1.35% as of September 30, 2018. However, in March 2019, the FDIC provided an update that the Deposit Insurance Fund ratio was 1.36% at December 31, 2018, below the 1.38% threshold required for assessment credits to be applied.  The Deposit Insurance Fund ratio was again below 1.38% at the end of the first quarter of 2019.  As such, the Bank recognized FDIC assessment expense in the first and second quarters of 2019.  Future expense may be reduced by these assessment credits depending on the level of the Deposit Insurance Fund.

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

Index
These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Legal and professional – nonperforming assets	$26	$9	$69	$22
Repossessed and foreclosed property administration	23	57	68	99
Net (gains) losses on repossessed and foreclosed properties	(34)	17	(69)	423
Total	$15	$83	$68	$544

As the level of problem loans and assets has declined, the costs associated with these nonperforming assets have decreased significantly over the past several years.  Other real estate owned decreased from $3.9 million at June 30, 2018 to $3.1 million at June 30, 2019.

Net (gains) losses on repossessed assets and foreclosed properties for the three month period ended June 30, 2019 swung favorably by $51,000 compared to the same period in 2018.  For the first six months of 2019, net (gains) losses swung favorably by $492,000 compared to the same period in 2018.  These improvements were due to an improvement in net (gains) losses and lower writedowns in valuation of other real estate properties in these periods. In the three month period ended June 30, 2019, there were no valuation writedowns compared to valuation writedowns of $11,000 for the same period in 2018. In the six month period ended June 30, 2019, valuation writedowns totaled $10,000 compared to valuation writedowns of $291,000 for the same period in 2018. In the three month period ended June 30, 2019, net realized gains totaled $34,000, compared to net realized losses of $6,000 for the same period in 2018. For the six months ended June 30, 2019, net realized gains totaled $79,000, compared to net realized losses of $132,000 for the same period in 2018.

Federal Income Tax Expense: We recorded $1.9 million and $3.6 million in federal income tax expense for the three and six month periods ended June 30, 2019 compared to $1.4 million and $2.7 million for the same periods in 2018.  Our effective tax rates for the three and six month periods ended June 30, 2019 were 19.32% and 18.83% compared to 17.57% and 17.56% for the same periods in 2018.  The increase in the effective tax rate in the 2019 periods compared the same periods in the prior year was partially due to having similar amounts of tax exempt income in all periods while taxable income increased significantly in the 2019 periods.

FINANCIAL CONDITION

Total assets were $1.98 billion at June 30, 2019, an increase of $3.3 million from December 31, 2018. This change reflected increases of $59.6 million in cash and cash equivalents, $8.7 million in securities held to maturity, partially offset by decreases of $62.1 million in our loan portfolio, and $4.2 million in securities available for sale.  Total deposits decreased by $15.6 million at June 30, 2019 compared to December 31, 2018.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $230.9 million at June 30, 2019 compared to $171.3 million at December 31, 2018.  The increase in these balances related primarily to the decrease in our loan portfolio while total deposits, on the funding side of the balance sheet, were relatively stable.

Securities: Debt securities available for sale were $222.8 million at June 30, 2019 compared to $227.0 million at December 31, 2018. The balance at June 30, 2019 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $70.3 million at December 31, 2018 and $79.1 million at June 30, 2019.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $62.1 million in the first six months of 2019 and were $1.34 billion at June 30, 2019 compared to $1.41 billion at December 31, 2018. During the first six months of 2019, our commercial portfolio decreased by $51.5 million, while our consumer portfolio decreased by $5.7 million and our residential mortgage portfolio decreased by $4.9 million.

Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first six months of 2019 decreased $19.9 million compared to the same period in 2018, from $34.9 million in the first six months of 2018 to $15.0 million in the same period in 2019.

The volume of residential mortgage loans originated for sale in the first six months of 2019 increased $15.3 million compared to the same period in 2018. Residential mortgage loans originated for sale were $28.8 million in the first six months of 2019 compared to $13.5 million in the first six months of 2018.

Index
The following table shows our loan origination activity for loans to be held in portfolio during the first six months of 2019 and 2018, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$4,770	2.8%	477	$12,608	5.0%	$970
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	2,179	1.2	436	8,275	3.3	828
Commercial development	—	—	—	250	0.1	250
Residential improved	20,459	11.9	280	41,426	16.3	505
Commercial improved	34,899	20.3	1,203	16,408	6.5	547
Manufacturing and industrial	9,478	5.5	1,053	36,183	14.3	1,508
Total commercial real estate	71,785	41.7	570	115,150	45.4	720
Commercial and industrial	66,678	38.8	580	80,188	31.6	524
Total commercial	138,463	80.5	575	195,338	77.0	624
Consumer
Residential mortgage	15,010	8.7	235	34,878	13.7	226
Unsecured	—	—	—	—	—	—
Home equity	17,079	9.9	102	21,473	8.5	88
Other secured	1,534	0.9	27	2,059	0.8	27
Total consumer	33,623	19.5	117	58,410	23.0	123
Total loans	$172,086	100.0%	326	$253,748	100.0%	346

The following table shows a breakout of our commercial loan activity during the first six months of 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Commercial loans originated	$138,463	$195,338
Repayments of commercial loans	(170,076)	(161,822)
Change in undistributed - available credit	(19,910)	(35,190)
Net decrease in total commercial loans	$(51,523)	$(1,674)

Overall, the commercial loan portfolio decreased $51.5 million in the first six months of 2019.  Our commercial and industrial portfolio decreased by $46.7 million while our commercial real estate loans decreased by $4.8 million.  Our production of commercial loans decreased by $56.9 million from $195.3 million in the first six months of 2018 to $138.5 million in the same period of 2019.  Our commercial and industrial portfolio is subject to seasonal fluctuations and we typically experience large paydowns on agricultural credits and loans to automobile, recreational vehicle and boat dealers in the first half of each year. The seasonal paydowns in these loan categories amounted to $38.4 million in the second quarter of 2019.  We also had two large relationships pay off during the first quarter of 2019, one of which amounted to $8.5 million resulting from the sale of the business and we had two relationships totaling $7.9 million pay off during the second quarter of 2019 resulting from the sale of their businesses.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 76.7% and 77.0% of the total loan portfolio at June 30, 2019 and December 31, 2018, respectively. Residential mortgage and consumer loans comprised approximately 23.3% and 23.0% of total loans at June 30, 2019 and December 31, 2018, respectively.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2019		December 31, 2018
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$14,582	1.1%	$14,825	1.1%
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	37,455	2.8	44,169	3.1
Commercial development	689	0.1	712	0.1
Residential improved	98,608	7.3	98,500	7.0
Commercial improved	292,381	21.8	295,618	21.0
Manufacturing and industrial	120,228	8.9	114,887	8.2
Total commercial real estate	563,943	42.0	568,711	40.5
Commercial and industrial	466,590	34.7	513,345	36.5
Total commercial	1,030,533	76.7	1,082,056	77.0
Consumer
Residential mortgage	233,271	17.4	238,174	16.9
Unsecured	338	—	130	—
Home equity	72,676	5.4	78,503	5.6
Other secured	6,694	0.5	6,795	0.5
Total consumer	312,979	23.3	323,602	23.0
Total loans	$1,343,512	100.0%	$1,405,658	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 42.0% and 40.5% of the total loan portfolio at June 30, 2019 and December 31, 2018, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 17.4% of portfolio loans at June 30, 2019 and 16.9% at December 31, 2018.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The volume of residential mortgage loans originated for sale during the first six months of 2019 increased from the first six months of 2018 as a result of interest rate conditions.  The decrease in market interest rates in 2019 has caused an increase in refinancing of fixed rate mortgages which we sell into the secondary market.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $5.7 million to $79.7 million at June 30, 2019 from $85.4 million at December 31, 2018, due primarily to a decrease in home equity loans.  These other consumer loans comprised 5.9% of our portfolio loans at June 30, 2019 and 6.1% at December 31, 2018.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2019, nonperforming assets totaled $3.4 million compared to $4.7 million at December 31, 2018. There were no additions to other real estate owned in the first six months of 2019 compared to $293,000 of additions in the first six months of 2018.  At June 30, 2019, there were no loans in redemption, so we expect there to be few additions to other real estate owned in 2019.  Proceeds from sales of foreclosed properties were $382,000 in the first six months of 2019, resulting in net realized gain on sales of $79,000.  Proceeds from sales of foreclosed properties were $1.8 million in the first six months of 2018 resulting in net realized loss on sales of $132,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of June 30, 2019, nonperforming loans were negligible and totaled $293,000, or 0.02% of total portfolio loans, compared to $1.3 million, or 0.09% of total portfolio loans, at December 31, 2018.

Index
Nonperforming loans at June 30, 2019 consisted of $102,000 of commercial real estate loans and $191,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $3.1 million at June 30, 2019 and $3.4 million at December 31, 2018. The entire balance at June 30, 2019 was comprised of eight commercial real estate properties. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At June 30, 2019, our foreclosed asset portfolio had a weighted average age held in portfolio of 7.54 years. Below is a breakout of our foreclosed asset portfolio at June 30, 2019 and December 31, 2018 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	June 30, 2019			December 31, 2018
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	—	—%	—%	—	—%	—%
Residential Lot	—	—	—	38	57.6	70.1
Multi-Family	—	—	—	—	—	—
Vacant Land	122	55.7	64.5	352	40.5	46.6
Residential Development	686	41.6	84.1	815	38.6	82.3
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,259	—	—	2,175	—	—
	$3,067	17.3	55.7	$3,380	19.2	55.4

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2019	December 31, 2018
Nonaccrual loans	$211	$1,303
Loans 90 days or more delinquent and still accruing	82	1
Total nonperforming loans (NPLs)	293	1,304
Foreclosed assets	3,067	3,380
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$3,360	$4,684
NPLs to total loans	0.02%	0.09%
NPAs to total assets	0.17%	0.24%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$5,954	$5,466	$11,420	$9,682	$6,347	$16,029
Nonperforming TDRs (1)	102	—	102	124	—	124
Total TDRs	$6,056	$5,466	$11,522	$9,806	$6,347	$16,153

(1)	Included in nonperforming asset table above

We had a total of $11.5 million and $16.2 million of loans whose terms have been modified in TDRs as of June 30, 2019 and December 31, 2018, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $4.6 million from December 31, 2018 to June 30, 2019 due to payoffs and paydowns on existing TDRs exceeding new additions.  There were 99 loans identified as TDRs at June 30, 2019 compared to 123 loans at December 31, 2018.

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

Allowance for loan losses: The allowance for loan losses at June 30, 2019 was $16.9 million, an increase of $10,000 from December 31, 2018.  The allowance for loan losses represented 1.26% of total portfolio loans at June 30, 2019 and 1.20% at December 31, 2018.  The allowance for loan losses to nonperforming loan coverage ratio increased from 1294% at December 31, 2018 to 5763.1% at June 30, 2019.

The table below shows the changes in certain credit metrics over the past five quarters (dollars in millions):

	Quarter Ended June 30, 2019	Quarter Ended March 31, 2019	Quarter Ended December 31, 2018	Quarter Ended September 30, 2018	Quarter Ended June 30, 2018
Commercial loans	$1,030.6	$1,066.7	$1,082.1	$1,020.6	$1,005.5
Nonperforming loans	0.3	0.4	1.3	0.1	0.1
Other real estate owned and repo assets	3.1	3.3	3.4	3.5	3.9
Total nonperforming assets	3.4	3.7	4.7	3.6	4.0
Net charge-offs (recoveries)	(0.2)	(0.3)	0.2	(0.1)	(0.3)
Total delinquencies	0.4	0.7	0.9	0.5	0.5

We have had net loan recoveries in seventeen of the past eighteen quarters.  Our total delinquencies have continued to be negligible and were $360,000 at June 30, 2019 and $877,000 at December 31, 2018.  Our delinquency percentage at June 30, 2019 was just 0.03%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $10,000 in the first six months of 2019.  We recorded a negative provision for loan losses of $450,000 for the six months ended June 30, 2019 compared to a negative $400,000 for the same period of 2018.  Net loan recoveries were $460,000 for the six months ended June 30, 2019, compared to net recoveries of $495,000 for the same period in 2018. The ratio of net recoveries to average loans was -0.07% on an annualized basis for the first six months of 2019 and for the first six months of 2018.

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

Overall, impaired loans declined by $5.4 million to $11.7 million at June 30, 2019 compared to $17.2 million at December 31, 2018.  The specific allowance for impaired loans increased $132,000 to $1.2 million at June 30, 2019, compared to $1.1 million at December 31, 2018.  The specific allowance for impaired loans represented 10.5% of total impaired loans at June 30, 2019 and 6.4% at December 31, 2018.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.7 million at June 30, 2019 and $12.8 million at December 31, 2018.  The qualitative component of our allowance allocated to commercial loans was $11.5 million at June 30, 2019, down from $12.0 million at December 31, 2018.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.9 million at June 30, 2019 and $3.0 million at December 31, 2018.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:   Premises and equipment totaled $44.4 million at June 30, 2019, down $438,000 from $44.9 million at December 31, 2018.

Deposits and Other Borrowings: Total deposits decreased $15.6 million to $1.66 billion at June 30, 2019, as compared to $1.68 billion at December 31, 2018.  Non-interest checking account balances decreased $8.8 million during the first six months of 2019.  Interest bearing demand account balances decreased $33.1 million and savings and money market account balances increased $5.5 million in the first six months of 2019.  Certificates of deposits increased by $20.8 million in the first six months of 2019.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 29% of total deposits at both June 30, 2019 and December 31, 2018.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 62% of total deposits at June 30, 2019 and 64% at December 31, 2018. Time accounts as a percentage of total deposits were 9% at June 30, 2019 and 7% December 31, 2018.

At both June 30, 2019 and December 31, 2018, borrowed funds totaled $101.2 million including $60.0 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds were unchanged in the first six months of 2019 primarily due to the scheduled maturity of a $10.0 million FHLB advance in February 2019 being replaced with the addition of a $10.0 million FHLB advance in February 2019.

CAPITAL RESOURCES

Total shareholders’ equity of $205.5 million at June 30, 2019 increased $14.7 million from $190.9 million at December 31, 2018. The increase was primarily a result of net income of $15.6 million earned in the first six months of 2019 and an increase of $3.6 million in accumulated other comprehensive income, partially offset by a payment of $4.8 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at June 30, 2019.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. The rules include a common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulted in a minimum CET1 ratio of 7.0%. Basel III raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5%), effectively resulted in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer), and required a minimum leverage ratio of 4.0%. Basel III also made changes to risk weights for certain assets and off-balance-sheet exposures. The capital ratios for the Company and the Bank under Basel III have continued to exceed the well capitalized minimum capital requirements.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	June 30, 2019	March 31, 2019	Dec 31, 2018	Sept 30, 2018	June 30, 2018
Total capital to risk weighted assets	16.8%	16.1%	15.5%	15.8%	15.5%
Common Equity Tier 1 to risk weighted assets	13.1	12.6	12.0	12.1	11.8
Tier 1 capital to risk weighted assets	15.7	15.1	14.5	14.7	14.4
Tier 1 capital to average assets	12.3	12.2	12.1	11.9	11.9

Approximately $40.0 million of trust preferred securities outstanding at June 30, 2019 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2019, the Bank held $199.9 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $356.7 million as of June 30, 2019.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at June 30, 2019 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$41,238
Time deposit maturities	92,814	51,796	1,726	—
Other borrowed funds	—	10,000	20,000	30,000
Operating lease obligations	329	237	65	—
Total	$93,143	$62,033	$21,791	$71,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2019, we had a total of $505.8 million in unused lines of credit, $101.8 million in unfunded loan commitments and $18.6 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2018, the Bank paid dividends to the Company totaling $11.1 million.  In the same period, the Company paid dividends to its shareholders totaling $8.5 million.  On February 26, 2019, the Bank paid a dividend totaling $2.9 million to the Company in anticipation of the common share cash dividend of $0.07 per share paid on February 27, 2019 to shareholders of record on February 12, 2019.  The cash distributed for this cash dividend payment totaled $2.4 million.  On May 29, 2019, the Bank paid a dividend totaling $3.0 million to the Company in anticipation of the common share cash dividend of $0.07 per share paid on May 30, 2019 to shareholders of record on May 14, 2019.  The cash distributed for this cash dividend payment totaled $2.4 million.  The Company retained the remaining balance in each period for general corporate purposes.  At June 30, 2019, the Bank had a retained earnings balance of $75.7 million.

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

Index
The Company’s cash balance at June 30, 2019 was $6.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the “Allowance for Loan Losses” discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first six months of 2019.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2019, we had gross deferred tax assets of $4.2 million and gross deferred tax liabilities of $2.0 million resulting in a net deferred tax asset of $2.2 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  At December 31, 2018, a valuation allowance of $92,000 was established against a capital loss carryforward created by the liquidation of the assets of a partnership interest the Bank acquired through a loan settlement thereby reducing net deferred tax assets.  This valuation allowance was maintained at June 30, 2019, resulting in a net deferred tax asset balance of $2.1 million.  With the positive results in 2018 and the first six months of 2019, we concluded at June 30, 2019 that no other valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

Index
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2019 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$281,604	(1.37)%	$65,734	4.78%
Interest rates up 100 basis points	284,419	(0.39)	64,243	2.40
No change	285,523	—	62,735	—
Interest rates down 100 basis points	268,022	(6.13)	61,179	(2.48)
Interest rates down 200 basis points	262,946	(7.91)	58,785	(6.30)

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2019, the end of the period covered by this report.

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

Our CEO and CFO, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)
Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs
Period
April 1 - April 30, 2019
Employee Transactions	452	$9.94	—
May 1 - May 31, 2019
Employee Transactions	—	—	—
June 1 - June 30, 2019
Employee Transactions	—	—	—
Total for Second Quarter ended June 30, 2019
Employee Transactions	452	$9.94	—

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: July 25, 2019