Form 10-Q
period 2019-09-30
MACATAWA BANK CORP
filed 2019-10-25
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,061,080 shares of the Company's Common Stock (no par value) were outstanding as of October 24, 2019.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

Index
Part I  Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 (unaudited) and December 31, 2018
(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$50,870	$40,526
Federal funds sold and other short-term investments	319,566	130,758
Cash and cash equivalents	370,436	171,284
Debt securities available for sale, at fair value	209,895	226,986
Debt securities held to maturity (fair value 2019 - $85,109 and 2018 - $71,505)	81,995	70,334
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	1,317	415
Total loans	1,377,227	1,405,658
Allowance for loan losses	(17,145)	(16,876)
Net loans	1,360,082	1,388,782
Premises and equipment – net	43,956	44,862
Accrued interest receivable	5,335	5,279
Bank-owned life insurance	41,960	41,185
Other real estate owned - net	3,109	3,380
Net deferred tax asset	2,097	3,380
Other assets	12,758	7,679
Total assets	$2,144,498	$1,975,124
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$501,731	$485,530
Interest-bearing	1,318,409	1,191,209
Total deposits	1,820,140	1,676,739
Other borrowed funds	60,000	60,000
Long-term debt	41,238	41,238
Accrued expenses and other liabilities	11,335	6,294
Total liabilities	1,932,713	1,784,271
Commitments and contingent liabilities	—	—
Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,061,080 and 34,045,411 shares issued and outstanding at September 30, 2019 and December 31, 2018	218,052	217,783
Retained deficit	(7,978)	(24,652)
Accumulated other comprehensive income (loss)	1,711	(2,278)
Total shareholders' equity	211,785	190,853
Total liabilities and shareholders' equity	$2,144,498	$1,975,124

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and nine month periods ended September 30, 2019 and 2018
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest income
Loans, including fees	$15,604	$14,952	$48,179	$43,068
Securities
Taxable	968	945	2,952	2,730
Tax-exempt	919	846	2,623	2,627
FHLB Stock	158	130	476	447
Federal funds sold and other short-term investments	1,430	814	3,278	1,670
Total interest income	19,079	17,687	57,508	50,542
Interest expense
Deposits	2,343	1,609	6,965	3,921
Other borrowings	349	364	1,021	1,056
Long-term debt	551	552	1,710	1,567
Total interest expense	3,243	2,525	9,696	6,544
Net interest income	15,836	15,162	47,812	43,998
Provision for loan losses	—	—	(450)	(400)
Net interest income after provision for loan losses	15,836	15,162	48,262	44,398
Noninterest income
Service charges and fees	1,139	1,132	3,267	3,242
Net gains on mortgage loans	824	270	1,650	633
Trust fees	920	889	2,813	2,759
ATM and debit card fees	1,469	1,426	4,276	4,117
Gain on sales of securities	—	—	—	—
Bank owned life insurance ("BOLI") income	252	239	737	715
Other	609	543	1,896	1,632
Total noninterest income	5,213	4,499	14,639	13,098
Noninterest expense
Salaries and benefits	6,272	6,360	18,895	18,942
Occupancy of premises	966	939	3,055	2,984
Furniture and equipment	887	760	2,597	2,338
Legal and professional	211	188	652	606
Marketing and promotion	228	228	689	685
Data processing	735	747	2,226	2,239
FDIC assessment	—	127	239	391
Interchange and other card expense	347	361	1,057	1,053
Bond and D&O Insurance	103	111	309	330
Net (gains) losses on repossessed and foreclosed properties	—	26	(69)	450
Administration and disposition of problem assets	46	82	183	202
Other	1,214	1,310	3,749	3,712
Total noninterest expenses	11,009	11,239	33,582	33,932
Income before income tax	10,040	8,422	29,319	23,564
Income tax expense	1,882	1,570	5,512	4,228
Net income	$8,158	$6,852	$23,807	$19,336
Basic earnings per common share	$0.24	$0.20	$0.70	$0.57
Diluted earnings per common share	$0.24	$0.20	$0.70	$0.57
Cash dividends per common share	$0.07	$0.06	$0.21	$0.18

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and nine month periods ended September 30, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net income	$8,158	$6,852	$23,807	$19,336
Other comprehensive income:
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	468	(856)	5,049	(3,725)
Tax effect	(98)	180	(1,060)	782
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	370	(676)	3,989	(2,943)
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassification for gains included in net income, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	370	(676)	3,989	(2,943)
Comprehensive income	$8,528	$6,176	$27,796	$16,393

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three and nine month periods ended September 30, 2019 and 2018
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, July 1, 2018	$217,675	$(34,149)	$(3,812)	$179,714
Net income for the three months ended September 30, 2018	—	6,852	—	6,852
Cash dividends at $.06 per share	—	(2,024)	—	(2,024)
Net change in unrealized loss on debt securities available for sale, net of tax	—	—	(676)	(676)
Stock compensation expense	110	—	—	110
Balance, September 30, 2018	$217,785	$(29,321)	$(4,488)	$183,976

Balance, July 1, 2019	$217,942	$(13,764)	$1,341	$205,519
Net income for the three months ended September 30, 2019	—	8,158	—	8,158
Cash dividends at $.07 per share	—	(2,372)	—	(2,372)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	370	370
Stock compensation expense	110	—	—	110
Balance, September 30, 2019	$218,052	$(7,978)	$1,711	$211,785

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2018, as reported	$217,081	$(42,804)	$(1,291)	$172,986
Cumulative effect adjustment upon adoption of ASU 2018-02	—	278	(278)	—
Balance, January 1, 2018, adjusted	$217,081	$(42,526)	$(1,569)	$172,986
Reclassification for equity securities upon adoption of ASU 2016-01	—	(24)	24	—
Net income for the nine months ended September 30, 2018	—	19,336	—	19,336
Cash dividends at $.18 per share	—	(6,107)	—	(6,107)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Issuance of 45,000 shares for stock option exercise	386	—	—	386
Net change in unrealized loss on debt securities available for sale, net of tax	—	—	(2,943)	(2,943)
Stock compensation expense	323	—	—	323
Balance, September 30, 2018	$217,785	$(29,321)	$(4,488)	$183,976

Balance, January 1, 2019	$217,783	$(24,652)	$(2,278)	$190,853
Net income for the nine months ended September 30, 2019	—	23,807	—	23,807
Cash dividends at $.21 per share	—	(7,133)	—	(7,133)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	3,989	3,989
Stock compensation expense	274	—	—	274
Balance, September 30, 2019	$218,052	$(7,978)	$1,711	$211,785

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine month periods ended September 30, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Cash flows from operating activities
Net income	$23,807	$19,336
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,675	1,894
Stock compensation expense	274	323
Provision for loan losses	(450)	(400)
Origination of loans for sale	(53,709)	(23,629)
Proceeds from sales of loans originated for sale	54,457	25,470
Net gains on mortgage loans	(1,650)	(633)
Write-down of other real estate	10	291
Net (gain) loss on sales of other real estate	(79)	158
Deferred income tax expense	222	565
Change in accrued interest receivable and other assets	(5,173)	(1,473)
Earnings in bank-owned life insurance	(737)	(715)
Change in accrued expenses and other liabilities	4,391	528
Net cash from operating activities	23,038	21,715
Cash flows from investing activities
Loan originations and payments, net	29,150	(24,064)
Purchases of securities available for sale	(23,023)	(24,015)
Purchases of securities held to maturity	(17,778)	(7,624)
Proceeds from:
Maturities and calls of securities	45,839	28,085
Principal paydowns on securities	6,324	15,471
Sales of other real estate	340	2,146
Additions to premises and equipment	(1,001)	(894)
Net cash from investing activities	39,851	(10,895)
Cash flows from financing activities
Change in deposits	143,401	38,733
Repayments and maturities of other borrowed funds	(10,000)	(42,118)
Proceeds from other borrowed funds	10,000	20,000
Proceeds from exercise of stock options	—	386
Repurchase of shares for taxes withheld on vested restricted stock	(5)	(5)
Cash dividends paid	(7,133)	(6,107)
Net cash from financing activities	136,263	10,889
Net change in cash and cash equivalents	199,152	21,709
Cash and cash equivalents at beginning of period	171,284	161,467
Cash and cash equivalents at end of period	$370,436	$183,176

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine month periods ended September 30, 2019 and 2018
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Supplemental cash flow information
Interest paid	$9,646	$6,379
Income taxes paid	5,100	3,500
Supplemental noncash disclosures:
Transfers from loans to other real estate	—	293
Security settlement	650	(908)
Reclassification for equity securities upon adoption of ASU 2016-01	—	1,470

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

Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At September 30, 2019, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has five freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At September 30, 2019 and December 31, 2018, the total notional amount of such agreements was $59.1 million and $66.0 million, respectively, and resulted in a derivative asset with a fair value of $2.4 million and $700,000, respectively, which were included in other assets and a derivative liability of $2.4 million and $700,000, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards:  FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  As the Company owns most of its branch locations, this ASU applies primarily to operating leases and the impact of adoption of this ASU by the Company had a nominal income impact and resulted in a right-of-use asset of $800,000 and a corresponding lease obligation liability of $800,000 being established as of January 1, 2019.  The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities in the September 30, 2019 consolidated balance sheet.

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

Newly Issued Not Yet Effective Standards:  FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years.  The Company selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation in the first quarter of 2019 and will continue throughout 2019.  In the second and third quarters of 2019, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates continuing to run parallel computations as it continues to evaluate the impact of adoption of the new standard.  On October 16, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Available for Sale
U.S. Treasury and federal agency securities	$79,489	$85	$(182)	$79,392
U.S. Agency MBS and CMOs	34,512	614	(27)	35,099
Tax-exempt state and municipal bonds	45,282	1,192	—	46,474
Taxable state and municipal bonds	43,319	459	(24)	43,754
Corporate bonds and other debt securities	5,128	55	(7)	5,176
	$207,730	$2,405	$(240)	$209,895
Held to Maturity
Tax-exempt state and municipal bonds	$81,995	$3,114	$—	$85,109

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Available for Sale
U.S. Treasury and federal agency securities	$97,102	$6	$(1,710)	$95,398
U.S. Agency MBS and CMOs	33,287	97	(494)	32,890
Tax-exempt state and municipal bonds	45,212	246	(331)	45,127
Taxable state and municipal bonds	46,565	59	(690)	45,934
Corporate bonds and other debt securities	7,703	2	(68)	7,637
	$229,869	$410	$(3,293)	$226,986
Held to Maturity
Tax-exempt state and municipal bonds	$70,334	$1,488	$(317)	$71,505

There were no sales of securities in the three and nine month periods ended September 30, 2019 and 2018.

Contractual maturities of debt securities at September 30, 2019 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,061	$18,143	$22,217	$22,217
Due from one to five years	30,741	31,472	111,718	112,399
Due from five to ten years	13,403	14,253	39,863	40,781
Due after ten years	19,790	21,241	33,932	34,498
	$81,995	$85,109	$207,730	$209,895

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$4,007	$(10)	$39,233	$(172)	$43,240	$(182)
U.S. Agency MBS and CMOs	2,857	(15)	1,282	(12)	4,139	(27)
Tax-exempt state and municipal bonds	447	—	—	—	447	—
Taxable state and municipal bonds	3,036	(7)	6,729	(17)	9,765	(24)
Corporate bonds and other debt securities	—	—	1,253	(7)	1,253	(7)
Total	$10,347	$(32)	$48,497	$(208)	$58,844	$(240)

Held to Maturity
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$1,974	$(26)	$82,895	$(1,622)	$84,869	$(1,648)
U.S. Agency MBS and CMOs	1,728	(13)	18,712	(481)	20,440	(494)
Tax-exempt state and municipal bonds	8,987	(69)	10,785	(262)	19,772	(331)
Taxable state and municipal bonds	4,035	(19)	37,021	(671)	41,056	(690)
Corporate bonds and other debt securities	2,698	(12)	8,170	(118)	10,868	(130)
Total temporarily impaired	$19,422	$(139)	$157,583	$(3,154)	$177,005	$(3,293)

Held to Maturity
Tax-exempt state and municipal bonds	$8,533	$(76)	$4,683	$(241)	$13,216	$(317)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At September 30, 2019, 62 securities available for sale with fair values totaling $58.8 million had unrealized losses totaling $240,000.  There were no  securities held to maturity with  unrealized losses at September 30, 2019.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any if its investment securities before a recovery of cost.  Management determined that the unrealized losses for the three and nine month periods ended September 30, 2019 and 2018 were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $3.0 million and $1.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at September 30, 2019 and December 31, 2018, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Commercial and industrial	$492,085	$513,345
Commercial real estate:
Residential developed	15,516	14,825
Unsecured to residential developers	—	—
Vacant and unimproved	36,083	44,169
Commercial development	677	712
Residential improved	114,147	98,500
Commercial improved	292,976	295,618
Manufacturing and industrial	121,069	114,887
Total commercial real estate	580,468	568,711
Consumer
Residential mortgage	225,012	238,174
Unsecured	303	130
Home equity	73,746	78,503
Other secured	5,613	6,795
Total consumer	304,674	323,602
Total loans	1,377,227	1,405,658
Allowance for loan losses	(17,145)	(16,876)
	$1,360,082	$1,388,782

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended September 30, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,231	$6,309	$3,296	$50	$16,886
Charge-offs	—	—	(48)	—	(48)
Recoveries	233	51	23	—	307
Provision for loan losses	23	105	(105)	(23)	—
Ending Balance	$7,487	$6,465	$3,166	$27	$17,145

Three months ended September 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,149	$6,876	$3,651	$19	$16,695
Charge-offs	—	—	(30)	—	(30)
Recoveries	17	71	50	—	138
Provision for loan losses	(25)	23	(10)	12	—
Ending Balance	$6,141	$6,970	$3,661	$31	$16,803

Nine months ended September 30, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,856	$6,544	$3,449	$27	$16,876
Charge-offs	—	(132)	(114)	—	(246)
Recoveries	510	342	113	—	965
Provision for loan losses	121	(289)	(282)	—	(450)
Ending Balance	$7,487	$6,465	$3,166	$27	$17,145

Nine months ended September 30, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,478	$6,590	$3,494	$38	$16,600
Charge-offs	(66)	—	(90)	—	(156)
Recoveries	106	530	123	—	759
Provision for loan losses	(377)	(150)	134	(7)	(400)
Ending Balance	$6,141	$6,970	$3,661	$31	$16,803

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method (dollars in thousands):

September 30, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,184	$35	$411	$—	$1,630
Collectively evaluated for impairment	6,303	6,430	2,755	27	15,515
Total ending allowance balance	$7,487	$6,465	$3,166	$27	$17,145
Loans:
Individually reviewed for impairment	$4,901	$3,034	$5,561	$—	$13,496
Collectively evaluated for impairment	487,184	577,434	299,113	—	1,363,731
Total ending loans balance	$492,085	$580,468	$304,674	$—	$1,377,227

December 31, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$449	$181	$468	$—	$1,098
Collectively evaluated for impairment	6,407	6,363	2,981	27	15,778
Total ending allowance balance	$6,856	$6,544	$3,449	$27	$16,876
Loans:
Individually reviewed for impairment	$7,375	$3,499	$6,347	$—	$17,221
Collectively evaluated for impairment	505,970	565,212	317,255	—	1,388,437
Total ending loans balance	$513,345	$568,711	$323,602	$—	$1,405,658

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2019 (dollars in thousands):

September 30, 2019	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$1,230	$1,230	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	484	484	—
Commercial improved	1,467	1,467	—
Manufacturing and industrial	—	—	—
	1,951	1,951	—
Consumer:
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
	—	—	—
Total with no related allowance recorded	$3,181	$3,181	$—
With an allowance recorded:
Commercial and industrial	$3,671	$3,671	$1,184
Commercial real estate:
Residential developed	79	79	3
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	57	57	6
Commercial improved	584	584	15
Manufacturing and industrial	363	363	11
	1,083	1,083	35
Consumer:
Residential mortgage	4,408	4,408	326
Unsecured	217	217	16
Home equity	913	913	67
Other secured	23	23	2
	5,561	5,561	411
Total with an allowance recorded	$10,315	$10,315	$1,630
Total	$13,496	$13,496	$1,630

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Average of impaired loans during the period:
Commercial and industrial	$3,781	$4,089	$5,304	$4,968
Commercial real estate:
Residential developed	146	174	161	176
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	62	259	107	227
Commercial development	—	—	—	42
Residential improved	538	389	421	1,007
Commercial improved	2,071	3,273	2,187	3,444
Manufacturing and industrial	366	392	372	348
Consumer	5,599	6,701	5,900	7,418
Interest income recognized during impairment:
Commercial and industrial	174	445	692	701
Commercial real estate	45	34	141	170
Consumer	70	72	210	227
Cash-basis interest income recognized
Commercial and industrial	160	457	707	716
Commercial real estate	48	39	149	168
Consumer	71	71	210	223

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2019 and December 31, 2018:

September 30, 2019	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	102	—
Commercial improved	—	—
Manufacturing and industrial	—	—
	102	—
Consumer:
Residential mortgage	109	—
Unsecured	—	—
Home equity	—	—
Other secured	—	—
	109	—
Total	$211	$—

December 31, 2018	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$874	$—
Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	15	—
Commercial improved	303	—
Manufacturing and industrial	—	—
	318	—
Consumer:
Residential mortgage	111	—
Unsecured	—	—
Home equity	—	1
Other secured	—	—
	111	1
Total	$1,303	$1

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loans (dollars in thousands):

September 30, 2019	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$65	$—	$65	$492,020	$492,085
Commercial real estate:
Residential developed	—	—	—	15,516	15,516
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	36,083	36,083
Commercial development	—	—	—	677	677
Residential improved	—	16	16	114,131	114,147
Commercial improved	—	—	—	292,976	292,976
Manufacturing and industrial	—	—	—	121,069	121,069
	—	16	16	580,452	580,468
Consumer:
Residential mortgage	2	107	109	224,903	225,012
Unsecured	5	—	5	298	303
Home equity	—	—	—	73,746	73,746
Other secured	12	—	12	5,601	5,613
	19	107	126	304,548	304,674
Total	$84	$123	$207	$1,377,020	$1,377,227

December 31, 2018	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$513,345	$513,345
Commercial real estate:
Residential developed	—	—	—	14,825	14,825
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	57	—	57	44,112	44,169
Commercial development	—	—	—	712	712
Residential improved	86	16	102	98,398	98,500
Commercial improved	100	303	403	295,215	295,618
Manufacturing and industrial	—	—	—	114,887	114,887
	243	319	562	568,149	568,711
Consumer:
Residential mortgage	—	110	110	238,064	238,174
Unsecured	7	—	7	123	130
Home equity	67	1	68	78,435	78,503
Other secured	130	—	130	6,665	6,795
	204	111	315	323,287	323,602
Total	$447	$430	$877	$1,404,781	$1,405,658

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $1,630,000 and $1,098,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2019 and December 31, 2018, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	7	$4,901	18	$6,502
Commercial real estate	17	3,005	22	3,305
Consumer	70	5,390	83	6,346
	94	$13,296	123	$16,153

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of September 30, 2019 and December 31, 2018.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	September 30, 2019	December 31, 2018
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	8,795	10,336
Accruing TDR - upgraded to accruing after six consecutive payments	4,399	5,693
	$13,194	$16,029

The following tables present information regarding troubled debt restructurings executed during the three and nine month periods ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	2	$244	$—
Commercial real estate	—	—	—	—	—	—
Consumer	—	—	—	3	147	—
	$—	$—	$—	5	$391	$—

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	2	$244	$—
Commercial real estate	—	—	—	3	492	—
Consumer	1	24	—	7	239	—
	1	$24	$—	12	$975	$—

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

Payment defaults on TDRs have been minimal and during the three and nine month periods ended September 30, 2019 and 2018, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of September 30, 2019 and December 31, 2018, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

September 30, 2019	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$18,769	$149,554	$288,334	$15,893	$4,535	$—	$—	$492,085
Commercial real estate:
Residential developed	—	—	312	15,204	—	—	—	—	15,516
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	4,702	6,886	22,651	1,844	—	—	—	36,083
Commercial development	—	—	81	596	—	—	—	—	677
Residential improved	—	—	20,099	93,385	228	333	102	—	114,147
Commercial improved	—	6,238	68,713	214,247	3,421	357	—	—	292,976
Manufacturing & industrial	—	3,018	37,376	76,169	4,506	—	—	—	121,069
	$15,000	$32,727	$283,021	$710,586	$25,892	$5,225	$102	$—	$1,072,553

December 31, 2018	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$15,708	$164,901	$299,622	$11,186	$6,054	$874	$—	$513,345
Commercial real estate:
Residential developed	—	—	—	14,220	605	—	—	—	14,825
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	7,635	3,543	30,688	2,303	—	—	—	44,169
Commercial development	—	—	86	626	—	—	—	—	712
Residential improved	—	—	19,645	78,337	311	192	15	—	98,500
Commercial improved	—	5,292	62,756	222,152	4,751	364	303	—	295,618
Manufacturing & industrial	—	3,372	24,799	81,261	5,455	—	—	—	114,887
	$15,000	$32,007	$275,730	$726,906	$24,611	$6,610	$1,192	$—	$1,082,056

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	September 30, 2019	December 31, 2018
Not classified as impaired	$—	$—
Classified as impaired	5,327	7,802
Total commercial loans classified substandard or worse	$5,327	$7,802

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

September 30, 2019	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$224,903	$303	$73,746	$5,613
Nonperforming	109	—	—	—
Total	$225,012	$303	$73,746	$5,613

December 31, 2018	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$238,064	$130	$78,502	$6,795
Nonperforming	110	—	1	—
Total	$238,174	$130	$78,503	$6,795

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018	Nine Months Ended September 30, 2018
Beginning balance	$4,183	$9,140	$9,140
Additions, transfers from loans	—	293	293
Proceeds from sales of other real estate owned	(340)	(2,212)	(2,146)
Valuation allowance reversal upon sale	(171)	(2,893)	(2,891)
Gain / (loss) on sales of other real estate owned	79	(145)	(158)
	3,751	4,183	4,238
Less: valuation allowance	(642)	(803)	(773)
Ending balance	$3,109	$3,380	$3,465

Activity in the valuation allowance was as follows (dollars in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Beginning balance	$803	$3,373
Additions charged to expense	10	291
Reversals upon sale	(171)	(2,891)
Ending balance	$642	$773

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
U.S. Treasury and federal agency securities	$79,392	$—	$79,392	$—
U.S. Agency MBS and CMOs	35,099	—	35,099	—
Tax-exempt state and municipal bonds	46,474	—	46,474	—
Taxable state and municipal bonds	43,754	—	43,754	—
Corporate bonds and other debt securities	5,176	—	5,176	—
Other equity securities	1,488	—	1,488	—
Loans held for sale	1,317	—	1,317	—
Interest rate swaps	2,361	—	—	2,361
Interest rate swaps	(2,361)	—	—	(2,361)

December 31, 2018
U.S. Treasury and federal agency securities	$95,398	$—	$95,398	$—
U.S. Agency MBS and CMOs	32,890	—	32,890	—
Tax-exempt state and municipal bonds	45,127	—	45,127	—
Taxable state and municipal bonds	45,934	—	45,934	—
Corporate bonds and other debt securities	7,637	—	7,637	—
Other equity securities	1,438	—	1,438	—
Loans held for sale	415	—	415	—
Interest rate swaps	700	—	—	700
Interest rate swaps	(700)	—	—	(700)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Impaired loans	$3,358	$—	$—	$3,358
Other real estate owned	808	—	—	808

December 31, 2018
Impaired loans	$3,211	$—	$—	$3,211
Other real estate owned	1,205	—	—	1,205

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):
	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
September 30, 2019
Impaired Loans	$3,358	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 30.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	808	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2018
Impaired Loans	$3,211	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	1,205	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at September 30, 2019 and December 31, 2018 (dollars in thousands):
	Level in	September 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$50,870	$50,870	$40,526	$40,526
Cash equivalents	Level 2	319,566	319,566	130,758	130,758
Securities held to maturity	Level 3	81,995	85,109	70,334	71,505
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,356,724	1,398,186	1,385,571	1,403,005
Bank owned life insurance	Level 3	41,960	41,960	41,185	41,185
Accrued interest receivable	Level 2	5,335	5,335	5,279	5,279
Financial liabilities
Deposits	Level 2	(1,820,140)	(1,821,372)	(1,676,739)	(1,677,634)
Other borrowed funds	Level 2	(60,000)	(60,997)	(60,000)	(59,092)
Long-term debt	Level 2	(41,238)	(37,173)	(41,238)	(37,046)
Accrued interest payable	Level 2	(552)	(552)	(503)	(503)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Noninterest-bearing demand	$501,731	$485,530
Interest bearing demand	520,763	456,260
Savings and money market accounts	648,256	609,425
Certificates of deposit	149,390	125,524
	$1,820,140	$1,676,739

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $37.1 million at September 30, 2019 and $39.6 million at December 31, 2018.

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
September 30, 2019
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable advances	20,000	November 2024	1.81%
	$60,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2018
Single maturity fixed rate advances	$40,000	February 2019 to July 2024	2.27%
Putable advances	20,000	November 2024	1.81%
	$60,000

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $517.4 million and $476.4 million under a blanket lien arrangement at September 30, 2019 and December 31, 2018, respectively.

Scheduled repayments of FHLB advances as of September 30, 2019 were as follows (in thousands):

2019	$—
2020	—
2021	10,000
2022	—
2023	10,000
Thereafter	40,000
$60,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at September 30, 2019 and December 31, 2018, and the Company had approximately $13.6 million and $16.9 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $16.0 million and $18.2 million at September 30, 2019 and December 31, 2018, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2019 and 2018 are as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net income available to common shares	$8,158	$6,852	$23,807	$19,336
Weighted average shares outstanding, including participating stock awards - Basic	34,060,796	34,014,319	34,048,087	34,013,813
Dilutive potential common shares:
Stock options	—	—	—	396
Weighted average shares outstanding - Diluted	34,060,796	34,014,319	34,048,087	34,014,209
Basic earnings per common share	$0.24	$0.20	$0.70	$0.57
Diluted earnings per common share	$0.24	$0.20	$0.70	$0.57

There were no antidilutive shares of common stock in the three and nine month periods ended September 30, 2019 and 2018.

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Current	$1,971	$1,432	$5,290	$3,663
Deferred	(89)	138	222	565
	$1,882	$1,570	$5,512	$4,228

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Statutory rate	21%	21%	21%	21%
Statutory rate applied to income before taxes	$2,108	$1,769	$6,157	$4,948
Deduct
Tax-exempt interest income	(183)	(171)	(523)	(533)
Bank-owned life insurance	(53)	(50)	(155)	(150)
Other, net	10	22	33	(37)
	$1,882	$1,570	$5,512	$4,228

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At September 30, 2019 and December 31, 2018, a valuation allowance of $92,000 was established for a capital loss carryforward related to the liquidation of assets of a partnership interest the Bank acquired through a loan settlement.  Management believes it is more likely than not that all of the remaining deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	September 30, 2019	December 31, 2018
Deferred tax assets
Allowance for loan losses	$3,601	$3,544
Nonaccrual loan interest	195	268
Valuation allowance on other real estate owned	184	218
Unrealized loss on securities available for sale	—	606
Other	259	302
Gross deferred tax assets	4,239	4,938
Valuation allowance	(92)	(92)
Total net deferred tax assets	4,147	4,846
Deferred tax liabilities
Depreciation	(1,099)	(1,005)
Prepaid expenses	(200)	(200)
Unrealized gain on securities available for sale	(455)	—
Other	(296)	(261)
Gross deferred tax liabilities	(2,050)	(1,466)
Net deferred tax asset	$2,097	$3,380

There were no unrecognized tax benefits at September 30, 2019 or December 31, 2018 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2015.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	September 30, 2019	December 31, 2018
Commitments to make loans	$102,604	$77,391
Letters of credit	18,332	15,802
Unused lines of credit	487,236	486,203

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $17.6 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, approximately 51% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of September 30, 2019, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At September 30, 2019 and December 31, 2018, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
CET1 capital (to risk weighted assets)
Consolidated	$210,074	13.2%	$71,453	4.5%	$111,150	7.0%	N/A	N/A
Bank	243,017	15.3	71,450	4.5	111,144	7.0	$103,205	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	250,074	15.8	95,271	6.0	134,967	8.5	N/A	N/A
Bank	243,017	15.3	95,266	6.0	134,960	8.5	127,021	8.0
Total capital (to risk weighted assets)
Consolidated	267,219	16.8	127,028	8.0	166,724	10.5	N/A	N/A
Bank	260,162	16.4	127,021	8.0	166,716	10.5	158,777	10.0
Tier 1 capital (to average assets)
Consolidated	250,074	12.2	81,878	4.0	N/A	N/A	N/A	N/A
Bank	243,017	11.9	81,817	4.0	N/A	N/A	102,271	5.0

December 31, 2018
CET1 capital (to risk weighted assets)
Consolidated	$193,131	12.0%	$72,381	4.5%	$102,540	6.4%	N/A	N/A
Bank	226,531	14.1	72,371	4.5	102,526	6.4	$104,536	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	233,131	14.5	96,508	6.0	126,667	7.9	N/A	N/A
Bank	226,531	14.1	96,495	6.0	126,649	7.9	128,660	8.0
Total capital (to risk weighted assets)
Consolidated	250,007	15.5	128,678	8.0	158,837	9.9	N/A	N/A
Bank	243,407	15.1	128,660	8.0	158,814	9.9	160,825	10.0
Tier 1 capital (to average assets)
Consolidated	233,131	12.1	76,963	4.0	N/A	N/A	N/A	N/A
Bank	226,531	11.8	76,902	4.0	N/A	N/A	96,128	5.0

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2019 and December 31, 2018, respectively, qualified as Tier 1 capital. Refer to our 2018 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at September 30, 2019 and December 31, 2018.

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

At September 30, 2019, we had total assets of $2.14 billion, total loans of $1.38 billion, total deposits of $1.82 billion and shareholders' equity of $211.8 million.  For the three months ended September 30, 2019, we recognized net income of $8.2 million compared to $6.9 million for the same period in 2018.  For the nine months ended September 30, 2019, we recognized net income of $23.8 million compared to $19.3 million for the same period in 2018.  The Bank was categorized as “well capitalized” under regulatory capital standards at September 30, 2019.

We paid a dividend of $0.06 per share in the first, second and third quarters of 2018 and $0.07 per share in the fourth quarter of 2018 and in the first, second and third quarters of 2019.

RESULTS OF OPERATIONS

Summary:  Net income for the three months ended September 30, 2019 was $8.2 million, compared to $6.9 million for the same period in 2018.  Net income per share on a diluted basis for the three months ended September 30, 2019 was $0.24 compared to $0.20 for the same period in 2018.  Net income for the nine months ended September 30, 2019 was $23.8 million, compared to $19.3 million for the same period in 2018.  Net income per share on a diluted basis for the nine months ended September 30, 2019 was $0.70 compared to $0.57 for the same period in 2018.

The increase in earnings in both the three and nine months ended September 30, 2019 compared to the same periods in 2018 was due primarily to increased net interest income and increased gains on sales of mortgage loans.  Net interest income increased to $15.8 million in the three months ended September 30, 2019 compared to $15.2 million in the same period in 2018.  Net interest income increased to $47.8 million in the nine months ended September 30, 2019 compared to $44.0 million in the nine months ended September 30, 2018.  Gains on sales of mortgage loans were $824,000 in the three months ended September 30, 2019, compared to $270,000 in the same period in 2018 and were $1.7 million in the nine months ended September 30, 2019 compared to $633,000 in the same period in 2018.

Other items impacting earnings included nonperforming asset expenses (including administration costs and losses), which were $46,000 for the three months ended September 30, 2019 compared to $108,000 for the same period in 2018. No provision for loan losses was recorded for the three months ended September 30, 2019 or for the same period in 2018.  We again were in a net loan recovery position for the three months ended September 30, 2019, with $259,000 in net loan recoveries, compared to $108,000 in net loan recoveries in the same period in 2018.  We were also in a net loan recovery position for the year-to-date periods, with $719,000 in net loan recoveries in the nine months ended September 30, 2019 compared to $603,000 in the same period in 2018.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $15.8 million for the three months ended September 30, 2019 compared to $15.2 million for the same period in 2018.  Net interest income increased to $47.8 million in the nine months ended September 30, 2019 compared to $44.0 million in the nine months ended September 30, 2018.

Net interest income was positively impacted in the three months ended September 30, 2019 by an increase in average earning assets of $121.7 million compared to the same period in 2018.  Also, our average yield on earning assets for the three months ended September 30, 2019 increased 4 basis points compared to the same period in 2018 from 3.92% to 3.96%. For the nine months ended September 30, 2019, our average earning assets increased by $109.6 million compared to the same period in 2018, while our average yield on earning assets increased 27 basis points compared to the same period in 2018 from 3.85% to 4.12%.

Net interest income for the third quarter of 2019 increased $674,000 compared to the same period in 2018.  Of this increase, $555,000 was due to changes in rates earned or paid, while $119,000 was from changes in the volume of average interest assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which increased by $642,000 in the third quarter of 2019 compared to the same period in 2018.  Of the $642,000 increase in interest income on commercial loans, $196,000 was due to increases in rates earned and $446,000 was due to increases in average balances.

Average interest earning assets totaled $1.92 billion for the three months ended September 30, 2019 compared to $1.80 billion for the same period in 2018. An increase of $37.6 million in average loans and an increase of $100.6 million in average federal funds sold and other short-term investments between periods were the primary drivers of the increase.  The net interest margin was 3.29% for the three months ended September 30, 2019 compared to 3.37% for the same period in 2018.  Yield on commercial loans increased from 4.60% for the three months ended September 30, 2018 to 4.67% for the same period in 2019.  Yield on residential mortgage loans increased from 3.58% for the three months ended September 30, 2018 to 3.73% for the same period in 2019, while yields on consumer loans increased from 4.87% for the third quarter of 2018 to 5.22% for the third quarter of 2019.  The increases in yields on commercial loans and consumer loans, in particular, were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which increased throughout 2018.

Index
The Federal Reserve Board increased the target federal funds rate by 100 basis points in 2018.  These increases have had a net positive impact on our net interest margin position as more loans repriced at the higher rate than our funding sources.  The Federal Reserve Board reduced the target federal funds rate by 25 basis points at the end of July 2019.  This had a slight negative impact on our net interest margin in the third quarter of 2019.  The Federal Reserve Board reduced the target federal funds rate by another 25 basis points late in the third quarter of 2019.  We expect this to have a slight negative effect on our net interest margin in the fourth quarter of 2019.

The cost of funds increased to 0.96% in the third quarter of 2019 compared to 0.81% in the third quarter of 2018. For the first nine months of 2019, the cost of funds increased to 0.99% compared to 0.71% for the same period in 2018.  Increases in the rates paid on our interest-bearing checking, savings and money market accounts in response to the federal funds rate increases over the past two years caused the increase in our cost of funds.

In the third quarter of 2019, the asset yields did not increase as much as total cost of funds, resulting in a decrease in net interest margin of 8 basis points.  The change in the mix of interest earning assets was the primary reason for smaller increase in asset yields in the quarter.  We experienced a $100.6 million increase in average federal funds sold and other short-term investments which are lower yielding assets, while we had a smaller increase ($21.2 million) in our other higher yielding assets.

The following table shows an analysis of net interest margin for the three month periods ended September 30, 2019 and 2018 (dollars in thousands):

	For the three months ended September 30,
	2019			2018
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$171,290	$968	2.26%	$180,648	$945	2.09%
Tax-exempt securities (1)	126,820	919	3.73	120,082	846	3.63
Commercial loans (2)	1,039,518	12,408	4.67	1,001,930	11,766	4.60
Residential mortgage loans	230,391	2,150	3.73	238,092	2,138	3.58
Consumer loans	79,372	1,045	5.22	85,445	1,049	4.87
Federal Home Loan Bank stock	11,558	159	5.37	11,558	129	4.39
Federal funds sold and other short-term investments	262,397	1,430	2.13	161,845	814	1.97
Total interest earning assets (1)	1,921,346	19,079	3.96	1,799,600	17,687	3.92
Noninterest earning assets:
Cash and due from banks	35,471			33,403
Other	92,189			82,652
Total assets	$2,049,006			$1,915,655
Liabilities
Deposits:
Interest bearing demand	$455,799	$342	0.30%	$413,775	$330	0.32%
Savings and money market accounts	632,632	1,236	0.78	595,887	890	0.60
Time deposits	152,091	765	1.99	110,303	389	1.40
Borrowings:
Other borrowed funds	60,000	349	2.27	72,989	364	1.95
Long-term debt	41,238	551	5.23	41,238	552	5.24
Total interest bearing liabilities	1,341,760	3,243	0.96	1,234,192	2,525	0.81
Noninterest bearing liabilities:
Noninterest bearing demand accounts	488,135			494,186
Other noninterest bearing liabilities	11,080			5,948
Shareholders' equity	208,031			181,329
Total liabilities and shareholders' equity	$2,049,006			$1,915,655
Net interest income		$15,836			$15,162
Net interest spread (1)			3.00%			3.11%
Net interest margin (1)			3.29%			3.37%
Ratio of average interest earning assets to average interest bearing liabilities	143.20%			145.81%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at September 30, 2019 and 2018.
(2)
Includes loan fees of $146,000 and $199,000 for the three months ended September 30, 2019 and 2018, respectively.  Includes average nonaccrual loans of approximately $210,000 and $124,000 for the three months ended September 30, 2019 and 2018, respectively.

Index
The following table shows an analysis of net interest margin for the nine month periods ended September 30, 2019 and 2018 (dollars in thousands):

	For the nine months ended September 30,
	2019			2018
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$177,969	$2,952	2.21%	$179,914	$2,730	2.03%
Tax-exempt securities (1)	120,505	2,623	3.73	126,787	2,627	3.55
Commercial loans (2)	1,055,873	38,428	4.80	1,002,871	33,848	4.45
Residential mortgage loans	234,823	6,541	3.71	234,666	6,234	3.54
Consumer loans	81,222	3,211	5.29	85,068	2,986	4.69
Federal Home Loan Bank stock	11,558	475	5.42	11,558	447	5.10
Federal funds sold and other short-term investments	190,245	3,278	2.27	121,750	1,670	1.81
Total interest earning assets (1)	1,872,195	57,508	4.12	1,762,614	50,542	3.85
Noninterest earning assets:
Cash and due from banks	31,649			31,131
Other	88,587			84,552
Total assets	$1,992,431			$1,878,297
Liabilities
Deposits:
Interest bearing demand	$442,789	$1,175	0.36%	$401,193	$729	0.24%
Savings and money market accounts	619,861	3,678	0.79	602,421	2,273	0.51
Time deposits	146,142	2,113	1.94	104,585	919	1.18
Borrowings:
Other borrowed funds	59,954	1,020	2.24	77,906	1,056	1.79
Long-term debt	41,238	1,710	5.47	41,238	1,567	5.02
Total interest bearing liabilities	1,309,984	9,696	0.99	1,227,343	6,544	0.71
Noninterest bearing liabilities:
Noninterest bearing demand accounts	472,345			467,727
Other noninterest bearing liabilities	9,255			5,869
Shareholders' equity	200,847			177,358
Total liabilities and shareholders' equity	$1,992,431			$1,878,297
Net interest income		$47,812			$43,998
Net interest spread (1)			3.13%			3.14%
Net interest margin (1)			3.43%			3.36%
Ratio of average interest earning assets to average interest bearing liabilities	142.92%			143.61%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at September 30, 2019 and 2018.
(2)
Includes loan fees of $660,000 and $496,000 for the nine months ended September 30, 2019 and 2018, respectively. Includes average nonaccrual loans of approximately $431,000 and $249,000 for the nine months ended September 30, 2019 and 2018, respectively.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate (dollars in thousands):

	For the three months ended September 30, 2019 vs 2018 Increase (Decrease) Due to			For the nine months ended September 30, 2019 vs 2018 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Taxable securities	$(229)	$252	$23	$(47)	$269	$222
Tax-exempt securities	48	25	73	(227)	223	(4)
Commercial loans	446	196	642	1,845	2,735	4,580
Residential mortgage loans	(298)	310	12	4	303	307
Consumer loans	(301)	297	(4)	(206)	431	225
Federal Home Loan Bank stock	—	30	30	—	28	28
Federal funds sold and other short-term investments	543	73	616	1,105	503	1,608
Total interest income	209	1,183	1,392	2,474	4,492	6,966
Interest expense
Interest bearing demand	$106	$(94)	$12	$82	$364	$446
Savings and money market accounts	58	288	346	68	1,337	1,405
Time deposits	177	199	376	455	739	1,194
Other borrowed funds	(251)	236	(15)	(354)	318	(36)
Long-term debt	—	(1)	(1)	—	143	143
Total interest expense	90	628	718	251	2,901	3,152
Net interest income	$119	$555	$674	$2,223	$1,591	$3,814

Provision for Loan Losses: The provision for loan losses was $0 in the three months ended September 30, 2019 and in the same period in 2018.  The provisions for loan losses for each period were the result of continued stabilization of real estate values on problem credits, continued improvement in asset quality metrics and net loan recoveries of $259,000 in the three months ended September 30, 2019 and $108,000 in the same period in 2018.  The provision for loan losses for the first nine months of 2019 was a negative $450,000 compared to a negative $400,000 for the same period in 2018.

Gross loan recoveries were $307,000 for the three months ended September 30, 2019 and $138,000 for the same period in 2018.  In the three months ended September 30, 2019, we had $48,000 in charge-offs, compared to $30,000 in the same period in 2018.  For the nine months ended September 30, 2019, we experienced gross loan recoveries of $965,000 compared to $759,000 for the same period in 2018.  Gross charge-offs for the nine months ended September 30, 2019 were $246,000 compared to $156,000 for the same period in 2018.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three and nine month periods ended September 30, 2019 was $5.2 million and $14.6 million compared to $4.5 million and $13.1 million for the same periods in 2018, respectively.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Service charges and fees on deposit accounts	$1,139	$1,132	$3,267	$3,242
Net gains on mortgage loans	824	270	1,650	633
Trust fees	920	889	2,813	2,759
Gain as sales of securities	—	—	—	—
ATM and debit card fees	1,469	1,426	4,276	4,117
Bank owned life insurance (“BOLI”) income	252	239	737	715
Investment services fees	286	229	934	724
Other income	323	314	962	908
Total noninterest income	$5,213	$4,499	$14,639	$13,098

Index
Net gains on mortgage loans were up $554,000 in the three months ended September 30, 2019 and were up $1.0 million in the nine months ended September 30, 2019 compared to the same periods in 2018 as a result of an increase in the volume of loans originated for sale in the 2019 periods due to a lower interest rate environment, spurring more refinancing of long-term fixed rate loans which we sell into the secondary market.  Mortgage loans originated for sale in the three months ended September 30, 2019 were $24.9 million, compared to $8.4 million in the same period in 2018.  Mortgage loans originated for portfolio in the three months ended September 30, 2019 were $14.2 million, compared to $16.8 million in the same period in 2018.  For the first nine months of 2019, mortgages originated for sale were $53.7 million, compared to $23.6 million for the same period in 2018.  Mortgage loans originated for portfolio in the first nine months of 2019 were $29.2 million, compared to $37.4 million for the same period in 2018.

Investment services fees were up in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively, due to success in growing the number of investment services customer relationships we have and favorable investment market value changes. ATM and debit card fees were up in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively, due to higher volume of usage by our customers.

Noninterest Expense: Noninterest expense decreased by $230,000 to $11.0 million for the three month period ended September 30, 2019 as compared to the same period in 2018.  Noninterest expense decreased to $33.6 million for the nine months ended September 30, 2019 compared to $33.9 million for the same period in 2018.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Salaries and benefits	$6,272	$6,360	$18,895	$18,942
Occupancy of premises	966	939	3,055	2,984
Furniture and equipment	887	760	2,597	2,338
Legal and professional	211	188	652	606
Marketing and promotion	228	228	689	685
Data processing	735	747	2,226	2,239
FDIC assessment	—	127	239	391
Interchange and other card expense	347	361	1,057	1,053
Bond and D&O insurance	103	111	309	330
Net (gains) losses on repossessed and foreclosed properties	—	26	(69)	450
Administration and disposition of problem assets	46	82	183	202
Outside services	403	499	1,348	1,299
Other noninterest expense	811	811	2,401	2,413
Total noninterest expense	$11,009	$11,239	$33,582	$33,932

Most categories of noninterest expense were relatively unchanged in the three months ended September 30, 2019 compared to the same period in 2018 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased by $88,000 in the three months ended September 30, 2019 from the same period in 2018. This decrease is primarily due to a reduction in costs associated with employee medical and dental insurance, due to a lower level of claims experience in 2019, partially offset by a higher level of variable based compensation. Variable based compensation was up $91,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to higher sales of mortgage production and investment products.  For the first nine months of 2019, salaries and benefits were down $47,000 compared to the same period in 2018, primarily due to lower employee medical and dental insurance costs as well as staff turnover not immediately replaced.

Occupancy expenses were up $27,000 in the three months ended September 30, 2019 and were up $71,000 in the nine months ended September 30, 2019 compared to the same periods in 2018 due to higher property taxes and maintenance costs incurred associated with certain branch facilities.  Furniture and equipment expenses were up $127,000 in the three months ended September 30, 2019 and were up $259,000 in the nine months ended September 30, 2019 compared to the same periods in 2018 due to costs associated with the implementation of an instant issue card system, allowance for loan losses software and enhanced security and fraud prevention software and related service.

Our FDIC assessment costs decreased by $127,000 in the three months ended September 30, 2019 compared to the same period in 2018 due to FDIC assessment credits applied in the third quarter 2019.  In January 2019, the FDIC notified us that the Bank would receive an assessment credit of approximately $400,000 to offset future assessments as the FDIC Deposit Insurance Fund had exceeded its target ratio of 1.35% as of September 30, 2018. However, in March 2019, the FDIC provided an update that the Deposit Insurance Fund ratio was 1.36% at December 31, 2018, below the 1.38% threshold required for assessment credits to be applied.  The Deposit Insurance Fund ratio was again below 1.38% at the end of the first quarter of 2019.  As such, the Bank recognized FDIC assessment expense in the first and second quarters of 2019.  The ratio exceeded 1.38% at June 30, 2019, so assessment credits were applied against our assessment due for the third quarter of 2019, resulting in $0 expense for the quarter.  Future expense may continue to be reduced by these assessment credits depending on the level of the Deposit Insurance Fund, until they are fully utilized.

Index
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

These costs are itemized in the following table (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Legal and professional – nonperforming assets	$19	$29	$88	$51
Repossessed and foreclosed property administration	27	53	95	152
Net (gains) losses on repossessed and foreclosed properties	—	26	(69)	449
Total	$46	$108	$114	$652

As the level of problem loans and assets has declined, the costs associated with these nonperforming assets have decreased significantly over the past several years.  Other real estate owned decreased from $3.5 million at September 30, 2018 to $3.1 million at September 30, 2019.

Net (gains) losses on repossessed assets and foreclosed properties for the three month period ended September 30, 2019 improved by $26,000 compared to the same period in 2018.  For the first nine months of 2019, net (gains) losses improved by $518,000 compared to the same period in 2018.  These improvements were due to an improvement in net (gains) losses and lower writedowns in valuation of other real estate properties in these periods. There were no valuation writedowns in the three month period ended September 30, 2019 as well as in the three month period ended September 30, 2018.  In the nine month period ended September 30, 2019, valuation writedowns totaled $10,000 compared to valuation writedowns of $291,000 for the same period in 2018. In the three month period ended September 30, 2019, net realized gains totaled $0, compared to net realized losses of $26,000 for the same period in 2018. For the nine months ended September 30, 2019, net realized gains totaled $79,000, compared to net realized losses of $132,000 for the same period in 2018.

Federal Income Tax Expense: We recorded $1.9 million and $5.5 million in federal income tax expense for the three and nine month periods ended September 30, 2019 compared to $1.6 million and $4.2 million for the same periods in 2018.  Our effective tax rates for the three and nine month periods ended September 30, 2019 were 18.75% and 18.80%, respectively, compared to 18.64% and 17.94%, respectively for the same periods in 2018.  The increase in the effective tax rate in the 2019 periods compared the same periods in the prior year was partially due to having similar amounts of tax exempt income in all periods while taxable income increased significantly in the 2019 periods.

FINANCIAL CONDITION

Total assets were $2.14 billion at September 30, 2019, an increase of $169.4 million from December 31, 2018. This change reflected increases of $199.2 million in cash and cash equivalents and $11.7 million in securities held to maturity, partially offset by decreases of $28.4 million in our loan portfolio, and $17.1 million in securities available for sale.  Total deposits increased by $143.4 million at September 30, 2019 compared to December 31, 2018.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $370.4 million at September 30, 2019 compared to $171.3 million at December 31, 2018.  The increase in these balances related primarily to the decrease in our loan portfolio while total deposits, on the funding side of the balance sheet, increased by $143.4 million.

Securities: Debt securities available for sale were $209.9 million at September 30, 2019 compared to $227.0 million at December 31, 2018. The balance at September 30, 2019 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $70.3 million at December 31, 2018 and $82.0 million at September 30, 2019.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $28.4 million in the first nine months of 2019 and were $1.38 billion at September 30, 2019 compared to $1.41 billion at December 31, 2018. During the first nine months of 2019, our commercial portfolio decreased by $9.5 million, while our consumer portfolio decreased by $5.7 million and our residential mortgage portfolio decreased by $13.2 million.

Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first nine months of 2019 decreased $22.5 million compared to the same period in 2018 and from $51.7 million in the first nine months of 2018 to $29.2 million in the same period in 2019.

The volume of residential mortgage loans originated for sale in the first nine months of 2019 increased $30.1 million compared to the same period in 2018. Residential mortgage loans originated for sale were $53.7 million in the first nine months of 2019 compared to $23.6 million in the first nine months of 2018.

Index
The following table shows our loan origination activity for loans to be held in portfolio during the first nine months of 2019 and 2018, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$6,042	2.1%	302	$15,069	4.2%	$753
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	2,179	0.7	436	17,823	4.9	938
Commercial development	—	—	—	350	0.1	175
Residential improved	39,059	13.6	315	59,858	16.7	457
Commercial improved	54,463	18.9	1,184	28,233	7.9	576
Manufacturing and industrial	14,384	5.0	899	38,827	10.8	1,252
Total commercial real estate	116,127	40.3	550	160,160	44.6	636
Commercial and industrial	110,289	38.3	702	111,166	31.0	537
Total commercial	226,416	78.6	615	271,326	75.6	591
Consumer
Residential mortgage	29,174	10.1	260	51,697	14.4	253
Unsecured	—	—	—	32	—	16
Home equity	30,383	10.6	107	33,195	9.2	88
Other secured	2,090	0.7	23	2,744	0.8	24
Total consumer	61,647	21.4	127	87,668	24.4	126
Total loans	$288,063	100.0%	338	$358,994	100.0%	325

The following table shows a breakout of our commercial loan activity during the first nine months of 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Commercial loans originated	$226,416	$271,326
Repayments of commercial loans	(237,205)	(259,458)
Change in undistributed - available credit	1,286	(25,368)
Net decrease in total commercial loans	$(9,503)	$(13,500)

Overall, the commercial loan portfolio decreased $9.5 million in the first nine months of 2019.  Our commercial and industrial portfolio decreased by $21.3 million while our commercial real estate loans increased by $11.8 million.  Our production of commercial loans decreased by $44.9 million from $271.3 million in the first nine months of 2018 to $226.4 million in the same period of 2019.  The decrease in total commercial loan production was due to a reduction in originations of commercial real estate loans.  We experienced a high level of demand in this category during the first nine months of 2018 due to a handful of unique projects sourced during that period.  Volumes in commercial real estate in 2019 were at a more normalized level given our historical experience.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 77.9% and 77.0% of the total loan portfolio at September 30, 2019 and December 31, 2018, respectively. Residential mortgage and consumer loans comprised approximately 22.1% and 23.0% of total loans at September 30, 2019 and December 31, 2018, respectively.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	September 30, 2019		December 31, 2018
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$15,516	1.1%	$14,825	1.1%
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	36,083	2.6	44,169	3.1
Commercial development	677	—	712	0.1
Residential improved	114,147	8.3	98,500	7.0
Commercial improved	292,976	21.3	295,618	21.0
Manufacturing and industrial	121,069	8.8	114,887	8.2
Total commercial real estate	580,468	42.2	568,711	40.5
Commercial and industrial	492,085	35.7	513,345	36.5
Total commercial	1,072,553	77.9	1,082,056	77.0
Consumer
Residential mortgage	225,012	16.3	238,174	16.9
Unsecured	303	—	130	—
Home equity	73,746	5.4	78,503	5.6
Other secured	5,613	0.4	6,795	0.5
Total consumer	304,674	22.1	323,602	23.0
Total loans	$1,377,227	100.0%	$1,405,658	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 42.2% and 40.5% of the total loan portfolio at September 30, 2019 and December 31, 2018, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 16.3% of portfolio loans at September 30, 2019 and 16.9% at December 31, 2018.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The volume of residential mortgage loans originated for sale during the first nine months of 2019 increased from the first nine months of 2018 as a result of interest rate conditions.  The decrease in market interest rates in 2019 has caused an increase in refinancing of long-term fixed rate mortgages which we sell into the secondary market.

Our portfolio of other consumer loans includes unsecured loans, loans secured by personal property and home equity fixed term and line of credit loans. These other consumer loans decreased by $5.7 million to $79.7 million at September 30, 2019 from $85.4 million at December 31, 2018, due primarily to a decrease in home equity loans and comprised 5.8% of our portfolio loans at September 30, 2019 and 6.1% at December 31, 2018.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At September 30, 2019, nonperforming assets totaled $3.3 million compared to $4.7 million at December 31, 2018. There were no additions to other real estate owned in the first nine months of 2019 compared to $293,000 of additions in the first nine months of 2018.  At September 30, 2019, there were no loans in redemption following foreclosure, so we expect there to be few, if any, additions to other real estate owned in the remainder of 2019.  Proceeds from sales of foreclosed properties were $382,000 in the first nine months of 2019, resulting in net realized gain on sales of $79,000.  Proceeds from sales of foreclosed properties were $2.1 million in the first nine months of 2018, resulting in net realized loss on sales of $158,000.

Index
Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of September 30, 2019, nonperforming loans were negligible and totaled $211,000, or 0.02% of total portfolio loans, compared to $1.3 million, or 0.09% of total portfolio loans, at December 31, 2018.

Nonperforming loans at September 30, 2019 consisted of $65,000 of commercial and industrial loans, $18,000 of commercial real estate loans and $128,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $3.1 million at September 30, 2019 and $3.4 million at December 31, 2018. The entire balance at September 30, 2019 was comprised of eight commercial real estate properties. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At September 30, 2019, our foreclosed asset portfolio had a weighted average age held in portfolio of 7.79 years. Below is a breakout of our foreclosed asset portfolio at September 30, 2019 and December 31, 2018 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	September 30, 2019			December 31, 2018
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	—	—%	—%	—	—%	—%
Residential Lot	—	—	—	38	57.6	70.1
Multi-Family	—	—	—	—	—	—
Vacant Land	122	55.7	64.5	352	40.5	46.6
Residential Development	686	41.6	84.1	815	38.6	82.3
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,301	—	—	2,175	—	—
	$3,109	17.1	55.3	$3,380	19.2	55.4

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	September 30, 2019	December 31, 2018
Nonaccrual loans	$211	$1,303
Loans 90 days or more delinquent and still accruing	—	1
Total nonperforming loans (NPLs)	211	1,304
Foreclosed assets	3,109	3,380
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$3,320	$4,684
NPLs to total loans	0.02%	0.09%
NPAs to total assets	0.15%	0.24%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$7,804	$5,390	$13,194	$9,682	$6,347	$16,029
Nonperforming TDRs (1)	102	—	102	124	—	124
Total TDRs	$7,906	$5,390	$13,296	$9,806	$6,347	$16,153

(1)	Included in nonperforming asset table above

We had a total of $13.3 million and $16.2 million of loans whose terms have been modified in TDRs as of September 30, 2019 and December 31, 2018, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $2.9 million from December 31, 2018 to September 30, 2019 due to payoffs and paydowns on existing TDRs exceeding new additions.  There were 94 loans identified as TDRs at September 30, 2019 compared to 123 loans at December 31, 2018.

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

Allowance for loan losses: The allowance for loan losses at September 30, 2019 was $17.1 million, an increase of $269,000 from December 31, 2018.  The allowance for loan losses represented 1.24% of total portfolio loans at September 30, 2019 and 1.20% at December 31, 2018.  The allowance for loan losses to nonperforming loan coverage ratio increased from 1294% at December 31, 2018 to 8125.6% at September 30, 2019.

The table below shows the changes in certain credit metrics over the past five quarters (dollars in millions):

	Quarter Ended September 30, 2019	Quarter Ended June 30, 2019	Quarter Ended March 31, 2019	Quarter Ended December 31, 2018	Quarter Ended September 30, 2018
Commercial loans	$1,072.5	$1,030.6	$1,066.7	$1,082.1	$1,020.6
Nonperforming loans	0.2	0.3	0.4	1.3	0.1
Other real estate owned and repo assets	3.1	3.1	3.3	3.4	3.5
Total nonperforming assets	3.3	3.4	3.7	4.7	3.6
Net charge-offs (recoveries)	(0.3)	(0.2)	(0.3)	0.2	(0.1)
Total delinquencies	0.2	0.4	0.7	0.9	0.5

We have had net loan recoveries in eighteen of the past nineteen quarters.  Our total delinquencies have continued to be negligible and were $207,000 at September 30, 2019 and $877,000 at December 31, 2018.  Our delinquency percentage at September 30, 2019 was just 0.02%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $269,000 in the first nine months of 2019.  We recorded a negative provision for loan losses of $450,000 for the nine months ended September 30, 2019 compared to a negative $400,000 for the same period of 2018.  Net loan recoveries were $719,000 for the nine months ended September 30, 2019, compared to net recoveries of $603,000 for the same period in 2018. The ratio of net recoveries to average loans was -0.07% on an annualized basis for the first nine months of 2019 and -0.06% for the first nine months of 2018.

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

Overall, impaired loans declined by $3.7 million to $13.5 million at September 30, 2019 compared to $17.2 million at December 31, 2018.  The specific allowance for impaired loans increased $531,000 to $1.6 million at September 30, 2019, compared to $1.1 million at December 31, 2018.  The specific allowance for impaired loans represented 12.1% of total impaired loans at September 30, 2019 and 6.4% at December 31, 2018.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. Adjustments to the qualitative factors also involved consideration of different loss periods for the Bank, including 12, 24, 36, 48 and 60 month periods. We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $12.8 million at both September 30, 2019 and at December 31, 2018.  The qualitative component of our allowance allocated to commercial loans was $12.0 million at both September 30, 2019 and December 31, 2018.

Index
Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.8 million at September 30, 2019 and $3.0 million at December 31, 2018.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:   Premises and equipment totaled $44.0 million at September 30, 2019, down $906,000 from $44.9 million at December 31, 2018.

Deposits and Other Borrowings: Total deposits increased $143.4 million to $1.82 billion at September 30, 2019, as compared to $1.68 billion at December 31, 2018.  Non-interest checking account balances increased $16.2 million during the first nine months of 2019.  Interest bearing demand account balances increased $64.5 million and savings and money market account balances increased $38.8 million in the first nine months of 2019.  Certificates of deposits increased by $23.9 million in the first nine months of 2019.  We typically have a significant increase in deposits from our municipal customers in the third quarter each year as property tax collections are deposited.  We expect these balances have peaked for the year and will decline some in the fourth quarter.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 28% of total deposits at September 30, 2019 and 29% at December 31, 2018.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 64% of total deposits at September 30, 2019 and 64% at December 31, 2018. Time accounts as a percentage of total deposits were 8% at September 30, 2019 and 7% December 31, 2018.

At both September 30, 2019 and December 31, 2018, borrowed funds totaled $101.2 million including $60.0 million of Federal Home Loan Bank (“FHLB”) advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds were unchanged in the first nine months of 2019 due to the scheduled maturity of a $10.0 million FHLB advance in February 2019 being replaced with the addition of a $10.0 million FHLB advance in February 2019.

CAPITAL RESOURCES

Total shareholders' equity of $211.8 million at September 30, 2019 increased $20.9 million from $190.9 million at December 31, 2018. The increase was primarily a result of net income of $23.8 million earned in the first nine months of 2019 and an increase of $4.0 million in accumulated other comprehensive income, partially offset by a payment of $7.1 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at September 30, 2019.

Capital guidelines for U.S. banks are commonly known as Basel III guidelines. The rules include a common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, effectively resulting in a minimum CET1 ratio of 7.0%. The Basel III minimum ratio of Tier 1 capital to risk-weighted assets is 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5%), and the minimum total capital to risk-weighted assets ratio is 10.5% (with the capital conservation buffer), and Basel III requires a minimum leverage ratio of 4.0%. The capital ratios for the Company and the Bank under Basel III have continued to exceed the well capitalized minimum capital requirements.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	Sept 30, 2019	June 30, 2019	March 31, 2019	Dec 31, 2018	Sept 30, 2018
Total capital to risk weighted assets	16.8%	16.8%	16.1%	15.5%	15.8%
Common Equity Tier 1 to risk weighted assets	13.2	13.1	12.6	12.0	12.1
Tier 1 capital to risk weighted assets	15.8	15.7	15.1	14.5	14.7
Tier 1 capital to average assets	12.2	12.3	12.2	12.1	11.9

Approximately $40.0 million of trust preferred securities outstanding at September 30, 2019 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At September 30, 2019, the Bank held $319.6 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $384.3 million as of September 30, 2019.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at September 30, 2019 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$41,238
Time deposit maturities	101,474	46,118	1,798	—
Other borrowed funds	—	10,000	30,000	20,000
Operating lease obligations	322	210	42	—
Total	$101,796	$56,328	$31,840	$61,238

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At September 30, 2019, we had a total of $487.2 million in unused lines of credit, $102.6 million in unfunded loan commitments and $18.3 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2018, the Bank paid dividends to the Company totaling $11.1 million.  In the same period, the Company paid dividends to its shareholders totaling $8.5 million.  On February 26, 2019, the Bank paid a dividend totaling $2.9 million to the Company in anticipation of the common share cash dividend of $0.07 per share paid on February 27, 2019 to shareholders of record on February 12, 2019.  The cash distributed for this cash dividend payment totaled $2.4 million.  On May 29, 2019, the Bank paid a dividend totaling $3.0 million to the Company in anticipation of the common share cash dividend of $0.07 per share paid on May 30, 2019 to shareholders of record on May 14, 2019.  The cash distributed for this cash dividend payment totaled $2.4 million.  On August 28, 2019, the Bank paid a dividend totaling $3.4 million to the Company in anticipation of the common share cash dividend of $0.07 per share paid on August 29, 2019 to shareholders of record on August 13, 2019.  The cash distributed for this cash dividend payment totaled $2.4 million.  The Company retained the remaining balance in each period for general corporate purposes.  At September 30, 2019, the Bank had a retained earnings balance of $81.1 million.

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

Index
The Company’s cash balance at September 30, 2019 was $6.9 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first nine months of 2019.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At September 30, 2019, we had gross deferred tax assets of $4.2 million and gross deferred tax liabilities of $2.1 million resulting in a net deferred tax asset of $2.2 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  At December 31, 2018, a valuation allowance of $92,000 was established against a capital loss carryforward created by the liquidation of the assets of a partnership interest the Bank acquired through a loan settlement thereby reducing net deferred tax assets.  This valuation allowance was maintained at September 30, 2019, resulting in a net deferred tax asset balance of $2.1 million.  With the positive results in 2018 and the first nine months of 2019, we concluded at September 30, 2019 that no other valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

Index
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2019 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$296,485	0.48%	$65,599	6.08%
Interest rates up 100 basis points	297,095	0.69	63,822	3.20
No change	295,061	—	61,841	—
Interest rates down 100 basis points	271,501	(7.99)	59,980	(3.01)
Interest rates down 200 basis points	270,834	(8.21)	57,189	(7.52)

If interest rates were to increase, this analysis suggests that we are positioned for an improvement in net interest income over the next twelve months.  As interest rates decrease, this analysis suggests that we would experience a decrease in net interest income over the next twelve months.

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of September 30, 2019, the end of the period covered by this report.

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

Dated: October 24, 2019