Form 10-K
period 2019-12-31
MACATAWA BANK CORP
filed 2020-02-20
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of June 30, 2019, was $320,494,000 based on the closing sale price of $10.26 as reported on the Nasdaq Stock Market.  There were 34,101,918 outstanding shares of the Company’s common stock as of February 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 05, 2020 are incorporated by reference into Part III of this report.

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

Macatawa Bank Corporation is a Michigan corporation, incorporated in 1997, and is a registered bank holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and have issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in our Consolidated Financial Statements. On December 31, 2019, the Company redeemed the $20.0 million of pooled trust preferred securities associated with Macatawa Statutory Trust I.  For further information regarding this redemption and consolidation, see the Notes to the Consolidated Financial Statements.

At December 31, 2019, we had total assets of $2.07 billion, total loans of $1.39 billion, total deposits of $1.75 billion and shareholders’ equity of $217.5 million.  We recognized net income of $32.0 million in 2019 compared to net income of $26.4 million in 2018.  Earnings before income tax in 2019 and 2018 improved over their respective previous years through growth in total revenue, primarily net interest income, while holding noninterest expenses flat.  As of December 31, 2019, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2019.

The Company paid a cash dividend of $0.06 per share for the first, second and third quarters of 2018, and increased to $0.07 per share for the fourth quarter of 2018 and each quarter of 2019.

Over the past several years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

	December 31,
(Dollars in thousands)	2019	2018	2017
Nonperforming loans	$203	$1,304	$395
Other repossessed assets	—	—	11
Other real estate owned	2,748	3,380	5,767
Total nonperforming assets	$2,951	$4,684	$6,173

Total delinquencies 30 days or greater past due	$405	$877	$995

We recorded a negative provision for loan losses of $450,000 in 2019 due to net recoveries during the year and strong credit quality.  Our earnings in 2018 were unfavorably impacted by a provision for loan losses of $450,000 due primarily to a charge-off on a single commercial loan during the fourth quarter of 2018 and loan growth.

While we did experience net charge-offs in 2018, it came after we had experienced five consecutive full years of net recoveries.  We again experienced net recoveries in 2019. The following table reflects the provision for loan losses for the past three years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Provision for loan losses	$(450)	$450	$(1,350)
Net charge-offs (recoveries)	(774)	174	(988)
Net charge-offs (recoveries) to average loans	(0.06)%	0.01%	(0.08)%
Nonperforming loans to total loans	0.01%	0.09%	0.03%
Loans transferred to ORE to average loans	—	0.02%	0.01%
Performing troubled debt restructurings (“TDRs”) to average loans	0.99%	1.20%	1.72%

Economic conditions in our market areas of Grand Rapids and Holland, Michigan have been good during the past several years.  The state of Michigan’s unemployment rate at the end of 2019 was 3.9%.  The Grand Rapids and Holland area unemployment rate was 2.3% at the end of 2019.  Residential housing values and commercial real estate property values have increased in recent years.

It also appears that the housing market in our primary market area continues to be strong.  In the Grand Rapids market during 2019, total living unit starts were up 12% over 2018 at 2,367 units and have been over 2,000 units in each of the past five years.  The Holland-Grand Haven/Lakeshore region showed similar results with living units starts up 17% over 2018 at 1,822 units and the region had over 1,500 living unit starts in each of the past five years.

We experienced commercial loan growth in recent years. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased steadily from $465.2 million at December 31, 2017 to $499.6 million at December 31, 2019.  Commercial real estate loans have increased from $541.9 million at December 31, 2017 to $598.5 million at December 31, 2019.  Consumer loans have decreased from $313.2 million at December 31, 2017 to $287.6 million at December 31, 2019.  We believe we are positioned for loan growth in 2020.

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

Products and Services

Loan Portfolio

We have historically offered a broad range of loan products to business customers, including commercial and industrial and commercial real estate loans, and to retail customers, including residential mortgage and consumer loans.  Select, well-managed loan renewal activity is taking place and we are seeing growth in our commercial loan portfolios and pipelines.  Following is a discussion of our various types of lending activities.

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

This portfolio can be affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building.  As such, we limit our exposure to residential land development and other construction and development loans.

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

Residential Mortgage Loans.   We originate construction loans to individuals for the construction of their residences and owner-occupied residential mortgage loans, which are generally long-term with either fixed or adjustable interest rates.  Our general policy is to sell the majority of our fixed rate residential mortgage loans in the secondary market due primarily to the interest rate risk associated with these loans.  For 2019, we retained loans representing 34% of the total dollar volume originated, compared to 66% in 2018.

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

	December 31
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Real estate - construction (1)	$72,404	5%	$81,963	6%	$78,487	6%	$64,968	5%	$90,039	7%
Real estate - mortgage	526,054	38	486,748	35	463,448	35	453,013	35	418,633	35
Commercial and industrial	499,572	36	513,345	36	465,208	35	449,342	35	377,298	31
Total commercial	1,098,030	79	1,082,056	77	1,007,143	76	967,323	76	885,970	73
Residential mortgage	211,049	15	238,174	17	224,452	17	217,614	17	209,972	18
Consumer	76,548	6	85,428	6	88,714	7	95,875	7	101,990	9
Total loans	1,385,627	100%	1,405,658	100%	1,320,309	100%	1,280,812	100%	1,197,932	100%

Less: allowance for loan losses	(17,200)		(16,876)		(16,600)		(16,962)		(17,081)
Total loans, net	$1,368,427		$1,388,782		$1,303,709		$1,263,850		$1,180,851

(1)	Consists of construction and development loans.

At December 31, 2019, there was no concentration of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of total loans outstanding at December 31, 2019 which, based on maturity and repricing dates, are due in the periods indicated.

	Maturing
(Dollars in thousands)	Within One Year	After One, But Within Five Years	After Five Years	Total
Real estate - construction (1)	$39,387	$23,155	$9,862	$72,404
Real estate - mortgage	68,841	285,692	171,521	526,054
Commercial and industrial	269,361	180,091	50,120	499,572
Total commercial	377,589	488,938	231,503	1,098,030
Residential mortgage	728	3,770	206,551	211,049
Consumer	2,221	19,366	54,961	76,548
Total loans	$380,538	$512,074	$493,015	$1,385,627

	Maturing or Repricing
Loans above:
With predetermined interest rates	$125,215	$411,989	$170,079	$707,283
With floating or adjustable rates	572,476	61,923	43,742	678,141
Total (excluding nonaccrual loans)	$697,691	$473,912	$213,821	1,385,424
Nonaccrual loans				203
Total loans				$1,385,627

(1)	Consists of construction and development loans.

Nonperforming Assets

Interest income totaling $887,000 was recorded in 2019 on loans that were on a non-accrual status or classified as restructured as of December 31, 2019.  Additional interest income of $136,000 would have been recorded during 2019 on these loans had they been current in accordance with their original terms.  More information about the levels of nonperforming loan balances through 2019 and our policy for placing loans on non-accrual status may be found in Item 7 of this report under the heading “Portfolio Loans and Asset Quality” included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Loans at December 31, 2019 that were classified as substandard or worse per our internal risk rating system that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms are discussed in Item 7 of this report under the heading “Portfolio Loans and Asset Quality” included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”  At December 31, 2019, there were no other interest-bearing assets that would be required to be disclosed under Industry Guide 3, Item III, C. 1. or 2. if such assets were loans.

Loan Loss Experience

A summary of our loan balances at the end of 2018 and 2019 and the daily average balances of these loans as well as changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, and additions to the allowance which we have expensed is shown in Item 7 of this report under the headings “Portfolio Loans and Asset Quality” and “Allowance for Loan Losses” included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Additional information about our allowance for loan losses, including a table showing the allocation of the allowance for loan losses at the end of 2018 and 2019 and the factors which influenced management’s judgment in determining the amount of the additions to the allowance charged to operating expense, may be found in Item 7 of this report under the heading “Allowance for Loan Losses” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

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

We may utilize alternative funding sources as needed, including short-term borrowings, advances from the Federal Home Loan Bank of Indianapolis or the Federal Reserve Bank of Chicago, securities sold under agreements to repurchase (“repo borrowings”) and brokered deposits.  We had no brokered deposits or repo borrowings at December 31, 2019 or 2018.

Deposit Portfolio Composition

The following table sets forth the average deposit balances and the weighted average rates paid.

	December 31
	2019		2018		2017
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest bearing demand	$472,987	---%	$467,663	---%	$464,384	---%
Interest bearing demand	446,452	0.3	406,694	0.3	341,384	0.1
Savings and money market accounts	625,307	0.7	602,676	0.6	557,703	0.3
Time	148,189	1.9	109,715	1.3	85,921	0.8
Total deposits	$1,692,935	0.7%	$1,586,748	0.5%	$1,449,392	0.3%

The following table summarizes time deposits in amounts of $100,000 or more by time remaining until maturity as of December 31, 2019 (dollars in thousands).

Three months or less	$19,819
Over 3 months through 6 months	16,452
Over 6 months through 1 year	28,495
Over 1 year	14,355
$79,121

As of the date of this report, the Bank had no material foreign deposits.

Securities Portfolio

Our securities portfolio is classified as either “available for sale” or “held to maturity.”  Securities classified as “available for sale” may be sold prior to maturity due to changes in interest rates, prepayment risks, and availability of alternative investments, or to meet our liquidity needs.

The primary objective of our investing activities is to provide for the safety of the principal invested. Our secondary considerations include the maximization of earnings, liquidity and to help decrease our overall exposure to changes in interest rates.  We have generally invested in bonds with lower credit risk, primarily those secured by government agencies or insured municipalities, to assist in the diversification of credit risk within our asset base.  The commercial bond component of this category decreased by $2.9 million in 2019.

These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.  We have not experienced any credit losses within our securities portfolio.

The following table reflects the composition of our securities portfolio as of the dates indicated (including securities available for sale and held to maturity).

	December 31,
(Dollars in thousands)	2019	2018	2017
U.S. Treasury and federal agency securities	$74,749	$95,398	$101,964
U.S. Agency MBS and CMOs	46,201	32,890	23,385
Tax-exempt state and municipal bonds	128,682	115,461	127,884
Taxable state and municipal bonds	52,022	45,934	43,735
Corporate bonds	6,315	7,637	8,109
Other equity securities	—	—	1,470
Total	$307,969	$297,320	$306,547

At December 31, 2019, other than our holdings in U.S. Treasury and U.S. Government Agency Securities, we had no investments in securities of any one issuer with an aggregate book value in excess of 10% of shareholders’ equity.  At December 31, 2019, we had four investments totaling $2.3 million in securities of issuers outside of the United States.

Schedule of Maturities of Investment Securities and Weighted Average Yields

The following is a schedule of investment securities maturities and their weighted average yield by category at December 31, 2019.

	Due Within One Year		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
U.S. Treasury and federal agency securities	$18,038	1.58%	$38,289	1.72%	$18,422	2.49%	$—	—%
U.S. Agency MBS and CMOs	—	—	183	2.35	1,360	2.69	44,658	2.62
Tax-exempt state and municipal bonds (1)	19,673	2.89	49,840	3.27	40,225	3.00	18,945	2.84
Taxable state and municipal bonds	8,954	2.19	31,103	2.42	10,924	2.33	1,041	2.25
Corporate bonds	3,054	2.08	3,260	1.35	—	—	—	—
Total (1)	$49,719	2.24%	$122,675	2.55%	$70,931	2.75%	$64,644	2.68%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Trust Services

We offer trust services to further provide for the financial needs of our customers.  As of December 31, 2019, the Trust Department managed assets of approximately $976.8 million.  Our types of service include both personal trust and retirement plan services.

Our personal trust services include financial planning, investment management services, trust and estate administration and custodial services.  As of December 31, 2019, personal trust assets under management totaled approximately $550.2 million.  Our retirement plan services encompass all types of qualified retirement plans, including profit sharing, 401(k) and pension plans.  As of December 31, 2019, retirement plan assets under management totaled approximately $426.6 million.

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

Employees

As of December 31, 2019, we had 325 full-time equivalent employees consisting of 285 full-time and 79 part-time employees.  We have assembled a staff of experienced, dedicated and qualified professionals whose goal is to meet the financial needs of our customers while providing outstanding service.  The majority of our management team has at least 10 years of banking experience, and several key personnel have more than 20 years of banking experience.  None of our employees are represented by collective bargaining agreements with us.

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

Recent Developments

Community Bank Leverage Ratio: Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Act”) directed federal banking agencies to draft regulations establishing a new Community Bank Leverage Ratio (“CBLR”). The Act provides that the CBLR will apply to a “qualifying community bank” which the Act defines as a bank with consolidated assets of less than $10 billion and satisfying additional criteria designed to disqualify institutions with a higher risk profile. Under the Act, qualifying community banks that meet or exceed the CBLR will be deemed to have satisfied all generally applicable leverage capital and risk-based capital requirements and will be considered “well capitalized” under the FDIC prompt corrective action provisions. The Act directed the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency to jointly determine a community bank leverage ratio percentage, not less than 8% nor more than 10%, that must be maintained to be deemed to have satisfied all generally applicable leverage capital and risk-based capital requirements and be considered well capitalized. The Act also directed agencies to establish procedures for dealing with a qualifying bank that subsequently falls below the new ratio.

The final regulation implementing Section 201 was released on November 13, 2019 (the “Final Rule”).  Under the Final Rule, to be eligible to use the CBLR framework, a banking organization must not be an advanced approaches organization and must have (i) a leverage ratio of greater than 9%, (ii) total consolidated assets of less than $10 billion, (iii) total off-balance sheet exposures of 25% or less of total consolidated assets, and (iv) total trading assets plus trading liabilities of 5% or less of total consolidated assets.

The Final Rule will be effective as of January 1, 2020. 84 FR 61787. Banking organizations may first utilize the CBLR framework in their bank call report or holding company FR Y-9C, as applicable, for the first quarter of 2020, i.e., as of March 31, 2020.

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

Investments and Activities.  In general, any direct or indirect acquisition by us of any voting shares of any bank which would result in our direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation between us and another bank holding company or financial holding company, will require the prior written approval of the Federal Reserve Board under the BHCA.

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

Macatawa Bank

General.  Macatawa Bank is a Michigan banking corporation, and its deposit accounts are insured by the Deposit Insurance Fund (the “Insurance Fund”) of the FDIC.  The Bank is subject to the examination, supervision, reporting and enforcement requirements of the DIFS, as the chartering authority for Michigan banks, and the FDIC, as administrator of the Insurance Fund.  These agencies, and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of noninterest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

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

The FDIC’s deposit insurance assessment base methodology uses average consolidated total assets less average tangible equity as the assessment base.  Under this calculation, most well capitalized banks will pay 5 to 9 basis points annually, increasing up to 35 basis points for banks that pose significant supervisory concerns.  This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns.  We estimate our annual assessment rate to be 3 basis points in 2020.  The FDIC Deposit Insurance Fund exceeded its targeted reserve ratio of 1.35% and the FDIC sent the Bank a letter dated January 24, 2019 notifying the Bank that it would be apportioned a share of the excess in the form of credits to offset future assessments.  The preliminary assessment credit for the Bank was approximately $438,000.  Assessment credits of $266,000 were applied in 2019, leaving approximately $172,000 in assessment credits to be applied in 2020.

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

Basel III. In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). The rules include a common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which effectively results in a minimum CET1 ratio of 7.0%. The minimum ratio of Tier 1 capital to risk-weighted assets is 6.0% (which effectively results in a minimum Tier 1 capital ratio of 8.5%), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer), and requires a minimum leverage ratio of 4.0%. The capital ratios for the Company and the Bank under Basel III continue to exceed the well capitalized minimum capital requirements.

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

As of December 31, 2019, the Bank was categorized as “well capitalized”.   Additional information on our capital ratios may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements, and is here incorporated by reference.

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

Investments and Other Activities.  Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law, as implemented by FDIC regulations, also prohibits FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the Insurance Fund.  Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law.

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

We were profitable in years 2017 through 2019. Earnings in those years were supported, in part, by negative provisions for loan losses and non-recurring events.  We have recorded negative provisions for loan losses of $450,000 and $1.35 million for the years ended December 31, 2019, and 2017, respectively. We do not expect a similar level of negative provisions for loan losses in 2020, and non-recurring events with similar levels of positive impact on earnings are not likely to occur in 2020.

Our nonperforming assets and other problem loans could have an adverse effect on the Company’s results of operations and financial condition.

Our nonperforming assets (which includes non-accrual loans, foreclosed properties and other accruing loans past due 90 days or more) were approximately $3.0 million at December 31, 2019.  These assets could negatively impact operating results through higher loan losses, lost interest and higher costs to administer problem assets.

National, state and local economic conditions could have a material adverse effect on the Company’s results of operations and financial condition.

The results of operations for financial institutions, including our Bank, may be materially and adversely affected by changes in prevailing national, state and local economic conditions. Our profitability is heavily influenced by the quality of the Company’s loan portfolio and the stability of the Company’s deposits. Unlike larger national or regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Ottawa, Kent and Allegan Counties of western Michigan. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services, and the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities, an outbreak of a widespread epidemic or pandemic of disease (or widespread fear thereof) or other international or domestic occurrences, unemployment, changes in securities, financial, capital or credit markets or other factors, could impact national and local economic conditions and have a material adverse effect on the Company’s results of operations and financial condition.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2019, we had approximately $598.5 million of commercial real estate loans outstanding, which represented approximately 43.2% of our loan portfolio.  As of that same date, we had approximately $211.0 million in residential real estate loans outstanding, or approximately 15.3% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Commercial loans may expose us to greater financial and credit risk than other loans.

Our commercial loan portfolio, including commercial mortgages, was approximately $1.1 billion at December 31, 2019, comprising approximately 79.2%% of our total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Our loan portfolio has and will continue to be affected by the housing market.

Loans to residential developers involved in the development or sale of 1-4 family residential properties were approximately $36.3 million, $35.3 million and $30.8 million at December 31, 2019, 2018 and 2017, respectively. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the housing market deteriorates, we could experience higher charge-offs and delinquencies in this portfolio.

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

For the five-year period ended December 31, 2019, the Company has sold an aggregate of $386.5 million of residential mortgage loans on the secondary market.  As of December 31, 2019, the Company had no pending repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2019.

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

For several years prior to December 2015, the Federal Open Market Committee (“FOMC”) kept the target federal funds between 0% and 0.25%.  In December 2015, the FOMC increased the target federal funds rate by 25 basis points, representing the first increase in nearly a decade.  Since then, the FOMC has increased the target federal funds rate by 25 basis points on eight separate occasions.  The FOMC reduced the target federal funds rate two times in the third quarter and one time in the fourth quarter of 2019 by a total of 75 basis points in 2019.  The extended lower interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

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

At December 31, 2019, our gross deferred tax asset was $4.1 million. Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

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

Our customers rely on us to deliver superior, personalized financial services with the highest standards of ethics, performance, professionalism and compliance. Damage to our reputation could undermine the confidence of our current customers and our ability to attract potential customers. Such damage could also impair the confidence of our contractual counterparties and vendors and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our service-focused culture and controlling and mitigating the various risks described herein, but also on our success in identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, employee, customer and other third party fraud, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in misconduct that adversely affects our customers, other employees, and/or our business. For example, if an employee were to engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm, we could be subject to litigation, regulatory sanctions or penalties, and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, customer relationships and ability to attract new customers. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, even if inadvertently, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. Misconduct or harassment by our employees, or even unsubstantiated allegations of misconduct or harassment, or improper use or disclosure of confidential information by our employees, even inadvertently, could result in a material adverse effect on our business, financial condition or results of operations.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement alternative indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the alternative indices, which could have an adverse effect on our results of operations.

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

We own or lease facilities located in Ottawa County, Allegan County and Kent County, Michigan.  Our administrative offices are located at 10753 Macatawa Drive, Holland, Michigan  49424.  Our administrative offices are approximately 49,000 square feet and contain our administration, human resources, trust, loan underwriting and processing, and deposit operations. We believe our facilities are well-maintained and adequately insured.  We own each of the facilities except those identified in the “Use” column as “(Leased facility)”.  Our facilities as of February 20, 2020, were as follows:

Location of Facility	Use
10753 Macatawa Drive, Holland	Main Branch, Administrative, and Loan Processing Offices
815 E. Main Street, Zeeland	Branch Office
116 Ottawa Avenue N.W., Grand Rapids	Branch Office (Leased facility, lease expires August 2020)
126 Ottawa Avenue N.W., Grand Rapids	Loan Center (Leased facility, lease expires August 2020)
141 E. 8th Street, Holland	Branch Office
489 Butternut Dr., Holland	Branch Office
701 Maple Avenue, Holland	Branch Office
699 E. 16th Street, Holland	Branch Office
41 N. State Street, Zeeland	Branch Office
2020 Baldwin Street, Jenison	Branch Office
6299 Lake Michigan Dr., Allendale	Branch Office
132 South Washington, Douglas	Branch Office
4758 – 136th Street, Hamilton	Branch Office (Leased facility, lease expires December 2020)
3526 Chicago Drive, Hudsonville	Branch Office
20 E. Lakewood Blvd., Holland	Branch Office
3191 – 44th Street, S.W., Grandville	Branch Office
2261 Byron Center Avenue S.W., Byron Center	Branch Office
5271 Clyde Park Avenue, S.W., Wyoming	Branch Office
4590 Cascade Road, Grand Rapids	Branch Office
3177 Knapp Street, N.E., Grand Rapids	Branch Office
15135 Whittaker Way, Grand Haven	Branch Office
12415 Riley Street, Holland	Branch Office
2750 Walker N.W., Walker	Branch Office
1575 – 68th Street S.E., Grand Rapids	Branch Office
2820 – 10 Mile Road, Rockford	Branch Office
520 Baldwin Street, Jenison	Branch Office
2440 Burton Street, S.E., Grand Rapids	Branch Office
6330 28 th Street, S.E., Grand Rapids	Branch Office

ITEM 3:	Legal Proceedings.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol MCBC.  High and low closing prices (as reported on The Nasdaq Global Select Market) of our common stock for each quarter for the years ended December 31, 2019 and 2018 are set forth in the table below.

	2019			2018
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$11.16	$9.32	$0.07	$10.63	$9.75	$0.06
Second Quarter	10.95	9.71	0.07	12.77	10.30	0.06
Third Quarter	10.98	9.67	0.07	12.77	11.64	0.06
Fourth Quarter	11.42	9.92	0.07	11.59	9.15	0.07

Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is here incorporated by reference.   Information regarding our equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

On February 20, 2020, there were approximately 717 owners of record and approximately 4,980 beneficial owners of our common stock.

Shareholder Return Performance Graph

The following graph shows the cumulative total shareholder return on an investment in the Company’s common stock compared to the Russell 2000 Index and the SNL Bank NASDAQ Index.  The comparison assumes a $100 investment on December 31, 2014 at the initial price of $5.00 per share (adjusted for all stock dividends and splits) and assumes that dividends are reinvested.  The comparisons in this table are set forth in response to Securities and Exchange Commission (SEC) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Macatawa Bank Corporation	100.00	113.55	198.70	194.49	191.43	227.53
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2019.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

Macatawa Bank Corporation Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share
Period
October 1 - October 31, 2019
Employee Transactions	—	—
November 1 - November 30, 2019
Employee Transactions	6,034	$10.70
December 1 - December 31, 2019
Employee Transactions	2,914	$11.08
Total for Fourth Quarter ended December 31, 2019
Employee Transactions	8,948	$10.82

ITEM 6:	Selected Financial Data.

The following unaudited table sets forth selected historical consolidated financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, which is derived from our audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Financial Condition
Total assets	$2,068,770	$1,975,124	$1,890,232	$1,741,013	$1,729,643
Securities	307,969	297,320	306,547	253,811	218,671
Loans	1,385,627	1,405,658	1,320,309	1,280,812	1,197,932
Deposits	1,753,294	1,676,739	1,579,010	1,448,724	1,435,512
Long-term debt	20,619	41,238	41,238	41,238	41,238
Other borrowed funds	60,000	60,000	92,118	84,173	96,169
Shareholders’ equity	217,469	190,853	172,986	162,239	151,977
Share Information*
Basic earnings (loss) per common share	$0.94	$0.78	$0.48	$0.47	$0.38
Diluted earnings (loss) per common share	0.94	0.78	0.48	0.47	0.38
Book value per common share	6.38	5.61	5.09	4.78	4.48
Tangible book value per common share	6.38	5.61	5.09	4.78	4.48
Dividends per common share	0.28	0.25	0.18	0.12	0.11
Dividend payout ratio	29.79%	32.05%	37.50%	25.53%	28.95%
Average dilutive common shares outstanding	34,056,200	34,018,554	33,952,872	33,922,548	33,891,429
Common shares outstanding at period end	34,103,542	34,045,411	33,972,977	33,940,788	33,925,113
Operations
Interest income	$75,942	$69,037	$57,676	$52,499	$49,386
Interest expense	12,455	9,411	5,732	4,959	5,306
Net interest income	63,487	59,626	51,944	47,540	44,080
Provision for loan losses	(450)	450	(1,350)	(1,350)	(3,500)
Net interest income after provision for loan losses	63,937	59,176	53,294	48,890	47,580
Total noninterest income	19,728	17,503	17,419	19,074	17,793
Total noninterest expense	44,224	44,329	43,688	45,782	46,953
Income before income tax	39,441	32,350	27,025	22,182	18,420
Federal income tax**	7,462	5,971	10,733	6,231	5,626
Net income attributable to common shares	31,979	26,379	16,292	15,951	12,794
Performance Ratios
Return on average equity	15.66%	14.69%	9.60%	10.06%	8.68%
Return on average assets	1.59	1.40	0.93	0.95	0.79
Yield on average interest-earning assets	4.04	3.91	3.59	3.42	3.36
Cost on average interest-bearing liabilities	0.94	0.76	0.51	0.46	0.49
Average net interest spread	3.10	3.15	3.08	2.96	2.87
Average net interest margin	3.38	3.38	3.24	3.11	3.01
Efficiency ratio	53.14	57.47	62.98	68.73	75.89
Capital Ratios
Period-end equity to total assets	10.51%	9.66%	9.15%	9.32%	8.79%
Average equity to average assets	10.17	9.51	9.69	9.47	9.10
Total risk-based capital ratio (consolidated)	15.78	15.54	14.99	14.88	14.80
Credit Quality Ratios
Allowance for loan losses to total loans	1.24%	1.20%	1.26%	1.32%	1.43%
Nonperforming assets to total assets	0.14	0.24	0.33	0.72	1.06
Net charge-offs / (recoveries) to average loans	(0.06)	0.01	(0.08)	(0.10)	(0.14)

*Retroactively adjusted to reflect the effect of all stock splits and dividends
**2017 reflects the effect of “H.R.1”, also known as the “Tax Cuts and Jobs Act”, on the value of the Company’s net deferred tax assets which increased federal income tax expense by $2,524,000.  2019 and 2018 reflect the effect of the reduced corporate tax rate from 35% to 21% under H.R.1 effective as of January 1, 2018.

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

OVERVIEW

Macatawa Bank Corporation is a Michigan corporation and a registered bank holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and have issued $20.0 million each of pooled trust preferred securities. These trusts are not consolidated in our Consolidated Financial Statements. On December 31, 2019, the Company redeemed the $20.0 million of pooled trust preferred securities associated with Macatawa Statutory Trust I.  For further information regarding consolidation, see the Notes to the Consolidated Financial Statements.

At December 31, 2019, we had total assets of $2.07 billion, total loans of $1.39 billion, total deposits of $1.75 billion and shareholders’ equity of $217.5 million.  We recognized net income of $32.0 million in 2019 compared to net income of $26.4 million in 2018.  Earnings before income tax in 2019 and 2018 improved over their respective previous years through growth in total revenue, primarily net interest income, while holding noninterest expenses stable.  As of December 31, 2019, the Company’s and the Bank’s risk-based regulatory capital ratios were significantly above those required under the regulatory standards and the Bank continued to be categorized as “well capitalized” at December 31, 2019.

The Company paid a cash dividend of $0.06 per share for the first, second and third quarters of 2018, and increased to $0.07 per share for the fourth quarter of 2018 and each quarter of 2019.

Over the past several years, much progress has been made at reducing our nonperforming assets.  The following table reflects period end balances of these nonperforming assets as well as total loan delinquencies.

(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Nonperforming loans	$203	$1,304	$395
Other repossessed assets	—	—	11
Other real estate owned	2,748	3,380	5,767
Total nonperforming assets	$2,951	$4,684	$6,173

Total loan delinquencies 30 days or greater past due	$405	$877	$995

We recorded a negative provision for loan losses of $450,000 in 2019.  We recorded a provision for loan losses of $450,000 in 2018 due to net chargeoffs during the year and we recorded a negative provision for loan losses of $1.35 million in 2017.  The level of provisions in each year were impacted by recoveries from our collection efforts and certain declines in our historical charge-off levels from prior years.

While we had net charge-offs in 2018, this followed five consecutive full years of net recoveries.  We again had net recoveries in 2019.  The following table reflects the provision for loan losses for the past three years along with certain metrics that impact the determination of the level of the provision for loan losses.

	For the year ended December 31,
(Dollars in thousands)	2019	2018	2017
Provision for loan losses	$(450)	$450	$(1,350)
Net charge-offs / (recoveries)	(774)	174	(988)
Net charge-offs to average loans	-0.06%	0.01%	-0.08%
Nonperforming loans to total loans	0.01%	0.09%	0.03%
Loans transferred to ORE to average loans	0.00%	0.02%	0.01%
Performing troubled debt restructurings to average loans	0.99%	1.20%	1.72%

Economic conditions in our market areas of Grand Rapids and Holland, Michigan have been good during the past several years.  The state of Michigan’s unemployment rate at the end of 2019 was 3.9%.  The Grand Rapids and Holland area unemployment rate was 2.3% at the end of 2019.  Residential housing values and commercial real estate property values have increased in recent years.

It also appears that the housing market in our primary market area continues to be strong.  In the Grand Rapids market during 2019, total living unit starts were up 12% over 2018 at 2,367 units and have been over 2,000 units in each of the past five years.  The Holland-Grand Haven/Lakeshore region showed similar results with living units starts up 17% over 2018 at 1,822 units and the region had over 1,500 living unit starts in each of the past five years.

We experienced commercial loan growth in recent years. Most of our emphasis has been on growing commercial and industrial loans.  These loans have increased steadily from $465.2 million at December 31, 2017 to $499.6 million at December 31, 2019.  Commercial real estate loans have increased from $541.9 million at December 31, 2017 to $598.5 million at December 31, 2019.  Consumer loans have decreased from $313.2 million at December 31, 2017 to $287.6 million at December 31, 2019.  We believe we are positioned for loan growth in 2020.

RESULTS OF OPERATIONS

Summary: Net income was $32.0 million ($39.4 million on a pretax basis) for 2019, compared to $26.4 million ($32.4 million on a pretax basis) for 2018.  Earnings per common share on a diluted basis were $0.94 for 2019 and $0.78 for 2018.

Generally, the improvement in Company earnings was the result of growth in revenue while expenses have been stable.  The increase in revenue in 2019 compared to 2018 was due primarily to increased net interest income and gains on sales of mortgage loans.  Net interest income increased to $63.5 million in 2019 compared to $59.6 million in 2018.  Gain on sales of mortgage loans were $2.3 million in 2019 compared to $924,000 in 2018.  Total noninterest expense was $44.2 million in 2019 compared to $44.3 million in 2018.

We recorded a negative provision for loan losses of $450,000 in 2019 and a provision for loan losses of $450,000 in 2018.  These provisions resulted from low levels of nonperforming loans, strong asset quality and the levels of net loan charge-offs/recoveries realized in each of these periods.  These items are discussed more fully below.

Net Interest Income: Net interest income totaled $63.5 million during 2019 compared to $59.6 million during 2018.

The increase in net interest income during 2019 compared to 2018 marked our fifth consecutive year with an increase in net interest income.  This increase was due to an increase in average earning assets of $113.5 million from $1.77 billion in 2018 to $1.89 billion in 2019 as well as improvement in yields on earning assets.  Average yield on securities, interest earning assets and net interest margin are presented on a fully taxable equivalent basis.  Our net interest income as a percentage of average interest-earning assets (i.e. “net interest margin” or “margin”) was 3.38% for both the years ended December 31, 2019 and December 31, 2018.

The yield on earning assets increased 13 basis points from 3.91% for 2018 to 4.04% for 2019.  The increase from 2018 to 2019 was generally due to increases in short-term interest rates including the federal funds rate, the prime rate and LIBOR throughout 2018, providing a higher average in 2019, despite the decreases in the federal funds rate in late 2019.  Our margin in recent years has been negatively impacted by our decision to hold significant balances in liquid and short-term investments.

Net interest income for 2019 increased $3.9 million compared to 2018.  Of this increase, $980,000 was due to changes in rates earned or paid, while $2.9 million was from changes in the volume of average interest earning assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which increased by $4.5 million in 2019.  Of the $4.5 million increase in interest income on commercial loans, $2.2 million was due to increases in rates earned and $2.3 million was due to increases in average balances.

Average interest earning assets totaled $1.89 billion for 2019 compared to $1.77 billion in 2018.  Increases of $81.8 million in average short-term investment balances and $40.4 million in average loan balances from 2018 to 2019 were the primary drivers of the increase in total earning assets.  Yield on commercial loans increased from 4.52% in 2018 to 4.72% in 2019.  Yield on residential mortgage loans increased from 3.57% in 2018 to 3.72% in 2019, while yield on consumer loans increased from 4.79% in 2018 to 5.19% in 2019.  The increases in yields on commercial loans and consumer loans, in particular, were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which increased significantly in 2017 through early 2019.

Our net interest margin for 2019 was negatively impacted from an 18 basis point increase in our cost of funds from 0.76% for 2018 to 0.94% for 2019. Average interest bearing liabilities increased from $1.24 billion in 2018 to $1.32 billion in 2019.  Increases in the rates paid on certain deposit account types in response to market rates and additional other borrowings caused the increase in our cost of funds.  While these costs have increased, the yields on our interest earning assets increased enough to offset this effect, allowing our net interest margin to remain unchanged from 2018 to 2019.

In 2020, we expect that net interest margin will be pressured by the recent decreases in the federal funds rate and our higher levels of short-term investment balances held.

The following table shows an analysis of net interest margin for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands).

	For the years ended December 31,
	2019			2018			2017
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$174,121	$3,864	2.22%	$180,787	$3,716	2.06%	$158,805	$2,869	1.81%
Tax-exempt securities (1)	121,905	3,518	3.71	123,923	3,464	3.60	105,460	2,244	3.38
Commercial loans (2)	1,062,549	50,873	4.72	1,012,413	46,369	4.52	957,987	39,658	4.08
Residential mortgage loans	230,551	8,572	3.72	235,378	8,399	3.57	219,111	7,608	3.46
Consumer loans	80,277	4,164	5.19	85,175	4,084	4.79	90,565	3,802	4.20
Federal Home Loan Bank stock	11,558	614	5.24	11,558	578	4.94	11,558	491	4.19
Federal funds sold and other short-term investments	206,140	4,337	2.08	124,374	2,427	1.92	83,844	1,004	1.18
Total interest earning assets (1)	1,887,101	75,942	4.04	1,773,608	69,037	3.91	1,627,330	57,676	3.59

Noninterest earning assets:
Cash and due from banks	31,704			31,025			29,077
Other	89,497			83,808			95,896
Total assets	$2,008,302			$1,888,441			$1,752,303

Liabilities
Deposits:
Interest bearing demand	$446,452	$1,443	0.33%	$406,694	$1,130	0.28%	$341,384	$366	0.11%
Savings and money market accounts	625,307	4,554	0.73	602,676	3,317	0.55	557,703	1,591	0.28
Time deposits	148,189	2,857	1.93	109,715	1,434	1.30	85,921	654	0.76
Borrowings:
Other borrowed funds	59,976	1,369	2.25	74,751	1,403	1.85	85,893	1,407	1.62
Long-term debt	41,182	2,232	5.35	41,238	2,127	5.09	41,238	1,714	4.10
Total interest bearing liabilities	1,321,106	12,455	0.94	1,235,074	9,411	0.76	1,112,139	5,732	0.51

Noninterest bearing liabilities:
Noninterest bearing demand accounts	472,987			467,663			464,384
Other noninterest bearing liabilities	10,018			6,077			6,004
Shareholders’ equity	204,191			179,627			169,776
Total liabilities and shareholders’ equity	$2,008,302			$1,888,441			$1,752,303

Net interest income		$63,487			$59,626			$51,944

Net interest spread (1)			3.10%			3.15%			3.08%
Net interest margin (1)			3.38%			3.38%			3.24%
Ratio of average interest earning assets to average interest bearing liabilities	142.84%			143.60%			146.32%

(1)	Yields are presented on a tax equivalent basis using a 21% tax rate for 2019 and 2018 and a 35% tax rate for 2017.
(2)
Loan fees of $946,000, $701,000 and $701,000 for 2019, 2018 and 2017, respectively, are included in interest income.  Includes average nonaccrual loans of approximately $375,000, $316,000 and $492,000 for 2019, 2018 and 2017, respectively.

The following table presents the dollar amount of changes in net interest income due to changes in volume and rate.

	For the years ended December 31,
	2019 vs 2018 Increase (Decrease) Due to			2018 vs 2017 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$(140)	$288	$148	$425	$422	$847
Tax-exempt securities	(78)	132	54	834	386	1,220
Commercial loans	2,351	2,153	4,504	2,337	4,374	6,711
Residential mortgage loans	(171)	344	173	576	215	791
Consumer loans	(243)	323	80	(236)	518	282
Federal Home Loan Bank stock	—	36	36	—	87	87
Federal funds sold and other short-term investments	1,707	203	1,910	618	805	1,423
Total interest income	3,426	3,479	6,905	4,554	6,807	11,361

Interest expense
Interest bearing demand	$117	$196	$313	$82	$682	$764
Savings and money market accounts	129	1,108	1,237	138	1,588	1,726
Time deposits	604	819	1,423	217	563	780
Other borrowed funds	(302)	268	(34)	(192)	188	(4)
Long-term debt	(3)	108	105	—	413	413
Total interest expense	545	2,499	3,044	245	3,434	3,679
Net interest income	$2,881	$980	$3,861	$4,309	$3,373	$7,682

Provision for Loan Losses: The provision for loan losses for 2019 was a negative $450,000 compared to $450,000 for 2018. The level of provision in each period was the result of continued realization of recoveries, a reduction in the balances of and required reserves on nonperforming loans, and stabilizing real estate values on problem credits.   While we did have net charge-offs in 2018, this followed a period when we experienced net recoveries in five consecutive full years and we again had net recoveries in 2019.  Our low net charge-offs in 2018 and net recoveries in other recent years were attributable to positive results from our active collection efforts.

Our overall commercial loan grade has been below 4.00 for the past several years.  Our weighted average commercial loan grade was 3.67 at December 31, 2019 and 3.68 at December 31, 2018.

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

Noninterest Income: Noninterest income totaled $19.7 million in 2019 compared to $17.5 million in 2018.  The components of noninterest income are shown in the table below (in thousands):

	2019	2018
Service charges and fees on deposit accounts	$4,415	$4,377
Net gains on mortgage loans	2,347	924
Trust fees	3,812	3,643
ATM and debit card fees	5,753	5,535
Bank owned life insurance (“BOLI”) income	972	942
Investment services fees	1,246	989
Other income	1,183	1,093
Total noninterest income	$19,728	$17,503

Net gains on sales of mortgage loans increased $1.4 million from 2018 to 2019 due to higher sales volumes in 2019.   Net gains on mortgage loans included gains on the sale of real estate mortgage loans in the secondary market.  We sell the majority of the fixed-rate mortgage loans we originate. We do not retain the servicing rights for the loans we sell.

A summary of gain on sales of loans and related loan volume was as follows (in thousands):

	For the Year Ended December 31,
	2019	2018
Gain on sales of loans	$2,347	$924

Real estate mortgage loans originated for sale	$82,281	$33,907
Real estate mortgage loans sold	81,749	35,624
Net gain on the sale of mortgage loans as a percent of real estate mortgage loans sold (“Loan sale margin”)	2.87%	2.59%

As demonstrated in the table above, volume of mortgage loans originated for sale was up significantly in 2019 compared to 2018.  The declining interest rates in 2019 have significantly impacted mortgage sale production volume.  During 2019, more of our mortgage production volume was in products we sell on the secondary market than in the prior year, also contributing to the increase in gains on sales of mortgage loans in 2019.  In addition, during the past year we have seen a shift in our mortgage production from purchase activity to refinance activity.

Trust service revenue increased $169,000 in 2019.   This increase was due to growth in our trust service customer base and improvements in general market conditions through most of 2019.

ATM and debit card processing income increased $218,000 in 2019 to $5.8 million compared to $5.5 million in 2018.  This increase reflected a continued increase in usage from current customers and overall growth in the number of debit and ATM card customers.  Promotional efforts to increase volume in these low cost transaction alternatives continued to be successful.

We did not sell any securities in 2019 or 2018.  We continually review our securities portfolio and will dispose of securities that pose higher than desired credit or market risk.

Investment services fees increased $257,000 in 2019.  This increase was due to growth in our investment services customer base along with a shift in the choice of investments by customers to those with higher associated fees.

Earnings from bank owned life insurance increased by $30,000 in 2019 compared to 2018 due to the general performance of the underlying investments.  Other real estate rental income was $495,000 in 2019 compared to $506,000 in 2018.  The year over year changes were a result of changes in rental arrangements on some of these properties.

Noninterest Expense: Noninterest expense was $44.2 million in 2019 and $44.3 million in 2018.  The slight decrease in total noninterest expense reflected our active management of controllable costs.  The components of noninterest expense are shown in the table below (in thousands):

	2019	2018
Salaries and benefits	$24,679	$25,207
Occupancy of premises	3,994	3,931
Furniture and equipment	3,420	3,125
Legal and professional	952	806
Marketing and promotion	919	881
Data processing	2,980	2,986
FDIC assessment	239	518
Interchange and other card expense	1,414	1,409
Bond and D&O insurance	413	440
Net (gains) losses on repossessed and foreclosed properties	(24)	(207)
Administration and disposition of problem assets	277	276
Outside services	1,778	1,696
Other noninterest expense	3,183	3,261
Total noninterest expense	$44,224	$44,329

Salaries and benefits expense was the largest component of noninterest expense and was $24.7 million in 2019 and $25.2 million in 2018.  The decrease in 2019 was primarily driven by lower medical insurance costs resulting from lower claims experience in 2019, partially offset by an increase in variable compensation tied to higher mortgage loan production and investment services fees in 2019.

Costs associated with nonperforming assets remained at low levels, totaling $253,000 in 2019 and $69,000 in 2018.  These costs included legal costs, repossessed and foreclosed property administration expense and losses (gains) on repossessed and foreclosed properties. Repossessed and foreclosed property administration expense included survey and appraisal, property maintenance and management and other disposition and carrying costs. Net gains on repossessed and foreclosed properties included both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties. The increase in these costs in 2019 over 2018 was due to a higher level of realized gains on these properties in 2018.

These costs are itemized in the following table (in thousands):

	2019	2018
Legal and professional – nonperforming assets	$121	$93
Repossessed and foreclosed property administration	156	183
Net (gains) losses on repossessed and foreclosed properties	(24)	(207)
Total	$253	$69

During 2019, we did not add any other real estate properties and sold $618,000 of other real estate and repossessed assets, allowing for another meaningful reduction in our year-end balance, bringing it from $3.4 million at December 31, 2018 to $2.7 million at December 31, 2019.  During 2018, we received a distribution of $675,000 from the sale of a property held by a partnership in which we had acquired an interest in satisfaction of a loan in the 1990s.  This property had been carried at $0, so the entire distribution resulted in net gain treatment.  During 2019 we received an additional $68,000 related to this property as a distribution of funds that had been held in escrow following the sale of the property in 2018.  This additional distribution was treated as net gain in 2019.   In 2018, we added $293,000 in other real estate and sold $2.4 million.

FDIC assessments decreased to $239,000 in 2019 compared to $518,000 in 2018 primarily due to our assessment category and assessment credits applied during 2019, resulting in no expense in the third and fourth quarters of 2019.  Assessment credits of $266,000 were applied in 2019, leaving approximately $172,000 in assessment credits that will likely be applied in 2020.  Further discussion regarding the determination of FDIC assessments for the Bank may be found in Item 1 of this report under the heading “Supervision and Regulation.”

Insurance costs for bond and directors and officers (“D&O”) insurance decreased from $440,000 in 2018 to $413,000 in 2019.  The reduction experienced in 2019 was a result of the improvement in financial condition, which demonstrated to the insurance carriers our lower risk and resulted in a reduction in premiums charged.

Occupancy expense increased by $63,000 in 2019 primarily due to an increase in outside grounds maintenance, property taxes, and building maintenance, partially offset by a decrease in building supplies and other occupancy costs.  Furniture and equipment expense increased by $295,000 in 2019 primarily due to an increase in equipment service contracts and software related to information security solutions, partially offset by a decrease in depreciation expense and equipment rental and repairs.

Data processing expenses were $3.0 million in 2019 and 2018.  Increases in data processing for our systems and card programs in 2019 were offset by a decrease in expense related to e-banking channels, such as online banking, mobile banking and electronic bill pay services.

Other noninterest expenses not discussed above were $8.3 million in 2019 and $8.1 million in 2018.  The $193,000 increase was primarily due to an increase in legal and professional and outside services expenses.

Federal Income Tax Expense: We recorded federal income tax expense of $7.5 million in 2019 and $6.0 million in 2018.  Our effective tax rate was 18.92% for 2019 and 18.46% for 2018.  In December 2017, the Tax Cuts and Jobs Act was enacted which changed the corporate federal income tax rate from 35% to 21%, beginning January 1, 2018.  Accordingly, federal income tax expense for 2019 and 2018 was computed using the 21% corporate income tax rate.

FINANCIAL CONDITION

Summary:   Total assets were $2.07 billion at December 31, 2019, an increase of $93.6 million from $1.98 billion at December 31, 2018. This change reflected increases of $101.2 million in cash and cash equivalents, $12.4 million in securities held to maturity, $3.4 million in other assets, $2.9 million in loans held for sale and $971,000 in bank owned life insurance, partially offset by decreases of $20.0 million in our loan portfolio, $1.4 million in premises and equipment and $632,000 in other real estate owned. Total deposits increased by $76.6 million and long-term debt was down by $20.6 million at December 31, 2019 compared to December 31, 2018.

Total shareholders’ equity increased by $26.6 million from December 31, 2018 to December 31, 2019.  Shareholders’ equity was increased by $32.0 million of net income in 2019, partially offset by cash dividends of $9.5 million, or $0.28 per share.  Shareholders’ equity also increased by $3.8 million in 2019 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2019 and 2018, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $272.5 million at December 31, 2019 compared to $171.3 million at December 31, 2018. This $101.2 million increase was primarily due to growth in year-end deposits which outpaced loan demand and growth in investments.

Securities: Securities available for sale were $225.2 million at December 31, 2019 compared to $227.0 million at December 31, 2018. The balance at December 31, 2019 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio increased from $70.3 million at December 31, 2018 to $82.7 million at December 31, 2019.  Our held to maturity portfolio is comprised of state aid notes and locally sourced municipal and commercial bonds.  The commercial bond component of this category declined by $2.9 million in 2019.  These bonds represent financing provided to some of our non-profit commercial customers who qualified for borrowing on a tax-exempt basis.

Portfolio Loans and Asset Quality: Total portfolio loans decreased by $20.0 million to $1.39 billion at December 31, 2019 compared to $1.41 billion at December 31, 2018. During 2019, our commercial portfolio increased by $16.0 million, while our residential mortgage portfolio decreased by $27.1 million and our consumer portfolio decreased by $8.9 million.

The volume of residential mortgage loans originated for sale in 2019 increased significantly compared to 2018 due to the mortgage rate environment and customer preference for loan types that we sell, primarily longer term fixed rate mortgages. Residential mortgage loans originated for sale were $82.3 million in 2019 compared to $33.9 million in 2018.

We experienced year over year growth in commercial loan balances for the past three years, increasing $39.8 million in 2017, $74.9 million in 2018 and $16.0 million in 2019.  We plan to continue measured, high quality loan portfolio growth in 2020.

Commercial and commercial real estate loans remained our largest loan segment and accounted for 79.2% of the total loan portfolio at December 31, 2019 and 77.0% at December 31, 2018. Residential mortgage and consumer loans comprised 20.8% of total loans at December 31, 2019 and 23.0% at December 31, 2018.

A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	December 31, 2019		December 31, 2018
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$14,705	1.1%	$14,825	1.1%
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	41,796	3.0	44,169	3.1
Commercial development	665	0.1	712	0.1
Residential improved	130,861	9.4	98,500	7.0
Commercial improved	292,799	21.1	295,618	21.0
Manufacturing and industrial	117,632	8.5	114,887	8.2
Total commercial real estate	598,458	43.2	568,711	40.5
Commercial and industrial	499,572	36.0	513,345	36.5
Total commercial	1,098,030	79.2	1,082,056	77.0

Consumer
Residential mortgage	211,049	15.3	238,174	16.9
Unsecured	274	—	130	—
Home equity	70,936	5.1	78,503	5.6
Other secured	5,338	0.4	6,795	0.5
Total consumer	287,597	20.8	323,602	23.0
Total loans	$1,385,627	100.0%	$1,405,658	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans increased $29.7 million since December 31, 2018 and accounted for 43.2% of our total loan portfolio at year-end 2019 and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our commercial and industrial loan portfolio decreased by $13.8 million to $499.6 million at December 31, 2019 and represented 36.0% of our total loan portfolio.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised approximately 15.3% of portfolio loans at December 31, 2019 and 16.9% at December 31, 2018.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan to value, adjustable rate loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity. A large portion of our residential mortgage loan production continues to be sold on the secondary market with servicing released.

The volume of residential mortgage loans originated for sale during 2019 increased significantly from 2018 as interest rates declined in 2019 and there was a shift in production from financing new home purchases to refinancings.  In addition, customer preference drove more production in loan product types we sell on the secondary market (i.e. fixed-rate long-term mortgages).  As of December 31, 2019, the Company had no repurchase demands or claims related to residential mortgage loans sold on the secondary market during the five-year period ended December 31, 2019.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans decreased by $8.9 million to $76.5 million at December 31, 2019 from $85.4 million at December 31, 2018 primarily due to a decrease in home equity loans.  Consumer loans comprised approximately 5.5% of our portfolio loans at December 31, 2019 and 6.1% at December 31, 2018.

The following table shows our loan origination activity for portfolio loans during 2019 and 2018, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Year ended December 31, 2019			Year ended December 31, 2018
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$7,896	1.9%	$316	$16,237	3.1%	$649
Unsecured to residential developers	5,500	1.3	2,750	—	—	—
Vacant and unimproved	6,788	1.6	617	21,568	4.2	830
Commercial development	—	—	—	350	0.1	175
Residential improved	56,482	13.4	362	104,229	20.2	617
Commercial improved	95,628	22.8	1,275	41,096	8.0	685
Manufacturing and industrial	21,752	5.2	906	50,642	9.8	1,178
Total commercial real estate	194,046	46.2	667	234,122	45.4	780
Commercial and industrial	143,926	34.2	702	163,852	31.7	618
Total commercial	337,972	80.4	679	397,974	77.1	704

Consumer
Residential mortgage	41,712	9.9	262	73,440	14.2	271
Unsecured	—	—	—	32	—	16
Home equity	38,231	9.1	108	41,357	8.0	88
Other secured	2,395	0.6	21	3,417	0.7	22
Total consumer	82,338	19.6	132	118,246	22.9	132
Total loans	$420,310	100.0%	374	$516,220	100.0%	353

The table above demonstrates that our loan origination activity in 2019 was lower than in 2018.  We believe the lower origination activity is primarily the result of reduced business activity occurring in our marketplace in response to uncertainty over economic and political conditions.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At December 31, 2019, nonperforming assets totaled $3.0 million compared to $4.7 million at December 31, 2018. Additions to other real estate owned in 2019 were $0, compared to $293,000 in 2018.  Based on the loans currently in their redemption period, we expect there to be few additions to other real estate owned in 2020.  Proceeds from sales of foreclosed and repossessed properties were $656,000 in 2019, resulting in a net realized gain on sale of $38,000.  Proceeds from sales of foreclosed properties were $2.9 million in 2018 resulting in a net realized gain on sale of $530,000.  We expect the level of sales of foreclosed properties in 2020 to be lower than the level experienced in 2019.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of December 31, 2019, nonperforming loans totaled $203,000, or 0.01% of total portfolio loans, compared to $1.3 million, or 0.09% of total portfolio loans, at December 31, 2018.

Nonperforming loans at December 31, 2019 consisted of $98,000 of commercial real estate loans secured by various types of non-residential real estate and $105,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.7 million at December 31, 2019 and $3.4 million at December 31, 2018. Of this balance at December 31, 2019, there were 6 commercial real estate properties totaling approximately $2.7 million.  All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At December 31, 2019, our foreclosed asset portfolio had a weighted average age held in portfolio of 7.86 years. Below is a breakout of our foreclosed asset portfolio at December 31, 2019 and 2018 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	December 31, 2019			December 31, 2018
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	$—	—%	—%	$—	—%	—%
Residential Lot	—	—	—	38	57.6	70.1
Multi-Family	—	—	—	—	—	—
Vacant Land	79	66.6	74.1	352	40.5	46.6
Residential Development	326	38.7	69.1	815	38.6	82.3
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,343	—	—	2,175	—	—
	$2,748	11.7	25.8	$3,380	19.2	55.4

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans	$203	$1,303	$395	$300	$739
Loans 90 days or more delinquent and still accruing	—	1	—	—	17
Total nonperforming loans (NPLs)	203	1,304	395	300	756
Foreclosed assets	2,748	3,380	5,767	12,253	17,572
Repossessed assets	—	—	11	—	—
Total nonperforming assets (NPAs)	$2,951	$4,684	$6,173	$12,553	$18,328

NPLs to total loans	0.01%	0.09%	0.03%	0.02%	0.06%
NPAs to total assets	0.14%	0.24%	0.33%	0.73%	1.06%

The following table shows the breakout of our troubled debt restructurings (“TDRs”) between performing and nonperforming at December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019			December 31, 2018
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$8,469	$5,140	$13,609	$9,682	$6,347	$16,029
Nonperforming TDRs (1)	98	—	98	124	—	124
Total TDRs	$8,567	$5,140	$13,707	$9,806	$6,347	$16,153

(1)	Included in nonperforming asset table above

The following table further shows the composition of our TDRs over the past five years (dollars in thousands):

	December 31,
	2019	2018	2017	2016	2015
Commercial and industrial TDRs	$5,797	$6,502	$6,403	$5,994	$7,611
Commercial real estate TDRs	2,770	3,305	7,332	11,933	17,871
Consumer TDRs	5,140	6,346	8,345	12,059	13,570
Total TDRs	$13,707	$16,153	$22,080	$29,986	$39,052

We had a total of $13.7 million and $16.2 million of loans whose terms have been modified in TDRs as of December 31, 2019 and 2018, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.

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

The allowance for loan losses at December 31, 2019 was $17.2 million, an increase of $324,000, compared to $16.9 million at December 31, 2018.  The balance of the allowance for loan losses was 1.24% of total portfolio loans at December 31, 2019 compared to 1.20% of total portfolio loans at December 31, 2018.  The allowance for loan losses to nonperforming loan coverage ratio remained high at 8473% at December 31, 2019 compared to 1294% at December 31, 2018.

The following is a summary of our portfolio loan balances at the end of each period and the daily average balance of these loans.  It also includes changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and provisions for loan losses.

	December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Portfolio loans:
Average daily balance of loans for the year	$1,372,905	$1,332,450	$1,265,353	$1,218,901	$1,151,101
Amount of loans outstanding at end of period	1,385,627	1,405,658	1,320,309	1,280,812	1,197,932

Allowance for loan losses:
Balance at beginning of year	16,876	16,600	16,962	17,081	18,962
Provision for loan losses	(450)	450	(1,350)	(1,350)	(3,500)
Loans charged-off:
Real estate - construction	—	—	—	—	—
Real estate - mortgage	(132)	—	—	—	(218)
Commercial and industrial	—	(1,206)	(108)	—	(172)
Total Commercial	(132)	(1,206)	(108)	—	(390)
Residential mortgage	—	—	(19)	(10)	(158)
Consumer	(147)	(129)	(139)	(195)	(154)
	(279)	(1,335)	(266)	(205)	(702)
Recoveries:
Real estate - construction	177	238	333	426	699
Real estate - mortgage	211	685	488	664	565
Commercial and industrial	528	86	123	162	406
Total Commercial	916	1,009	944	1,252	1,670
Residential mortgage	64	55	66	33	415
Consumer	73	97	244	151	236
	1,053	1,161	1,254	1,436	2,321
Net (charge-offs) recoveries	774	(174)	988	1,231	1,619
Balance at end of year	$17,200	$16,876	$16,600	$16,962	$17,081

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.06)%	0.01%	(0.08)%	(0.10)%	(0.14)%
Allowance for loan losses to loans outstanding at year-end	1.24%	1.20%	1.26%	1.32%	1.70%
Allowance for loan losses to nonperforming loans at year-end	8,473%	1,294%	4,203%	5,654%	2,259%

The continued reduction in net charge-offs over the last several years has had a significant effect on the historical loss component of our allowance for loan losses computation as have the improvements in our credit quality metrics.

The table below shows the changes in these metrics over the past five years:

(Dollars in millions)	2019	2018	2017	2016	2015
Commercial loans	$1,098.0	$1,082.1	$1,007.1	$967.3	$886.0
Nonperforming loans	0.2	1.3	0.4	0.3	0.8
Other real estate owned and repo assets	2.7	3.4	5.8	12.3	17.6
Total nonperforming assets	3.0	4.7	6.2	12.6	18.3
Net charge-offs (recoveries)	(0.8)	0.2	(1.0)	(1.2)	(1.6)
Total delinquencies	0.4	0.9	1.0	1.4	1.4

Nonperforming loans have been low over the past several years.   At December 31, 2019, we have had net loan recoveries in nineteen of the past twenty quarters.  Perhaps even more importantly, our total delinquencies have continued to be minimal, and were just $0.4 million at December 31, 2019.

These factors all provide for a reduction in our allowance for loan losses, and thus impact our provision for loan losses. The provision for loan losses was a negative $450,000 for 2019 compared to $450,000 for 2018.  The provision in each period was due to the levels of nonperforming loans and net charge-off/recovery experience.  We had net recoveries in 2019 totaling $774,000 compared to net charge-offs of $174,000 in 2018.  The ratio of net charge-offs / (recoveries) to average loans was (0.06%) for 2019 compared to 0.01% for 2018.

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

Impaired loans decreased $3.4 million, or 19.5%, to $13.9 million at December 31, 2019 compared to $17.2 million at December 31, 2018.   The specific allowance for impaired loans increased $526,000 to $1.6 million, or 11.7% of total impaired loans, at December 31, 2019 compared to $1.1 million, or 6.4% of total impaired loans, at December 31, 2018.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the analysis date. We use a rolling 18 month (6 quarter) actual net charge-off history as the base for our computation for commercial loans.  The 18 month period ended December 31, 2019 reflected net recoveries.  We addressed this volatility in the qualitative factor considerations applied in our allowance computation.  We also considered the extended period of improved asset quality in assessing the overall qualitative component.  Considering the change in our qualitative factors and changes in our commercial loan portfolio balances, the general commercial loan allowance increased $149,000 to $12.9 million at December 31, 2019 compared to $12.8 million at December 31, 2018.  The general reserve increase was primarily due to commercial loan portfolio growth.   The qualitative component of our allowance allocated to commercial loans was $12.2 million at December 31, 2019, up from $12.0 million at December 31, 2018.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (4 quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.6 million at December 31, 2019 compared to $3.0 million at December 31, 2018.

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

The following table shows the allocation of the allowance for loan losses by portfolio type at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans	Allowance Amount	% of Each Category to Total Loans
Commercial and commercial real estate	$14,191	79%	$13,427	77%	$13,106	76%	$13,092	76%	$13,320	75%
Residential mortgage	2,224	15	2,477	17	2,508	17	2,646	17	2,557	17
Consumer	785	6	972	6	986	7	1,224	7	1,204	8
Total	$17,200	100%	$16,876	100%	$16,600	100%	$16,962	100%	$17,081	100%

The components of the allowance for loan losses were as follows:

	December 31,
	2019		2018
(Dollars in thousands)	Balance of Loans	Allowance Amount	Balance of Loans	Allowance Amount
Commercial and commercial real estate:
Impaired with allowance recorded	$6,658	$1,245	$7,541	$630
Impaired with no allowance recorded	2,067	—	3,333	—
Loss allocation factor on non-impaired loans	1,089,305	12,946	1,071,182	12,797
	1,098,030	14,191	1,082,056	13,427
Residential mortgage and consumer:
Reserves on troubled debt restructurings	5,140	379	6,347	468
Loss allocation factor	282,457	2,630	317,255	2,981
Total	$1,385,627	$17,200	$1,405,658	$16,876

With the exception of certain TDRs, impaired commercial loans at December 31, 2019 were classified as substandard or worse per our internal risk rating system.  $4.2 million of residential mortgage TDRs were associated with programs approved by the U.S. government during 2009 to minimize the number of consumer foreclosures.  These loans involved the restructuring of terms on consumer mortgages to allow customers to mitigate foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  Also included in this category are certain consumer home equity loans that were restructured maturing home equity lines of credit that did not qualify for traditional term financing.  We have been actively working with our customers to reduce the risk of foreclosure using these programs.  Additional information regarding impaired loans at December 31, 2019 and 2018 may be found in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

The increase in the level of the allowance for 2019 was due to growth in the commercial loan portfolio and an increase in specific reserves allocated to impaired loans, partially offset by the effect of stabilization in the loan grades and a reduction in qualitative factor allocations for commercial loans, which provided a lower allocation.  Our weighted average loan grade was 3.74 at December 31, 2017, 3.68 at December 31, 2018 and 3.67 at December 31, 2019.  The increase of $764,000 in reserves on commercial loans for 2019 was due to a $615,000 increase in specific reserves on impaired loans and a $149,000 increase in the loss allocation factor on non-impaired loans, due to growth in commercial loans at December 31, 2019.

Of the $17.2 million allowance at December 31, 2019, 10% related to specific allocations on impaired loans, 75% related to formula allowance on commercial loans and 15% related to general allocations for homogeneous loans.  Of the $16.9 million allowance at December 31, 2018,   6% related to specific allocations on impaired loans, 76% related to formula allowance on commercial loans and 18% related to general allocations for homogeneous loans.  Of the $15.6 million total formula based allowance for loan loss allocations at December 31, 2019, $14.8 million is from general/environmental allocations and $807,000 was driven from historical experience.  Of the $15.8 million total formula based allowance for loan loss allocations at December 31, 2018, $14.9 million is from general/environmental allocations and $872,000 driven from historical experience.    The above allocations are not intended to imply limitations on usage of the allowance. The entire allowance is available for any loan losses without regard to loan type.

More information regarding steps to address the elevated levels of substandard, impaired and nonperforming loans may be found in this Item 7 of this  report under the heading “Portfolio Loans and Asset Quality” above and in Item 8 of this report in Note 3 to the Consolidated Financial Statements.

Although we believe our allowance for loan losses has captured the losses that are probable in our portfolio as of December 31, 2019, there can be no assurance that all losses have been identified or that the allowance is sufficient.  The additional efforts by management to accelerate the identification and disposition of problem assets discussed above, and the impact of the lasting economic slowdown, may result in additional losses in 2019.

Premises and Equipment:   Premises and equipment totaled $43.4 million at December 31, 2019 compared to $44.9 million at December 31, 2018 as capital additions were more than offset by depreciation of current facilities during 2019.

Bank owned life insurance (BOLI):   The Bank has purchased life insurance policies on certain officers.  BOLI is recorded at its currently realizable cash surrender value and totaled $42.2 million at December 31, 2019 compared to $41.2 million at December 31, 2018.  The increase in 2019 was due to the earnings of the policies during the year.

Deposits and Other Borrowings: Total deposits increased $76.6 million to $1.75 billion at December 31, 2019, as compared to $1.68 billion at December 31, 2018.  Noninterest checking account balances decreased $3.0 million in 2019.  Interest bearing demand account balances increased $23.1 million and savings and money market account balances increased $29.9 million in 2019 while our certificates of deposits (primarily short-term) increased by $26.6 million in 2019.  We believe our success in maintaining and increasing the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 27% of total deposits at December 31, 2019 compared to 29% of total deposits at December 31, 2018.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, money market and savings accounts, comprised 64% of total deposits at December 31, 2019 and 64% at December 31, 2018. Time accounts as a percentage of total deposits were 9% at December 31, 2019 and 7% at December 31, 2018.

Borrowed funds totaled $80.6 million at December 31, 2019 including $60.0 million in Federal Home Loan Bank advances and $20.6 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $101.2 million at December 31, 2018 including $60.0 million of Federal Home Loan Bank advances and $41.2 million in long-term debt associated with trust preferred securities.  Borrowed funds decreased by $20.6 million in 2019 due to the redemption of $20.6 million of long-term debt associated with trust preferred securities on December 31, 2019.

At December 31, 2019, Company had outstanding $20.0 million aggregate liquidation amount of pooled trust preferred securities (“TRUPs”) issued through its wholly-owned subsidiary grantor trust, Macatawa Statutory Trust II (issued $20.0 million aggregate liquidation amount with a floating interest rate of three-month LIBOR plus 2.75%).  As discussed above, on December 31, 2019, the Company redeemed the $20.0 million trust preferred securities it had issued under its wholly-owned subsidiary grantor trust Macatawa Statutory Trust I.  These securities had a floating interest rate of three-month LIBOR plus 3.05%.

Information regarding our off-balance sheet commitments may be found in Item 8 of this report in Note 15 to the Consolidated Financial Statements.

CAPITAL RESOURCES

Total shareholders’ equity increased by $26.6 million from December 31, 2018 to December 31, 2019.  Shareholders’ equity was increased by $32.0 million of net income in 2019, partially offset by cash dividends of $9.5 million, or $0.28 per share.  Shareholders’ equity also increased by $3.8 million in 2019 as a result of a swing in accumulated other comprehensive income due to the effect of interest rate movement on the fair value of our available for sale securities portfolio. As of December 31, 2019, the Bank was categorized as “well capitalized” under applicable regulatory guidelines.

Our regulatory capital ratios (on a consolidated basis) continue to significantly exceed the levels required to be categorized as “well capitalized”.

The following table shows our regulatory capital ratios (on a consolidated basis) for the past three years.

	December 31,
	2019	2018	2017
Total capital to risk weighted assets	15.8%	15.5%	15.0%
Common Equity Tier 1 to risk weighted assets	13.5	12.0	11.3
Tier 1 capital to risk weighted assets	14.7	14.5	13.9
Tier 1 capital to average assets	11.5	12.1	11.9

Our Board of Directors declared quarterly cash dividends to common shareholders beginning with the first quarter of 2014, and each subsequent quarter in 2014 through 2019.  The declaration and payment of future dividends to common shareholders will be considered by the Board of Directors in its discretion and will depend on a number of factors, including our financial condition and anticipated profitability.

All of the $20.0 million of trust preferred securities outstanding at December 31, 2019 qualified as Tier 1 capital.

Capital sources include, but are not limited to, additional private and public common stock offerings, preferred stock offerings and subordinated debt.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefined Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), created a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implemented a capital conservation buffer.  It also revised the prompt corrective action thresholds and made changes to risk weights for certain assets and off-balance-sheet exposures.  Banks were required to transition into the new rule beginning on January 1, 2015.  Based on our capital levels and balance sheet composition at December 31, 2019, we believe implementation of the new rule had no material impact on our capital needs.

Macatawa Bank:

The Bank was categorized as “well capitalized” at December 31, 2019 and 2018.  The following table shows the Bank’s regulatory capital ratios for the past three years.

	December 31,
	2019	2018	2017
Average equity to average assets	11.8%	11.3%	11.6%
Total capital to risk weighted assets	15.3	15.1	14.6
Common Equity Tier 1 to risk weighted assets	14.3	14.1	13.5
Tier 1 capital to risk weighted assets	14.3	14.1	13.5
Tier 1 capital to average assets	11.2	11.8	11.6

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

We maintain a non-core funding dependency ratio below our peer group average and have had no brokered deposits on our balance sheet since before December 2012.  At December 31, 2019, the Bank held $240.5 million of federal funds sold and other short-term investments as well as $213.2 million of unpledged securities available for sale.  In addition, the Bank’s available borrowing capacity from correspondent banks was approximately $370.1 million as of December 31, 2019.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.

The table below summarizes our significant contractual obligations at December 31, 2019 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$20,619
Time deposit maturities	120,799	29,474	1,852	—
Other borrowed funds	—	10,000	50,000	—
Operating lease obligations	331	236	66	—
Total	$121,130	$39,710	$51,918	$20,619

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At December 31, 2019, we had a total of $502.2 million in unused lines of credit, $65.6 million in unfunded loan commitments and $15.3 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings. In 2018, the Bank paid dividends to the Company totaling $11.1 million.  In the same period, the Company paid dividends to its shareholders totaling $8.5 million.  In 2019, the Bank paid dividends to the Company totaling $32.5 million.  In the same period, the Company paid $20.0 million to redeem trust preferred securities and paid $9.5 million in dividends to its shareholders.  The Company retained the remaining balance in each period for general corporate purposes.  At December 31, 2019, the Bank had a retained earnings balance of $66.7 million.

During 2019 and 2018, the Company received payments from the Bank totaling $8.0 million and $5.8 million, respectively, representing the Bank’s intercompany tax liability for the 2019 and 2018 tax years, respectively, in accordance with the Company’s tax allocation agreement.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at December 31, 2019 was $7.3 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the “Allowance for Loan Losses” discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in 2019.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2019, we had gross deferred tax assets of $4.1 million and gross deferred tax liabilities of $1.9 million resulting in a net deferred tax asset of $2.2 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  At December 31, 2019, a valuation allowance of $92,000 was maintained against a capital loss carryforward created by the liquidation of the assets of a partnership interest the Bank acquired through a loan settlement thereby reducing net deferred tax assets to $2.1 million as of December 31, 2019.  With the positive results in 2019 and positive future projections, we concluded at December 31, 2019 that no other valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2019 (dollars in thousands).

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$288,239	(1.19)%	$66,859	5.05%
Interest rates up 100 basis points	291,433	(0.10)	65,388	2.74
No change	291,725	—	63,643	—
Interest rates down 100 basis points	271,864	(6.81)	61,861	(2.80)
Interest rates down 200 basis points	271,598	(6.90)	59,588	(6.37)

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

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macatawa Bank Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows and the related notes (collectively referred to as the “consolidated financial statements”) for the years then ended.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018 and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 20, 2020, expressed an unqualified opinion thereon.

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

Grand Rapids, Michigan
February 20, 2020

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(Dollars in thousands)

	2019	2018
ASSETS
Cash and due from banks	$31,942	$40,526
Federal funds sold and other short-term investments	240,508	130,758
Cash and cash equivalents	272,450	171,284
Securities available for sale, at fair value	225,249	226,986
Securities held to maturity (fair value 2019 - $85,128 and 2018 - $71,505)	82,720	70,334
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	3,294	415
Total loans	1,385,627	1,405,658
Allowance for loan losses	(17,200)	(16,876)
Net loans	1,368,427	1,388,782
Premises and equipment – net	43,417	44,862
Accrued interest receivable	4,866	5,279
Bank-owned life insurance (BOLI)	42,156	41,185
Other real estate owned - net	2,748	3,380
Net deferred tax asset	2,078	3,380
Other assets	9,807	7,679
Total assets	$2,068,770	$1,975,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$482,499	$485,530
Interest-bearing	1,270,795	1,191,209
Total deposits	1,753,294	1,676,739
Other borrowed funds	60,000	60,000
Long-term debt	20,619	41,238
Accrued expenses and other liabilities	17,388	6,294
Total liabilities	1,851,301	1,784,271

Commitments and Contingencies	—	—

Shareholders’ equity
Common stock, no par value, 200,000,000 shares authorized; 34,103,542 and 34,045,411 shares issued and outstanding at December 31, 2019 and December 31, 2018	218,109	217,783
Retained deficit	(2,184)	(24,652)
Accumulated other comprehensive income (loss)	1,544	(2,278)
Total shareholders’ equity	217,469	190,853
Total liabilities and shareholders’ equity	$2,068,770	$1,975,124

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2019 and 2018
(Dollars in thousands, except per share data)

	2019	2018
Interest income
Loans, including fees	$63,609	$58,852
Securities
Taxable	3,864	3,716
Tax-exempt	3,518	3,464
FHLB Stock	614	578
Federal funds sold and other short-term investments	4,337	2,427
Total interest income	75,942	69,037
Interest expense
Deposits	8,854	5,881
Other borrowings	1,369	1,403
Long-term debt	2,232	2,127
Total interest expense	12,455	9,411
Net interest income	63,487	59,626
Provision for loan losses	(450)	450
Net interest income after provision for loan losses	63,937	59,176
Noninterest income
Service charges and fees	4,415	4,377
Net gains on mortgage loans	2,347	924
Trust fees	3,812	3,643
ATM and debit card fees	5,753	5,535
BOLI income	972	942
Other	2,429	2,082
Total noninterest income	19,728	17,503
Noninterest expense
Salaries and benefits	24,679	25,207
Occupancy of premises	3,994	3,931
Furniture and equipment	3,420	3,125
Legal and professional	952	806
Marketing and promotion	919	881
Data processing	2,980	2,986
FDIC assessment	239	518
Interchange and other card expense	1,414	1,409
Bond and D&O Insurance	413	440
Net gains on repossessed and foreclosed properties	(24)	(207)
Administration and disposition of problem assets	277	276
Other	4,961	4,957
Total noninterest expenses	44,224	44,329
Income before income tax	39,441	32,350
Income tax expense	7,462	5,971
Net income	$31,979	$26,379
Basic earnings per common share	$0.94	$0.78
Diluted earnings per common share	$0.94	$0.78
Cash dividends per common share	$0.28	$0.25

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2019 and 2018
(Dollars in thousands)

	2019	2018
Net income	$31,979	$26,379

Other comprehensive income:

Unrealized gains (losses):
Net change in unrealized gains (losses) on securities available for sale	4,834	(927)
Tax effect	(1,012)	194
Net change in unrealized gains (losses) on securities available for sale, net of tax	3,822	(733)

Less: reclassification adjustments:
Reclassification for gains included in net income	—	—
Tax effect	—	—
Reclassification for gains included in net income, net of tax	—	—

Other comprehensive income (loss), net of tax	3,822	(733)
Comprehensive income	$35,801	$25,646

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2019 and 2018
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2017	$217,081	$(42,804)	$(1,291)	$172,986

Cumulative effect adjustment upon adoption of ASU 2018-02	—	278	(278)	—
Balance, January 1, 2018, adjusted	$217,081	$(42,526)	$(1,569)	$172,986

Reclassification for equity securities upon adoption of ASU 2016-01	—	(24)	24	—
Net income	—	26,379	—	26,379
Cash dividends at $0.25 per share	—	(8,481)	—	(8,481)
Repurchase of 13,351 shares for taxes withheld on vested restricted stock	(136)	—	—	(136)
Issuance of 45,000 shares for stock option exercise	386	—	—	386
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	(733)	(733)
Stock compensation expense	452	—	—	452
Balance, December 31, 2018	$217,783	$(24,652)	$(2,278)	$190,853

Net income	—	31,979	—	31,979
Cash dividends at $0.28 per share	—	(9,511)	—	(9,511)
Repurchase of 9,400 shares for taxes withheld on vested restricted stock	(101)	—	—	(101)
Net change in unrealized gain (loss) on securities available for sale, net of tax	—	—	3,822	3,822
Stock compensation expense	427	—	—	427
Balance, December 31, 2019	$218,109	$(2,184)	$1,544	$217,469

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2019 and 2018
(Dollars in thousands)

	2019	2018
Cash flows from operating activities
Net income	$31,979	$26,379
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	2,212	2,562
Stock compensation expense	427	452
Provision for loan losses	(450)	450
Origination of loans for sale	(82,281)	(33,907)
Proceeds from sales of loans originated for sale	81,749	35,624
Net gains on mortgage loans	(2,347)	(924)
Gain on sales of securities	—	—
Write-down of other real estate	14	323
Write-down of other assets held for sale	—	234
Net gain on sales of other real estate and repossessed assets	(38)	(530)
Net gain on sales of premises and equipment held for sale	(19)	—
Deferred income tax expense	290	502
Deferred tax asset valuation allowance change	—	92
Change in accrued interest receivable and other assets	(2,037)	(1,841)
Earnings in bank-owned life insurance	(972)	(942)
Change in accrued expenses and other liabilities	1,193	1,161
Net cash from operating activities	29,720	29,635

Cash flows from investing activities
Loan originations and payments, net	20,805	(85,816)
Purchases of securities available for sale	(58,403)	(34,391)
Purchases of securities held to maturity	(20,478)	(7,623)
Proceeds from:
Maturities and calls of securities	72,188	31,706
Sales of securities available for sale	—	—
Principal paydowns on securities	11,053	17,322
Sales of other real estate and repossessed assets	656	2,887
Sales of premises and equipment held for sale	342	—
Additions to premises and equipment	(1,041)	(1,283)
Net cash from investing activities	25,122	(77,198)

Cash flows from financing activities
Change in deposits	76,555	97,729
Repayments and maturities of other borrowed funds	(30,619)	(52,118)
Proceeds from other borrowed funds	10,000	20,000
Proceeds from exercise of stock options	—	386
Cash dividends paid	(9,511)	(8,481)
Repurchase of shares for taxes withheld on vested restricted stock	(101)	(136)
Net cash from financing activities	46,324	57,380
Net change in cash and cash equivalents	101,166	9,817
Cash and cash equivalents at beginning of period	171,284	161,467
Cash and cash equivalents at end of period	$272,450	$171,284

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2019 and 2018
(Dollars in thousands)

	2019	2018
Supplemental cash flow information
Interest paid	$12,440	$9,513
Income taxes paid	7,200	5,300
Supplemental noncash disclosures:
Transfers from loans to other real estate	—	293
Security settlement	9,901	—
Transfer from premises and equipment to other assets held for sale	—	557

See accompanying notes to consolidated financial statements.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

Concentration of Credit Risk:  Loans are granted to, and deposits are obtained from, customers primarily in the western Michigan area as described above.  Substantially all loans are secured by specific items of collateral, including residential real estate, commercial real estate, commercial assets and consumer assets.  Commercial real estate loans are the largest concentration, comprising 43% of total loans at December 31, 2019.  Commercial and industrial loans total 36%, while residential real estate and consumer loans make up the remaining 21%.  Other financial instruments, which potentially subject the Company to concentrations of credit risk, include deposit accounts in other financial institutions.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank of $8.1 million and $7.0 million at December 31, 2019 and 2018, respectively, was required to meet regulatory reserve and clearing requirements.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Management has determined that no OTTI charges were necessary during 2019 and 2018.

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
December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  As of December 31, 2019 and 2018, these loans had a net unrealized gain of $89,000 and $10,000, respectively, which are reflected in their carrying value.  Changes in fair value of loans held for sale are included in net gains on mortgage loans.  Loans are sold servicing released; therefore no mortgage servicing right assets are established.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative environmental factors.  The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class as well as the loan risk grade assignment for commercial loans.  At December 31, 2019 and 2018, an 18 month (six quarter) annualized historical loss experience was used for commercial loans and a 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative environmental factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, competition, increasing interest rates, external factors and other considerations.

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
December 31, 2019 and 2018

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

Goodwill and Acquired Intangible Assets:  Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company had no goodwill at December 31, 2019 and 2018.

Acquired intangible assets consist of core deposit and customer relationship intangible assets arising from acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from ten to sixteen years.  The Company had no acquired intangible assets at December 31, 2019 and 2018.

Long-term Assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  The Company had one property held for sale included in other assets that was determined to be impaired and an impairment charge of $234,000 was applied at December 31, 2018.  This property was sold in the fourth quarter of 2019 at a gain of $19,000.  The Company had no impairment of long term assets in 2019.

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

Changes in the fair values of these interest rate lock and forward commitment derivatives are included in net gains on mortgage loans.  The net fair value of mortgage banking derivatives was approximately $36,000 and $15,000 at December 31, 2019 and 2018, respectively.

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
December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives:  Certain of our commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, both of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At December 31, 2019, the total notional amount of such agreements was $70.3 million and resulted in a derivative asset with a fair value of $1.8 million which was included in other assets and a derivative liability of $1.8 million which was included in other liabilities.  At December 31, 2018, the total notional amount of such agreements was $66.0 million and resulted in a derivative asset with a fair value of $700,000 which was included in other assets and a derivative liability of $700,000 which was included in other liabilities.

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
December 31, 2019 and 2018

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

Adoption of New Accounting Standards:  Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU allows a company to make a one-time reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act, which was enacted at the end of 2017.  ASU 2018-02 is effective for all entities with periods beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued.  The amendments in ASU 2018-02 are to be applied either in the period of adoption, or retrospectively to each period in which the effect of the change in the US federal corporate income tax rate is recognized.  The ASU requires a disclosure of the accounting policy for releasing income tax effects from accumulated other comprehensive income.  The Company early adopted this ASU in the first quarter of 2018 and recorded a reclassification adjustment of $278,000 decreasing accumulated other comprehensive income and increasing retained earnings, effective December 31, 2017, and has included discussion as part of the Income Taxes accounting policy disclosure.

FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statement, with certain practical expedients available.  As the Company owns most of its branch locations, this ASU applied primarily to operating leases and the impact of adoption of this ASU by the Company had a nominal impact and resulted a right-of-use asset of $800,000 and a corresponding lease obligation liability of $800,000 being established as of January 1, 2019.  At December 31, 2019, the balance of the right of use asset was $640,000 and the balance of the lease liability was $642,000.

FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.  This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas.  This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships.  In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures.  These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed.  Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period.  The impact of adoption of this ASU by the Company on January 1, 2019 was not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Standards:

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. ASU No. 2019-10 Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates updated the effective date of this ASU for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022. The Company selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation.  In the second, third and fourth quarters of 2019, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates continuing to run parallel computations as it continues to evaluate the impact of adoption of the new standard.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 2 – SECURITIES

The amortized cost and fair value of securities were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for Sale:
U.S. Treasury and federal agency securities	$74,839	$95	$(185)	$74,749
U.S. Agency MBS and CMOs	45,795	474	(68)	46,201
Tax-exempt state and municipal bonds	44,718	1,244	—	45,962
Taxable state and municipal bonds	51,683	404	(65)	52,022
Corporate bonds and other debt securities	6,263	55	(3)	6,315
	$223,298	$2,272	$(321)	$225,249
Held to Maturity
Tax-exempt state and municipal bonds	$82,720	$2,408	$—	$85,128

December 31, 2018
Available for Sale:
U.S. Treasury and federal agency securities	$97,102	$6	$(1,710)	$95,398
U.S. Agency MBS and CMOs	33,287	97	(494)	32,890
Tax-exempt state and municipal bonds	45,212	246	(331)	45,127
Taxable state and municipal bonds	46,565	59	(690)	45,934
Corporate bonds and other debt securities	7,703	2	(68)	7,637
	$229,869	$410	$(3,293)	$226,986
Held to Maturity
Tax-exempt state and municipal bonds	$70,334	$1,488	$(317)	$71,505

There were no sales of securities available for sale during the years ended December 31, 2019 and 2018.

Contractual maturities of debt securities at December 31, 2019 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,952	$19,049	$30,757	$30,767
Due from one to five years	28,302	29,114	93,541	94,373
Due from five to ten years	16,841	17,505	53,366	54,090
Due after ten years	18,625	19,460	45,634	46,019
	$82,720	$85,128	$223,298	$225,249

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$15,009	$(97)	$27,026	$(87)	$42,035	$(184)
U.S. Agency MBS and CMOs	19,117	(56)	1,196	(12)	20,313	(68)
Tax-exempt state and municipal bonds	319	—	—	—	319	—
Taxable state and municipal bonds	8,569	(57)	2,981	(9)	11,550	(66)
Corporate bonds and other debt securities	932	—	852	(3)	1,784	(3)
Total	$43,946	$(210)	$32,055	$(111)	$76,001	$(321)

Held to Maturity:
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
U.S. Treasury and federal agency securities	$1,974	$(26)	$82,895	$(1,684)	$84,869	$(1,710)
U.S. Agency MBS and CMOs	1,728	(13)	18,712	(481)	20,440	(494)
Tax-exempt state and municipal bonds	8,987	(69)	10,785	(262)	19,772	(331)
Taxable state and municipal bonds	4,035	(19)	37,021	(671)	41,056	(690)
Corporate bonds and other debt securities	2,698	(12)	8,170	(56)	10,868	(68)
Total	$19,422	$(139)	$157,583	$(3,154)	$177,005	$(3,293)

Held to Maturity:
Tax-exempt state and municipal bonds	$8,533	$(76)	$4,683	$(241)	$13,216	$(317)

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At December 31, 2019, 70 securities available for sale with fair values totaling $76.0 million had unrealized losses totaling $321,000.  At December 31, 2019, no securities held to maturity had unrealized losses.  Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for each period were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during 2019 and 2018.

Securities with a carrying value of approximately $3.0 million and $2.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at December 31, 2019 and 2018, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 – LOANS

Portfolio loans were as follows at year end (dollars in thousands):

	2019	2018
Commercial and industrial	$499,572	$513,345

Commercial real estate:
Residential developed	14,705	14,825
Unsecured to residential developers	—	—
Vacant and unimproved	41,796	44,169
Commercial development	665	712
Residential improved	130,861	98,500
Commercial improved	292,799	295,618
Manufacturing and industrial	117,632	114,887
Total commercial real estate	598,458	568,711

Consumer
Residential mortgage	211,049	238,174
Unsecured	274	130
Home equity	70,936	78,503
Other secured	5,338	6,795
Total consumer	287,597	323,602

Total loans	1,385,627	1,405,658
Allowance for loan losses	(17,200)	(16,876)
	$1,368,427	$1,388,782

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018 (dollars in thousands):

2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,856	$6,544	$3,449	$27	$16,876
Charge-offs	—	(132)	(147)	—	(279)
Recoveries	528	388	137	—	1,053
Provision for loan losses	274	(279)	(430)	(15)	(450)
Ending Balance	$7,658	$6,521	$3,009	$12	$17,200

2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,478	$6,590	$3,494	$38	$16,600
Charge-offs	(1,206)	—	(129)	—	(1,335)
Recoveries	86	922	153	—	1,161
Provision for loan losses	1,498	(968)	(69)	(11)	450
Ending Balance	$6,856	$6,544	$3,449	$27	$16,876

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

December 31, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,213	$32	$379	$—	$1,624
Collectively evaluated for impairment	6,445	6,489	2,630	12	15,576
Total ending allowance balance	$7,658	$6,521	$3,009	$12	$17,200

Loans:
Individually reviewed for impairment	$5,797	$2,928	$5,140	$—	$13,865
Collectively evaluated for impairment	493,775	595,530	282,457	—	1,371,762
Total ending loans balance	$499,572	$598,458	$287,597	$—	$1,385,627

December 31, 2018	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$449	$181	$468	$—	$1,098
Collectively evaluated for impairment	6,407	6,363	2,981	27	15,778
Total ending allowance balance	$6,856	$6,544	$3,449	$27	$16,876

Loans:
Individually reviewed for impairment	$7,375	$3,499	$6,347	$—	$17,221
Collectively evaluated for impairment	505,970	565,212	317,255	—	1,388,437
Total ending loans balance	$513,345	$568,711	$323,602	$—	$1,405,658

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019 (dollars in thousands):

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$180	$180	$—

Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	130	130	—
Commercial development	—	—	—
Residential improved	377	377	—
Commercial improved	1,380	1,380	—
Manufacturing and industrial	—	—	—
	1,887	1,887	—
Consumer:
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
	—	—	—
Total with no related allowance recorded	$2,067	$2,067	$—

With an allowance recorded:
Commercial and industrial	$5,617	$5,617	$1,213

Commercial real estate:
Residential developed	76	76	3
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	28	28	2
Commercial improved	578	578	16
Manufacturing and industrial	359	359	11
	1,041	1,041	32
Consumer:
Residential mortgage	4,242	4,242	313
Unsecured	198	198	14
Home equity	677	677	50
Other secured	23	23	2
	5,140	5,140	379
Total with an allowance recorded	$11,798	$11,798	$1,624
Total	$13,865	$13,865	$1,624

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the years ended December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Average of impaired loans during the period:
Commercial and industrial	$5,257	$5,398

Commercial real estate:
Residential developed	139	175
Unsecured to residential developers	—	—
Vacant and unimproved	99	208
Commercial development	—	32
Residential improved	430	845
Commercial improved	2,114	3,303
Manufacturing and industrial	368	357

Consumer	5,724	7,191

Interest income recognized during impairment:
Commercial and industrial	945	1,034
Commercial real estate	188	219
Consumer	262	295

Cash-basis interest income recognized
Commercial and industrial	955	1,034
Commercial real estate	192	172
Consumer	264	293

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and 2018 (dollars in thousands):

December 31, 2019	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—

Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	98	—
Commercial improved	—	—
Manufacturing and industrial	—	—
	98	—
Consumer:
Residential mortgage	105	—
Unsecured	—	—
Home equity	—	—
Other secured	—	—
	105	—
Total	$203	$—

December 31, 2018	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$874	$—

Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	15	—
Commercial improved	303	—
Manufacturing and industrial	—	—
	318	—
Consumer:
Residential mortgage	111	—
Unsecured	—	—
Home equity	—	1
Other secured	—	—
	111	1
Total	$1,303	$1

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2019 by class of loans (dollars in thousands):

December 31, 2019	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$499,572	$499,572

Commercial real estate:
Residential developed	—	—	—	14,705	14,705
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	41,796	41,796
Commercial development	—	—	—	665	665
Residential improved	171	15	186	130,675	130,861
Commercial improved	103	—	103	292,696	292,799
Manufacturing and industrial	—	—	—	117,632	117,632
	274	15	289	598,169	598,458
Consumer:
Residential mortgage	2	103	105	210,944	211,049
Unsecured	—	—	—	274	274
Home equity	8	—	8	70,928	70,936
Other secured	3	—	3	5,335	5,338
	13	103	116	287,481	287,597
Total	$287	$118	$405	$1,385,222	$1,385,627

The following table presents the aging of the recorded investment in past due loans as of December 31, 2018 by class of loans (dollars in thousands):

December 31, 2018	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$513,345	$513,345

Commercial real estate:
Residential developed	—	—	—	14,825	14,825
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	57	—	57	44,112	44,169
Commercial development	—	—	—	712	712
Residential improved	86	16	102	98,398	98,500
Commercial improved	100	303	403	295,215	295,618
Manufacturing and industrial	—	—	—	114,887	114,887
	243	319	562	568,149	568,711
Consumer:
Residential mortgage	—	110	110	238,064	238,174
Unsecured	7	—	7	123	130
Home equity	67	1	68	78,435	78,503
Other secured	130	—	130	6,665	6,795
	204	111	315	323,287	323,602
Total	$447	$430	$877	$1,404,781	$1,405,658

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

The Company had allocated $1,624,000 and $1,098,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2019 and 2018, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

The following table presents information regarding TDRs as of December 31, 2019 and 2018 (dollars in thousands):

	2019		2018
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	7	$5,797	18	$6,502
Commercial real estate	15	2,770	22	3,305
Consumer	69	5,140	83	6,346
	91	$13,707	123	$16,153

The following table presents information related to accruing TDRs as of December 31, 2019 and 2018. The table presents the amount of accruing TDRs that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	8,295	10,336
Accruing TDR - upgraded to accruing after six consecutive payments	5,314	5,693
	$13,609	$16,029

The following tables present information regarding troubled debt restructurings executed during the years ended December 31, 2019 and 2018  (dollars in thousands):

	2019			2018
	Number of Loans	Pre-TDR Balance	Writedown Upon TDR	Number of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	2	$244	$—
Commercial real estate	—	—	—	3	492	—
Consumer	3	53	—	10	456	—
	3	$53	$—	15	$1,192	$—

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

Payment defaults on TDRs have been minimal and during the twelve months ended December 31, 2019 and 2018 the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

At year end, the risk grade category of commercial loans by class of loans was as follows (dollars in thousands):

December 31, 2019	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$11,768	$158,851	$290,267	$17,664	$6,022	$—	$—	$499,572

Commercial real estate:
Residential developed	—	—	312	14,393	—	—	—	—	14,705
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	9,201	8,085	22,819	1,691	—	—	—	41,796
Commercial development	—	—	79	586	—	—	—	—	665
Residential improved	—	—	20,142	109,932	518	171	98	—	130,861
Commercial improved	—	6,893	67,915	213,790	3,847	354	—	—	292,799
Manufacturing & industrial	—	2,404	36,401	77,435	1,392	—	—	—	117,632
	$15,000	$30,266	$291,785	$729,222	$25,112	$6,547	$98	$—	$1,098,030

December 31, 2018	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$15,708	$164,901	$299,622	$11,186	$6,054	$874	$—	$513,345

Commercial real estate:
Residential developed	—	—	—	14,220	605	—	—	—	14,825
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	7,635	3,543	30,688	2,303	—	—	—	44,169
Commercial development	—	—	86	626	—	—	—	—	712
Residential improved	—	—	19,645	78,337	311	192	15	—	98,500
Commercial improved	—	5,292	62,756	222,152	4,751	364	303	—	295,618
Manufacturing & industrial	—	3,372	24,799	81,261	5,455	—	—	—	114,887
	$15,000	$32,007	$275,730	$726,906	$24,611	$6,610	$1,192	$—	$1,082,056

Commercial loans rated a 6, 7 or 8 per the Company’s internal risk rating system are considered substandard, doubtful or loss, respectively.

Commercial loans classified as substandard or worse were as follows at year-end (dollars in thousands):

	2019	2018
Not classified as impaired	$591	$—
Classified as impaired	6,054	7,802
Total commercial loans classified substandard or worse	$6,645	$7,802

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in consumer loans based on payment activity as of December 31, 2019 and 2018 (dollars in thousands):

December 31, 2019	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$210,946	$274	$70,936	$5,338
Nonperforming	103	—	—	—
Total	$211,049	$274	$70,936	$5,338

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 3 –   LOANS (Continued)

December 31, 2018	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$238,064	$130	$78,502	$6,795
Nonperforming	110	—	1	—
Total	$238,174	$130	$78,503	$6,795

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	2019	2018
Beginning balance	$4,183	$9,140
Additions, transfers from loans	—	293
Proceeds from sales of other real estate owned	(589)	(2,212)
Valuation allowance reversal upon sale	(453)	(2,893)
Gain (loss) on sales of other real estate owned	(29)	(145)
	3,112	4,183
Less: valuation allowance	(364)	(803)
Ending balance	$2,748	$3,380

Activity in the valuation allowance was as follows (dollars in thousands):

	2019	2018
Beginning balance	$803	$3,373
Additions charged to expense	14	323
Reversals upon sale	(453)	(2,893)
Ending balance	$364	$803

At December 31, 2019, the balance of other real estate owned included no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $0.

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
December 31, 2019 and 2018

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Available for sale securities
U.S. Treasury and federal agency securities	$74,749	$—	$74,749	$—
U.S. Agency MBS and CMOs	46,201	—	46,201	—
Tax-exempt state and municipal bonds	45,962	—	45,962	—
Taxable state and municipal bonds	52,022	—	52,022	—
Corporate bonds and other debt securities	6,315	—	6,315	—
Other equity securities	1,481	—	1,481	—
Loans held for sale	3,294	—	3,294	—
Interest rate swaps	1,830	—	—	1,830
Interest rate swaps	(1,830)	—	—	(1,830)

December 31, 2018
Available for sale securities
U.S. Treasury and federal agency securities	$95,398	$—	$95,398	$—
U.S. Agency MBS and CMOs	32,890	—	32,890	—
Tax-exempt state and municipal bonds	45,127	—	45,127	—
Taxable state and municipal bonds	45,934	—	45,934	—
Corporate bonds and other debt securities	7,637	—	7,637	—
Other equity securities	1,438	—	1,438	—
Loans held for sale	415	—	415	—
Interest rate swaps	700	—	—	700
Interest rate swaps	(700)	—	—	(700)

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Impaired loans	$5,151	$—	$—	$5,151
Other real estate owned	405	—	—	405

December 31, 2018
Impaired loans	$3,211	$—	$—	$3,211
Other real estate owned	1,205	—	—	1,205

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis were as follows at year end (dollars in thousands).

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2019
Impaired loans	$5,151	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	405	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2018
Impaired loans	$3,211	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 15.0
		Income approach	Capitalization rate	9.5 to 11.0

Other real estate owned	1,205	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at year end (dollars in thousands).

		2019		2018
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$31,942	$31,942	$40,526	$40,526
Federal funds sold and other short-term investments	Level 2	240,508	240,508	130,758	130,758
Securities held to maturity	Level 3	82,720	85,128	70,334	71,505
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,363,276	1,395,446	1,385,571	1,403,005
Bank owned life insurance	Level 3	42,156	42,156	41,185	41,185
Accrued interest receivable	Level 2	4,866	4,866	5,279	5,279

Financial liabilities
Deposits	Level 2	(1,753,294)	(1,753,877)	(1,676,739)	(1,677,634)
Other borrowed funds	Level 2	(60,000)	(61,006)	(60,000)	(59,092)
Long-term debt	Level 2	(20,619)	(18,167)	(41,238)	(37,046)
Accrued interest payable	Level 2	(518)	(518)	(503)	(503)

Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

The estimated fair values of financial instruments disclosed above as of December 31, 2019 and 2018 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity and marketability factors.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 6 – PREMISES AND EQUIPMENT – NET

Year-end premises and equipment were as follows (dollars in thousands):

	2019	2018
Land	$15,861	$15,861
Building	44,283	43,912
Leasehold improvements	263	263
Furniture and equipment	21,230	20,176
Construction in progress	124	508
	81,761	80,720
Less accumulated depreciation	(38,344)	(35,858)
	$43,417	$44,862

Depreciation expense was $2,486,000 and $2,493,000 for 2019 and 2018, respectively.

The Bank leases certain office and branch premises and equipment under operating lease agreements.  Total rental expense for all operating leases aggregated to $430,000 and $440,000 for 2019 and 2018, respectively.  Future minimum rental expense under noncancelable operating leases as of December 31, 2019 is as follows (dollars in thousands):

2020	$331
2021	125
2022	111
2023	53
2024	14
Thereafter	—
$634

NOTE 7 – DEPOSITS

Deposits at year-end were as follows (dollars in thousands):

	2019	2018
Noninterest-bearing demand	$482,499	$485,530
Interest bearing demand	479,341	456,260
Savings and money market accounts	639,329	609,425
Certificates of deposit	152,125	125,524
	$1,753,294	$1,676,739

The following table depicts the maturity distribution of certificates of deposit at December 31, 2019 (dollars in thousands):

2020	$120,799
2021	25,074
2022	4,400
2023	1,481
2024	371
Thereafter	—
$152,125

Time deposits that exceed the FDIC insurance limit of $250,000 at year end 2019 and 2018 were approximately $37.7 million and $39.6 million, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 8 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At year-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2019
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable Advances	20,000	November 2024	1.81%
	$60,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2018
Single maturity fixed rate advances	$40,000	February 2019 to July 2024	2.27%
Putable Advances	20,000	November 2024	1.81%
	$60,000

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  Advances were collateralized by residential and commercial real estate loans totaling $498.1 million and $476.4 million under a blanket lien arrangement at December 31, 2019 and 2018, respectively.

Scheduled repayments of FHLB advances as of December 31, 2019 were as follows (in thousands):

2020	$—
2021	10,000
2022	—
2023	10,000
2024	40,000
Thereafter	—
$60,000

Federal Reserve Bank Borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at December 31, 2019 and 2018, and the Company had approximately $13.0 million and $16.9 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $15.2 million and $18.2 million at December 31, 2019 and 2018, respectively.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 9 – LONG TERM DEBT

The Company has pooled trust preferred securities (“TRUPs”) issued through its wholly-owned subsidiary grantor trusts.  Macatawa Statutory Trust I issued $619,000 of common securities to the Company and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 3.05%, maturing on July 15, 2033.  Macatawa Statutory Trust II issued $619,000 of common securities and $20.0 million aggregate liquidation amount of Preferred Securities with a floating interest rate of three-month LIBOR plus 2.75%, maturing on March 18, 2034.  On December 31, 2019, the Company redeemed the $20.0 million outstanding Preferred Securities and $619,000 common securities associated with Macatawa Statutory Trust I.

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

The Company has the option to defer interest payments on the Debentures from time to time for up to twenty consecutive quarterly payments, although interest continues to accrue on the outstanding balance.  During any deferral period, the Company may not declare or pay any dividends on the Company’s common stock or preferred stock or make any payment on any outstanding debt obligations that rank equally with or junior to the Debentures.  The Company also has the option to redeem and prepay the remaining TRUPs and the Debentures.

At December 31, 2019 and 2018, Debentures totaling $20,619,000 and $41,238,000, respectively, are reported in liabilities as long-term debt, and the common securities of $619,000 and $1,238,000, respectively, and unamortized debt issuance costs are included in other assets.  The Preferred Securities may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  At December 31, 2019 and 2018, respectively, $20.0 million and $40.0 million of the Preferred Securities issued qualified as Tier 1 capital for regulatory capital purposes.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows (dollars in thousands).

	2019	2018
Beginning balance	$28,743	$28,538
New loans and renewals	3,343	19,200
Repayments and renewals	(3,548)	(18,995)
Effect of changes in related parties	(144)	—
Ending balance	$28,394	$28,743

Deposits from principal officers, directors, and affiliates at December 31, 2019 and 2018 were $15.9 million and $112.7 million, respectively.  The majority of the deposit balances for each year are associated with institutional accounts of affiliated organizations and were at market rates.

During 2015, the Bank entered into a back-to-back swap agreement (see Note 1 – Derivatives) with a company affiliated with one of the Company’s directors.  Terms were at market rates and the total notional amount of the agreement was $14.0 million and $15.0 million at December 31, 2019 and 2018, respectively.

During 2019, the Bank engaged a company affiliated with one of the Company’s directors for the reconfiguration of a portion of the corporate office building.  Total expenses related to this reconfiguration were not significant to the director’s company and terms were at market rates and were negotiated at arms’ length.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 11 - STOCK-BASED COMPENSATION

On May 5, 2015, the Company’s shareholders approved the Macatawa Bank Corporation Stock Incentive Plan of 2015 (the 2015 Plan).  The 2015 Plan provides for grant of up to 1,500,000 shares of Macatawa common stock in the form of stock options or restricted stock awards to employees and directors. There were 1,213,776 shares under the “2015 Plan” available for future issuance as of December 31, 2019.  The Company issues new shares under the 2015 Plan from its authorized but unissued shares.

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

There were no options granted during 2019 and 2018.  Additionally, there were no options outstanding or exercisable at December 31, 2019 or 2018.  Additional information related to stock options during each year follows (dollars in thousands):

	2019	2018
Intrinsic value of options exercised	$—	$72
Cash received from option exercises	—	386
Tax benefit realized from option exercises	—	19

There was no compensation cost for stock options in 2019 and 2018.

As of December 31, 2019, there was no unrecognized cost related to nonvested stock options granted under the Company’s stock-based compensation plans.

Restricted Stock Awards

Restricted stock awards have vesting periods of up to three years.  A summary of changes in the Company’s nonvested restricted stock awards for the year follows:

Nonvested Stock Awards	Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2019	90,226	$10.13	$1,004,215
Granted	83,910	10.32	933,918
Vested	(36,770)	10.00	409,250
Forfeited	(16,379)	10.14	182,298
Outstanding at December 31, 2019	120,987	$10.30	$1,346,585

Compensation cost related to restricted stock awards totaled $427,000 and $452,000 for 2019 and 2018, respectively.

As of December 31, 2019, there was $1,097,000 of total remaining unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans.  The cost is expected to be recognized over a weighted-average period of 1.53 years.  The total grant date fair value of restricted stock awards vested during 2019 was $368,000.  The total grant date fair value of restricted stock awards vested during 2018 was $436,000.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 12 - EMPLOYEE BENEFITS

The Company sponsors a 401(k) plan which covers substantially all employees.  Employees may elect to contribute to the plan up to the maximum percentage of compensation and dollar amount subject to statutory limitations.  Beginning January 1, 2013, the Company’s contribution was set using a matching formula of 100% of the first 3% of employee contributions and 50% of employee contributions in excess of 3%, up to 5%.  The Company’s contributions were approximately $722,000 and $717,000 for 2019 and 2018, respectively.

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share are as follows (dollars in thousands, except per share data):

	2019	2018
Net income	$31,979	$26,379

Weighted average shares outstanding, including participating stock awards - Basic	34,056,200	34,018,259

Dilutive potential common shares:
Stock options	—	295
Weighted average shares outstanding - Diluted	34,056,200	34,018,554
Basic earnings per common share	$0.94	$0.78
Diluted earnings per common share	$0.94	$0.78

NOTE 14 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	2019	2018
Current	$7,172	$5,377
Deferred	290	502
Change in valuation allowance	—	92
	$7,462	$5,971

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	2019	2018
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$8,283	$6,794
Adjust for:
Tax-exempt interest income	(703)	(700)
Bank-owned life insurance	(204)	(198)
Change in valuation allowance	—	92
Other, net	86	(17)
	$7,462	$5,971

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.  At December 31, 2018, a valuation allowance of $92,000 was established for a capital loss carryforward related to the liquidation of assets of a partnership interest the Bank acquired through a loan settlement.  This valuation allowance was maintained at December 31, 2019.  Management believes it is more likely than not that all of the remaining deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	2019	2018
Deferred tax assets
Allowance for loan losses	$3,612	$3,544
Nonaccrual loan interest	182	268
Valuation allowance on other real estate owned and property held for sale	76	218
Unrealized loss on securities available for sale	—	606
Other	248	302
Gross deferred tax assets	4,118	4,938
Valuation allowance	(92)	(92)
Total net deferred tax assets	4,026	4,846

Deferred tax liabilities
Depreciation	$(1,053)	$(1,005)
Prepaid expenses	(172)	(200)
Unrealized gain on securities available for sale	(406)	—
Other	(317)	(261)
Gross deferred tax liabilities	(1,948)	(1,466)
Net deferred tax asset	$2,078	$3,380

There were no unrecognized tax benefits at December 31, 2019 and 2018 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2015.

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

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 15 – COMMITMENTS AND OFF BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of financial instruments with off-balance-sheet risk was as follows at year-end (dollars in thousands):

	2019	2018
Commitments to extend credit	$65,648	$77,391
Letters of credit	15,303	15,802
Unused lines of credit	502,200	486,203

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $11.0 million and $4.1 million at December 31, 2019 and 2018, respectively.

At year-end 2019 approximately 79.5% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to LIBOR and the prime rate and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to LIBOR and the prime rate.

NOTE 16 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.  As of December 31, 2019, there were no material pending legal proceedings to which we or any of our subsidiaries are a party or which any of our properties are the subject.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (commonly known as Basel III). The rules include a common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which effectively results in a minimum CET1 ratio of 7.0%. The minimum ratio of Tier 1 capital to risk-weighted assets is 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5%), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer), and requires a minimum leverage ratio of 4.0%.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 17 – SHAREHOLDERS’ EQUITY (Continued)

Actual capital levels (dollars in thousands) and minimum required levels were as follows at year-end:

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
CET1 capital (to risk weighted assets)
Consolidated	$215,925	13.5%	$72,187	4.5%	$112,290	7.0%	N/A	N/A
Bank	228,761	14.3	72,182	4.5	112,284	7.0	$104,263	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	235,925	14.7	96,249	6.0	136,353	8.5	N/A	N/A
Bank	228,761	14.3	96,243	6.0	136,344	8.5	128,324	8.0
Total capital (to risk weighted assets)
Consolidated	253,125	15.8	128,332	8.0	168,436	10.5	N/A	N/A
Bank	245,961	15.3	128,324	8.0	168,425	10.5	160,405	10.0
Tier 1 capital (to average assets)
Consolidated	235,925	11.5	82,130	4.0	N/A	N/A	N/A	N/A
Bank	228,761	11.2	82,070	4.0	N/A	N/A	102,587	5.0

December 31, 2018
CET1 capital (to risk weighted assets)
Consolidated	$193,131	12.0%	$72,381	4.5%	$102,540	6.4%	N/A	N/A
Bank	226,531	14.1	72,371	4.5	102,526	6.4	$104,536	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	233,131	14.5	96,508	6.0	126,667	7.9	N/A	N/A
Bank	226,531	14.1	96,495	6.0	126,649	7.9	128,660	8.0
Total capital (to risk weighted assets)
Consolidated	250,007	15.5	128,678	8.0	158,837	9.9	N/A	N/A
Bank	243,407	15.1	128,660	8.0	158,814	9.9	160,825	10.0
Tier 1 capital (to average assets)
Consolidated	233,131	12.1	76,963	4.0	N/A	N/A	N/A	N/A
Bank	226,531	11.8	76,902	4.0	N/A	N/A	96,128	5.0

Approximately $20.0 million and $40.0 million of trust preferred securities outstanding at December 31, 2019 and 2018, respectively, qualified as Tier 1 capital.

The Bank was categorized as “well capitalized” at December 31, 2019 and 2018.

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Following are condensed parent company only financial statements (dollars in thousands):

CONDENSED BALANCE SHEETS

	2019	2018
ASSETS
Cash and cash equivalents	$7,289	$6,425
Investment in Bank subsidiary	230,305	224,253
Investment in other subsidiaries	650	1,441
Other assets	107	227
Total assets	$238,351	$232,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	20,619	41,238
Other liabilities	263	255
Total liabilities	20,882	41,493
Total shareholders’ equity	217,469	190,853
Total liabilities and shareholders’ equity	$238,351	$232,346

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	2019	2018
INCOME
Dividends from subsidiaries	$32,610	$11,121
Other	—	—
Total income	32,610	11,121
EXPENSE
Interest expense	2,232	2,127
Other expense	720	679
Total expense	2,952	2,806
Income before income tax and equity in undistributed earnings of subsidiaries	29,658	8,315
Equity in undistributed earnings of subsidiaries	1,678	17,484
Income before income tax	31,336	25,799
Income tax benefit	(643)	(580)
Net income	$31,979	$26,379
Comprehensive income	$35,801	$25,646

MACATAWA BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 18 – CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2019	2018
Cash flows from operating activities
Net income	$31,979	$26,379
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(1,678)	(17,484)
Stock compensation expense	47	52
Change in other assets	120	(154)
Change in other liabilities	8	(109)
Net cash from operating activities	30,476	8,684
Cash flows from investing activities
Investment in subsidiaries	619	—
Net cash from investing activities	619	—
Cash flows from financing activities
Proceeds from issuance of common stock	—	386
Repayment of other borrowings	(20,619)
Cash dividends paid	(9,511)	(8,481)
Common stock issuance costs	—	—
Repurchases of shares	(101)	(136)
Net cash from financing activities	(30,231)	(8,231)
Net change in cash and cash equivalents	864	453
Cash and cash equivalents at beginning of year	6,425	5,972
Cash and cash equivalents at end of year	$7,289	$6,425

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands except per share data)

					Earnings Per Common Share
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Basic	Diluted
2019
First quarter	$19,189	$16,021	$(250)	$7,646	$0.22	$0.22
Second quarter	19,239	15,955	(200)	8,003	0.24	0.24
Third quarter	19,079	15,836	—	8,158	0.24	0.24
Fourth quarter	18,435	15,675	—	8,172	0.24	0.24

2018
First quarter	$16,019	$14,182	$(100)	$5,755	$0.17	$0.17
Second quarter	16,836	14,653	(300)	6,728	0.20	0.20
Third quarter	17,687	15,162	—	6,852	0.20	0.20
Fourth quarter	18,496	15,628	850	7,043	0.21	0.21

ITEM 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A:	Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures.

Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as of December 31, 2019.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs.  Our management, including our CEO and CFO, after evaluating the effectiveness of the Company’s disclosure controls and procedures, have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission’s rules and forms.

(b)          Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on those criteria.

BDO USA, LLP, an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, as stated in their report below.

(d)          Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Macatawa Bank Corporation
Holland, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Macatawa Bank Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

ITEM 9B:	Other Information.

None.

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance.

The information under the headings “The Board of Directors – General, – Qualifications and Biographical Information, and – Board Committees – Audit Committee,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Code of Ethics” and “Shareholder Proposals” in our definitive Proxy Statement relating to our May 5, 2020 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 11:	Executive Compensation.

Information under the heading “Executive Compensation” in our definitive Proxy Statement relating to our May 5, 2020 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the heading “Ownership of Macatawa Stock” in our definitive Proxy Statement relating to our May 5, 2020 Annual Meeting of Shareholders is here incorporated by reference.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2019.  The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average Exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	N/A	1,213,776
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	1,213,776

(1)
Consists of the Macatawa Bank Corporation Stock Incentive Plan of 2015.  The number of shares reflected in column (c) above with respect to the Macatawa Bank Corporation Stock Compensation Plan of 2015 (1,213,776 shares) represents shares that may be issued other than upon the exercise of an outstanding option, warrant or right.  This plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

The Company has no equity compensation plans not approved by shareholders.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence.

Information under the headings “Transactions with Related Persons” and “The Board of Directors – Board Committees” in our definitive Proxy Statement relating to our May 5, 2020 Annual Meeting of Shareholders is here incorporated by reference.

ITEM 14:	Principal Accountant Fees and Services.

Information under the headings “Independent Auditors – Fees and – Audit Committee Approval Policies” in our definitive Proxy Statement relating to our May 5, 2020 Annual Meeting of Shareholders is here incorporated by reference.

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules.

(a) 1.	The following documents are filed as part of Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018 Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
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

4.4	Description of Rights of Shareholders.
10.1*
Form of Restricted Stock Agreement.   Previously filed with the Commission on February 14, 2019 in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, Exhibit 10.1.  Here incorporated by reference.

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

10.5*
Board Representation Agreement dated November 5, 2008, between Macatawa Bank Corporation and White Bay Capital, LLC.  Previously filed with the Commission on February 19, 2015, in Macatawa Bank Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, Exhibit 10.11.  Here incorporated by reference.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated February 20, 2020.

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

Signature

*/s/ Richard L. Postma	February 20, 2020
Richard L. Postma, Chairman of the Board

/s/ Ronald L. Haan	February 20, 2020
Ronald L. Haan, Chief Executive Officer

*/s/ Douglas B. Padnos	February 20, 2020
Douglas B. Padnos, Director

*/s/ Michael K. Le Roy	February 20, 2020
Michael K. Le Roy, Director

*/s/ Charles A. Geenen	February 20, 2020
Charles A. Geenen, Director

*/s/ Birgit M. Klohs	February 20, 2020
Birgit M. Klohs, Director

*/s/ Robert L. Herr	February 20, 2020
Robert L. Herr, Director

*/s/ Thomas P. Rosenbach	February 20, 2020
Thomas P. Rosenbach, Director

*By:	/s/ Jon W. Swets
Jon W. Swets
Attorney-in-Fact