Form 10-Q
period 2020-03-31
MACATAWA BANK CORP
filed 2020-04-23
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,107,995 shares of the Company's Common Stock (no par value) were outstanding as of April 23, 2020.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Macatawa Bank Corporation. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to the risks and uncertainties related to, and the impact of, the global coronavirus (COVID-19) pandemic on the business, financial condition and results of operations of our company and our customers, future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for loan losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Macatawa Bank Corporation, specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Macatawa Bank Corporation does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	47

	Item 4.
	Controls and Procedures	48

Part II.	Other Information:

	Item 1A.
	Risk Factors	49

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 6.
	Exhibits	50

Signatures		51

Index
Part I  Financial Information
Item 1.
MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 (unaudited) and December 31, 2019
(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$25,861	$31,942
Federal funds sold and other short-term investments	181,334	240,508
Cash and cash equivalents	207,195	272,450
Debt securities available for sale, at fair value	243,368	225,249
Debt securities held to maturity (fair value 2020 - $84,866 and 2019 - $85,128)	82,514	82,720
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	1,966	3,294
Total loans	1,395,341	1,385,627
Allowance for loan losses	(18,889)	(17,200)
Net loans	1,376,452	1,368,427
Premises and equipment – net	43,461	43,417
Accrued interest receivable	5,356	4,866
Bank-owned life insurance	42,411	42,156
Other real estate owned - net	2,626	2,748
Net deferred tax asset	1,728	2,078
Other assets	12,455	9,807
Total assets	$2,031,090	$2,068,770
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$492,409	$482,499
Interest-bearing	1,212,971	1,270,795
Total deposits	1,705,380	1,753,294
Other borrowed funds	70,000	60,000
Long-term debt	20,619	20,619
Accrued expenses and other liabilities	11,511	17,388
Total liabilities	1,807,510	1,851,301
Commitments and contingent liabilities	—	—
Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,107,995 and 34,103,542 shares issued and outstanding at March 31, 2020 and December 31, 2019	218,207	218,109
Retained earnings (deficit)	1,507	(2,184)
Accumulated other comprehensive income	3,866	1,544
Total shareholders' equity	223,580	217,469
Total liabilities and shareholders' equity	$2,031,090	$2,068,770

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three month periods ended March 31, 2020 and 2019
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest income
Loans, including fees	$14,851	$16,450
Securities
Taxable	1,061	996
Tax-exempt	882	839
FHLB Stock	124	160
Federal funds sold and other short-term investments	576	744
Total interest income	17,494	19,189
Interest expense
Deposits	1,603	2,256
Other borrowings	349	327
Long-term debt	239	586
Total interest expense	2,191	3,169
Net interest income	15,303	16,020
Provision for loan losses	700	(250)
Net interest income after provision for loan losses	14,603	16,270
Noninterest income
Service charges and fees	1,110	1,050
Net gains on mortgage loans	650	211
Trust fees	935	890
ATM and debit card fees	1,337	1,326
Gain on sales of securities	—	—
Bank owned life insurance ("BOLI") income	242	236
Other	685	615
Total noninterest income	4,959	4,328
Noninterest expense
Salaries and benefits	6,691	6,244
Occupancy of premises	1,009	1,093
Furniture and equipment	855	844
Legal and professional	291	230
Marketing and promotion	238	228
Data processing	760	730
FDIC assessment	—	120
Interchange and other card expense	347	345
Bond and D&O Insurance	105	104
Net (gains) losses on repossessed and foreclosed properties	31	(35)
Administration and disposition of problem assets	30	88
Other	1,365	1,247
Total noninterest expenses	11,722	11,238
Income before income tax	7,840	9,360
Income tax expense	1,429	1,714
Net income	$6,411	$7,646
Basic earnings per common share	$0.19	$0.22
Diluted earnings per common share	$0.19	$0.22
Cash dividends per common share	$0.08	$0.07

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three month periods ended March 31, 2020 and 2019
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net income	$6,411	$7,646
Other comprehensive income:
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	2,939	2,261
Tax effect	(617)	(475)
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	2,322	1,786
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—
Tax effect	—	—
Reclassification for gains included in net income, net of tax	—	—
Other comprehensive income (loss), net of tax	2,322	1,786
Comprehensive income	$8,733	$9,432

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three month periods ended March 31, 2020 and 2019
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2019	$217,783	$(24,652)	$(2,278)	$190,853
Net income for the three months ended March 31, 2019	—	7,646	—	7,646
Cash dividends at $.07 per share	—	(2,378)	—	(2,378)
Net change in unrealized loss on debt securities available for sale, net of tax	—	—	1,786	1,786
Stock compensation expense	59	—	—	59
Balance, March 31, 2019	$217,842	$(19,384)	$(492)	$197,966

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2020	$218,109	$(2,184)	$1,544	$217,469
Net income for the three months ended March 31, 2020	—	6,411	—	6,411
Cash dividends at $.08 per share	—	(2,720)	—	(2,720)
Repurchase of 1,608 shares for taxes withheld on vested restricted stock	(11)			(11)
Net change in unrealized loss on debt securities available for sale, net of tax	—	—	2,322	2,322
Stock compensation expense	109	—	—	109
Balance, March 31, 2020	$218,207	$1,507	$3,866	$223,580

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three month periods ended March 31, 2020 and 2019
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities
Net income	$6,411	$7,646
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	721	632
Stock compensation expense	109	59
Provision for loan losses	700	(250)
Origination of loans for sale	(29,356)	(6,881)
Proceeds from sales of loans originated for sale	31,334	6,995
Net gains on mortgage loans	(650)	(211)
Write-down of other real estate	31	10
Net gain (loss) on sales of other real estate	—	(45)
Deferred income tax expense	(271)	245
Change in accrued interest receivable and other assets	(3,138)	(2,063)
Earnings in bank-owned life insurance	(242)	(236)
Change in accrued expenses and other liabilities	4,276	2,771
Net cash from operating activities	9,925	8,672
Cash flows from investing activities
Loan originations and payments, net	(8,725)	21,357
Purchases of securities available for sale	(49,894)	(5,297)
Purchases of securities held to maturity	(5,876)	(498)
Proceeds from:
Maturities and calls of securities	26,544	8,300
Principal paydowns on securities	3,949	1,835
Sales of other real estate	91	154
Additions to premises and equipment	(624)	(568)
Net cash from investing activities	(34,535)	25,283
Cash flows from financing activities
Change in deposits	(47,914)	(58,875)
Repayments and maturities of other borrowed funds	—	(10,000)
Proceeds from other borrowed funds	10,000	10,000
Repurchase of shares for taxes withheld on vested restricted stock	(11)	—
Cash dividends paid	(2,720)	(2,378)
Net cash from financing activities	(40,645)	(61,253)
Net change in cash and cash equivalents	(65,255)	(27,298)
Cash and cash equivalents at beginning of period	272,450	171,284
Cash and cash equivalents at end of period	$207,195	$143,986

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three month periods ended March 31, 2020 and 2019
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Supplemental cash flow information
Interest paid	$2,234	$2,788
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers from loans to other real estate	—	—
Security settlement	(10,153)	(253)

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

Recent Events: In December 2019, news began to surface regarding an influenza pandemic in China, known as the novel coronavirus, or COVID-19. In January 2020, the United States restricted entry to anyone traveling from China.  In February 2020, the pandemic spread broadly and swiftly throughout Europe and the Middle East, particularly in Italy and Iran. Cases began to surface in the United States in February 2020 and accelerated in early March 2020.  The Federal Reserve reduced the overnight federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020 and announced the resumption of quantitative easing.  During the week of March 9, 2020, individual states began implementing restrictions and promoting “social distancing”.  These restrictions included closure of schools, restrictions on the number of public gatherings, encouragement of work at home arrangements and other measures. In Michigan, Governor Gretchen Whitmer issued a “stay home, stay safe” executive order effective March 24, 2020, which required residents to remain at home "to the maximum extent feasible" and prohibited in-person work that "is not necessary to sustain or protect life." Pursuant to the order, no person or entity was permitted to operate a business that required workers to leave their homes except to the extent that those workers were necessary (i) to conduct minimum basic operations or (ii) to sustain or protect life. On April 9, 2020, the Governor issued a revised executive order, which is effective through April 30, 2020. This revised executive order further limits travel, provides guidance regarding the definition of critical infrastructure workers, places additional requirements on businesses remaining open including limiting goods that can be sold by retailers and implementing social distancing practices, and incorporates guidance issued under the earlier order. It is possible that the Governor will issue one or more additional executive orders extending the existing orders or imposing additional restrictions on the activities of individuals or businesses.  Congress passed a number of measures in late March 2020, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.  The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a negative material impact on the Company’s financial condition and results of operations.  The Company is in an asset-sensitive position, so decreases in short-term rates have a net negative impact on the Company’s net interest income as the Company’s interest-earning assets will reprice faster than its interest-bearing liabilities.  Additionally, the negative consequences of the unprecedented economic shutdown nationally and in Michigan is likely to result in a higher level of delinquencies and loan losses and require additional provisions for loan losses, which will have a negative impact on our results of operations.

We quickly responded to the changing environment by executing our business continuity plan and purchasing and deploying additional equipment to allow for a majority of our workforce to work remotely. Our branch facilities remain open, but lobbies have been closed with transactions being conducted through drive-up windows or on-line channels. We have implemented rotations for onsite personnel, implemented enhanced daily cleaning of facilities and instructed personnel to maintain appropriate social distancing in our offices.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through March 31, 2020, the Bank had applied this guidance and modified 179 individual loans with aggregate principal balances totaling $88.0 million.  More of these types of modifications are likely to be executed in the second quarter of 2020.  The majority of these modifications involved three-month extensions of interest-only periods.

The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”).  This program is known as the Paycheck Protection Program (“PPP”).   PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these PPP loans on Friday, April 3, 2020.  In the first weekend, we originated over $100 million of these PPP loans and through April 16, 2020, the date the SBA reached the limit of funds available to disburse under this program, we had received SBA authorizations for PPP loans totaling $311.6 million.  Participation in the PPP will likely have a significant impact on our asset mix and net interest margin for the remainder of 2020.  At March 31, 2020, we had $181.3 million in federal funds sold and $359.4 million of available borrowing capacity from our correspondent banks.  In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP.  As such, the Bank believes it has sufficient liquidity sources to fund all pending PPP loans and to continue to provide this important service to local businesses if additional funds are appropriated for the PPP.

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

Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. At March 31, 2020, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has two freestanding interest rate swaps, each of which are carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At March 31, 2020 and December 31, 2019, the total notional amount of such agreements was $75.9 million and $70.3 million, respectively, and resulted in a derivative asset with a fair value of $4.3 million and $1.8 million, respectively, which were included in other assets and a derivative liability of $4.3 million and $1.8 million, respectively, which were included in other liabilities.

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

ASU No. 2019-10 Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) – Effective Dates updated the effective date of this ASU for smaller reporting companies, such as the Company, to fiscal years beginning after December 15, 2022.  The Company selected a software vendor for applying this new ASU, began implementation of the software in the second quarter of 2018, completed integration during the third quarter of 2018 and ran parallel computations with both systems using the current GAAP incurred loss model in the fourth quarter of 2018.  The Company went live with this software beginning in January 2019 for its monthly incurred loss computations and began modeling the new current expected credit loss model assumptions to the allowance for loan losses computation.  In the second, third and fourth quarters of 2019, the Company modeled the various methods prescribed in the ASU against the Company’s identified loan segments.  The Company anticipates continuing to run parallel computations and fine tune assumptions as it continues to evaluate the impact of adoption of the new standard.  The COVID-19 pandemic that broke out in the United States in the first quarter of 2020 may have a significant impact on allowance computations under the incurred loss model which would be amplified under the new standard.  Efforts are underway in Congress and with banking regulators to require a further deferral of implementation of ASU No. 2016-13.

On March 12, 2020, the Securities Exchange Commission finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these categories and are effective on April 27, 2020.  Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required if not an accelerated or large accelerated filer.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation of internal controls over the Bank’s regulatory financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Available for Sale
U.S. Treasury and federal agency securities	$67,794	$584	$—	$68,378
U.S. Agency MBS and CMOs	62,555	2,118	—	64,673
Tax-exempt state and municipal bonds	45,820	1,123	(13)	46,930
Taxable state and municipal bonds	55,015	1,102	(46)	56,071
Corporate bonds and other debt securities	7,290	41	(15)	7,316
	$238,474	$4,968	$(74)	$243,368
Held to Maturity
Tax-exempt state and municipal bonds	$82,514	$2,352	$—	$84,866

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for Sale
U.S. Treasury and federal agency securities	$74,839	$95	$(185)	$74,749
U.S. Agency MBS and CMOs	45,795	474	(68)	46,201
Tax-exempt state and municipal bonds	44,718	1,244	—	45,962
Taxable state and municipal bonds	51,683	404	(65)	52,022
Corporate bonds and other debt securities	6,263	55	(3)	6,315
	$223,298	$2,272	$(321)	$225,249
Held to Maturity
Tax-exempt state and municipal bonds	$82,720	$2,408	$—	$85,128

There were no sales of securities in the three month periods ended March 31, 2020 and 2019.

Contractual maturities of debt securities at March 31, 2020 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$18,583	$18,669	$30,761	$30,926
Due from one to five years	31,133	31,895	84,398	85,879
Due from five to ten years	14,173	14,869	60,823	62,003
Due after ten years	18,625	19,433	62,492	64,560
	$82,514	$84,866	$238,474	$243,368

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—
U.S. Agency MBS and CMOs	—	—	—	—	—	—
Tax-exempt state and municipal bonds	503	(3)	—	—	503	(3)
Taxable state and municipal bonds	5,053	(56)	—	—	5,053	(56)
Corporate bonds and other debt securities	2,980	(14)	351	(1)	3,331	(15)
Total	$8,536	$(73)	$351	$(1)	$8,887	$(74)

Held to Maturity
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$15,009	$(97)	$27,026	$(87)	$42,035	$(184)
U.S. Agency MBS and CMOs	19,117	(56)	1,196	(12)	20,313	(68)
Tax-exempt state and municipal bonds	319	—	—	—	319	—
Taxable state and municipal bonds	8,569	(57)	2,981	(9)	11,550	(66)
Corporate bonds and other debt securities	932	—	852	(3)	1,784	(3)
Total temporarily impaired	$43,946	$(210)	$32,055	$(111)	$76,001	$(321)

Held to Maturity
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At March 31, 2020, 17 securities available for sale with fair values totaling $8.9 million had unrealized losses totaling approximately $74,000.  At March 31, 2020, no securities held to maturity had unrealized losses.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any if its investment securities before a recovery of cost.  Management determined that the unrealized losses for the three month periods ended March 31, 2020 and 2019 were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $5.1 million and $3.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at March 31, 2020 and December 31, 2019, respectively.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Commercial and industrial	$527,590	$499,572
Commercial real estate:
Residential developed	12,795	14,705
Unsecured to residential developers	5,000	—
Vacant and unimproved	42,761	41,796
Commercial development	623	665
Residential improved	131,954	130,861
Commercial improved	284,565	292,799
Manufacturing and industrial	114,953	117,632
Total commercial real estate	592,651	598,458
Consumer
Residential mortgage	198,585	211,049
Unsecured	247	274
Home equity	71,462	70,936
Other secured	4,806	5,338
Total consumer	275,100	287,597
Total loans	1,395,341	1,385,627
Allowance for loan losses	(18,889)	(17,200)
	$1,376,452	$1,368,427

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended March 31, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,658	$6,521	$3,009	$12	$17,200
Charge-offs	—	—	(39)	—	(39)
Recoveries	19	974	35	—	1,028
Provision for loan losses	1,130	(582)	125	27	700
Ending Balance	$8,807	$6,913	$3,130	$39	$18,889

Three months ended March 31, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,856	$6,544	$3,449	$27	$16,876
Charge-offs	—	(132)	(25)	—	(157)
Recoveries	136	224	63	—	423
Provision for loan losses	(3)	(189)	(61)	3	(250)
Ending Balance	$6,989	$6,447	$3,426	$30	$16,892

The provision for loan losses for the three months ended March 31, 2020 was $700,000 compared to a negative $250,000 for the same period in 2019.  Positively impacting the provisions for loan losses for each period were the continued stabilization of real estate values on problem credits and asset quality metrics, and net loan recoveries of $989,000 in the three months ended March 31, 2020 and $266,000 in the same period in 2019. Negatively impacting the provision for loan losses for the first quarter of 2020 was the estimated impact of COVID-19, which impact will be far-reaching and take time to be fully realized. The Bank has been actively working with its borrowers at risk who are impacted by the stay-at-home orders issued by the Governor of the State of Michigan on March 23, 2020 and April 9, 2020, respectively. These actions include short-term extensions and acceptance of interest-only payments on a short-term basis. Many of the Bank’s customers have been applying for and receiving Paycheck Protection Program loans as well. The Bank believes these measures will partially mitigate the impact of these stay-at home orders, but it is likely that the Bank will experience increased delinquencies and loan losses as a result of the economic fallout from COVID-19.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

March 31, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,720	$36	$359	$—	$2,115
Collectively evaluated for impairment	7,087	6,877	2,771	39	16,774
Total ending allowance balance	$8,807	$6,913	$3,130	$39	$18,889
Loans:
Individually reviewed for impairment	$7,164	$8,356	$4,820	$—	$20,340
Collectively evaluated for impairment	520,426	584,295	270,280	—	1,375,001
Total ending loans balance	$527,590	$592,651	$275,100	$—	$1,395,341

December 31, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,213	$32	$379	$—	$1,624
Collectively evaluated for impairment	6,445	6,489	2,630	12	15,576
Total ending allowance balance	$7,658	$6,521	$3,009	$12	$17,200
Loans:
Individually reviewed for impairment	$5,797	$2,928	$5,140	$—	$13,865
Collectively evaluated for impairment	493,775	595,530	282,457	—	1,371,762
Total ending loans balance	$499,572	$598,458	$287,597	$—	$1,385,627

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2020 (dollars in thousands):

March 31, 2020	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$168	$168	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	200	200	—
Commercial improved	7,157	7,157	—
Manufacturing and industrial	—	—	—
	7,357	7,357	—
Consumer:
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
	—	—	—
Total with no related allowance recorded	$7,525	$7,525	$—
With an allowance recorded:
Commercial and industrial	$6,996	$6,996	$1,720
Commercial real estate:
Residential developed	73	73	3
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	—	—	—
Commercial improved	571	571	19
Manufacturing and industrial	355	355	14
	999	999	36
Consumer:
Residential mortgage	4,116	4,116	307
Unsecured	179	179	13
Home equity	499	499	37
Other secured	26	26	2
	4,820	4,820	359
Total with an allowance recorded	$12,815	$12,815	$2,115
Total	$20,340	$20,340	$2,115

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three month periods ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Average of impaired loans during the period:
Commercial and industrial	$6,615	$6,825
Commercial real estate:
Residential developed	74	172
Unsecured to residential developers	—	—
Vacant and unimproved	—	138
Commercial development	—	—
Residential improved	267	308
Commercial improved	5,822	2,340
Manufacturing and industrial	356	379
Consumer	4,914	6,197
Interest income recognized during impairment:
Commercial and industrial	273	288
Commercial real estate	99	44
Consumer	57	75
Cash-basis interest income recognized
Commercial and industrial	275	282
Commercial real estate	128	49
Consumer	60	76

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and 2019:

March 31, 2020	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$1,211	$—
Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	97	—
Commercial improved	5,811	—
Manufacturing and industrial	—	—
	5,908	—
Consumer:
Residential mortgage	103	—
Unsecured	—	—
Home equity	8	—
Other secured	—	—
	111	—
Total	$7,230	$—

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

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans (dollars in thousands):

March 31, 2020	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$98	—	$98	$527,492	$527,590
Commercial real estate:
Residential developed	—	—	—	12,795	12,795
Unsecured to residential developers	—	—	—	5,000	5,000
Vacant and unimproved	—	—	—	42,761	42,761
Commercial development	—	—	—	623	623
Residential improved	82	15	97	131,857	131,954
Commercial improved	—	—	—	284,565	284,565
Manufacturing and industrial	—	—	—	114,953	114,953
	82	15	97	592,554	592,651
Consumer:
Residential mortgage	191	101	292	198,293	198,585
Unsecured	3	—	3	244	247
Home equity	15	8	23	71,439	71,462
Other secured	—	—	—	4,806	4,806
	209	109	318	274,782	275,100
Total	$389	$124	$513	$1,394,828	$1,395,341

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

The Company had allocated $1,693,000 and $1,624,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2020 and December 31, 2019, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding troubled debt restructurings as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	8	$5,952	7	$5,797
Commercial real estate	14	2,545	15	2,770
Consumer	65	4,820	69	5,140
	87	$13,317	91	$13,707

The following table presents information related to accruing troubled debt restructurings as of March 31, 2020 and December 31, 2019.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	March 31, 2020	December 31, 2019
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	7,722	8,295
Accruing TDR - upgraded to accruing after six consecutive payments	5,490	5,314
	$13,212	$13,609

The following tables present information regarding troubled debt restructurings executed during the three month periods ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer	1	3	—	—	—	—
	$1	$3	$—	$—	$—	$—

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

Payment defaults on TDRs have been minimal and during the three month periods ended March 31, 2020 and 2019, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

In late March 2020, the federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders does not need to be identified as a TDR if the loan was current at the time a modification plan was implemented.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs.  As of March 31, 2020, the Bank has applied this guidance and made 179 such modifications with principal balances totaling $88.0 million.  More of these types of modifications are likely to be executed in the second quarter of 2020 and the Bank will continue to follow the guidance issued by the banking regulators in making any TDR determinations.

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

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – LOANS (Continued)

As of March 31, 2020 and December 31, 2019, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

March 31, 2020	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$31,871	$143,651	$312,993	$16,677	$6,187	$1,211	$—	$527,590
Commercial real estate:
Residential developed	—	—	252	12,543	—	—	—	—	12,795
Unsecured to residential developers	—	—	—	5,000	—	—	—	—	5,000
Vacant and unimproved	—	9,173	3,721	28,230	1,637	—	—	—	42,761
Commercial development	—	—	78	545	—	—	—	—	623
Residential improved	—	—	19,822	111,524	511	—	97	—	131,954
Commercial improved	—	7,300	63,132	203,377	4,594	350	5,812	—	284,565
Manufacturing & industrial	—	2,418	34,812	74,458	3,265	—	—	—	114,953
	$15,000	$50,762	$265,468	$748,670	$26,684	$6,537	$7,120	$—	$1,120,241

December 31, 2019	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$11,768	$158,851	$290,267	$17,664	$6,022	$—	$—	$499,572
Commercial real estate:
Residential developed	—	—	312	14,393	—	—	—	—	14,705
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	9,201	8,085	22,819	1,691	—	—	—	41,796
Commercial development	—	—	79	586	—	—	—	—	665
Residential improved	—	—	20,142	109,932	518	171	98	—	130,861
Commercial improved	—	6,893	67,915	213,790	3,847	354	—	—	292,799
Manufacturing & industrial	—	2,404	36,401	77,435	1,392	—	—	—	117,632
	$15,000	$30,266	$291,785	$729,222	$25,112	$6,547	$98	$—	$1,098,030

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	March 31, 2020	December 31, 2019
Not classified as impaired	$591	$591
Classified as impaired	13,066	6,054
Total commercial loans classified substandard or worse	$13,657	$6,645

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

March 31, 2020	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$198,484	$247	$71,454	$4,806
Nonperforming	101	—	8	—
Total	$198,585	$247	$71,462	$4,806

December 31, 2019	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$210,946	$274	$70,936	$5,338
Nonperforming	103	—	—	—
Total	$211,049	$274	$70,936	$5,338

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019	Three Months Ended March 31, 2019
Beginning balance	$3,112	$4,183	$4,183
Additions, transfers from loans	—	—	—
Proceeds from sales of other real estate owned	(91)	(589)	(154)
Valuation allowance reversal upon sale	—	(453)	(77)
Gain / (loss) on sales of other real estate owned	—	(29)	45
	3,021	3,112	3,997
Less: valuation allowance	(395)	(364)	(736)
Ending balance	$2,626	$2,748	$3,261

Activity in the valuation allowance was as follows (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning balance	$364	$803
Additions charged to expense	31	10
Reversals upon sale	—	(77)
Ending balance	$395	$736

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Available for sale securities
U.S. Treasury and federal agency securities	$68,378	$—	$68,378	$—
U.S. Agency MBS and CMOs	64,673	—	64,673	—
Tax-exempt state and municipal bonds	46,930	—	46,930	—
Taxable state and municipal bonds	56,071	—	56,071	—
Corporate bonds and other debt securities	7,316	—	7,316	—
Other equity securities	1,495	—	1,495	—
Loans held for sale	1,966	—	1,966	—
Interest rate swaps	4,295	—	—	4,295
Interest rate swaps	(4,295)	—	—	(4,295)

December 31, 2019
Available for sale securities
U.S. Treasury and federal agency securities	$74,749	$—	$74,749	$—
U.S. Agency MBS and CMOs	46,201	—	46,201	—
Tax-exempt state and municipal bonds	45,962	—	45,962	—
Taxable state and municipal bonds	52,022	—	52,022	—
Corporate bonds and other debt securities	6,315	—	6,315	—
Other equity securities	1,481	—	1,481	—
Loans held for sale	3,294	—	3,294	—
Interest rate swaps	1,830	—	—	1,830
Interest rate swaps	(1,830)	—	—	(1,830)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Impaired loans	$11,617	$—	$—	$11,617
Other real estate owned	283	—	—	283

December 31, 2019
Impaired loans	$5,151	$—	$—	$5,151
Other real estate owned	405	—	—	405

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
March 31, 2020
Impaired Loans	$11,617	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	283	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2019
Impaired Loans	$5,151	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	405	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Level in	March 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$25,861	$25,861	$31,942	$31,942
Cash equivalents	Level 2	181,334	181,334	240,508	240,508
Securities held to maturity	Level 3	82,514	84,866	82,720	85,128
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,364,835	1,411,726	1,363,276	1,395,446
Bank owned life insurance	Level 3	42,411	42,411	42,156	42,156
Accrued interest receivable	Level 2	5,356	5,356	4,866	4,866
Financial liabilities
Deposits	Level 2	(1,705,380)	(1,706,313)	(1,753,294)	(1,753,877)
Other borrowed funds	Level 2	(70,000)	(72,454)	(60,000)	(61,006)
Long-term debt	Level 2	(20,619)	(18,204)	(20,619)	(18,167)
Accrued interest payable	Level 2	(475)	(475)	(518)	(518)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Noninterest-bearing demand	$492,409	$482,499
Interest bearing demand	430,541	479,341
Savings and money market accounts	637,573	639,329
Certificates of deposit	144,857	152,125
	$1,705,380	$1,753,294

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $33.8 million at March 31, 2020 and $37.7 million at December 31, 2019.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
March 31, 2020
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.51%
Putable advances	30,000	November 2024 t0 February 2030	1.36%
	$70,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2019
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable advances	20,000	November 2024	1.81%
	$60,000

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   These advances were collateralized by residential and commercial real estate loans totaling $492.4 million and $498.1 million under a blanket lien arrangement at March 31, 2020 and December 31, 2019, respectively.

Scheduled repayments of FHLB advances as of March 31, 2020 were as follows (in thousands):

2020	$—
2021	10,000
2022	—
2023	10,000
2024	40,000
Thereafter	10,000
$70,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at March 31, 2020 and December 31, 2019, and the Company had approximately $13.7 million and $13.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $16.1 million and $15.2 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three month periods ended March 31, 2020 and 2019 are as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net income available to common shares	$6,411	$7,646
Weighted average shares outstanding, including participating stock awards - Basic	34,106,719	34,040,380
Dilutive potential common shares:
Stock options	—	—
Weighted average shares outstanding - Diluted	34,106,719	34,040,380
Basic earnings per common share	$0.19	$0.22
Diluted earnings per common share	$0.19	$0.22

There were no antidilutive shares of common stock in the three month periods ended March 31, 2020 and 2019.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Current	$1,700	$1,469
Deferred	(271)	245
	$1,429	$1,714

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Statutory rate	21%	21%
Statutory rate applied to income before taxes	$1,646	$1,966
Deduct
Tax-exempt interest income	(178)	(167)
Bank-owned life insurance	(51)	(50)
Other, net	12	(35)
	$1,429	$1,714

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At March 31, 2020 and December 31, 2019, a valuation allowance of $92,000 was established for a capital loss carryforward related to the liquidation of assets of a partnership interest the Bank acquired through a loan settlement.  Management believes it is more likely than not that all of the remaining deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	March 31, 2020	December 31, 2019
Deferred tax assets
Allowance for loan losses	$3,966	$3,612
Nonaccrual loan interest	161	182
Valuation allowance on other real estate owned	83	76
Unrealized loss on securities available for sale	—	—
Other	271	248
Gross deferred tax assets	4,481	4,118
Valuation allowance	(92)	(92)
Total net deferred tax assets	4,389	4,026
Deferred tax liabilities
Depreciation	(1,141)	(1,053)
Prepaid expenses	(172)	(172)
Unrealized gain on securities available for sale	(1,028)	(406)
Other	(320)	(317)
Gross deferred tax liabilities	(2,661)	(1,948)
Net deferred tax asset	$1,728	$2,078

There were no unrecognized tax benefits at March 31, 2020 or December 31, 2019 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2016.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	March 31, 2020	December 31, 2019
Commitments to make loans	$84,028	$65,648
Letters of credit	15,226	15,303
Unused lines of credit	492,793	502,200

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $32.9 million and $11.0 million at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, approximately 43.4% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of March 31, 2020, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). The rules include a common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which effectively results in a minimum CET1 ratio of 7.0%. The minimum ratio of Tier 1 capital to risk-weighted assets is 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5%), which effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer), and requires a minimum leverage ratio of 4.0%.

Index
MACATAWA BANK CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At March 31, 2020 and December 31, 2019, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
CET1 capital (to risk weighted assets)
Consolidated	$219,714	13.4%	$73,610	4.5%	$114,504	7.0%	N/A	N/A
Bank	232,775	14.2	73,604	4.5	114,496	7.0	$106,318	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	239,714	14.7	98,146	6.0	139,041	8.5	N/A	N/A
Bank	232,775	14.2	98,139	6.0	139,031	8.5	130,852	8.0
Total capital (to risk weighted assets)
Consolidated	258,603	15.8	130,862	8.0	171,756	10.5	N/A	N/A
Bank	251,664	15.4	130,852	8.0	171,744	10.5	163,565	10.0
Tier 1 capital (to average assets)
Consolidated	239,714	11.9	80,568	4.0	N/A	N/A	N/A	N/A
Bank	232,775	11.6	80,537	4.0	N/A	N/A	100,671	5.0

December 31, 2019
CET1 capital (to risk weighted assets)
Consolidated	$215,925	13.5%	$72,187	4.5%	$112,290	7.0%	N/A	N/A
Bank	228,761	14.3	72,182	4.5	112,284	7.0	$104,263	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	235,925	14.7	96,249	6.0	136,353	8.5	N/A	N/A
Bank	228,761	14.3	96,243	6.0	136,344	8.5	128,324	8.0
Total capital (to risk weighted assets)
Consolidated	253,125	15.8	128,332	8.0	168,436	10.5	N/A	N/A
Bank	245,961	15.3	128,324	8.0	168,425	10.5	160,405	10.0
Tier 1 capital (to average assets)
Consolidated	235,925	11.5	82,130	4.0	N/A	N/A	N/A	N/A
Bank	228,761	11.2	82,070	4.0	N/A	N/A	102,587	5.0

Approximately $20.0 million of trust preferred securities outstanding at March 31, 2020 and December 31, 2019, respectively, qualified as Tier 1 capital. Refer to our 2019 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at March 31, 2020 and December 31, 2019.

Index
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and a registered bank holding company. It wholly-owns Macatawa Bank, Macatawa Statutory Trust I and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trusts I and II are grantor trusts and issued $20.0 million each of pooled trust preferred securities. The $20 million of trust preferred securities associated with Macatawa Statutory Trust I were redeemed in full and the trust dissolved as of December 31, 2019.  Macatawa Statutory Trust II remains outstanding.  This trust is not consolidated in our Consolidated Financial Statements. For further information regarding consolidation, see the Notes to Consolidated Financial Statements.

At March 31, 2020, we had total assets of $2.03 billion, total loans of $1.40 billion, total deposits of $1.71 billion and shareholders' equity of $223.6 million.  For the three months ended March 31, 2020, we recognized net income of $6.4 million compared to $7.6 million for the same period in 2019.  The Bank was categorized as “well capitalized” under regulatory capital standards at March 31, 2020.

We paid a dividend of $0.07 per share in each quarter of 2019 and $0.08 per share in the first quarter of 2020.

In December 2019, news began to surface regarding an influenza pandemic in China, known as the novel coronavirus, or COVID-19. In January 2020, the United States restricted entry to anyone traveling from China.  In February 2020, the pandemic spread broadly and swiftly throughout Europe and the Middle East, particularly in Italy and Iran. Cases began to surface in the United States in February 2020 and accelerated in early March 2020.  The Federal Reserve reduced the overnight federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020 and announced the resumption of quantitative easing.  During the week of March 9, 2020, individual states began implementing restrictions and promoting “social distancing”.  These restrictions included closure of schools, restrictions on the number of public gatherings, encouragement of work at home arrangements and other measures. In Michigan, Governor Gretchen Whitmer issued a “stay home, stay safe” executive order effective March 24, 2020, which required residents to remain at home "to the maximum extent feasible" and prohibited in-person work that "is not necessary to sustain or protect life." Pursuant to the order, no person or entity was permitted to operate a business that required workers to leave their homes except to the extent that those workers were necessary (i) to conduct minimum basic operations or (ii) to sustain or protect life. On April 9, 2020, the Governor issued a revised executive order, which is effective through April 30, 2020. This revised executive order further limits travel, provides guidance regarding the definition of critical infrastructure workers, places additional requirements on businesses remaining open including limiting goods that can be sold by retailers and implementing social distancing practices, and incorporates guidance issued under the earlier order. It is possible that the Governor will issue one or more additional executive orders extending the existing orders or imposing additional restrictions on the activities of individuals or businesses.  Congress passed a number of measures in late March 2020, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.

We quickly responded to the changing environment by executing our business continuity plan and purchasing and deploying additional equipment to allow for a majority of our workforce to work remotely. Our branch facilities remain open, but lobbies have been closed with transactions being conducted through drive-up windows or on-line channels.  We have implemented rotations for onsite personnel, implemented enhanced daily cleaning of facilities and instructed personnel to maintain appropriate social distancing in our offices.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  The Bank applied this guidance to modifications it executed on loans following the COVID-19 outbreak.  Through March 31, 2020, the Bank had modified 179 individual loans with aggregate principal balances totaling $88.0 million following this guidance.  The majority of these modifications involved extensions of interest-only periods of three months.

The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”).  This program is known as the Paycheck Protection Program (“PPP”).   PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan.  The SBA began accepting submissions for these PPP loans on Friday, April 3, 2020.  In the first weekend, we originated over $100 million of these PPP loans and through April 16, 2020, the date the SBA reached the limit of funds available to disburse under this program, we had received SBA authorizations for PPP loans totaling $311.6 million.  Participation in the PPP will likely have a significant impact on our asset mix and net interest margin for the remainder of 2020.  At March 31, 2020, we had $181.3 million in federal funds sold and $359.4 million of available borrowing capacity from our correspondent banks.  In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP.  As such, we believe we have sufficient liquidity sources to fund all pending PPP loans and to continue to provide this important service to local businesses if additional funds are appropriated for the PPP.

Index
The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a negative material impact on our financial condition and results of operations.  We are in an asset-sensitive position, so decreases in short-term interest rates have a net negative impact on our net interest income as our interest-earning assets will reprice faster than our interest-bearing liabilities.  Given our asset-sensitivity, several years ago we established floors on our variable rate loans to help offset the negative impact of declining interest rates on net interest income.  The benefit of these floors will become more evident in future quarters if the Federal Reserve maintains short-term interest rates at the low level established in March 2020.  Additionally, the negative consequences of the unprecedented economic shutdown nationally and in Michigan is likely to result in a higher level of delinquencies and loan losses and require additional provisions for loan losses, which will have a negative impact on our results of operations.  Our PPP loan origination activity should provide some offsetting positive impact to second and third quarter 2020 earnings, considering interest income on the loans and the processing fees paid by the SBA.  The processing fees, alone, on the PPP loans originated through April 16, 2020 amount to $8.6 million, and we expect will mostly be recognized in 2020.  While the effects of COVID-19 are likely to have a far-reaching, long-lasting effect on the global, national, and Michigan economies, we believe we have sufficient capital and financial strength, as well as liquidity resources to mitigate the effects of the COVID-19 pandemic on our operations and financial condition, while continuing to serve our communities and protect shareholder value.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended March 31, 2020 was $6.4 million, compared to $7.6 million for the same period in 2019.  Net income per share on a diluted basis for the three months ended March 31, 2020 was $0.19 compared to $0.22 for the same period in 2019.

The decrease in earnings in the three months ended March 31, 2020 compared to the same period in 2019 was due primarily to higher provision for loan losses and lower net interest income.  Net interest income decreased to $15.3 million in the three months ended March 31, 2020 compared to $16.0 million in the same period in 2019.  The provision for loan losses was $700,000 for the three months ended March 31, 2020, compared to a negative $250,000 for the same period in 2019, and was impacted by increased qualitative factors applied to address the increased risk of loss from the negative effects of the COVID-19 pandemic.  We were in a net loan recovery position for the three months ended March 31, 2020, with $989,000 in net loan recoveries, compared to $266,000 in net loan recoveries in the same period in 2019.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $15.3 million for the three months ended March 31, 2020 compared to $16.0 million for the same period in 2019.

Net interest income was positively impacted in the three months ended March 31, 2020 by an increase in average earning assets of $63.3 million compared to the same period in 2019.  However, our average yield on earning assets for the three months ended March 31, 2020 decreased 53 basis points compared to the same period in 2019 from 4.24% to 3.71%, fully offsetting the effect of the growth in earning assets.

Net interest income for the first quarter of 2020 decreased $717,000 compared to the same period in 2019.  Of this decrease, $3.5 million was due to decreases in rates earned or paid, partially offset by $2.8 million from increases in the volume of average interest assets and interest bearing liabilities.  The largest changes came in commercial loan interest income which decreased by $1.1 million in the first quarter of 2020.  Of the $1.1 million decrease in interest income on commercial loans, $3.0 million was due to decreases in rates earned, partially offset by the increase of $1.9 million in in average balances between periods.  Net interest income in the first quarter of 2020 also benefitted from prepayment fees and interest recovery of $65,000 collected on two commercial loans.

Average interest earning assets totaled $1.90 billion for three months ended March 31, 2020 compared to $1.83 billion for the same period in 2019. An increase of $57.5 million in average federal funds sold and other short-term investments were the primary components of the increase.  The net interest margin was 3.25% for the three months ended March 31, 2020 compared to 3.54% for the same period in 2019.  Yield on commercial loans decreased from 4.89% for three months ended March 31, 2019 to 4.32% for the same period in 2020.  Yield on residential mortgage loans increased from 3.69% for the three months ended March 31, 2019 to 3.71% for the same period in 2020, while yields on consumer loans decreased from 5.27% for the first quarter of 2019 to 4.79% for the first quarter of 2020.  The decreases in yields on commercial loans and consumer loans were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which decreased significantly from 2019 to 2020.

The Federal Reserve Board decreased the target federal funds rate by 50 basis points in the third quarter of 2019 and by 25 basis points in the fourth quarter of 2019 as the economy showed signs of slowing.   In response to the news and government action related to COVID-19, the Federal Reserve Board decreased the target federal funds rate by 150 basis points in March 2020.  As the Company is in an asset-sensitive position, reductions in market interest rates have a negative impact on margin as the Company’s interest earning assets reprice faster than its interest-bearing liabilities. Much of our asset-sensitivity is due to commercial and consumer loans that have variable interest rates.  For both loan types we established floor rates several years ago.  These floors provide protection to net interest income when short-term interest rates decline.  Our variable rate commercial and consumer loans tied to the prime rate or one-month LIBOR amounted to $631.8 million at March 31, 2020.  Of this total, approximately 78%, or $493 million have interest rate floors.

Index
The cost of funds decreased to 0.66% in the first quarter of 2020 compared to 1.00% in the first quarter of 2019. Decreases in the rates paid on our interest-bearing checking, savings and money market accounts in response to the federal funds rate decreases over the past year caused the decrease in our cost of funds.  Also, our redemption of $20.0 million of trust preferred securities on December 31, 2019 reduced our cost of funds as we incurred no interest expense on those redeemed trust preferred securities in the first quarter of 2020.

The following table shows an analysis of net interest margin for the three month periods ended March 31, 2020 and 2019 (dollars in thousands):

	For the three months ended March 31,
	2020			2019
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$191,531	$1,061	2.22%	$183,487	$996	2.17%
Tax-exempt securities (1)	127,972	882	3.54	116,094	839	3.72
Commercial loans (2)	1,103,320	12,036	4.32	1,077,500	13,169	4.89
Residential mortgage loans	205,782	1,908	3.71	238,558	2,197	3.69
Consumer loans	76,195	907	4.79	83,348	1,084	5.27
Federal Home Loan Bank stock	11,558	124	4.24	11,558	160	5.55
Federal funds sold and other short-term investments	180,878	576	1.26	123,379	744	2.41
Total interest earning assets (1)	1,897,236	17,494	3.71	1,833,924	19,189	4.24
Noninterest earning assets:
Cash and due from banks	29,142			28,833
Other	91,445			85,544
Total assets	$2,017,823			$1,948,301
Liabilities
Deposits:
Interest bearing demand	$434,910	$190	0.18%	$422,109	$406	0.39%
Savings and money market accounts	651,035	714	0.44	622,829	1,225	0.80
Time deposits	153,561	699	1.83	137,717	625	1.84
Borrowings:
Other borrowed funds	63,736	349	2.17	59,779	327	2.19
Long-term debt	20,619	239	4.59	41,238	586	5.68
Total interest bearing liabilities	1,323,861	2,191	0.66	1,283,672	3,169	1.00
Noninterest bearing liabilities:
Noninterest bearing demand accounts	462,489			463,613
Other noninterest bearing liabilities	10,935			7,553
Shareholders' equity	220,538			193,463
Total liabilities and shareholders' equity	$2,017,823			$1,948,301
Net interest income		$15,303			$16,020
Net interest spread (1)			3.05%			3.24%
Net interest margin (1)			3.25%			3.54%
Ratio of average interest earning assets to average interest bearing liabilities	143.31%			142.87%

(1)	Yields are presented on a tax equivalent basis using a 21% at March 31, 2020 and 2019.
(2)
Includes loan fees of $178,000 and $350,000 for the three months ended March 31, 2020 and 2019, respectively.  Includes average nonaccrual loans of approximately $2,546,000 and $757,000 for the three months ended March 31, 2020 and 2019, respectively.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate:

	For the three months ended March 31, 2020 vs 2019 Increase (Decrease) Due to
	Volume	Rate	Total
(Dollars in thousands)
Interest income
Taxable securities	$44	$21	$65
Tax-exempt securities	304	(261)	43
Commercial loans	1,857	(2,990)	(1,133)
Residential mortgage loans	(389)	100	(289)
Consumer loans	(89)	(88)	(177)
Federal Home Loan Bank stock	—	(36)	(36)
Federal funds sold and other short-term investments	1,312	(1,480)	(168)
Total interest income	3,039	(4,734)	(1,695)
Interest expense
Interest bearing demand	$82	$(298)	$(216)
Savings and money market accounts	355	(866)	(511)
Time deposits	72	2	74
Other borrowed funds	22	—	22
Long-term debt	(254)	(93)	(347)
Total interest expense	277	(1,255)	(978)
Net interest income	$2,762	$(3,479)	$(717)

Provision for Loan Losses: The provision for loan losses for the three months ended March 31, 2020 was $700,000 compared to a negative $250,000 for the same period in 2019.  Positively impacting the provisions for loan losses for each period were the continued stabilization of real estate values on problem credits and asset quality metrics, and net loan recoveries of $989,000 in the three months ended March 31, 2020 and $266,000 in the same period in 2019.  Negatively impacting the provision for loan losses for the first quarter of 2020 was the estimated impact of COVID-19, which impact will be far-reaching and take time to be fully realized.  We have been actively working with our borrowers at risk who are impacted by the stay-at-home orders issued by the Governor of the State of Michigan on March 23, 2020 and April 9, 2020, respectively.  These actions include short-term extensions and acceptance of interest-only payments on a short-term basis.  Many of our customers have been applying for and receiving PPP loans as well.  We believe these measures will partially mitigate the impact of these stay-at-home orders, but it is likely that we will experience increased delinquencies and loan losses as a result of the economic fallout from COVID-19.

Gross loan recoveries were $1,028,000 for the three months ended March 31, 2020 and $423,000 for the same period in 2019.  In the three months ended March 31, 2020, we had $39,000 in charge-offs, compared to $157,000 in the same period in 2019.  We continue to experience positive results from our collection efforts as evidenced by our net loan recoveries.  While we expect our collection efforts to produce further recoveries, they may not continue at the same level we have experienced the past several quarters.

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

Noninterest Income: Noninterest income for the three month periods ended March 31, 2020 was $5.0 million compared to $4.3 million for the same period in 2019.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Service charges and fees on deposit accounts	$1,110	$1,050
Net gains on mortgage loans	650	211
Trust fees	935	890
Gain as sales of securities	—	—
ATM and debit card fees	1,337	1,326
Bank owned life insurance (“BOLI”) income	242	236
Investment services fees	424	295
Other income	261	320
Total noninterest income	$4,959	$4,328

Index
Net gains on mortgage loans were up $439,000 in the three months ended March 31, 2020 compared to same period in 2019 as a result of an increase in the volume of loans originated for sale and a decrease in market interest rates.  Mortgage loans originated for sale in the three months ended March 31, 2020 were $29.4 million, compared to $6.9 million in the same period in 2019.  Mortgage loans originated for portfolio in the three months ended March 31, 2020 were $4.6 million, compared to $6.2 million in the same period in 2019.  Investment services fees were up in the first three months of 2020 due to success in growing the number of investment services customer relationships we have and favorable investment market value changes. ATM and debit card fees were up in the three months ended March 31, 2020 due to higher volume of usage by our customers.

Noninterest Expense: Noninterest expense increased to $11.7 million for the three month period ended March 31, 2020, from $11.2 million for the same period in 2019.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Salaries and benefits	$6,691	$6,244
Occupancy of premises	1,009	1,093
Furniture and equipment	855	844
Legal and professional	291	230
Marketing and promotion	238	228
Data processing	760	730
FDIC assessment	—	120
Interchange and other card expense	347	345
Bond and D&O insurance	105	104
Net (gains) losses on repossessed and foreclosed properties	31	(35)
Administration and disposition of problem assets	30	88
Outside services	453	452
Other noninterest expense	912	795
Total noninterest expense	$11,722	$11,238

Most categories of noninterest expense were relatively unchanged compared to the three months ended March 31, 2019 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, increased by $447,000 in the three months ended March 31, 2020 from same period in 2019. This increase was partially due to a higher level of variable based compensation which was up $109,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due in part to higher mortgage production. The remainder of the increase was primarily due to annual merit increases, which typically happen early in the second quarter.

Occupancy expenses were down $84,000 in the three months ended March 31, 2020 compared to the same period in 2019 due to lower maintenance costs associated with our branch facilities. These maintenance costs were down $79,000 primarily due to lower costs incurred for snow removal.

Our FDIC assessment costs decreased by $120,000 in the first quarter of 2020 compared to the same period in 2019 due primarily to no assessment being due in the first quarter of 2020.  In January 2019, the FDIC notified us that the Bank would receive an assessment credit of approximately $438,000 to offset future assessment as the FDIC Deposit Insurance Fund had exceeded its target ratio of 1.35%.  Assessment credits totaling $266,000 were applied in the third and fourth quarters of 2019 and $136,000 was applied in the first quarter of 2020, leaving approximately $36,000 in credits to be applied to future assessments.  Future expense may be reduced by these remaining assessment credits depending on the level of the Deposit Insurance Fund.

While costs associated with administration and disposition of problem assets have increased slightly in the first quarter of 2020 versus the same quarter of the prior year, they have decreased significantly over the past several years and remain at negligible levels. These expenses include legal costs and repossessed and foreclosed property administration expense. Repossessed and foreclosed property administration expense includes survey and appraisal, property maintenance and management and other disposition and carrying costs.  Net (gains) losses on repossessed and foreclosed properties include both net gains and losses on the sale of properties and unrealized losses from value declines for outstanding properties.  The net of these two line items increased slightly from the first quarter of 2019 to the first quarter of 2020, primarily due to writedowns in valuation of properties in the first three months of 2020.

Index
These costs are itemized in the following table (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Legal and professional – nonperforming assets	$15	$43
Repossessed and foreclosed property administration	15	45
Net (gains) losses on repossessed and foreclosed properties	31	(35)
Total	$61	$53

As the level of problem loans and assets has declined over the past several years, the costs associated with these nonperforming assets have decreased significantly.  Other real estate owned decreased from $3.3 million at March 31, 2019 to $2.6 million at March 31, 2020.

Net (gains) losses on repossessed assets and foreclosed properties for the three month period ended March 31, 2020 increased by $66,000 compared to the same period in 2019.  In the three month period ended March 31, 2020, valuation writedowns totaled $31,000 compared to valuation writedowns of $10,000 for the same period in 2019. In the three month period ended March 31, 2020, net realized gains totaled $0, compared to net realized losses of $45,000 for the same period in 2019.

Other noninterest expense increased by $117,000 in the first three months of 2020 compared to the same period in 2019.  The first three months of 2020 included an expense of $156,000 related to a correction to one of our trust accounts.

Federal Income Tax Expense: We recorded $1.4 million in federal income tax expense for the three month period ended March 31, 2020 compared to $1.7 million in the same period in 2019.  Our effective tax rate for the three period ended March 31, 2020 was 18.23% compared to 18.31% for the same period in 2019.

FINANCIAL CONDITION

Total assets were $2.03 billion at March 31, 2020, a decrease of $37.7 million from $2.07 billion at December 31, 2019. This change reflected decreases of $65.3 million in cash and cash equivalents, and $1.3 million in loans held for sale, offset by increases of $18.1 million in securities available for sale, $9.7 million in our loan portfolio and $2.8 million in other assets.  Total deposits decreased by $47.9 million at March 31, 2020 compared to December 31, 2019.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $207.2 million at March 31, 2020 compared to $272.5 million at December 31, 2019.  The decrease in these balances related primarily to the decrease in total deposits.

Securities: Debt securities available for sale were $243.4 million at March 31, 2020 compared to $225.2 million at December 31, 2019. The balance at March 31, 2020 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $82.7 million at December 31, 2019 and $82.5 million at March 31, 2020.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $9.7 million in the first three months of 2020 and were $1.40 billion at March 31, 2020 compared to $1.39 billion at December 31, 2019. During the first three months of 2020, our commercial portfolio increased by $22.2 million, while our consumer portfolio was unchanged and our residential mortgage portfolio decreased by $12.5 million.

Mortgage loans originated for portfolio are typically loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first three months of 2020 decreased $1.6 million compared to the same period in 2019, from $6.2 million in the first three months of 2019 to $4.6 million in the same period in 2020.

Due primarily to re-financings associated with a lower rate environment, the volume of residential mortgage loans originated for sale in the first three months of 2020 increased $22.5 million compared to the same period in 2019. Residential mortgage loans originated for sale were $29.4 million in the first three months of 2020 compared to $6.9 million in the first three months of 2019.

Index
The following table shows our loan origination activity for loans to be held in portfolio during the first three months of 2020 and 2019, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$126	0.0%	$42	$849	1.1%	$283
Unsecured to residential developers	—	—	—	—	—	—
Vacant and unimproved	2,978	3.0	1,489	1,952	2.5	651
Commercial development	—	—	—	—	—	—
Residential improved	16,942	16.6	385	9,913	12.7	310
Commercial improved	8,476	8.3	848	17,986	23.0	1,285
Manufacturing and industrial	4,544	4.5	303	7,949	10.1	1,590
Total commercial real estate	33,066	32.4	517	38,649	49.4	678
Commercial and industrial	54,144	53.1	918	24,446	31.3	461
Total commercial	87,210	85.5	709	63,095	80.7	574
Consumer
Residential mortgage	4,577	4.5	254	6,235	8.0	231
Unsecured	—	—	—	—	—	—
Home equity	9,890	9.7	103	8,399	10.7	122
Other secured	299	0.3	15	501	0.6	23
Total consumer	14,766	14.5	110	15,135	19.3	128
Total loans	$101,976	100.0%	397	$78,230	100.0%	343

The following table shows a breakout of our commercial loan activity during the first three months of 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Commercial loans originated	$87,210	$63,095
Repayments of commercial loans	(100,351)	(59,123)
Change in undistributed - available credit	(9,070)	(19,337)
Net decrease in total commercial loans	$(22,211)	$(15,365)

Overall, the commercial loan portfolio increased $22.2 million in the first three months of 2020 compared to the same period in 2019.  Our commercial and industrial portfolio increased by $28.0 million while our commercial real estate loans decreased by $5.8 million in the first three months of 2020 compared to the same period in 2019.  Our production of commercial loans increased by $24.1 million from $63.1 million in the first three months of 2019 to $87.2 million in the same period of 2020.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 80.3% and 79.2% of the total loan portfolio at March 31, 2020 and December 31, 2019, respectively. Residential mortgage and consumer loans comprised approximately 19.7% of total loans at March 31, 2020 and 20.8% at December 31, 2019.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	March 31, 2020		December 31, 2019
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$12,795	0.9%	$14,705	1.1%
Unsecured to residential developers	5,000	0.4	—	—
Vacant and unimproved	42,761	3.1	41,796	3.0
Commercial development	623	—	665	0.1
Residential improved	131,954	9.5	130,861	9.4
Commercial improved	284,565	20.4	292,799	21.1
Manufacturing and industrial	114,953	8.2	117,632	8.5
Total commercial real estate	592,651	42.5	598,458	43.2
Commercial and industrial	527,590	37.8	499,572	36.0
Total commercial	1,120,241	80.3	1,098,030	79.2
Consumer
Residential mortgage	198,585	14.2	211,049	15.3
Unsecured	247	—	274	—
Home equity	71,462	5.1	70,936	5.1
Other secured	4,806	0.4	5,338	0.4
Total consumer	275,100	19.7	287,597	20.8
Total loans	$1,395,341	100.0%	$1,385,627	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.

Commercial real estate loans accounted for 42.5% and 43.2% of the total loan portfolio at March 31, 2020 and December 31, 2019, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 14.2% of portfolio loans at March 31, 2020 and 15.3% at December 31, 2019.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The volume of residential mortgage loans originated for sale during the first three months of 2020 increased from the first three months of 2019 as a result of interest rate conditions.  The decrease in market interest rates so far in 2020 has caused an increase in refinancing of long-term fixed rate mortgages which we sell into the secondary market.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. Consumer loans were $76.5 million at March 31, 2020 and $76.5 million at December 31, 2019.  Consumer loans comprised 5.5% of our portfolio loans at March 31, 2020 and 5.5% at December 31, 2019.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At March 31, 2020, nonperforming assets totaled $9.9 million compared to $3.0 million at December 31, 2019. There were no additions to other real estate owned in the first three months of 2020 or in the first three months of 2019.  At March 31, 2020, there was just one loan in redemption following foreclosure, so we expect there to be few additions to other real estate owned in 2020.  Proceeds from sales of foreclosed properties were $91,000 in the first three months of 2020, resulting in net realized gain on sales of $0.  Proceeds from sales of foreclosed properties were $154,000 in the first three months of 2019 resulting in net realized gain on sales of $45,000.

Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing. As of March 31, 2020, nonperforming loans $7.2 million, or 0.52% of total portfolio loans, compared to $203,000, or 0.01% of total portfolio loans, at December 31, 2019.  The increase of $7.0 million in the first three months of 2020 was due to a downgrade of one commercial loan relationship to nonaccrual status.

Index
Nonperforming loans at March 31, 2020 consisted of $1.2 million of commercial and industrial loans, $5.9 million of commercial real estate loans and $111,000 of consumer and residential mortgage loans.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.6 million at March 31, 2020 and $2.7 million at December 31, 2019. The entire balance at March 31, 2020 was comprised of six commercial real estate properties. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At March 31, 2020, our foreclosed asset portfolio had a weighted average age held in portfolio of 8.09 years. Below is a breakout of our foreclosed asset portfolio at March 31, 2020 and December 31, 2019 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	March 31, 2020			December 31, 2019
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	—	—%	—%	—	—%	—%
Residential Lot	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—
Vacant Land	67	72.0	78.2	79	66.6	74.1
Residential Development	216	50.9	77.5	326	38.7	69.1
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,343	—	—	2,343	—	—
	$2,626	13.1	27.3	$2,748	11.7	25.8

The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	March 31, 2020	December 31, 2019
Nonaccrual loans	$7,230	$203
Loans 90 days or more delinquent and still accruing	—	—
Total nonperforming loans (NPLs)	7,230	203
Foreclosed assets	2,626	2,748
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$9,856	$2,951
NPLs to total loans	0.52%	0.01%
NPAs to total assets	0.49%	0.14%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020			December 31, 2019
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$8,400	$4,812	$13,212	$8,469	$5,140	$13,609
Nonperforming TDRs (1)	97	8	105	98	—	98
Total TDRs	$8,497	$4,820	$13,317	$8,567	$5,140	$13,707

(1)	Included in nonperforming asset table above

We had a total of $13.3 million and $13.7 million of loans whose terms have been modified in TDRs as of March 31, 2020 and December 31, 2019, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $390,000 from December 31, 2019 to March 31, 2020 due to payoffs and paydowns on existing TDRs. One new TDR was added during the quarter.  There were 87 loans identified as TDRs at March 31, 2020 compared to 91 loans at December 31, 2019.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through March 31, 2020, the Bank had applied this guidance and modified 179 individual loans with aggregate principal balances totaling $88.0 million.  More of these types of modifications are likely to be executed in the second quarter of 2020.  The majority of these modifications involved three-month extensions of interest-only periods.

Allowance for loan losses: The allowance for loan losses at March 31, 2020 was $18.9 million, an increase of $1.7 million from December 31, 2019.  The allowance for loan losses represented 1.35% of total portfolio loans at March 31, 2020 and 1.24% at December 31, 2019.  The allowance for loan losses to nonperforming loan coverage ratio decreased from 8473% at December 31, 2019 to 261% at March 31, 2020.

The table below shows the changes in certain credit metrics over the past five quarters:

(Dollars in millions)	Quarter Ended March 31, 2020	Quarter Ended December 31, 2019	Quarter Ended September 30, 2019	Quarter Ended June 30, 2019	Quarter Ended March 31, 2019
Commercial loans	$1,120.2	$1,098.0	$1,072.5	$1,030.6	$1,066.7
Nonperforming loans	7.2	0.2	0.2	0.3	0.4
Other real estate owned and repo assets	2.6	2.7	3.1	3.1	3.3
Total nonperforming assets	9.9	3.0	3.3	3.4	3.7
Net charge-offs (recoveries)	(1.0)	(0.8)	(0.3)	(0.2)	(0.3)
Total delinquencies	0.5	0.4	0.2	0.4	0.7

At March 31, 2020, we have had net loan recoveries in twenty of the past twenty-one quarters.  Our total delinquencies have continued to be negligible and were $513,000 at March 31, 2020 and $405,000 at December 31, 2019.  Our delinquency percentage at March 31, 2020 was only 0.04%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses increased $1.7 million in the first three months of 2020.  We recorded a provision for loan losses of $700,000 for the three months ended March 31, 2020 compared to a negative $250,000 for the same period of 2019.  Net loan recoveries were $989,000 for the three months ended March 31, 2020, compared to net recoveries of $266,000 for the same period in 2019. The ratio of net recoveries to average loans was -0.29% on an annualized basis for the first three months of 2020, compared to -0.08% for the first three months of 2019.

We are pleased with the low level of gross charge-offs over recent quarters. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets.

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

Overall, impaired loans increased by $6.4 million to $20.3 million at March 31, 2020 compared to $13.9 million at December 31, 2019.  The specific allowance for impaired loans increased $491,000 to $2.1 million at March 31, 2020, compared to $1.6 million at December 31, 2019.  The specific allowance for impaired loans represented 10.4% of total impaired loans at March 31, 2020 and 11.7% at December 31, 2019.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net chargeoff history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net chargeoff experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. We also considered the extended period of strong asset quality in assessing the overall qualitative component.

At March 31, 2020, we also considered the effect that the global economic shutdown to combat COVID-19 is having on our loan borrowers and our local economy.  While significant stimulus and mitigation efforts are expected to soften the impact, we believe a downgrade to our economic qualitative factor was appropriate and we added 7 basis points to this qualitative factor at March 31, 2020.

Certain industry sectors will be more negatively impacted by the economic effects of COVID-19 and governmental action than others.  For example, businesses that thrive on large masses of people assembling in close proximity, such as hospitality, restaurants and sporting events will likely incur longer negative effects than other industries.  We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (27%), followed by Retail Trade (15%).  The table below breaks down our commercial loan portfolio by industry type at March 31, 2020 (dollars in thousands):

	March 31, 2020
	Balance	Percent of Total Loans
Industry:
Agricultural Products	$78,445	7.00%
Mining and Oil Extraction	1,877	0.17%
Utilities	—	0.00%
Construction	81,595	7.28%
Manufacturing	135,166	12.07%
Wholesale Trade	64,339	5.74%
Retail Trade	168,420	15.03%
Transportation and Warehousing	45,716	4.08%
Information	7,902	0.71%
Finance and Insurance	39,696	3.54%
Real Estate and Rental and Leasing	302,598	27.01%
Professional, Scientific and Technical Services	6,153	0.55%
Management of Companies and Enterprises	9,386	0.84%
Administrative and Support Services	24,750	2.21%
Education Services	4,181	0.37%
Health Care and Social Assistance	62,075	5.54%
Arts, Entertainment and Recreation	8,099	0.72%
Accomodations and Food Services	42,668	3.81%
Other Services	37,159	3.32%
Public Administration	16	0.00%
Private Households	—	0.00%
Total commercial loans	$1,120,241	100.00%

Considering the change in our qualitative factors and our commercial loan portfolio balances, the general allowance allocated to commercial loans was $14.0 million at March 31, 2020 and $12.9 million at December 31, 2019.  The qualitative component of our allowance allocated to commercial loans was $13.2 million at March 31, 2020, up $1.0 million from $12.2 million at December 31, 2019.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.8 million at March 31, 2020 and $2.6 million at December 31, 2019.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Index
Premises and Equipment:   Premises and equipment totaled $43.5 million at March 31, 2020, up $44,000 from $43.4 million at December 31, 2019.

Deposits and Other Borrowings: Total deposits decreased $47.9 million to $1.71 billion at March 31, 2020, as compared to $1.75 billion at December 31, 2019.  Non-interest checking account balances increased $9.9 million during the first three months of 2020.  Interest bearing demand account balances decreased $48.8 million and savings and money market account balances decreased $1.8 million in the first three months of 2020 as municipal and business customers deployed their seasonal increase of year-end deposits.  Certificates of deposits decreased by $7.3 million in the first three months of 2020 reflecting decreases in market interest rates.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 28.9% of total deposits at March 31, 2020 and 27.5% of total deposits at December 31, 2019.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 62.6% of total deposits at March 31, 2020 and 63.8% at December 31, 2019. Time accounts as a percentage of total deposits were 8.5% at March 31, 2020 and 8.7% December 31, 2019.

Borrowed funds totaled $90.6 million at March 31, 2020, including $70.0 million of Federal Home Loan Bank (“FHLB”) advances and $20.6 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $80.6 million at December 31, 2019, including $60.0 million of FHLB advances and $20.6 million in long-term debt associated with trust preferred securities.  The $10.0 million increase in borrowed funds in the first three months of 2020 was due to the addition of a $10.0 million FHLB advance in February 2020.

CAPITAL RESOURCES

Total shareholders' equity of $223.6 million at March 31, 2020 increased $6.1 million from $217.5 million at December 31, 2019. The increase was primarily a result of net income of $6.4 million earned in the first three months of 2020 and an increase of $2.3 million in accumulated other comprehensive income, partially offset by a payment of $2.7 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at March 31, 2020.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	March 31, 2020	Dec 31, 2019	Sept 30, 2019	June 30, 2019	March 31, 2019
Total capital to risk weighted assets	15.8%	15.8%	16.8%	16.8%	16.1%
Common Equity Tier 1 to risk weighted assets	13.4	13.5	13.2	13.1	12.6
Tier 1 capital to risk weighted assets	14.7	14.7	15.8	15.7	15.1
Tier 1 capital to average assets	11.9	11.5	12.2	12.3	12.2

Approximately $20.0 million of trust preferred securities outstanding at March 31, 2020 qualified as Tier 1 capital.

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

Index
We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At March 31, 2020, the Bank held $181.3 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $354.6 million as of March 31, 2020.

In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at March 31, 2020 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$20,619
Time deposit maturities	116,331	25,481	2,989	56
Other borrowed funds	$—	10,000	50,000	10,000
Operating lease obligations	282	150	73	—
Total	$116,613	$35,631	$53,062	$30,675

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At March 31, 2020, we had a total of $492.8 million in unused lines of credit, $84.0 million in unfunded loan commitments and $15.2 million in standby letters of credit.

We believe we have sufficient liquidity sources to fund all pending PPP loans and to continue to provide this important service to local businesses if additional funds are appropriated for the PPP.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2019, the Bank paid dividends to the Company totaling $32.5 million.  In the same period, the Company paid $20.0 million to redeem trust preferred securities and paid $9.5 million in dividends to its shareholders.  On February 25, 2020, the Bank paid a dividend totaling $2.8 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 27, 2020 to shareholders of record on February 11, 2020.  The cash distributed for this cash dividend payment totaled $2.7 million.  The Company retained the remaining balance in each period for general corporate purposes.  At March 31, 2020, the Bank had a retained earnings balance of $70.6 million.

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

The Company’s cash balance at March 31, 2020 was $6.9 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors, including judgments made related to the effect of the COVID-19 pandemic, could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first three months of 2020.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At March 31, 2020, we had gross deferred tax assets of $4.5 million, gross deferred tax liabilities of $2.7 million resulting in a net deferred tax asset of $1.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  At December 31, 2018, a valuation allowance of $92,000 was established against a capital loss carryforward created by the liquidation of the assets of a partnership interest the Bank acquired through a loan settlement thereby reducing net deferred tax assets.  This valuation allowance was maintained at March 31, 2020, resulting in a net deferred tax asset balance of $1.7 million.  With the positive results in 2019 and the first quarter of 2020, we concluded at March 31, 2020 that no other valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2020 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$289,541	2.08%	$61,217	10.49%
Interest rates up 100 basis points	292,239	3.03	58,213	5.07
No change	283,634	—	55,405	—
Interest rates down 100 basis points	283,677	0.02	54,630	(1.40)
Interest rates down 200 basis points	280,899	(0.96)	54,828	(1.04)

Index
If interest rates were to increase, this analysis suggests that we are positioned for an improvement in net interest income over the next twelve months.  If interest rates were to decrease, this analysis suggests we would experience a reduction in net interest income over the next twelve months.

We also forecast the impact of immediate and parallel interest rate shocks on net interest income under various scenarios to measure the sensitivity of our earnings under these differing conditions.

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2020, the end of the period covered by this report.

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

Index
PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

The coronavirus pandemic (COVID-19) could adversely affect the business and results of operations of each of the Company.

In December 2019, news began to surface regarding an influenza pandemic in China, known as the novel coronavirus, or COVID-19. In January 2020, the United States restricted entry to anyone traveling from China.  In February 2020, the pandemic spread broadly and swiftly throughout Europe and the Middle East, particularly in Italy and Iran. Cases began to surface in the United States in February 2020 and accelerated in early March 2020.  The Federal Reserve reduced the overnight federal funds rate by 50 basis points on March 3, 2020 and by another 100 basis points on March 15, 2020 and announced the resumption of quantitative easing.  On March 11, 2020, the World Health Organization declared COVID-19 to be a world-wide pandemic.

In response to COVID-19, many state and local governments have instituted emergency restrictions that have substantially limited the activities of individuals and the operations of businesses and industries.  During the week of March 9, 2020, individual states began implementing restrictions and promoting “social distancing”.  These restrictions included closure of schools, restrictions on the number of public gatherings, encouragement of work at home arrangements and other measures.  In Michigan, Governor Gretchen Whitmer issued a “stay home, stay safe” executive order effective March 24, 2020, which required residents to remain at home "to the maximum extent feasible" and prohibited in-person work that "is not necessary to sustain or protect life."  Pursuant to the order, no person or entity was permitted to operate a business that required workers to leave their homes except to the extent that those workers were necessary (i) to conduct minimum basic operations or (ii) to sustain or protect life.  On April 9, the Governor issued a revised executive order, which is effective through April 30, 2020.  This revised executive order further limits travel, provides guidance regarding the definition of critical infrastructure workers, places additional requirements on businesses remaining open including limiting goods that can be sold by retailers and implementing social distancing practices, and incorporates guidance issued under the earlier order.  It is possible that the Governor will issue one or more additional executive orders extending the existing orders or imposing additional restrictions on the activities of individuals or businesses. The Governor's executive orders, along with social distancing guidance issued by the federal government and the Centers for Disease Control and Prevention, have substantially affected many different types of businesses and have resulted in the temporary or permanent closing of businesses and significant layoffs and furloughs throughout Michigan and the United States generally.

COVID-19 has had a substantial impact on numerous aspects of life in the United States, including threats to public health, increased volatility in markets, and severe effects on national and local economies. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.  At this time, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses, such as Michigan’s “stay home, stay safe” executive orders, will be lifted and businesses and their employees will be able to resume normal activities.  Further, additional information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact.  Changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown.  As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and its customers.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of its own common stock during the first quarter of 2020.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share
Period
January 1 - January 31, 2020
Employee Transactions	—	—
February 1 - February 29, 2020
Employee Transactions	—	—
March 1 - March 31, 2020
Employee Transactions	1,608	$6.98
Total for First Quarter ended March 31, 2020
Employee Transactions	1,608	$6.98

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: April 23, 2020