Form 10-Q
period 2020-06-30
MACATAWA BANK CORP
filed 2020-07-23
CIK 1053584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,114,901 shares of the Company's Common Stock (no par value) were outstanding as of July 23, 2020.

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

INDEX

		Page Number

Part I.	Financial Information:

	Item 1.
	Consolidated Financial Statements	4

	Notes to Consolidated Financial Statements	10

	Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

	Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	55

	Item 4.
	Controls and Procedures	56

Part II.	Other Information:

	Item 1A
	Risk Factors	57

	Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	58

	Item 6.
	Exhibits	58

Signatures		59

Index
Part I  Financial Information
Item 1.

MACATAWA BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2020 (unaudited) and December 31, 2019
(Dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$33,079	$31,942
Federal funds sold and other short-term investments	426,926	240,508
Cash and cash equivalents	460,005	272,450
Debt securities available for sale, at fair value	229,489	225,249
Debt securities held to maturity (fair value 2020 - $92,539 and 2019 - $85,128)	89,195	82,720
Federal Home Loan Bank (FHLB) stock	11,558	11,558
Loans held for sale, at fair value	1,677	3,294
Total loans	1,562,688	1,385,627
Allowance for loan losses	(15,855)	(17,200)
Net loans	1,546,833	1,368,427
Premises and equipment – net	43,052	43,417
Accrued interest receivable	6,014	4,866
Bank-owned life insurance	42,654	42,156
Other real estate owned - net	2,624	2,748
Net deferred tax asset	2,754	2,078
Other assets	15,293	9,807
Total assets	$2,451,148	$2,068,770
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$748,624	$482,499
Interest-bearing	1,369,667	1,270,795
Total deposits	2,118,291	1,753,294
Other borrowed funds	70,000	60,000
Long-term debt	20,619	20,619
Accrued expenses and other liabilities	12,900	17,388
Total liabilities	2,221,810	1,851,301
Commitments and contingent liabilities	—	—
Shareholders' equity
Common stock, no par value, 200,000,000 shares authorized; 34,114,901 and 34,103,542 shares issued and outstanding at June 30, 2020 and December 31, 2019	218,349	218,109
Retained earnings (deficit)	6,425	(2,184)
Accumulated other comprehensive income	4,564	1,544
Total shareholders' equity	229,338	217,469
Total liabilities and shareholders' equity	$2,451,148	$2,068,770

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Three and six month periods ended June 30, 2020 and 2019
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Interest income
Loans, including fees	$14,488	$16,125	$29,339	$32,576
Securities
Taxable	954	988	2,015	1,984
Tax-exempt	864	865	1,746	1,704
FHLB Stock	115	157	239	317
Federal funds sold and other short-term investments	86	1,104	662	1,848
Total interest income	16,507	19,239	34,001	38,429
Interest expense
Deposits	895	2,365	2,497	4,622
Other borrowings	356	345	705	672
Long-term debt	209	574	449	1,159
Total interest expense	1,460	3,284	3,651	6,453
Net interest income	15,047	15,955	30,350	31,976
Provision for loan losses	1,000	(200)	1,700	(450)
Net interest income after provision for loan losses	14,047	16,155	28,650	32,426
Noninterest income
Service charges and fees	860	1,078	1,970	2,128
Net gains on mortgage loans	1,849	614	2,499	825
Trust fees	945	1,003	1,880	1,893
ATM and debit card fees	1,321	1,481	2,658	2,808
Gain on sales of securities	—	—	—	—
Bank owned life insurance ("BOLI") income	231	249	472	485
Other	648	673	1,334	1,287
Total noninterest income	5,854	5,098	10,813	9,426
Noninterest expense
Salaries and benefits	5,766	6,379	12,457	12,623
Occupancy of premises	949	996	1,958	2,089
Furniture and equipment	882	866	1,737	1,710
Legal and professional	247	211	538	441
Marketing and promotion	239	233	477	461
Data processing	787	761	1,547	1,491
FDIC assessment	76	119	76	239
Interchange and other card expense	327	365	674	711
Bond and D&O Insurance	104	103	209	206
Net (gains) losses on repossessed and foreclosed properties	2	(34)	32	(69)
Administration and disposition of problem assets	15	49	46	137
Other	1,110	1,286	2,475	2,534
Total noninterest expenses	10,504	11,334	22,226	22,573
Income before income tax	9,397	9,919	17,237	19,279
Income tax expense	1,759	1,916	3,188	3,630
Net income	$7,638	$8,003	$14,049	$15,649
Basic earnings per common share	$0.22	$0.24	$0.41	$0.46
Diluted earnings per common share	$0.22	$0.24	$0.41	$0.46
Cash dividends per common share	$0.08	$0.07	$0.16	$0.14

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and six month periods ended June 30, 2020 and 2019
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net income	$7,638	$8,003	$14,049	$15,649
Other comprehensive income:
Unrealized gains (losses):
Net change in unrealized gains (losses) on debt securities available for sale	884	2,320	3,823	4,581
Tax effect	(186)	(487)	(803)	(962)
Net change in unrealized gains (losses) on debt securities available for sale, net of tax	698	1,833	3,020	3,619
Less: reclassification adjustments:
Reclassification for gains included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassification for gains included in net income, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	698	1,833	3,020	3,619
Comprehensive income	$8,336	$9,836	$17,069	$19,268

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three and six month periods ended June 30, 2020 and 2019
(unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, April 1, 2019	$217,842	$(19,384)	$(492)	$197,966
Net income for the three months ended June 30, 2019	—	8,003	—	8,003
Cash dividends at $.07 per share	—	(2,383)	—	(2,383)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	1,833	1,833
Stock compensation expense	105	—	—	105
Balance, June 30, 2019	$217,942	$(13,764)	$1,341	$205,519

Balance, April 1, 2020	$218,207	$1,507	$3,866	$223,580
Net income for the three months ended June 30, 2020	—	7,638	—	7,638
Cash dividends at $.08 per share	—	(2,720)	—	(2,720)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	698	698
Stock compensation expense	142	—	—	142
Balance, June 30, 2020	$218,349	$6,425	$4,564	$229,338

	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2019	$217,783	$(24,652)	$(2,278)	$190,853
Net income for the six months ended June 30, 2019	—	15,649	—	15,649
Cash dividends at $.14 per share	—	(4,761)	—	(4,761)
Repurchase of 452 shares for taxes withheld on vested restricted stock	(5)	—	—	(5)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	3,619	3,619
Stock compensation expense	164	—	—	164
Balance, June 30, 2019	$217,942	$(13,764)	$1,341	$205,519

Balance, January 1, 2020	$218,109	$(2,184)	$1,544	$217,469
Net income for the six months ended June 30, 2020	—	14,049	—	14,049
Cash dividends at $.16 per share	—	(5,440)	—	(5,440)
Repurchase of 1,608 shares for taxes withheld on vested restricted stock	(11)	—	—	(11)
Net change in unrealized gain on debt securities available for sale, net of tax	—	—	3,020	3,020
Stock compensation expense	251	—	—	251
Balance, June 30, 2020	$218,349	$6,425	$4,564	$229,338

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six month periods ended June 30, 2020 and 2019
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash flows from operating activities
Net income	$14,049	$15,649
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,457	1,328
Stock compensation expense	251	164
Provision for loan losses	1,700	(450)
Origination of loans for sale	(79,415)	(28,815)
Proceeds from sales of loans originated for sale	83,531	29,039
Net gains on mortgage loans	(2,499)	(825)
Write-down of other real estate	32	10
Net (gain) loss on sales of other real estate	—	(79)
Deferred income tax expense	(1,483)	311
Change in accrued interest receivable and other assets	(6,634)	(2,217)
Earnings in bank-owned life insurance	(472)	(485)
Change in accrued expenses and other liabilities	5,190	2,501
Net cash from operating activities	15,707	16,131
Cash flows from investing activities
Loan originations and payments, net	(180,106)	62,606
Purchases of securities available for sale	(77,214)	(14,869)
Purchases of securities held to maturity	(19,815)	(12,497)
Proceeds from:
Maturities and calls of securities	64,342	25,142
Principal paydowns on securities	15,808	3,944
Sales of other real estate	92	382
Additions to premises and equipment	(805)	(841)
Net cash from investing activities	(197,698)	63,867
Cash flows from financing activities
Change in deposits	364,997	(15,633)
Repayments and maturities of other borrowed funds	—	(10,000)
Proceeds from other borrowed funds	10,000	10,000
Proceeds from exercise of stock options	—	—
Repurchase of shares for taxes withheld on vested restricted stock	(11)	(5)
Cash dividends paid	(5,440)	(4,761)
Net cash from financing activities	369,546	(20,399)
Net change in cash and cash equivalents	187,555	59,599
Cash and cash equivalents at beginning of period	272,450	171,284
Cash and cash equivalents at end of period	$460,005	$230,883

See accompanying notes to consolidated financial statements.

Index
MACATAWA BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six month periods ended June 30, 2020 and 2019
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Supplemental cash flow information
Interest paid	$3,793	$6,047
Income taxes paid	3,515	825
Supplemental noncash disclosures:
Transfers from loans to other real estate	—	—
Security settlement	475	1,747

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

The Company owns all of the common stock of Macatawa Statutory Trust II. This is a grantor trust that issued trust preferred securities and is not consolidated with the Company under accounting principles generally accepted in the United States of America.

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

In Michigan, beginning March 24, 2020, Governor Gretchen Whitmer issued a series of “stay home, stay safe” executive orders, which required residents to remain at home "to the maximum extent feasible" and prohibited in-person work that "is not necessary to sustain or protect life."  These “stay home, stay safe” executive orders severely limited economic activity in Michigan, requiring businesses not deemed to be essential, to severely limit or shut down operations.  Under later “stay home, stay safe” executive orders, Governor Whitmer permitted certain industries, such as automotive, manufacturing, construction and retail, to begin to reopen, subject to stringent health and safety requirements and strict social distancing measures.  On June 1, 2020, Governor Whitmer issued a “reopen” executive order, which rescinded the then current “stay home, stay safe” executive order, and which permitted limited activities under the Michigan Safe Start Plan. On June 5, 2020, Governor Whitmer issued a supplemental reopen executive order, which did not rescind the reopen order, but modified it for regions in the northern lower peninsula and the upper peninsula of Michigan by permitting larger social gatherings and additional activities. The supplemental reopen order also allowed non-essential personal care services in all of Michigan. The reopen order was further modified by another executive order that addresses restarting professional sports and another executive order that closed indoor services at bars in all of Michigan.  As of June 30 2020, most businesses in Michigan, other than fitness centers and certain leisure and entertainment businesses, were allowed to be open in some capacity, subject to stringent health and safety requirements, strict social distancing measures and nonsurgical face mask requirements.

Congress passed a number of measures in late March 2020, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.  The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a negative material impact on the Company’s business, financial condition and results of operations and has had, and is likely to continue to have, a negative impact on many of our customers’ business, financial condition and results of operations.  Additionally, the negative consequences of the unprecedented economic shutdown nationally and in Michigan is likely to result in a higher level of future delinquencies, loan impairments and loan losses and require additional provisions for loan losses, which will have a negative impact on our results of operations.

The Company quickly responded to the changing environment by executing its business continuity plan and purchasing and deploying additional equipment to allow for a majority of its workforce to work remotely. The Bank’s branch facilities remained open, but lobbies were closed with transactions being conducted through drive-up windows or on-line channels. The Company implemented rotations for onsite personnel, implemented enhanced daily cleaning of facilities and instructed personnel to maintain appropriate social distancing in its offices.  As of June 30, 2020, branches were fully open with additional health and safety requirements to comply with Governor Whitmer’s current executive orders, including, among other things, daily deep cleaning, nonsurgical face mask requirements and strict social distancing measures.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through June 30, 2020, the Bank had applied this guidance and modified 724 individual loans with aggregate principal balances totaling $336.8 million.  The majority of these modifications involved three-month extensions.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).   PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through June 30, 2020, the Bank had originated 1,643 PPP loans totaling $335.7 million, with an average loan size of $209,500.   Fees totaling $9.8 million were collected from the SBA for these loans in the three months ended June 30, 2020.  These fees are deferred and amortized into interest income over the contractual period of 24 months or 70 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.  Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in the second quarter of 2020 and will continue to impact both asset mix and net interest income for the remainder of 2020.  The PPP program has been extended until August 8, 2020, and may be extended again.  The Bank may have additional PPP loan originations in the third quarter of 2020, but not likely at the pace experienced in the second quarter of 2020 as applications have slowed dramatically beginning in June 2020.  At June 30, 2020, the Bank had $427.0 million in overnight funds and $331.9 million of available borrowing capacity from its correspondent banks.  In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP.

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

Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current qualitative factors. The Company maintains a loss migration analysis that tracks loan losses and recoveries based on loan class and the loan risk grade assignment for commercial loans. PPP loans receive $0 allocation as they are fully guaranteed by the SBA and are subject to be forgiven under the SBA forgiveness criteria.  At June 30, 2020, an 18 month annualized historical loss experience was used for commercial loans and a 12 month historical loss experience period was applied to residential mortgage loans and consumer loans. These historical loss percentages are adjusted (both upwards and downwards) for certain qualitative factors, including economic trends, credit quality trends, valuation trends, concentration risk, quality of loan review, changes in personnel, external factors and other considerations.  At March 31, 2020 and June 30, 2020, the qualitative factor allocations for economic trends were increased to provide additional coverage related to the COVID-19 pandemic.

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

Derivatives:  Certain of the Bank’s commercial loan customers have entered into interest rate swap agreements directly with the Bank.  At the same time the Bank enters into a swap agreement with its customer, the Bank enters into a corresponding interest rate swap agreement with a correspondent bank at terms mirroring the Bank’s interest rate swap with its commercial loan customer.   This is known as a back-to-back swap agreement.  Under this arrangement the Bank has five freestanding interest rate swaps, each of which is carried at fair value.  As the terms mirror each other, there is no income statement impact to the Bank.  At June 30, 2020 and December 31, 2019, the total notional amount of such agreements was $96.5 million and $70.3 million, respectively, and resulted in a derivative asset with a fair value of $5.0 million and $1.8 million, respectively, which were included in other assets and a derivative liability of $5.0 million and $1.8 million, respectively, which were included in other liabilities.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Standards:  On March 12, 2020, the Securities Exchange Commission finalized amendments to the definitions of “accelerated” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these categories and are effective on April 27, 2020.  Prior to these changes, the Company was designated as an “accelerated” filer as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues in its most recent fiscal year.  The Company expects to meet this expanded category of smaller reporting company based on the 2019 fiscal year and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million in a given fiscal year, its category will change back to “accelerated filer”.  The categorization of “accelerated” or “large accelerated filer” drives the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required if a company is not an accelerated or large accelerated filer.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation of internal controls over the Bank’s regulatory financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change did not significantly change the Company’s annual reporting and audit requirements.

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 – SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Available for Sale
U.S. Treasury and federal agency securities	$55,633	$499	$(1)	$56,131
U.S. Agency MBS and CMOs	62,687	1,849	(3)	64,533
Tax-exempt state and municipal bonds	46,315	1,910	(6)	48,219
Taxable state and municipal bonds	52,287	1,353	(32)	53,608
Corporate bonds and other debt securities	6,789	209	—	6,998
	$223,711	$5,820	$(42)	$229,489
Held to Maturity
Tax-exempt state and municipal bonds	$89,195	$3,344	$—	$92,539

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for Sale
U.S. Treasury and federal agency securities	$74,839	$95	$(185)	$74,749
U.S. Agency MBS and CMOs	45,795	474	(68)	46,201
Tax-exempt state and municipal bonds	44,718	1,244	—	45,962
Taxable state and municipal bonds	51,683	404	(65)	52,022
Corporate bonds and other debt securities	6,263	55	(3)	6,315
	$223,298	$2,272	$(321)	$225,249
Held to Maturity
Tax-exempt state and municipal bonds	$82,720	$2,408	$—	$85,128

There were no sales of securities in the three and six month periods ended June 30, 2020 and 2019.

Contractual maturities of debt securities at June 30, 2020 were as follows (dollars in thousands):

	Held–to-Maturity Securities		Available-for-Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,576	$23,683	$31,973	$32,199
Due from one to five years	33,796	34,952	70,139	72,260
Due from five to ten years	13,198	14,276	58,747	60,394
Due after ten years	18,625	19,628	62,852	64,636
	$89,195	$92,539	$223,711	$229,489

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$1,999	$(1)	$—	$—	$1,999	$(1)
U.S. Agency MBS and CMOs	2,054	(3)	—	—	2,054	(3)
Tax-exempt state and municipal bonds	1,545	(6)	—	—	1,545	(6)
Taxable state and municipal bonds	2,064	(32)	—	—	2,064	(32)
Corporate bonds and other debt securities	—	—	—	—	—	—
Total	$7,662	$(42)	$—	$—	$7,662	$(42)

Held to Maturity
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale
U.S. Treasury and federal agency securities	$15,009	$(97)	$27,026	$(87)	$42,035	$(184)
U.S. Agency MBS and CMOs	19,117	(56)	1,196	(12)	20,313	(68)
Tax-exempt state and municipal bonds	319	—	—	—	319	—
Taxable state and municipal bonds	8,569	(57)	2,981	(9)	11,550	(66)
Corporate bonds and other debt securities	932	—	852	(3)	1,784	(3)
Total temporarily impaired	$43,946	$(210)	$32,055	$(111)	$76,001	$(321)

Held to Maturity
Tax-exempt state and municipal bonds	$—	$—	$—	$—	$—	$—

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. At June 30, 2020, 8 securities available for sale with fair values totaling $7.7 million had unrealized losses totaling $42,000.  At June 30, 2020, there were no securities held to maturity which had unrealized losses.  Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost.  Management determined that the unrealized losses for the three and six month periods ended June 30, 2020 and 2019 were attributable to changes in interest rates and not due to credit quality.  As such, no OTTI charges were necessary during each period.

Securities with a carrying value of approximately $5.1 million and $3.0 million were pledged as security for public deposits, letters of credit and for other purposes required or permitted by law at June 30, 2020 and December 31, 2019, respectively.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS

Portfolio loans were as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Commercial and industrial:
Commercial and industrial, excluding PPP	$405,093	$499,572
Paycheck protection program (PPP)	335,668	—
Total commercial and industrial	740,761	499,572
Commercial real estate:
Residential developed	10,930	14,705
Unsecured to residential developers	—	—
Vacant and unimproved	42,275	41,796
Commercial development	615	665
Residential improved	122,712	130,861
Commercial improved	281,620	292,799
Manufacturing and industrial	111,804	117,632
Total commercial real estate	569,956	598,458
Consumer
Residential mortgage	182,816	211,049
Unsecured	217	274
Home equity	64,554	70,936
Other secured	4,384	5,338
Total consumer	251,971	287,597
Total loans	1,562,688	1,385,627
Allowance for loan losses	(15,855)	(17,200)
	$1,546,833	$1,368,427

Included in commercial and industrial loans at June 30, 2020 are $335.7 million in loans issued under the PPP. This program was created by the CARES Act in March 2020 to support businesses through the COVID-19 pandemic.  Under the program, borrowers who use the funds for payroll and certain other expenses are eligible to have the loan balances forgiven by the SBA.  Applications for forgiveness can be submitted to the Bank beginning 8 weeks after loan disbursement.  The loans are 100% guaranteed by the SBA.  We expect the majority of PPP loans to qualify for and receive forgiveness from the SBA by December 31, 2020.  This expectation is subject to change due to borrower behavior, changing SBA requirements and processes related to loan forgiveness and other relevant factors.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

Activity in the allowance for loan losses by portfolio segment was as follows (dollars in thousands):

Three months ended June 30, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$8,807	$6,913	$3,130	$39	$18,889
Charge-offs	(1,192)	(2,957)	(34)	—	(4,183)
Recoveries	83	17	49	—	149
Provision for loan losses	(2,267)	3,289	(7)	(15)	1,000
Ending Balance	$5,431	$7,262	$3,138	$24	$15,855

Three months ended June 30, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,989	$6,447	$3,426	$30	$16,892
Charge-offs	—	—	(41)	—	(41)
Recoveries	141	67	27	—	235
Provision for loan losses	101	(205)	(116)	20	(200)
Ending Balance	$7,231	$6,309	$3,296	$50	$16,886

Six months ended June 30, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$7,658	$6,521	$3,009	$12	$17,200
Charge-offs	(1,192)	(2,957)	(73)	—	(4,222)
Recoveries	102	991	84	—	1,177
Provision for loan losses	(1,137)	2,707	118	12	1,700
Ending Balance	$5,431	$7,262	$3,138	$24	$15,855

Six months ended June 30, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Beginning balance	$6,856	$6,544	$3,449	$27	$16,876
Charge-offs	—	(132)	(66)	—	(198)
Recoveries	277	291	90	—	658
Provision for loan losses	98	(394)	(177)	23	(450)
Ending Balance	$7,231	$6,309	$3,296	$50	$16,886

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

June 30, 2020	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$517	$37	$350	$—	$904
Collectively evaluated for impairment	4,914	7,225	2,788	24	14,951
Total ending allowance balance	$5,431	$7,262	$3,138	$24	$15,855
Loans:
Individually reviewed for impairment	$1,714	$5,052	$4,688	$—	$11,454
Collectively evaluated for impairment	739,047	564,904	247,283	—	1,551,234
Total ending loans balance	$740,761	$569,956	$251,971	$—	$1,562,688

December 31, 2019	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance attributable to loans:
Individually reviewed for impairment	$1,213	$32	$379	$—	$1,624
Collectively evaluated for impairment	6,445	6,489	2,630	12	15,576
Total ending allowance balance	$7,658	$6,521	$3,009	$12	$17,200
Loans:
Individually reviewed for impairment	$5,797	$2,928	$5,140	$—	$13,865
Collectively evaluated for impairment	493,775	595,530	282,457	—	1,371,762
Total ending loans balance	$499,572	$598,458	$287,597	$—	$1,385,627

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2020 (dollars in thousands):

June 30, 2020	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial and industrial	$168	$168	$—
Commercial real estate:
Residential developed	—	—	—
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	195	195	—
Commercial improved	4,083	4,083	—
Manufacturing and industrial	—	—	—
	4,278	4,278	—
Consumer:
Residential mortgage	—	—	—
Unsecured	—	—	—
Home equity	—	—	—
Other secured	—	—	—
	—	—	—
Total with no related allowance recorded	$4,446	$4,446	$—
With an allowance recorded:
Commercial and industrial	$1,546	$1,546	$517
Commercial real estate:
Residential developed	73	73	7
Unsecured to residential developers	—	—	—
Vacant and unimproved	—	—	—
Commercial development	—	—	—
Residential improved	—	—	—
Commercial improved	350	350	16
Manufacturing and industrial	351	351	14
	774	774	37
Consumer:
Residential mortgage	4,082	4,082	305
Unsecured	161	161	12
Home equity	420	420	31
Other secured	25	25	2
	4,688	4,688	350
Total with an allowance recorded	$7,008	$7,008	$904
Total	$11,454	$11,454	$904

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six month periods ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Average of impaired loans during the period:
Commercial and industrial	$4,261	$5,039	$5,438	$5,833
Commercial real estate:
Residential developed	73	170	73	171
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	—	131	—	135
Commercial development	—	—	—	—
Residential improved	196	417	232	374
Commercial improved	6,485	2,138	6,154	2,239
Manufacturing and industrial	353	371	355	374
Consumer	4,707	5,880	4,810	6,034
Interest income recognized during impairment:
Commercial and industrial	17	230	290	518
Commercial real estate	157	52	256	96
Consumer	112	65	169	140
Cash-basis interest income recognized
Commercial and industrial	18	265	295	547
Commercial real estate	181	52	309	101
Consumer	105	63	165	139

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2020 and December 31, 2019:

June 30, 2020	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	97	—
Commercial improved	2,760	—
Manufacturing and industrial	—	—
	2,857	—
Consumer:
Residential mortgage	100	—
Unsecured	—	—
Home equity	—	—
Other secured	—	—
	100	—
Total	$2,957	$—

December 31, 2019	Nonaccrual	Over 90 days Accruing
Commercial and industrial	$—	$—
Commercial real estate:
Residential developed	—	—
Unsecured to residential developers	—	—
Vacant and unimproved	—	—
Commercial development	—	—
Residential improved	98	—
Commercial improved	—	—
Manufacturing and industrial	—	—
	98	—
Consumer:
Residential mortgage	105	—
Unsecured	—	—
Home equity	—	—
Other secured	—	—
	105	—
Total	$203	$—

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans (dollars in thousands):

June 30, 2020	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$740,761	$740,761
Commercial real estate:
Residential developed	—	—	—	10,930	10,930
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	42,275	42,275
Commercial development	—	—	—	615	615
Residential improved	—	97	97	122,615	122,712
Commercial improved	3,135	—	3,135	278,485	281,620
Manufacturing and industrial	—	—	—	111,804	111,804
	3,135	97	3,232	566,724	569,956
Consumer:
Residential mortgage	—	98	98	182,718	182,816
Unsecured	—	—	—	217	217
Home equity	—	—	—	64,554	64,554
Other secured	—	—	—	4,384	4,384
	—	98	98	251,873	251,971
Total	$3,135	$195	$3,330	$1,559,358	$1,562,688

December 31, 2019	30-90 Days	Greater Than 90 Days	Total Past Due	Loans Not Past Due	Total
Commercial and industrial	$—	$—	$—	$499,572	$499,572
Commercial real estate:
Residential developed	—	—	—	14,705	14,705
Unsecured to residential developers	—	—	—	—	—
Vacant and unimproved	—	—	—	41,796	41,796
Commercial development	—	—	—	665	665
Residential improved	171	15	186	130,675	130,861
Commercial improved	103	—	103	292,696	292,799
Manufacturing and industrial	—	—	—	117,632	117,632
	274	15	289	598,169	598,458
Consumer:
Residential mortgage	2	103	105	210,944	211,049
Unsecured	—	—	—	274	274
Home equity	8	—	8	70,928	70,936
Other secured	3	—	3	5,335	5,338
	13	103	116	287,481	287,597
Total	$287	$118	$405	$1,385,222	$1,385,627

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

The Company had allocated $904,000 and $1,624,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2020 and December 31, 2019, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  The Company has been active at utilizing these programs and working with its customers to reduce the risk of foreclosure.  For commercial loans, these modifications typically include an interest only period and, in some cases, a lowering of the interest rate on the loan.  In some cases, the modification will include separating the note into two notes with the first note structured to be supported by current cash flows and collateral, and the second note made for the remaining unsecured debt.  The second note is charged off immediately and collected only after the first note is paid in full.  This modification type is commonly referred to as an A-B note structure.  For consumer mortgage loans, the restructuring typically includes a lowering of the interest rate to provide payment and cash flow relief.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and that cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.

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

The following table presents information regarding troubled debt restructurings as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Number of Loans	Outstanding Recorded Balance	Number of Loans	Outstanding Recorded Balance
Commercial and industrial	6	$1,714	7	$5,797
Commercial real estate	13	2,292	15	2,770
Consumer	65	4,688	69	5,140
	84	$8,694	91	$13,707

In late March 2020, the federal banking regulators issued guidance that modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders does not need to be identified as a TDR if the loan was current at the time a modification plan was implemented.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that such modifications made on loans that were current as of December 31, 2019 are not TDRs.  As of June 30, 2020, the Bank had applied this guidance and had made 724 such modifications with principal balances totaling $336.8 million.  The Bank continues to follow the guidance issued by the banking regulators in making any TDR determinations.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents information related to accruing troubled debt restructurings as of June 30, 2020 and December 31, 2019.  The table presents the amount of accruing troubled debt restructurings that were on nonaccrual status prior to the restructuring, accruing at the time of restructuring and those that were upgraded to accruing status after receiving six consecutive monthly payments in accordance with the restructured terms as of each period reported (dollars in thousands):

	June 30, 2020	December 31, 2019
Accruing TDR - nonaccrual at restructuring	$—	$—
Accruing TDR - accruing at restructuring	7,342	8,295
Accruing TDR - upgraded to accruing after six consecutive payments	1,255	5,314
	$8,597	$13,609

The following tables present information regarding troubled debt restructurings executed during the three and six month periods ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer	1	27	—	1	24	—
	1	$27	$—	1	$24	$—

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	# of Loans	Pre-TDR Balance	Writedown Upon TDR	# of Loans	Pre-TDR Balance	Writedown Upon TDR
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Consumer	2	30	—	1	24	—
	2	$30	$—	1	$24	$—

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

Payment defaults on TDRs have been minimal and during the three and six month periods ended June 30, 2020 and 2019, the balance of loans that became delinquent by more than 90 days past due or that were transferred to nonaccrual within 12 months of restructuring were not material.

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – LOANS (Continued)

As of June 30, 2020 and December 31, 2019, the risk grade category of commercial loans by class of loans were as follows (dollars in thousands):

June 30, 2020	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$350,615	$21,679	$102,811	$260,995	$2,823	$1,838	$—	$—	$740,761
Commercial real estate:
Residential developed	—	—	222	10,708	—	—	—	—	10,930
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	4,843	9,159	26,691	1,582	—	—	—	42,275
Commercial development	—	—	75	540	—	—	—	—	615
Residential improved	—	—	26,290	95,821	504	—	97	—	122,712
Commercial improved	—	6,718	62,903	204,562	4,327	350	2,760	—	281,620
Manufacturing & industrial	—	2,194	32,756	73,188	3,666	—	—	—	111,804
	$350,615	$35,434	$234,216	$672,505	$12,902	$2,188	$2,857	$—	$1,310,717

December 31, 2019	1	2	3	4	5	6	7	8	Total
Commercial and industrial	$15,000	$11,768	$158,851	$290,267	$17,664	$6,022	$—	$—	$499,572
Commercial real estate:
Residential developed	—	—	312	14,393	—	—	—	—	14,705
Unsecured to residential developers	—	—	—	—	—	—	—	—	—
Vacant and unimproved	—	9,201	8,085	22,819	1,691	—	—	—	41,796
Commercial development	—	—	79	586	—	—	—	—	665
Residential improved	—	—	20,142	109,932	518	171	98	—	130,861
Commercial improved	—	6,893	67,915	213,790	3,847	354	—	—	292,799
Manufacturing & industrial	—	2,404	36,401	77,435	1,392	—	—	—	117,632
	$15,000	$30,266	$291,785	$729,222	$25,112	$6,547	$98	$—	$1,098,030

Commercial loans rated a 6 or worse per the Company’s internal risk rating system are considered substandard, doubtful or loss. Commercial loans classified as substandard or worse were as follows at period-end (dollars in thousands):

	June 30, 2020	December 31, 2019
Not classified as impaired	$591	$591
Classified as impaired	4,454	6,054
Total commercial loans classified substandard or worse	$5,045	$6,645

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in consumer loans based on payment activity (dollars in thousands):

June 30, 2020	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$182,716	$217	$64,554	$4,384
Nonperforming	100	—	—	—
Total	$182,816	$217	$64,554	$4,384

December 31, 2019	Residential Mortgage	Consumer Unsecured	Home Equity	Consumer Other
Performing	$210,946	$274	$70,936	$5,338
Nonperforming	103	—	—	—
Total	$211,049	$274	$70,936	$5,338

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned was as follows (dollars in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Six Months Ended June 30, 2019
Beginning balance	$3,112	$4,183	$4,183
Additions, transfers from loans	—	—	—
Proceeds from sales of other real estate owned	(92)	(589)	(382)
Valuation allowance reversal upon sale	—	(453)	(171)
Gain / (loss) on sales of other real estate owned	—	(29)	79
	3,020	3,112	3,709
Less: valuation allowance	(396)	(364)	(642)
Ending balance	$2,624	$2,748	$3,067

Activity in the valuation allowance was as follows (dollars in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Beginning balance	$364	$803
Additions charged to expense	32	10
Reversals upon sale	—	(171)
Ending balance	$396	$642

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):
	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
U.S. Treasury and federal agency securities	$56,131	$—	$56,131	$—
U.S. Agency MBS and CMOs	64,533	—	64,533	—
Tax-exempt state and municipal bonds	48,219	—	48,219	—
Taxable state and municipal bonds	53,608	—	53,608	—
Corporate bonds and other debt securities	6,998	—	6,998	—
Other equity securities	1,518	—	1,518	—
Loans held for sale	1,677	—	1,677	—
Interest rate swaps	5,012	—	—	5,012
Interest rate swaps	(5,012)	—	—	(5,012)

December 31, 2019
U.S. Treasury and federal agency securities	$74,749	$—	$74,749	$—
U.S. Agency MBS and CMOs	46,201	—	46,201	—
Tax-exempt state and municipal bonds	45,962	—	45,962	—
Taxable state and municipal bonds	52,022	—	52,022	—
Corporate bonds and other debt securities	6,315	—	6,315	—
Other equity securities	1,481	—	1,481	—
Loans held for sale	3,294	—	3,294	—
Interest rate swaps	1,830	—	—	1,830
Interest rate swaps	(1,830)	—	—	(1,830)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Impaired loans	$1,553	$—	$—	$1,553
Other real estate owned	281	—	—	281

December 31, 2019
Impaired loans	$5,151	$—	$—	$5,151
Other real estate owned	405	—	—	405

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis was as follows at period end (dollars in thousands):
	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
June 30, 2020
Impaired Loans	$1,553	Sales comparison approach	Adjustment for differences between comparable sales	1.0 to 30.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	281	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range (%)
December 31, 2019
Impaired Loans	$5,151	Sales comparison approach	Adjustment for differences between comparable sales	1.5 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0
Other real estate owned	405	Sales comparison approach	Adjustment for differences between comparable sales	3.0 to 20.0
		Income approach	Capitalization rate	9.5 to 11.0

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, not previously presented, were as follows at June 30, 2020 and December 31, 2019 (dollars in thousands):
	Level in	June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$33,079	$33,079	$31,942	$31,942
Cash equivalents	Level 2	426,926	426,926	240,508	240,508
Securities held to maturity	Level 3	89,195	92,539	82,720	85,128
FHLB stock		11,558	NA	11,558	NA
Loans, net	Level 2	1,545,280	1,581,193	1,363,276	1,395,446
Bank owned life insurance	Level 3	42,654	42,654	42,156	42,156
Accrued interest receivable	Level 2	6,014	6,014	4,866	4,866
Financial liabilities
Deposits	Level 2	(2,118,291)	(2,119,088)	(1,753,294)	(1,753,877)
Other borrowed funds	Level 2	(70,000)	(73,282)	(60,000)	(61,006)
Long-term debt	Level 2	(20,619)	(18,165)	(20,619)	(18,167)
Accrued interest payable	Level 2	(376)	(376)	(518)	(518)
Off-balance sheet credit-related items
Loan commitments		—	—	—	—

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

NOTE 6 – DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Noninterest-bearing demand	$748,624	$482,499
Interest bearing demand	523,232	479,341
Savings and money market accounts	712,296	639,329
Certificates of deposit	134,139	152,125
	$2,118,291	$1,753,294

Time deposits that exceed the FDIC insurance limit of $250,000 were approximately $33.3 million at June 30, 2020 and $37.7 million at December 31, 2019.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 - OTHER BORROWED FUNDS

Other borrowed funds include advances from the Federal Home Loan Bank and borrowings from the Federal Reserve Bank.

Federal Home Loan Bank Advances

At period-end, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
June 30, 2020
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable advances	30,000	November 2024 to February 2030	1.36%
	$70,000

Principal Terms	Advance Amount	Range of Maturities	Weighted Average Interest Rate
December 31, 2019
Single maturity fixed rate advances	$40,000	April 2021 to July 2024	2.50%
Putable advances	20,000	November 2024	1.81%
	$60,000

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 - OTHER BORROWED FUNDS (Continued)

Each advance is subject to a prepayment fee if paid prior to its maturity date.  Fixed rate advances are payable at maturity.   Amortizable mortgage advances are fixed rate advances with scheduled repayments based upon amortization to maturity.  These advances were collateralized by residential and commercial real estate loans totaling $460.9 million and $498.1 million under a blanket lien arrangement at June 30, 2020 and December 31, 2019, respectively.

Scheduled repayments of FHLB advances as of June 30, 2020 were as follows (in thousands):

2020	$—
2021	10,000
2022	—
2023	10,000
2024	40,000
Thereafter	10,000
$70,000

Federal Reserve Bank borrowings

The Company has a financing arrangement with the Federal Reserve Bank.  There were no borrowings outstanding at June 30, 2020 and December 31, 2019, and the Company had approximately $11.1 million and $13.0 million in unused borrowing capacity based on commercial and mortgage loans pledged to the Federal Reserve Bank totaling $12.5 million and $15.2 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 8 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the three and six month periods ended June 30, 2020 and 2019 are as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net income available to common shares	$7,638	$8,003	$14,049	$15,649
Weighted average shares outstanding, including participating stock awards - Basic	34,108,982	34,042,886	34,108,057	34,041,628
Dilutive potential common shares:
Stock options	—	—	—	—
Weighted average shares outstanding - Diluted	34,108,982	34,042,886	34,108,057	34,041,628
Basic earnings per common share	$0.22	$0.24	$0.41	$0.46
Diluted earnings per common share	$0.22	$0.24	$0.41	$0.46

There were no antidilutive shares of common stock in the three and six month periods ended June 30, 2020 and 2019.

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 - FEDERAL INCOME TAXES

Income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Current	$2,970	$1,851	$4,671	$3,319
Deferred	(1,211)	65	(1,483)	311
	$1,759	$1,916	$3,188	$3,630

The difference between the financial statement tax expense and amount computed by applying the statutory federal tax rate to pretax income was reconciled as follows (dollars in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Statutory rate	21%	21%	21%	21%
Statutory rate applied to income before taxes	$1,974	$2,083	$3,620	$4,049
Deduct
Tax-exempt interest income	(177)	(173)	(355)	(340)
Bank-owned life insurance	(48)	(52)	(99)	(102)
Other, net	10	58	22	23
	$1,759	$1,916	$3,188	$3,630

The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies. At June 30, 2020 and December 31, 2019, a valuation allowance of $92,000 was established for a capital loss carryforward related to the liquidation of assets of a partnership interest the Bank acquired through a loan settlement.  Management believes it is more likely than not that all of the remaining deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

The net deferred tax asset recorded included the following amounts of deferred tax assets and liabilities (dollars in thousands):

	June 30, 2020	December 31, 2019
Deferred tax assets
Allowance for loan losses	$3,330	$3,612
Net deferred loan fees	1,748	—
Nonaccrual loan interest	154	182
Valuation allowance on other real estate owned	83	76
Other	299	248
Gross deferred tax assets	5,614	4,118
Valuation allowance	(92)	(92)
Total net deferred tax assets	5,522	4,026
Deferred tax liabilities
Depreciation	(1,124)	(1,053)
Prepaid expenses	(171)	(172)
Unrealized gain on securities available for sale	(1,213)	(406)
Net deferred loan costs	—	(67)
Other	(260)	(250)
Gross deferred tax liabilities	(2,768)	(1,948)
Net deferred tax asset	$2,754	$2,078

There were no unrecognized tax benefits at June 30, 2020 or December 31, 2019 and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2015.

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

A summary of the contractual amounts of financial instruments with off‑balance‑sheet risk was as follows at period-end (dollars in thousands):

	June 30, 2020	December 31, 2019
Commitments to make loans	$83,367	$65,648
Letters of credit	12,897	15,303
Unused lines of credit	584,989	502,200

The notional amount of commitments to fund mortgage loans to be sold into the secondary market was approximately $25.1 million and $11.0 million at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, approximately 30.0% of the Bank’s commitments to make loans were at fixed rates, offered at current market rates.  The remainder of the commitments to make loans were at variable rates tied to prime or one month LIBOR and generally expire within 30 days.  The majority of the unused lines of credit were at variable rates tied to prime.

NOTE 11 – CONTINGENCIES

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business. As of June 30, 2020, there were no material pending legal proceedings to which the Company or any of its subsidiaries are a party or which any of its properties are the subject.

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

Index
MACATAWA BANK CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 – SHAREHOLDERS' EQUITY (Continued)

At June 30, 2020 and December 31, 2019, actual capital levels and minimum required levels were (dollars in thousands):

			Minimum Capital		Minimum Capital Adequacy With		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy		Capital Buffer		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
CET1 capital (to risk weighted assets)
Consolidated	$224,774	14.9%	$67,776	4.5%	$105,430	7.0%	N/A	N/A
Bank	238,145	15.8	67,700	4.5	105,421	7.0	$97,981	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	244,774	16.3	90,368	6.0	128,022	8.5	N/A	N/A
Bank	238,145	15.8	90,361	6.0	128,011	8.5	120,481	8.0
Total capital (to risk weighted assets)
Consolidated	260,629	17.3	120,491	8.0	158,145	10.5	N/A	N/A
Bank	254,000	16.9	120,481	8.0	158,131	10.5	150,601	10.0
Tier 1 capital (to average assets)
Consolidated	244,774	10.5	93,350	4.0	N/A	N/A	N/A	N/A
Bank	238,145	10.2	93,319	4.0	N/A	N/A	116,649	5.0

December 31, 2019
CET1 capital (to risk weighted assets)
Consolidated	$215,925	13.5%	$72,187	4.5%	$112,290	7.0%	N/A	N/A
Bank	228,761	14.3	72,182	4.5	112,284	7.0	$104,263	6.5%
Tier 1 capital (to risk weighted assets)
Consolidated	235,925	14.7	96,249	6.0	136,353	8.5	N/A	N/A
Bank	228,761	14.3	96,243	6.0	136,344	8.5	128,324	8.0
Total capital (to risk weighted assets)
Consolidated	253,125	15.8	128,332	8.0	168,436	10.5	N/A	N/A
Bank	245,961	15.3	128,324	8.0	168,425	10.5	160,405	10.0
Tier 1 capital (to average assets)
Consolidated	235,925	11.5	82,130	4.0	N/A	N/A	N/A	N/A
Bank	228,761	11.2	82,070	4.0	N/A	N/A	102,587	5.0

Approximately $20.0 million of trust preferred securities outstanding at June 30, 2020 and December 31, 2019, respectively, qualified as Tier 1 capital. Refer to our 2019 Form 10-K for more information on the trust preferred securities.

The Bank was categorized as "well capitalized" at June 30, 2020 and December 31, 2019.

Index
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Macatawa Bank Corporation is a Michigan corporation and a registered bank holding company. It wholly-owns Macatawa Bank and Macatawa Statutory Trust II. Macatawa Bank is a Michigan chartered bank with depository accounts insured by the FDIC. The Bank operates twenty-six branch offices and a lending and operational service facility, providing a full range of commercial and consumer banking and trust services in Kent County, Ottawa County, and northern Allegan County, Michigan. Macatawa Statutory Trust II is a grantor trust and issued $20.0 million of pooled trust preferred securities.  Macatawa Statutory Trust II is not consolidated in our Consolidated Financial Statements. For further information regarding consolidation, see the Notes to Consolidated Financial Statements.

At June 30, 2020, we had total assets of $2.45 billion, total loans of $1.56 billion, total deposits of $2.12 billion and shareholders' equity of $229.3 million.  For the three months ended June 30, 2020, we recognized net income of $7.6 million compared to $8.0 million for the same period in 2019.  For the six months ended June 30, 2020, we recognized net income of $14.0 million compared to $15.6 million for the same period in 2019.  The Bank was categorized as “well capitalized” under regulatory capital standards at June 30, 2020.

We paid a dividend of $0.07 per share in each quarter in 2019 and $0.08 per share in the first and second quarters of 2020.

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

In Michigan, beginning March 24, 2020, Governor Gretchen Whitmer issued a series of “stay home, stay safe” executive orders, which required residents to remain at home "to the maximum extent feasible" and prohibited in-person work that "is not necessary to sustain or protect life."  These “stay home, stay safe” executive orders severely limited economic activity in Michigan, requiring businesses not deemed to be essential, to severely limit or shut down operations.  Under later “stay home, stay safe” executive orders, Governor Whitmer permitted certain industries, such as automotive, manufacturing, construction and retail, to begin to reopen, subject to stringent health and safety requirements and strict social distancing measures.  On June 1, 2020, Governor Whitmer issued a “reopen” executive order, which rescinded the then current “stay home, stay safe” executive order, and which permitted limited activities under the Michigan Safe Start Plan. On June 5, 2020, Governor Whitmer issued a supplemental reopen executive order, which did not rescind the reopen order, but modified it for regions in the northern lower peninsula and the upper peninsula of Michigan by permitting larger social gatherings and additional activities. The supplemental reopen order also allowed non-essential personal care services in all of Michigan. The reopen order was further modified by another executive order that addresses restarting professional sports and another executive order that closed indoor services at bars in all of Michigan.  As of June 30 2020, most businesses in Michigan, other than fitness centers and certain leisure and entertainment businesses, were allowed to be open in some capacity, subject to stringent health and safety requirements, strict social distancing measures and nonsurgical face mask requirements.

Congress passed a number of measures in late March 2020, designed to infuse cash into the economy to offset the negative impacts of business closings and restrictions.  The COVID-19 pandemic is a highly unusual, unprecedented and evolving public health and economic crisis and may have a negative material impact on the Company’s business, financial condition and results of operations and has had, and is likely to continue to have, a negative impact on many of our customers’ business, financial condition and results of operations.  Additionally, the negative consequences of the unprecedented economic shutdown nationally and in Michigan is likely to result in a higher level of future delinquencies, loan impairments and loan losses and require additional provisions for loan losses, which will have a negative impact on our results of operations.

The Company quickly responded to the changing environment by executing its business continuity plan and purchasing and deploying additional equipment to allow for a majority of its workforce to work remotely. The Bank’s branch facilities remained open, but lobbies were closed with transactions being conducted through drive-up windows or on-line channels. The Company implemented rotations for onsite personnel, implemented enhanced daily cleaning of facilities and instructed personnel to maintain appropriate social distancing in its offices.  As of June 30, 2020, branches were fully open with additional health and safety requirements to comply with Governor Whitmer’s current executive orders, including, among other things, daily deep cleaning, nonsurgical face mask requirements and strict social distancing measures.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through June 30, 2020, the Bank had applied this guidance and modified 724 individual loans with aggregate principal balances totaling $336.8 million.  The majority of these modifications involved three-month extensions.

Index
The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).   PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part.  Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. The loans are 100% guaranteed by the SBA.  Through June 30, 2020, the Bank had originated 1,643 PPP loans totaling $335.7 million, with an average loan size of $249,500.   Fees totaling $9.8 million were collected from the SBA for these loans in the three months ended June 30, 2020.  These fees are deferred and amortized into interest income over the contractual period of 24 months or 70 months, as applicable.  Upon SBA forgiveness, unamortized fees are then recognized into interest income.  Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in the second quarter of 2020 and will continue to impact both asset mix and net interest income for the remainder of 2020.  The PPP program has been extended until August 8, 2020, and may be extended again.  The Bank may have additional PPP loan originations in the third quarter of 2020, but not likely at the pace experienced in the second quarter of 2020 as applications have slowed dramatically beginning in June 2020.  At June 30, 2020, the Bank had $427.0 million in overnight funds and $331.9 million of available borrowing capacity from its correspondent banks.  In addition, the Federal Reserve has implemented a liquidity facility available to financial institutions participating in the PPP.  As such, the Bank believes it has sufficient liquidity sources as deposit balances decline with the deployment of these funds by PPP borrowers.

We are in an asset-sensitive position, so decreases in short-term interest rates have a net negative impact on our net interest income as our interest-earning assets will reprice faster than our interest-bearing liabilities.  Given our asset-sensitivity, several years ago we established floors on our variable rate loans to help offset the negative impact of declining interest rates on net interest income.  The benefit of these floors has become more evident in the second quarter of 2020 and will be in future quarters if the Federal Reserve maintains short-term interest rates at the low level established in March 2020.  Additionally, our PPP loan origination activity should provide some offsetting positive impact on earnings in the remaining quarters of 2020, considering interest income on the loans and the processing fees paid by the SBA.  The processing fees, alone, on the PPP loans originated in the second quarter 2020 amount to $9.8 million, of which $938,000 was recognized in the second quarter of 2020. We expect the majority of the remaining fees will be recognized in 2020 as the related loans are forgiven by the SBA.  This expectation is subject to change due to borrower behavior, changing SBA requirements and processes related to loan forgiveness and other relevant factors. While the effects of COVID-19 are likely to have a far-reaching, long-lasting effect on the global, national, and Michigan economies, we believe we have sufficient capital and financial strength, as well as liquidity resources to mitigate the effects of the COVID-19 pandemic on our operations and financial condition, while continuing to serve our communities and protect shareholder value. This expectation is subject to change due to borrower behavior, changing SBA requirements and processes relating to loan forgiveness and other relevant factors.

RESULTS OF OPERATIONS

Summary: Net income for the three months ended June 30, 2020 was $7.6 million, compared to $8.0 million for the same period in 2019.  Net income per share on a diluted basis for the three months ended June 30, 2020 was $0.22 compared to $0.24 for the same period in 2019.  Net income for the six months ended June 30, 2020 was $14.0 million, compared to $15.6 million for the same period in 2019.  Net income per share on a diluted basis for the six months ended June 30, 2020 was $0.41 compared to $0.46 for the same period in 2019.

The decrease in earnings in both the three and six months ended June 30, 2020 compared to the same periods in 2019 was due primarily to decreased net interest income and higher provision for loan losses.  Net interest income decreased to $15.0 million in the three months ended June 30, 2020 compared to $16.0 million in the same period in 2019.  Net interest income decreased to $30.4 million in the six months ended June 30, 2020 compared to $32.0 million in the six months ended June 30, 2019.  These decreases in net interest income were primarily attributable to the decreases in short-term interest rates instituted by the Federal Reserve starting in July 2019 and through March 2020.

The provision for loan losses was $1.0 million for the three months ended June 30, 2020, compared to a negative $200,000 for the same period in 2019.  We were in a net loan charge-off position for the three months ended June 30, 2020, with $4.0 million in net loan charge-offs, compared to $194,000 in net loan recoveries in the same period in 2019.  We were also in a net loan charge-off position for the six months ended June 30, 2020, with $3.0 million in net loan charge-offs compared to $460,000 in net loan recoveries in the same period in 2019.  Both the three and six month periods ended June 30, 2020 were impacted by a $4.1 million charge-off taken in June 2020 related to a single loan relationship with a movie theater business where the underlying assets were sold through bankruptcy proceedings.  The increase in provision for loan losses in the 2020 periods was also impacted by increases to qualitative environmental factors to address increased risk of loss attributable to the COVID-19 pandemic.  Each of these items is discussed more fully below.

Net Interest Income: Net interest income totaled $15.0 million for the three months ended June 30, 2020 compared to $16.0 million for the same period in 2019.  Net interest income decreased to $30.4 million in the six months ended June 30, 2020 compared to $32.0 million in the six months ended June 30, 2019.

Net interest income was positively impacted in the three months ended June 30, 2020 by an increase in average earning assets of $355.8 million compared to the same period in 2019.  However, our average yield on earning assets for the three months ended June 30, 2020 decreased 116 basis points compared to the same period in 2019 from 4.16% to 3.00%. For the six months ended June 30, 2020, our average earning assets increased by $209.5 million compared to the same period in 2019, while our average yield on earning assets decreased 87 basis points compared to the same period in 2019 from 4.20% to 3.33%.

Index
Net interest income for the second quarter of 2020 decreased $908,000 compared to the same period in 2019.  Of this decrease, $4.3 million was due to changes in rates earned or paid, partially offset by an increase of $3.4 million from changes in the volume of average interest assets and interest bearing liabilities.  The largest changes came from interest income on commercial loans (excluding PPP loans) which fluctuated significantly in the second quarter of 2020 compared to the same period in 2019.  The net change was $2.5 million with a decrease in interest income due to rate of $2.4 million and a decrease in interest income of $42,000 due to portfolio contraction.  PPP loans contributed $1.6 million in net interest income in the second quarter of 2020.  The other large change came in federal funds sold and other short-term investments interest income which decreased by $1.0 million in the second quarter of 2020 compared to the same period in 2019.  Of the $1.0 million decrease in interest income on federal funds sold and other short-term investments, $4.2 million was due to decreases in rates earned, partially offset by a $3.2 million increase in average balances.

Average interest earning assets totaled $2.22 billion for the three months ended June 30, 2020 compared to $1.86 billion for the same period in 2019. An increase of $206.2 million in average loans between periods and an increase of $132.2 million in average federal funds sold and other short-term investments were the primary drivers of the increases.  The net interest margin was 2.74% for the three months ended June 30, 2020 compared to 3.45% for the same period in 2019.  Yield on commercial loans excluding PPP loans decreased from 4.84% for the three months ended June 30, 2019 to 3.91% for the same period in 2020.  Yield on residential mortgage loans decreased from 3.72% for the three months ended June 30, 2019 to 3.70% for the same period in 2020, while yields on consumer loans decreased from 5.36% for the second quarter of 2019 to 4.18% for the second quarter of 2020.  The decreases in yields on commercial loans and consumer loans, in particular, were the result of the predominance of loans in these categories with variable rates of interest tied to prime and LIBOR which decreased significantly from 2019 to 2020.

The Federal Reserve Board decreased the target federal funds rate by 50 basis points in the third quarter of 2019 and by 25 basis points in the fourth quarter of 2019 as the economy showed signs of slowing.   In response to the news and government action related to COVID-19, the Federal Reserve Board decreased the target federal funds rate by 150 basis points in March 2020.  As the Company is in an asset-sensitive position, reductions in market interest rates have a negative impact on margin as the Company’s interest earning assets reprice faster than its interest-bearing liabilities. Much of our asset-sensitivity is due to commercial and consumer loans that have variable interest rates.  For both loan types we established floor rates several years ago.  These floors provide protection to net interest income when short-term interest rates decline.  Our variable rate commercial and consumer loans tied to the prime rate or one-month LIBOR amounted to $478.1 million at June 30, 2020.  Of this total, approximately 82%, or $390.1 million have interest rate floors. Without these floors net interest income for the second quarter of 2020 would have been lower than stated by approximately $1.0 million.

The cost of funds decreased to 0.40% in the second quarter of 2020 compared to 1.01% in the second quarter of 2019. For the first six months of 2020, the cost of funds decreased to 0.53% compared to 1.00% for the same period in 2019.  The sharp drop in the rates paid on our interest-bearing checking, savings and money market accounts in response to the federal funds rate decreases in the first quarter of 2020 and in the third and fourth quarters of 2019 caused the decrease in our cost of funds.  Also contributing to the reduction in the cost of funds is our redemption of $20.0 million in trust preferred securities on December 31, 2019, so there was no related interest expense in the 2020 periods.

Index
The following table shows an analysis of net interest margin for the three month periods ended June 30, 2020 and 2019 (dollars in thousands):

	For the three months ended June 30,
	2020			2019
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$183,062	$954	2.06%	$179,264	$988	2.21%
Tax-exempt securities (1)	132,037	864	3.37	118,481	865	3.76
Commercial loans (2)	1,047,600	10,366	3.91	1,051,018	12,850	4.84
Paycheck protection program loans (3)	263,992	1,615	2.42	—	—	—
Residential mortgage loans	190,750	1,763	3.70	235,611	2,193	3.72
Consumer loans	71,498	744	4.18	80,990	1,082	5.36
Federal Home Loan Bank stock	11,558	115	3.93	11,558	157	5.37
Federal funds sold and other short-term investments	315,696	86	0.11	183,431	1,104	2.38
Total interest earning assets (1)	2,216,193	16,507	3.00	1,860,353	19,239	4.16
Noninterest earning assets:
Cash and due from banks	26,779			30,570
Other	95,916			87,957
Total assets	$2,338,888			$1,978,880
Liabilities
Deposits:
Interest bearing demand	$507,431	$89	0.07%	$450,089	$427	0.38%
Savings and money market accounts	699,143	215	0.12	604,012	1,216	0.81
Time deposits	143,318	591	1.66	148,462	722	1.95
Borrowings:
Other borrowed funds	70,000	356	2.01	60,081	345	2.27
Long-term debt	20,619	209	4.02	41,238	574	5.50
Total interest bearing liabilities	1,440,511	1,460	0.40	1,303,882	3,284	1.01
Noninterest bearing liabilities:
Noninterest bearing demand accounts	657,367			465,017
Other noninterest bearing liabilities	14,723			9,093
Shareholders' equity	226,287			200,888
Total liabilities and shareholders' equity	$2,338,888			$1,978,880
Net interest income		$15,047			$15,955
Net interest spread (1)			2.60%			3.15%
Net interest margin (1)			2.74%			3.45%
Ratio of average interest earning assets to average interest bearing liabilities	153.85%			142.68%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at June 30, 2020 and 2019.
(2)
Includes loan fees of $282,000 and $163,000 for the three months ended June 30, 2020 and 2019, respectively.  Includes average nonaccrual loans of approximately $5.7 million and $326,000 for the three months ended June 30, 2020 and 2019, respectively.  Excludes paycheck protection program loans.

(3)	Includes loan fees of $983,000 for the three months ended June 30, 2020.

Index
The following table shows an analysis of net interest margin for the six month periods ended June 30, 2020 and 2019 (dollars in thousands):

	For the six months ended June 30,
	2020			2019
	Average Balance	Interest Earned or Paid	Average Yield or Cost	Average Balance	Interest Earned or Paid	Average Yield or Cost
Assets
Taxable securities	$187,297	$2,015	2.15%	$181,363	$1,984	2.19%
Tax-exempt securities (1)	130,004	1,746	3.46	117,294	1,704	3.74
Commercial loans (2)	1,075,460	22,402	4.12	1,064,186	26,020	4.86
Paycheck protection program loans	131,996	1,615	2.42	—	—	—
Residential mortgage loans	198,266	3,671	3.71	237,076	4,390	3.70
Consumer loans	73,846	1,651	4.49	82,163	2,166	5.32
Federal Home Loan Bank stock	11,558	239	4.09	11,558	317	5.45
Federal funds sold and other short-term investments	248,287	662	0.53	153,571	1,848	2.39
Total interest earning assets (1)	2,056,714	34,001	3.33	1,847,211	38,429	4.20
Noninterest earning assets:
Cash and due from banks	27,960			29,706
Other	93,681			86,758
Total assets	$2,178,355			$1,963,675
Liabilities
Deposits:
Interest bearing demand	$471,170	$279	0.12%	$436,176	$833	0.39%
Savings and money market accounts	675,089	928	0.27	613,369	2,442	0.80
Time deposits	148,439	1,290	1.75	143,119	1,347	1.89
Borrowings:
Other borrowed funds	66,869	705	2.09	59,931	672	2.23
Long-term debt	20,619	449	4.30	41,238	1,159	5.60
Total interest bearing liabilities	1,382,186	3,651	0.53	1,293,833	6,453	1.00
Noninterest bearing liabilities:
Noninterest bearing demand accounts	559,928			464,319
Other noninterest bearing liabilities	12,828			8,327
Shareholders' equity	223,413			197,196
Total liabilities and shareholders' equity	$2,178,355			$1,963,675
Net interest income		$30,350			$31,976
Net interest spread (1)			2.80%			3.20%
Net interest margin (1)			2.98%			3.50%
Ratio of average interest earning assets to average interest bearing liabilities	148.80%			142.77%

(1)	Yields are presented on a tax equivalent basis using an assumed tax rate of 21% at June 30, 2020 and 2019.
(2)
Includes loan fees of $461,000 and $513,000 for the six months ended June 30, 2020 and 2019, respectively. Includes average nonaccrual loans of approximately $4.1 million and $541,000 for the six months ended June 30, 2020 and 2019, respectively. Excludes paycheck protection program loans.

(3)	Includes loan fees of $983,000 for the six months ended June 30, 2020.

Index
The following table presents the dollar amount of changes in net interest income due to changes in volume and rate (dollars in thousands):

	For the three months ended June 30, 2020 vs 2019 Increase (Decrease) Due to			For the six months ended June 30, 2020 vs 2019 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income
Taxable securities	$111	$(145)	$(34)	$108	$(77)	$31
Tax-exempt securities	483	(484)	(1)	414	(372)	42
Commercial loans, excluding PPP loans	(42)	(2,442)	(2,484)	791	(4,409)	(3,618)
Paycheck protection program loans	1,615	—	1,615	1,615	—	1,615
Residential mortgage loans	(415)	(15)	(430)	(719)	—	(719)
Consumer loans	(117)	(221)	(338)	(202)	(313)	(515)
Federal Home Loan Bank stock	—	(42)	(42)	—	(78)	(78)
Federal funds sold and other short-term investments	3,149	(4,167)	(1,018)	2,003	(3,189)	(1,186)
Total interest income	4,784	(7,516)	(2,732)	4,010	(8,438)	(4,428)
Interest expense
Interest bearing demand	$331	$(669)	$(338)	$182	$(736)	$(554)
Savings and money market accounts	1,135	(2,136)	(1,001)	650	(2,164)	(1,514)
Time deposits	(24)	(107)	(131)	116	(173)	(57)
Other borrowed funds	191	(180)	11	133	(100)	33
Long-term debt	(236)	(129)	(365)	(487)	(223)	(710)
Total interest expense	1,397	(3,221)	(1,824)	594	(3,396)	(2,802)
Net interest income	$3,387	$(4,295)	$(908)	$3,416	$(5,042)	$(1,626)

Provision for Loan Losses: The provision for loan losses for the three months ended June 30, 2020 was $1.0 million compared to a negative $200,000 for the same period in 2019.  The provision for loan losses for the first half of 2020 was $1.7 million compared to a negative $450,000 for the same period in 2019.  The provisions for loan losses for the 2020 periods were impacted by additional qualitative adjustments made to provide for estimated losses associated with the COVID-19 pandemic as well as the large charge-off taken in June 2020, some of which was specifically reserved for previously. A $4.1 million charge-off was taken in June 2020 related to a single loan relationship with a movie theater business for which the underlying assets were sold through bankruptcy proceedings.  No other loans of this industry type remain in our portfolio.  This was partially offset by continued strong asset quality metrics and loan portfolio contraction.  The balances of loans graded 5 and 6, which receive higher allocations, decreased by $16.6 million from December 31, 2019 to June 30, 2020.  Specific reserves on impaired loans decreased by $720,000 from $1.6 million at December 31, 2019 to $904,000 at June 30, 2020.  When excluding PPP loans, which are 100% guaranteed by the SBA, total loans decreased by $168.3 million in the three months ended June 30, 2020.  Net loan charge-offs were $4.0 million in the three months ended June 30, 2020 compared to net loan recoveries of $194,000 in the same period in 2019.

Gross loan recoveries were $149,000 for the three months ended June 30, 2020 and $235,000 for the same period in 2019.  In the three months ended June 30, 2020, we had $4.2 million in charge-offs, compared to $41,000 in the same period in 2019.  For the six months ended June 30, 2020, we experienced gross loan recoveries of $1.2 million compared to $658,000 for the same period in 2019.  Gross charge-offs for the six months ended June 30, 2020 were $4.2 million compared to $198,000 for the same period in 2019.

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

Index
Noninterest Income: Noninterest income for the three and six month periods ended June 30, 2020 was $5.9 million and $10.8 million compared to $5.1 million and $9.4 million for the same periods in 2019, respectively.   The components of noninterest income are shown in the table below (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Service charges and fees on deposit accounts	$860	$1,078	$1,970	$2,128
Net gains on mortgage loans	1,849	614	2,499	825
Trust fees	945	1,003	1,880	1,893
Gain on sales of securities	—	—	—	—
ATM and debit card fees	1,321	1,481	2,658	2,808
Bank owned life insurance (“BOLI”) income	231	249	472	485
Investment services fees	228	353	652	649
Other income	420	320	682	638
Total noninterest income	$5,854	$5,098	$10,813	$9,426

Net gains on mortgage loans were up $1.2 million in the three months ended June 30, 2020 and were up $1.7 million in the six months ended June 30, 2020 compared to the same periods in 2019 as a result of an increase in the volume of loans originated for sale in the 2020 periods due to a lower interest rate environment, spurring more refinancing of fixed rate loans which we sell into the secondary market.  Mortgage loans originated for sale in the three months ended June 30, 2020 were $50.1 million, compared to $21.4 million in the same period in 2019.  For the first six months of 2020, mortgages originated for sale were $79.4 million, compared to $28.8 million for the same period in 2019.

Investment services fees were down $125,000 in the three months ended June 30, 2020 and were up $3,000 in the six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. The reduction for the three month period ended June 30, 2020 was due to a slowdown in investment service activity resulting from the COVID-19 shutdown of the economy.  ATM and debit card fees were down in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively, due to reduced volume of usage by our customers during the COVID-19 shutdown of the economy in the second quarter of 2020.  Service charges on deposit accounts decreased in the three and six months ended June 30, 2020 as compared to the same periods in 2019 due to lower overdraft fees as our customers have generally retained higher deposit balances in the low interest rate environment and due to uncertainty related to the COVID-19 pandemic, thereby resulting in fewer overdrafts.

Noninterest Expense: Noninterest expense decreased by $830,000 to $10.5 million for the three month period ended June 30, 2020 as compared to the same period in 2019.  Noninterest expense decreased by $347,000 to $22.2 million for the six months ended June 30, 2020 compared to $22.6 million for the same period in 2019.  The components of noninterest expense are shown in the table below (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Salaries and benefits	$5,766	$6,379	$12,457	$12,623
Occupancy of premises	949	996	1,958	2,089
Furniture and equipment	882	866	1,737	1,710
Legal and professional	247	211	538	441
Marketing and promotion	239	233	477	461
Data processing	787	761	1,547	1,491
FDIC assessment	76	119	76	239
Interchange and other card expense	327	365	674	711
Bond and D&O insurance	104	103	209	206
Net (gains) losses on repossessed and foreclosed properties	2	(34)	32	(69)
Administration and disposition of problem assets	15	49	46	137
Outside services	378	493	831	945
Other noninterest expense	732	793	1,644	1,589
Total noninterest expense	$10,504	$11,334	$22,226	$22,573

Index
Most categories of noninterest expense were relatively unchanged compared to the three months ended June 30, 2019 due to our ongoing efforts to manage expenses and scale our operations. Our largest component of noninterest expense, salaries and benefits, decreased by $613,000 in the three months ended June 30, 2020 from same period in 2019. This decrease is due partially to actions taken to mitigate the effects of the COVID-19 pandemic including personnel hiring and pay freezes, salary reductions for senior management, and halting of 401k matching contributions and bonus accruals.  In addition, we experienced lower claims in our on medical insurance plan and higher cost deferrals from commercial loan production due to 1,635 PPP loans originated.  Partially offsetting these decreases was an increase in variable-based compensation due to higher mortgage origination volume. Salaries and benefits decreased by $166,000 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the same combination of factors. The table below identifies the primary components of salaries and benefits (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Salaries and other compensation	5,561	5,505	11,241	10,813
Salary deferral from commercial loans	(529)	(219)	(670)	(382)
Bonus accrual	54	282	323	568
Mortgage production - variable comp	334	132	518	207
401k matching contributions	58	178	270	372
Medical insurance costs	288	501	775	1,045
Total salaries and benefits	$5,766	$6,379	$12,457	$12,623

Occupancy expenses were down $47,000 in the three months ended June 30, 2020 and were down $131,000 in the six months ended June 30, 2020 compared to the same periods in 2019 due to lower maintenance costs incurred associated with certain branch facilities.  Furniture and equipment expenses were up $16,000 in the three months ended June 30, 2020 and were up $27,000 in the six months ended June 30, 2020 compared to the same periods in 2019 due to costs associated with equipment and service contracts.

Our FDIC assessment costs decreased by $43,000 in the three months ended June 30, 2020 compared to the same period in 2019 due to utilization of assessment credits. In January 2019, the FDIC notified us that the Bank would receive an assessment credit of approximately $400,000 to offset future assessments as the FDIC Deposit Insurance Fund had exceeded its target ratio of 1.35%. Assessment credits totaling $266,000 were applied in the third and fourth quarters of 2019, $136,000 was applied in the first quarter of 2020 and the remaining $36,000 was applied in the second quarter of 2020. Expenses for future periods will increase as the Bank has utilized all of its assessment credits as of June 30, 2020.

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

These costs are itemized in the following table (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Legal and professional – nonperforming assets	$8	$26	$24	$69
Repossessed and foreclosed property administration	7	23	22	68
Net (gains) losses on repossessed and foreclosed properties	2	(34)	32	(69)
Total	$17	$15	$78	$68

As the level of problem loans and assets has declined, the costs associated with these nonperforming assets have decreased significantly over the past several years.  Other real estate owned decreased from $3.1 million at June 30, 2019 to $2.6 million at June 30, 2020.

Net (gains) losses on repossessed assets and foreclosed properties for the three month period ended June 30, 2020 swung unfavorably by $36,000 compared to the same period in 2019.  For the first six months of 2020, net (gains) losses swung unfavorably by $101,000 compared to the same period in 2019.  These net increases in expense were due to an improvement in net gains realized in the 2019 periods. In the three month period ended June 30, 2020, valuation writedowns totaled $2,000 while there were no valuation writedowns during the same period in 2019. In the six month period ended June 30, 2020, valuation writedowns totaled $32,000 compared to valuation writedowns of $10,000 for the same period in 2019. In the three month period ended June 30, 2020, net realized gains totaled $0, compared to net realized gains of $34,000 for the same period in 2019. For the six months ended June 30, 2020, net realized gains totaled $0, compared to net realized gains of $79,000 for the same period in 2019.

Outside services were down $115,000 and $114,000 in the three and six month periods ended June 30, 2020, respectively, compared to the same periods in 2019 due to ongoing efforts to manage and scale these costs.

Index
Federal Income Tax Expense: We recorded $1.8 million and $3.2 million in federal income tax expense for the three and six month periods ended June 30, 2020 compared to $1.9 million and $3.6 million for the same periods in 2019.  Our effective tax rates for the three and six month periods ended June 30, 2020 were 18.72% and 18.50%, respectively, compared to 19.32% and 18.83% for the same periods in 2019.

FINANCIAL CONDITION

Total assets were $2.45 billion at June 30, 2020, an increase of $382.4 million from December 31, 2019. This change reflected increases of $187.6 million in cash and cash equivalents, $4.2 million in securities available for sale, $6.5 million in securities held to maturity, and $335.7 million in PPP loans, partially offset by decreases of $158.6 million in our loan portfolio excluding PPP loans. Total deposits increased by $365.0 million at June 30, 2020 compared to December 31, 2019.

Cash and Cash Equivalents: Our cash and cash equivalents, which include federal funds sold and short-term investments, were $460.0 million at June 30, 2020 compared to $272.5 million at December 31, 2019.  The increase in these balances related to an increase in our total deposits due to customers holding higher balances, particularly liquid deposits, in the low interest rate environment and due to uncertainty related to the COVID-19 pandemic.

Securities: Debt securities available for sale were $229.5 million at June 30, 2020 compared to $225.2 million at December 31, 2019. The balance at June 30, 2020 primarily consisted of U.S. agency securities, agency mortgage backed securities and various municipal investments. Our held to maturity portfolio was $89.2 million at June 30, 2020 compared to $82.7 million at December 31, 2019.  Our held to maturity portfolio is comprised of state, municipal and privately placed commercial bonds.

Portfolio Loans and Asset Quality: Total portfolio loans increased by $177.1 million in the first six months of 2020 and were $1.56 billion at June 30, 2020 compared to $1.39 billion at December 31, 2019. During the first six months of 2020, our commercial portfolio increased by $212.7 million.  The SBA created the Paycheck Protection Program to provide an efficient means to provide funding for small businesses to maintain payroll and operations during the COVID-19 pandemic.  We are an active participant in this program and originated a total of 1,635 loans totaling $335.7 million in the second quarter of 2020.  Borrowers who use the funds from their PPP loans to maintain payroll and for certain fixed expenses such as rent, occupancy, etc. are eligible to have 100% of their loans forgiven by the SBA.  We expect a substantial majority of our PPP borrowers will apply for and receive approval for loan forgiveness in the second half of 2020.  This expectation is subject to change due to borrower behavior, changing SBA requirements and processes relating to loan forgiveness and other relevant factors.  Excluding the PPP originations, our commercial loans decreased by $123.0 million in the first six months of 2020.  Our consumer portfolio decreased by $7.4 million and our residential mortgage portfolio decreased by $28.2 million in the first six months of 2020.

Mortgage loans originated for portfolio are typically adjustable rate loans as well as fixed rate loans that conform to secondary market requirements and have a term of fifteen years or less.  Mortgage loans originated for portfolio in the first six months of 2020 increased $3.1 million compared to the same period in 2019, from $15.0 million in the first six months of 2019 to $18.1 million in the same period in 2020.

The volume of residential mortgage loans originated for sale in the first six months of 2020 increased $50.6 million compared to the same period in 2019. Residential mortgage loans originated for sale were $79.4 million in the first six months of 2020 compared to $28.8 million in the first six months of 2019.

Index
The following table shows our loan origination activity for loans to be held in portfolio during the first six months of 2020 and 2019, broken out by loan type and also shows average originated loan size (dollars in thousands):

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Portfolio Originations	Percent of Total Originations	Average Loan Size	Portfolio Originations	Percent of Total Originations	Average Loan Size
Commercial real estate:
Residential developed	$2,561	0.5%	366	$4,770	2.8%	477
Unsecured to residential developers	170	—	170	—	—	—
Vacant and unimproved	12,311	2.3	1,759	2,179	1.2	436
Commercial development	—	—	—	—	—	—
Residential improved	34,264	6.4	519	20,459	11.9	280
Commercial improved	22,289	4.2	1,013	34,899	20.3	1,203
Manufacturing and industrial	5,515	1.0	306	9,478	5.5	1,053
Total commercial real estate	77,110	14.4	637	71,785	41.7	570
Commercial and industrial (1)	422,929	78.9	243	66,678	38.8	580
Total commercial	500,039	93.3	269	138,463	80.5	575
Consumer
Residential mortgage	18,097	3.4	355	15,010	8.7	235
Unsecured	—	—	—	—	—	—
Home equity	17,274	3.2	101	17,079	9.9	102
Other secured	544	0.1	15	1,534	0.9	27
Total consumer	35,915	6.7	139	33,623	19.5	117
Total loans	$535,954	100.0%	253	$172,086	100.0%	326

(1)	Six months ended June 30, 2020 includes $335.7 million in PPP loan originations

The following table shows a breakout of our commercial loan activity during the first six months of 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Commercial loans originated (1)	$500,039	$138,463
Repayments of commercial loans	(206,256)	(170,076)
Change in undistributed - available credit	(81,096)	(19,910)
Net decrease in total commercial loans	$212,687	$(51,523)

(1)	Six months ended June 30, 2020 includes $335.7 million in PPP loan originations

Overall, the commercial loan portfolio increased $212.7 million in the first six months of 2020.  Our commercial and industrial portfolio increased by $241.2 million while our commercial real estate loans decreased by $28.5 million.  As discussed above, included in the commercial production for the first six months of 2020 is $335.7 million in PPP loans.  Our overall production of commercial loans increased by $361.5 million from $138.5 million in the first six months of 2019 to $500.0 million in the same period of 2020.  Beyond the effect of the PPP loan production, our commercial and industrial portfolio is subject to seasonal fluctuations and we typically experience large paydowns in certain commercial loan categories in the second quarter each year, particularly nursery and floriculture production, and loans to automobile, recreational vehicle and boat dealers. Excluding the PPP loan activity, the commercial loan categories with the largest balance fluctuations in the first six months of 2020 were: agricultural products (down $26.3 million), construction (down $6.2 million), manufacturing (down $19.2 million), retail trade (down $57.0 million) and real estate and rental/leasing (down $13.3 million).  Retail trade includes floor plan loan lines to vehicle dealers.  The decline in borrowings in this sector was primarily the result of our dealers selling through their inventory but not being able to receive new inventory due to supply shortages from the COVID-19 shutdown of the economy.

Commercial and commercial real estate loans remained our largest loan segment and accounted for approximately 83.9% and 79.2% of the total loan portfolio at June 30, 2020 and December 31, 2019, respectively. Residential mortgage and consumer loans comprised approximately 16.1% and 20.8% of total loans at June 30, 2020 and December 31, 2019, respectively.

Index
A further breakdown of the composition of the loan portfolio is shown in the table below (in thousands):

	June 30, 2020		December 31, 2019
	Balance	Percent of Total Loans	Balance	Percent of Total Loans
Commercial real estate: (1)
Residential developed	$10,930	0.7%	$14,705	1.1%
Unsecured to residential developers	—	—	—	—
Vacant and unimproved	42,275	2.7	41,796	3.0
Commercial development	615	—	665	0.1
Residential improved	122,712	7.9	130,861	9.4
Commercial improved	281,620	18.0	292,799	21.1
Manufacturing and industrial	111,804	7.2	117,632	8.5
Total commercial real estate	569,956	36.5	598,458	43.2
Commercial and industrial	740,761	47.4	499,572	36.0
Total commercial (2)	1,310,717	83.9	1,098,030	79.2
Consumer
Residential mortgage	182,816	11.7	211,049	15.3
Unsecured	217	—	274	—
Home equity	64,554	4.1	70,936	5.1
Other secured	4,384	0.3	5,338	0.4
Total consumer	251,971	16.1	287,597	20.8
Total loans	$1,562,688	100.0%	$1,385,627	100.0%

(1)	Includes both owner occupied and non-owner occupied commercial real estate.
(2)	June 30, 2020 balances include PPP loans totaling $335.7 million.

Commercial real estate loans accounted for 36.5% and 43.2% of the total loan portfolio at June 30, 2020 and December 31, 2019, respectively, and consisted primarily of loans to business owners and developers of owner and non-owner occupied commercial properties and loans to developers of single and multi-family residential properties. In the table above, we show our commercial real estate portfolio by loans secured by residential and commercial real estate, and by stage of development. Improved loans are generally secured by properties that are under construction or completed and placed in use. Development loans are secured by properties that are in the process of development or fully developed. Vacant and unimproved loans are secured by raw land for which development has not yet begun and agricultural land.

Our consumer residential mortgage loan portfolio, which also includes residential construction loans made to individual homeowners, comprised 11.7% of portfolio loans at June 30, 2020 and 15.3% at December 31, 2019.  We expect to continue to retain in our loan portfolio certain types of residential mortgage loans (primarily high quality, low loan-to-value loans) in an effort to continue to diversify our credit risk and deploy our excess liquidity.

The volume of residential mortgage loans originated for sale during the first six months of 2020 increased significantly from the first six months of 2019 as a result of interest rate conditions.  The decrease in market interest rates in early 2020 has caused an increase in refinancing of fixed rate mortgages which we sell into the secondary market.

Our portfolio of other consumer loans includes loans secured by personal property and home equity fixed term and line of credit loans. This portfolio decreased by $7.4 million to $69.2 million at June 30, 2020 from $76.5 million at December 31, 2019, due primarily to a decrease in home equity loans.  These other consumer loans comprised 4.4% of our portfolio loans at June 30, 2020 and 5.5% at December 31, 2019.

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

Nonperforming assets are comprised of nonperforming loans, foreclosed assets and repossessed assets. At June 30, 2020, nonperforming assets totaled $5.6 million compared to $3.0 million at December 31, 2019. There were no additions to other real estate owned in the first six months of 2020 or in the first six months of 2019.  At June 30, 2020, there were no loans in redemption, so we expect there to be few additions to other real estate owned in 2020.  Proceeds from sales of foreclosed properties were $92,000 in the first six months of 2020, resulting in net realized gain on sales of $0.  Proceeds from sales of foreclosed properties were $382,000 in the first six months of 2019 resulting in net realized gain on sales of $79,000.

Index
Nonperforming loans include loans on nonaccrual status and loans delinquent more than 90 days but still accruing.  Nonperforming loans at June 30, 2020 consisted of $2.9 million of commercial real estate loans and $100,000 of consumer and residential mortgage loans.  As of June 30, 2020, nonperforming loans totaled $3.0 million, or 0.19% of total portfolio loans, compared to $203,000, or 0.01% of total portfolio loans, at December 31, 2019.  The increase in nonperforming loans in the six months ended June 30, 2020 is attributable to one loan relationship for which a charge-off of $4.1 million was taken in June 2020.  The remaining balance for this loan of $2.9 million constitutes most of the nonperforming loan total.

Foreclosed and repossessed assets include assets acquired in settlement of loans. Foreclosed assets totaled $2.6 million at June 30, 2020 and $2.7 million at December 31, 2019. The entire balance at June 30, 2020 was comprised of eight commercial real estate properties. All properties acquired through or in lieu of foreclosure are initially transferred at their fair value less estimated costs to sell and then evaluated monthly for impairment after transfer using a lower of cost or market approach. Updated property valuations are obtained at least annually on all foreclosed assets.

At June 30, 2020, our foreclosed asset portfolio had a weighted average age held in portfolio of 8.34 years. Below is a breakout of our foreclosed asset portfolio at June 30, 2020 and December 31, 2019 by property type and the percentages the property has been written down since taken into our possession and the combined writedown percentage, including losses taken when the property was loan collateral (dollars in thousands):

	June 30, 2020			December 31, 2019
Foreclosed Asset Property Type	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)	Carrying Value	Foreclosed Asset Writedown	Combined Writedown (Loan and Foreclosed Asset)
Single Family	—	—	—	—	—	—
Residential Lot	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—
Vacant Land	66	72.0%	78.2%	79	66.6%	74.1%
Residential Development	215	51.2	77.7	326	38.7	69.1
Commercial Office	—	—	—	—	—	—
Commercial Industrial	—	—	—	—	—	—
Commercial Improved	2,343	—	—	2,343	—	—
	$2,624	13.1	27.3	$2,748	11.7	25.8

Index
The following table shows the composition and amount of our nonperforming assets (dollars in thousands):

	June 30, 2020	December 31, 2019
Nonaccrual loans	$2,957	$203
Loans 90 days or more delinquent and still accruing	—	—
Total nonperforming loans (NPLs)	2,957	203
Foreclosed assets	2,624	2,748
Repossessed assets	—	—
Total nonperforming assets (NPAs)	$5,581	$2,951
NPLs to total loans	0.19%	0.01%
NPAs to total assets	0.23%	0.14%

The following table shows the composition and amount of our troubled debt restructurings (TDRs) at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020			December 31, 2019
	Commercial	Consumer	Total	Commercial	Consumer	Total
Performing TDRs	$3,909	$4,688	$8,597	$8,469	$5,140	$13,609
Nonperforming TDRs (1)	97	—	97	98	—	98
Total TDRs	$4,006	$4,688	$8,694	$8,567	$5,140	$13,707

(1)	Included in nonperforming asset table above

We had a total of $8.7 million and $13.7 million of loans whose terms have been modified in TDRs as of June 30, 2020 and December 31, 2019, respectively.  These loans may have involved the restructuring of terms to allow customers to mitigate the risk of foreclosure by meeting a lower loan payment requirement based upon their current cash flow.  These may also include loans that renewed at existing contractual rates, but below market rates for comparable credit.  For each restructuring, a comprehensive credit underwriting analysis of the borrower’s financial condition and prospects of repayment under the revised terms is performed to assess whether the structure can be successful and whether cash flows will be sufficient to support the restructured debt.  An analysis is also performed to determine whether the restructured loan should be on accrual status.  Generally, if the loan is on accrual at the time of restructure, it will remain on accrual after the restructuring.  In some cases, a nonaccrual loan may be placed on accrual at restructuring if the loan’s actual payment history demonstrates it would have cash flowed under the restructured terms.  After six consecutive payments under the restructured terms, a nonaccrual restructured loan is reviewed for possible upgrade to accruing status.  In situations where there is a subsequent modification or renewal and the loan is brought to market terms, including a contractual interest rate not less than a market interest rate for new debt with similar credit risk characteristics, the TDR and impaired designations may be removed.  Total TDRs decreased by $5.0 million from December 31, 2019 to June 30, 2020 due to payoffs and paydowns on existing TDRs exceeding new additions.  There were 84 loans identified as TDRs at June 30, 2020 compared to 91 loans at December 31, 2019.

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

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not Troubled Debt Restructurings (“TDRs”).  The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  Through June 30, 2020, the Bank had applied this guidance and modified 724 individual loans with aggregate principal balances totaling $336.8 million.  The majority of these modifications involved three-month extensions.

Allowance for loan losses: The allowance for loan losses at June 30, 2020 was $15.9 million, a decrease of $1.3 million from December 31, 2019.  The allowance for loan losses represented 1.01% of total portfolio loans at June 30, 2020 and 1.24% at December 31, 2019.  The ratio at June 30, 2020 is impacted by $335.7 million of PPP loans which were generated during the second quarter of 2020.  The ratio excluding these loans was 1.29% at June 30, 2020.  The allowance for loan losses to nonperforming loan coverage ratio decreased from 8473% at December 31, 2019 to 536.2% at June 30, 2020.

Index
The table below shows the changes in certain credit metrics over the past five quarters (dollars in millions):

	Quarter Ended June 30, 2020	Quarter Ended March 31, 2020	Quarter Ended December 31, 2019	Quarter Ended September 30, 2019	Quarter Ended June 30, 2019
Commercial loans	$1,310.7	$1,120.0	$1,098.0	$1,072.5	$1,030.6
Nonperforming loans	3.0	7.2	0.2	0.2	0.3
Other real estate owned and repo assets	2.6	2.6	2.7	3.1	3.1
Total nonperforming assets	5.6	9.9	3.0	3.3	3.4
Net charge-offs (recoveries)	4.0	(1.0)	(0.0)	(0.3)	(0.2)
Total delinquencies	3.3	0.5	0.4	0.2	0.4

A $4.1 million charge-off was taken in June 2020 related to a single loan relationship with a movie theater business for which the underlying assets were sold through bankruptcy proceedings.  This was an isolated charge-off, the amount of which was amplified by the COVID-19 shutdown of the economy.  No other loans of this industry type remain in our portfolio.  While the large charge-off taken in the second quarter of 2020 caused us to have net loan charge-offs for the quarter, at June 30, 2020, we had net loan recoveries in twenty of the past twenty-two quarters.  Our total delinquencies were $3.3 million at June 30, 2020 and $405,000 at December 31, 2019.  Our delinquency percentage at June 30, 2020 was 0.21%.

These factors all impact our necessary level of allowance for loan losses and our provision for loan losses. The allowance for loan losses decreased $1.3 million in the first six months of 2020.  We recorded a provision for loan losses of $1.7 million for the six months ended June 30, 2020 compared to a negative $450,000 for the same period of 2019.  Net loan charge-offs were $3.0 million for the six months ended June 30, 2020, compared to net loan recoveries of $460,000 for the same period in 2019. The ratio of net charge-offs (recoveries) to average loans was 0.41% on an annualized basis for the first six months of 2020 and -0.07% for the first six months of 2019.

Despite the large charge-off taken in the second quarter of 2020, we are encouraged by the reduced level of gross charge-offs over recent quarters. We do, however, recognize that future charge-offs and resulting provisions for loan losses are expected to be impacted by the timing and extent of changes in the overall economy and the real estate markets, in particular due to the impact of COVID-19.

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

Overall, impaired loans declined by $2.4 million to $11.5 million at June 30, 2020 compared to $13.9 million at December 31, 2019.  The specific allowance for impaired loans decreased $720,000 to $904,000 at June 30, 2020, compared to $1.6 million at December 31, 2019.  The specific allowance for impaired loans represented 7.9% of total impaired loans at June 30, 2020 and 11.7% at December 31, 2019.

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

The determination of our loss factors is based upon our actual loss history by loan grade and adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  We use a rolling 18 month actual net charge-off history as the base for our computation.  Over the past few years, the 18 month period computations have reflected sizeable decreases in net charge-off experience.  We addressed this volatility in the qualitative factor considerations applied in our allowance for loan losses computation. We also considered the extended period of strong asset quality in assessing the overall qualitative component.

At June 30, 2020, we also considered the effect that the global economic shutdown to combat COVID-19 is having on our loan borrowers and our local economy.  An analysis of each credit in our commercial loan portfolio was performed during the quarter ended June 30, 2020 to evaluate the impact of the shutdown on each business and identify the potential loss exposure.  While this analysis revealed limited stress in our portfolio and significant stimulus and mitigation efforts are expected to soften the shutdown impact, we believe a downgrade to our economic qualitative factor was appropriate and, after adding 7 basis points to this qualitative factor at March 31, 2020, we added another 6 basis points at June 30, 2020.  We also added 4 basis points to our valuation qualitative factor at June 30, 2020 due to the potential for devalued collateral in the current environment.

Certain industry sectors will be more negatively impacted by the economic effects of COVID-19 and governmental action than others.  For example, businesses that thrive on large masses of people assembling in close proximity, such as hospitality, restaurants and sporting events will likely incur longer negative effects than other industries.  We believe our commercial portfolio is adequately diversified, with our largest commercial concentrations in Real Estate, Rental and Leasing (22%), followed by Manufacturing (13%) and Retail Trade (10%).

Index
The table below breaks down our commercial loan portfolio by industry type at June 30, 2020 and identifies the percentage of loans in each type that have a pass rating within our grading system (4 or better) and criticized rating (5 or worse) (dollars in thousands):

	June 30, 2020
	Excluding PPP	PPP Loans	Total	Percent of Total Loans	Percent Grade 4 or Better	Percent Grade 5 or Worse
Industry:
Agricultural Products	$52,136	$17,617	$69,753	5.32%	96.04%	3.96%
Mining and Oil Extraction	1,935	103	2,038	0.16%	100.00%	0.00%
Utilities	—	44	44	0.00%	100.00%	0.00%
Construction	75,390	51,443	126,833	9.68%	99.37%	0.63%
Manufacturing	116,064	59,638	175,702	13.41%	96.83%	3.17%
Wholesale Trade	63,868	16,446	80,314	6.13%	99.90%	0.10%
Retail Trade	111,379	22,598	133,977	10.22%	99.97%	0.03%
Transportation and Warehousing	43,882	20,956	64,838	4.95%	97.84%	2.16%
Information	3,518	4,596	8,114	0.62%	65.98%	34.02%
Finance and Insurance	37,861	6,569	44,430	3.39%	100.00%	0.00%
Real Estate and Rental and Leasing	289,263	4,250	293,513	22.39%	99.39%	0.61%
Professional, Scientific and Technical Services	5,403	24,258	29,661	2.26%	99.12%	0.88%
Management of Companies and Enterprises	6,267	349	6,616	0.50%	100.00%	0.00%
Administrative and Support Services	22,395	28,695	51,090	3.90%	100.00%	0.00%
Education Services	3,310	10,054	13,364	1.02%	99.25%	0.75%
Health Care and Social Assistance	60,460	32,403	92,863	7.08%	99.99%	0.01%
Arts, Entertainment and Recreation	7,909	4,458	12,367	0.94%	97.17%	2.83%
Accommodations and Food Services	42,398	12,996	55,394	4.23%	96.99%	3.01%
Other Services	31,595	18,089	49,684	3.79%	99.26%	0.74%
Public Administration	16	106	122	0.01%	100.00%	0.00%
Private Households	—	—	—	0.00%	0.00%	0.00%
Total commercial loans	$975,049	$335,668	$1,310,717	100.00%	98.63%	1.37%

Accommodations and Food Services in the table above includes our loans to restaurants and hotels.  We have reviewed each relationship in this industry group and have determined based upon their nature of operations and our loan structure that we believe our loss exposure is limited.  Further, the Information segment noted above shows 34.02% of the total with a loan grade of 5 or worse.  This entire balance relates solely to the remaining balance of the movie theater relationship on which the large June 2020 charge-off was taken.  This remaining balance has been deemed fully collectible as of June 30, 2020.

Groups of homogeneous loans, such as residential real estate and open- and closed-end consumer loans, receive allowance allocations based on loan type.  A rolling 12 month (four quarter) historical loss experience period was applied to residential mortgage and consumer loan portfolios.  As with commercial loans that are not considered impaired, the determination of the allowance allocation percentage is based principally on our historical loss experience.  These allocations are adjusted for consideration of general economic and business conditions, credit quality and delinquency trends, collateral values, and recent loss experience for these similar pools of loans.  The homogeneous loan allowance was $2.7 million at June 30, 2020 and $2.6 million at December 31, 2019.

The allowance allocations are not intended to imply limitations on usage of the allowance for loan losses.  The entire allowance for loan losses is available for any loan losses without regard to loan type.

Premises and Equipment:   Premises and equipment totaled $43.1 million at June 30, 2020, down $365,000 from $43.4 million at December 31, 2019.

Deposits and Other Borrowings: Total deposits increased $365.0 million to $2.12 billion at June 30, 2020, as compared to $1.75 billion at December 31, 2019.  Non-interest checking account balances increased $266.1 million during the first six months of 2020.  Interest bearing demand account balances increased $43.9 million and savings and money market account balances increased $73.0 million in the first six months of 2020.  Certificates of deposits decreased by $18.0 million in the first six months of 2020.  Our overall deposit balances are elevated as a result of customers holding higher level of liquid deposits in this low interest rate environment and due to uncertainty related to the COVID-19 pandemic.  Business deposits are also elevated due to balances including PPP loan proceeds not yet fully utilized.  We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Index
Noninterest bearing demand accounts comprised 35.4% of total deposits at June 30, 2020 and 27.5% at December 31, 2019.  These balances typically increase at year end for many of our commercial customers, then decline in the first quarter.  Because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types.  Interest bearing demand, including money market and savings accounts, comprised 58.3% of total deposits at June 30, 2020 and 63.8% at December 31, 2019. Time accounts as a percentage of total deposits were 6.3% at June 30, 2020 and 8.7% December 31, 2019.

Borrowed funds totaled $90.6 million at June 30, 2020, including $70.0 million of Federal Home Loan Bank (“FHLB”) advances and $20.6 million in long-term debt associated with trust preferred securities.  Borrowed funds totaled $80.6 million at December 31, 2019, including $60.0 million of FHLB advances and $20.6 million in long-term debt associated with trust preferred securities.  The $10.0 million increase in borrowed funds in the six months ended June 30, 2020 was due to the addition of a $10.0 million FHLB advance in February 2020.

CAPITAL RESOURCES

Total shareholders' equity of $229.3 million at June 30, 2020 increased $11.9 million from $217.5 million at December 31, 2019. The increase was primarily a result of net income of $14.0 million earned in the first six months of 2020 and an increase of $3.0 million in accumulated other comprehensive income, partially offset by a payment of $5.4 million in cash dividends to shareholders.  The Bank was categorized as “well capitalized” at June 30, 2020.

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

The following table shows our regulatory capital ratios (on a consolidated basis) for the past several quarters:

Macatawa Bank Corporation	June 30, 2020	March 31, 2020	Dec 31, 2019	Sept 30, 2019	June 30, 2019
Total capital to risk weighted assets	17.3%	15.8%	15.8%	16.8%	16.8%
Common Equity Tier 1 to risk weighted assets	14.9	13.4	13.5	13.2	13.1
Tier 1 capital to risk weighted assets	16.3	14.7	14.7	15.8	15.7
Tier 1 capital to average assets	10.5	11.9	11.5	12.2	12.3

Approximately $20.0 million of trust preferred securities outstanding at June 30, 2020 qualified as Tier 1 capital.

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

We have actively pursued initiatives to maintain a strong liquidity position.  The Bank has reduced its reliance on non-core funding sources, including brokered deposits, and focused on achieving a non-core funding dependency ratio below its peer group average.  We have had no brokered deposits on our balance sheet since December 2011.  We continue to maintain significant on-balance sheet liquidity.  At June 30, 2020, the Bank held $426.9 million of federal funds sold and other short-term investments.  In addition, the Bank had available borrowing capacity from correspondent banks of approximately $329.7 million as of June 30, 2020.

Index
In the normal course of business, we enter into certain contractual obligations, including obligations which are considered in our overall liquidity management.  The table below summarizes our significant contractual obligations at June 30, 2020 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$—	$—	$—	$20,619
Time deposit maturities	111,170	20,136	2,777	56
Other borrowed funds	10,000	5,000	45,000	10,000
Operating lease obligations	244	268	85	—
Total	$121,414	$25,404	$47,862	$30,675

In addition to normal loan funding, we also maintain liquidity to meet customer financing needs through unused lines of credit, unfunded loan commitments and standby letters of credit.  The level and fluctuation of these commitments is also considered in our overall liquidity management.  At June 30, 2020, we had a total of $585.0 million in unused lines of credit, $83.4 million in unfunded loan commitments and $12.9 million in standby letters of credit.

Liquidity of Holding Company: The primary sources of liquidity for the Company are dividends from the Bank, existing cash resources and the capital markets if the need to raise additional capital arises.  Banking regulations and the laws of the State of Michigan in which our Bank is chartered limit the amount of dividends the Bank may declare and pay to the Company in any calendar year.  Under the state law limitations, the Bank is restricted from paying dividends to the Company in excess of retained earnings.  In 2019, the Bank paid dividends to the Company totaling $32.5 million.  In the same period, the Company paid $20.0 million to redeem trust preferred securities and paid $9.5 million in dividends to its shareholders.  On February 25, 2020, the Bank paid a dividend totaling $2.8 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on February 27, 2020 to shareholders of record on February 11, 2020.  The cash distributed for this cash dividend payment totaled $2.7 million.  On May 26, 2020, the Bank paid a dividend totaling $2.7 million to the Company in anticipation of the common share cash dividend of $0.08 per share paid on May 28, 2020 to shareholders of record on May 12, 2020.  The cash distributed for this cash dividend payment totaled $2.7 million.  The Company retained the remaining balance in each period for general corporate purposes.  At June 30, 2020, the Bank had a retained earnings balance of $75.8 million.

The Company has the right to defer interest payments for 20 consecutive quarters on its trust preferred securities if necessary for liquidity purposes.  During the deferral period, the Company may not declare or pay any dividends on its common stock or make any payment on any outstanding debt obligations that rank equally with or junior to the trust preferred securities.

The Company’s cash balance at June 30, 2020 was $6.8 million.  The Company believes that it has sufficient liquidity to meet its cash flow obligations.

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

Our methodology for determining the allowance for loan losses and the related provision for loan losses is described above in the "Allowance for Loan Losses" discussion.  This area of accounting requires significant judgment due to the number of factors which can influence the collectability of a loan.  Unanticipated changes in these factors could significantly change the level of the allowance for loan losses and the related provision for loan losses.  Although, based upon our internal analysis, and in our judgment, we believe that we have provided an adequate allowance for loan losses, there can be no assurance that our analysis has properly identified all of the probable losses in our loan portfolio.  As a result, we could record future provisions for loan losses that may be significantly different than the levels that we recorded in the first six months of 2020.

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

Our accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At June 30, 2020, we had gross deferred tax assets of $5.6 million and gross deferred tax liabilities of $2.8 million resulting in a net deferred tax asset of $2.8 million.  Accounting standards require that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.  At December 31, 2018, a valuation allowance of $92,000 was established against a capital loss carryforward created by the liquidation of the assets of a partnership interest the Bank acquired through a loan settlement thereby reducing net deferred tax assets.  This valuation allowance was maintained at June 30, 2020, resulting in a net deferred tax asset balance of $2.8 million.  With the positive results in 2019 and the first six months of 2020, we concluded at June 30, 2020 that no other valuation allowance on our net deferred tax asset was required.  Changes in tax laws, changes in tax rates, changes in ownership and our future level of earnings can impact the ultimate realization of our net deferred tax asset.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2020 (dollars in thousands):

Interest Rate Scenario	Economic Value of Equity	Percent Change	Net Interest Income	Percent Change
Interest rates up 200 basis points	$283,912	2.25%	$59,668	11.43%
Interest rates up 100 basis points	283,025	1.93	56,607	5.71
No change	277,666	—	53,547	—
Interest rates down 100 basis points	279,579	0.69	54,147	1.12
Interest rates down 200 basis points	279,520	0.67	54,331	1.46

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

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of June 30, 2020, the end of the period covered by this report.

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

The coronavirus pandemic (COVID-19) could adversely affect the business, financial condition and results of operations of the Company and has had, and may continue to have, an adverse impact on the business, financial condition and results of operations of many of its customers.

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

In Michigan, beginning March 24, 2020, Governor Gretchen Whitmer issued a series of “stay home, stay safe” executive orders, which required residents to remain at home "to the maximum extent feasible" and prohibited in-person work that "is not necessary to sustain or protect life."  These “stay home, stay safe” executive orders severely limited economic activity in Michigan, requiring businesses not deemed to be essential, to severely limit or shut down operations.  Under later “stay home, stay safe” executive orders, Governor Whitmer permitted certain industries, such as automotive, manufacturing, construction and retail, to begin to reopen, subject to stringent health and safety requirements and strict social distancing measures.  On June 1, 2020, Governor Whitmer issued a “reopen” executive order, which rescinded the then current “stay home, stay safe” executive order, and which permitted limited activities under the Michigan Safe Start Plan. On June 5, 2020, Governor Whitmer issued a supplemental reopen executive order, which did not rescind the reopen order, but modified it for regions in the northern lower peninsula and the upper peninsula of Michigan by permitting larger social gatherings and additional activities. The supplemental reopen order also allowed non-essential personal care services in all of Michigan. The reopen order was further modified by another executive order that addresses restarting professional sports and another executive order that closed indoor services at bars in all of Michigan.  As of June 30 2020, most businesses in Michigan, other than fitness centers and certain leisure and entertainment businesses, were allowed to be open in some capacity, subject to stringent health and safety requirements, strict social distancing measures and nonsurgical face mask requirements. The Governor's executive orders, along with guidance issued by the federal government and the Centers for Disease Control and Prevention, have substantially affected many different types of businesses and have resulted in the temporary or permanent closing of businesses and significant layoffs and furloughs throughout Michigan and the United States generally and are likely to continue to do so in the future, especially if Governor Whitmer issues future executive orders containing tightening restrictions on individuals and businesses or additional “stay home, stay safe” executive orders, which is a possibility.

COVID-19 has had a substantial impact on numerous aspects of life in the United States, including threats to public health, increased volatility in markets, and severe effects on national and local economies. The ultimate effect of COVID-19 on the Company's business will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence.  At this time, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and businesses and their employees will be able to resume normal activities.  Further, additional information may emerge regarding the severity of COVID-19, including a significant increase in the number of COVID-19 cases in Michigan and nationally.  If the severity of COVID-19 worsens, additional actions may be taken by federal, state, and local governments to contain COVID-19 or treat its impact, including that Governor Whitmer may issue additional executive orders containing tightening restrictions on individuals and businesses or additional “stay home, stay safe” executive orders, which is a possibility, and which would have a further significant negative impact on the Michigan economy and Michigan businesses.  Changes in the behavior of customers, businesses and their employees as a result of the COVID-19 pandemic, including social distancing practices, even after formal restrictions have been lifted, are also unknown.  As a result of the COVID-19 pandemic and the actions taken to contain it or reduce its impact, the Company may experience changes in the value of collateral securing outstanding loans, reductions in the credit quality of borrowers and the inability of borrowers to repay loans in accordance with their terms.  These and similar factors and events may have substantial negative effects on the business, financial condition, and results of operations of the Company and have had, and may continue to have, substantial negative effects on the business, financial condition, and results of operations of many of its customers. Additionally, the negative consequences of the unprecedented economic shutdown nationally and in Michigan is likely to result in a higher level of future delinquencies, loan impairments and loan losses and require additional provisions for loan losses, which will have a negative impact on our results of operations.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of its own common stock during the second quarter of 2020.  All employee transactions are under stock compensation plans.  These include shares of Macatawa Bank Corporation common stock surrendered to satisfy tax withholding obligations that occur upon the vesting of restricted shares.  The value of the shares withheld is determined based on the closing price of Macatawa Bank Corporation common stock at the date of vesting.  The Company has no publicly announced repurchase plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares purchased as Part of Publicly Announced Plans or Programs
Period
April 1 - April 30, 2020
Employee Transactions	—	$—	—
May 1 - May 31, 2020
Employee Transactions	—	—	—
June 1 - June 30, 2020
Employee Transactions	—	—	—
Total for Second Quarter ended June 30, 2020
Employee Transactions	—	$—	—

Item 6.	EXHIBITS.

3.1	Restated Articles of Incorporation. Previously filed with the Commission on October 27, 2016 in Macatawa Bank Corporation’s Quarterly Report on Form 10-Q, Exhibit 3.1. Here incorporated by reference.
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

Dated: July 23, 2020